Form 10KSB
period 1996-03-31
SINGING MACHINE CO INC
filed 1996-08-23
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended    MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _______________ to _______________

                         Commission File Number: 0-24968

                        THE SINGING MACHINE COMPANY, INC.
                ------------------------------------------------
                (Name of Registrant as specified in its charter)

              DELAWARE                                  95-3795478
              --------                                  ----------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

 1551 W. COPANS ROAD, #100, POMPANO BEACH, FL                   33064
 --------------------------------------------                ----------
   (Address of principal executive offices)                  (Zip Code)
Registrant's telephone number: 954-968-8006

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
         -------------------                           ------------------------
         Common Stock
         Par Value $.01 per share                         OTC Bulletin Board
         Common Stock Purchase Warrant                    OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X                    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:     $5,195,567

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                     HELD BY NONAFFILIATES OF THE REGISTRANT

         As of June 30, 1996, 2,811,582 shares of Common Stock, par value $.01 per share ("Common Stock"), of the Registrant were outstanding. Based on the average of the closing bid and asked prices of the Common Stock on the OTC Bulletin Board ("OTC") as of June 30, 1996 ($0.30), the aggregate market value of the 1,963,916 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $590,000. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____   No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                2,811,582 shares of Common Stock, par value $.01
                 per share, were outstanding as of June 30, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Exhibits contained in Registration Statement
                   on Form SB-2 (Registration No. 33-81974-A)
                    filed by the Registrant on July 27, 1994.
                      Forms 8-K filed by the Registrant on
                     December 4, 1995 and February 23, 1996.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     Part I

Item  1.          Business................................................... 1

Item  2.          Properties.................................................10

Item  3.          Legal Proceedings..........................................10

Item  4.          Submission of Matters to a Vote of Security Holders........10

                                     Part II

Item  5.          Market for Registrant's Common Equity and Related
                    Stockholder Matters......................................10

Item  6.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................11

Item  7.          Financial Statements and Supplementary Data................22

Item  8.          Changes in and disagreements with Accountants on
                    Accounting and Financial Disclosure......................23

                                    Part III

Item  9.          Directors and Executive Officers of the Registrant.........23

Item 10.          Executive Compensation.....................................25

Item 11.          Security Ownership of Certain Beneficial Owners and
                    Management...............................................28

Item 12.          Certain Relationships and Related Transactions.............29

Item 13.          Exhibit and Reports of Form 8-K............................31

                  Signatures.................................................34

                              --------------------

                                     PART I

Item 1.  BUSINESS

GENERAL

The Singing Machine Company, Inc. (the "Company") is engaged in the distribution and marketing of electronic KARAOKE audio equipment which plays backing tracks (music without lyrics) of popular songs and records the vocal accompaniment of professional and amateur singers to those backing tracks. The Company contracts for the manufacture of all of its electronic equipment products with manufacturers located in the Far East. The Company also produces and markets KARAOKE audio software, including CDS, CD and graphics, video tapes and audio tapes, containing music and lyrics of popular songs for use with KARAOKE recording equipment. One track of those tapes offers complete music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all audio software sold by the Company is accompanied by printed lyrics and the Company's KARAOKE video tapes contain lyrics which appear on the video screen. The Company contracts for the reproduction of its audio software, which is produced by the Company or by an exclusive independent producer.

The Company currently has a product line of 11 different models of recording and playback units incorporating such features as a dual cassette player, graphic equalizer and high-output stereo amplifier and markets certain of its units under the popular national brand Memorex(Trademark) as well as its registered trademark THE SINGING MACHINE(Registered trademark). In addition, the Company believes that it has one of the larger backing track libraries of music in the KARAOKE industry consisting of over 2,500 titles.

The Company sells audio software under the trademarks KARAOKE
KASSETTE(Trademark), KARAOKE KOMPACT DISC(Trademark) and KARAOKE VIDEO KASSETTE(Trademark) and KARAOKE recording and playback units under its registered trademark THE SINGING MACHINE(Registered trademark). The Company also licenses its trademark, on a non-exclusive basis, to others for sales around thE world. The Company believes that it is one of several companies in the KARAOKE industry in the United States which sells both hardware and software.

BACKGROUND AND FORMATION OF THE COMPANY

The KARAOKE industry began in Japan in the 1970s. In Japanese society, entertaining is not typically conducted in individual homes, but rather in restaurants and nightclubs. KARAOKE, which translated literally means "empty orchestra", is a concept that allows participants to sing words to soundtracks of popular songs, reading lyrics from video monitors or scripts. The concept is identical to that employed in the "follow the bouncing ball" segment of the "Sing Along with Mitch" television program from the 1960s. The instrumental music, or backing track, is provided by pre-recorded soundtracks on CDs or audio or video tapes. In Japan, KARAOKE clubs and public establishments became popular vehicles for social occasions and business entertainment.

The Company was incorporated in California in 1982. The Company originally sold its products exclusively to professional and semi-professional singers. In 1988, when Eugene B. Settler, currently a director, was retained as the Company's President, it began marketing KARAOKE equipment for home use. The Company believes it was the first to offer KARAOKE electronic recording equipment and audio software for home use in the United States.

In February 1990 all of the outstanding Common Stock was purchased by Magna International, Inc. ("Magna"). In March 1990, the Company relocated its offices from California to South, Florida. In September 1991, Messrs. Paul Wu, Eugene B. Settler and Edward Steele purchased an option from Magna for 100% of the Company's then outstanding Common Stock, which option was exercised in May 1994, by Messrs. Settler and Steele and, Mr. Wu's designees. In September 1992, Magna and an affiliate thereof agreed to exchange $816,574 of debt owed by the Company to Magna and an affiliate thereof for additional shares of the Company's Common Stock (the "Additional Shares"). That agreement, as amended, gave Magna the right to require the Company to repurchase the Additional Shares, on December 31, 1996, for $816,574 plus interest at 8% per annum from September 30, 1994. On November 10, 1994 Magna exchanged the Additional Shares for the Company's promissory note (the "Magna Note") in the amount of $816,574. In addition, in May 1994, the Company was merged into a wholly-owned subsidiary of the Company incorporated in Delaware with the same name. As a result of that merger, the Delaware corporation became the successor to the business and operations of the California corporation and retained the name The Singing Machine Company, Inc.

STRATEGY

Currently the Company is focusing on its audio equipment operations with the intention of increasing cash flow, improving operating efficiency, increasing internal growth and returning to profitability. The Company's intent is to obtain additional market share through an emphasis on the affordability, selection and quality of its products.

The Company is also focusing greater sales efforts on mass market retailers, such as Target and Montgomery Ward, which the Company believes have greater potential for increased software sales. The Company has historically sold its software products predominately to chain music stores and music distributors and believes that the potential in this market has decreased. In order to reduce expenses, management has limited the development of new products for both audio equipment and audio software. There can be no assurance that the Company will be able to successfully implement its strategy.

PRODUCTS

The following table sets forth the approximate amounts and percentages of the Company's net revenues by product type during the periods shown, excluding certain ancillary revenues.

                                                         YEAR ENDED MARCH 31,
                   ------------------------------------------------------------------------------------------------
                            1996                    1995                     1994                     1993
                   --------------------   ----------------------    ---------------------    ----------------------
                       NET      PERCENT       NET        PERCENT        NET       PERCENT        NET        PERCENT
                    REVENUES   OF TOTAL    REVENUES     OF TOTAL     REVENUES    OF TOTAL     REVENUES     OF TOTAL
                   ----------  --------   ----------    --------    ----------   --------    ----------    --------
Audio software     $1,255,932    24.9%    $3,258,312      56.4%     $5,414,215     63.3%     $2,823,429      48.8%

Audio equipment     3,795,447    75.1%     2,520,194      43.6%      3,133,508     36.7%      2,966,473      51.2%

The Company currently offers 11 different models of electronic recording and playback equipment with retail prices ranging from $30 for basic units to $300 for semi-professional units with CD and graphics player sound enhancement, graphic equalizers, tape record/playback features and multiple inputs and outputs for connection to compact disc players and video cassette recorders.

The Company currently offers its audio software in four formats - multiplex cassettes, CDS, CD and graphics, and video cassette tapes with retail prices ranging from $3.99 to $14.98. The Company purchases recordings from an independent producer, and currently has a song library of over 2,500 titles. The Company's backing track product line covers the entire range of musical tastes including popular hits, golden oldies, country, standards, rock and roll and rap. The Company even has backing tracks for opera and certain foreign language recordings. The Company considers its song library to be of considerable value and of material importance to its business. See "Notes to Consolidated Financial Statements No. 6 - Commitments and Contingencies".

NEW PRODUCT DEVELOPMENT

Management believes that the enhancement and extension of the Company's existing products and the selective development of new product lines are important to the Company's continued growth. The Company combines the style and content of its products to meet customer requirements for quality, product mix and pricing. Company employees work closely with both retailers and suppliers to identify trends in consumer preferences and to generate new product ideas. The Company's employees evaluate new ideas and seek to develop new products and improvements to existing products to satisfy industry requirements and changing consumer preferences.

During the fiscal year ended March 31, 1996, the Company introduced 4 new models of recording equipment, 108 new song titles and 101 new compilations of existing titles as well as secured the rights to use the brand name Memorex(Trademark). The Company has also expanded into non-KAROKE audio equipment with the addition of wireless stereo speakers to its product line.

SALES, MARKETING AND DISTRIBUTION

The Company distributes its products to retailers and wholesale distributors through two methods: domestic sales, i.e., shipment of products from the Company's inventory; and direct sales, i.e., shipments directly from the Company's Hong Kong subsidiary or manufacturers in the Far East, of products sold by the Company's sales force. Domestic sales, which account for substantially all of the Company's audio software sales, are made to customers located throughout the United States from the Company's inventories maintained at its warehouse facility in Florida, and a warehouse in California, or directly from U.S. software manufacturers.

DOMESTIC SALES. The Company's strategy of selling products from a domestic warehouse enables it to provide timely delivery and serve as a "domestic supplier of imported goods". The Company purchases electronic recording products overseas for its own account and warehouses the products in a leased facility in Florida and a warehouse in California. The Company is responsible for costs of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products and therefore, warehouse sales command higher sales prices than direct sales. The Company generally sells from its own inventory in less than container-sized lots to customers. For each of the fiscal years ended March 31, 1995 and 1996 domestic sales accounted for approximately 96% and 73%, respectively, of the Company's revenues. This decrease is attributable to the formation of a new international subsidiary. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DIRECT SALES. The formation of a new subsidiary, International SMC (HK) Ltd. ("International") is attributable for the advent of foreign equipment sales in fiscal year 1996, which accounted for 24% of total revenues. Some products sold by the Company are shipped directly to its customers from the Far East through either International or The SMC Singing Machine Company, Ltd., a Hong Kong trading company ("LTD"). Paul Wu, a director of the Company and a director of a principal stockholder of the Company, is the Chairman of the Board of LTD. Sales made through International or LTD are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to customers' distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers located in Italy, England, Canada, Australia and the United States, who pay International or LTD pursuant to their own international, irrevocable, transferable letters of credit or on open credit with the Company's suppliers in the Far East. Pursuant to an agreement with LTD, the Company receives 50% of LTD's net profits as commissions, for all direct sales originated by the Company. For the fiscal years ended March 31, 1995 and 1996, approximately 3.8% and 2.5% respectively, of the Company's revenues were attributable to commissions from LTD. See Item 6
- - "Management's Discussion and Analysis of Financial Condition and Results of operations".

The Company relies on its Management's ability to determine the existence and extent of available markets for its products. Company Management has considerable marketing and sales backgrounds and devotes a significant portion of its time to marketing-related activities. The Company achieves both domestic and direct sales, and markets its hardware and software products, primarily through its own sales force and approximately 25 independent sales representatives. The Company's representatives are located in various states and are paid a commission based upon sales in their respective territories. The Company's sales representative agreements are generally one year agreements which automatically renew on an annual basis, unless terminated by either party on 90 day's notice. The Company works closely with its major customers to determine marketing and advertising plans.

The Company also markets its products at various national and international trade shows each year. The Company regularly attends the following trade shows and conventions: CES ("Consumer Electronics Show") each January in Las Vegas; Hong Kong Electronics Show each October in Hong Kong; the Hong Kong Toy Fair in January; and the American Toy Fair each February in New York.

The Company's electronic recording products are marketed under THE SINGING MACHINE(Registered trademark) or Memorex(Trademark) trademarks, and its audio software is marketed under the KARAOKE Kassette(Trademark), KARAOKE Kompact Disc(Trademark) and KARAOKE Video Kassette(Trademark) trademarks, throughout the United States primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. The Company's KARAOKE machines are currently sold in such stores as Target, Toys R Us, J.C. Penney, Incredible Universe, Montgomery Ward, Spiegel's Catalog, and Wal-Mart. In addition, the Company's KARAOKE software customers include Montgomery Ward, Fingerhut, Target, The Wall, Specs Music, Ames, The Wherehouse Stores and Musicland.

As a percentage of total revenues, the Company's net sales in the aggregate to its five largest customers during the fiscal years ended March 31, 1995 and 1996, were approximately 53% and 63%, respectively. Handleman and Montgomery Ward each accounted for over 10% of the Company's net sales for the year ended March 31, 1995, representing 34% of total revenues on a combined basis during that period. Handleman represented 45% of total revenues from software sales for such period and Montgomery Ward represented 27% of total revenues from hardware sales. For the fiscal 1996 period J.C. Penney, Montgomery Ward, Fingerhut and Target each accounted for over 10% of the Company's net sales. Target represented 43% of total revenues from software sales for fiscal 1996 while J.C. Penny and Montgomery Ward each represented 21% and Fingerhut represented 16% of total revenues from hardware sales for such period.

Although the Company has long-established relationships with many of its customers, it does not have long-term contractual arrangements with any of them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

The Company manages credit policies with respect to its customer base. The Company has not suffered significant credit losses to date, even during a period when many major retailers, including customers of the Company, experienced significant difficulties, including filing for protection under federal bankruptcy laws. In the cases where a customer of the Company has filed for protection under federal bankruptcy laws, it has not had a significant impact on the Company's revenues or other categories of financial performance.

RETURNS

Returns of electronic hardware products by the Company's customers are generally not permitted except in approved situations involving quality defects, damaged goods or goods shipped in error or in an untimely manner. Returned hardware products are placed in inventory by the Company for future sale and, if necessary, refurbished. The practice in the prerecorded music industry is to permit retailers to return or exchange audio software merchandise. In general, the policy of the Company is to give credit to its distributors for audio software returned in conjunction with the receipt of new replacement purchase orders. Any such returns of software are available for resale by the Company. Separate and apart from its copyright royalty reserves, the Company has historically established return reserves of from approximately 15% to 22% of total sales for financial statement reporting purposes. Such reserves also include reserves for returns resulting from direct sales by LTD. The Company believes such reserves are consistent with industry standards.

IMPORTING

The Company presently purchases and imports virtually all of its electronic recording products from four suppliers located in the People's Republic of China and Hong Kong. In fiscal 1995 and 1996, suppliers in the People's Republic of China accounted for approximately 64% and 70%, respectively, of the Company's total product purchases, including virtually all of the Company's hardware purchases. The Company's primary suppliers of electronic recording products are located in the Shenzen province of the People's Republic of China.

While the Company purchases its products from a small number of large suppliers with whom it maintains close alliances, there are numerous other suppliers from which the same products could be purchased. The Company provides key suppliers with design and quality specifications. In return for ongoing business which the Company provides these suppliers, such suppliers maintain production capacity for the Company's production needs. To ensure that its high standards of product quality and that shipping schedules are met by suppliers, pursuant to the terms of an agreement entered into between the Company and Memcorp, Inc., dated October 27, 1995, ("Memcorp Administrative Agreement") the Company utilizes employees of Memcorp Asia in Hong Kong, a subsidiary of Memcorp, Inc., the licensor of the Memorex(Trademark) brand, as agents. Those agents include product inspectors who are knowledgeable about the Company's product specifications and work closely with the suppliers to verify that such specifications are met. Additionally, key officers of the Company frequently visit suppliers for quality assurance and to support good working relationships.

The agreement with Memcorp, Inc. ("Memcorp"), is a five year exclusive arrangement, signed on October 27, 1995, whereby the Company became the exclusive sub-distributor of KARAOKE hardware products under the "Memorex" trademark. The sub-distributor agreement requires the Company to pay a commission fee on all hardware sales utilizing the brand name during the term of the agreement. In addition to the sub-distributor agreement, the Memcorp Administrative Agreement provides the Company administrative assistance and the use of office and warehouse space in Asia as may be required for the purchase, distribution and sale of products. The Company pays Memcorp a commission fee on all shipped products for these services.

As part of the consideration for the sub-distributor and administrative agreements, the Company granted Memcorp an option (the "Memcorp Option"), exercisable until October 26, 1996, to purchase one million (1,000,000) shares of the Company's common stock at a price of one dollar ($1) per share. Memcorp was granted certain registration rights for one year with respect to the shares underlying the option.

On May 31, 1996, the President of the United States renewed the People's Republic of China's "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year, beginning July 3, 1996. Such renewal continues in effect unless disapproved by Congress within sixty days. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. If MFN status for China is restricted or revoked in the future, the Company's cost of goods purchased from Chinese vendors is likely to increase. A resultant change in suppliers would likely have an adverse effect on the Company's operations, and possibly, earnings. Although Management believes such adversity would be short-term as a result of its ability to find alternative suppliers, it is unlikely that any such suppliers would offer the same preferred financing terms that are currently offered by FLX (HK) Ltd., a Hong Kong corporation ("FLX"). Management continues to closely monitor the situation and has determined that the production capabilities in countries outside China which have MFN status, and, therefore have favorable duty rates, would meet the Company's production needs.

MANUFACTURING AND PRODUCTION

The electronic recording devices sold by the Company are manufactured and assembled by third parties pursuant to design specifications provided by the Company. The Company's electronic recording devices are assembled by four factories in the People's Republic of China. See "Notes to Financial Statements
- - No. 7, Related Party Transactions". The finished products are packaged and labeled under either the Company's registered trademark, THE SINGING MACHINE(Registered trademark), the Memorex(Trademark) brand name, or under a customer's private label, such as Radio Shack. Memcorp Asia performs quality control inspections on the premises of its subcontractor's facilities and also inspects the Company's various electronic recording products upon their arrival in the United States.

The Company's products contain electronic components manufactured by other companies such as Panasonic and Sony. Various subcontractors in the Far East produce printed circuit boards and audio components in accordance with specifications of the Company. The electronic components are installed in cabinets manufactured by FLX and other manufacturers. Tools and dies used in the production of certain models of the electronic audio equipment sold by the Company are owned by LTD and may be used by LTD to manufacture other companies' products. In March 1995, the Company purchased tools and dies for two new models from LTD for $318,000, which were subsequently sold to International, primarily in order to have the exclusive right to use such tools and dies.

All of the electronic components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material long-term adverse effect on its business, operations or financial condition.

The Company's audio software is produced by an independent producer. After the selection of songs for inclusion in a particular collection, Company personnel attempt to contact the publishers of the songs to obtain permission to re-record the music and print the lyrics. Based on the original musical arrangement, the independent producer retains singers and musicians to create a re-recording of the original work. Songs are recorded once with both music and lyrics, to allow the KARAOKE participant to hear an example of the songs performance, and once without lyrics to provide a "backing track" to accompany the original singing of the KARAOKE participant. Collections of such songs are then assembled on master digital audio tapes. The master tapes are then sent to various subcontractors in the United States and/or Hong Kong for duplication. The Company reproduces its original master tapes in three formats: audio cassette tapes; video cassette tapes; and audio CDs.

WARRANTIES

All of the electronic equipment sold by the Company is warranted against manufacturing defects for a period of 90 days for labor and one year for parts. All audio software sold by the Company is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 1995 and 1996, warranty claims have not been material to the Company's results of operations.

BACKLOG

At March 31, 1996, the Company had approximately $100,000, net of cancellations, of unfilled customer orders. The amount of unfilled orders at any particular time is affected by a number of factors, including scheduling of manufacturing and shipping of products, which in some instances is dependent on the needs of the customer.

COMPETITION

The Company's business is highly competitive. In addition, the Company competes with all other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CDs and video cassettes. The Company's financial position depends, among other things, on its ability to keep pace with such changes and developments and to respond to the requirements of its customers. Many of the Company's competitors have significantly greater financial, marketing and operating resources and broader product lines than does the Company. The Company's major electronic component competitors include:
Pioneer; JVC; Grand Prix; Casio; and Soundesign. The Company's major audio software competitors are Pocket Songs and Sound Choice.

The Company believes that competition in its markets is based primarily on price, product performance, reputation, delivery times and customer support. The Company believes that, due to its proprietary know-how, it has the ability to develop and produce hardware and software on a cost-effective basis.

TRADEMARKS AND LICENSES

The Company has registered The Singing Machine(Registered trademark) trademark in the United States, Canada, Austria, Benelux, Germany, France and the United Kingdom. The Company has also filed registration applications for that trademark in various other countries, including Australia, Germany, Italy, South Africa, Spain and Switzerland. The Company also utilizes the common law trademarks KARAOKE KASSETTE(Trademark), KARAOKE KOMPACT DISC(Trademark) and KARAOKE VIDEO KASSETTE(Trademark) in connection with the sale of its audio software. The Company considers these trademarks to be of considerable value and of material importance to its business.

The Company holds federal and international copyrights to substantially all of the audio productions comprising its song library. However, since each of those productions is a re-recording of an original work by others, the Company is subject to both contractual and statutory licensing agreements with the publishers who own or control the copyrights of the underlying musical compositions and is obligated to pay royalties to the holders of such copyrights for the original music and lyrics of all of the songs in its library that have not passed into the public domain. Since most audio software distributed by the Company is accompanied by printed lyrics, the Company is also subject to written print royalty license agreements. The Company is currently a party to more than 13,000 different written copyright license agreements covering more than 30,000 separate copyright holders.

The Federal Copyright Act (the "Act") creates a compulsory statutory license for all nondramatic musical works which have been distributed to the public in the United States. Under the Act, with respect to each work included in an audio software product distributed by the Company under a compulsory license, the Company is required to pay a royalty of the greater of $0.0695 per song or $0.013 per minute of playing time or fraction thereof with respect to each item of audio software produced and distributed by the Company (the "Statutory Rate"). Royalties due under compulsory licenses are payable monthly. The Company currently has compulsory statutory licenses for approximately 125 songs in its song library.

The majority of the songs in the Company's song library are subject to written copyright license agreements. The Company's written licensing agreements for audio software ("mechanical licenses") typically provide for royalties at the Statutory Rate although some provide for lower royalty rates. Written licenses typically provide for quarterly royalty payments. The Company also has written license agreements for substantially all of the printed lyrics which are distributed with its audio software products ("print licenses"), which licenses also typically provide for quarterly payments of royalties at the Statutory Rate.

The Act allows a deferral of royalty payments for products sold subject to a right of return. The practice in the recorded music industry is to permit retailers to return or exchange merchandise. Accordingly, each audio production sold by the Company is sold subject to a right of return for credit against future purchases or exchange. Royalties are due with respect to such sales on the earlier to occur of nine months after the date of distribution or the date on which the revenue from the sale is recognized in accordance with generally accepted accounting principles. The Company has reached agreement on a 25% reserve with a music publisher representing over 22% of its print licenses, which agreement requires the payment of deferred royalties no later than nine months after the date of distribution. With regard to the other principal copyright royalty holders, the Company has deferred, and intends to continue to defer, approximately 25% of royalty payments for approximately nine months, an amount and period which the Company believes is appropriate for the KARAOKE industry.

During the fiscal years ended March 31, 1995 and 1996, the Company made royalty payments totaling approximately $960,000 and $500,000, respectively, with respect to audio software units distributed. As of fiscal year ends 1995 and 1996 the Company had accrued for audio royalty payments approximately $940,000 and $600,000, respectively.

In May 1994, the Company requested its principal copyright royalty creditor, the Harry Fox Agency, Inc. ("HFA"), which represents the majority of copyright holders for which the Company is obligated to pay royalties, to audit its records for the period October 1991 through March 1994. On May 22, 1995, the Company executed a settlement agreement (the "Settlement Agreement") with HFA, with respect to all non-current royalty obligations and claims for the period from October 1, 1991 through March 31, 1994 in the amount of $1,030,000. The Company had accrued approximately $1.0 million in its financial statements for royalty obligations to HFA, and on February 22, 1995, paid HFA $200,000 to be applied against the settlement amount. The total amount of settlement payments made during fiscal 1996 was $432,000, and the balance of approximately $400,000 was anticipated to be paid in monthly installments, through May 1997, of principal and interest at 8.0% per annum. After a period of default, the Company entered into an amended payment agreement with HFA, stipulating a lump sum payment to bring its account current and monthly installments thereafter, and is current with respect to such agreement as of the date of this filing. As collateral security for the payment of its obligations under the Settlement Agreement, the Company has granted HFA a security interest in the Company's master sound recordings.

With the completion of its negotiations with HFA, the Company has now entered settlement agreements, totaling approximately $1.2 million, with creditors representing a majority of its non-current copyright royalty obligations. Pursuant to those settlement agreements, the Company intends to satisfy all non-current royalty obligations with the creditors in question by May 1997, although there is no guarantee that the Company will be able to do so within the specified time period. As of June 30, 1996, the Company had paid approximately $800,000 pursuant to those settlement agreements. An audit was performed by HFA for the period April 1, 1994 through March 31, 1996, the results of which are still outstanding as of this writing. The Company however, does not anticipate any material adjustment as a result of such audit.

As a result of the Company's historical copyright royalty reserve practices, the Company could be subject to various claims for damages under its written copyright licensing agreements, the Act and common law (the "Claims"). In cases of copyright infringement, the Act permits the copyright holder to elect to recover either actual damages, and any additional profits of the infringer, or statutory damages. Statutory damages under the Act range from $500 to $20,000 for each infringement, and the Act gives the federal courts complete authority over the size of damage awards. In cases where the copyright owner sustains the burden of proving, and the court finds, that infringement was committed wilfully, the court in its discretion may increase the award of statutory damages to a sum of not more than $100,000 per work infringed. In PEER INTERNATIONAL CORPORATION V. PAUSA RECORDS, INC., 909 F.2d 1332 (9th Cir. 1990), the Court of Appeals held that statutory damages are not available for a failure to pay royalties under a private license agreement since such a failure is not an act of infringement within the meaning of the Act. The Court in that case suggested that the only remedy for a failure to pay royalties under a written license agreement is a common law action to recover the unpaid amounts. However, there can be no assurance that courts in other jurisdictions will adopt the holding in Peer.

The Company's executive officer, Mr. Edward Steele, and former president and current member of the Board of Directors, Mr. Eugene Settler, have agreed to indemnify the Company against certain claims arising out of the Company's compulsory, statutory (i.e., non-written) licensing agreements (an "Indemnifiable Claim") asserted with respect to the period from September 3, 1991 through November 10, 1994 by pledging all of their shares of Common Stock to the Company. In the event of the assertion of such an Indemnifiable Claim, the Company may require the return of shares of Common Stock (one-half from each of Messrs. Steele and Settler) to the Company with a market value collectively equal to the Indemnifiable Claim. There can be no assurance, however, that the Company would be able to sell or otherwise dispose of such shares for cash or raise a sufficient amount from the sale of such shares in order to satisfy the Indemnifiable Claim. In addition, the Company would continue to bear all other costs and expenses incurred by, or assessed against, the Company (including legal) associated with such an Indemnifiable Claim, whether or not such Indemnifiable Claim is resolved in favor of the Company. The Company has agreed to release certain shares of Common Stock from the provisions of the pledge and indemnity agreement during the period beginning December 10, 1995, under certain circumstances based upon the performance of the Company. No such shares have been released as of June 30, 1996. The pledge and indemnity agreement will also terminate as to Messrs. Steele or Settler in the event of their deaths, provided the Company then maintains life insurance of at least $1,000,000 on each party. No such insurance is presently in place.

No Claims have been asserted against the Company to date with respect to copyright infringement. The Company believes that the assertion of any such Claims is remote, primarily as a result of its actual and proposed satisfaction of all material past due royalty obligations and the payment agreements which the Company has negotiated with its principal copyright royalty creditors. However, there can be no assurance that such Claims will not be asserted or, if asserted, that such Claims will not have material adverse effect on the Company's financial position. Furthermore, the Company is not current in the payment of certain of its current royalty obligations.

The Company also receives income from the sale of rights to certain of its original KARAOKE master song tapes to an unrelated party. Under the agreement, such party has the exclusive right to distribute these songs in certain Asian markets. During the fiscal year ended March 31, 1995, the Company received income of $279,000 from such sales. The agreement by which the Company received such income expired on September 1, 1995. Accordingly, the Company did not receive any income from such source during fiscal 1996.

INFORMATION SYSTEMS

During fiscal 1996, in an effort to reduce overhead expenses, the Company entered into an agreement with Memcorp, Inc., whereby the Company physically transferred its mainframe computer system and associated software licenses to Memcorp, Inc., an electronics distributor located in Hialeah, Florida, at no cost to Memcorp in exchange for the Company's indefinite continued use of such system. Via telephonic communications, the Company maintains twenty four hour, seven day a week access to the system. Under the terms of the agreement, Memcorp is responsible for all of the system's operating, maintenance and licensing fees. The system provides current on-line information to assist the Company in analyzing purchasing patterns which enables it to better identify product demand. Sales information is maintained and tracked by major product category and customer. The information system generates analyses of individual products to support Management in analyzing sales trends and price sensitivity.

EMPLOYEES

At March 31, 1996, the Company had 14 employees, 6 of whom were engaged in warehousing and technical support and 8 in marketing and administrative functions. The total number of employees has been reduced significantly from the prior year's total of 25 through both layoffs and attrition, as management pursues cost cutting measurers. None of the employees is represented by a labor union. The Company believes that its employee relations are adequate.

Item 2.  PROPERTIES

As of April 1995, the Company's United States distribution warehouse was relocated from a 15,162 square foot facility in Boca Raton, Florida to a 29,762 square foot facility in nearby Pompano Beach. In October 1995, the Company's corporate offices were also relocated to the same facility. The new lease is for a 62-month term, with two three-year extension options and provides for base rent, excluding common area maintenance, taxes and insurance of approximately $138,000 during the first year with fixed increases thereafter.

Although the Company has not entered into any written agreements, it is actively seeking parties to sublet a portion of its warehouse facility in order to reduce overhead.

Item 3.  LEGAL PROCEEDINGS

Mr. Eugene Settler was retained by the Company in 1988 as its President and served in that office until the termination of his employment agreement on February 22, 1996. Mr. Settler continues to hold the office of Director. As a result of the Company's termination of his employment agreement it ceased payments thereunder. Mr. Settler filed a demand for arbitration for a breach of his employment agreement as required pursuant to the terms of such employment agreement. The Company has been advised that such arbitration is scheduled for late September 1996.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On November 17, 1995 the Company was informed by The Nasdaq Stock Market, Inc., that the common stock of the Company did not meet the minimum bid price of $1.00 per share, and that the Company's net tangible assets did not meet the minimum requirement of $4,000,000. On January 25, 1996, pursuant to a January 19, 1996 hearing before a Nasdaq Hearing Panel, the Nasdaq Listings Qualifications Committee ("Committee"), denied the Company's request for an exception to the minimum bid price requirement. In addition the Committee indicated that the Company did not meet the minimum quantitative criteria for inclusion on the Nasdaq SmallCap

Market. Accordingly, effective January 26, 1996, the Company's securities were delisted from the Nasdaq Stock Market. However, the Company's securities were immediately eligible to trade on the OTC Bulletin Board.

The Common Stock is currently traded on the OTC Bulletin Board under the symbol "SING". The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock on the Nasdaq National Market for the periods prior to January 26, 1996, and the OTC Bulletin Board thereafter, as adjusted for the fiscal fourth quarter 1995 20% Stock Dividend. The Company's Common Stock commenced trading on November 10, 1994. Prior thereto, there was no public market for the Company's Common Stock.

        FISCAL 1996                                                 HIGH                LOW
        --------------------------------------------------     --------------      -------------
        First Quarter.....................................         $1.63               $1.50
        Second Quarter....................................          1.50                1.00
        Third Quarter.....................................          1.03                0.75
        Fourth Quarter (through January 25,1996)..........          0.78                0.50
        Fourth Quarter (from January 26, 1996; OTC)(1)....          0.25                0.25

        FISCAL 1995                                                 HIGH                LOW
        --------------------------------------------------     --------------      -------------
        Third Quarter (from November 10, 1994)............         $4.48               $2.92
        Fourth Quarter ...................................          2.50                1.25

        ----------
        (1)       Stock quoted on OTC as of January 26, 1996.

As of June 30, 1996, the last reported bid price of the Common Stock on the OTC Bulletin Board was $0.25 per share. The number of record holders of the Common Stock at June 30, 1996 was 149, although the Company believes that the number of beneficial owners of such Common Stock is much greater.

As a result of being delisted from the Nasdaq National Market, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

The Company has never declared or paid cash dividends on its capital stock and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law and the agreement with the representatives of the underwriters for the Company's initial public offering (the "Representatives").

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE FINANCIAL STATEMENTS AND SELECTED FINANCIAL INFORMATION INCLUDED ELSEWHERE HEREIN. HISTORICAL RESULTS ARE NOT NECESSARILY INDICATIVE OF TRENDS IN OPERATING RESULTS FOR ANY FUTURE PERIOD.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues, except as noted below:

                                                        YEAR ENDED MARCH 31
                                             --------------------------------------
                                              1996       1995       1994      1993
                                             ------     ------     ------    ------
Revenues:
  Equipment sales, net .................       73.0%      41.9%      35.1%     46.6%
  Music sales, net .....................       24.2       54.2       60.5      44.3
  Commission income - related party
    and other ..........................        2.8        3.9        4.4       9.1

Total revenues .........................      100.0%     100.0%     100.0%    100.0%

Cost of Sales (1):
  Cost of equipment sales ..............       89.6%      89.9%      77.6%     87.0%
  Cost of music sales ..................      110.8       72.5       52.8      50.6

Expenses:
  Other operating expenses .............       13.6        7.8        4.8       4.2
  Selling, general and administrative
    expenses ...........................       48.2       38.2       18.6      27.1
  Depreciation and amortization ........        4.4        2.1        0.5       1.0
  Impairment of long-lived assets ......        7.8        --         --        --

Operating income (loss) ................      (66.2)     (25.1)      16.9       4.7

Other expenses, net ....................       (7.9)     (12.1)       7.6       6.8

Income (loss) before taxes .............      (74.1)     (37.2)       9.2      (2.1)

Provision (benefit) for income taxes ...        --        (5.7)       2.0       --

Income (loss) ..........................      (74.1)     (31.5)       7.2      (2.1)

- ----------
(1)   Expressed as a percentage of related sales.

GENERAL

For fiscal 1996 and fiscal 1995, the Company's total revenues were approximately $5.2 million and $6.0 million, respectively. In fiscal 1996 the Company had a net loss of approximately $3.9 million compared to a net loss of approximately $1.9 million in fiscal 1995. While total revenues decreased $0.8 million or 14% from year to year there was an increase in equipment sales of $1.3 million or 51%, which was offset by a decrease in music sales of $2.0 million or 61%. Audio software historically has a higher gross profit margin than electronic equipment and, consequently, the decrease in music sales to total revenues had a significant negative impact on net income.

THE YEAR ENDED MARCH 31, 1996
COMPARED TO YEAR ENDED MARCH 31, 1995 (THE "FISCAL 1995 PERIOD").

The following discussion of fiscal year 1996 is in comparison to the Fiscal 1995 Period which is presented on a pro forma combined basis for the periods from April 1, 1994 through May 4, 1994 (the "Predecessor Period") and from May 5, 1994 through March 31, 1995 (the "Successor Period"). As a result of the application of "pushdown" accounting during the Fiscal 1995 Period, the information with respect to such Fiscal 1995 Period may not necessarily be comparable with the year ended March 31, 1996.

Total revenues declined by approximately $0.8 million or 14% for the fiscal year ended March 31, 1996 compared to the $6.0 million reported for the Fiscal 1995 Period. The decline was attributable to decreases in music sales, master tape sales, and commission income partially offset by sales from the Company's new Hong Kong subsidiary.

Revenues from equipment sales increased $1.3 million or 52% to approximately $3.8 million during fiscal 1996 compared to approximately $2.5 million for the Fiscal 1995 Period. The increase is a result of foreign sales totaling approximately $1.3 million. The recording of foreign equipment sales is attributable to sales made by the Company's subsidiary, International SMC (HK) Ltd. ("International"), formed in April, 1995, which represents 33% of equipment sales and 24% of total revenues, for fiscal 1996. Previously, the Company, through related party transactions, recorded commissions earned on foreign shipments. But for such change in the method of recognizing income from foreign hardware shipments, the Company's revenues from equipment sales for fiscal 1996 would have been relatively unchanged from the 1995 Period.

Revenues from music sales declined by $2.0 million or 61% to approximately $1.3 million in fiscal 1996 from the approximately $3.3 million recorded during the Fiscal 1995 Period. The decline in music sales was due to less than expected sales in certain music formats and master tape sales as well as management's decision to redirect music sales away from distributors who historically have high merchandise return rates in favor of mass market retailers. Sales of the Company's four (4) song music format to a major customer declined by more than $1.3 million for fiscal 1996. The Company did not report any master tape sales revenue for fiscal 1996 compared to $279,000 during the Fiscal 1995 Period. The Company's master tape agreement with an unrelated party expired September 1, 1995, which accounts for this decrease.

Commission income decreased to approximately $130,000 during fiscal 1996 compared to $230,000 during the Fiscal 1995 Period. The decrease of approximately $100,000 or 43% was primarily because of a decrease in commission income from a related party. The Company anticipates commission income from a related party to continue to decline due to the formation of International and the decision to conduct substantially all foreign sales through International.

Cost of equipment sales for the year ended March 31, 1996, expressed as a percentage of related sales, was essentially unchanged from the approximate 90% reported for the Fiscal 1995 Period. The cost of music sales, expressed as a percentage of music sales, increased from almost 73% in fiscal 1995 to nearly 111% for the current year. Among other items this increase in cost of music sales includes, approximately $190,000 in adjustments to inventory values based on changing market conditions and the greater impact of amortization expense on substantially lower sales volume.

Other operating expenses increased approximately $235,000, or 50%, for fiscal 1996, compared to the Fiscal 1995 Period. The increase was primarily because of increased warehouse rent and occupancy costs of approximately ($81,000), costs of outside storage expenses for merchandise ($20,000), cost of freight ($73,000) and an increase in warehouse salaries ($53,000).

Selling, general & administrative expenses ("SG&A expenses") increased approximately $200,000 or 9% for fiscal 1996 compared to the Fiscal 1995 Period. The increase was primarily due to expenses associated with the administration of the Company's new international subsidiary in Hong Kong of approximately ($170,000), costs associated with product development ($150,000), directors and officers insurance ($57,000), catalog expense ($38,000), bad debt expense ($31,000), and financial consulting fees ($29,000). These increases were partially offset by a decrease in expenses related to Bridge Warrant price adjustments $169,000, and decreases in accounting fees of $100,000 and legal fees of $61,000, which were incurred in the prior year and related to the Company's IPO. A quarterly comparison of SG&A expenses indicates reductions in the majority of categories totaling approximately $500,000 or 57%, including salaries $78,000, catalog expense $48,000, public relations $20,000, accounting $127,000 and legal $105,000.

During fiscal 1995, the Company received approximately $380,000 of reimbursed expense credits from its related party supplier, FLX. The Company received approximately $150,000 of such credits from FLX during fiscal 1996. Excluding these credits, selling, general and administrative expenses year to year would have been essentially unchanged.

The Company continues to take action to reduce its SG&A expenses, which can be seen in the fourth quarter comparison. The Company believes that the full impact of staff reductions will be seen in fiscal 1997; product development costs are being curtailed, computer support expenses have been reduced, rigid restrictions have been placed on overtime and travel, and discretionary expenditures are being carefully reviewed and eliminated by management. In addition, although the Company has not entered into any written agreements, it is actively seeking parties to sublet a portion of its warehouse facility in order to further reduce overhead.

Depreciation and amortization expense increased approximately $100,000 or 81% to $227,000 during the fiscal year ended March 31, 1996. The increase was primarily due to depreciation expense associated with International's purchase of tools and dies which are carried on its books at $318,000.

As a result of the significant decline in music sales during fiscal 1996 the Company reviewed the carrying value of costs in excess of net assets acquired (goodwill) and trademarks carried on its balance sheet. As a result of this review the Company recorded a reduction in the carrying value of such assets relating to music sales in the amount of $405,000 which was charged to operations. See "Notes to Consolidated Financial Statements No. 1 - Organization and Summary of Significant Accounting Policies".

Operating loss for fiscal 1996 was approximately $3.4 million compared to a loss of $1.5 million for the Fiscal 1995 Period. As a percentage of total revenues, the operating loss increased to 66% for fiscal 1996 from 25% in the prior year. The decrease in operating income was related to a combination of factors including the decrease in total revenues, a significant change in sales mix, an unfavorable accounting adjustment and an increase in selling, general and administrative expenses. The ratio of higher gross margin music sales to total revenues decreased to 24% in fiscal 1996 from 54% the prior year. Gross profit, expressed as a percentage of equipment sales remained the same compared to the prior year at 10%. Gross profit from equipment sales increased approximately $140,000 for the same period. This increase was attributable to increased volume of approximately $1.3 million from the Company's new subsidiary, International, as well as the elimination of price concessions granted to certain customers during the Fiscal 1995 Period. Gross profit (loss) from music sales decreased approximately $1.0 million to (11%) of related sales for the fiscal year ended March 31,1996, compared to 27%, for the Fiscal 1995 Period. The decline in gross profit from music sales was primarily because of an increase in returned merchandise ($355,000), the decline in master tape sales ($279,000), the inventory valuation adjustments of approximately ($190,000), and the loss of approximately $1,300,000 in music sales to a major customer of the Company's four (4) song music format compared to the Fiscal 1995 Period.

Net interest expense decreased approximately $110,000 or 40% for fiscal 1996 compared to the Fiscal 1995 Period. The decrease was primarily due to non-recurring interest expense associated with bridge financing of approximately $137,000 in fiscal 1995 and a decrease in interest expense on related party obligations $69,000, partially offset by interest expense on debt owed to Magna International ($58,000), and past due royalty obligations to the Harry Fox Agency, Inc.($33,000).

Loss on sales of accounts receivable was 5% and 7% of total revenues for the fiscal years 1996 and 1995, respectively. The decrease of approximately $160,000 or 39% was primarily because of a decrease in fees charged by the Company's factor, negotiated in the third quarter of fiscal 1995, combined with the decrease in total revenues.

Net loss for fiscal 1996 was approximately $3.9 million, an increase of $2.0 million from the loss of $1.9 million reported for the Fiscal 1995 Period. The loss for fiscal 1996 was primarily attributable to the 61% decline in high gross margin music sales, the high level of merchandise returns and the related reduction in carrying value of goodwill and trademarks. Although projections can be overly optimistic and purchase orders can be canceled , and such items are no guarantee of revenue, the Company has projections for fiscal 1997 sales based on customer inquiries in excess of $10.5 million, of which $8.0 million are substantiated by purchase orders.

THE YEAR ENDED MARCH 31, 1995 (THE "FISCAL 1995 PERIOD")
COMPARED TO YEAR ENDED MARCH 31, 1994 (THE "FISCAL 1994 PERIOD").

The following discussion of the Fiscal 1995 Period is presented on a pro forma combined basis for the periods from April 1, 1994 through May 4, 1994 (the "Predecessor Period") and from May 5, 1994 through March 31, 1995 (the "Successor Period"). As a result of the application of "pushdown" accounting during the Fiscal 1995 Period, the information with respect to such Fiscal 1995 Period may not necessarily be comparable with the year ended March 31, 1994.

Total revenues for the Fiscal 1995 Period decreased approximately $2.9 million or 33% from approximately $8.9 million in the Fiscal 1994 Period. That decrease was reflected in all three components of total revenue from the Fiscal 1994 Period to the Fiscal 1995 Period: software sales decreased $2.2 million or 40%, to approximately $3.3 million; equipment sales decreased $0.6 million or 20%, to $2.5 million; and commission income decreased $0.1 million or 32%, to approximately $0.2 million. The Company attributes the decrease in total revenues primarily to substantially weaker than expected sales during the third quarter holiday season ended December 31, 1994 (the "1994 Quarter"), and a substantial increase in both actual returns and the Company's reserve (a $576,000 increase) for potential product returns in the fourth quarter. The impact of such increase was to reduce total revenues for the fourth quarter. Total revenues for the 1994 Quarter compared to the three months ended December 31, 1993 (the "1993 Quarter") decreased approximately $1.9 million or 42.2%, to $2.6 million. That decrease was reflected in the two principal components of total revenue from the 1993 Quarter: software sales decreased $1.3 million or 53%, to $1.2 million and equipment sales decreased $0.6 million or 31%, to approximately $1.4 million.

The decrease in software sales is primarily attributable to a decrease in the Company's sales of its 8 song cassette format. The decrease in commission income is attributable to a decline in sales for a Hong Kong trading company controlled by a related party for whom the Company acts as the exclusive sales agent. The substantial increase to the Company's reserve for product returns resulted from management's reassessment of such reserves in the fourth quarter. Such reassessment was primarily as a result of greater than anticipated actual and forecasted returns of software merchandise (which, as is customary in the pre-recorded music industry, is generally sold with a right of return for credit against future purchases). In the period from April 1, 1995 to June 30, 1995, the Company's largest software customer returned merchandise aggregating in excess of $200,000 and received a credit for such amount for future purchase orders.

Operating loss for the Fiscal 1995 Period was approximately $1.5 million, compared to operating income of $1.5 million for the Fiscal 1994 Period. As a percentage of total revenues, operating income (loss) decreased to (25%) in the Fiscal 1995 Period from 17% in the Fiscal 1994 Period. The decrease in operating income was attributable to a combination of the decrease in revenues and a decline in total gross margins resulting from a change in the sales mix, other unfavorable cost of sales adjustments, an increase in selling, general and administrative ("SG&A") expense and an increase in depreciation and amortization. Audio software, including master song tapes, generally has a higher profit margin than the Company's electronic equipment and the ratio of audio software sales to total revenues decreased from 61% to 54%. Additionally, gross margin on equipment and software sales decreased from 22% to 10% and 47% to 27% from the Fiscal 1994 Period to the Fiscal 1995 Period, respectively. The decrease in equipment gross margin is attributable, in part, to the Company's voluntary discounting of certain merchandise to certain major customers during the 1994 holiday season as a result of its inability to satisfy the orders of those customers with the specific equipment requested. As a gesture of goodwill, the Company delivered more expensive merchandise at the same cost to the customer as the merchandise originally ordered. Furthermore, unfavorable adjustments relating to shortages in the Company's year end physical inventory and costs associated with refurbishing returned merchandise also added to the reduction in equipment gross margin. The decline in audio software gross margin is attributable to the net effect of an increase in the sales return reserve ($197,000), a decline in master tape sales ($69,000), an increase in sales discounts ($41,000) and a change in estimated useful lives of certain software assets ($142,400).

SG&A expense in the Fiscal 1995 Period increased approximately $0.6 million or 38%, to $2.3 million from the Fiscal 1994 Period, primarily as a result of an increase in legal, accounting, consulting, insurance and other costs associated with being a public company. In addition, on January 26, 1995, the Company's Board of Directors declared a voluntary reduction in the exercise prices of the warrants held by the public (the "Public Warrants"), certain investors (the "Bridge Warrants") and its underwriters (the "Representative Warrants") to purchase shares of the Company's Common Stock (the "Exercise Price Reduction"). The reduction in the exercise price of the Bridge Warrants resulted in an additional SG&A expense of $169,200.

Depreciation and amortization increased approximately $77,000 or 158% in the Fiscal 1995 Period primarily as a result of the amortization of goodwill and trademarks. These intangible assets were recorded in conjunction with the exercise by certain of the Company's directors, in May 1994, of an option to purchase all the Company's then outstanding common stock.

Net interest expense for the Fiscal 1995 Period increased approximately $15,000. Interest expense decreased by $233,000 primarily as a result of a decrease in interest associated with past due royalty obligations $65,000 and satisfaction of a note payable relating to an inventory purchase $156,000. This decrease was offset by interest expense associated with inventory financing $62,000, the amortization of a note payable discount $43,000, the Company's $400,000 bridge loan effected in July 1994 (the "Bridge Financing") $107,000, and Fiscal 95 Period interest associated with the note payable to Magna $33,000.

Loss on sales of accounts receivable increased approximately $38,000 or 10%, to $411,000 in the Fiscal 1995 Period, primarily as a result of an increase in the factor rate due to an increase in the average outstanding collection period of factored receivables.

Net loss for the Fiscal 1995 Period was approximately $1.9 million, a difference of $2.5 million from the net income of approximately $0.6 million in the Fiscal 1994 Period. The loss for the Fiscal 1995 Period was primarily attributable to disappointing operating results for the 1994 Quarter, the fact that the fourth quarter has historically been the Company's weakest period, and for reasons discussed related to the costs and expenses above. Net loss for the 1994 Quarter was nearly $300,000, a difference of approximately $900,000 from the net income of approximately $600,000 in the 1993 Quarter.

SEASONAL FACTORS

As is typical in the KARAOKE industry, the Company's operations have been seasonal, with the highest net sales occurring in the second and third quarter (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year.

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

INFLATION

Inflation has not had a significant impact on the Company's operations. The Company has historically passed any price increases on to its customers since prices charged by the Company are generally not fixed by long-term contracts.

POSSIBLE CLAIMS

The Company may be subject to various Claims for damages and other remedies under its written copyright licensing agreements or pursuant to Title 17 of the United States Code. The Company is current with respect to compulsory licenses, granted pursuant to the federal copyright statute. As of June 30, 1996, the Company had paid approximately $800,000 of its past due royalty obligations and had negotiated deferred payment agreements with several of its royalty creditors. Although the Company believes that the assertion of any such Claims is remote, primarily as a result of its recently completed negotiations for specific payment agreements with its principal copyright royalty creditors, there can be no assurance that such Claims will not be asserted or, if asserted, that such Claims will not have a material adverse effect on the Company's financial position. See Item 1 - "Business - Trademarks and Licenses."

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to suffer from a lack of liquidity and capital resources which have affected its ability to conduct business in a profitable manner. The Company's working capital deficit at March 31, 1996, was approximately ($2.4) million. While the Company is currently seeking financing for its inventory and working capital needs there is no guarantee that it will be successful in obtaining such financing on satisfactory terms, the lack of which could force the Company to cease operations.

The Company is a party to a factoring agreement, dated June 3, 1992, as amended December 30, 1994, with Bankers Capital ("Bankers"), a division of Bankers Leasing Association, Inc., pursuant to which Bankers purchases certain of the Company's accounts receivable. Under the agreement, Bankers purchases certain selected accounts receivable from the Company and advances 70% of the face amount of those receivables to the Company. Bankers retains discretion to determine which of the Company's accounts receivable it will purchase. Once Bankers purchases the account receivable of any particular customer of the Company, all accounts receivable of such customer (whether or not so purchased) are collected by Bankers and applied first to payment of the particular accounts receivable purchased by Bankers. As a result of the greater incidence of returned merchandise by the Company's software customers, Bankers purchases a lesser percentage of the Company's total accounts receivable relating to software merchandise than hardware merchandise.

The Company is charged interest on all advances against the purchased accounts receivable, at an annual rate of 1.5% in excess of the prime rate of interest charged by Harris Trust and Savings Bank (8.25% on June 30, 1996), until the receivables subject to the advances are collected. For accounts receivable purchased by Bankers the

Company will be charged a fee, from 2.0% to 3.0%, depending on the period the receivable has been outstanding, and receives payment from Bankers of the remaining 30% of the face amount of the receivable. All receivables which are not collected within 150 days are charged back to the Company and deducted from the total advances available to the Company. All of the Company's accounts receivable, inventories and intangibles are pledged as security under this agreement. The Company has agreed to pay minimum monthly fees of $10,000 under the agreement. As of June 30, 1996, the outstanding balance for which the Company is contingently liable to Bankers, was approximately $480,000. The agreement with Bankers expires on June 28, 1997.

In September 1992, Magna agreed to exchange $816,574 of debt owed by the Company to Magna, and an affiliated company of Magna, for additional shares of the Company's Common Stock (the "Additional Shares"). That agreement, as amended, gave Magna the right to require the Company to repurchase the Additional Shares, on December 31, 1996, for $816,574 plus interest at 8% per annum from September 30, 1994. On November 10, 1994, Magna exchanged the Additional Shares for the Company's promissory note (the "Magna Note") in the amount of $816,574. Payment of the note was guaranteed by a pledge from Gemco Pacific, Inc., an assignee of Paul Wu, a director of the Company, of all of its shares of the Company's Common Stock until the payment and satisfaction of fifty percent of the principal amount of the note, and fifty percent of such shares until the remaining principal balance of the note is paid.

The Magna Note was due in two equal installments on November 10, 1995 and May 10, 1996. The Company did not pay either installment. However, the Company did make partial payments through June 30, 1996 of $275,000, which includes principal and interest. As a result of the Company's failure to timely pay the agreed upon installments the remaining balance of the note became due and payable in full. The default provision of the Magna Note provides for a cure period of 15 days after written notice has been given to the Company from Magna. Written notice of default to the Company from Magna has not yet been received, however, it is not required. The Company is subject to pay any reasonable attorney's fees incurred by Magna in enforcing the rights of Magna while the loan is in default. Notice of default has been given to Magna and no wavier of default has been obtained by the Company. The entire note is classified as a current obligation on the Company's balance sheet and continues to accrue interest. Magna has thus far been cooperating with the Company as it attempts to restructure and has made no demands for payment. At the appropriate time the Company will attempt to renegotiate the terms on the debt agreement with Magna. However, there can be no assurance that the Company will be able to successfully negotiate new terms which will be favorable to the Company, if at all.

On March 31, 1995 and 1996, the Company had accrued on its financial statements total royalties payable, comprised of audio and written lyric components, of approximately $1.6 million and $1.1 million, respectively. As of June 30, 1996, the Company was six quarters delinquent in the payment of its copyright royalty obligations imposed pursuant to written copyright royalty agreements with various publishers. Due to its current liquidity problems, the Company can only meet its other operating obligations by not timely paying such royalty obligations. However, the Company has had discussions with these publishers to seek alternative payment terms and has entered into an agreement to pay the approximate $160,000 balance to HFA by August 30, 1996.

In May 1994, the Company requested its principal copyright royalty creditor, the Harry Fox Agency, Inc. ("HFA"), which represents the majority of copyright holders for which the Company was obligated to pay royalties, to audit its records for the period October 1991 through March 1994. On May 22, 1995, the Company executed a settlement agreement (the "Settlement Agreement") with HFA, with respect to all non-current royalty obligations and claims for the period from October 1, 1991 through March 31, 1994 in the amount of $1,030,000. The Company had accrued approximately $1.0 million in its financial statements for royalty obligations to HFA and, on February 22, 1995, paid HFA $200,000 to be applied against the settlement amount. The total amount of settlement payments made during fiscal 1996 were $432,000, and the balance of approximately $400,000 is anticipated to be paid in monthly installments, through May 1997, of principal and interest at 8.0% per annum. After a period of default, the Company entered into an amended payment agreement with HFA, stipulating a lump sum payment to bring its account current and monthly installments thereafter, and is current with respect to such agreement as of the date of this filing. As collateral security for the payment of its obligations under the Settlement Agreement, the Company has granted HFA a security interest in the Company's master sound recordings.

With the completion of its negotiations with HFA, the Company has now entered settlement agreements, totaling approximately $1.2 million, with creditors representing a majority of its non-current copyright royalty obligations. Pursuant to those settlement agreements, the Company intends to satisfy all non-current royalty obligations with the creditors in question by May 1997, although there is no guarantee that the Company will be able to do so within the specified time period. As of June 30, 1996, the Company had paid approximately $800,000 pursuant to those settlement agreements. An audit was performed by HFA for the period April 1, 1994 through March 31, 1996, the results of which are still outstanding as of this writing. The Company does not anticipate any material adjustments as a result of such audit.

The Company may be subject to various Claims for damages and other remedies under its written copyright licensing agreements or pursuant to Title 17 of the United States Code. The Company satisfied its outstanding royalty obligations with respect to compulsory licenses, granted pursuant to the federal copyright statute, and has been current thereafter with respect to such compulsory royalty obligations. Although the Company believes that the assertion of any such claims is remote, primarily as a result of the completed negotiations for specific payment agreements with its principal copyright royalty creditors, there can be no assurance that such Claims will not be asserted or, if asserted, that such Claims will not have a material adverse effect on the Company's financial position.

In fiscal 1990, the Company entered into an agreement to sell the rights to certain of its original KARAOKE master song tapes to an unrelated party. Under the agreement, such party had the exclusive right to distribute these songs in certain Asian markets. During the fiscal year ended March 31, 1995, the Company received income of $279,000 from such sales. The agreement by which the Company received such income expired on September 1, 1995. Accordingly, the Company did not receive any income from such source during fiscal 1996.

On July 20, 1994, the Company closed a private financing pursuant to which it issued secured subordinated promissory notes in an aggregate principal amount of $400,000, and issued Bridge Warrants to purchase 360,000 shares of Common Stock. Such notes, together with interest at a rate of 8% per annum, were repaid on November 18, 1994. The Bridge Warrants were exercisable at a price of $1.20 per share of Common Stock commencing February 8, 1995 and expire on August 15, 1999. As of June 30, 1996, 272,250 of such Bridge Warrants had been exercised, resulting in gross proceeds of $326,000 to the Company.

On November 18, 1994, the Company closed the initial public offering (the "IPO") of 1,380,000 (1,656,000 as adjusted for the Stock Dividend) shares of Common Stock and 1,380,000 (1,656,000 as adjusted for the Stock Dividend) Warrants for an aggregate purchase price of approximately $7,080,000. After giving effect to the payment of offering expenses and underwriting expenses collectively estimated at $1,959,000, the Company received approximately $5,121,000 of net proceeds from such initial public offering. Approximately $1,600,000 of the net proceeds of the IPO were used to satisfy a portion of certain accounts and notes payable to FLX (HK) Ltd., a Hong Kong Corporation ("FLX"), and The Singing Machine Company, Ltd., a Hong Kong trading company ("LTD"). Approximately $350,000 of the proceeds from the IPO were used for inventory purchases, $850,000 were used to satisfy past due copyright royalty obligations, $225,000 were used for working capital and $400,000 was applied to satisfy indebtedness represented by certain outstanding promissory notes issued in connection with the Bridge Financing. The Company used approximately $1,695,000 of the net proceeds of the IPO to satisfy certain trade payables to suppliers of materials and services used in the Company's operations.

As a result of weaker than expected sales for the fiscal year ended March 31, 1995 and the concomitant reduction in cash flow from operations, the Company was required to use a substantially greater portion of the proceeds from the public offering for the payment of debt (including obligations to FLX and LTD) and operating expenses than originally anticipated (approximately 32% compared to the original estimate of 7.4%). The additional funds used to satisfy trade payables were deducted from the amounts originally anticipated to be used for inventory purchases, which have accounted for 6.9% of the net proceeds compared to the original estimate of 26%.

Since September 1991, FLX and LTD have sold merchandise to the Company under deferred payment terms. Paul Wu, a director of the Company, is the Chairman of the Board and a principal stockholder of FLX and LTD. For the fiscal years ended March 31, 1995 and 1996, the total inventory purchases from FLX and LTD were approximately $2.3 million and $1.2 million, respectively. In the normal course of business, the Company enters into negotiations with FLX and LTD, with respect to the terms and the nature of transactions conducted with those companies. For the fiscal year ended March 31, 1996, such negotiations resulted in the Company receiving credits totaling approximately $150,000 from such companies for such items as refurbishing of defective merchandise by the Company and promotional and advertising expenses, with a concomitant credit to results of operations. See Item 12 - "Certain Relationships and Related Transactions".

At March 31, 1996, the Trade payables - related party, which totaled approximately $500,000, were composed of amounts due with respect to payments made, by the Company for merchandise received from overseas suppliers. FLX and LTD have also advanced funds directly to, or on behalf of the Company, with respect to inventory purchases.

Primarily due to the Company's continued negative cash flow from operations and as a result of the net losses incurred by the Company for the fiscal years ended 1995 and 1996, the Company does not believe that its current credit facility with Bankers and its current financing arrangements with FLX and LTD will be sufficient to meet its cash flow needs for the fiscal year ending March 31, 1997. FLX and LTD had agreed to provide up to $500,000 of inventory financing to the Company through April 1, 1996. Since April 1, 1995, FLX and LTD have provided inventory financing to the Company in excess of their $500,000 commitment, but have no obligation to do so in the future and could demand payment of the Company's outstanding credit at any time as the financing agreement has now expired. As of June 30, 1996, FLX and/or LTD have not requested payment nor has the Company made such payment.

As of March 31, 1996, the Company had a working capital deficit of approximately ($2.4 million), compared to positive working capital of $1.2 million for the prior year. Although the Company had positive cash flow during the Fiscal 1995 Period, such positive cash flow was primarily attributable to the completion of its initial public offering, the factoring agreement with Bankers and agreements with FLX and LTD to provide inventory financing.

Although the Company is currently engaged in negotiations with regard to securing third-party financing to replace or augment the financing arrangements provided by FLX and LTD, there can be no assurance that such financing will be available on terms satisfactory to the Company or at all, that FLX and LTD will continue to provide financing to the Company, or that FLX and LTD will continue to provide overfunding to the Company and not demand repayment of amounts financed in excess of their $500,000 commitment. In any such event, the Company may seek to refinance its obligations with creditors (including the Company's past due obligations to Magna) or be forced to curtail or cease operations.

GOING CONCERN

The report by the Company's independent auditors on its 1996 financial statements express substantial doubt about the Company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1996 and an accumulated deficit of approximately $5.7 million. The auditors have further noted that the Company experienced a substantial decline in sales of music recordings and other revenues. The Company is currently dependent on the continued overfunding of inventory financing from FLX and LTD to continue operations and to allow it to make inventory purchases in advance of the peak holiday selling season. The Company does not have a line of credit in place to finance its seasonal needs for inventory purchases. The discontinuance of overfunding by FLX and LTD, and the unavailability of financing to replace such overfunding, could result in the Company being forced to curtail or cease its operations. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HISTORICAL FINANCIAL STATEMENTS

    Report of Independent Certified Public Accountants, Millward & Co........F-1

    Report of Independent Certified Public Accountants, Ernst & Young LLP....F-2

    Balance Sheet at March 31, 1996..........................................F-3

    Statements of Operations for the fiscal year ended March 31, 1996 and the period from May 5 to March 31, 1995 (the Successor Period) and for the period from April 1 to May 4, 1994 (the Predecessor Period)....F-5

    Statements of Shareholders Equity for the fiscal year ended March 31,
      1996 and the period from May 5 to March 31, 1995 (the Successor
      Period) and for the period from April 1 to May 4, 1994 (the
      Predecessor Period)....................................................F-6

    Statements of Cash Flows for the fiscal year ended March 31, 1996 and the period from May 5 to March 31, 1995 (the Successor Period) and for the period from April 1 to May 4, 1994 (the Predecessor Period)....F-7

    Notes to Financial Statements............................................F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Singing Machine Company, Inc.
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiary as of March 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Singing Machine Company, Inc. and Subsidiary at March 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that The Singing Machine Company, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 2, the Company, has incurred recurring operating losses and has a net working capital deficiency of $2,427,127 along with a significant decline in sales volume. In addition, the Company does not have a line of credit in place to finance its seasonal needs for inventory purchases. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of The Singing Machine Company, Inc. and Subsidiary to continue as a going concern.

Millward & Co. CPAs
Fort Lauderdale, Florida
July 15, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
The Singing Machine Company, Inc.


We have audited the accompanying statements of operations, sharedholders' equity and cash flows for the period from May 5, 1994 to March 31, 1995 (the successor period) and for the period fron April 1, 1994 to May 4, 1994 (the predecessor period) of the Singing Machine Company, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in acciordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materials respects, the results of operations and cash flows for the period from May 5, 1994 to March 31, 1995 (the successor period) and for the period from April 1, 1994 to May 4, 1994 (the predecessor period) of The Singing Machine Company, Inc. in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that The Singing Machine Company, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses along with a significant decline in sales volume. In addition, the Company does not have a line of credit in place to finance its seasonal needs for inventory purchases. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the possible inability of The Singing Machine Company, Inc. to continue as a going concern.


                                                       ERNST & YOUNG LLP

West Palm Beach, Florida
June 20, 1995

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996

                                     ASSETS

CURRENT ASSETS:
    Cash                                                     $      113
    Trade Accounts Receivable, Net of Allowance
       for Doubtful Accounts of $17,000 and Sales
       Returns and Allowances of $118,000                       184,607
    Due from Factor                                              33,833
    Due from Officer                                             30,203
    Inventories, Net                                          2,306,432
    Prepaid Expenses and Other Current Assets                    83,381
                                                             ----------
       Total Current Assets                                   2,638,569
                                                             ----------
PROPERTY AND EQUIPMENT, Net of Accumulated
    Depreciation of $168,463                                    359,775
                                                             ----------

INTANGIBLE ASSETS:
    Investment in Song Library, Net of Accumulated
       Amortization of $227,000                               1,037,328
    Trademarks, Net of Accumulated Amortization
       of $73,509                                               691,762
    Cost in Excess of Net Asset Acquired, Net
       of Accumulated Amortization of $55,485                   523,391
                                                             ----------
       Total Intangible Assets                                2,252,481
                                                             ----------
OTHER ASSETS                                                     19,490
                                                             ----------
Total Assets                                                 $5,270,315
                                                             ==========

         The accompanying notes are an integral part of these statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)
                                 March 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade Accounts Payable                                   $1,457,159
    Trade Accounts Payable to Related Parties                   505,634
    Accrued Expenses                                          1,007,437
    Royalties Payable                                         1,134,543
    Current Portion of Long-Term Debt                           960,923
                                                             ----------
       Total Current Liabilities                              5,065,696

LONG-TERM DEBT:                                                  20,878
                                                             ----------
       Total Liabilities                                      5,086,574
                                                             ----------
COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 Par Value; 10,000,000
       Shares Authorized; 2,811,582 Shares
       Issued and Outstanding                                    28,116
    Additional Paid-In Capital                                5,827,169
    Accumulated Deficit                                      (5,671,544)
                                                             ----------
       Total Shareholders' Equity                               183,741
                                                             ----------
Total Liabilities and Shareholders' Equity                   $5,270,315
                                                             ==========

        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       SUCCESSOR    PREDECESSOR
                                                      -----------   -----------
                                          FOR THE     PERIOD FROM   PERIOD FROM
                                           YEAR          MAY 5,       APRIL 1,
                                           ENDED        1994 TO       1994 TO
                                          MARCH 31,    MARCH 31,       MAY 4,
                                            1996         1995           1994
                                        -----------   -----------   -----------
    REVENUES:
      Equipment Sales, Net              $ 3,795,447   $ 2,359,056   $   161,138
      Music Sales, Net                    1,255,932     3,145,683       112,629
      Commission Income - Related Party     130,893       225,041         5,923
      Other                                  13,295         5,502            30
                                        -----------   -----------   -----------
        Total Revenues                    5,195,567     5,735,282       279,720
                                        -----------   -----------   -----------
    COSTS AND EXPENSES:
      Cost of Equipment Sales             3,399,282     2,111,084       154,775
      Cost of Music Sales                 1,391,588     2,282,804        80,956
      Other Operating Expenses              705,496       451,987        19,140
      Selling, General and
        Administrative Expenses           2,505,437     2,172,268       126,781
      Depreciation and Amortization         226,947       121,744         3,743
      Impairment of Long-Lived Assets       405,085           -             -
                                        -----------   -----------   -----------
        Total Costs and Expenses          8,633,835     7,139,887       385,395
                                        -----------   -----------   -----------
        Operating Loss                   (3,438,268)   (1,404,605)     (105,675)
                                        -----------   -----------   -----------
    OTHER (EXPENSES) INCOME:
      Interest Expense                     (172,467)     (300,847)       (5,156)
      Interest Income                         8,315        32,935           -
      Loss on Sales of Accounts
        Receivable                         (250,818)     (400,613)      (10,620)
      Gain (Loss) on Sale of
        Property and Equipment                2,258       (45,434)          -
                                        -----------   -----------   -----------
        Total Other Expenses               (412,712)     (713,959)      (15,776)
                                        -----------   -----------   -----------
    LOSS BEFORE INCOME TAXES             (3,850,980)   (2,118,564)     (121,451)

    BENEFIT FROM INCOME TAXES                   -        (298,000)      (44,937)
                                        -----------   -----------   -----------
    NET LOSS                            $(3,850,980)  $(1,820,564)  $   (76,514)
                                        ===========   ===========   ===========
    LOSS PER COMMON SHARE               $     (1.38)  $     (1.04)  $     (0.05)
                                        ===========   ===========   ===========
    WEIGHTED AVERAGE COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING     $ 2,806,361   $  1,748,804  $ 1,436,089
                                        ===========   ============  ===========

        The accompanying notes are an integral part of these statements.

                                 THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          COMMON STOCK
                                                         $.01 PAR VALUE      ADDITIONAL                    TOTAL
                                                      --------------------    PAID-IN    ACCUMULATED    SHAREHOLDERS'
                                                        SHARES     AMOUNT     CAPITAL      DEFICIT         EQUITY
                                                      ----------  --------   ----------  -----------    -----------
        Balance at April 1, 1994                         883,332  $  8,833   $  573,667  $(2,585,594)   $(2,003,094)

        Net Loss for the Period from
          April 1, 1994 to May 4, 1994                       -         -            -        (76,514)       (76,514)
                                                      ----------  --------   ----------  -----------    -----------
        Balance at May 4, 1994 - Predecessor             883,332     8,833      573,667   (2,662,108)    (2,079,608)

        Successor
        Effects of Change in Ownership:
          Elimination of Predecessor's
            Net Capital Deficiency and
            Pushdown of Purchase Price                       -         -       (382,500)   2,662,108      2,279,608

          Shares Issued by Public Offering             1,380,000    13,800    5,106,707          -        5,120,507

          Proceeds from Bridge Warrants                      -         -         45,000          -           45,000

          Stock Dividend                                 276,000     2,760       (2,760)         -              -

          Reduction of Exercise Price of Warrants            -         -        169,200          -          169,200

        Net Loss for the Period from May 5, 1994
          to March 31, 1995                                  -         -            -     (1,820,564)    (1,820,564)
                                                      ----------  --------   ----------  -----------    -----------
        Balance at March 31, 1995                      2,539,332    25,393    5,509,314   (1,820,564)     3,714,143

        Exercise of Bridge Warrants                      272,250     2,723      317,855          -          320,578

        Net Loss for the Year Ended March 31, 1996           -         -            -     (3,850,980)    (3,850,980)
                                                      ----------  --------   ----------  -----------    -----------
        Balance at March 31, 1996                      2,811,582  $ 28,116   $5,827,169  $(5,671,544)   $   183,741
                                                      ==========  ========   ==========  ===========    ===========

        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SUCCESSOR      PREDECESSOR
                                                                                       ------------   -------------
                                                                         FOR THE       PERIOD FROM     PERIOD FROM
                                                                        YEAR ENDED      MAY 5, 1994   APRIL 1, 1994
                                                                        MARCH 31,      TO MARCH 31,     TO MAY 4,
                                                                           1996            1995           1994
                                                                       -----------     ------------   -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                        $(3,850,980)    $(1,820,564)    $  (76,514)
       Adjustments to Reconcile Net Loss to Net
         Cash Provided by (Used in) Operations:
           Reduction in Exercise Price of Warrants                             -           169,200             -

           Amortization of Goodwill                                         38,698          35,382             -
           Amortization of Trademarks                                       51,018          46,994             -
           Amortization of Discount on Note Payable                            -            45,000             -
           Amortization of Discount on Notes
             Payable - Related Party                                           -            39,262           3,738
           Amortization of Song Library                                    124,461         104,306          10,049
           Depreciation                                                    137,231          39,364           3,742
           Impairment of Long-Lived Assets                                 405,085             -               -
           (Gain) Loss on Sale of Property and Equipment                    (2,780)         45,434             -
           Changes in Operating Assets and Liabilities:
             Trade Accounts Receivable                                     915,996        (333,831)        100,759
             Due from Factor                                               274,469         (24,607)        (11,335)
             Inventories                                                   348,878        (981,096)        164,996
             Prepaid Expenses and Other                                    221,664         (30,216)        (37,950)
             Income Tax Receivable                                         211,188        (211,188)            -
             Deferred Income Taxes                                             -          (151,792)            -
             Trade Accounts Payable                                        580,252        (238,074)         70,479
             Trade Accounts Payable to Related Parties                    (456,982)       (618,777)         35,279
             Accrued Expenses                                              436,866         313,845          12,888
             Royalties Payable                                             373,621         146,795        (220,457)
             Income Taxes Payable                                              -          (125,063)        (44,937)
                                                                       -----------     -----------     -----------
       Net Cash Provided by (Used in) Operating Activities                (191,315)     (3,549,626)         10,737
                                                                       -----------     -----------     -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Property and Equipment                                 (64,111)       (325,796)            -
       Proceeds from Sale of Property and Equipment                          5,000             -               -
       Additions to Song Library                                           (71,972)        (93,555)        (10,617)
       Additions to Trademarks                                                 -           (10,361)            -
       Due from Officer                                                        447          (5,422)           (367)
       Other Assets                                                         32,158         227,290          28,509
                                                                       -----------     -----------     -----------
       Net Cash Provided by (Used in) Investing Activities                 (98,478)       (207,844)         17,525
                                                                       -----------     -----------     -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of Notes Payable to Related Parties                          -          (538,902)        (50,000)
       Proceeds from Promissory Notes                                          -           355,000             -
       Repayments of Promissory Notes                                          -          (400,000)            -
       Issuance of Bridge Warrants                                         320,578          45,000             -
       Issuance of Common Stock                                                -         5,120,507             -
       Proceeds from Long-Term Debt                                            -            28,549             -
       Repayment of Long-Term Debt                                        (771,021)       (113,107)        (12,073)
                                                                       -----------     -----------     -----------
       Net Cash Provided by (Used in) Financing Activities                (450,443)      4,497,047         (62,073)
                                                                       -----------     -----------     -----------
       Increase (Decrease) in Cash                                        (740,236)        739,577         (33,811)

       Cash at Beginning of Period                                         740,349             772          34,583
                                                                       -----------     -----------     -----------
       Cash at End of Period                                           $       113     $   740,349     $       772
                                                                       ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SUCCESSOR      PREDECESSOR
                                                                                       ------------   -------------
                                                                         FOR THE       PERIOD FROM     PERIOD FROM
                                                                        YEAR ENDED      MAY 5, 1994   APRIL 1, 1994
                                                                        MARCH 31,      TO MARCH 31,     TO MAY 4,
                                                                           1996            1995           1994
                                                                       -----------     ------------   -------------
     SUPPLEMENTAL CASH FLOW INFORMATION:

       Cash Paid for Interest                                          $   103,000     $   123,000     $      -
                                                                       ===========     ===========     ===========
       Cash Paid (Received) for Income Taxes                           $  (211,000)    $   241,000     $      -
                                                                       ===========     ===========     ===========

     NONCASH FINANCING ACTIVITY:

       Long-Term Note Receivable Given for
         Certain Past Due Royalty Payments                             $   830,000     $       -        $      -
                                                                       ===========     ===========      ===========
       Long-Term Debt Incurred for the
         Acquisition of Property and Equipment                         $    31,212     $       -        $      -
                                                                       ===========     ===========      ===========
       Long-Term Debt and Accounts Payable
         Incurred for Insurance                                        $    51,350     $       -        $      -
                                                                       ===========     ===========      ===========


        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. ORGANIZATION AND BASIS OF PRESENTATION - The Singing Machine Company, Inc. and Subsidiary (the Company) is primarily engaged in the production, distribution and marketing of karaoke music recordings, as well as the distribution and marketing of electronic karaoke audio equipment and accessories. The Company also acts as the exclusive commissioned sales agent for a related party which sells karaoke audio equipment to both unrelated parties located in the United States and internationally, and to the Company for distribution within the United States.

In February 1990, Magna International Corp. (Magna) purchased 100% of the Company's outstanding common stock from its previous shareholders. Due to this 100% change in ownership, this transaction was accounted for as a purchase of the Company and, accordingly, the purchase price, including Magna's acquisition indebtedness, which was guaranteed by the Company, was "pushed down" to the financial statements of the Company as of February 1990 (see Note 7).

On May 5, 1994, certain officers of the Company, and a then unrelated party, exercised an option to purchase all the outstanding common stock of the Company from Magna. As a result of this change in ownership, this transaction was accounted for as a purchase of the Company and, accordingly, the purchase price has been "pushed down" to the financial statements of the Company as of that date. Accordingly, the financial results of the Company prior to such date is considered a "predecessor" company for financial reporting purposes.

On November 18, 1994, the Company closed an initial public offering of its common stock on Form SB-2.

2. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its wholly owned foreign subsidiary. All significant intercompany transactions have been eliminated.

3. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. FOREIGN CURRENCY TRANSLATION - Local currency is generally considered the functional currency outside the United States. Assets and liabilities are translated at the year end exchange rate. Income and expense items are translated at average rates of exchange prevailing during the year. The related translation adjustment is not material.

5. INVENTORIES - Inventories are substantially all finished goods, which consist primarily of electronic karaoke audio equipment and accessories, audio and video tapes, and compact discs. Inventories are stated at the lower of cost (first-in, first-out method) or market.

6. PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is provided using an accelerated method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

7. CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

8. INVESTMENT IN SONG LIBRARY - Investment in song library consists of costs incurred in the production or purchase of master song tapes. Amortization is computed using the straight-line method over the estimated useful life of ten years. Amortization expense is included in cost of music sales in the accompanying statements of operations. Management periodically evaluates the recoverability of its investment in song library to ensure that there has been no permanent impairment in its value.

9. COSTS IN EXCESS OF NET ASSETS ACQUIRED AND TRADEMARKS - Costs in excess of net assets acquired (goodwill) and trademarks, arising from the "push-down" accounting applied to the exercise of the purchase option described above, have been amortized using the straight-line method over 20 years. The carrying value of goodwill and trademarks are reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill and trademarks will not be recoverable, as determined based on the estimated undiscounted cash of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill and trademarks is reduced by the estimated shortfall of cash flows. As of March 31, 1996, the carrying value of goodwill and trademarks was reviewed by the Company and based upon the outcome of such review, the Company has recorded a reduction in the carrying value of such assets relating to music sales in the amount of $405,085. The Company continues to actively sell music products; however, the Company has experienced a sixty percent reduction in music sales and a corresponding reduction in cash flows associated with these sales. Accordingly, the portion of the goodwill and trademarks that the Company estimates related to the reduction of music sales has been charged to operations. In addition, the Company has revised the estimated useful life of these assets to ten years for fiscal years beginning April 1, 1996. Amortization expense charged to operations for the fiscal years ended March 31, 1996 and 1995 amounted to $89,716 and $82,380, respectively.

10. INCOME TAXES - The Company accounts for income taxes pursuant to Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes". Deferred income taxes at the end of each period are determined based on the difference between the financial statement and tax basis of assets and liabilities and loss carry-forwards using the enacted tax rates for the years in which the taxes are expected to be paid or recovered.

11. REVENUE RECOGNITION - Revenue from the sale of equipment and music are recognized upon shipment and are reported net of returns and allowances. Commission income is recognized as earned.

During fiscal 1990, the Company entered into an agreement with an unrelated company to sell the rights to certain of its master song tapes. The agreement, as amended, provides the unrelated company with the exclusive right to distribute these songs in certain Asian markets, as defined, through September 1, 1995. For the fiscal 1996 and 1995 periods, the Company recognized music sales revenues of $0 and $279,000, respectively, under this agreement.

12. LOSS PER COMMON SHARE - Loss per common share is calculated based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. For the fiscal 1996 and 1995 periods, the effect of the common stock equivalents would be antidilutive and has not been included in the calculation.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

13. FINANCIAL ACCOUNTING STANDARDS NO. 121 (FAS NO. 121) - In March 1995, the FASB issued FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement, which is effective for the Company's financial statements for its 1997 fiscal year, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the carrying amount over the fair value of the assets. The Company has reviewed for impairment of its long-lived assets in its fiscal 1996 year (see item 9 above) and will review for impairment using the methodology prescribed by FAS No. 121 in fiscal 1997.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have ben prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $3,659,552 for the year ended March 31, 1996 and there is an accumulated deficit of $5,480,116 and a working capital deficiency of $2,427,127 at March 31, 1996. In addition, the Company does not have a line of credit in place to finance its seasonal needs for purchases of inventory. Management of the Company believes that it has instituted certain initiatives, including an enhanced sales focus and cost reductions, that will result in returning the Company to profitable operations in fiscal 1997, although there can be no assurance that this can happen. In addition, management of the Company is in the process of negotiating unsecured inventory financing from its related party suppliers and others that will finance the purchase of inventory at levels necessary to support its business plan. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - SALE OF RECEIVABLES WITH RECOURSE

The Company sells certain trade accounts receivable, subject to full recourse provisions, pursuant to a factoring agreement, as amended. At March 31, 1996, the outstanding balance of such receivables for which the Company is contingently liable was approximately $700,000. Accrued expenses include reserves for estimated returns and allowances of $65,000 at March 31, 1995.

The Company received proceeds of approximately $3,191,000 and $3,990,000 in the fiscal 1996 period and fiscal 1995, respectively, upon the sale of trade accounts receivable under this agreement, and incurred approximately $251,000 and $411,000 in losses upon the sale of such accounts, respectively. All of the Company's accounts receivables, inventories and intangibles are pledged as collateral under this agreement, and the factor holds back 30% of the approved receivable face amount as security (70% for a certain customer). Minimum factor fees were $3,000 per month through December 31, 1994 and $10,000 per month thereafter.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment as of March 31, 1996 is as follows:

                                         Estimated
                                          Useful
                                           Lives
                                          (YEARS)

         Computer Equipment                  5                    $  60,139
         Recording Equipment                 5                       15,671
         Office and Warehouse Equipment      7                       94,114
         Leasehold Improvements             11                       40,827
         Tools and Dies                      5                      317,486
                                                                  ---------
                                                                    528,237
         Less Accumulated Depreciation                             (168,463)
                                                                  ---------
                                                                  $ 359,774
                                                                  =========

Depreciation and amortization expense on property and equipment for the fiscal 1996 period and fiscal 1995 is approximately $137,231 and $43,000, respectively.

NOTE 5 - LONG TERM DEBT

A summary of long term debt as of March 31, 1996 is as follows:

Note payable, bearing interest monthly at 8%, due in equal
principal and interest payments in November 1995 and May 1996.
Collateralized by a pledge of 256,666 shares of common stock
held by the designee of a director.                               $ 541,574 (1)

Note payable, bearing interest at 8%, due in monthly principal and interest payments of $26,250 through April 1997.
Collateralized by investment in song library.                       400,653 (1)

Notes payable, bearing interest at 15.61%, due in monthly
principal and interest payments of $387 through October 2000.
Collateralized by office equipment with a net book value of
$14,800 at March 31, 1996.                                           14,657

(1)      As of June 1996, the Company is in default on this note.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 5 - LONG TERM DEBT (CONTINUED)

Note payable, bearing interest at 20.82%, due in monthly
principal and interest payments of $589 through August 1998.
Collateralized by office equipment with a net book value of
$13,843 at March 31, 1996.                                        $  13,333

Note payable, non-interest bearing, due in monthly principal
payments of approximately $3,864 through June 1996.                  11,584
                                                                  ---------
                                                                    981,801

         Less current maturities                                   (960,923)
                                                                  ---------
                                                                  $  20,878
                                                                  =========

Aggregate annual maturities on the above long-term debt is as follows:

         1997                                                     $ 960,923
         1998                                                         8,624
         1999                                                         5,894
         2000                                                         4,145
         2001                                                         2,215
                                                                  ---------
                                                                  $ 981,801
                                                                  =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On April 1, 1995, the Company entered into a lease for an office and warehouse facility for a term of 62 months. Pursuant to the terms of the lease, the Company must pay maintenance, insurance and real estate taxes. The Company also leases various equipment under operating leases which expire through fiscal 2000. Total rent expense was approximately $170,000 and $103,000 in the fiscal 1996 and fiscal 1995 periods, respectively. Future minimum lease commitments under noncancelable operating leases are as follows:

 YEAR ENDING MARCH 31:
 ---------------------
         1997                                                     $ 139,286
         1998                                                       144,858
         1999                                                       150,652
         2000                                                       156,678
         2001                                                        26,113
                                                                  ---------
                                                                  $ 617,587
                                                                  =========

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is required to pay certain royalties related to the sale of substantially all of its music and lyrics based upon prescribed and negotiated rates. Royalty expense amounted to approximately $409,000 and $974,000 for the fiscal 1996 and 1995 periods, respectively, and is included in cost of music sales in the accompanying statements of operations. The Company is not current in the payment of certain of its royalty obligations to various royalty creditors. Management has accrued for all such liability in the accompanying balance sheet.

On May 22, 1995, the Company entered into a note payable with its primary royalty creditor for the payment of royalty obligations and past due interest due through March 31, 1994. The note payable requires various payments through April 15, 1997 and provides for monthly interest payments at 8% and is collateralized by a security interest in the Company's song library. The Company is in default on this note agreement.

As a result of its proposed satisfaction of a portion of all past due royalty obligations, management believes that it is remote that any claims which could be asserted under its written copyright licensing agreements or pursuant to United States federal copyright regulations will be asserted. However, the ultimate outcome of this uncertainty and its effect on the financial statements cannot be determined at this time.

On July 20, 1994, certain of the Company's shareholders agreed to indemnify the Company against certain claims asserted with respect to the period from September 3, 1991 through November 10, 1994, arising out of the Company's compulsory statutory licensing agreements, by pledging all of their shares of common stock (360,000 shares) to the Company. In the event of the assertion of such claim, the Company may require the return of shares of common stock to the Company with a market value equal to such claim, excluding any expenses that may be incurred by or assessed against the Company. The Company has agreed to release certain shares of common stock from the provisions of the pledge and indemnity agreement during the period beginning 13 months after November 10, 1994 under certain circumstances based upon the performance of the Company. The pledge and indemnity agreement will also terminate in the event of a pledgor's death, provided the Company then maintains adequate insurance on such pledgor.

On July 1, 1992, the Company entered into a contract, as amended, with an unrelated party to produce 1,200 master song tapes to be delivered to the Company by December 31, 1997. At March 31, 1996, the remaining amount of the commitment was $315,150, and $344,850 of songs had been delivered.

The Company entered into an agreement, as amended, with a consultant to provide certain financial advisory services for an advisory fee of $3,000 per month through November 18, 1996.

NOTE 7 - RELATED PARTY TRANSACTIONS

At March 31, 1996, the amount due from officer bears interest monthly at 9% and is due on March 31, 1997.

The Company acts as the exclusive sales agent for a Hong Kong trading company controlled by a director, who is also the director of a significant shareholder of the company (a director). The Company receives commission income from such company based upon 50% of the net profits, as defined, related to sales arranged by the company. The Company has repurchased from unrelated parties, based in the United States, certain electronic karaoke audio equipment and accessories which were sold directly by this related party.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the fiscal 1996 and 1995 periods, the Company purchased, under deferred payment terms, certain karaoke audio equipment and accessories from Far East companies (Related Party Suppliers) controlled by a director. Upon delivery of such equipment in the United States, the Company executes documents of acceptance in favor of a bank in the Far East, which are guaranteed by the director. The director has also advanced funds directly to, or on behalf of, the Company with respect to such equipment purchases. Amounts outstanding under documents of acceptances or owed directly to these Related Party Suppliers incur interest at 8.0% - 9.5% per annum from the date of shipment to the Company.

In the fiscal 1996 and 1995 periods, equipment purchases from the Related Party suppliers were approximately $1,200,000 and $2,357,000, respectively; and approximately $40,000 and $109,000, respectively, of interest expense was incurred related to these purchases. During the fiscal 1995 period, the Company entered into an agreement with the above noted director which provided inventory financing, through April 1, 1995, of up to $2,200,000 (inclusive of amounts owed directly, and amounts guaranteed under documents of acceptances). On May 4, 1995, the agreement was renegotiated whereby the director provided inventory financing through April 1, 1996 of up to $500,000. The Company has not negotiated any new agreement with this related supplier. At March 31, 1996, amounts owed directly to the director and amounts owed under documents of acceptances, guaranteed by the director, aggregated approximately $439,000. These amounts are included in trade accounts payable to related parties.

On March 29, 1995, the Company purchased tools and dies for two models from a company controlled by a director for $318,000 in order to have the exclusive right to use them in connection with the manufacture of electronic equipment by unrelated suppliers.

During the fiscal 1995 period, the Company repaid approximately $489,000 in notes payable, including imputed interest at 10%, to an affiliate of Magna. Additionally, during the fiscal 1995 period, the Company repaid an approximately $100,000 note payable to a related party supplier. The note provided for monthly interest payments at 6%. During the fiscal 1995 period, approximately $48,000 of interest expense on notes payable to related parties is included in the accompanying statements of operations.

On September 3, 1991, Magna sold an option, to certain officers and another then unrelated party of the Company, to purchase all of the then outstanding common shares of the Company (883,332 shares) for $200,000 in cash. Pursuant to this option agreement (the "Option"), dividends could not be paid to Magna, and the management, voting rights and profits, if any, of the Company inured to the benefit of the option holders. The Option could not be exercised until certain indebtedness to Magna and another related party was repaid. Prior to December 31, 1994, all amounts due to former owners for which certain shares of the Company's common stock were pledged, were paid in full and the shares were released from escrow. Subsequently on May 5, 1994, the Option was exercised for no additional consideration. As a result of this 80% change in ownership (see
Note 9), this transaction was accounted for as a purchase of the Company and, accordingly, the purchase price has been "pushed down" to the financial statements of the Company, as of May 5, 1994. Accordingly, the financial results of the Company prior to such date is considered a "predecessor" company for financial reporting purposes.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 8 - SHAREHOLDERS' EQUITY

On July 26, 1994, the Company's Board of Directors authorized a 1 for 1.87476 reverse stock split distribution for voting common shareholders of record on such date. Prior to such stock split, the Company's Board of Directors authorized a new class of nonvoting common stock. The Company then exchanged 124,992 then issued an outstanding shares of voting common stock for 83,333 shares of such nonvoting common stock. The nonvoting common stock automatically converted into voting common stock on a share-for-share basis on the effective date of the Company's initial public offering, described below. Retroactive effect has been given to this stock split.

Effective May 3, 1994, the Company adopted a stock option plan (the Plan), which provides for the granting of both incentive and nonqualified stock options to key personnel, including officers, directors, consultants and advisors of the Company, based upon the determination of the Board of Directors. The Plan was amended on June 29, 1994, and incentive stock options were granted under the Plan to purchase 293,700 shares of the Company's common stock at an exercise price of $3.00 to $5.50. The incentive stock options expire in 1999 and 2004.

At March 31, 1996, 155,000 of these options are currently exercisable, and the remaining 138,700, held by three individuals, become exercisable in maximum increments of 20,000 each year through June 29, 1996. Additional incentive or nonqualified stock options may be granted to purchase up to 186,300 shares of the Company's common stock. At March 31, 1996, 480,000 shares or common stock have been reserved for issuance under the Plan.

On November 18, 1994, the Company closed the initial public offering of 1,380,000 shares of its common stock and 1,380,000 warrants (the Public Warrants) for an aggregate purchase price of approximately $7,080,000. After giving effect to the payment of offering expenses and under-writing expenses of approximately $1,959,000, the Company received approximately $5,121,000 of net proceeds from such initial public offering. The Public Warrants entitle the registered holders to purchase one share of common stock and were initially exercisable at a price of $6 per share. As a result of the stock split declared by the Board of Directors and the further reductions of the exercise price by the Company, described below, the exercise price of the Public Warrants was reduced to $3.60 per share and the number of shares underlying the Public Warrants was increased to 1,656,000. The Public Warrants may be exercised at anytime beginning November 10, 1995 and continuing thereafter until November 10, 1999.

Also, included in the offering were 120,000 warrants issued to the Company's underwriters (the Representatives Warrants). The Representative's Warrants entitle the registered holders to purchase one share of the Company's common stock and a warrant to purchase an additional share of common stock. The exercise price of the warrants for common stock, the underlying warrants, and the common stock subject to issuance pursuant to the underlying Public Warrants was initially $7.50, $.13 and $9.00 respectively. These prices were reduced as a result of the stock split, described below, to $4.50, $.08 and $5.40, respectively, and the number of shares of both common stock and warrants was increased from 120,000 to 144,000, respectively. The warrants become exercisable November 10, 1995 and continuing thereafter until November 10, 1999.

On January 26, 1995, the Company's Board of Directors declared a 20% stock split effective in the form of a dividend, to all holders of record as of February 6, 1995. The officers, certain directors and holders of 883,332

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

restricted shares of common stock of the Company voluntarily waived their pro rata portion of the stock split, and accordingly, the ultimate shares issued constituted an approximate 12% distribution of shares. In conjunction with the split, and pursuant to certain anti-dilutive provisions in the warrant agreements, as defined, the Company increased the shares underlying all outstanding warrants and reduced the exercise price of the warrants. The Company further reduced the exercise price of the warrants as an inducement for the holders to exercise. This additional reduction reduced the exercise price of the Bridge Warrants below the fair market value of the Company's common stock and, accordingly, resulted in additional expense of $169,200 which is included in selling, general and administrative expense on the accompanying statement of operations for the successor period.

During April 1995, 272,250 Bridge Warrants were exercised resulting in proceeds to the Company of $326,000.

NOTE 9 - INCOME TAXES

On September 3, 1991, the Company underwent a change of ownership (as defined by Internal Revenue Code Section 382). This change limits the Company's ability to utilize its approximately $4,057,000 of net operating loss carryforwards (NOL's) as of March 31, 1996 to $14,000 per year (these NOL's expire from 2003 to 2007). At March 31, 1996, the Company has net operating loss carryforwards of approximately $5,000,000, (which are not subject to the above limitations) that expire through 2011. A valuation allowance of approximately $1,753,000 has been recognized to offset primarily all of the deferred tax assets related to these carryforwards.

The components of the benefits from income taxes are as follows:

                                                            SUCCESSOR                          PREDECESSOR
                                                 --------------------------------   --------------------------------
                                                     PERIOD FROM MAY 5, 1994            PERIOD FROM APRIL 1, 1994
                 YEAR ENDED MARCH 31, 1996              TO MARCH 31, 1995                    TO MAY 4, 1994
              -------------------------------    --------------------------------   --------------------------------
               CURRENT    DEFERRED     TOTAL      CURRENT    DEFERRED     TOTAL      CURRENT    DEFERRED      TOTAL
              ---------   --------   --------    --------   ---------   ---------   --------    --------    --------
Federal       $     -     $    -     $    -      $(82,063)  $(184,267)  $(266,330)  $(29,937)   $(12,800)   $(42,737)
State               -          -          -            -      (31,670)    (31,670)        -       (2,200)     (2,200)
              ---------   --------   --------    --------   ---------   ---------   --------    ---------   ---------
              $     -     $    -     $    -      $(82,063)  $(215,937)  $(298,000)  $(29,937)   $(15,000)   $(44,937)
              =========   ========   ========    ========   =========   ====================     ========    ========

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 9 - INCOME TAXES (CONTINUED)

The differences between the statutory United States federal income tax rate and the effective tax rate for successor and predecessor are as follows:

                                                              SUCCESSOR        PREDECESSOR
                                                            --------------    -------------
                                                             PERIOD FROM       PERIOD FROM
                                           YEAR ENDED       MAY 5, 1994 TO    APRIL 1, 1994
                                         MARCH 31, 1996     MARCH 31, 1995     MAY  4, 1994
                                         --------------     --------------    -------------
Statutory rate                                (34)%              (34)%              (34)%
State income tax effect, net of
  federal benefit                               -                 (3)                (3)
Changes in valuation allowance                 34                 22                  -
Realization of net operating
  loss carryforwards                            -                  -                  -
                                            ------             ------             ------
Effective rate                                  - %              (15)%              (37)%
                                            ======             ======             ======

At March 31, 1996, the components of the cumulative effect of temporary differences in the deferred income tax liability and income tax asset balances are as follow:

                                                     MARCH 31, 1996
                                       ----------------------------------------
                                                       CURRENT       LONG-TERM
                                          TOTAL         ASSET          ASSET
                                       ----------     ---------     -----------
Assets:
  Net operating loss carryforwards     $1,799,000     $  14,000     $ 1,785,000
  Reserves for bad debts, sales
    returns and warranties                147,000       147,000             -

Liabilities:
  Investment in song library             (193,000)      (25,000)       (168,000)
                                       -----------    ---------     -----------
                                        1,753,000       136,000       1,617,000

Valuation allowance                    (1,753,000)     (136,000)     (1,617,000)
                                       -----------    ---------     -----------
Net deferred tax assets                $      -       $     -       $       -
                                       ===========    =========     ===========


The net change in the valuation allowance during the fiscal 1996 periods was $239,000.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company derives primarily all of its equipment and music sales revenues from distributors and retailers of such products in the United States. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The credit risk associated with cash is considered low due to the credit quality of the depository institution. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

During the fiscal 1996 and 1995 periods 63% and 53%, respectively, of the Company's total revenues were derived from sales to five customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                                                1996              1995
                                              -------------------------
         J.C. Penney                             18%                 -
         Handleman Company, Inc.                  -                 23%
         Montgomery Ward                         16%                11%
         Fingerhut                               12%                 -
         Target                                  10%                 -

NOTE 11 - FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The following is a summary of certain year end adjustments that are considered material in the aggregate to the results of the fourth quarter.

                                                         FISCAL         FISCAL
                                                          1996           1995
                                                        --------       --------
         Reduction of exercise price of
            Bridge Warrants                             $    -         $169,200
         Inventory write-down                            371,000        154,300
         Reserve for sales returns                           -          224,600
         Write-off of deferred costs                         -          142,400
         Impairment of long-lived assets                 405,085            -
                                                        --------       --------
                                                        $776,085       $690,500
                                                        ========       ========

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following are the directors of the Company, their respective ages, the year in which each was elected a director and, where applicable, the office of the Company held by the director. Each director elected will hold office for a one year term or until their respective successors have been duly elected and qualified:

                                 SERVED AS
                                  DIRECTOR
NAME                    AGE        SINCE     OFFICE
- -------------------  ---------  -----------  -----------------------------------
Edward Steele           67         1991      Chief Executive Officer, President,
                                             Chief Financial Officer, Secretary
                                             and Director
Eugene B. Settler       60         1991      Director
Paul Wu                 66         1991      Director
Josef A. Bauer          59         1995      Director

Edward Steele joined the Company in 1988 and has served as the Company's Chief Executive Officer, Chief Financial Officer and as a director since September 1991. As of February 29, 1996, Mr. Steele also assumed the offices of President and Secretary of the Company. From October 1988 to September 1991, Mr. Steele was responsible for the development of the Company's electronic hardware products in the Far East and was the Company's sales director. Prior to joining the Company, Mr. Steele served in executive capacities at a number of companies in the toy and electronics fields, including as Managing Director in charge of worldwide sales of Concept 2000, a manufacturer of consumer electronics, from 1971 to 1978; as President of Wicely Corp., a distributor of electronic toys and consumer electronics, from 1978 to 1983; and as President of Justin Products Corp., an electronic toy manufacturer, from 1983 to 1988.

Eugene B. Settler joined the Company as President in 1988 and served in that office until the termination of his employment agreement on February 22, 1996. Mr. Settler continues to hold the office of Director, as he has since September 1991. Prior to joining the Company, Mr. Settler served as Director of Sales and Marketing for CBS-Epic Records from 1968 to 1971, as Executive Vice President of Marketing for RCA Records from 1971 to 1973, and as Vice President of Marketing of TMC Music Corp. from 1973 to 1974. Mr. Settler was President of Request Records from 1976 to 1981 and Executive Vice President of IJE, Inc. (Kid Stuff Records) from 1981 to 1987.

Paul Wu has been a director of the Company since September 1991 and was the Chairman of the Board of Directors from September 1991 to February 1995. Mr. Wu is a private investor and has been engaged in the electronics business in the Far East and the United States. Since 1979, Mr. Wu has been the Chairman of the Board and a principal stockholder of FLX (HK) Ltd., a Hong Kong corporation ("FLX"), which manufactures consumer electronics. Mr. Wu has also been the Chairman and a principal stockholder of The SMC Singing Machine Co., Ltd., a Hong Kong corporation ("LTD"), since 1991, which is a trading company for consumer electronics. Mr. Wu is also a director of Gemco Pacific, Inc., a principal stockholder of the Company.

Josef A. Bauer was appointed to the Board of Directors on February 3, 1995. Since 1992, Mr. Bauer has been a managing director and principal stockholder of Dero Research Ltd. in Hong Kong, which serves as a manufacturer's representative for the sale of telephone and electronic products. From 1970 to 1993, Mr. Bauer served as managing director and was a principal stockholder of Dero Research Corporation in Tokyo, Japan, which was engaged in the design, engineering and manufacture of automobile audio equipment. He served as a director from 1991 to 1994, of AmeriData Technologies, Inc., a publicly traded computer products and service company. In December 1994, Mr. Bauer was elected to the Board of Directors of Go-Video, Inc., a publicly traded video electronics manufacturer and distributor. Mr. Bauer has also served as president of Banisa Corporation, a privately owned investment company, since 1975. Mr. Bauer is also President of Magna (a position he has held since 1989) and was formerly a director of the Company from February 1990 until September 1991. See Item 12 - "Certain Relationships and Related Transactions."

The Company has agreed, until November 10, 1999, that the representatives ("Representatives") of the underwriters for the Company's initial public offering which closed on November 18, 1994, may designate a nominee to the Board of Directors, reasonably acceptable to the Company, or have a representative attend all Board Meetings. No such nominee has yet been designated. The officers, certain directors and certain stockholders of the Company have agreed to vote their shares for the election of such nominee.

The Company's directors serve for a term of one year, or until their successors shall have been elected and qualified. The Company has in place an employment agreement with its Chief Executive Officer, Mr. Steele. See Item 10 - "Executive Compensation, Employment Agreements".

DIRECTORS' FEES

The Company currently reimburses each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors or a committee on which he serves. In addition, non-employee directors are paid a fee of $750 for each board or committee meeting attended and are entitled to receive 2,500 common stock options per year. No such options were issued for fiscal 1996..

BOARD COMMITTEES

On February 3, 1995, the Board of Directors appointed Audit and Executive Compensation/Stock Option Committees. The Audit Committee consists of Messrs. Steele, Wu and Bauer and the Executive Compensation/Stock Option Committee consists of Messrs. Settler, Wu and Bauer. The Audit Committee recommends the engagement of independent auditors to the Board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with the Company's independent auditors, reviews the Company's internal accounting controls, and approves services to be performed by the Company's independent auditors. The Executive Compensation/Stock Option Committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers, the Company's 1994 Amended and Restated Management Stock Option Plan. The entire board of directors operates as a nominating committee.

BOARD AND BOARD COMMITTEE MEETINGS

During the fiscal year ended March 31, 1996, there were two meetings of the Board of Directors. The board members also communicate on a regular basis during the normal course of the business of the Company. The Audit and Executive Compensation/Stock Option Committees of the Board did not meet during the year. All directors attended at least 75% of the meetings of the Board.

EXECUTIVE OFFICERS

The following were the executive officer and a certain key employee of the Company as of March 31, 1996, their respective ages, the office of the Company held by each and the year in which each was first elected an officer. The executive officer will hold office until the next annual meeting of the Board of Directors or until his respective successors have been duly elected and qualified.

OFFICER'S NAME           AGE      OFFICE                          OFFICER SINCE
- -------------------  -----------  -----------------------------   --------------
Edward Steele            67       Chief Executive Officer,        September 1991
                                  President, Chief Financial
                                  Officer and Secretary

Howard Miller            55       General Manager                 August 1991

Howard Miller, a certified public accountant, had been the General Manager of the Company since August 1991 until his resignation effective May 31, 1996. From January 1989 to August 1991, Mr. Miller was a self-employed accountant. Prior to 1989 Mr. Miller held various executive financial positions with companies engaged in the manufacturing, aviation and marine freight industries.

For information regarding Mr. Steele, see description above.

Item 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to or accrued for the executive officers of the Company whose annual compensation exceeded $100,000 during the Company's last two fiscal years.

                           SUMMARY COMPENSATION TABLE
               FOR THE FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

                                                                                                            LONG TERM
                                                                                                           COMPENSATION
                                                                  ANNUAL COMPENSATION                         AWARDS
                                                    -------------------------------------------------- -----------------
NAME AND                                                                             OTHER ANNUAL            OPTIONS
PRINCIPAL POSITION                 YEAR             SALARY(1)        BONUS         COMPENSATION(2)       (NO. OF SHARES)
- ------------------                 ----             ---------        -----         ---------------       ---------------
Edward Steele                      1996             $ 145,731        $-0-              $8,617                   -0-
Chief Executive Officer            1995               150,000         -0-              10,300                75,000

Eugene B. Settler                  1996               140,841         -0-              11,803                   -0-
President                          1995               150,000         -0-              12,000                75,000

- ----------
(1)      Mr. Steele enacted a 15% voluntary pay reduction as of September 1995, in light of the Company's poor financial performance.
(2)      Includes $3,600 and $6,954, in automobile allowance for Messrs. Steele and Settler, respectively .

EMPLOYMENT AGREEMENTS

The Company executed an employment agreement with Mr. Steele which commenced as of October 1, 1994 and is scheduled to terminate on March 31, 1997. Pursuant to Mr. Steele's employment agreement, he is entitled to received base compensation of $150,000 per year, which amount automatically increases during the second and third fiscal years by the greater of 5% or the annual increase in the Consumer Price Index. The agreement also provides for bonuses based on a percentage of a bonus pool tied to the annual pre-tax net income (as defined in the agreement) of the Company. No such bonuses were paid for the 1996 or 1995 fiscal years. Mr. Steele would receive 45% of the bonus pool. In the event of a termination of his employment following a change-in-control, Mr. Steele would be entitled to a lump-sum payment of 300% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of two years after his termination for cause or his voluntary termination of his employment agreement, Mr. Steele could not directly or indirectly compete with the Company in the KARAOKE industry in the United States.

The Company had also entered into an employment agreement with Mr. Settler, which was terminated by the Company on February 22, 1996. As a result of the termination, the Company ceased payments thereunder. Mr. Settler has filed a complaint which, under the terms of the employment agreement, is to be settled via binding arbitration. The Company has been advised that such proceeding is scheduled for late September, 1996.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options granted to the Company's executive officers during the fiscal year ended March 31, 1996.

The following table sets forth information regarding stock options granted to the Company's executive officers during the fiscal year ended March 31, 1995 and the potential value of such options at the end of their terms, assuming certain levels of stock price appreciation:

                           GRANTS IN FISCAL YEAR 1995

                                                               INDIVIDUAL GRANTS(1)
                                     -----------------------------------------------------------------------
                                                         PERCENT OF TOTAL
                                     SHARES UNDERLY-    OPTIONS GRANTED TO
                                      ING OPTIONS      EMPLOYEES IN FISCAL       EXERCISE         EXPIRATION
              NAME                    GRANTED (#)              YEAR                PRICE             DATE
              ----                   ---------------   -------------------       --------         ----------
Edward Steele....................        75,000                34.3%               $5.50            6/29/99
Eugene B. Settler................        75,000                34.3%               $5.50            6/29/99

- ---------------------------------

(1) All options are incentive stock options granted pursuant to the Company's Plan and have a term of five years. These options were granted on June 29, 1994. 20,000 of such options for each of Messrs. Steele and Settler were immediately exercisable with the balance becoming exercisable in increments of 20,000 shares per year.

STOCK OPTION EXERCISES AND HOLDINGS

The following table provides certain information concerning the unexercised options to purchase shares of Common Stock held by the Company's executive officers as of March 31, 1996. No stock options were exercised by any executive officer of the Company during fiscal 1996.

                            LONG-TERM INCENTIVE PLANS
                           AWARDS IN LAST FISCAL YEAR

                                                                                            VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS AT
                                                           OPTIONS AT 3/31/96                      3/31/96
                                                                   (#)                             ($)(1)
                                                     -----------------------------      ----------------------------
                      SHARES ACQUIRED     VALUE
NAME                  ON EXERCISE(#)     REALIZED     EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
- ----                  --------------     --------     -----------    -------------      -----------    -------------
Edward Steele........          0              0         40,000          35,000               (1)             (1)
Eugene B. Settler....          0              0         40,000          35,000               (1)             (1)

- ---------------------

(1) No executive of the Company held any "in the money" options in which the fair market value of the Common Stock exceeded the option exercise price as of March 31, 1996.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1996, the shares of Common Stock beneficially owned by each director of the Company, each executive officer of the Company named in the Summary Compensation Table under the caption "Item 10 - Executive Compensation", each person known to the Company to own more than 5% of the outstanding shares of Common Stock and all directors and executive officers as a group.

                                                 SHARES
                                              BENEFICIALLY         PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER              OWNED              CLASS
- -----------------------------------------    ---------------    ----------------
Gemco Pacific, Inc.(1)                          256,666               9.1%
500 Hennessy Road
Causeway, Hong Kong

Edward Steele (6)                               245,000(2)            8.7
1551 W. Copans Road, #100
Pompano Beach, Florida  33064

Eugene B. Settler                               242,000(2)            8.6
1551 W. Copans Road, #100
Pompano Beach, Florida  33064

Ford Harvest Ltd.                               183,333               6.5
500 Hennessy Road
Causeway, Hong Kong

Paul Wu                                          75,000(3)            2.7
985 Rexdale Blvd.
Rexdale, Ontario M9W 1R9

Josef A. Bauer                                   22,500(4)            *
820 Park Avenue
New York, NY  10021

All directors and executive officers            584,500(5)           20.8%
as a group (4 persons)

- ---------------------------------------
*        Less than 1%

(1) Mr. Wu is a director of Gemco Pacific, Inc. ("Gemco"). Mr. Wu disclaims beneficial ownership of the shares owned by Gemco. All 256,666 of such shares have been pledged by Gemco to Magna International, Inc. ("Magna") to secure payment of an $816,574 promissory note of the Company to Magna.

(2) Includes immediately exercisable options to purchase 60,000 shares of Common Stock.

(3) Includes immediately exercisable options to purchase 75,000 shares of Common Stock.

(4) Consists of immediately exercisable warrants to acquire such shares. Does not include 256,666 shares pledged to Magna by Gemco to secure an outstanding obligation of the Company to Magna. Mr. Bauer is President of Magna.

(5) Includes immediately exercisable options to purchase 195,000 shares of Common Stock and immediately exercisable warrants to acquire 22,500 shares of Common Stock.

(6) Mr. Steele disclaims beneficial ownership of 6,500 shares owned by his wife, Ms. Joan Steele.

The Company's affiliates at the time of the initial public offering, including its officers and directors, agreed for a two year period commencing November 18, 1994, to vote all of their shares of Common Stock or other voting securities of the Company in the same proportion as the votes cast by non-affiliates voting shares of the same class or series, with respect to (a) any liquidation of the Company, or (b) any merger or consolidation in which the Company is not the surviving corporation or any sale of all or substantially all of its assets.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company is not aware of any beneficial owner of more than ten percent of its Common Stock.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that all filing requirements applicable to its officers and directors were complied with during the 1996 fiscal year.

POSSIBLE CHANGE IN CONTROL

The Company's principal executive officer, Mr. Steele, and its former president and current director, Mr. Settler, have agreed to indemnify the Company against certain claims related to compulsory copyright obligations (an "Indemnifiable Claim") asserted with respect to the period from September 3, 1991 through November 10, 1994 by pledging all of their shares of Common Stock to the Company. In the event of the assertion of an Indemnifiable Claim, the Company may require the return of shares of Common Stock (one-half from each of Messrs. Steele and Settler) to the Company with a market value collectively equal to the Indemnifiable Claim. As a result of that indemnification, the Company could reacquire up to approximately 6.5% of its outstanding shares of Common Stock (assuming 2,811,582 shares of Common Stock outstanding as of June 30, 1996) from each of Messrs. Steele and Settler.

Gemco had pledged all 256,666 of its shares of the Company's common stock to Magna to secure payment of an $816,574 promissory note (the Magna Note) of the Company to Magna. Josef A. Bauer, a director of the Company, is President of Magna. The Company is currently in default with regard to the remaining balance of $541,574. As a result of such default, Magna could acquire approximately 9.1% of the Company's outstanding Common Stock if it pursues legal remedy.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 3, 1991, in consideration for $200,000, Magna, the then owner of all of the issued and outstanding shares of the Company's Common Stock, entered into an option agreement (the "Option Agreement") with Wedge Corp., a Florida corporation ("Wedge"), to sell Wedge's designee 100% of the Company's Common Stock. The stockholders of Wedge were Paul Wu, Edward Steele and Eugene B. Settler (the "Optionees"). In connection with the grant of the option, Wedge agreed to pledge all of the shares subject to the option to Magna as security for the Company's satisfaction of various loans from Magna and an affiliate of Magna. On May 5, 1994, the option was exercised for no additional consideration, and Magna transferred 883,332 shares of the Company's Common Stock to Messrs. Settler and Steele and Mr. Wu's designees, Gemco Pacific, Inc. ("Gemco") and Ford Harvest Ltd. The 256,666 shares held by Gemco are held by Magna as security for the loans from Magna and an affiliate of Magna. Mr. Wu is a director of Gemco. Magna has not provided any material services to the Company since September 3, 1991. Josef A. Bauer, President of Magna, was elected to the Company's Board of Directors on February 3, 1995.

In September 1992, Magna and an affiliate thereof agreed to exchange $816,574 of debt owed by the Company to Magna and an affiliate thereof for additional shares of the Company's Common Stock (the "Additional Shares"). That agreement, as amended, gave Magna the right to require the Company to repurchase the Additional Shares, on December 31, 1996, for $816,574 plus interest at 8% per annum from September 30, 1994. On November 10, 1994 Magna exchanged the Additional Shares for the Company's promissory note in the amount of $816,574. Payment of the note was guaranteed by a pledge from Gemco Pacific, Inc., an assignee of Paul Wu, a director of the Company, of all of its shares of the Company's Common Stock until the payment and satisfaction of fifty percent of the principal amount of the note, and fifty percent of such shares until the remaining principal balance of the note is paid.

The Company has an agreement with FLX to produce electronic recording equipment, based on the Company's specifications. The Company acts as exclusive agent for LTD and receives commission income from such company based upon 50% of the net profits, as defined, related to sales arranged by the Company for LTD. Paul Wu, a director of the Company, is the Chairman of the Board and a principal stockholder of FLX and LTD. During the fiscal years ended March 31, 1996 and 1995, the Company purchased approximately $1.2 million and $2.3 million, respectively, in equipment from FLX and LTD and received approximately $130,000 and $230,000, respectively, in commission income from LTD. See Item 6 - "Managements Discussion and Analysis of Financial Condition and Results of Operations".

On May 4, 1992, the Company sold all of its tools and dies used in the production of electronic recording equipment to LTD for approximately $344,000, resulting in a gain to the Company of approximately $202,000. In March 1995, the Company purchased tools and dies for two new models from LTD for $318,000.

The Company believes that all of the foregoing transactions with FLX and LTD have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

Approximately $1.6 million of the net proceeds of the Company's initial public offering in November 1994 were used to satisfy certain accounts and note payable to FLX and LTD. Paul Wu, a director of the Company, is an officer, director and principal stockholder of FLX and LTD. The accounts payable are composed of amounts due with respect to payments made, or guaranteed, by FLX and LTD in connection with the issuance of documents of acceptance ("D/As") by the Company for merchandise received from overseas suppliers. The Company purchases electronic recording products for its own account from manufacturers in the Far East. Upon delivery of such merchandise in the United States, the Company executes D/As in favor of a bank in the Far East with respect to payment for that merchandise. FLX and LTD have guaranteed the Company's obligations to those banks. In addition, FLX and LTD have also advanced funds directly to, or on behalf of the Company, with respect to inventory purchases.

Mr. Wu, as Chairman of FLX and LTD, had agreed that FLX and LTD would continue to provide up to $500,000 of inventory financing in the form of loans to, or on behalf of, the Company, or the provision of D/As on the Company's behalf through April 1, 1996. Since April 1, 1995, FLX and LTD have provided inventory financing to the Company in excess of their $500,000 commitment, but have no obligation to do so in the future and could demand payment of the Company's outstanding credit at any time as the financing agreement has now expired. As of June 30, 1996, there has been no such demand for payment. However, there are no assurances that FLX and LTD will not demand payment in the future.

On a case-by-case basis with respect to certain purchase orders, and subject to his discretion, Mr. Bauer has agreed, directly or through a company controlled by Mr. Bauer, to provide inventory financing in the form of letters of credit on the Company's behalf. In exchange, the Company has agreed to reimburse Mr. Bauer for all expenses incurred with respect to such letters of credit and to pay a commission of four percent on the face amount of the letter of credit. In July 1995, Mr. Bauer funded letters of credit aggregating $130,000 for the Company's benefit and has provided no further funding to date.

The Company's principal executive officer, Mr. Steele, and its former president and current director, Mr. Settler, have agreed to indemnify the Company against certain Indemnifiable Claims asserted with respect to the period from September 3, 1991 through November 10, 1994 by pledging all of their shares of Common Stock to the Company. In the event of the assertion of any Indemnifiable Claim, the Company may require the return of shares of Common Stock (one-half from each of Messrs. Steele and Settler) to the Company with a market value collectively equal to the Indemnifiable Claim. There can be no assurance, however, that the Company would be able to sell or otherwise dispose of such shares for cash in order to satisfy the Indemnifiable Claim. In addition, the Company would continue to bear all other costs and expenses incurred by, or assessed against, the Company (including legal) associated with such an Indemnifiable Claim, whether or not such Indemnifiable Claim is resolved in favor of the Company. The Company has agreed to release certain shares of Common Stock from the provisions of the pledge and indemnity agreement during the period beginning 13 months after November 10, 1994 under certain circumstances based upon the performance of the Company. No such shares have been released as of June 30, 1996. The pledge and indemnity agreement will also terminate as to Messrs. Steele or Settler in the event of their death, provided the Company then maintains life insurance of at least $1,000,000 on each party. No such insurance is presently in place.

The Company has agreed that, for a period of two years from November 18, 1994 without the consent of the Representatives from the Company's initial public offering in November 1994, it shall not redeem any of its securities or pay any dividends, or make any other cash distributions in respect of its securities, in excess of the amount of the Company's current or retained earnings recognized from and after the closing date.

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         Exhibits.

Exhibit No.                Description
 1(a)       Form of Underwriting Agreement between the Company and the Representatives(5)
 1(b)       Form of Selected Dealers Agreement(3)
 3(a)       Certificate of Incorporation of the Company, including amendment to be filed with the Secretary of
            State of Delaware(1)
 3(b)       By-Laws of the Company(1)
 4(a)       Form of Warrant issued in connection with July, 1994 private offering(1)
 4(b)       Warrant Agreement and related Warrant Certificate to be issued in connection with the public offering by the Company on November 18, 1994(6)
 4(c)       Underwriter's Warrant issued to the Underwriters on November 18, 1994(6)
*10(a)      Employment Agreement between the Company and Edward Steele, dated November 18, 1994(6)
*10(b)      Employment Agreement between the Company and Eugene B. Settler, dated November 18, 1994(6)
*10(c)      Employment Agreement between the Company and Howard Miller, dated November 18, 1994(6)
 10(d)      Agreement dated February 28, 1994 between the Company and Magna International Corp.(1)
*10(e)      1994 Amended and Restated Management Stock Option Plan(1)



 10(f)      Financial Consulting Agreement between the Company and the Representatives, dated November 18,
            1994(3)
 10(g)      Consulting Agreement between the Company and Genesis Partners, Inc., dated December 9, 1993, as amended September 2, 1994 and October 20, 1994(4)
 10(h)      Agreement of Merger dated February 28, 1994, among with Company, The Singing Machine
            Company, Inc., a California corporation, and Magna International Corp.(1)
 10(i)      Supply, Support and Distributorship Agreement dated as of January 1, 1994, between the Company and FLX (HK) Ltd.(1)
 10(j)      Supply, Support and Distributorship Agreement dated as of January 1, 1994, between the Company and The SMC Singing Machine Co., Ltd.(1)
 10(k)      Accounts Receivable Agreement, dated June 15, 1992, between the Company and Bankers Capital, as amended September 22, 1994 and December 30, 1994(2)
 10(l)      Letter Agreement, dated May 4, 1994, among the Company, Paul Wu, Edward Steele and Eugene B.
            Settler(1)
 10(m)      Letter Agreement, dated May 4, 1994, among the Company, Edward Steele and Eugene B. Settler(1)
 10(n)      Indemnity and Stock Pledge Agreement, dated July 20, 1994, among Eugene B. Settler, Edward Steele and the Company(1)
 10(o)      Agreement dated June 29, 1994 among the Company, Magna International Corp., Edward Steele,
            Eugene B. Settler and Gemco Pacific, Inc.(1)
 10(p)      Trademark certificates(2)
 10(q)      Form of Subscription Agreement evidencing registration rights(3)
 10(r)      Letter Agreement, dated March 27, 1995, among the Company and Paul Wu(7)
 10(s)      Letter Agreement, dated May 15, 1995, between the Company and The Harry Fox Agency, Inc.(8)
 10(t)      Security Agreement, dated May 22, 1995, between the Company and The Harry Fox Agency, Inc.(8)
 10(u)      Draft form of Indemnity and Contribution Agreement by and among Eugene B. Settler, Edward Steele and Gemco(9)
 10(v)      Sub-distribution agreement between the Company and Memcorp, Inc., dated October 27, 1995(10)
 10(w)      Administrative agreement between the Company and Memcorp, Inc., dated October 27, 1995(10)
 10(x)      Option agreement to purchase one million shares between the Company and Memcorp, Inc., dated
            October 27, 1995(10)

- ----------
*    Compensatory Plan or Management Contract

(1)  Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No.
     33-81974-A) (the "Registration Statement") as filed on July 27, 1994.
(2)  Incorporated by reference to the Amendment No. 1 to the Registration Statement as filed on September 28,
     1994.
(3)  Incorporated by reference to the Amendment No. 3 to the Registration Statement as filed on October 21,
     1994.
(4)  Incorporated by reference to the Amendment No. 4 to the Registration Statement as filed on November 4,
     1994.
(5)  Incorporated by reference to the Amendment No. 5 to the Registration Statement as filed on November 8,
     1994.
(6)  Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement as filed on
     December 13, 1994.
(7)  Incorporated by reference to the Post-Effective Amendment No. 4 to the Registration Statement as filed on
     March 29, 1995.
(8)  Incorporated by reference to the Company's Report on Form 8-K dated June 5, 1995.



(9)  Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31,
     1995 dated June 28, 1995.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September
     30, 1995 dated November 13, 1995.

(b)         Reports on Form 8-K.

            The Company filed two reports on Form 8-K during the year ended March 31, 1996. The Company filed one Item 4 Form 8-K on December 4, 1995, and one Item 6 Form 8-K on February 23, 1996.

                                   SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized1.

                              THE SINGING MACHINE COMPANY, INC.

                              By:    /s/ EDWARD STEELE
                                     -------------------------------------------
                              Edward Steele, Chief Executive Officer, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

                              Dated: August 12, 1996

            In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                                DATE
- ---------                     --------                                ----
  /s/ EDWARD STEELE       Chief Executive Officer, President,    August 12, 1996
- ---------------------     Treasurer, Secretary and Director
Edward Steele             (Principal Executive, Financial and
                          Accounting Officer)

                          Director
- ---------------------
Eugene B. Settler

  /s/ PAUL WU             Director                               August 12, 1996
- ---------------------
Paul Wu

 /s/ JOSEF A. BAUER       Director                               August 12, 1996
- ---------------------
Josef A. Bauer