Form 10QSB
period 1996-06-30
SINGING MACHINE CO INC
filed 1996-10-11
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 [X]     SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 [ ]     SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______TO_________

                         COMMISSION FILE NUMBER: 0-24968
                        THE SINGING MACHINE COMPANY, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      95-3795478
               --------                                      ----------
      (State of Incorporation)                      (I.R.S. Employer I.D. No.)

1551 W. COPANS ROAD, SUITE 100, POMPANO BEACH, FL                    33064
-------------------------------------------------                    -----
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (954) 968-8006
                                                     --------------

         Check whether the registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]  NO  [   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [ X ]  NO  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,811,582 shares of common stock outstanding as of September 30, 1996.

                    This report contains a total of 22 pages.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

              CONSOLIDATED CONDENSED BALANCE SHEET.................. 3

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS....... 5


              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS....... 6

              NOTES TO CONSOLIDATED CONDENSED
              FINANCIAL STATEMENTS.................................. 7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........11




                       PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K......................21

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

Cash & cash equivalents                                       $   40,122
Trade accounts receivable, net of
 factor advances of $478,000
 allowance for doubtful accounts of
 $17,000 and sales returns and
 allowance of $216,000                                           641,143
Receivables - related parties                                     30,358
Inventories - net                                              1,798,686
Prepaid expenses & other assets                                   52,679
                                                              ----------

   Total current assets                                        2,562,988

PROPERTY & EQUIPMENT - net of accumulated
 depreciation of $203,000                                        324,792

INTANGIBLE ASSETS:
 Investments in song library, net of
 accumulated amortization of $259,000                          1,005,702
Trademarks, net of accumulated
 amortization of $93,000                                         672,630
Cost in excess of net asset acquired
 net of accumulated amortization
 of $70,000                                                      508,917
                                                              ----------

   Total intangible assets                                     2,187,249

OTHER ASSETS                                                       5,983
                                                              ----------

Total assets                                                  $5,081,012
                                                              ==========

        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade accounts payable                                          $1,724,397
Trade payables - related parties                                   206,765
Accrued expenses                                                   788,100
Royalties payable                                                1,117,783
Current portion of long term debt                                1,448,666
                                                                ----------

   Total current liabilities                                     5,285,711

LONG TERM DEBT                                                      20,878
                                                                ----------

   Total liabilities                                             5,306,589
                                                                ----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - 10,000,000
 shares authorized, 2,811,582 shares
 issued and outstanding                                             28,116
Additional paid in capital                                       5,827,169
Accumulated deficit                                             (6,080,862)
                                                                 ----------

Total stockholders' equity                                        (225,577)
                                                                ----------

Total liabilities & stockholders' equity                        $5,081,012
                                                                ==========


        The accompanying notes are an integral part of these statements.


                 THE SINGING MACHINE COMPANY INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                  THREE MONTHS ENDED
                                                       ----------------------------------------
                                                           JUNE 30,              JUNE 30,
                                                             1996                  1995
                                                       ----------------       -----------------

Revenues:
   Equipment sales, net                                $     1,089,282        $      384,417
   Music sales, net                                            266,384               334,778
   Commission income - related party                            14,019                32,323
   Other                                                        28,921                13,439

                                                       ----------------       -----------------
Total revenues                                               1,398,606               764,957

Costs and expenses:
   Cost of equipment sales                                   1,010,314               344,155
   Cost of music sales                                         211,805               233,747
   Other operating expenses                                     99,173               151,471
   Selling general and administrative
     expenses                                                  330,144               681,283
   Depreciation and amortization                                68,522                46,382

                                                       ----------------       -----------------
Total costs and expenses                                     1,719,957             1,457,038

                                                       ----------------       -----------------
Operating income (loss)                                      (321,351)             (692,081)

Other Income (expenses):
   Interest income                                                 687                 5,149
   Interest  expense                                          (63,767)              (44,784)
   Loss on sales of accounts receivable                       (24,888)              (28,993)
   Loss on sale of property and equipment                           -                     -
   Loss from subsidiary                                             -                     -

                                                       ----------------       -----------------
Total other expenses, net                                     (87,967)              (68,628)

                                                       ----------------       -----------------
Income (loss) before taxes                                   (409,318)             (760,709)

Benefit (provision) for income taxes                                -                     -

                                                       ----------------       -----------------
Net income (loss)                                      $     (409,318)        $    (760,709)
                                                       ================       =================

Net income (loss) per share                            $        (0.15)      $         (0.27)
                                                       ================       =================

Weighted average common and common
 equivalent shares outstanding                               2,811,582             2,789,700
                                                       ================       =================



        The accompanying notes are an integral part of these statements.


                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                       THREE MONTHS ENDED
                                                                ------------------------------
                                                                  JUNE 30,          JUNE 30,
                                                                    1996              1995
                                                                -----------        -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 ($359,743)         ($844,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property & equipment                                                   103            (35,753)
Additions to song library                                               (1)           (40,020)
Additions to trademarks                                                  -                  -
Receivable from related parties                                       (155)               926
Other assets                                                        13,506             10,399

                                                                -----------        -----------
Net cash provided (used) in investing activities                    13,453            (64,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable - related party                              -                  -
Repayments of notes payable                                              -                  -
Proceeds from notes payable                                        407,692                  -
Proceeds from issuance of bridge warrants                                -                  -
Repayments of notes payable                                        (14,019)          (100,000)
Deferred taxes                                                           -                  -
Issuance of common stock & warrants                                      -            320,578
proceeds of long term debt                                               -                  -
Repayment of long term debt                                         (7,373)           (13,839)

                                                                -----------        -----------
Net cash provided (used) in financing activities                   386,300            206,739

Increase (decrease) in cash                                         40,009           (702,191)
Cash at beginning of quarter                                           113            740,349
                                                                -----------        -----------
Cash at end of quarter                                              40,122             38,158
                                                                ===========        ===========





        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended March 31, 1996.

         The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended March 31, 1996 which are included in Form 10-KSB.

         In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

         The results of operations for the three month period ended June 30,1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997.

         The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated. Assets and liabilities of the foreign subsidiary are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustment is not material.

2.       NOTES PAYABLE

         On May 22, 1995, the Company signed a promissory note in the amount of $830,000 with a royalty creditor for the payment of past due royalty obligations and interest due through March 31, 1994. The note payable requires various payments through April 15, 1997 and provides for monthly interest payments at 8%. The Company incurred $8,013 of interest expense for the three months ended June 30, 1996. Amounts due under the note are collateralized by a security interest in the Company's song library. The aggregate amount liable under the note was approximately $409,000, as of June 30, 1996.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

3.       STOCKHOLDERS' EQUITY

         In April 1995, the Company issued 272,250 common shares, $.01 par value, to holders exercising 272,250 outstanding Bridge Warrants. The Bridge Warrants were exercisable at a price of $1.20 per share of Common Stock commencing February 8, 1995 and expire on August 15, 1999. The net proceeds from the issuance was approximately $326,000 which was used for the payment of trade payables. As of June 30, 1996, 87,750 Bridge Warrants remain outstanding.

4.       MAJOR CUSTOMERS

         During the three months ended June 30, 1996 and 1995, 66.6% and 54.3%, respectively, of the Company's total revenues were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                                 THREE MONTHS ENDED         THREE MONTHS ENDED
                                   JUNE 30, 1996               JUNE 30, 1995

                                -----------------------------------------------
          J.C. Penney                  21.5%                           -
          Target                       12.4%                         19.5%
          Fingerhut                    11.6%                           -
          Memcorp                      11.4%                           -
          Montgomery Ward                -                           11.8%


5.       CONTINGENCIES

         The Company is required to pay certain royalties related to the sale of a substantial portion of its music and lyrics based upon prescribed and negotiated rates. Royalty expense was approximately $77,700 and $124,500 for the first three months of fiscal 1997 and 1996, respectively, and is included in cost of music sales in the accompanying consolidated condensed statements of operations. The Company was not current in the payment of certain of its royalty obligations to various royalty creditors as of June 30, 1996. The Company did however, make payments of $160,000 to its principal royalty creditor, The Harry Fox Agency, Inc. ("HFA"), during July and August 1996. Although management feels that it has sufficiently accrued for all such liability in the accompanying balance sheet, HFA contends as a result of a recent audit, that the Company owes an additional $195,000 in royalties. The Company disputes this assertion and is in discussions with HFA to resolve the matter.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

         As a result of its actual and proposed satisfaction of a portion of all past-due royalty obligations, management believes that it is remote that any claims which could be asserted under its written copyright licensing agreements or pursuant to United States federal copyright regulations will be asserted. However, the ultimate outcome of this uncertainty and its effect on the financial statements cannot be determined at this time.

         On July 20, 1994, certain of the Company's shareholders agreed to indemnify the Company against certain claims asserted with respect to the period September 3, 1991 through November 10, 1994, arising out of the Company's compulsory statutory licensing agreements, by pledging all of their shares of Common Stock to the Company. In the event of the assertion of such claim, the Company may require the return of shares of Common Stock to the Company with a market value equal to such claim. There can be no assurance, however, that the Company would be able to sell or otherwise dispose of such shares for cash in order to satisfy the claim. In addition, the Company would continue to bear all other costs and expenses incurred by, or assessed against, the Company (including legal) associated with such a claim, whether or not such claim is resolved in favor of the Company. The Company has agreed to release certain shares of Common Stock from the provisions of the pledge and indemnity agreement during the period beginning 13 months after November 10, 1994 under certain circumstances based upon the performance of the Company. No such shares have been released as of September 15, 1996. The pledge and indemnity agreement will also terminate in the event of a pledgor's death, provided the Company then maintains adequate insurance on such pledgor. No such insurance is presently in place.

6.       TRADEMARK

         On October 27, 1995 the Company signed a five year agreement (the "Sub-distributor Agreement") with Memcorp, Inc. ("Memcorp"), a Florida corporation, whereby the Company became the exclusive sub-distributor of KARAOKE hardware products under the "Memorex" trademark. The Sub-distributor Agreement requires the Company to pay a commission fee on all hardware sales during the term of the agreement. In addition to the Sub-distributor Agreement, an administrative agreement (the "Memcorp Administrative Agreement") was also signed which provides the Company administrative assistance and the use of office and warehouse space in Asia as may be required for the

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

         purchase, distribution and sale of products. The Company pays Memcorp a commission fee on all shipped products for these services.

         As part of the consideration for the Sub-distributor and Administrative Agreements, the Company granted Memcorp an option (the "Memcorp Option"), exercisable until October 26, 1996, to purchase one million shares of the Company's Common Stock at a price of one dollar ($1) per share. Memcorp was granted certain registration rights for one year with respect to the shares underlying the option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Singing Machine Company, Inc. incorporated in Delaware in 1994, together with its wholly-owned subsidiary (hereinafter referred to as the "Company"), engages in the production and distribution of KARAOKE audio software and electronic recording equipment.

The Company's electronic recording and playback products are marketed under THE SINGING MACHINE/registered trademark/ or Memorex/trademark/ trademarks. It's audio software is marketed under the trademarks KARAOKE KASSETTE/trademark/, KARAOKE KOMPACT DISC/trademark/ AND KARAOKE VIDEO KASSETTE/trademark/. The Company's products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

The Company's KARAOKE machines are currently sold in such stores as Target, Toys R US, J.C. Penney, Incredible Universe, Montgomery Ward, Spiegel's Catalog, and Wal-Mart. The Company's KARAOKE software customers include Montgomery Ward, Fingerhut, Target, The Wall, Specs Music, Ames, The Wherehouse Stores and Musicland.

On October 27, 1995 the Company signed an exclusive five (5) year sub-distribution agreement with Memcorp. Inc., a Florida company holding rights to MEMOREX, a registered trademark name. Under the agreement the Company became the exclusive sub-distributor of KAROKE hardware products under the "Memorex" trademark.

The Company continues to post losses. For the first quarter of fiscal 1997 the Company lost approximately ($410,000). The Company's working capital deficit as of June 30, 1996 was approximately $2.7 million.

As a result of historical losses, a net working capital deficiency and lack of financing, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern based on their audit of the Company's financial statements for the fiscal year ended March 31, 1996. See "Results of Operations", "Liquidity and Capital Resources" and "Going Concern", for the fiscal quarter ended June 30, 1996 for further information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

REVENUES

Total revenues increased by approximately $634,000 or 83% during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase in revenues is primarily a result of an increase in equipment sales partially offset by declines in software sales and commission income.

Revenues from equipment sales increased 183% to approximately $1,090,000 for the first quarter of fiscal 1997 compared to $384,000 for the first quarter of fiscal 1996. The increase is primarily a result of higher domestic sales totaling $638,000 or 340%, reflecting the impact of the Memorex trademark and the closeout of Singing Machine brand name inventory in favor of new Memorex labeled goods, among other factors. Foreign sales increased $67,000 from a year ago. The recording of foreign equipment sales is attributable to sales made by the Company's subsidiary, International SMC (HK) Ltd., ("International"), which began operations in the first quarter of fiscal 1996 and represents 24% of equipment sales and 19% of total revenues, for the first quarter of fiscal 1997. Previously, the Company, through related party transactions, recorded commissions earned on foreign shipments.

Revenues from music sales declined by 20% to approximately $266,000 for the first quarter of fiscal 1997 compared to $335,000 for the first quarter of fiscal 1996. The decrease is due to less than expected sales in certain music formats, namely 8 song cassettes of approximately $100,000, partially offset by increases in sales of CD and VHS formats of approximately $17,000 and $16,000, respectively.

Commission and other income decreased approximately $2,800 to $43,000 for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease reflects lower commission income from related party of $18,300, primarily due to International's increased business operations in Hong Kong, partially offset by higher other income of $15,500, primarily reflecting licensing fees.

GROSS PROFIT

Gross profit from equipment and music sales decreased approximately $7,700 to $133,600 or 9.6% for the first quarter of fiscal 1997, compared to $141,,300 or 19.6% for the first quarter of fiscal 1996.

Gross profit, expressed as a percentage of equipment sales, decreased to 7.3% for the first quarter of fiscal 1997, compared to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10.5% for the first quarter of fiscal 1996. The current quarter gross profit percentage reflects a Memcorp licensing fee for use of the Memorex trademark as well as a number of transactions at reduced pricing to settle outstanding credits or due to competitive pressures. Were it not for these transactions, the period's gross profit percentage would have been approximately 13%. Reflecting higher sales, gross profit from equipment sales increased $38,700 to $79,000, for the same period.

Gross profit from music sales decreased approximately $46,400 to $54,600 or 20.5% for the first quarter of fiscal 1997, compared to $101,000 or 30.2%, for the first quarter of fiscal 1996. The first quarter of fiscal 1997 included higher sales in CD and VHS formats which have inherently lower margins than other formats.

OTHER OPERATING EXPENSES

Other operating expenses decreased approximately $52,300, or 35%, during the first quarter of fiscal 1997 compared to the same period a year ago. The decrease reflects managements continued efforts to reduce operating expenses and primarily includes lower warehouse payroll expenses, a reduction in outside warehouse expense, and decreased warehouse rent as during the prior year the Company incurred additional costs related to the relocation of its headquarters.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general & administrative expenses decreased approximately $351,000 or 52%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease is primarily due to management's commitment to reduce overhead in its effort to return the Company to profitability and can be seen in the following reductions; salaries and benefits $119,700, promotional expenses including catalog, advertising and show/convention of $76,000, travel and entertainment $41,700, product development $37,000, automobile expenses $11,900, and professional fees $11,600.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased approximately $22,100 or 48%, to $68,500 for the first quarter of fiscal 1997 compared to the $46,400 recorded last year. The increase is primarily the result of accelerating the depreciation of tools and dies totaling $318,000 sold to International, and reducing the estimated useful lives of certain intangible assets, trademark and cost in excess of net assets (goodwill), to 10 years as of April 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER EXPENSES

Net interest expense increased approximately $23,400 or 59%, during the first quarter of fiscal 1997 compared to the same period a year ago. The increase includes higher interest expense related to inventory financing of $12,200, related party obligations of $10,800, and past due royalty obligations to the Harry Fox Agency, Inc., of $2,800, partially offset by lower interest expense on debt owed to Magna International ($5,500).

Loss on sales of accounts receivable was 1.8% and 3.8% of total revenues during the first quarter of fiscal 1997 and 1996, respectively. The loss decreased $4,100 to $24,900, compared to the $29,000 recorded last year primarily due to shorter collection periods.

SEASONALITY AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year.

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

LIQUIDITY AND CAPITAL RESOURCES

There was a working capital deficiency of approximately $2.7 million, as of June 30, 1996 compared to working capital of $700,000 a year ago.

Net cash used in operating activities was approximately $360,000 and $845,000 during the first three months of fiscal 1997 and 1996, respectively. The difference between the Company's net loss of approximately $410,000 and operating cash flows for the first quarter of fiscal 1997 was primarily due to cash provided by a reduction in inventory of $508,000, and non-cash charges for depreciation and amortization of $100,000, partially offset by a decreases in liabilities of $166,000, and an increase in total receivables of $423,000.

Net cash provided (used) in investing activities was $13,500 and ($64,500) during the first quarter of fiscal 1997 and 1996, respectively. The cash flow for the first quarter of fiscal 1997 reflects cash provided by a decrease in other assets of $13,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by financing activities was $386,000 and $207,000 during the first three months of fiscal 1997 and 1996, respectively. The impact of the establishment of a related party note of $400,000, net of reductions of ($14,000) primarily accounts for the fiscal 1997 activity.

The Company continues to suffer from a lack of liquidity and capital resources which have affected its ability to conduct business in a profitable manner. While the Company has made progress in arranging financing for its inventory needs through its relationship with Memcorp, utilizing letters of credit opened on the Company's behalf totaling over $1.0 million as of this writing, there is no formal agreement in place with regard to such financing, the lack of which could force the Company to cease operations.

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

The Company is charged interest on all advances against the purchased accounts receivable, at an annual rate of 1.5% in excess of the prime rate of interest charged by Harris Trust and Savings Bank (8.25% on September 30, 1996), until the receivables subject to the advances are collected. For accounts receivable purchased by Bankers the Company will be charged a fee, from 2.0% to 3.0%, depending on the period the receivable has been outstanding, and receives payment from Bankers of the remaining 30% of the face amount of the receivable. All receivables which are not collected within 150 days are charged back to the Company and deducted from the total advances available to the Company. All of the Company's accounts receivable, inventories and intangibles are pledged as security under this agreement. The Company has agreed to pay minimum monthly fees of $10,000 under the agreement. As of September 30, 1996, the outstanding balance for which the Company is contingently liable to Bankers, was approximately $630,000. The agreement with Bankers expires on June 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 1992, Magna International ("Magna") agreed to exchange $816,574 of debt owed by the Company to Magna, and an affiliated company of Magna, for additional shares of the Company's Common Stock (the "Additional Shares"). That agreement, as amended, gave Magna the right to require the Company to repurchase the Additional Shares, on December 31, 1996, for $816,574 plus interest at 8% per annum from September 30, 1994. On November 10, 1994, Magna exchanged the Additional Shares for the Company's promissory note (the "Magna Note") in the amount of $816,574. Payment of the note was guaranteed by a pledge from Gemco Pacific, Inc., an assignee of Paul Wu, a director of the Company, of all of its shares of the Company's Common Stock until the payment and satisfaction of fifty percent of the principal amount of the note, and fifty percent of such shares until the remaining principal balance of the note is paid.

The Magna Note was due in two equal installments on November 10, 1995 and May 10, 1996. The Company did not pay either installment. However, the Company did make partial payments through June 30, 1996 of $275,000, which includes principal and interest. As a result of the Company's failure to timely pay the agreed upon installments, the remaining balance of the note became due and payable in full. The default provision of the Magna Note provides for a cure period of 15 days after written notice has been given to the Company from Magna. Written notice of default to the Company from Magna has not yet been received, however, it is not required. The Company is subject to pay any reasonable attorney's fees incurred by Magna in enforcing the rights of Magna while the loan is in default. Notice of default has been given to Magna and no wavier of default has been obtained by the Company. The entire note is classified as a current obligation on the Company's balance sheet and continues to accrue interest. Magna has thus far been cooperating with the Company as it attempts to restructure and has made no demands for payment. At the appropriate time the Company will attempt to renegotiate the terms on the debt agreement with Magna. However, there can be no assurance that the Company will be able to successfully negotiate new terms which will be favorable to the Company, if at all.

On June 30, 1995 and 1996, the Company had accrued on its financial statements total royalties payable, comprised of audio and written lyric components, of approximately $700,000 and $1.1 million, respectively. As of June 30, 1996, the Company was six quarters delinquent in the payment of its copyright royalty obligations imposed pursuant to written copyright royalty agreements with various publishers. Due to its current liquidity problems, the Company could only meet its other operating obligations by not timely paying such royalty obligations. However, the Company has had discussions with these publishers to seek alternative payment terms and has in fact paid a substantial portion, $160,000, of its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

current obligations to its principal royalty creditor, The Harry
Fox Agency, Inc. ("HFA"), as of September 30, 1996.

In May 1994, the Company requested its principal copyright royalty creditor, HFA, which represents the majority of copyright holders for which the Company was obligated to pay royalties, to audit its records for the period October 1991 through March 1994. On May 22, 1995, the Company executed a settlement agreement (the "Settlement Agreement") with HFA, with respect to all non-current royalty obligations and claims for the period from October 1, 1991 through March 31, 1994 in the amount of $1,030,000. The Company had accrued approximately $1.0 million in its financial statements for royalty obligations to HFA and, on February 22, 1995, paid HFA $200,000 to be applied against the settlement amount. The total amount of settlement payments made during fiscal 1996 was $432,000, and the balance of approximately $400,000, as of March 31, 1996, was anticipated to be paid in monthly installments, through April 1997, of principal and interest at 8.0% per annum. After a period of default, the Company entered into an amended payment agreement with HFA, stipulating a lump sum payment to bring its account current and monthly installments thereafter, and is current with respect to such agreement as of the date of this filing, having paid HFA approximately $214,000 between June 30 and September 30, 1996. As collateral security for the payment of its obligations under the Settlement Agreement, the Company has granted HFA a security interest in the Company's master sound recordings.

With the completion of its negotiations with HFA, the Company has now entered settlement agreements, totaling approximately $1.2 million, with creditors representing a majority of its non-current copyright royalty obligations. Pursuant to those settlement agreements, the Company intends to satisfy all non-current royalty obligations with the creditors in question by April 1997, although there is no guarantee that the Company will be able to do so within the specified time period. As of September 30, 1996, the Company had paid approximately $1,016,000 pursuant to those settlement agreements. An audit was performed by HFA for the period April 1, 1994 through March 31, 1996. The final impact of this audit has yet to be determined as HFA and the Company are in discussions regarding HFA's assertion that the Company owes an additional $195,000 for this period.

The Company may be subject to various Claims for damages and other remedies under its written copyright licensing agreements or pursuant to Title 17 of the United States Code. The Company satisfied its outstanding royalty obligations with respect to compulsory licenses, granted pursuant to the federal copyright statute, and has been current thereafter with respect to such compulsory royalty obligations. Although the Company believes that the assertion of any such claims is remote, primarily as a result of the completed negotiations for specific payment agreements with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since September 1991, FLX(HK)Ltd., a Hong Kong corporation ("FLX") and The SMC Singing Machine Company, Ltd., a Hong Kong trading company ("LTD") have sold merchandise to the Company under deferred payment terms. Paul Wu, a director of the Company, is the Chairman of the Board and a principal stockholder of FLX and LTD. For the fiscal year ended March 31, 1996 and for the first quarter of fiscal 1997, the total inventory purchases from FLX and LTD were approximately $1.2 million and $131,000, respectively. In the normal course of business, the Company enters into negotiations with FLX and LTD, with respect to the terms and the nature of transactions conducted with those companies. For the fiscal year ended March 31, 1996, such negotiations resulted in the Company receiving credits totaling approximately $150,000 from such companies for such items as refurbishing of defective merchandise by the Company and promotional and advertising expenses, with a concomitant credit to results of operations. For the first quarter of fiscal 1997, the Company received approximately $21,000 in credits.

At June 30, 1996, Trade payables - related party, and Note payable - FLX, which totaled approximately $206,850 and $386,000, respectively, were composed of amounts due with respect to purchases made by the Company for merchandise received from overseas suppliers. FLX and LTD have also advanced funds directly to, or on behalf of the Company, with respect to inventory purchaseS.

Primarily due to the Company's continued negative cash flow from operations and as a result of the net losses incurred by the Company for the fiscal years ended 1995 and 1996, as well as the first quarter of fiscal 1997, the Company does not believe that its current credit facility with Bankers and its current financing arrangements with Memcorp, FLX and LTD will be sufficient to meet its cash flow needs for the fiscal year ending March 31, 1997. Memcorp has agreed to provide up to $2.0 million of inventory financing to the Company via letters of credit but has no requirement to do so. FLX and LTD had agreed to provide up to $500,000 of inventory financing to the Company through April 1, 1996. FLX and LTD have provided inventory financing to the Company in excess of their $500,000 commitment, but have no obligation to do so in the future and could demand payment of the Company's outstanding credit at any time as the financing agreement has now expired. As of June 30, 1996, FLX and/or LTD have not requested payment nor has the Company made such payment. As of April 1, 1996, the Company converted $400,000 of related party trade payables due to FLX to a short-term note payable.

Although the Company is currently engaged in negotiations with regard to securing third-party financing to replace or augment the financing arrangements provided by Memcorp, FLX and LTD, there can be no assurance that such financing will be available on terms satisfactory to the Company or at all, that Memcorp, FLX and LTD will continue to provide financing to the Company, or that FLX and LTD will continue to provide overfunding to the Company and not demand repayment of amounts financed in excess of their $500,000 commitment. In any such event, the Company may seek to refinance its obligations with creditors (including the Company's past due obligations to Magna) or be forced to curtail or cease operations.

GOING CONCERN

The report of the Company's independent auditors on its 1996 financial statements express substantial doubt about the Company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1996 and an accumulated deficit of approximately $5.7 million. The auditors have further noted that the Company experienced a substantial decline in sales of music recordings and other revenues. The Company is currently dependent on the financing provided by Memcorp and the continued over funding of inventory financing from FLX and LTD to continue operations and to allow it to make inventory purchases in advance of the peak holiday selling season. The Company does not have a dedicated line of credit in place to finance its seasonal needs for inventory purchases. The discontinuance financing by Memcorp or of over funding by FLX and LTD, and the unavailability of financing to replace such, could result in the Company being forced to curtail or cease its operations. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      There are no exhibits to this report.

                  (b) There were no reports on Form 8-K filed during the quarter.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE SINGING MACHINE COMPANY, INC.
                                         ---------------------------------
                                                   (Registrant)

October 9, 1996

                                         By: /S/ EDWARD STEELE
                                            ------------------------------
                                                Edward Steele
                                                Chief Executive Officer
                                                (Principal Financial and
                                                Principal Accounting
                                                officer)