Form 10QSB
period 1996-09-30
SINGING MACHINE CO INC
filed 1996-11-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM _______TO_________

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

YES   X   NO____

                       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ____ NO____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,811,582 shares of common stock outstanding as of November 1, 1996.

                    This report contains a total of 25 pages.

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

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.. 7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........11

                           PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K......................24

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
Cash & cash equivalents                                      $ 375,723
Trade accounts receivable, net of
 factor advances of $760,000
 allowance for doubtful accounts of
 $17,000 and sales returns and
 allowance of $137,000                                       2,099,360
Receivables - related parties                                   31,296
Inventories - net                                            1,393,785
Prepaid expenses & other assets                                 66,863
                                                            ----------

   Total current assets                                      3,967,027

PROPERTY & EQUIPMENT - net of accumulated
 depreciation of $239,000                                      292,324

INTANGIBLE ASSETS:
 Investments in song library, net of
 accumulated amortization of $291,000                          974,075
Trademarks, net of accumulated
 amortization of $112,000                                      653,499
Cost in excess of net asset acquired
 net of accumulated amortization
 of $85,000                                                    494,443
                                                            ----------

   Total intangible assets                                   2,122,017

OTHER ASSETS                                                    19,490
                                                            ----------
Total assets                                                $6,400,858
                                                            ==========

The accompanying notes are an integral part of these statements.

                      THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                       CONSOLIDATED CONDENSED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Trade accounts payable                               $2,983,819
Trade payables - related parties                        715,292
Accrued expenses                                        584,310
Royalties payable                                       980,631
Current portion of long term debt                     1,348,914
                                                     ----------

   Total current liabilities                          6,612,966

LONG TERM DEBT                                           20,878
                                                     ----------
   Total liabilities                                  6,633,844
                                                     ----------
STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value - 10,000,000
 shares authorized, 2,811,582 shares
 issued and outstanding                                  28,116
Additional paid in capital                            5,827,169
Accumulated deficit                                  (6,088,271)
                                                      ----------

Total stockholders' deficit                            (232,986)
                                                     -----------
Total liabilities & stockholders' deficit            $6,400,858
                                                     ===========

The accompanying notes are an integral part of these statements.


                THE SINGING MACHINE COMPANY INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  -----------------------------     -----------------------------
                                                  SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                       1996            1995            1996             1995
                                                  ------------    -------------     -------------   -------------
Revenues:
  Equipment sales, net                          $4,345,078         $1,356,597       $ 5,434,360     $1,741,014
  Music sales, net                                 454,323            424,528           720,707        759,306
  Commission income - related party                 55,145             79,742            69,164        112,065
  Other                                             37,251                149            66,172         13,588
                                                 ---------         ----------       -----------     ----------
Total revenues                                   4,891,797          1,861,016         6,290,403      2,625,973

Costs and expenses:
  Cost of equipment sales                        3,747,906          1,156,368         4,758,220      1,500,523
  Cost of music sales                              324,438            302,482           536,243        536,229
  Other operating expenses                         155,177            150,780           254,350        302,251
  Selling general and administrative expenses      620,752            761,600           950,895      1,442,883
  Depreciation and amortization                     69,008             50,704           137,530         97,086

                                                 ---------         ----------        ----------     ----------
Total costs and expenses                         4,917,281          2,421,934         6,637,238      3,878,972
                                                 ---------         -----------       ----------     ----------
Operating income (loss)                            (25,485)          (560,918)         (346,835)    (1,252,999)

Other income (expenses):
  Interest income                                      755                823             1,442          5,972
  Interest expense                                 (12,944)           (49,252)          (76,711)       (94,036)
  Loss on sales of accounts receivables            (41,020)           (44,824)          (65,908)       (73,817)
                                                 ---------         ----------        ----------      ---------
Total other expenses, net                          (53,209)           (93,253)         (141,177)      (161,881)

Income (loss) before taxes and                   ---------         ----------        ----------      ---------
extraordinary item                                 (78,694)          (654,171)         (488,012)    (1,414,880)

Extraordinary item, net of income taxes:
  Gain from debt extinguishment                     71,285                  -            71,285              -
                                                 ---------         ----------        ----------      ---------
Income (loss) before taxes                          (7,409)          (654,171)         (416,727)    (1,414,880)

Benefit (provision) for income taxes                     -             (6,064)                -         (6,064)
                                                 ---------         ----------         ---------     -----------
Net income (loss)                               $   (7,409)       $ (660,235)        $ (416,727)   $(1,420,944)
                                                 =========         ==========         =========     ===========
Net income (loss) per share                     $    (0.00)       $    (0.23)        $    (0.15)   $     (0.51)
                                                 =========         ==========         =========     ===========
Weighted average common and common
equivalent shares outstanding                    2,811,582         2,811,582          2,811,582      2,800,701
                                                 =========         ==========         =========     ===========

The accompanying notes are an integral part of these statements.



                THE SINGING MACHINE COMPANY INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  -----------------------------     -----------------------------
                                                  SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                       1996            1995            1996             1995
                                                  ------------    -------------     -------------   -------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                            $  456,728          $153,622        $  96,985       $(690,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property & equipment                                (3,141)          (64,051)          (3,038)        (99,804)
Additions to song library                               -            (10,715)              (1)        (50,735)
Receivable from related parties                       (938)             (193)          (1,093)            733
Other assets                                       (13,505)           13,409               (1)         23,808
                                                   -------           -------           ------         -------
Net cash provided (used) in investing activities   (17,584)          (61,550)          (4,133)       (125,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable                              -            15,354               -               -
Proceeds from notes payable                         85,040               -           492,732           15,354
Repayments of notes payable                       (185,142)        (124,500)        (199,161)        (224,500)
Issuance of common stock & warrants                      -                -                -          320,578
Proceeds of long term debt                               -            37,903               -           37,903
Repayment of long term debt                         (3,441)          (10,554)         (10,814)        (24,393)
                                                   -------           -------          -------         -------
Net cash provided (used) in financing activities  (103,543)          (81,797)         282,757         124,942

Increase (decrease) in cash                        335,601            10,275          375,610        (691,890)
Cash at beginning of period                         40,122            38,158              113         740,349
Effect of currency exchange rate change                 -               (407)              -             (433)
                                                   -------           -------          -------         -------
Cash at end of period                            $ 375,723          $ 48,026        $ 375,723        $ 48,026
                                                   =======           =======          =======         =======


 The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        The accompanying consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements on Form 10-KSB for the fiscal year ended March 31, 1996.

        The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited consolidated financial statements for the fiscal year ended March 31, 1996 which are included in Form 10-KSB.

        In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

        The results of operations for the six month period ended September 30,1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997.

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

2.      NOTES PAYABLE

        On May 22, 1995, the Company signed a promissory note in the amount of $830,000 with a royalty creditor for the payment of past due royalty obligations and interest due through March 31, 1994. The note payable requires various payments through April 15, 1997 and provides for monthly interest payments at 8%. The Company incurred approximately $12,800 of interest expense for the three months ended June 30, 1996 and $20,800 for the six months ended September 30, 1996. Amounts due under the note are collateralized by a security interest in

                       THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

        the Company's song library. The aggregate amount liable under the note was approximately $191,000, as of September 30, 1996.

3.      STOCKHOLDERS' EQUITY

        In April 1995, the Company issued 272,250 common shares, $.01 par value, to holders exercising 272,250 outstanding Bridge Warrants. The Bridge Warrants were exercisable at a price of $1.20 per share of Common Stock commencing February 8, 1995 and expire on August 15, 1999. The net proceeds from the issuance was approximately $326,000 which was used for the payment of trade payables. As of September 30, 1996, 87,750 Bridge Warrants remain outstanding.

4.      MAJOR CUSTOMERS

        During the six months ended September 30, 1996 and 1995, 78.7% and 46.7%, respectively, of the Company's total revenues were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                                   SIX MONTHS ENDED            SIX MONTHS
                                     SEPTEMBER 30,                ENDED
                                         1996                 SEPTEMBER 30,
                                                                 1995
                               ------------------------- -----------------------
     Target                              48.1%                    13.6%
     J.C. Penney                         17.1%                    10.7%
     Ames                                  -                      16.6%
     Handleman Company                     -                      11.7%
     Montgomery Ward                       -                      16.5%


5.      CONTINGENCIES

        The Company is required to pay certain royalties related to the sale of a substantial portion of its music and lyrics based upon prescribed and negotiated rates. Royalty expense was approximately $203,700 and $253,700 for the first six months of fiscal 1997 and 1996, respectively, and is included in cost of music sales in the accompanying consolidated condensed statements of operations. The Company was not current in the payment of certain of its royalty obligations to various royalty creditors as of September 30, 1996. The Company did however, make payments of $160,000 to its principal royalty creditor, The Harry Fox Agency, Inc. ("HFA"), during July and August 1996. Although management feels that it has sufficiently accrued for all such liability

                       THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

        in the accompanying consolidated condensed balance sheet, HFA contends as a result of a recent audit, that the Company owes an additional $195,000 in royalties. The Company disputes this assertion and is in discussions with HFA to resolve the matter.

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

        On July 20, 1994, certain of the Company's shareholders agreed to indemnify the Company against certain claims asserted with respect to the period September 3, 1991 through November 10, 1994, arising out of the Company's compulsory statutory licensing agreements, by pledging all of their shares of Common Stock to the Company. In the event of the assertion of such claim, the Company may require the return of shares of Common Stock to the Company with a market value equal to such claim. There can be no assurance, however, that the Company would be able to sell or otherwise dispose of such shares for cash in order to satisfy the claim. In addition, the Company would continue to bear all other costs and expenses incurred by, or assessed against, the Company (including legal) associated with such a claim, whether or not such claim is resolved in favor of the Company. The Company has agreed to release certain shares of Common Stock from the provisions of the pledge and indemnity agreement during the period beginning 13 months after November 10, 1994 under certain circumstances based upon the performance of the Company. No such shares have been released as of November 10, 1996. The pledge and indemnity agreement will also terminate in the event of a pledgor's death, provided the Company then maintains adequate insurance on such pledgor. No such insurance is presently in place.

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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

        provides the Company administrative assistance and the use of office and warehouse space in Asia as may be required for the purchase, distribution and sale of products. The Company pays Memcorp a commission fee on all shipped products for these services.

        As part of the consideration for the Sub-distributor and Administrative Agreements, the Company granted Memcorp an option (the "Memcorp Option"), exercisable until October 26, 1996, to purchase one million shares of the Company's Common Stock at a price of one dollar ($1) per share. Memcorp was granted certain registration rights for one year with respect to the shares underlying the option. This option has now expired unexercised.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Singing Machine Company, Inc., incorporated in Delaware in 1994, together with its wholly-owned subsidiary International SMC (HK) Ltd., ("International"), (hereinafter referred to as the "Company"), engages in the production and distribution of KARAOKE audio software and electronic recording equipment.

The Company's electronic recording and playback products are marketed under THE SINGING MACHINE /Registered trademark/ or Memorex /Trademark/ trademarks. It's audio software is marketed under the trademarks KARAOKE Kassette /Trademark/, KARAOKE KOMPACT DISC /Trademark/ AND KARAOKE VIDEO KASSETTE /Trademark/. The Company's products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

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

The Company continues to post losses. For the second quarter of fiscal 1997 the Company lost approximately $7,400. The loss includes an extraordinary gain and the impact of certain adjustments; excluding these items the loss would have been approximately $182,000. See "Results of Operations" for further information. The Company's working capital deficit as of September 30, 1996 was approximately $2.7 million.

As a result of historical losses, a net working capital deficiency and lack of financing, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern based on their audit of the Company's financial statements for the fiscal year ended March 31, 1996. See "Results of Operations", "Liquidity and Capital Resources" and "Going Concern", for the fiscal quarter ended September 30, 1996 for further information.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

REVENUES

Total revenues increased by approximately $3.0 million or 163% during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The increase in revenues is primarily the result of an increase in equipment sales.

Revenues from equipment sales increased 220% to approximately $4,345,000 for the second quarter of fiscal 1997 compared to $1,357,000 for the second quarter of fiscal 1996. The increase reflects the impact of the Memorex trademark, a new product mix featuring CD plus graphics players, a concerted sales effort by the Company's management and a less competitive marketplace. The increase primarily reflects higher foreign sales of approximately $3,075,000. The recording of foreign equipment sales is attributable to sales made by International which began operations in the first quarter of fiscal 1996 and represents 83% of equipment sales and 73% of total revenues, for the second quarter of fiscal 1997. Previously, the Company, through related party transactions, recorded commissions earned on foreign shipments. But for such change in the method of recognizing income from foreign hardware shipments, the Company's revenues from equipment sales for the second quarter of fiscal 1997 would have increased 132% or approximately $2,475,000 from the same period a year ago.


Revenues from music sales increased 7% to approximately $454,000 for the second quarter of fiscal 1997 compared to $425,000 for the second quarter of fiscal 1996. This increase includes the impact of a $114,000 adjustment related to the reversal of a portion of return reserves which were considered excessive in the opinion of management. Excluding this adjustment music sales would have decreased $84,000 or 20% from a year ago primarily reflecting lower sales of 8 song cassettes of approximately $215,000, partially offset by an increase in sales of the CD&G format of approximately $114,000.

Commission and other income increased approximately $12,500 to $92,400 for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The increase reflects higher other income of $37,100 partially offset by lower commission income from related party of $24,600, primarily due to International's increased business operations in Hong Kong.

GROSS PROFIT

Gross profit from equipment and music sales increased approximately $404,800 to $727,100 or 15.1% for the second quarter of fiscal 1997, compared to $322,300 or 18.1% for the second quarter of fiscal 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Gross profit, expressed as a percentage of equipment sales, decreased to 13.7% for the second quarter of fiscal 1997, compared to 14.8% for the second quarter of fiscal 1996. The current quarter gross profit percentage reflects a Memcorp licensing fee for use of the Memorex trademark. Reflecting higher sales, gross profit from equipment sales increased $396,900 to $597,200, for the same period. This increase includes the impact of an adjustment which reduced the cost of equipment sales by $61,000. Excluding this adjustment, gross profit and the gross profit percentage would have been $536,200, and 12.3%, respectively.

Gross profit from music sales increased approximately $7,800 to $129,900 or 28.6% for the second quarter of fiscal 1997, compared to $122,000 or 28.7%, for the second quarter of fiscal 1996. The second quarter of fiscal 1997 included a $42,500 increase in gross profit related to the aforementioned adjustment for return reserves. Excluding this adjustment, gross profit from music sales would have decreased $34,700 yielding a gross profit percentage of 25.7%. The decrease in gross profit percentage reflects the decrease in sales of high margin 8 song cassettes combined with downward pressure on pricing in an increasingly competitive market.

OTHER OPERATING EXPENSES

Other operating expenses increased approximately $4,400, or 3%, during the second quarter of fiscal 1997 compared to the same period a year ago. The increase reflects managements continued efforts to control operating expenses in light of an increase in excess of 200% in equipment sales and primarily includes higher freight and handling charges of $10,000, and warehouse supplies and packing materials of $13,800, partially offset by lower warehouse payroll expenses of $17,500.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately $140,800 or 18%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The current year figure includes $118,100 for administration of the Company's subsidiary in Hong Kong which is computed and paid based on 3% of International's sales. Excluding this sales based administration fee SG&A expenses would have decreased $259,000 or 34% from the prior year. The decrease is primarily due to management's commitment to reduce overhead in its effort to return the Company to profitability and can be seen in the following reductions; salaries and benefits $136,100, promotional expenses including catalog, advertising and show/convention of $60,800, product development $26,300, travel and entertainment $16,600, and automobile expenses $9,000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased approximately $18,300 or 36%, to $69,000 for the second quarter of fiscal 1997 compared to the $50,700 recorded last year. The increase is primarily the result of accelerating the depreciation of tools and dies totaling $318,000 on the books of International, and reducing the estimated useful lives of certain intangible assets, trademark and cost in excess of net assets (goodwill), to 10 years as of April 1, 1996.

OTHER EXPENSES

Net interest expense decreased approximately $36,300 or 74%, during the second quarter of fiscal 1997 compared to the same period a year ago. The decrease partially reflects the reclassification in the current period of interest expense related to inventory financing. Were it not for this reclassification, net interest expense would have decreased $10,700 or 22%.

Loss on sales of accounts receivable was 0.8% and 2.4% of total revenues during the second quarter of fiscal 1997 and 1996, respectively. The loss decreased $3,800 to $41,000, compared to the $44,800 recorded last year primarily due to shorter collection periods.

EXTRAORDINARY ITEM

During the second quarter of fiscal 1997 the Company realized an extraordinary gain of $71,300 related to the restructuring of debt with one creditor. The Company is currently involved in negotiations with trade creditors and anticipates additional gains from restructuring or extinguishment of debt in the upcoming quarter.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

REVENUES

Total revenues increased by approximately $3.7 million or 140% during the first six months of fiscal 1997 compared to the first six months of fiscal 1996. The increase in revenues is primarily the result of an increase in equipment sales.

Revenues from equipment sales increased 212% to approximately $5,435,000 for the six months of fiscal 1997 compared to approximately $1,740,000 for the six months of fiscal 1996. The increase reflects the impact of the Memorex trademark, a new product mix featuring CD plus graphics players, a concerted sales effort by the Company's management and a less competitive marketplace. The increase primarily reflects higher foreign sales of approximately $3,150,000 million. The recording of foreign equipment sales is attributable to sales made by International which began operations in the first quarter of fiscal 1996 and represents 70% of equipment sales and 61% of total revenues, for the six months of fiscal 1997. Previously, the Company, through related party transactions, recorded commissions earned on foreign shipments. But for such change in the method of recognizing income from foreign hardware shipments, the Company's revenues from equipment sales for the six months of fiscal 1997 would have increased 114% or approximately $2,895,000 from the same period a year ago.

Revenues from music sales decreased 5% to approximately $720,000 for the six months of fiscal 1997 compared to $759,000 for the same period of fiscal 1996. The current year sales figure includes the impact of a $114,000 adjustment related to the reversal of a portion of return reserves which were considered excessive in the opinion of management. Excluding this adjustment music sales would have decreased $153,000 or 20% from a year ago primarily reflecting lower sales of 8 song cassettes of approximately $316,000, partially offset by an increase in sales of the CD&G format of approximately $154,000.

Commission and other income increased approximately $9,700 to $135,300 for the first six months of fiscal 1997 compared to the first six months of fiscal 1996. The increase reflects higher other income of $52,600, partially offset by lower commission income from related party of $42,900, primarily due to International's increased business operations in Hong Kong.

GROSS PROFIT

Gross profit from equipment and music sales increased approximately $397,000 to $860,600 or 14.0% for the first six months of fiscal 1997, compared to $463,600 or 18.5% for the first six months of fiscal 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Gross profit, expressed as a percentage of equipment sales, decreased to 12.4% for the six months of fiscal 1997, compared to 13.8% for the six months of fiscal 1996. The current year gross profit percentage reflects a Memcorp licensing fee for use of the Memorex trademark. Reflecting higher sales, gross profit from equipment sales increased $435,600 to $676,100, for the same period. This increase includes the impact of an adjustment which reduced the cost of equipment sales by $61,000. Excluding this adjustment, gross profit and the gross profit percentage would have been $615,100, and 11.3%, respectively.

Gross profit from music sales decreased approximately $38,600 to $184,500 or 25.6% for the six months of fiscal 1997, compared to $223,100 or 29.4%, for the six months of fiscal 1996. The six months of fiscal 1997 includes $42,500 related to the aforementioned adjustment for return reserves. Excluding this adjustment gross profit from music sales would have decreased $81,100 yielding a gross profit percentage of 23.4%. The decrease in gross profit percentage reflects the decrease in sales of high margin 8 song cassettes combined with downward pressure on pricing in an increasingly competitive market.

OTHER OPERATING EXPENSES

Other operating expenses decreased approximately $47,900, or 16%, during the first six months of fiscal 1997 compared to the same period a year ago. The decrease reflects managements continued efforts to control operating expenses in light of an increase in excess of 200% in equipment sales and primarily reflects lower warehouse payroll expenses of $34,900, and warehouse rent of $19,800, partially offset by higher warehouse supplies and packing materials of $11,200.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately $492,000 or 34%, during the first six months of fiscal 1997 compared to the same period of fiscal 1996. The current year figure includes $125,800 for administration of the Company's subsidiary in Hong Kong which is computed and paid based on 3% of International's sales. Excluding this sales based administration fee SG&A expenses would have decreased $617,800 or 43% from the prior year. The decrease is primarily due to management's commitment to reduce overhead in its effort to return the Company to profitability and can be seen in the following reductions; salaries and benefits $255,800, promotional expenses including catalog, advertising and show/convention of $136,700, product development $63,200, travel and entertainment $58,400, and automobile expenses $20,900.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased approximately $40,400 or 42%, to $137,500 for the six months of fiscal 1997 compared to the $97,100 recorded last year. The increase is primarily the result of accelerating the depreciation of tools and dies totaling $318,000 on the books of International, and reducing the estimated useful lives of certain intangible assets, trademark and cost in excess of net assets (goodwill), to 10 years as of April 1, 1996.

OTHER EXPENSES

Net interest expense decreased approximately $12,800 or 15%, during the six months of fiscal 1997 compared to the same period the prior year. The decrease reflects the reclassification in the current period of interest expense related to inventory financing. Were it not for this reclassification, net interest expense would have increased $12,800 or 15%.

Loss on sales of accounts receivable was 1.0% and 2.8% of total revenues during the first six months of fiscal 1997 and 1996, respectively. The loss decreased $7,900 to $65,900, compared to the $73,800 recorded last year primarily due to shorter collection periods.

EXTRAORDINARY ITEM

During the first six months of fiscal 1997 the Company realized an extraordinary gain of $71,300 related to the restructuring of debt with one creditor. The Company is currently involved in negotiations with trade creditors and anticipates additional gains from restructuring or extinguishment of debt in the upcoming quarter.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

There was a working capital deficiency of approximately $2.7 million, as of September 30, 1996 compared to a deficiency of $338,000 a year ago.

Net cash provided by operating activities was approximately $97,000 for the first six months of fiscal 1997 compared to net cash (used) in operating activities of ($691,000) during the first six months of fiscal 1996. The difference between the Company's net loss of approximately $417,000 and operating cash flows for the first six months of fiscal 1997 was primarily due to cash provided by an increase in liabilities of $1,265,000, a reduction in inventory of $913,000, and non-cash charges for depreciation and amortization of $201,000, partially offset by an increase in total receivables of $1,881,000.

Net cash provided (used) in investing activities was ($4,000) and ($126,000) during the first six months of fiscal 1997 and 1996, respectively.

Net cash provided by financing activities was $283,000 and $125,000 during the first six months of fiscal 1997 and 1996, respectively. The impact of the establishment of a related party note of $400,000, partially offset by reductions for debt restructuring and payments of $199,000, primarily account for the fiscal 1997 activity.

The Company continues to suffer from a lack of liquidity and capital resources which have affected its ability to conduct business in a profitable manner. While the Company has made progress in arranging financing for its inventory needs through its relationship with Memcorp, utilizing letters of credit opened on the Company's behalf totaling approximately $2 million as of this writing, there is no formal agreement in place with regard to such financing, the lack of which could force the Company to cease operations.

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

The Company is charged interest on all advances against the purchased accounts receivable, at an annual rate of 1.5% in excess of the prime rate of interest charged by Harris Trust and Savings Bank (8.25% on November 1, 1996), until the receivables subject to the advances are collected. For accounts receivable purchased by Bankers the Company will be charged a fee, from 2.0% to 3.0%, depending on the period the receivable has been outstanding, and receives payment from Bankers of the remaining 30% of the face amount of the receivable. All receivables which are not collected within 150 days are charged back to the Company and deducted from the total advances available to the Company. All of the Company's accounts receivable, inventories and intangibles are pledged as security under this agreement. The Company has agreed to pay minimum monthly fees of $10,000 under the agreement. As of November 1, 1996, the outstanding balance for which the Company is contingently liable to Bankers, was approximately $1,630,000. The agreement with Bankers expires on June 28, 1997.

In September 1992, Magna International ("Magna")agreed to exchange $816,574 of debt owed by the Company to Magna, and an affiliated company of Magna, for additional shares of the Company's Common Stock (the "Additional Shares"). That agreement, as amended, gave Magna the right to require the Company to repurchase the Additional Shares, on December 31, 1996, for $816,574 plus interest at 8% per annum from September 30, 1994. On November 10, 1994, Magna exchanged the Additional Shares for the Company's promissory note (the "Magna Note") in the amount of $816,574. Payment of the note was guaranteed by a pledge from Gemco Pacific, Inc., an assignee of Paul Wu, a director of the Company, of all of its shares of the Company's Common Stock until the payment and satisfaction of fifty percent of the principal amount of the note, and fifty percent of such shares until the remaining principal balance of the note is paid.

The Magna Note was due in two equal installments on November 10, 1995 and May 10, 1996. The Company did not pay either installment. However, the Company did make partial payments through June 30, 1996 of $275,000. As a result of the Company's failure to timely pay the agreed upon installments, the remaining balance of the note became due and payable in full. The default provision of the Magna Note provides for a cure period of 15 days after written notice has been given to the Company from Magna. Written notice of default to the Company from Magna has not yet been received, however, it is not required. The Company is subject to pay any reasonable attorney's fees incurred by Magna in enforcing the rights of Magna while the loan is in default. Notice of default has been given to

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Magna and no wavier of default has been obtained by the Company. The entire note is classified as a current obligation on the Company's balance sheet and continues to accrue interest. Magna has thus far been cooperating with the Company as it attempts to restructure and has made no demands for payment. At the appropriate time the Company will attempt to renegotiate the terms on the debt agreement with Magna. However, there can be no assurance that the Company will be able to successfully negotiate new terms which will be favorable to the Company, if at all.

On September 30, 1996 and 1995, the Company had accrued on its financial statements total royalties payable, comprised of audio and written lyric components, of approximately $981,000 and $766,000, respectively. As of September 30, 1996, the Company substantially reduced the delinquency of it's copyright royalty obligations by paying five quarters' payments totaling $160,000, to its principal royalty creditor, The Harry Fox Agency, Inc.("HFA"), which represents approximately 80% of the publishers to whom the Company owes royalties. The Company remains one quarter delinquent in the payment of its copyright royalty obligations imposed pursuant to written copyright royalty agreements with HFA. Due to its current liquidity problems, the Company could only meet its other operating obligations by not timely paying such royalty obligations.

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

With the completion of its negotiations with HFA, the Company has now entered settlement agreements, totaling approximately $1.2

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

million, with creditors representing a majority of its non-current copyright royalty obligations. Pursuant to those settlement agreements, the Company intends to satisfy all non-current royalty obligations with the creditors in question by April 1997, although there is no guarantee that the Company will be able to do so within the specified time period. As of November 10, 1996, the Company had paid approximately $900,000 pursuant to those settlement agreements. An audit was performed by HFA for the period April 1, 1994 through March 31, 1996. The final impact of this audit has yet to be determined as HFA and the Company are in discussions regarding HFA's assertion that the Company owes an additional $195,000 for this period.

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

On July 20, 1994, the Company closed a private financing pursuant to which it issued secured subordinated promissory notes in an aggregate principal amount of $400,000, and issued Bridge Warrants to purchase 360,000 shares of Common Stock. Such notes, together with interest at a rate of 8% per annum, were repaid on November 18, 1994. The Bridge Warrants were exercisable at a price of $1.20 per share of Common Stock commencing February 8, 1995 and expire on August 15, 1999. As of September 30, 1996, 272,250 of such Bridge Warrants had been exercised, resulting in gross proceeds of $326,000 to the Company.

Since September 1991, FLX (HK) Ltd., a Hong Kong corporation ("FLX") and The SMC Singing Machine Company, Ltd., a Hong Kong trading company ("LTD") have sold merchandise to the Company under deferred payment terms. Paul Wu, a director of the Company, is the Chairman of the Board and a principal stockholder of FLX and LTD. For the fiscal year ended March 31, 1996 and for the first six months of fiscal 1997, the total inventory purchases from FLX and LTD were approximately $3.0 million and $1.6 million, respectively. In the normal course of business, the Company enters into negotiations with FLX and LTD, with respect to the terms and the nature of transactions conducted with those companies. For the fiscal year ended March 31, 1996, such negotiations resulted in the Company receiving credits totaling approximately $150,000 from such

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

companies for such items as refurbishing of defective merchandise by the Company and promotional and advertising expenses, with a concomitant credit to results of operations. For the first six months of fiscal 1997, the Company received approximately $42,000 in credits.

At September 30, 1996, Trade payables - related party FLX, and Note payable - FLX, which totaled approximately $708,000 and $419,000, respectively, were composed of amounts due with respect to purchases made by the Company for merchandise received from overseas suppliers. FLX and LTD have also advanced funds directly to, or on behalf of the Company, with respect to inventory purchases.

Primarily due to the Company's continued negative cash flow from operations and as a result of the net losses incurred by the Company for the fiscal years ended 1995 and 1996, as well as the first six months of fiscal 1997, the Company does not believe that its current credit facility with Bankers and its current financing arrangements with Memcorp, FLX and LTD will be sufficient to meet its cash flow needs for the fiscal year ending March 31, 1997. Memcorp has agreed to provide up to $2.0 million of inventory financing to the Company via letters of credit but has no requirement to do so. FLX and LTD had agreed to provide up to $500,000 of inventory financing to the Company through April 1, 1996. FLX and LTD have provided inventory financing to the Company in excess of their $500,000 commitment, but have no obligation to do so in the future and could demand payment of the Company's outstanding credit at any time as the financing agreement has now expired. As of September 30, 1996, FLX and/or LTD have not requested payment nor has the Company made such payment. As of April 1, 1996, the Company converted $400,000 of related party trade payables due to FLX to a short-term note payable.

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

                                   SIGNATURES
                                   ----------

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

                                             THE SINGING MACHINE COMPANY, INC.
                                             ---------------------------------
                                                       (Registrant)

November 13, 1996

                                               By: /S/EDWARD STEELE
                                                  ------------------------------
                                                   Edward Steele
                                                   Chief Executive Officer
                                                   (Principal Financial and
                                                   Principal Accounting
                                                   officer)