Form 10QSB
period 1996-12-31
SINGING MACHINE CO INC
filed 1997-02-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

YES [X]  NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [ ]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,811,582 shares of common stock outstanding as of February 10, 1997.

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

               NOTES TO CONSOLIDATED CONDENSED
               FINANCIAL STATEMENTS.................................. 7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........11



                           PART II - OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K......................24

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                DECEMBER 31, 1996
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS:
Cash & cash equivalents                                             $38,934
Trade accounts receivable, net of
 factor advances of $1,599,000
 allowance for doubtful accounts of
 $17,000 and sales returns and
 allowance of $97,000                                             1,427,366
Receivables - related parties                                        32,000
Inventories - net                                                 1,081,393
Prepaid expenses & other assets                                      42,962
                                                                 ----------
   Total current assets                                           2,622,655

PROPERTY & EQUIPMENT - net of accumulated
 depreciation of $273,000                                           257,598

INTANGIBLE ASSETS:
Investments in song library, net of
 accumulated amortization of $322,000                               942,448
Trademarks, net of accumulated
 amortization of $131,000                                           634,367
Cost in excess of net asset acquired,
 net of accumulated amortization
 of $99,000                                                         479,968
                                                                 ----------

   Total intangible assets                                        2,056,783

OTHER ASSETS                                                         20,291
                                                                 ----------

Total assets                                                     $4,957,327
                                                                 ==========

        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 1996
                                   (UNAUDITED)


                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Trade accounts payable                                         $2,270,192
Trade payables - related parties                                   96,832
Accrued expenses                                                  853,556
Royalties payable                                                 792,849
Current portion of long-term debt                               1,366,222
                                                               ----------

   Total current liabilities                                    5,379,651

LONG-TERM DEBT                                                     12,271
                                                               ----------
   Total liabilities                                            5,391,922
                                                               ----------

STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value - 10,000,000
 shares authorized, 2,811,582 shares
 issued and outstanding                                            28,116
Additional paid in capital                                      5,827,169
Accumulated deficit                                            (6,289,880)
                                                               ----------

Total stockholders' deficit                                      (434,595)
                                                               ----------
Total liabilities & stockholders' deficit                      $4,957,327
                                                               ==========


        The accompanying notes are an integral part of these statements.


                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                             ----------------------------    ---------------------------
                                             DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                1996            1995            1996             1995
                                             -----------     -----------     -----------     -----------
Revenue:
  Equipment sales, net                       $ 3,990,887     $ 1,968,788     $ 9,425,247     $ 3,709,802
  Music sales, net                               677,733       1,172,787       1,398,440       1,932,093
  Commission income - related party               12,947          18,829          82,111         130,894
  Other                                            5,802             190          71,974          13,778
                                             -----------     -----------     -----------     -----------
Total Revenue                                  4,687,369       3,160,594      10,977,772       5,786,567

Costs and expenses:
  Cost of equipment sales                      3,167,527       1,607,635       7,925,747       3,108,158
  Cost of music sales                            423,080         798,318         959,323       1,334,547
  Other operating expenses                       236,255         248,470         490,604         550,721
  Selling general and administrative
   expenses                                      659,670         661,807       1,610,566       2,104,690
  Depreciation and amortization                   67,319          59,326         204,849         156,412

                                             -----------     -----------     -----------     -----------
Total costs and expenses                       4,553,851       3,375,556      11,191,089       7,254,528
                                             -----------     -----------     -----------     -----------
Operating income (loss)                          133,518        (214,962)       (213,318)     (1,467,961)

Other Income (expense):
  Interest income                                    704           1,476           2,146           7,448
  Interest expense                               (23,532)        (58,230)       (100,242)       (152,266)
  Loss on sales of accounts receivable           (65,517)       (152,230)       (131,425)       (226,047)
  Settlement costs                              (247,938)              0        (247,938)              0
  Loss on sale of property and equipment               -           2,780               -           2,780
                                             -----------     -----------     -----------     -----------
Total other expenses, net                       (336,283)       (206,204)       (477,459)       (368,085)

Income (loss) before taxes and
  extraordinary items                           (202,765)       (421,166)       (690,777)     (1,836,046)
                                             -----------     -----------     -----------     -----------
Extraordinary item, net of income taxes
  Gain from debt extinguishment                    1,156               -          72,441               -

                                             -----------     -----------     -----------     -----------
Income (loss) before taxes                      (201,609)       (421,166)       (618,336)     (1,836,046)

Benefit (provision) for income taxes                   -             861               -          (5,203)
                                             -----------     -----------     -----------     -----------
Net Income (Loss)                            $  (201,609)    $  (420,305)       (618,336)    $(1,841,249)
                                             ===========     ===========     ===========     ===========

Net income (loss) per share                  $     (0.07)    $     (0.15)    $     (0.22)    $     (0.66)
                                             ===========     ===========     ===========     ===========
Weighted average common and common
  equivalent shares outstanding                2,811,582       2,811,582       2,811,582       2,804,341
                                             ===========     ===========     ===========     ===========



         The accompanying notes are an integral part of these statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      ---------------------------    --------------------------
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          1996           1995           1996            1995
                                                       -----------    -----------    -----------    -----------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                $(179,120)     $371,490       $ (82,134)     $(319,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property & equipment                                       1,014       (36,942)         (2,024)      (136,746)
Additions to song library                                      -       (15,800)             (1)       (66,535)
Additions to trademarks                                        -             -               -              -
Receivable from related parties                             (704)          383          (1,797)         1,116
Other assets                                                (801)        8,352            (803)        32,160

                                                       -----------    -----------    -----------    -----------
Net cash provided (used) in investing activities            (491)      (44,007)         (4,625)      (170,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable - related party                    -             -               -              -
Repayments of notes payable                                    -         5,000               -          5,000
Proceeds from note payable                                     -        15,406         492,732         30,760
Proceeds from issuance of bridge warrants                      -             -               -              -
Repayments of notes payable                             (150,908)     (375,694)       (350,069)      (600,194)
Deferred taxes                                                 -             -               -              -
Issuance of common stock & warrants                            -             -               -        320,578
Proceeds of long term debt                                     -             -               -         37,903
Repayment of long term debt                               (6,270)      (17,720)        (17,084)       (42,113)

                                                       -----------    -----------    -----------    -----------
Net cash provided (used) in financing activities        (157,178)     (373,008)        125,579       (248,066)

Increase (decrease) in cash                             (336,789)      (45,525)         38,821       (737,416)
Cash at beginning of period                              375,723        48,026             113        740,349
Effect of currency exchange rate change                        -          (134)              -           (566)
                                                       -----------    -----------    -----------    -----------
Cash at end of period                                  $  38,934      $  2,367       $  38,934      $   2,367
                                                       ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


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

        The results of operations for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997.

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

2.      NOTES PAYABLE

        On May 22, 1995, the Company signed a promissory note in the amount of $830,000 with a royalty creditor for the payment of past due royalty obligations and interest due through March 31, 1994. The note payable requires various payments through April 15, 1997 and provides for monthly interest payments at 8%. The Company incurred approximately $20,800 of interest expense for the nine months ended December 30, 1996. Amounts due under the note are collateralized by a security interest

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


        in the Company's song library. The aggregate amount liable under the note was approximately $131,000, as of December 31, 1996.

3.      STOCKHOLDERS' EQUITY

        In April 1995, the Company issued 272,250 common shares, $.01 par value, to holders exercising 272,250 outstanding Bridge Warrants. The Bridge Warrants were exercisable at a price of $1.20 per share of Common Stock commencing February 8, 1995 and expire on August 15, 1999. The net proceeds from the issuance was approximately $326,000 which was used for the payment of trade payables. As of December 31, 1996, 87,750 Bridge Warrants remain outstanding.

4.      MAJOR CUSTOMERS

        During the nine months ended December 31, 1996 and 1995, 66.8% and 63.1 %, respectively, of the Company's total revenues were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                                  NINE MONTHS ENDED           NINE MONTHS ENDED
                                  DECEMBER 31, 1996           DECEMBER 31, 1995

                                  ---------------------------------------------
     Target                             41.0%                    10.6%
     J.C. Penney                        11.6%                      -
     Ames                                 -                      13.0%
     Montgomery Ward                      -                      19.2%


5.      CONTINGENCIES

        On October 16, 1996 an award was issued by the arbitrators in the matter of the arbitration between the Company and its former president, as a result of the Company's termination of his employment agreement. The settlement agreement reached after the issuance of the award calls for payment of approximately $248,000, representing compensation under the employment agreement as well as legal fees and costs, over a nine month commencing in December, 1996. The Company, having paid $40,000 as of the date of this writing, is currently in default of the payment terms. As a consequence thereof, in accordance with the terms of the settlement agreement, a default judgement was entered against the Company in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida on February 12, 1997 in favor of the Company's former president in the amount of $207,938 and will bear interest at the rate of 10% per annum.

        The Company is required to pay certain royalties related to the sale of a substantial portion of its music and lyrics based upon prescribed and negotiated rates. Royalty expense

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


        was approximately $350,700 and $596,300 for the first nine months of fiscal 1997 and 1996, respectively, and is included in cost of music sales in the accompanying consolidated condensed statements of operations. The Company was not current in the payment of certain of its royalty obligations to various royalty creditors as of December 31, 1996.

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

        On July 20, 1994, certain of the Company's shareholders agreed to indemnify the Company against certain claims asserted with respect to the period September 3, 1991 through November 10, 1994, arising out of the Company's compulsory statutory licensing agreements, by pledging all of their shares of Common Stock to the Company. In the event of the assertion of such claim, the Company may require the return of shares of Common Stock to the Company with a market value equal to such claim. There can be no assurance, however, that the Company would be able to sell or otherwise dispose of such shares for cash in order to satisfy the claim. In addition, the Company would continue to bear all other costs and expenses incurred by, or assessed against, the Company (including legal) associated with such a claim, whether or not such claim is resolved in favor of the Company. The Company has agreed to release certain shares of Common Stock from the provisions of the pledge and indemnity agreement during the period beginning 13 months after November 10, 1994 under certain circumstances based upon the performance of the Company. No such shares have been released as of February 10, 1997. The pledge and indemnity agreement will also terminate in the event of a pledgor's death, provided the Company then maintains adequate insurance on such pledgor. No such insurance is presently in place.

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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Singing Machine Company, Inc. incorporated in Delaware in 1994, together with its wholly-owned subsidiary, International SMC (HK) Ltd., ("International"), (hereinafter referred to as the "Company"), engages in the production and distribution of KARAOKE audio software and electronic recording equipment.

The Company's electronic recording and playback products are marketed under THE SINGING MACHINE(R) or Memorex(TM) trademarkS. It's audio software is marketed under the trademarks KARAOKE Kassette(TM), KARAOKE KOMPACT DISC(TM) AND KARAOKE VIDEO KASSETTE(TM). The Company's products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

The Company's KARAOKE machines are currently sold in such stores as Target, Toys R US, J.C. Penney, Montgomery Ward, Spiegel's Catalog, and Wal-Mart. The Company's KARAOKE software customers include Montgomery Ward, Fingerhut, Target, The Wall, Specs Music, Ames, The Wherehouse Stores and Musicland.

On October 27, 1995 the Company signed an exclusive five (5) year sub-distribution agreement with Memcorp. Inc., a Florida corporation holding rights to MEMOREX, a registered trademark name. Under the agreement the Company became the exclusive sub-distributor of KAROKE hardware products under the "Memorex" trademark.

For the third quarter of fiscal 1997 the Company lost approximately ($202,000). This figure includes a $248,000 charge for settlement via binding arbitration of a complaint filed by the Company's former president as a result of the termination of his employment agreement by the Company. See "Liquidity and Capital Resources" for further information. The current period also includes an extraordinary gain and the impact of certain adjustments; excluding these items and the settlement costs the Company would have reported net income of approximately $3,000. See "Results of Operations" for further information. The Company's working capital deficit as of December 31, 1996 was approximately $2.8 million.

As a result of historical losses, a net working capital deficiency and lack of financing, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern based on their audit of the Company's financial statements for the fiscal year ended March 31, 1996. See "Results of Operations", "Liquidity and Capital Resources" and "Going Concern", for the fiscal quarter ended December 31, 1996 for further information.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

REVENUES

Total revenues increased by approximately $1.5 million or 48% during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The increase in revenues is primarily the result of an increase in equipment sales of $2.0 million partially offset by a decrease in music sales of $495,000.

Revenues from equipment sales increased 103% to approximately $4.0 million for the third quarter of fiscal 1997 compared to $2.0 million for the third quarter of fiscal 1996. The increase reflects the impact of the Memorex trademark, a new product mix featuring CD plus graphics players, a concerted sales effort by the Company's management and a less competitive marketplace. The increase primarily reflects higher sales by the U.S. entity of approximately $1.1 million and foreign sales of approximately $900,000. The recording of foreign equipment sales is attributable to sales made by International, which began operations in the first quarter of fiscal 1996 and represents 32% of equipment sales and 27% of total revenues, for the third quarter of fiscal 1997. Previously, the Company, through related party transactions, recorded commissions earned on foreign shipments.

Revenues from music sales decreased 42% to approximately $678,000 for the third quarter of fiscal 1997 compared to $1.2 million for the third quarter of fiscal 1996. Third quarter 1997 revenues include the impact of a $114,000 adjustment related to the reversal of a portion of return reserves which were considered excessive in the opinion of management. Excluding this adjustment music sales would have decreased $609,000 or 52% from a year ago primarily reflecting lower sales of 4 song and 8 song cassettes, partially offset by an increase in sales of the CD&G format.

Commission and other income was relatively unchanged at approximately $19,000 for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996.

GROSS PROFIT

Gross profit from equipment and music sales increased approximately $342,000 to $1.1 million or 23.1% for the third quarter of fiscal 1997, compared to $736,000 or 23.4% for the third quarter of fiscal 1996.

Gross profit, expressed as a percentage of equipment sales, increased to 20.6% for the third quarter of fiscal 1997, compared to 18.3% for the third quarter of fiscal 1996. Reflecting higher

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

sales, gross profit from equipment sales increased $462,000 to $823,000, for the same period.

Gross profit from music sales decreased approximately $120,000 to $255,000 or 37.6% for the third quarter of fiscal 1997, compared to $375,000 or 31.9%, for the third quarter of fiscal 1996. The third quarter of fiscal 1997 included a $42,500 increase in gross profit related to the aforementioned adjustment for return reserves. Excluding this adjustment, gross profit from music sales would have decreased $162,000.

OTHER OPERATING EXPENSES

Other operating expenses decreased approximately $12,200, or 5%, during the third quarter of fiscal 1997 compared to the same period a year ago. The decrease reflects managements continued efforts to control operating expenses in light of a significant increase in equipment sales and primarily reflects lower freight and handling charges of $23,000, partially offset by higher warehouse supplies of $15,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately $2,100, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The current quarter figure includes $89,000 for administration of the Company's subsidiary in Hong Kong which is computed and paid based on 3% of certain sales. Excluding this sales based administration fee, SG&A expenses would have decreased $91,000 or 14% from the prior year. Noteworthy variances in this category include reductions in salaries and benefits of $67,000 and insurance of $35,000, partially offset by an increase in professional fees of $48,000.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased approximately $8,000 or 13%, to $67,000 for the third quarter of fiscal 1997 compared to the $59,000 recorded last year. The increase is primarily the result of accelerating the depreciation of tools and dies totaling $318,000 on the books of International, and reducing the estimated useful lives of certain intangible assets, trademark and cost in excess of net assets (goodwill), to 10 years as of April 1, 1996.

OTHER EXPENSES

Net interest expense decreased approximately $34,000 or 60%, during the third quarter of fiscal 1997 compared to the same period a year ago. The decrease reflects the reclassification in the current period of interest expense related to inventory financing. Were it not for this reclassification, net interest expense would have decreased $17,300 or 31%, primarily reflecting the reduction of the HFA balance.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Loss on sales of accounts receivable was 1.4% and 4.8% of total revenues during the third quarter of fiscal 1997 and 1996, respectively. The loss decreased $87,000 to $65,000, compared to the $152,000 recorded last year primarily due to shorter collection periods and reduced fees.

The Company recorded settlement costs of approximately $248,000 in the third quarter of fiscal 1997 as the result of a settlement reached via binding arbitration. The complaint was filed by the Company's former president as a result of the termination of his employment agreement by the Company.

EXTRAORDINARY ITEM

During the third quarter of fiscal 1997 the Company realized an extraordinary gain of approximately $1,200 related to the restructuring of debt with trade creditors. The Company is currently involved in discussions with other trade creditors and anticipates additional gains from restructuring or extinguishment of debt.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

REVENUES

Total revenues increased by approximately $5.2 million or 90% during the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. The increase in revenues is primarily the result of an increase in equipment sales.

Revenues from equipment sales increased 154% to approximately $9.4 million for the nine months of fiscal 1997 compared to approximately $3.7 million for the nine months of fiscal 1996. The increase reflects the impact of the Memorex trademark, a new product mix featuring CD plus graphics players, a concerted sales effort by the Company's management and a less competitive marketplace. The increase primarily reflects higher foreign sales of approximately $4.0 million. The recording of foreign equipment sales is attributable to sales made by International, which began operations in the first quarter of fiscal 1996 and represents 54% of equipment sales and 46% of total revenues, for the nine months of fiscal 1997. Previously, the Company, through related party transactions, recorded commissions earned on foreign shipments.

Revenues from music sales decreased 28% to approximately $1.4 million for the nine months of fiscal 1997 compared to $1.9 million for the same period of fiscal 1996. The current year sales figure includes the impact of a $228,000 adjustment related to the reversal of a portion of return reserves which were considered excessive in the opinion of management. Excluding this adjustment music sales would have decreased $762,000 or 39% from a year ago primarily reflecting lower sales of 8 song and 4 song cassettes, partially offset by an increase in sales of the CD&G format.

Commission and other income increased approximately $9,400 to $154,100 for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. The increase reflects higher other income of $58,200, partially offset by lower commission income from related party of $48,800, primarily due to International's increased business operations in Hong Kong.

GROSS PROFIT

Gross profit from equipment and music sales increased approximately $739,000 to $1.9 million or 17.9% for the first nine months of fiscal 1997, compared to $1.2 million or 21.3% for the first nine months of fiscal 1996.

Gross profit, expressed as a percentage of equipment sales, decreased to 15.9% for the nine months of fiscal 1997, compared to 16.2 for the nine months of fiscal 1996. The current year gross

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

profit percentage reflects a Memcorp licensing fee for use of the Memorex trademark. Reflecting higher sales, gross profit from equipment sales increased $898,000 to $1.5 million, for the same period. This increase includes the impact of an adjustment which reduced the cost of equipment sales by $61,000. Excluding this adjustment the gross profit percentage would have been 15.3%.

Gross profit from music sales decreased approximately $158,000 to $439,000 or 31.4% for the nine months of fiscal 1997, compared to $598,000 or 30.1%, for the nine months of fiscal 1996. The nine months of fiscal 1997 includes $85,000 related to the aforementioned adjustment for return reserves. Excluding this adjustment gross profit from music sales would have decreased $243,000 yielding a gross profit percentage of 30.3%.

OTHER OPERATING EXPENSES

Other operating expenses decreased approximately $60,000, or 11%, during the first nine months of fiscal 1997 compared to the same period a year ago. The decrease reflects managements continued efforts to control operating expenses in light of a significant increase in equipment sales and primarily reflects lower warehouse payroll expenses of $45,800, warehouse rent of $18,600, and freight of $15,500 partially offset by higher warehouse temporary help of $36,600 and warehouse supplies of $23,100.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately $494,100 or 23%, during the first nine months of fiscal 1997 compared to the same period of fiscal 1996. The current year figure includes $238,600 for administration of the Company's subsidiary in Hong Kong which is computed and paid based on 3% of certain sales. Excluding this sales based administration fee, SG&A expenses would have decreased $732,700 or 35% from the prior year. The decrease is primarily due to management's commitment to reduce overhead in its effort to return the Company to profitability and can be seen in the following reductions; salaries and benefits $322,700, promotional expenses including catalog, advertising and show/convention of $143,200, product development $69,700, travel and entertainment $63,800, and insurance $55,700. These decreases were partially offset by higher professional fees of $73,100.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased approximately $48,400 or 31%, to $204,800 for the nine months of fiscal 1997 compared to the $156,400 recorded last year. The increase is primarily the result of accelerating the depreciation of tools and dies totaling $318,000 on the books of International, and reducing

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

the estimated useful lives of certain intangible assets, trademark and cost in excess of net assets (goodwill), to 10 years as of April 1, 1996.

OTHER EXPENSES

Net interest expense decreased approximately $46,700 or 32%, during the nine months of fiscal 1997 compared to the same period the prior year. The decrease reflects the reclassification in the current period of interest expense related to inventory financing. Were it not for this reclassification, net interest expense would have decreased $3,700 or 3%.

Loss on sales of accounts receivable was 1.2% and 3.9% of total revenues during the first nine months of fiscal 1997 and 1996, respectively. The loss decreased $94,600 to $131,400, compared to the $226,000 recorded last year primarily due to shorter collection periods and lower fees.

The Company recorded settlement costs of approximately $248,000 during the nine months of fiscal 1997 as the result of a settlement reached via binding arbitration. The complaint was filed by the Company's former president as a result of the termination of his employment agreement by the Company.

EXTRAORDINARY ITEM

During the first nine months of fiscal 1997 the Company realized an extraordinary gain of $72,400 related to the restructuring of debt with certain trade creditors. The Company is currently involved in discussions with other trade creditors and anticipates additional gains from restructuring or extinguishment of debt.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

There was a working capital deficiency of approximately $2.8 million, as of December 31, 1996 compared to a deficiency of approximately $700,000 a year ago.

Net cash (used)in operating activities was approximately ($82,000) for the first nine months of fiscal 1997 compared to net cash (used) in operating activities of ($319,000) during the first nine months of fiscal 1996. The difference between the Company's net loss of approximately $618,000 and operating cash flows for the first nine months of fiscal 1997 was primarily due to cash provided by an increase in liabilities of $180,000, a reduction in inventory of $1,225,000, and non-cash charges for depreciation and amortization of $300,000, partially offset by an increase in net receivables of $1,209,000.

Net cash provided (used) in investing activities was ($4,600) and ($170,000) during the first nine months of fiscal 1997 and 1996, respectively.

Net cash provided (used) by financing activities was $126,000 and ($248,000) during the first nine months of fiscal 1997 and 1996, respectively. The impact of the establishment of a related party note of $400,000, partially offset by reductions for debt restructuring and payments of $350,000, primarily account for the fiscal 1997 activity.

The Company continues to suffer from a lack of liquidity and capital resources which have affected its ability to conduct business in a profitable manner. While the Company did make progress in arranging financing for its inventory needs for the most recent Christmas season through its relationship with Memcorp, utilizing letters of credit opened on the Company's behalf totaling approximately $2.2 million, there is no formal agreement in place with regard to such inventory financing for the future, the lack of which could force the Company to cease operations.

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

The Company is charged interest on all advances against the purchased accounts receivable, at an annual rate of 1.5% in excess of the prime rate of interest charged by Harris Trust and Savings Bank (8.25% on February 1, 1997), until the receivables subject to the advances are collected. For accounts receivable purchased by Bankers the Company will be charged a fee, from 2.0% to 3.0%, depending on the period the receivable has been outstanding, and receives payment from Bankers of the remaining 30% of the face amount of the receivable. All receivables which are not collected within 150 days are charged back to the Company and deducted from the total advances available to the Company. All of the Company's accounts receivable, inventories and intangibles are pledged as security under this agreement. The Company has agreed to pay minimum monthly fees of $10,000 under the agreement. As of December 31, 1996, the outstanding balance for which the Company is contingently liable to Bankers, was approximately $1.4 million. The agreement with Bankers expires on June 28, 1997.

On October 16, 1996 an award was issued by the arbitrators in the matter of the arbitration between the Company and its former president, as a result of the Company's termination of his employment agreement. The settlement agreement reached after the issuance of the award calls for payment of approximately $248,000, representing compensation under the employment agreement as well as legal fees and costs, over a nine month period commencing in December, 1996. The Company, having paid $40,000 as of the date of this writing, is currently in default of the payment terms. As a consequence thereof, in accordance with the terms of the settlement agreement, a default judgement was entered against the Company on February 12, 1997 in favor of the Company's former president in the amount of $207,938 and will bear interest at the rate of 10% per annum.

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

The Magna Note was due in two equal installments on November 10, 1995 and May 10, 1996. The Company did not pay either installment. However, the Company did make partial payments through December 31, 1996 of $295,000. As a result of the Company's failure to timely pay the agreed upon installments, the remaining balance of the note became due and payable in full. The default provision of the Magna Note provides for a cure period of 15 days after written notice has been given to the Company from Magna. Written notice of default to the Company from Magna has not yet been received, however, it is not required. The Company is subject to pay any reasonable attorney's fees incurred by Magna in enforcing the rights of Magna while the loan is in default. Notice of default

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

has been given to Magna and no wavier of default has been obtained by the Company. The entire note is classified as a current obligation on the Company's balance sheet and continues to accrue interest. Magna has thus far been cooperating with the Company as it attempts to restructure and has made no demands for payment. At the appropriate time the Company will attempt to renegotiate the terms on the debt agreement with Magna. However, there can be no assurance that the Company will be able to successfully negotiate new terms which will be favorable to the Company, if at all.

On December 31, 1996 and 1995, the Company had accrued on its financial statements total royalties payable, comprised of audio and written lyric components, of approximately $793,000 and $1.2 million, respectively. As was the case as of September 30th, the Company remains one quarter delinquent in the payment of its copyright royalty obligations imposed pursuant to written copyright royalty agreements with The Harry Fox Agency, Inc. ("HFA"). HFA represents approximately 80% of the publishers to whom the Company owes royalties. Due to its current liquidity problems, the Company could only meet its other operating obligations by not timely paying such royalty obligations.

In May 1994, the Company requested its principal copyright royalty creditor, HFA, which represents the majority of copyright holders for which the Company was obligated to pay royalties, to audit its records for the period October 1991 through March 1994. On May 22, 1995, the Company executed a settlement agreement (the "Settlement Agreement") with HFA, with respect to all non-current royalty obligations and claims for the period from October 1, 1991 through March 31, 1994 in the amount of $1,030,000. The Company had accrued approximately $1.0 million in its financial statements for royalty obligations to HFA and, on February 22, 1995, paid HFA $200,000 to be applied against the settlement amount. The total amount of settlement payments made during fiscal 1996 was $432,000, and the balance of approximately $400,000, as of March 31, 1996, was anticipated to be paid in monthly installments, through April 1997, of principal and interest at 8.0% per annum. After a period of default, the Company entered into an amended payment agreement with HFA, stipulating a lump sum payment to bring its account current and monthly installments thereafter. The Company is one month delinquent with respect to such agreement as of the date of this filing. As collateral security for the payment of its obligations under the Settlement Agreement, the Company has granted HFA a security interest in the Company's master sound recordings. Based on management's assertion that it has more than sufficiently accrued for all such royalty liability and as a result of an agreement reached with HFA based on their most recent audit (for the period April 1, 1994 - March 31, 1996), the Company has reclassified $150,000 in royalty liability to the installment balance due HFA.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

With the completion of its negotiations with HFA, the Company has now entered settlement agreements, totaling approximately $1.35 million, with creditors representing a majority of its non-current copyright royalty obligations. Pursuant to those settlement agreements, the Company intends to satisfy all non-current royalty obligations with the creditors in question by October 1997, although there is no guarantee that the Company will be able to do so within the specified time period. As of February 10, 1997, the Company had paid approximately $925,000 pursuant to those settlement agreements.

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

On July 20, 1994, the Company closed a private financing pursuant to which it issued secured subordinated promissory notes in an aggregate principal amount of $400,000, and issued Bridge Warrants to purchase 360,000 shares of Common Stock. Such notes, together with interest at a rate of 8% per annum, were repaid on November 18, 1994. The Bridge Warrants were exercisable at a price of $1.20 per share of Common Stock commencing February 8, 1995 and expire on August 15, 1999. As of December 31, 1996, 272,250 of such Bridge Warrants had been exercised, resulting in gross proceeds of $326,000 to the Company.

Since September 1991, FLX (HK) Ltd., a Hong Kong corporation ("FLX") and The SMC Singing Machine Company, Ltd., a Hong Kong trading company ("LTD") have sold merchandise to the Company under deferred payment terms. Paul Wu, a director of the Company, is the Chairman of the Board and a principal stockholder of FLX and LTD. For the fiscal year ended March 31, 1996 and for the first nine months of fiscal 1997, the total inventory purchases from FLX and LTD were approximately $2.9 million and $2.5 million, respectively.

In the normal course of business, the Company enters into negotiations with FLX and LTD, with respect to the terms and the nature of transactions conducted with those companies. For the fiscal year ended March 31, 1996, such negotiations resulted in the Company receiving credits totaling approximately $150,000 from such companies for such items as refurbishing of defective merchandise

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

by the Company and promotional and advertising expenses, with a concomitant credit to results of operations. For the first nine months of fiscal 1997, the Company received approximately $63,000 in credits.

At December 31, 1996, Note payable - FLX, which totaled approximately $372,000, was composed of amounts due with respect to purchases made by the Company for merchandise received from overseas suppliers. FLX and LTD have also advanced funds directly to, or on behalf of the Company, with respect to inventory purchases.

Primarily due to the Company's continued negative cash flow from operations and as a result of the net losses incurred by the Company for the fiscal years ended 1995 and 1996, as well as the first nine months of fiscal 1997, the Company does not believe that its current credit facility with Bankers and its current financing arrangements with Memcorp, FLX and LTD will be sufficient to meet its cash flow needs for the fiscal year ending March 31, 1997. Memcorp has provided up to $2.2 million of inventory financing to the Company via letters of credit but has no requirement to continue to do so. FLX and LTD had agreed to provide up to $500,000 of inventory financing to the Company through April 1, 1996. FLX and LTD have provided inventory financing to the Company in excess of their $500,000 commitment, but have no obligation to do so in the future and could demand payment of the Company's outstanding credit at any time as the financing agreement has now expired. As of December 31, 1996, FLX and/or LTD have not requested payment nor has the Company made such payment. As of April 1, 1996, the Company converted $400,000 of related party trade payables due to FLX to a short-term note payable.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN

The report of the Company's independent auditors on its 1996 financial statements express substantial doubt about the Company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1996 and an accumulated deficit of approximately $5.7 million. The auditors have further noted that the Company experienced a substantial decline in sales of music recordings and other revenues. The discontinuance of financing by Memcorp or of over-funding by FLX and LTD, and the unavailability of financing to replace such, could result in the Company being forced to curtail or cease its operations. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

                           PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               27     Financial Data Schedule

                      There were no reports on Form 8-K filed during the quarter.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE SINGING MACHINE COMPANY, INC.
                                                        (Registrant)

February 14, 1997

                                        By: /S/EDWARD STEELE
                                            -----------------------------------
                                            Edward Steele
                                            Chief Executive Officer
                                            (Principal Financial and
                                            Principal Accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27             Financial Data Schedule