Form 10KSB40
period 1997-03-31
SINGING MACHINE CO INC
filed 1998-02-24
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from  _______________ to _______________

                         Commission File Number: 0-24968

                        THE SINGING MACHINE COMPANY, INC.
                (Name of Registrant as specified in its charter)

             DELAWARE                                    95-3795478
             --------                                    ----------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

  3101 N.W. 25TH AVENUE, POMPANO BEACH, FL                 33069
  ----------------------------------------                 -----
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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [ ]          No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:     $10,674,879

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                     HELD BY NONAFFILIATES OF THE REGISTRANT

As of March 31, 1997, 2,883,582 shares of Common Stock, par value $.01 per share ("Common Stock"), of the Registrant were outstanding. Based on the average of the closing bid and asked prices of the Common Stock on the OTC Bulletin Board ("OTC") as of March 31, 1997 ($0.0625), the aggregate market value of the 1,859,083 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $116,000. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]   No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                2,883,582 shares of Common Stock, par value $.01
                per share, were outstanding as of March 31, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Exhibits contained in Registration Statement
                   on Form SB-2 (Registration No. 33-81974-A)
                    filed by the Registrant on July 27, 1994.
                       Form 10-KSB filed on June 28, 1995.
                     Form 10-QSB filed on November 13, 1995.
                      Forms 8-K filed on December 4, 1995,
                       February 23, 1996, and May 6, 1997.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     Part I

Item  1.    Business......................................................... 1

Item  2.    Properties.......................................................12

Item  3.    Legal Proceedings................................................13

Item  4.    Submission of Matters to a Vote of Security Holders..............14

                                     Part II

Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters............................................14

Item  6.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................15

Item  7.    Financial Statements and Supplementary Data......................27

Item  8.    Changes in and disagreements with Accountants on Accounting and Financial Disclosure.......................................28

                                    Part III

Item  9.    Directors and Executive Officers of the Registrant...............28

Item 10.    Executive Compensation...........................................31

Item 11.    Security Ownership of Certain Beneficial Owners and Management...34

Item 12.    Certain Relationships and Related Transactions...................35

Item 13.    Exhibits and Reports on Form 8-K.................................37

            Signatures.......................................................40

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

The Company currently has a product line of 11 different models of recording and playback units incorporating such features as a dual cassette player, graphic equalizer and high-output stereo amplifier and markets certain of its units under the popular national brand Memorex(TM) as well as its registered trademark THE SINGING MACHINE(R). In addition, the Company believes that it has one of the larger backing track libraries of music in the KARAOKE industry consisting of over 2,000 songs.

The Company sells audio software under the trademarks KARAOKE KASSETTE(TM), KARAOKE KOMPACT DISC(TM) and KARAOKE VIDEO KASSETTE(TM) and KARAOKE recording and playback units under its registered trademark THE SINGING MACHINE(R). The Company also licenses its trademark, on a non-exclusive basis, to others for sales around the world. The Company believes that it is one of several companies in the KARAOKE industry in the United States which sells both hardware and software.

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

The Company was incorporated in California in 1982. The Company originally sold its products exclusively to professional and semi-professional singers. In 1988, it began marketing KARAOKE equipment for home use. The Company believes it was the first to offer KARAOKE electronic recording equipment and audio software for home use in the United States.

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

REORGANIZATION

In November and December, 1996, the Company made two payments of $20,000 each to a former employee ("Judgement Creditor") who obtained a judgement in the amount of $248,000 against the Company for wrongful termination. These payments adversely affected the Company's cash flow. This decrease in cash flow was compounded by the fact that sales of hardware and software during the fourth quarter of fiscal 1997 were well below projections. The low sales of software were especially problematic because the Company carried, and continues to carry, a gross oversupply of software inventory which has severely impacted liquidity.

To complicate matters further, the Company was advised by Montgomery Ward, a major customer, that the Company had to accept returns of approximately $270,000, representing almost fifty percent of what had been shipped and invoiced to this customer during the selling season of fiscal 1997. This severely impacted the Company's cash flow, which combined with low sales volume prompted the Company's factor to stop advancing funds in order to cover the factors' shortfall on the Montgomery Ward receivables.

Additionally, due to this cash flow crisis, the Company defaulted on its monthly rent payment, which resulted in a default notice and the threat of eviction. The Company also defaulted on the quarterly royalty payments due, as well as payments due the Harry Fox Agency, the Company's primary copyright royalty creditor, per a prior agreement. This resulted in a demand letter and the threat to cancel the Company's music licensing agreements which would endanger the Company's ability to continue operations.

The garnishment of the Company's factor and bank accounts by the Judgement Creditor, and the resultant institution of legal suits by other creditors prompted the Company to commence a reorganization case by filing a voluntary petition ("Petition") for relief under Chapter 11 of the Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Florida ("Bankruptcy Court") on April 11, 1997 ("Petition Date").

As a result of filing the Petition, the Company is prohibited from paying any pre-petition liabilities and is currently in default under all of its funded debt agreements in effect prior to the Petition Date. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. In accordance with the Bankruptcy Code, the Company can seek Bankruptcy Court approval for the rejection of any executory contracts or unexpired leases, including real property leases. Any such rejection may give rise to a pre-petition unsecured claim for damage.

The ability of the Company to effect a successful reorganization under Chapter 11 of the Bankruptcy Code will depend, in significant part, upon the Company's ability to formulate a Reorganization Plan ("Plan") that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors and stockholders may be substantially altered. Creditors may realize substantially less than the full amount of their claim. Equity interests of the Company's stockholders may be diluted or even canceled. Investment in any security of the Company, therefore should be regarded as highly speculative.

The Company has entered into discussions with its secured and significant unsecured creditors concerning the Company's Plan. In addition the Company has taken actions in the Bankruptcy Court to facilitate its reorganization, including (i) filing a Disclosure Statement ("Disclosure Statement") including schedules of assets and liabilities and a statement of financial affairs and amendments thereto as required, (ii) filing a motion requesting a bar date for filing proofs of claims against the Company, and (iii) filing a Plan and amendments as required.

On December 17, 1997, the Bankruptcy Court approved the Company's amended Disclosure Statement. This Disclosure Statement and amended Plan has been filed and has been mailed together with ballots to the Company's pre-petition shareholders and creditors on January 5, 1998. The Company anticipates emerging from Chapter 11 after Bankruptcy Court approval, which is expected to occur at a hearing scheduled for February 26, 1998.

SIGNIFICANT POST-PETITION EVENTS

Since the Chapter 11 filing, the Company has made considerable positive advancements. The Company has moved into much smaller corporate offices and warehousing operations with an emphasis on reduction of inventory. Total combined operating space was reduced from 29,000 to 10,000 square feet, thereby reducing rental facility expenses by $12,000 per month, and the Company's staff has been reduced to the minimum needed to continue to operate efficiently. The Company has also arranged with Dero Research, Ltd. in Hong Kong, of which a former director of the Company is a principal stockholder, letter of credit financing up to $200,000 for purchases of new inventory as well as an arrangement with Asiatech 52 Manufacturing Ltd. ("A-Tech") in Hong Kong for 90 day document of acceptance ("DA") financing up to $200,000.

With regard to the retention of the Company's customer base, the major accounts, Target, J.C. Penney, Fingerhut and FAO Schwarz have continued to purchase products from the Company. In addition, the Company began a new customer relationship with Best Buy, which had shipments exceeding $1,000,000 during the fiscal 1998 selling season. The Company did loose some catalog house business including Sears and Service Merchandise, but is confident this business will be regained upon emergence from Chapter 11.

The Company filed a motion with the Bankruptcy Court, which is currently pending, to approve an agreement, entered into on December 16, 1997, regarding the treatment of the Harry Fox Agency in the Plan. The Harry Fox Agency, Inc., ("HFA"), is the Company's principal copyright royalty creditor to whom the Company owes approximately $820,000, which is governed by the terms of a prior settlement agreement and collateralized by the Company's master song recordings. In the agreement, HFA agreed to amend its proof of claim and to reflect this $820,000 as general unsecured debt and further, to elect to accept issuance of shares of the reorganized Company on the following basis: for each $2.00 of debt, HFA will receive one share of common stock or approximately 410,000 shares.

On February 9, 1998, the Bankruptcy Court granted the Company's motion to approve a settlement agreement entered into on December 24, 1997, between the Company and Eugene Settler ("Settler"), a shareholder as well as former officer and director of the Company. Prior to this settlement agreement, there was pending in the Bankruptcy Court an adversary proceeding brought by the Company against Settler, for recovery of certain alleged preferential transfers arising from certain payments made to Settler as a result of legal proceedings brought by Settler against the Company for wrongful termination. The parties mediated the dispute and reached a settlement which resolves the adversary proceeding, certain alleged claims by Settler against the

Company and others, and provides for an exchange of releases amongst all parties. Under the terms of the agreement, Settler also resigned as a director of the Company and assigned all of his stock certificates and options to the Company. This settlement did not require the payment of any funds by the Company other than a portion of mediation costs incurred.

CONFIRMATION

The Bankruptcy Court has set a hearing to consider confirmation of the Plan for February 26, 1998. The significant elements of the Plan include (i) additional estimated administrative costs of $100,000 for the Company's bankruptcy counsel,
(ii) the secured claim by Bankers Capital, the Company's factor, of $124,000 shall be paid according to the terms of its contract with the company, which is current, (iii) general unsecured creditors whose claims are equal to or less than $300 shall receive a cash payment of 15% of the amount of their allowed claim, and (iv) general unsecured creditors whose claims exceed $300 shall be given the option of receiving a cash payment of 10% of the amount of their allowed claim or receiving one share of new common stock in the reorganized company for each $2.00 of an allowed claim. Any cash payments to unsecured creditors would be paid in two equal installments, ten days after the Plan is confirmed and six months thereafter. Holders of existing common shares of the Company, equity interest holders, will have their interest diluted by ninety percent (90%) at confirmation under the Plan, so that for each ten shares of common stock owned they will receive one share of new common stock in the reorganized company.

Although the Company anticipates that the Plan will be confirmed by the Bankruptcy Court, there can be no assurance that it will be. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity holders could seek other alternatives for the Company including bids for the Company or parts thereof through an auction process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings".

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

                                                         YEAR ENDED MARCH 31,
                  ----------------------------------------------------------------------------------------------
                           1997                    1996                     1995                   1994
                  --------------------   ----------------------    ---------------------  ----------------------
                     NET      PERCENT       NET        PERCENT        NET       PERCENT      NET        PERCENT
                   REVENUES   OF TOTAL    REVENUES     OF TOTAL     REVENUES    OF TOTAL   REVENUES     OF TOTAL
                  ----------  --------   ----------    --------    ----------   --------  ----------    --------

Audio software    $1,610,594   15.2%     $1,255,932      24.9%     $3,258,312    56.4%    $5,414,215      63.3%

Audio equipment    8,953,462   84.8%      3,795,447      75.1%      2,520,194    43.6%     3,133,508      36.7%

The Company currently offers 11 different models of electronic recording and playback equipment with retail prices ranging from $30 for basic units to $300 for semi-professional units with CD and graphics player sound enhancement, graphic equalizers, tape record/playback features and multiple inputs and outputs for connection to compact disc players and video cassette recorders.

The Company currently offers its audio software in four formats - multiplex cassettes, CDS, CD and graphics, and video cassette tapes with retail prices ranging from $3.99 to $14.98. The Company purchases recordings from an independent producer, and currently has a song library of over 2,000 songs. The Company's backing track product line covers the entire range of musical tastes including popular hits, golden oldies, country, standards, rock and roll and rap. The Company even has backing tracks for opera and certain foreign language recordings.

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

During the fiscal year ended March 31, 1997, the Company introduced four new models of recording equipment, and approximately 100 new song titles and 100 new compilations of existing titles.

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

DOMESTIC SALES. The Company's strategy of selling products from a domestic warehouse enables it to provide timely delivery and serve as a "domestic supplier of imported goods". The Company purchases electronic recording products overseas for its own account and warehouses the products in a leased facility in Florida and a warehouse in California. The Company is responsible for costs of shipping, insurance, customs clearance and duties, storage and distribution related to such warehouse products and therefore, warehouse sales command higher sales prices than direct sales. The Company generally sells from its own inventory in less than container-sized lots to customers. For each of the fiscal years ended March 31, 1996 and 1997 domestic sales accounted for approximately 73% and 46%, respectively, of the Company's revenues. This decrease is attributable to the formation of a new international subsidiary early in fiscal 1996 and the full impact a change in the method by which the Company accounts for foreign sales. Previously, the Company, through related party transactions, recorded commissions earned on foreign shipments. See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DIRECT SALES. The formation of a new subsidiary early in 1996, International SMC
(HK) Ltd. ("International") is attributable for the advent of foreign equipment sales in fiscal years 1996 and 1997, which accounted for 24% and 53% respectively, of total revenues. Some products sold by the Company are shipped directly to its customers from the Far East through either International or The SMC Singing Machine Company, Ltd., a Hong Kong trading company ("LTD"). Paul Wu, a director of the Company and a director of a principal stockholder of the Company, is the Chairman of the Board of LTD. Sales made through International or LTD are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to customers' distribution centers, warehouses or stores. Direct sales are made in large quantities (generally container-sized lots) to customers located in Canada and the United States, who pay International or LTD pursuant to their own international, irrevocable, transferable letters of credit or on open credit with the Company's suppliers in the Far East. Pursuant to an agreement with LTD, the Company receives 50% of LTD's net profits as commissions, for all direct sales originated by the Company. For the fiscal years ended March 31, 1996 and 1997, approximately 2.5% and 0.8% respectively, of the Company's revenues were attributable to commissions from LTD. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of operations".

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

The Company's electronic recording products are marketed under THE SINGING MACHINE(R) or Memorex(TM) trademarks, and its audio software is marketed under the KARAOKE Kassette(TM), KARAOKE Kompact Disc(TM) and KARAOKE Video Kassette(TM) trademarks, throughout the United States primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. The Company's KARAOKE machines are currently sold in such stores as Target, Toys R Us, J.C. Penney, Fingerhut, Best Buy, and Wal-Mart. In addition, the Company's KARAOKE software customers include J.C. Penney, Fingerhut, Target, Best Buy, and Musicland.

As a percentage of total revenues, the Company's net sales in the aggregate to its five largest customers during the fiscal years ended March 31, 1996 and 1997, were approximately 63% and 79%, respectively. For the fiscal 1996 period J.C. Penney accounted for 18%, Montgomery Ward 16%, Fingerhut 12%, and Target 10% of total revenues for such period. For the fiscal 1997 period Target accounted for 47% and J.C. Penney 13%.

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

IMPORTING

The Company presently purchases and imports virtually all of its electronic recording products from four suppliers located in the People's Republic of China. In fiscal 1996 and 1997, suppliers in the People's Republic of China accounted for in excess of 70% of the Company's total product purchases, including virtually all of the Company's hardware purchases. The Company's primary suppliers of electronic recording products are located in the Shenzen province of the People's Republic of China.

While the Company purchases its products from a small number of large suppliers with whom it maintains close alliances, there are numerous other suppliers from which the same products could be purchased. The Company provides key suppliers with design and quality specifications. In return for ongoing business which the Company provides these suppliers, such suppliers maintain production capacity for the Company's production needs. To ensure its high standards of product quality and that shipping schedules are met by suppliers, the Company utilizes Hong Kong based agents as representatives. Those agents include product inspectors who are knowledgeable about the Company's product specifications and work closely with the suppliers to verify that such specifications are met. Additionally, key officers of the Company frequently visit suppliers for quality assurance and to support good working relationships.

On October 27, 1995, the Company entered into an agreement with Memcorp, Inc. ("Memcorp"), a Florida corporation holding rights to "Memorex", a registered trademark name. The agreement is a five year exclusive arrangement, whereby the Company became the exclusive sub-distributor of KARAOKE hardware products under the "Memorex" trademark ("Memcorp Sub-distributor Agreement"). The sub-distributor agreement requires the Company to pay a commission fee on all hardware sales utilizing the brand name during the term of the agreement. In addition to the sub-distributor agreement, the "Memcorp Administrative Agreement" provides the Company administrative assistance and the use of office and warehouse space in Asia as may be required for the purchase, distribution and sale of products. The Company pays Memcorp a commission fee on all shipped products for these services.

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

In the spring of 1997, the President of the United States renewed the People's Republic of China's "Most Favored Nation" ("MFN") treatment for the entry of goods into the United States for an additional year. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. If MFN status for China is restricted or revoked in the future, the Company's cost of goods purchased from Chinese vendors is likely to increase. A resultant change in suppliers would likely have an adverse effect on the Company's operations, and possibly, earnings. Although Management believes such adversity would be short-term as a result of its ability to find alternative suppliers, it is unlikely that any such suppliers would offer the same preferred financing terms that are currently offered by FLX (HK) Ltd., a Hong Kong corporation ("FLX"). Management continues to closely monitor the situation and has determined that the production capabilities in countries outside China which have MFN status, and, therefore have favorable duty rates, would meet the Company's production needs.

MANUFACTURING AND PRODUCTION

The electronic recording devices sold by the Company are manufactured and assembled by third parties pursuant to design specifications provided by the Company. The Company's electronic recording devices are assembled by four factories in the People's Republic of China. See "Notes to Financial Statements
- No. 7, Related Party Transactions". The finished products are packaged and labeled under either the Company's registered trademark, THE SINGING MACHINE(R), the Memorex(TM) brand name, or under a customer's private label, such as Radio Shack.

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

The Company's audio software is produced by an independent producer. After the selection of songs for inclusion in a particular collection, Company personnel attempt to contact the publishers of the songs to obtain permission to re-record the music and print the lyrics. Based on the original musical arrangement, the independent producer retains singers and musicians to create a re-recording of the original work. Songs are recorded once with both music and lyrics, to allow the KARAOKE participant to hear an example of the songs performance, and once without lyrics to provide a "backing track" to accompany the original singing of the KARAOKE participant. Collections of such songs are then assembled on master digital audio tapes. The master tapes are then sent to various subcontractors in the United States and/or Hong Kong for duplication. The Company reproduces its original master tapes in two formats: audio cassette tapes; and CD&G.

WARRANTIES

All of the electronic equipment sold by the Company is warranted against manufacturing defects for a period of 90 days for labor and one year for parts. All audio software sold by the Company is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 1996 and 1997, warranty claims have not been material to the Company's results of operations.

BACKLOG

At March 31, 1997, the Company had approximately $100,000, net of cancellations, of unfilled customer orders. The amount of unfilled orders at any particular time is affected by a number of factors, including scheduling of manufacturing and shipping of products, which in some instances is dependent on the needs of the customer.

COMPETITION

The Company's business is highly competitive. In addition, the Company competes with all other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CDs and video cassettes. The Company's financial position depends, among other things, on its ability to keep pace with such changes and developments and to respond to the requirements of its customers. Many of the Company's competitors have significantly greater financial, marketing and operating resources and broader product lines than does the Company. The Company's major electronic component competitors include: Grand Prix; Casio; and NewTech. The Company's major audio software competitors are Pocket Songs and Sound Choice.

The Company believes that competition in its markets is based primarily on price, product performance, reputation, delivery times and customer support. The Company believes that, due to its proprietary know-how, it has the ability to develop and produce hardware and software on a cost-effective basis.

TRADEMARKS AND LICENSES

The Company has registered The Singing Machine(R) trademark in the United States, Canada, Austria, Benelux, Germany, France and the United Kingdom. The Company also utilizes the common law trademarks KARAOKE KASSETTE(TM), KARAOKE KOMPACT DISC(TM) and KARAOKE VIDEO KASSETTE(TM) in connection with the sale of its audio software.

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

The Federal Copyright Act (the "Act") creates a compulsory statutory license for all nondramatic musical works which have been distributed to the public in the United States. Under the Act, with respect to each work included in an audio software product distributed by the Company under a compulsory license, the Company is required to pay a royalty of the greater of $0.0697 per song or $0.013 per minute of playing time or fraction thereof with respect to each item of audio software produced and distributed by the Company (the "Statutory Rate"). Royalties due under compulsory licenses are payable monthly. The Company currently has compulsory statutory licenses for approximately 200 songs in its song library.

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

With the completion of its negotiations with HFA, the Company had entered settlement agreements, totaling approximately $1.35 million, with creditors representing a majority of its non-current copyright royalty obligations. Pursuant to those settlement agreements, the Company intended to satisfy all non-current royalty obligations with the creditors in question by October 1997. As of March 31, 1997, the Company had paid approximately $925,000 pursuant to those settlement agreements. An audit was performed by HFA for the period April 1, 1994 through March 31, 1996, and all royalties due were accrued. The balance of pre-petition debt with HFA per the December 1997 agreement is approximately $820,000, of which approximately one half represents pre-paid royalties on inventory.

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

The Company's executive officer, Mr. Edward Steele, and former president and member of the Board of Directors, Mr. Eugene Settler, had agreed to indemnify the Company against certain claims arising out of the Company's compulsory, statutory (i.e., non-written) licensing agreements (an "Indemnifiable Claim") asserted with respect to the period from September 3, 1991 through November 10, 1994 by pledging all of their shares of Common Stock to the Company. In the event of the assertion of such an Indemnifiable Claim, the Company may require the return of shares of Common Stock to the Company with a market value collectively equal to the Indemnifiable Claim. There can be no assurance, however, that the Company would be able to sell or otherwise dispose of such shares for cash or raise a sufficient amount from the sale of such shares in order to satisfy the Indemnifiable Claim. In addition, the Company would continue to bear all other costs and expenses incurred by, or assessed against, the Company (including legal) associated with such an Indemnifiable Claim, whether or not such Indemnifiable Claim is resolved in favor of the Company. The Company has agreed to release certain shares of Common Stock from the provisions of the pledge and indemnity agreement during the period beginning December 10, 1995, under certain circumstances based upon the performance of the Company. No such shares have been released as of March 31, 1997. The pledge and indemnity agreement would also terminate as to Messrs. Steele or Settler in the event of their deaths, provided the Company then maintains life insurance of at least $1,000,000 on each party. No such insurance is presently in place. Mr. Settler's pledge and indemnification have been nullified by the settlement agreement to which he and the Company are parties, which was approved by the Bankruptcy Court in January 1998, effective September 17, 1997.

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

INFORMATION SYSTEMS

During fiscal 1996, in an effort to reduce overhead expenses, the Company entered into an open-ended agreement with Memcorp, Inc., whereby the Company physically transferred its mainframe computer system and associated software licenses to Memcorp, Inc., an electronics distributor located in Hialeah, Florida, at no cost to Memcorp in exchange for the Company's indefinite continued use of such system. Via telephonic communications, the Company maintains twenty four hour, seven day a week access to the system. Under the terms of the agreement, Memcorp is responsible for all of the system's operating, maintenance and licensing fees. The system provides current on-line information to assist the Company in analyzing purchasing patterns which enables it to better identify product demand. Sales information is maintained and tracked by major product category and customer. The information system generates analyses of individual products to support Management in analyzing sales trends and price sensitivity.

EMPLOYEES

At March 31, 1997, the Company had 12 full-time employees, 5 of whom were engaged in warehousing and technical support and 7 in marketing and administrative functions. The total number of employees has been reduced from the prior year's total through both layoffs and attrition, as management pursues cost cutting measurers. As of this filing the staff has been further reduced to the minimum needed to operate efficiently. During peak shipping periods, temporary labor is hired, lessening permanent overhead and fringe benefits on an ongoing basis. None of the employees is represented by a labor union. The Company believes that its employee relations are adequate.

Item 2.  PROPERTIES

As of October 1995, the Company's United States distribution warehouse and corporate offices were located in a 29,762 square foot facility in Pompano Beach, Florida. The lease was for a 62-month term, with two three-year extension options and provided for base rent, excluding common area maintenance, taxes and insurance of approximately $138,000 during the first year with fixed increases thereafter. As a result of the Chapter 11 filing this lease was rejected. The Company acknowledges that as a result of the lease being rejected, this landlord is entitled to a general unsecured claim of approximately $24,000.

On May 1, 1997 the Company entered into a lease for a 10,000 square foot office and warehouse facility located in Pompano Beach for a term of 25 months. Pursuant to the terms of the lease the Company must pay maintenance, insurance and real estate taxes. This smaller facility reduces the Company's overhead expenses by approximately $12,000 per month.

Item 3.  LEGAL PROCEEDINGS

The Company filed a voluntary petition ("Petition") for relief under Chapter 11 of the Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Florida ("Bankruptcy Court") on April 11, 1997 ("Petition Date"). The case was assigned #97-22199-BKC-RBR.

On December 17, 1997, the Bankruptcy Court approved the Company's amended Disclosure Statement. This Disclosure Statement and amended Plan has been filed and has been mailed together with ballots to the Company's pre-petition shareholders and creditors on January 5, 1998. The Company anticipates emerging from Chapter 11 after Bankruptcy Court approval, which is expected to occur at a hearing scheduled for February 26, 1998.

Other than the Chapter 11 proceeding instituted on April 11, 1997, and the two agreements described below, the Company is not a party to any material legal proceeding, and does not anticipate instituting or being named a party to any legal proceeding.

On February 9, 1998, the Bankruptcy Court granted the Company's motion to approve a settlement agreement entered into on December 24, 1997, between the Company and Eugene Settler ("Settler"), a shareholder as well as former officer and director of the Company. Prior to this settlement agreement, there was pending in the Bankruptcy Court an adversary proceeding brought by the Company against Settler, for recovery of certain alleged preferential transfers arising from certain payments made to Settler as a result of legal proceedings brought by Settler against the Company for wrongful termination. The parties mediated the dispute and reached a settlement which resolves the adversary proceeding, certain alleged claims by Settler against the Company and others, and provides for an exchange of releases amongst all parties. Under the terms of the agreement, Settler also resigned as a director of the Company and assigned all of his stock certificates and options to the Company. This settlement did not require the payment of any funds by the Company other than a portion of mediation costs incurred.

The Company filed a motion with the Bankruptcy Court, which is currently pending, to approve an agreement, entered into on December 16, 1997, regarding the treatment of the Harry Fox Agency in the Plan. The Harry Fox Agency, Inc., ("HFA"), is the Company's principal copyright royalty creditor to whom the Company owes approximately $820,000, which is governed by the terms of a prior settlement agreement and collateralized by the Company's master song recordings. In the agreement, HFA agreed to amend its proof of claim and to reflect this $820,000 as general unsecured debt and further, to elect to accept issuance of shares of the reorganized Company on the following basis: for each $2.00 of debt, HFA will receive one share of common stock or approximately 410,000 shares.

The Bankruptcy Court has set a hearing to consider confirmation of the Plan for February 26, 1998. The significant elements of the Plan include additional estimated administrative costs of $100,000 for the Company's bankruptcy counsel, the secured claim by Bankers Capital, the Company's factor, of $124,000 shall be paid according to the terms of its contract with the company, which is current, general unsecured creditors whose claims are equal to or less than $300 shall receive a cash payment of 15% of the amount of their allowed claim, and general unsecured creditors whose claims exceed $300 shall be given the option of receiving a cash payment of 10% of the amount of their allowed claim or receiving one share of new common stock in the reorganized company for each $2.00 of an allowed claim. Any cash payments to unsecured creditors would be paid in two equal installments ten days after the Plan is confirmed and six months thereafter. Holders of existing common shares of the Company, equity interest holders, will have their interest diluted by ninety percent (90%) at confirmation under the Plan, so that for each ten shares of common stock owned they will receive one share of new common stock in the reorganized company.

Although the Company anticipates that the Plan will be confirmed by the Bankruptcy Court, there can be no assurance that it will be. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity holders could seek other alternatives for the Company including bids for the Company or parts thereof through an auction process.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As part of the Company's Amended Plan of Reorganization approved by the Bankruptcy Court on December 17, 1997, the equity security holders of the Company are entitled to enter a ballot voting for acceptance or rejection of the Plan. Holders of existing common shares of the Company will have their interest diluted by ninety percent (90%) at confirmation under the Plan, so that for each ten shares of common stock owned they will receive one share of new common stock in the reorganized company.

The deadline for filing ballots accepting or rejecting the Plan is February 16, 1998.

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

        Fiscal 1997                                          High      Low
        -------------------------------------------------   ------    ------
        First Quarter....................................   $0.250    $0.100
        Second Quarter...................................    0.100     0.100
        Third Quarter....................................    0.100     0.078
        Fourth Quarter ..................................    0.100     0.078
        -------------------------------------------------   ------    ------

        Fiscal 1996                                          High      Low
        -------------------------------------------------   ------    ------
        First Quarter....................................   $1.63      $1.50
        Second Quarter...................................    1.50       1.00
        Third Quarter....................................    1.03       0.75
        Fourth Quarter (through January 25,1996).........    0.78       0.50
        Fourth Quarter (from January 26,1996; OTC)(1)....    0.25       0.25

        Fiscal 1995                                          High      Low
        -------------------------------------------------   ------    ------
        Third Quarter (from November 10, 1994)...........   $4.48      $2.92
        Fourth Quarter ..................................    2.50       1.25
        ---------
        (1) Stock quoted on OTC as of January 26, 1996.

As of February 10, 1998, the last reported bid price of the Common Stock on the OTC Bulletin Board was $0.13 per share. The number of record holders of the Common Stock at February 10, 1998 was 157, although the Company believes that the number of beneficial owners of such Common Stock is much greater.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues, except as noted below:

                                                     YEAR ENDED MARCH 31
                                           ------------------------------------
                                           1997      1996       1995       1994
                                           ----      ----       ----       ----
Revenues:
  Equipment sales, net..................   83.9%     73.0%      41.9%      35.1%
  Music sales, net......................   15.1      24.2       54.2       60.5
  Commission income - related party
    and other...........................    1.0       2.8        3.9        4.4

Total revenues                            100.0%    100.0%     100.0%     100.0%

Cost of Sales (1):
  Cost of equipment sales...............   90.0%     89.6%      89.9%      77.6%
  Cost of music sales...................   67.3     110.8       72.5       52.8

Expenses:
  Other operating expenses..............    5.4      13.6        7.8        4.8
  Selling, general and administrative
    expenses............................   22.2      48.2       38.2       18.6
  Depreciation and amortization.........    3.7       4.4        2.1        0.5
  Impairment of long-lived assets.......   15.1       7.8        --         --

Operating income (loss).................  (32.1)    (66.2)     (25.1)      16.9
Other expenses, net ....................   (4.2)     (7.9)     (12.1)       7.6
Income (loss) before taxes..............  (36.3)    (74.1)     (37.2)       9.2
Provision (benefit) for income taxes....    --        --        (5.7)       2.0
Income (loss)...........................  (36.3)    (74.1)     (31.5)       7.2
----------
(1) Expressed as a percentage of related sales.

GENERAL

The Company is currently operating under Chapter 11 of the Bankruptcy Code as a result of its filing for protection on April 11, 1997, and is awaiting a hearing on confirmation of its Plan of reorganization set for February 26, 1998. For fiscal 1997 and fiscal 1996, the Company's total revenues were approximately $10.7 million and $5.2 million, respectively. Although total revenues more than doubled in fiscal 1997, the Company had a net loss of approximately $3.9 million which equaled its net loss in fiscal 1996. As a result of historical losses, a net working capital deficiency and lack of financing, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern based on their audit of the Company's financial statements for the fiscal year ended March 31, 1997. See "Results of Operations", "Liquidity and Capital Resources", and "Going Concern".

THE YEAR ENDED MARCH 31, 1997
COMPARED TO YEAR ENDED MARCH 31, 1996.

Total revenues slightly more than doubled to $10.7 million for the fiscal year ended March 31, 1997 compared to the $5.2 million reported for fiscal 1996. The increase was primarily attributable to a sharp increase in equipment sales.

Revenues from equipment sales increased $5.2 million or 136% to approximately $9.0 million during fiscal 1997 compared to approximately $3.8 million for fiscal 1996. The increase reflects the impact of the Memorex trademark, a new product mix featuring CD plus graphics players, a concerted sales effort by the Company's management and a less competitive marketplace. The increase primarily reflects higher foreign sales totaling approximately $5.6 million. The recording of foreign equipment sales is attributable to sales made by the Company's subsidiary, International SMC (HK) Ltd. ("International"), which began operations in the first quarter of fiscal 1996, and represents 63% of equipment sales and 53% of total revenues, for fiscal 1997. Previously, the Company, through related party transactions, recorded commissions earned on foreign shipments. Because of the additional costs related to importing goods and the difficulty in obtaining inventory financing, management has decided to emphasize direct sales from its Far East equipment suppliers via International as opposed to domestic sales from inventory in the future.

Revenues from music sales increased by $355,000 or 28% to approximately $1.6 million in fiscal 1997 from the approximately $1.3 million recorded during fiscal 1996. This apparent increase in music sales was due to significant returns in the fourth quarter of fiscal 1996. Because of such returns and excess inventory, management had decided to redirect music sales away from distributors who historically have high merchandise return rates in favor of mass market retailers. The primary impact from this change in strategy was reflected in fiscal 1996, when music sales decreased $2.0 million from the fiscal 1995 period. Fundamentally in fiscal 1997, sales of the Company's eight song and four song music formats declined which was partially offset by increases in sales of the CD&G format.

Commission income decreased to approximately $90,000 during fiscal 1997 compared to $130,000 during the prior year. The decrease of $40,000 was primarily due to a decrease in commission income from a related party. The Company anticipates commission income from a related party to continue to decline due to the formation of International and the decision to conduct substantially all foreign sales through such subsidiary.

Cost of equipment sales for the year ended March 31, 1997, expressed as a percentage of related sales, was 90%, unchanged from fiscal 1996. Cost of equipment sales included inventory write-downs of $529,000 and $371,000, for years 1997 and 1996, respectively. The cost of music sales, expressed as a percentage of music sales, decreased to 67% for the current year, from nearly 111% in fiscal 1996. Among other items, this decrease in the cost of music sales reflects approximately $190,000 in adjustments to inventory values based on changing market conditions during fiscal 1996.

Other operating expenses decreased approximately $130,000, or 18%, for fiscal 1997, compared to the prior year. The decrease reflects managements' efforts to control operating expenses in light of a significant increase in equipment sales and primarily reflects lower warehouse rent, occupancy costs, and warehouse personnel expense, partially offset by higher cost of supplies.

Selling, general & administrative expenses ("SG&A expenses") decreased $135,000 or 5% for fiscal 1997 compared to fiscal 1996. This decrease was primarily due to management's commitment to reduce total overhead in light of a substantial increase in sales. Categories which decreased include salaries and benefits, promotional expenses including catalog, advertising and show/convention costs, product development, travel and entertainment, and insurance. These decreases were partially offset by higher professional fees.

The Company continues to take action to reduce its SG&A expenses, which can be seen in the above comparison, taking into consideration the increase in sales. The Company believes that an additional impact of staff and other reductions will be seen in fiscal 1998. Product development costs are being curtailed, computer support expenses have been reduced, rigid restrictions have been placed on overtime and travel, and discretionary expenditures are being carefully reviewed and eliminated by management. In addition, the Company has entered into a new lease and moved its headquarters, which has reduced overhead expenses by approximately $12,000 per month.

Depreciation and amortization expense increased approximately $170,000 or 76% to $400,000 during the fiscal year ended March 31, 1997. The increase was primarily the result of accelerating the depreciation of tools and dies on the books of International which are carried on its books at $318,000, and reducing the estimated useful lives of certain intangible assets, trademark and cost in excess of net assets (goodwill), as of April 1, 1996.

As a result of the significant decline in music sales during fiscal 1996 and 1997, the Company reviewed the carrying value of costs in excess of net assets acquired (goodwill) and trademarks carried on its balance sheet. As a result of this review the Company recorded a reduction in the carrying value of such assets relating to music sales in the amount of $405,000 for fiscal 1996 and $1,081,000 for fiscal 1997, which amounts were charged to operations. See "Notes to Consolidated Financial Statements No. 1 - Organization and Summary of Significant Accounting Policies".

A similar review was conducted on the carrying value of the Company's investment in song library, which consists of costs incurred in the production or purchase of master song tapes. Based upon the outcome of such review, the Company recorded a reduction in the carrying value of such assets of $820,000, which was charged to operations. See "Notes to Consolidated Financial Statements No. 1 - Organization and Summary of Significant Accounting Policies".

The operating loss for fiscal 1997 was approximately $3.4 million which is equal to the operating loss reported for fiscal 1996. As a percentage of total revenues, the operating loss decreased to 32% for fiscal 1997 from 66% in the prior year. Both periods' operating income included significant accounting adjustments to long-lived assets and inventory, among others. Excluding these adjustments the fiscal 1997 operating loss would have been $1.3 million. This improvement from the prior year was related to a combination of factors including the increase in total revenues, a change in sales mix, and decreases in other operating and SG&A expenses. The ratio of higher gross margin music sales to total revenues continued to decrease to 15% in fiscal 1997 from 24% the prior year. Gross profit, expressed as a percentage of equipment sales improved to 16% for fiscal 1997, but is still below management targets. Gross profit from equipment sales increased approximately $1.0 million for the same period. This increase was attributable to increased volume of approximately $4.4 million from the Company's subsidiary, International, as well as the impact on both sales and margins due to less competitive pressures. Gross profit from music sales was approximately $526,000 or 33%, for the current year compared to a loss of $136,000 or 10% of related sales for the prior fiscal year. The improvement in gross profit from music sales was primarily because of management's change in policy to reduce returned merchandise and the impact of inventory valuation adjustments in the prior year.

Net interest expense was relatively unchanged from the prior year, the major components being interest expense on the Magna Note and on the debt to HFA for past due royalty obligations.

Loss on sales of accounts receivable was 2.2% and 4.8% of total revenues for the fiscal years 1997 and 1996, respectively. The decrease of approximately $16,000 was primarily because of a decrease in fees charged by the Company's factor combined with the fact that the majority of the increase in total revenues took place at the Company's foreign subsidiary, which does not utilize the services of the factor.

Net loss for fiscal 1997 was approximately $3.9 million, unchanged from the loss of $3.9 million reported for fiscal year 1996. Although the loss for fiscal 1997, excluding accounting adjustments of $2.1 million, was significantly lower than the prior year, and management has made great strides in reducing overhead, the primary reason for both periods losses is the inability to obtain sufficient gross margins on hardware sales to cover overhead and debt payments combined with decreased levels of high margin music sales. Although projections can be overly optimistic and purchase orders can be canceled, management believes that the reduction of debt which will be accomplished upon confirmation of the Plan, in conjunction with the accounting adjustments to inventory and the carrying value of intangible assets, as well as the significant reductions in cost structures, will position the Company for profitability in fiscal 1998.

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

POSSIBLE CLAIMS

The Company may be subject to various Claims for damages and other remedies under its written copyright licensing agreements or pursuant to Title 17 of the United States Code. The Company is current with respect to compulsory licenses, granted pursuant to the federal copyright statute. As of December, 1997, the Company had entered into a definitive settlement agreement with its principal copyright royalty creditor regarding past due obligations, contingent upon confirmation of the Plan. Although the Company believes that the assertion of any such Claims is remote, primarily as a result of the aforementioned agreement, there can be no assurance that such Claims will not be asserted or, if asserted, that such Claims will not have a material adverse effect on the Company's financial position. See Item 1 - "Business - Trademarks and Licenses."

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to suffer from a lack of liquidity and capital resources which have affected its ability to conduct business in a profitable manner. The Company's working capital deficit at March 31, 1997, was approximately ($3.9) million. While the Company is currently seeking additional financing for its inventory and working capital needs there is no guarantee that it will be successful in obtaining such financing on satisfactory terms.

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

The Company is charged interest on all advances against the purchased accounts receivable, at an annual rate of 1.5% in excess of the prime rate of interest charged by Harris Trust and Savings Bank (8.50% on February 10, 1998), until the receivables subject to the advances are collected. For accounts receivable purchased by Bankers the Company will be charged a fee, from 2.0% to 3.0%, depending on the period the receivable has been outstanding, and receives payment from Bankers of the remaining 30% of the face amount of the receivable. All receivables which are not collected within 150 days are charged back to the Company and deducted from the total advances available to the Company. All of the Company's accounts receivable, inventories and intangibles are pledged as security under this agreement. The Company has agreed to pay minimum monthly fees of $10,000 under the agreement. As of February 10, 1998, the outstanding balance for which the Company is contingently liable to Bankers, was approximately $50,000. The agreement with Bankers expired on June 28, 1997. By Orders dated August 14 and September 5, 1997, the Bankruptcy Court authorized post-petition financing with Bankers via the extension, under the same terms, of its prior financing agreement for nine months expiring June 5, 1998.

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

The Magna Note was due in two equal installments on November 10, 1995 and May 10, 1996. The Company did not pay either installment. However, the Company did make partial payments through June 30, 1996 of $275,000, which includes principal and interest. As a result of the Company's failure to timely pay the agreed upon installments the remaining balance of the note became due and payable in full. The default provision of the Magna Note provides for a cure period of 15 days after written notice has been given to the Company from Magna. Written notice of default to the Company from Magna has not yet been received, however, it is not required. The Company is subject to pay any reasonable attorney's fees incurred by Magna in enforcing the rights of Magna while the loan is in default. Notice of default has been given to Magna and no wavier of default has been obtained by the Company. The entire note is classified as a current obligation on the Company's balance sheet and continues to accrue interest. As a result of the Chapter 11 filing, this debt is classified as a general unsecured claim and will be paid according to the Plan if confirmed by the Bankruptcy Court. See "Business - Confirmation".

On March 31, 1997 and 1996, the Company had accrued on its financial statements total royalties payable, comprised of audio and written lyric components, of approximately $720,000 and $1.1 million, respectively. As of March 31, 1997 the Company remained delinquent in the payment of its copyright royalty obligations imposed pursuant to written agreements with The Harry Fox Agency, Inc. ("HFA"). Due to its liquidity problems, the Company could only meet its other operating obligations by not timely paying such royalty obligations.

In May 1994, the Company requested its principal copyright royalty creditor, the Harry Fox Agency, Inc. ("HFA"), which represents the majority of copyright holders for which the Company was obligated to pay royalties, to audit its records for the period October 1991 through March 1994. On May 22, 1995, the Company executed a settlement agreement (the "Settlement Agreement") with HFA, with respect to all non-current royalty obligations and claims for the period from October 1, 1991 through March 31, 1994 in the amount of $1,030,000. The Company had accrued approximately $1.0 million in its financial statements for royalty obligations to HFA and, on February 22, 1995, paid HFA $200,000 to be applied against the settlement amount. The total amount of settlement payments made during fiscal 1996 was $432,000, and the balance of approximately $400,000, as of March 31, 1997, was anticipated to be paid in monthly installments, through April 1997, of principal and interest at 8.0% per annum. After a period of default, the Company entered into an amended payment agreement with HFA, stipulating a lump sum payment to bring its account current and monthly installments thereafter. As collateral security for the payment of its obligations under the Settlement Agreement, the Company has granted HFA a security interest in the Company's master sound recordings. An audit was performed by HFA for the period April 1, 1994 through March 31, 1996 and all royalties due were accrued.

The Bankruptcy Court is evaluating the Company's motion to approve an agreement, entered into on December 16, 1997, regarding the treatment of the Harry Fox Agency in the Plan. In the agreement approved by the Bankruptcy Court, HFA agreed to amend its proof of claim and to reflect $820,000, which includes pre-payment of royalties on inventory, as general unsecured debt and further, to elect to accept issuance of shares of the reorganized Company on the following basis: for each $2.00 of debt, HFA will receive one share of common stock. This agreement is subject to the Plan being confirmed by the Bankruptcy Court. See "Business - Confirmation".

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

On July 20, 1994, the Company closed a private financing pursuant to which it issued secured subordinated promissory notes in an aggregate principal amount of $400,000, and issued Bridge Warrants to purchase 360,000 shares of Common Stock. Such notes, together with interest at a rate of 8% per annum, were repaid on November 18, 1994. The Bridge Warrants were exercisable at a price of $1.20 per share of Common Stock commencing February 8, 1995 and expire on August 15, 1999. As of June 30, 1997, 272,250 of such Bridge Warrants had been exercised, resulting in gross proceeds of $326,000 to the Company.

Since September 1991, FLX (HK) Ltd., a Hong Kong corporation ("FLX") and The Singing Machine Company, Ltd., a Hong Kong trading company ("LTD") have sold merchandise to the Company under deferred payment terms. Paul Wu, a director of the Company, is the Chairman of the Board and a principal stockholder of FLX and LTD. For the fiscal years ended March 31, 1997 and 1996, the total inventory purchases from FLX and LTD were approximately $1.9 million and $1.2 million, respectively. In the normal course of business, the Company enters into negotiations with FLX and LTD, with respect to the terms and the nature of transactions conducted with those companies. For the fiscal year 1997 and 1996, such negotiations resulted in the Company receiving credits totaling approximately $70,000 and $150,000, respectively, from such companies for such items as refurbishing of defective merchandise by the Company and promotional and advertising expenses, with a concomitant credit to results of operations. See Item 12 - "Certain Relationships and Related Transactions".

At March 31, 1996, the Trade payables - related party, which totaled approximately $425,000, were composed of amounts due by the Company for merchandise received from overseas suppliers. FLX and LTD have also advanced funds directly to, or on behalf of the Company, with respect to inventory purchaseS.

Primarily due to the Company's continued negative cash flow from operations and as a result of the net losses incurred by the Company for the fiscal years ended 1996 and 1997, the Company did not believe, prior to its Chapter 11 filing, that its credit facility with Bankers and its financing arrangements with, Memcorp, FLX and LTD would be sufficient to meet its future cash flow needs. Memcorp had provided up to $2.2 million of inventory financing to the Company via letters of credit but has no requirement to continue to do so. FLX and LTD had agreed to provide up to $500,000 of inventory financing to the Company through April 1, 1996. Since April 1, 1995, FLX and LTD have provided inventory financing to the Company in excess of their $500,000 commitment, but have no obligation to do so in the future. Dero and A-Tech have agreed to provide up to $200,000 in inventory financing each, as of the date of this filing.

Because of the additional costs related to importing goods and the difficulty in obtaining inventory financing, management has decided to emphasize direct sales from its Far East equipment suppliers via International as opposed to domestic sales from inventory in the future.

Although the Company is currently engaged in negotiations with regard to securing third-party financing to replace or augment the financing arrangements mentioned, there can be no assurance that such financing will be available on terms satisfactory to the Company or at all, that FLX, LTD, Dero and A-Tech will continue to provide financing to the Company, or that FLX and LTD will continue to provide over-funding to the Company.

The Chapter 11 filing and related reorganization, provided such is confirmed by the Bankruptcy Court, will have a significant positive impact on the Company's cash flow and liquidity. It is projected that the reorganization will reduce the Company's liabilities in excess of $4 million, thereby returning the Company to solvency.

GOING CONCERN

The report by the Company's independent auditors on its 1997 financial statements express substantial doubt about the Company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1997 and an accumulated deficit of approximately $9.5 million. In addition, the Company does not have a line of credit in place to finance its seasonal needs for inventory purchases. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HISTORICAL FINANCIAL STATEMENTS

    Report of Independent Certified Public Accountants,
      Millward & Co..........................................................F-1

    Balance Sheet at March 31, 1997..........................................F-2

    Statements of Operations for the fiscal years ended
      March 31, 1997 and  March 31, 1996.....................................F-3

    Statements of Shareholders Equity for the fiscal years
      ended March 31, 1997 and March 31, 1996................................F-4

    Statements of Cash Flows for the fiscal years ended
      March 31, 1997 and March 31, 1996......................................F-5

    Notes to Financial Statements............................................F-7

               Report of Independent Certified Public Accountants

Board of Directors and Shareholders
The Singing Machine Company, Inc.
(Debtor-in-Possession)
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiary (Debtor-in-possession) as of March 31, 1997 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the two years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Singing Machine Company, Inc. and Subsidiary at March 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that The Singing Machine Company, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and a shareholders' deficiency of $ 9,546,672, and on April 11, 1997, the Company filed for relief pursuant to Chapter 11 of the United States Bankruptcy Act. In addition, the Company does not have a line of credit in place to finance its seasonal needs for inventory purchases. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of The Singing Machine Company, Inc. and Subsidiary to continue as a going concern.


/s/ MILLWARD & CO.
-------------------------
Millward & Co. CPAs
Fort Lauderdale, Florida
December 3, 1997

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997

                                     ASSETS

CURRENT ASSETS:
    Cash                                                            $    10,222
    Trade Accounts Receivable, Net of Allowance
        for Doubtful Accounts of $80,000                                309,480
    Due from Officer                                                     31,178
    Inventories, Net                                                  1,170,017
    Prepaid Expenses and Other Current Assets                            52,834
                                                                    -----------

          Total Current Assets                                        1,573,731
                                                                    -----------

PROPERTY AND EQUIPMENT, Net of Accumulated
    Depreciation of $296,713                                            178,030
                                                                    -----------

INTANGIBLE ASSET:
    Investment in Song Library, Net of Accumulated
        Amortization of $353,836                                         91,082
                                                                    -----------

          Total Assets                                              $ 1,842,843
                                                                    -----------

                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES SUBJECT TO COMPROMISE:
    Bank Overdraft                                                  $    10,599
    Trade Accounts Payable                                            2,263,188
    Trade Accounts Payable to Related Parties                           424,863
    Accrued Expenses                                                    954,310
    Royalties Payable                                                   720,265
    Loan Payable                                                        643,305
    Due to Factor                                                       222,443
                                                                    -----------

          Total Current Liabilities Subject to Compromise             5,238,973
                                                                    -----------

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
    Trade Accounts Payable of Subsidiary                                277,258
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
    Common Stock, $.01 Par Value; 10,000,000 Shares
        Authorized; 2,883,582 Shares Issued and Outstanding              28,836
    Additional Paid-in Capital                                        5,844,448
    Accumulated Deficit                                              (9,546,672)
                                                                    -----------

          Total Shareholders' Deficiency                             (3,673,388)
                                                                    -----------

          Total Liabilities and Shareholders' Deficiency            $ 1,842,843
                                                                    ===========


        The accompanying notes are an integral part of these statements.


                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE YEAR ENDED MARCH 31,
                                                           1997              1996
                                                      ------------      ------------
 REVENUES:
     Equipment Sales, Net                             $  8,953,462      $  3,795,447
     Music Sales, Net                                    1,610,594         1,255,932
     Commission Income - Related Party                      90,583           130,893
     Other Income                                           20,240            13,295
                                                      ------------      ------------

       Total Revenues                                   10,674,879         5,195,567
                                                      ------------      ------------

 COST AND EXPENSES:
     Cost of Equipment Sales                             8,060,973         3,399,282
     Cost of Music Sales                                 1,084,386         1,391,588
     Other Operating Expenses                              576,602           705,496
     Selling, General and Administrative Expenses        2,370,746         2,380,976
     Depreciation and Amortization                         400,084           351,408
     Impairment of Long-Lived Assets                     1,609,973           405,085
                                                      ------------      ------------

           Total Costs and Expenses                     14,102,764         8,633,835
                                                      ------------      ------------

           Loss from Operations                         (3,427,885)       (3,438,268)
                                                      ------------      ------------

 OTHER (EXPENSES) INCOME:
     Interest Expense                                     (173,639)         (172,467)
     Interest Income                                         5,033             8,315
     Factoring Fees                                       (235,312)         (250,818)
     Gain (Loss) on Sale or Abandonment Property
         and Equipment                                     (43,325)            2,258
                                                      ------------      ------------

           Total Other Expenses                           (447,243)         (412,712)
                                                      ------------      ------------

 LOSS BEFORE PROVISION FOR INCOME TAXES                 (3,875,128)       (3,850,980)

 PROVISION FOR INCOME TAXES                                   --                --
                                                      ------------      ------------

 NET LOSS                                             $ (3,875,128)     $ (3,850,980)
                                                      ============      ============

 NET LOSS PER COMMON SHARE                            $      (1.38)     $      (1.38)
                                                      ============      ============
 WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                       2,816,513         2,806,361
                                                      ============      ============

        The accompanying notes are an integral part of these statements.


                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                   For the Year Ended March 31, 1997 and 1996


                                           COMMON STOCK                                              TOTAL
                                          $.01 PAR VALUE          ADDITIONAL                      SHAREHOLDERS'
                                    -------------------------       PAID-IN       ACCUMULATED        EQUITY
                                      SHARES         AMOUNT         CAPITAL         DEFICIT        (DEFICIENCY)
                                    -----------   -----------     -----------     -----------      -----------
Balance at March 31, 1995           2,539,332     $    25,393     $ 5,509,314     $(1,820,564)     $ 3,714,143

Exercise of Bridge Warrants           272,250           2,723         317,855            --            320,578

Net Loss for the Year Ended
     March 31, 1996                      --              --              --        (3,850,980)      (3,850,980)
                                  -----------     -----------     -----------     -----------      -----------

Balance at March 31, 1996           2,811,582          28,116       5,827,169      (5,671,544)         183,741

Issuance of Common Shares for
     Debt settlement                   72,000             720          17,279            --             17,999

Net Loss for the Year Ended
     March 31, 1997                      --              --              --        (3,875,128)      (3,875,128)
                                  -----------     -----------     -----------     -----------      -----------

Balance at March 31, 1997           2,883,582     $    28,836     $ 5,844,448     $(9,546,672)     $(3,673,388)
                                  ===========     ===========     ===========     ===========      ===========

        The accompanying notes are an integral part of these statements.


                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED MARCH 31,
                                                                                 1997             1996
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIE
    Net Loss                                                                 $(3,875,128)     $(3,850,980)
    Adjustments to Reconcile Net Loss to Net
        Cash Provided by (Used in) Operations:

            Depreciation and Amortization                                        400,084          351,408
            Impairment of Long-Lived Assets                                    1,609,973          405,085
            (Gain) Loss on Sale or Abandonment of Property and Equipment          43,325           (2,780)
            Changes in Operating Assets and Liabilities:
               Trade Accounts Receivable                                        (124,873)         915,996
                Due from Factor                                                   33,833          274,469
                Inventories                                                    1,136,415          348,878
                Prepaid Expenses and Other                                        50,037          221,664
                Income Tax Receivable                                               --            211,188
                Bank Overdraft                                                    10,599             --
                Trade Accounts Payable                                         1,101,286          580,252
                Trade Accounts Payable to Related Parties                        (80,771)        (456,982)
                Accrued Expenses                                                 (53,127)         436,866
                Royalties Payable                                               (123,784)         373,621
                                                                             -----------      -----------

Net Cash Provided by (Used in) Operating Activities                              127,869         (191,315)
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Property and Equipment                                             (732)         (64,111)
    Proceeds from Sale of Property and Equipment                                    --              5,000
    Additions to Song Library                                                       --            (71,972)
    Due from Officer                                                                (975)             447
    Other Assets                                                                    --             32,158
                                                                             -----------      -----------

Net Cash Used in Investing Activities                                             (1,707)         (98,478)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Due to Factor                                                    222,443
    Issuance of Bridge Warrants                                                     --            320,578
    Repayment of Long-Term Debt                                                 (338,496)        (771,021)
                                                                             -----------      -----------

Net Cash Used in Financing Activities                                           (116,053)        (450,443)
                                                                             -----------      -----------

Net Increase (Decrease)  in Cash                                                  10,109         (740,236)

Cash at Beginning of Year                                                            113          740,349
                                                                             -----------      -----------

Cash at End of Year                                                          $    10,222      $       113
                                                                             ===========      ===========

        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR THE YEAR ENDED MARCH 31,
                                                     1997          1996
                                                 -----------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash Paid for Interest                           $     --     $ 103,000
                                                   ========     =========

  Cash Paid (Received) for Income Taxes            $     --     $(211,000)
                                                   ========     =========
NON-CASH FINANCING ACTIVITY:

  Long-Term Note Receivable Given for Certain
      Past Due Royalty Payments                    $     --     $ 830,000
                                                   ========     =========
  Long-Term Debt Incurred for the
      Acquisition of Property and Equipment        $     --     $  31,212
                                                   ========     =========
  Long-Term Debt and Accounts Payable
      Incurred for Insurance                       $     --     $  51,350
                                                   ========     =========

  Issuance of Common Stock for Debt Settlement     $ 17,999     $      --
                                                   ========     =========

        The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

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

On November 18, 1994, the Company completed an initial public offering of its common stock on Form SB-2.

On April 11, 1997, The Singing Machine Company, Inc. filed a voluntary petition for relief pursuant to Chapter 11 of the United States Bankruptcy Act. Accordingly, all debts have been classified as debts subject to compromise. See
Note 12 to the consolidated financial statements related to the Company's Plan of Reorganization.

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

4. FOREIGN CURRENCY TRANSLATION - Local currency is generally considered the functional currency outside the United States. Assets and liabilities are translated at the year-end exchange rate. Income and expense items are translated at average rates of exchange prevailing during the year. The related translation adjustment is not material.

5. INVENTORIES - Inventories are substantially all finished goods, which consist primarily of electronic karaoke audio equipment and accessories, audio and video tapes, and compact discs. Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 31, 1997, the carrying value of audio and video tapes was reviewed by the Company and based upon the outcome of such review, the Company has recorded a reduction in the carrying value of such assets in the amount of $529,414 which was charged to cost of sales.

6. CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

7. INVESTMENT IN SONG LIBRARY - Investment in song library consists of costs incurred in the production or purchase of master song tapes. The carrying value of investment in song library is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the investment in song library will not be recoverable, as determined based on the estimated undiscounted cash of the entity acquired over the remaining amortization period, the Company's carrying value of the investment in song library is reduced by the estimated shortfall of discounted cash flows. As of March 31, 1997, the Company reviewed the carrying value of investment in song library and based upon the outcome of such review, the Company has recorded a reduction in the carrying value of such assets in the amount of $819,740. Accordingly, the write down of the investment in song library has been charged to operations. Amortization expense charged to operations for the fiscal years ended March 31, 1997 and 1996 amounted to $126,507 and $123,023, respectively.

8. PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is provided using an accelerated method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

9. COSTS IN EXCESS OF NET ASSETS ACQUIRED AND TRADEMARKS - The carrying value of goodwill and trademarks are reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill and trademarks will not be recoverable, as determined based on the estimated undiscounted cash of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill and trademarks is reduced by the estimated shortfall of discounted cash flows. As of March 31, 1997 and 1996, the carrying value of goodwill and trademarks was reviewed by the Company and based upon the outcome of such review, the Company has recorded a reduction in the carrying value of such assets relating to music sales in the amount of $1,080,828 and $405,085, respectively. Accordingly, the write down of goodwill and trademarks has been charged to operations. Amortization expense charged to operations for the fiscal years ended March 31, 1997 and 1996 amounted to $134,425 and $89,617, respectively.

10. Income Taxes - Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and allowances for doubtful accounts.

11. REVENUE RECOGNITION - Revenue from the sale of equipment and music are recognized upon shipment and are reported net of returns and allowances. Commission income is recognized as earned.

12. LOSS PER COMMON SHARE - Loss per common share is calculated based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. For the fiscal 1997 and 1996 periods, the effect of the common stock equivalents would be antidilutive and has not been included in the calculation.

13. RECENT PRONOUNCEMENTS - In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for financial statements for periods ending after December 31, 1997 and early adoption is not permitted. The adoption of FAS 128 is not expected to have a material impact on the Company's consolidated financial statements.

14. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, note payable, accounts payable and accrued liabilities approximates fair market value due to the immediate or short-term maturity of these financial instruments. The Company's liabilities are subject to compromise as discussed in note 12 to the consolidated financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses and there is an accumulated deficit of $9,546,672 at March 31, 1997. In addition, the Company does not have a line of credit in place to finance its seasonal needs for purchases of inventory. Management of the Company believes that it has instituted certain initiatives, including an enhanced sales focus and cost reductions that will result in returning the Company to profitable operations in fiscal 1998 although there can be no assurance that this can happen. In addition, as described in note 12, the Company has filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Act and is awaiting approvals of its plan of reorganization. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - SALE OF RECEIVABLES WITH RECOURSE

The Company sells certain trade accounts receivable, subject to full recourse provisions, pursuant to a factoring agreement, as amended. At March 31, 1997, the outstanding balance of such receivables for which the Company is contingently liable was approximately $300,757.

The Company received proceeds of approximately $2,855,000 and $3,191,000 in the fiscal 1997 period and fiscal 1996, respectively, upon the sale of trade accounts receivable under this agreement, and incurred approximately $235,000 and $251,000 in factor fees, respectively. All of the Company's accounts receivables, inventories and intangibles are pledged as collateral under this agreement, and the factor holds back 30% of the approved receivable face amount as security. Minimum factor fees were $10,000 per month.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment as of March 31, 1997 is as follows:

                                                ESTIMATED
                                               USEFUL LIVES
                                                  (YEARS)
                                               ------------

          Computer Equipment                         5       $ 60,139
          Office and Warehouse Equipment             7         94,114
          Tools and Dies                             5        320,490
                                                             --------
                                                              474,743

          Less Accumulated Depreciation                      (296,713)
                                                             --------
                                                             $178,030
                                                             ========

Depreciation and amortization expense on property and equipment for the fiscal 1997 and 1996 is approximately $139,152 and $137,231, respectively.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 5 - LOAN PAYABLE

As of March 31, 1997, loan payable consists of the follows:

Note payable, bearing interest monthly at 8%, due upon demand and subject to compromise. Collateralized by a pledge of 256,666 shares
of common stock held by the designee of a director.                   $ 643,305
                                                                      =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In May 1, 1997, the Company entered into a lease for an office and warehouse facility for a term of 25 months. Pursuant to the terms of the lease, the Company must pay maintenance, insurance and real estate taxes. Total rent expense was approximately $203,000 and $170,000 in the fiscal 1997 and fiscal 1996 periods, respectively. Future minimum lease commitments under noncancelable, the operating lease are as follows:

YEAR ENDING MARCH 31:
---------------------

     1998        59,027
     1999        78,703
     2000        26,234
               --------

               $163,964
               ========

NOTE 7 - RELATED PARTY TRANSACTIONS

At March 31, 1997, the amount due from officer bears interest monthly at 9% per annum and is due on March 31, 1998.

The Company's Hong Kong wholly owned subsidiary, International SMC (HK) Ltd., operates as an intermediary to purchase karaoke hardware from factories located in China.

Memcorp Asia Limited, a company related by a common director, acts as the exclusive agent for International SMC (HK) Ltd. and is paid a commission of 3% of sales for all F.O.B. Hong King shipments. Memcorp Asia coordinates the purchases to, and shipments from various factories in China, processes letters of credit from the customers of International SMC (HK) Ltd., and handles the payments and receipts of funds on behalf of the Company. During fiscal 1997, the Company paid $534,000 to Memcorp Asia Limited in commissions.

During the fiscal 1997 and 1996 periods, the Company purchased certain karaoke audio equipment and accessories from Far East companies (related party suppliers) controlled by a director. During fiscal 1997, the Company purchased goods from FLX (HK) Limited, a company related through a common director, in the amount of approximately $1,900,000. During fiscal 1996, the Company purchased under deferred payment terms, certain karaoke audio equipment and accessories from FLX (HK) Limited. Upon delivery of such equipment in the United States, the Company executes documents of acceptance in favor of a bank in the Far East, which are guaranteed by the director.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

The director has also advanced funds directly to, or on behalf of, the Company with respect to such equipment purchases. For the year ended March 31, 1997, the director did not advance any funds. Amounts outstanding under documents of acceptances or owed directly to these related party suppliers incur interest at 8.0% - 9.5% per annum from the date of shipment to the Company.

In the fiscal 1997 and 1996 periods, equipment purchases from the related party suppliers were approximately $1,923,000 and $1,200,000, respectively; and approximately $40,000 of interest expense was incurred related to these purchases during fiscal 1996. During the fiscal 1995 period, the Company entered into an agreement with the above noted director which provided inventory financing through April 1, 1995 of up to $2,200,000 (inclusive of amounts owed directly, and amounts guaranteed under documents of acceptances). On May 4, 1995, the agreement was renegotiated whereby the director provided inventory financing through April 1, 1996 of up to $500,000. The Company has not negotiated any new agreement with this related supplier. At March 31, 1997, amounts owed directly to the director and amounts owed under documents of acceptances guaranteed by the director were $0.

NOTE 8 - SHAREHOLDERS' DEFICIENCY

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

At March 31, 1997, 215,000 of these options are currently exercisable, and the remaining 78,700, held by three individuals, become exercisable in maximum increments of 20,000 each year through June 29, 1999. Additional incentive or nonqualified stock options may be granted to purchase up to 186,300 shares of the Company's common stock. At March 31, 1997, 480,000 shares or common stock have been reserved for issuance under the Plan.

On November 18, 1994, the Company closed the initial public offering of 1,380,000 shares of its common stock and 1,380,000 warrants (the Public Warrants) for an aggregate purchase price of approximately $7,080,000. The Public Warrants entitle the registered holders to purchase 1.2 shares of common stock at an exercisable price of $3.60 per share. The Public Warrants may be exercised at anytime beginning November 10, 1995 and continuing thereafter until November 10, 1999.

Also, included in the offering were 144,000 warrants issued to the Company's underwriters (the Representatives Warrants). The Representative's Warrants entitle the registered holders to purchase one share of the Company's common stock and a warrant to purchase an additional share of common stock. The exercise price of the warrants for common stock, the underlying warrants, and the common stock subject to issuance pursuant to the underlying Public Warrants is $4.50, $.08 and $5.40, respectively. The warrants became exercisable November 10, 1995 and continuing thereafter until November 10, 1999.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 8 - SHAREHOLDERS' DEFICIENCY (CONTINUED)

During April 1995, 272,250 Bridge Warrants were exercised resulting in net proceeds to the Company of $320,578.

During March 1997, the Company issued 72,000 shares of common stock to settle outstanding debt of approximately $18,000.

NOTE 9 - INCOME TAXES

On September 3, 1991, the Company underwent a change of ownership (as defined by Internal Revenue Code Section 382). This change limits the Company's ability to utilize its approximately $4,057,000 of net operating loss carryforwards (NOL's) as of March 31, 1997 to $14,000 per year (these NOL's expire from 2003 to 2007). At March 31, 1997, the Company has net operating loss carryforwards of approximately $6,900,000, (which are not subject to the above limitations) that expire through 2012. A valuation allowance of approximately $2,700,000 has been recognized to offset primarily all of the deferred tax assets related to these carryforwards.

The differences between the statutory United States federal income tax rate and the effective tax rate are as follows:

                                     YEAR ENDED          YEAR END
                                   MARCH 31, 1997     MARCH 31, 1996
                                   --------------     --------------



Statutory rate                          (34.0)%           (34.0)%
State income tax effect, net of
  federal benefit                        (4.6)%            (4.6)%
Changes in valuation allowance           38.6              38.6
                                         ----              ----
Effective rate                              -%                -%
                                         ====              ====

At March 31, 1997, the components of the cumulative effect of temporary differences in the deferred income tax liability and income tax asset balances are as follow:

                                           TOTAL
                                        -----------
Assets:
Net operating loss carryforwards        $ 2,669,000

Reserves for bad debts, sales
   returns and warranties                    31,000
                                        -----------
                                          2,700,000
Valuation allowance                      (2,700,000)
                                        -----------
Net deferred tax assets                 $      --
                                        ===========

The net change in the valuation allowance during the fiscal 1997 period was an increase of $1,083,000.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company derives primarily all of its equipment and music sales revenues from distributors and retailers of such products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable (including receivables sold to factor with recourse). The credit risk associated with cash is considered low due to the credit quality of the depository institution. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

During the fiscal 1997 and 1996 periods 79% and 63%, respectively, of the Company's total revenues were derived from sales to five customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                      FISCAL    FISCAL
                       1997      1996
                      ------    ------

J.C. Penney            13%        18%
Montgomery Ward        --         16%
Fingerhut              --         12%
Target                 47%        10%


NOTE 11 - FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The following is a summary of certain year end adjustments that are considered material in the aggregate to the results of the fourth quarter.

                                       FISCAL           FISCAL
                                        1997             1996
                                    -----------      -----------

Inventory write-down                $   529,414      $   371,000

Impairment of long-lived assets       1,900,568          405,085

Adjustment of royalties payable        (290,595)            --
                                    -----------      -----------

                                    $ 2,139,387      $   776,085
                                    ===========      ===========

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 12 - DESCRIPTION OF PETITION

On April 11, 1997, The Singing Machine Company, Inc. filed a voluntary petition for relief pursuant to Chapter 11 of the United States Bankruptcy Act. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the March 31, 1997, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

As of February 18, 1998, the Debtor had not received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations including employee wages. The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations. The Debtor has discontinued accruing interest on these obligations.

On December 17, 1997, the United States Bankruptcy court approved the Company's amended disclosure statement. This statement and amended plan of reorganization has been filed and is being mailed together with ballots to the Company's pre-petition shareholders and creditors. The Company expects to emerge from Chapter 11 after court approval.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following are the directors of the Company as of this filing, their respective ages, the year in which each was elected a director and, where applicable, the office of the Company held by the director. Each director elected will hold office for a one year term or until their respective successors have been duly elected and qualified:

                                SERVED AS
                                DIRECTOR
NAME                      AGE     SINCE    OFFICE
---------------------     ---    --------  -------------------------------------
Edward Steele             68      1991     Chief Executive Officer, President,
                                           Chief Financial Officer, and Director
Eugene B. Settler (1)     61      1991     Director
Paul Wu                   67      1991     Director
Josef A. Bauer (2)        60      1995     Director
R. Edward Pearson (3)     35      1997     Vice President and Director
---------
(1) Mr. Settler resigned from the board as of March 26, 1997
(2) Mr. Bauer resigned from the board as of July 16, 1997
(3) Mr. R. Edward Pearson was promoted to Vice President and appointed to the board effective July 16, 1997.

Edward Steele joined the Company in 1988 and has served as the Company's Chief Executive Officer, Chief Financial Officer and as a director since September 1991. As of February 29, 1996, Mr. Steele also assumed the office of President of the Company. From October 1988 to September 1991, Mr. Steele was responsible for the development of the Company's electronic hardware products in the Far East and was the Company's sales director. Prior to joining the Company, Mr. Steele served in executive capacities at a number of companies in the toy and electronics fields, including Managing Director in charge of worldwide sales of Concept 2000, a manufacturer of consumer electronics, from 1971 to 1978; President of Wicely Corp., a distributor of electronic toys and consumer electronics, from 1978 to 1983; and President of Justin Products Corp., an electronic toy manufacturer, from 1983 to 1988.

Eugene B. Settler joined the Company as President in 1988 and served in that office until the termination of his employment agreement on February 22, 1996. Mr. Settler held the office of Director as of March 31, 1997, as he has since September 1991. Mr. Settler resigned his position as Director as of September 17, 1997. Prior to joining the Company, Mr. Settler served as Director of Sales and Marketing for CBS-Epic Records from 1968 to 1971, as Executive Vice President of Marketing for RCA Records from 1971 to 1973, and as Vice President of Marketing of TMC Music Corp. from 1973 to 1974. Mr. Settler was President of Request Records from 1976 to 1981 and Executive Vice President of IJE, Inc. (Kid Stuff Records) from 1981 to 1987.

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

Josef A. Bauer was appointed to the Board of Directors on February 3, 1995 and resigned from such position as of October 10, 1997. Since 1992, Mr. Bauer has been a managing director and principal stockholder of Dero Research Ltd. in Hong Kong, which serves as a manufacturer's representative for the sale of telephone and electronic products. From 1970 to 1993, Mr. Bauer served as managing director and was a principal stockholder of Dero Research Corporation in Tokyo, Japan, which was engaged in the design, engineering and manufacture of automobile audio equipment. He served as a director from 1991 to 1994, of AmeriData Technologies, Inc., a publicly traded computer products and service company. In December 1994, Mr. Bauer was elected to the Board of Directors of Go-Video, Inc., a publicly traded video electronics manufacturer and distributor. Mr. Bauer has also served as president of Banisa Corporation, a privately owned investment company, since 1975. Mr. Bauer is also President of Magna (a position he has held since 1989) and was formerly a director of the Company from February 1990 until September 1991. See Item 12 - "Certain Relationships and Related Transactions."

R. Edward Pearson, age 35, joined the Company in 1995 and has served as the Company's Vice President and Director since July, 1997. Mr. Pearson's duties at the Company include, among others, all facets of sales and marketing of the Company's products to mass merchant and catalog retailers in North America, the development of and implementation of sales plans and presentations to major electronic buyers, management of over 25 independent sales representatives throughout the country, development of karaoke programs for individual retailers, development of all sales support materials and after-sale implementation of sales and shipment programs. Prior to joining the Company, Mr. Pearson was employed by one of Japan's largest karaoke companies with annual revenues of approximately $750 million.

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

DIRECTORS' FEES

The Company currently reimburses each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors or a committee on which he serves. In addition, non-employee directors are entitled to be paid a fee of $750 for each board or committee meeting attended and are entitled to receive 2,500 common stock options per year. No such fees were paid nor options issued for fiscal 1997.

BOARD COMMITTEES

On February 3, 1995, the Board of Directors appointed Audit and Executive Compensation/Stock Option Committees. The Audit Committee consisted of Messrs. Steele, Wu and Bauer and the Executive Compensation/Stock Option Committee consisted of Messrs. Settler, Wu and Bauer. The Audit Committee recommends the engagement of independent auditors to the Board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with the Company's independent auditors, reviews the Company's internal accounting controls, and approves services to be performed by the Company's independent auditors. The Executive Compensation/Stock Option Committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers, the Company's 1994 Amended and Restated Management Stock Option Plan. The entire board of directors operates as a nominating committee. Upon emergence from Chapter 11, the board is expected to re-appoint committee members as a result of the changes in board membership since the end of fiscal 1997.

BOARD AND BOARD COMMITTEE MEETINGS

During the fiscal year ended March 31, 1997, there were two meetings of the Board of Directors. The board members also communicate on a regular basis during the normal course of the business of the Company. The Audit and Executive Compensation/Stock Option Committees of the Board did not meet during the year. All directors attended at least 75% of the meetings of the Board.

EXECUTIVE OFFICERS

The following are the executive officers of the Company, their respective ages, the office of the Company held and the year in which first elected an officer. The executive officers will hold office until the next annual meeting of the Board of Directors or until their respective successors have been duly elected and qualified.

OFFICER'S NAME       AGE    OFFICE                               OFFICER SINCE
-----------------    ---    ----------------------------------   --------------
Edward Steele        68     Chief Executive Officer, President,  September 1991
                            Chief Financial Officer

R. Edward Pearson    35     Vice President                       July 1997

John Klecha          47     Secretary and Treasurer              October 1997

For information regarding Mr. Steele and Mr. Pearson, see description above.

Mr. John Klecha, General Manager of the Company since July 1997, was promoted to Secretary and Treasurer as of October 10, 1997. Mr. Klecha is in charge of all financial and administrative operations of the Company, including the Company's daily operations, shipping and inventory. Mr. Klecha manages the Company's staff and is in control of the Company's billing and order entry, accounts payable and accounts receivable. Prior to joining the Company, Mr. Klecha managed all financial and administrative functions for a toy design, manufacturing and distribution company encompassing 26 employees and revenues of $20 million. Mr. Klecha is a former Certified Public Accountant with more than 25 years of financial and management experience.

Item 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to or accrued for the executive officers of the Company whose annual compensation exceeded $100,000 during the Company's last two fiscal years.

                           SUMMARY COMPENSATION TABLE
               FOR THE FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

                                                                    LONG TERM
                                                                   COMPENSATION
                                       ANNUAL COMPENSATION            AWARDS
                                ------------------------------------------------
NAME AND                                          OTHER ANNUAL        OPTIONS
PRINCIPAL POSITION       YEAR    SALARY   BONUS  COMPENSATION(2) (NO. OF SHARES)
                         ----  ---------- -----  ---------------  --------------
Edward Steele
Chief Executive Officer,
President and Chief      1997  $170,167    $-0-      $7,200            -0-
Financial Officer        1996   145,731(1)  -0-       8,617            -0-
Eugene B. Settler
President (3)            1996   140,841     -0-      11,803            -0-
---------
(1) Mr. Steele enacted a 15% voluntary pay reduction as of September 1995, in light of the Company's poor financial performance and retracted such beginning fiscal 1997.
(2) Fiscal 1997 reflects automobile allowance in total for Mr. Steele; 1996 includes $3,600 in automobile allowance for Messrs. Steele and Settler, respectively.
(3)  Employment agreement terminated by Company February 22,
     1996.

EMPLOYMENT AGREEMENTS

The Company executed an employment agreement with Mr. Steele which commenced as of October 1, 1994 and terminated on March 31, 1997. Pursuant to Mr. Steele's employment agreement, he is entitled to received base compensation of $150,000 per year, which amount automatically increases during the second and third fiscal years by the greater of 5% or the annual increase in the Consumer Price Index. The agreement also provides for bonuses based on a percentage of a bonus pool tied to the annual pre-tax net income (as defined in the agreement) of the Company. No such bonuses were paid for the 1997 or 1996 fiscal years. Mr. Steele would receive 45% of the bonus pool. In the event of a termination of his employment following a change-in-control, Mr. Steele would be entitled to a lump-sum payment of 300% of the amount of his total compensation in the twelve months preceding such termination. During the term of his agreement and for a period of two years after his termination for cause or his voluntary termination of his employment agreement, Mr. Steele could not directly or indirectly compete with the Company in the KARAOKE industry in the United States.

Mr. Steele is currently working under the terms of his prior employment agreement and is expected to enter into negotiations for a new agreement upon the Company's emergence from Chapter 11.

The Company had also entered into an employment agreement with Mr. Settler, which was terminated by the Company on February 22, 1996. As a result of the termination, the Company ceased payments thereunder. Mr. Settler filed a complaint which, under the terms of the employment agreement, was to be settled via binding arbitration. During January, 1998, the Bankruptcy Court granted the Company's motion to approve a settlement agreement effective September 17, 1997, between the Company and Mr. Settler. Prior to this settlement agreement, there was pending in the Bankruptcy Court an adversary proceeding brought by the Company against Settler, for recovery of certain alleged preferential transfers arising from certain payments made to Settler as a result of legal proceedings brought by Settler against the Company for wrongful termination. The parties mediated the dispute and reached a settlement which resolves the adversary proceeding, certain alleged claims by Settler against the Company and others, and provides for an exchange of releases amongst all parties. Under the terms of the agreement, Settler also resigned as a director of the Company and assigned all of his stock certificates and options to the Company. This settlement did not require the payment of any funds by the Company other than a portion of mediation costs incurred.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options granted to the Company's executive officers during the fiscal year ended March 31, 1997.

The following table sets forth information regarding stock options granted to the Company's executive officers during the fiscal year ended March 31, 1995 and the potential value of such options at the end of their terms, assuming certain levels of stock price appreciation:

                                       GRANTS IN FISCAL YEAR 1995
                                          INDIVIDUAL GRANTS(1)
                       ---------------------------------------------------------
                                          PERCENT OF TOTAL
                       SHARES UNDERLY-  OPTIONS GRANTED TO
                        ING OPTIONS        EMPLOYEES IN     EXERCISE  EXPIRATION
       NAME             GRANTED (#)        FISCAL YEAR       PRICE       DATE
       ----            ---------------  ------------------  --------  ----------

Edward Steele..........    75,000             34.3%          $5.50     6/29/99
Eugene B. Settler (2)..    75,000             34.3%          $5.50     6/29/99
---------
(1) All options are incentive stock options granted pursuant to the Company's Plan and have a term of five years. These options were granted on June 29, 1994. 20,000 of such options for each of Messrs. Steele and Settler were immediately exercisable with the balance becoming exercisable in increments of 20,000 shares per year.
(2) Mr. Settler surrendered all of his stock and options, in conjunction with the terms of a settlement agreement effective September 17, 1997.

STOCK OPTION EXERCISES AND HOLDINGS

The following table provides certain information concerning the unexercised options to purchase shares of Common Stock held by the Company's executive officers as of March 31, 1997. No stock options were exercised by any executive officer of the Company during fiscal 1997.

                                          LONG-TERM INCENTIVE PLANS
                                          AWARDS IN LAST FISCAL YEAR

                                                                               VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                                    OPTIONS AT 3/31/97                3/31/97
                                                           (#)                        ($)(1)
                                                 --------------------------  --------------------------
                      SHARES ACQUIRED   VALUE
NAME                  ON EXERCISE(#)   REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                  --------------   --------  -----------  -------------  -----------  -------------
Edward Steele........       0             0        60,000        15,000          (1)           (1)
Eugene B. Settler(2)        0             0        60,000        15,000          (1)           (1)
---------
(1)  No executive of the Company held any "in the money" options in which the fair market value of the Common Stock exceeded the option exercise price as of March 31, 1997.
(2)  Mr. Settler surrendered all of his stock and options, in conjunction with the terms of a settlement agreement effective September 17, 1997.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 1997, the shares of Common Stock beneficially owned by each director of the Company, each executive officer of the Company named in the Summary Compensation Table under the caption "Item 10 - Executive Compensation", each person known to the Company to own more than 5% of the outstanding shares of Common Stock and all directors and executive officers as a group.

                                                 SHARES
                                              BENEFICIALLY         PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER             OWNED               CLASS
------------------------------------          ------------        -----------
Gemco Pacific, Inc.(1)                          256,666               9.1%
500 Hennessy Road
Causeway, Hong Kong

Edward Steele (6)                              245,000(2)             8.7
1551 W. Copans Road, #100
Pompano Beach, Florida  33064

Eugene B. Settler (7)                          242,000(2)             8.6
1551 W. Copans Road, #100
Pompano Beach, Florida  33064

Ford Harvest Ltd.                              183,333                6.5
500 Hennessy Road
Causeway, Hong Kong

Paul Wu                                         75,000(3)             2.7
985 Rexdale Blvd.
Rexdale, Ontario M9W 1R9

Josef A. Bauer                                  22,500(4)             *
820 Park Avenue
New York, NY  10021

All directors and executive officers           584,500(5)            20.8%
as a group (4 persons)
---------
*    Less than 1%
(1) Mr. Wu is a director of Gemco Pacific, Inc. ("Gemco"). Mr. Wu disclaims beneficial ownership of the shares owned by Gemco. All 256,666 of such shares have been pledged by Gemco to Magna International, Inc. ("Magna") to secure payment of an $816,574 promissory note of the Company to Magna.
(2) Includes immediately exercisable options to purchase 60,000 shares of Common Stock.
(3) Includes immediately exercisable options to purchase 75,000 shares of Common Stock.
(4) Consists of immediately exercisable warrants to acquire such shares. Does not include 256,666 shares pledged to Magna by Gemco to secure an outstanding obligation of the Company to Magna. Mr. Bauer is President of Magna.
(5) Includes immediately exercisable options to purchase 195,000 shares of Common Stock and immediately exercisable warrants to acquire 22,500 shares of Common Stock.
(6) Mr. Steele disclaims beneficial ownership of 6,500 shares owned by his wife.
(7) Mr. Settler surrendered all of his stock and options, in conjunction with the terms of a settlement agreement effective September 17, 1997.

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

Based solely upon a review of the copies of the forms furnished to the Company, if any, the Company believes that all filing requirements applicable to its officers and directors were complied with during the 1997 fiscal year.

POSSIBLE CHANGE IN CONTROL

The Company's principal executive officer, Mr. Steele, and its former president and director, Mr. Settler, had agreed to indemnify the Company against certain claims related to compulsory copyright obligations (an "Indemnifiable Claim") asserted with respect to the period from September 3, 1991 through November 10, 1994 by pledging all of their shares of Common Stock to the Company. In the event of the assertion of an Indemnifiable Claim, the Company may require the return of shares of Common Stock to the Company with a market value collectively equal to the Indemnifiable Claim. Mr. Settler has since been released from such indemnification as a result of a settlement agreement effective September 17, 1997. As a result of that indemnification, the Company could reacquire up to approximately 3.25% of its outstanding shares of Common Stock (assuming 2,811,582 shares of Common Stock outstanding as of June 30, 1997) from Mr. Steele.

Gemco had pledged all 256,666 of its shares of the Company's common stock to Magna to secure payment of an $816,574 promissory note (the Magna Note) of the Company to Magna. Josef A. Bauer, a former director of the Company, is President of Magna. The remaining balance of approximately $630,000 is currently classified as a general unsecured claim in the Chapter 11 proceedings. As a result of such default, Magna could acquire approximately 9.1% of the Company's outstanding Common Stock if it pursues legal remedy.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 3, 1991, in consideration for $200,000, Magna, the then owner of all of the issued and outstanding shares of the Company's Common Stock, entered into an option agreement (the "Option Agreement") with Wedge Corp., a Florida corporation ("Wedge"), to sell Wedge's designee 100% of the Company's Common Stock. The stockholders of Wedge were Paul Wu, Edward Steele and Eugene B. Settler (the "Optionees"). In connection with the grant of the option, Wedge agreed to pledge all of the shares subject to the option to Magna as security for the Company's satisfaction of various loans from Magna and an affiliate of Magna. On May 5, 1994, the option was exercised for no additional consideration, and Magna transferred 883,332 shares of the Company's Common Stock to Messrs. Settler and Steele and Mr. Wu's designees, Gemco Pacific, Inc. ("Gemco") and Ford Harvest Ltd. The 256,666 shares held by Gemco are held by Magna as security for the loans from Magna and an affiliate of Magna. Mr. Wu is a director of Gemco. Magna has not provided any material services to the Company since September 3, 1991. Josef A. Bauer, President of Magna, was elected to the Company's Board of Directors on February 3, 1995 and resigned on July 16, 1997.

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

The Company has an agreement with FLX to produce electronic recording equipment, based on the Company's specifications. The Company acts as exclusive agent for LTD and receives commission income from such company based upon 50% of the net profits, as defined, related to sales arranged by the Company for LTD. Paul Wu, a director of the Company, is the Chairman of the Board and a principal stockholder of FLX and LTD. During the fiscal years ended March 31, 1997 and 1996, the Company purchased approximately $1.9 million and $1.2 million, respectively, in equipment from FLX and LTD and received approximately $90,000 and $130,000, respectively, in commission income from LTD. See Item 6 - "Managements Discussion and Analysis of Financial Condition and Results of Operations".

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

Mr. Wu, as Chairman of FLX and LTD, had agreed that FLX and LTD would continue to provide up to $500,000 of inventory financing in the form of loans to, or on behalf of, the Company, or the provision of D/As on the Company's behalf through April 1, 1996. Since April 1, 1995, FLX and LTD have provided inventory financing to the Company in excess of their $500,000 commitment, but have no obligation to do so in the future. The Company has not negotiated any new agreement with these related suppliers. At March 31, 1997, amounts owed directly to Mr. Wu and amounts owed under documents of acceptance were $0.

The Company has arranged with Dero Research, Ltd. in Hong Kong, of which Mr. Bauer is a principal stockholder, letter of credit financing up to $200,000 for purchases of new inventory. Previously, on a case-by-case basis with respect to certain purchase orders, and subject to his discretion, Mr. Bauer has agreed, directly or through a company controlled by Mr. Bauer, to provide inventory financing in the form of letters of credit on the Company's behalf. In exchange, the Company has agreed to reimburse Mr. Bauer for all expenses incurred with respect to such letters of credit and to pay a commission of four percent on the face amount of the letter of credit. In July 1995, Mr. Bauer funded letters of credit aggregating $130,000 for the Company's benefit and has provided no further funding to date.

Memcorp Asia Ltd., act as the exclusive agent for the Company's Hong Kong subsidiary, International, and is paid a commission of 5% of sales for all F.O.B. Hong Kong shipments. Memcorp Asia coordinates the purchases to, and shipments from various factories in China, processes letters of credit from customers of International, and handles the payments and receipts of funds on behalf of the Company. During fiscal 1997 the Company paid $534,000 to Memcorp Asia, a company in which Mr. Joseph Maurice Taub is a common director.

The Company's principal executive officer, Mr. Steele, and its former president and director, Mr. Settler, had agreed to indemnify the Company against certain Indemnifiable Claims asserted with respect to the period from September 3, 1991 through November 10, 1994 by pledging all of their shares of Common Stock to the Company. In the event of the assertion of any Indemnifiable Claim, the Company may require the return of shares of Common Stock to the Company with a market value collectively equal to the Indemnifiable Claim. There can be no assurance, however, that the Company would be able to sell or otherwise dispose of such shares for cash in order to satisfy the Indemnifiable Claim. In addition, the Company would continue to bear all other costs and expenses incurred by, or assessed against, the Company (including legal) associated with such an Indemnifiable Claim, whether or not such Indemnifiable Claim is resolved in favor of the Company. The Company has agreed to release certain shares of Common Stock from the provisions of the pledge and indemnity agreement during the period beginning 13 months after November 10, 1994 under certain circumstances based upon the performance of the Company. No such shares have been released as of June 30, 1997. Mr. Settler has since been released from such indemnification as a result of a settlement agreement effective September 17, 1997. The pledge and indemnity agreement will also terminate as to Messrs. Steele or Settler in the event of their death, provided the Company then maintains life insurance of at least $1,000,000 on each party. No such insurance is presently in place.

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Exhibits.

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

1(a)      Form of Underwriting Agreement between the Company and the
          Representatives(5)
1(b)      Form of Selected Dealers Agreement(3)
3(a) Certificate of Incorporation of the Company, including amendment to be filed with the Secretary of State of Delaware1
3(b)      By-Laws of the Company(1)
4(a) Form of Warrant issued in connection with July, 1994 private offering(1)
4(b) Warrant Agreement and related Warrant Certificate to be issued in connection with the public offering by the Company on November 18, 1994(6)

4(c)      Underwriter's Warrant issued to the Underwriters on November 18,
          1994(6)
*10(a) Employment Agreement between the Company and Edward Steele, dated November 18, 1994(6)
*10(b) Employment Agreement between the Company and Eugene B. Settler, dated November 18, 1994(6)
*10(c) Employment Agreement between the Company and Howard Miller, dated November 18, 1994(6)
10(d) Agreement dated February 28, 1994 between the Company and Magna International Corp(1)
*10(e)    1994 Amended and Restated Management Stock Option Plan(1)
10(f) Financial Consulting Agreement between the Company and the Representatives, dated November 18, 1994(3)
10(g) Consulting Agreement between the Company and Genesis Partners, Inc., dated December 9, 1993, as amended September 2, 1994 and October 20, 1994(4)
10(h) Agreement of Merger dated February 28, 1994, among with Company, The Singing Machine Company, Inc., a California corporation, and Magna International Corp.(1)
10(I) Supply, Support and Distributorship Agreement dated as of January 1, 1994, between the Company and FLX (HK) Ltd(1)
10(j) Supply, Support and Distributorship Agreement dated as of January 1, 1994, between the Company and The SMC Singing Machine Co., Ltd.(1)
10(k) Accounts Receivable Agreement, dated June 15, 1992, between the Company and Bankers Capital, as amended September 22, 1994 and December 30, 1994(2)
10(l) Letter Agreement, dated May 4, 1994, among the Company, Paul Wu, Edward Steele and Eugene B. Settler(1)
10(m) Letter Agreement, dated May 4, 1994, among the Company, Edward Steele and Eugene B. Settler(1)
10(n) Indemnity and Stock Pledge Agreement, dated July 20, 1994, among Eugene B. Settler, Edward Steele and the Company(1)
10(o) Agreement dated June 29, 1994 among the Company, Magna International Corp., Edward Steele, Eugene B. Settler and Gemco Pacific, Inc.(1)
10(p)     Trademark certificates(2)
10(q)     Form of Subscription Agreement evidencing registration rights(3)
10(r)     Letter Agreement, dated March 27, 1995, among the Company and Paul
          Wu(7)
10(s) Letter Agreement, dated May 15, 1995, between the Company and The Harry Fox Agency, Inc.(8)
10(t) Security Agreement, dated May 22, 1995, between the Company and The Harry Fox Agency, Inc.(8)
10(u)     Draft form of Indemnity and Contribution Agreement by and among Eugene
          B. Settler, Edward Steele and Gemco(9)
10(v) Sub-distribution agreement between the Company and Memcorp, Inc., dated October 27, 1995(10)
10(w) Administrative agreement between the Company and Memcorp, Inc., dated October 27, 1995(10)
10(x) Option agreement to purchase one million shares between the Company and Memcorp, Inc., dated October 27, 1995(10)
10(y)     Debtor's Amended Disclosure Statement, dated December 17, 1997.
10(z)     Debtor's Amended Plan of Reorganization, dated December 17, 1997.
10(aa) Agreement regarding treatment of Harry Fox Agency in Debtor's Plan of Reorganization, dated December 16, 1997.
27        Financial Data Schedule.

----------
 *   Compensatory Plan or Management Contract

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33- 81974-A) (the "Registration Statement") as filed on July 27, 1994.
(2) Incorporated by reference to the Amendment No. 1 to the Registration Statement as filed on September 28, 1994.

(3) Incorporated by reference to the Amendment No. 3 to the Registration Statement as filed on October 21, 1994.
(4) Incorporated by reference to the Amendment No. 4 to the Registration Statement as filed on November 4, 1994.
(5) Incorporated by reference to the Amendment No. 5 to the Registration Statement as filed on November 8, 1994.
(6) Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement as filed on December 13, 1994.
(7) Incorporated by reference to the Post-Effective Amendment No. 4 to the Registration Statement as filed on March 29, 1995.
(8) Incorporated by reference to the Company's Report on Form 8-K dated June 5, 1995.
(9) Incorporated by reference to the Company's Annual Report on Form10-KSB for the fiscal year ended March 31, 1995 as filed on June 28, 1995.
(10) Incorporated by reference to the Company's Quarterly Report on Form10-QSB for the quarter ended September 30, 1995 as filed on November 13, 1995.

(b)       Reports on Form 8-K.

          The Company filed two reports on Form 8-K during the year ended March 31, 1996. The Company filed one Item 4 Form 8-K on December 4, 1995, and one Item 6 Form 8-K on February 23, 1996.

          The Company did not file any reports on Form 8-K during the year ended March 31, 1997.

          The Company filed one Form 8-K on May 6, 1997.

                                   SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized1.

                              THE SINGING MACHINE COMPANY, INC.

                              By: /s/ EDWARD STEELE
                                  -----------------
                              Edward Steele, Chief Executive Officer, President, and Director (Principal Executive, Financial and Accounting Officer)

                              Dated: February 24, 1998

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                           CAPACITY                        DATE
---------                           --------                        ----
/s/ EDWARD STEELE
    -------------
    Edward Steele      Chief Executive Officer, President,    February 24, 1998
                       and Director (Principal Executive,
                       Financial and Accounting Officer)

/s/ R. EDWARD PEARSON
    -----------------
    Edward Pearson     Vice President and Director            February 24, 1998

/s/ PAUL WU
    -------
    Paul Wu            Director                               February 24, 1998

                                 EXHIBIT INDEX


EXHIBIT                       DESCRIPTION
-------                       -----------

10(y)     Debtor's Amended Disclosure Statement, dated December 17, 1997.
10(z)     Debtor's Amended Plan of Reorganization, dated December 17, 1997.
10(aa) Agreement regarding treatment of Harry Fox Agency in Debtor's Plan of Reorganization, dated December 16, 1997.
27        Financial Data Schedule.