Form 10QSB
period 1997-06-03
SINGING MACHINE CO INC
filed 1998-06-09
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 1997


                            0 - 24968
                     Commission File Number


               THE SINGING MACHINE COMPANY, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                            95-3795478
(State of Incorporation )            (IRS Employer I.D. No.)


         3101 N.W. 25th Avenue,  Pompano Beach, FL 33069
            (Address of principal executive offices )


                          (954) 968-8006
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ) and ( 2 ) has been subject to such filing requirements for the past 90
days. Yes ___ No   x  .


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No   x .

APPLICABLE ONLY TO CORPORATE ISSUERS

     There were 2,883,582 shares of Common Stock, $.01 par value, issued and outstanding at June 30, 1997.
         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

          Consolidated Balance Sheets - June 30, 1997
          (Unaudited) and March 31, 1996.

          Consolidated Statement of Operations - Three months ended June 30, 1997 and 1996 (Unaudited).

          Consolidated Statement of Shareholders' Equity -
          December 31, 1993 through June 30, 1997.

          Consolidated Statement of Cash Flows - Three months ended June 30, 1997 and 1996 (Unaudited).

          Notes to Consolidated Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                  PART I - FINANCIAL INFORMATION


 Item I.Financial Statements

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED BALANCE SHEET


                                ASSETS

                                       June 30,           March 31,
                                         1997               1997
                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $   15,166         $   10,222
  Trade accounts receivable -
  net of $80,000 allowance
    for doubtful accounts               101,071            309,480
  Accounts receivable -
    related parties                      23,860             31,178
  Inventories - net                   1,054 596          1,170,017
  Prepaid expenses and
    other assets                         81,746             52,834

  TOTAL CURRENT ASSETS                1,276,439          1,573,731

PROPERTY & EQUIPMENT - net of
  accumulated depreciation of
 $331,198                               144,727            178,030

INTANGIBLE ASSETS:
  Investments in song library
    net of accumulated amortization
    Of $364,959                          79,959             91,082

  Total intangible assets                79,959             91,082

OTHER ASSETS                              6,707                -

  TOTAL ASSETS                       $1,507,832         $1,842,843







See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEET


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       June 30,           March 31,
                                         1997               1997
                                       (Unaudited)
CURRENT LIABILITIES
   Trade accounts payable              $ 1,180,408       $ 1,097,487
   Pre-petition Creditors                4,418,744         4,418,744

    TOTAL CURRENT LIABILITIES            5,599,152         5,516,231


COMMISSIONS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
   10,000,000 shares authorized,
   2,883,582 issued and
   outstanding at June 30, 1997
   and March 31, 1997                       28,836            28,836
Additional paid in capital               5,844,448         5,844,448
Accumulated deficit                     (9,964,604)       (9,546,672)

Total stockholders' equity              (4,091,320)        3,673,388


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 1,507,832       $ 1,842,843












See accompany notes to financial statements.

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           ( Unaudited )

                                              Three Months Ended
                                                    June 30,
                                              1997           1996
                                           (Unaudited)    (Unaudited)
REVENUES:
   Equipment sales, net                    $  127,255     $ 1,089,282
   Music sales, net                           100,842         266,384
   Commission income - related party            2,741          14,019
   Other                                       29,955          28,921
                                             260,793       1,398,606

COSTS AND EXPENSES:
  Cost of equipment sales                     173,869       1,010,314
  Cost of music sales                          36,305         211,805
  Other operating expenses                    104,247          99,173
  Selling general and administrative
     expenses                                 298,237         330,144
  Depreciation and amortization                46,675          68,522
                                              659,333       1,719,957

OPERATING INCOME (LOSS)                      (398,540)       (321,351)

OTHER INCOME (EXPENSES):
   Interest income                                557             687
   Interest expense                            (1,799)        (63,767)
   Factoring fees                             (17,036)        (24,888)
                                              (19,392)        (87,967)

INCOME (LOSS) BEFORE TAXES                   (417,932)       (409,318)

PROVISION FOR INCOME TAXES                        -               -

NET INCOME (LOSS)                          $ (417,932)     $ (409,318)

NET INCOME (LOSS) PER SHARE                $    (0.14)     $    (0.15)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING             2,883,582       2,811,582







See accompanying notes to financial statements.

                        THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                         FROM MARCH 31, 1995 THROUGH JUNE 30, 1997


                                      Common Stock       Additional
                                     $.01 Par Value      Paid-In       Accumulated
                                   Shares      Amount    Capital        (Deficit)      Total

Balance - March 31, 1995          2,539,332   $ 25,393   $5,509,314   $(1,820,564)  $3,714,143

  Exercise of Bridge Warrants       272,250      2,723      317,855           -        320,578

  Net loss for the period               -          -            -      (3,850,980)  (3,850,980)

Balance - March 31, 1996          2,811,582     28,116    5,827,169    (5,671,544)     183,741

  Issuance of Common Shares
    for debt settlement              72,000        720       17,279           -         17,999

  Net loss for the period               -          -            -      (3,875,128)  (3,875,128)

Balance - March 31, 1997          2,883,582     28,836    5,844,448    (9,546,672)  (3,672,388)

Balance - June 30, 1997           2,883,582   $ 28,836  $ 5,844,448   $(9,546,672) $(3,672,388)





See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            ( Unaudited )

                                              Three Months Ended
                                                    June 30,
                                              1997           1996
                                           (Unaudited)    (Unaudited)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     $   14,986     $ (359,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property & equipment                            -              103
  Additions to song library                       -               (1)
  Additions to trademarks                         -
  Receivable from related parties                 557           (155)
  Other assets                                    -           13,506

 Net cash provided by (used in)
     investing activities                         557         13,453

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable
     - related party                              -              -
  Repayments from notes payable                   -              -
  Proceeds from notes payable                     -          407,692
  Proceeds from issuance of
     bridge warrants                              -              -
  Repayments of notes payable                     -          (14,019)
  Deferred taxes                                  -              -
  Issuance of common stock & warrants             -              -
  Proceeds of long term debt                      -              -
  Repayment of long term debt                     -           (7,373)

   Net cash provided by (used in)
     financing activities                         -          386,300

INCREASE (DECREASE) IN CASH                    15,543         40,009

CASH - BEGINNING OF PERIOD                       (377)           113

CASH - END OF PERIOD                       $   15,166     $   40,122






See accompanying notes to financial statements.

NOTE 1 -  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          The accompanying consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended March 31, 1997.

          The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended March 31, 1997 which are included in Form 10-KSB.

          In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

          The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998.

          The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter company
          balances and transactions have been eliminated.   Assets
          and liabilities of the foreign subsidiary are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustment is not material.

 NOTE 2 -REORGANIZATION

          On April 11, 1997, the Company filed a voluntary bankruptcy petition for relief pursuant to 11 U.S.C. Chapter 11 of the United States Bankruptcy Act. Under Chapter 11, creditors are prohibited from taking actions against the Company without court approval while the Debtor operates the Company and formulates a Plan of Reorganization.

NOTE 3 -  MAJOR CUSTOMERS

          During the three months ended June 30, 1997 and 1996, 86.3% and 66.6%, respectively, of the Company's total revenue were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                           THREE MONTHS ENDED   THREE MONTHS ENDED
                             JUNE 30, 1997        JUNE 30, 1996
          J.C. Penney            37.7%                21.5%

          Target                 11.0%                12.4%

          Fingerhut              27.6%                11.6%

          Memcorp                 -                   11.4%


          Because of the seasonality of the Company's sales, these results may be distorted due to historically low percentage of overall sales during the Company's first quarter.

NOTE 4 -  SUBSEQUENT EVENTS

          Since the Chapter 11 filing, the Company has made considerable positive advancements. The Company has reduced the size of its corporate offices and warehousing operations with an emphasis on reduction of inventory. Total combined operating space was reduced from 29,000 to 10,000 square feet, thereby reducing rental facility expenses by $12,000 per month, and the Company's staff has been reduced to the minimum needed to continue to operate efficiently. The Company has also arranged with Asiatech 52 Manufacturing Ltd. ("A-Tech") in Hong Kong for 90 day document of acceptance ("DA") financing up to $200,000.

          With regard to the retention of the Company's customer base, the major accounts, Target, J.C. Penney, Fingerhut, and FAO Schwarz have continued to purchase products from the Company. In addition, the Company began a new customer relationship with Best Buy, which had shipments exceeding $1,000,000 during the fiscal 1998 selling season.

          The Company filed motion with the Bankruptcy Court, which was approved, regarding the treatment of the Harry Fox Agency in the plan. The Harry Fox Agency, Inc. ("HFA") is the Company's principal copyright royalty creditor to whom the company owes approximately $820,000, including royalties on the Company's current inventory. These royalties were governed by the terms of a prior settlement agreement and collateralized by the Company's master song recordings. In the agreement, HFA agreed to amend its proof of claim and to reflect this $820,000 as general unsecured debt and further, to elect to accept issuance of shares of the recognized Company on the following basis: for each $2.00 of debt, HFA will receive one share of common stock or approximately 410,000 shares.

          On February 9, 1998, the Bankruptcy Court granted the Company's motion to approve a settlement agreement entered into on December 24,1997, between the Company and Eugene Settler ("Settler"), a shareholder as well as former officer and director of the Company. Prior to this settlement agreement, there was pending in the Bankruptcy Court an adversary proceeding brought by the Company against Settler, for recovery of certain alleged preferential transfers arising from certain payments made to Settler as a result of legal proceedings brought by Settler against the Company for wrongful termination. The parties mediated the dispute and reached a settlement which resolves the adversary proceeding, certain alleged claims by Settler against the Company and others, and provides for an exchange of releases amongst all parties. Under the terms of agreement, Settler also resigned as a director of the Company and assigned all of his stock certificates and options to Colony Electronics. This settlement did not require the payment of any funds by the Company other than a portion of the mediation costs incurred.

          The Bankruptcy court approved the Plan of Reorganization on February 26, 1998. The significant elements of the plan include (i) additional estimated administrative costs of $116,000 for the company's bankruptcy counsel,
          (ii) the secured claim by Bankers Capital, the Company's factor, of $106,000 shall be paid according to the terms of its contract with the Company, which is current, (iii) general unsecured creditors whose claims are equal to or less than $300 shall receive a cash payment of 10% of the amount of their allowed claim, and (iv) general unsecured creditors whose claim exceed $300 were given the option of receiving a cash payment of 10% of the amount of their allowed claim or receiving one share of new common stock in the reorganized company for each $2.00 of an allowed claim. Over 90% of the general unsecured creditors chose shares of stock in the reorganized company. This resulted in a significant transfer of the Company's debt to equity on the Company's post reorganization balance sheet. Any cash payments to unsecured creditors would be paid in two equal installments ten days after the Plan is confirmed and six months thereafter. Holders of existing common shares of the Company, equity interest holders, will have their interest diluted by ninety percent (90%) at confirmation under the Plan, so that for each ten shares of common stock owed they will receive one share of new common stock in the reorganized company.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The analysis of the Company's financial condition, liquidity, capital resources, and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

          General

          The Singing Machine Company Inc., incorporated in
          Delaware in 1994, together with its wholly owned subsidiary, International (SMC) HK, Ltd. (hereafter referred to as the "Company"), engages in the production and distribution of karaoke audio software and electronic recording equipment.

          The Company's electronic recording and playback products are marketed under The Singing Machine or Memorex trademarks. The Company's audio software is marketed under the trademark Karaoke Kassette , Karaoke Kompact Disc and Karaoke Video kassette . The Company's products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

          The Company's karaoke machines and karaoke software are currently sold in such retail outlets as Target, Best
          Buy,  J.C. Penney and Fingerhut.

          On October 27, 1995 the Company signed an exclusive five
          (5) year sub-distribution agreement with Memcorp, Inc. a Florida company holding rights to MEMOREX, a registered trademark name. Under the agreement the Company became the exclusive sub-distributor of karaoke hardware products under "Memorex" trademark.

          The Company continues to post losses. For the first quarter of fiscal 1998, the Company lost approximately ($418,000). The Company's working capital deficit as of June 30,1997 was approximately $4.3 million. As a result of historical losses, a net working capital deficiency and lack of financing, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern based on their audit of the Company's financial statements for the fiscal year ended March 31, 1997. See "Result of Operations", "Liquidity and Capital Resources" and "Going Concern", for the fiscal quarter ended June 30, 1997 for further information.

          Strategy

          Currently the Company is focusing on its audio equipment operations with the intention of increasing cash flow, improving operating efficiency, increasing internal growth and returning to profitability. The Company's intent is to obtain additional market share through an emphasis on the affordability, selection, and quality of its products. The Company is also focusing greater sales efforts on mass market retailers, such as Target, J.C. Penney and Best Buy, which the Company believes have greater potential for increased software sales. The Company has historically sold its software products predominately to chain music stores and music distributors and believes that potential in this market has decreased. In order to reduce expenses, management has limited the development of new products for both audio equipment and audio software. There can be no assurance that the Company will be able to successfully implement its strategy.

          RESULTS OF OPERATIONS
          THREE MONTHS ENDED JUNE 30, 1997 AND 1996

          REVENUES

          Total revenues decreased by approximately $1,138,000 or 81% during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease in revenue is primarily a result of decreases in equipment and software sales and high rate of returns.

          Revenues from equipment sales decreased 80% to approximately $127,000 for the first quarter of fiscal 1998 compared to $1,090,000 for the first quarter of fiscal 1997. The decrease in equipment sales was primarily a result of the reduction of the Company's existing inventory and the inability of the Company to obtain new financing to purchase new inventory in the Chapter 11 reorganization.

          Revenues from music sales declined by 62% to approximately $101,000 for the first quarter of fiscal 1998 compared to $226,000 for the first quarter of fiscal 1997. Commissions and other income decreased by approximately $10,000 to $33,000 for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease reflects lower commission income from a related party, primarily due to International's increased business operations in Hong Kong, reflecting lower licensing fees.

          GROSS PROFIT

          Gross profit from equipment and music sales decreased approximately $116,000 to $17,900 or 7.8% for the first quarter of fiscal 1998, compared to $133,600 or 9.6% for the first quarter of fiscal 1998, compared to $133,600 or 9.6% for the first quarter of fiscal 1997. The decrease in gross profit was primarily a result of the reduction of the Company's existing inventory and the inability of the Company to obtain new financing to purchase new inventory in the Chapter 11 reorganization.

          OTHER OPERATING EXPENSES

          Other operating expenses increased approximately $5,000, or 5% during the first quarter of fiscal 1998 compared to the same period a year ago, The increase is primarily due to costs associated with the high amount of returns.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses decreased approximately $32,000 or 10%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease is primarily due to management's commitment to reduce overhead in its effort to return the Company to profitability.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense decreased approximately $21,800 or 32% to $46,700 for the first quarter of fiscal 1998 compared to the $68,500 recorded last year. The decrease is primarily the result of the write off of the costs of trademarks no longer used, cost in excess of net assets (goodwill), and the write-down of the song library due to the bankruptcy reorganization.

          OTHER EXPENSES

          Net interest expense decreased approximately $62,000 or 97% during the first quarter of fiscal 1998 compared to the same period year ago. The decrease is primarily the result of a stay of interest during the first quarter of 1998 due to the Chapter 11 bankruptcy filing.

          Loss on sales of accounts receivable was 6.5% and 1.8% of total revenues during the first quarter of fiscal 1998 and 1997 respectively. The loss decreased $7,900 to 17,000, compared to the $24,900 recorded last year primarily due to a lower amount of receivables factored during the first quarter of fiscal 1998.

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

          FINANCIAL CONDITION

          At June 30, 1997, the Company had current assets of $1,276,439, compared to $1,573,731 at March 31, 1997;
          total assets of $1,507,832 as compared to $1,842,843 at March 31, 1997; current liabilities of $5,599,152 as compared to $5,516,231 at March 31, 1997, and a current net worth of $1,507,832 as compared to $1,842,843 at March 31, 1997. (See "Financial Statements"). The decrease in total assets and net worth are principally due to the net loss incurred for the period.

          LIQUIDITY AND CAPITAL RESOURCES

          There was a working capital deficiency of approximately $4.3 million, as of June 30, 1997 compared to a working
          capital deficit of $2.7 million a year ago.   The Company
          continues to suffer from a lack of liquidity and capital resources which have affected its ability to conduct business in a profitable manner. The Company has made a considerable effort to sell to its customers FOB Hong Kong using letter of credit which reduces Its reliance upon funding for inventory.

          The Company is a party to a factoring agreement, dated September 5, 1997, with Bankers Capital ("Bankers"), a division of Bankers Leasing Associations, Inc., pursuant to which Bankers purchases certain of the Company's accounts receivable. Under the agreement, Bankers purchases certain selected accounts receivable from the Company and advances 50% of the face amount of those receivables to the Company. Bankers retains discretion to
          determine which of the  Company's   accounts receivable
          it will purchase. The agreement with Bankers expires on June 5, 1998.

          In addition to Bankers Capital the Company has contracted effective February, 1998 with Asia-Tech Manufacturing to act as the Company's agent in Hong Kong. For a commission of 5% of the manufacturing cost of all FOB Hong Kong orders. Asia-Tech will coordinate and expedite orders and shipments for the Company as well as expedite the negotiation of letters of credit on behalf of the Company. As part of the agency agreement, Asia-Tech will provide a $200,000 line of credit for the purchase of inventory.

          Although the company is currently engaged in negotiations with regard to securing third-party financing to replace or augment the financing in place, there can be no assurance that such financing will be available on terms satisfactory to the Company or at all.

          GOING CONCERN

          The report of the Company's independent auditors on its 1997 financial statements express substantial doubt about the company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1997 and an accumulated deficit of approximately $10.0 million. The auditors have further noted that the Company experienced a substantial decline in sales. The Company is currently dependent on the financing provided by Asia-Tech & Bankers Capital to allow it to make inventory purchases in advance of the peak holiday selling season. The Company does not have a dedicated line of credit in place to finance its seasonal needs for inventory purchases. The discontinuance of financing currently in place could result in the Company being forced to curtail its operations. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

                  PART II  -  OTHER  INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) There are no exhibits to this report.

       (b) There were no reports on Form 8- K filed during the quarter.

        THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 The Singing Machine Company, Inc.




                                  By:/s/Edward Steele
                                     Edward Steele
                                     Chief Financial Officer