Form 10QSB
period 1997-09-30
SINGING MACHINE CO INC
filed 1998-06-23
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ) and ( 2 ) has been subject to such filing requirements for the past 90
days. Yes     No  x  .


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No  x .

APPLICABLE ONLY TO CORPORATE ISSUERS

     There were 2,883,582 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 1997.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

               Consolidated Balance Sheets - September 30, 1997
               (Unaudited) and March 31, 1996.

               Consolidated Statement of Operations - Three months and six months ended September 30, 1997 and 1996
               (Unaudited).

               Consolidated Statement of Shareholders' Equity -
               December 31, 1993 through September 30, 1997.

               Consolidated Statement of Cash Flows - Six months ended September 30, 1997 and 1996 (Unaudited).

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


Item I.   Financial Statements

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED BALANCE SHEET


                                ASSETS

                                     September 30,        March 31,
                                         1997               1997
                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $   39,393         $   10,222
  Trade accounts receivable -
    net of $80,000 allowance
    for doubtful accounts               876 617            309,480
  Accounts receivable -
    related parties                      24,429             31,178
  Inventories - net                   1,018 821          1,170,017
  Prepaid expenses and
    other assets                         98,117             52,834

  TOTAL CURRENT ASSETS                2,057,377          1,573,731

PROPERTY & EQUIPMENT - net of
  accumulated depreciation of
 $364,119                               111,024            178,030

INTANGIBLE ASSETS:
  Investments in song library
    net of accumulated amortization
    of $376,081                          68,836             91,082

  Total intangible assets                68,836             91,082

OTHER ASSETS                              7,757                -

  TOTAL ASSETS                       $2,244,994         $1,842,843








See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEET


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                     September 30,        March 31,
                                         1997               1997
                                      (Unaudited)
CURRENT LIABILITIES
   Trade accounts payable             $ 1,828,640       $ 1,097,487
   Pre-petition Creditors               4,418,744         4,418,744

    TOTAL CURRENT LIABILITIES           6,247,384         5,516,231


COMMISSIONS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
   10,000,000 shares authorized,
   2,883,582 issued and
   outstanding at
   September 30, 1997
   and March 31, 1997                      28,836            28,836
Additional paid in capital              5,844,448         5,844,448
Accumulated deficit                    (9,875,674)       (9,546,672)

Total stockholders' equity             (4,002,390)        3,673,388


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 2,244,994       $ 1,842,843












See accompany notes to financial statements.

                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          ( Unaudited )


                                        Three Months Ended                 Six Months Ended
                                  September 30,      September 30,   September 30,    September 30,
                                      1997               1996            1997             1996
REVENUES:
   Equipment sales, net            $1,878,957          $4,345,078     $2,006,212       $5,434,360
   Music sales, net                   251,990             454,323        352,832          720,707
   Commission income
     - related party                    1,702              55,145          4,443           69,164
   Other                                9,928              37,251         39,883           66,172

Total revenues                      2,142,577           4,891,797      2,398,927        6,290,403

COSTS AND EXPENSES:
   Cost of equipment sales          1,583,348           3,747,906      1,757,217        4,758,220
   Cost of music sales                 69,545             324,438        105,850          536,243
   Other operating expenses            77,660             155,177        181,907          254,350
   Selling general and
    administrative expense            245,678             620,752        540,585          950,895
   Depreciation and amortization       46,673              69,008         93,348          137,530

Total costs and expenses            2,022,904           4,917,281      2,678,907        6,637,228

Operating income ( loss )             119,673             (25,485)      (279,980)        (346,835)

Other income ( expenses ):
   Interest income                        569                 755          1,125            1,442
   Interest expense                    (2,416)            (12,944)        (4,215)         (76,711)
   Factor fees                        (28,896)            (41,020)       (45,932)         (65,908)

Total other expenses, net             (30,743)            (53,209)       (49,022)        (141,177)

Income ( loss ) before taxes
and extraordinary item                 88,930             (78,694)      (329,022)        (488,012)

Extraordinary item, net of
  income taxes:
  Gain from debt extinguishment           -                71,285            -             71,285


                          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                        Three Months Ended                 Six Months Ended
                                  September 30,      September 30,   September 30,    September 30,
                                      1997               1996            1997             1996

Income (loss) before taxes         $   88,930         $    (7,409)    $  (329,022)     $  (416,727)

Net income (loss)                  $   88,930         $    (7,409)    $  (329,022)     $  (416,727)

Net income (loss) per share        $     0.03         $     (0.00)    $     (0.11)     $     (0.15)

WEIGHTED AVERAGE COMMON
  AND COMMON  EQUIVALENT
  SHARES OUTSTANDING                2,883,582           2,811,582       2,883,582        2,811,582











See accompanying notes to financial statements.

                          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                         FROM MARCH 31, 1995 THROUGH SEPTEMBER 30, 1997


                                      Common Stock       Additional
                                     $.01 Par Value      Paid-In       Accumulated
                                   Shares      Amount    Capital        (Deficit)      Total

Balance - March 31, 1995          2,539,332   $ 25,393   $5,509,314   $(1,820,564)  $3,714,143

  Exercise of Bridge Warrants       272,250      2,723      317,855           -        320,578

  Net loss for the period               -          -            -      (3,850,980)  (3,850,980)

Balance - March 31, 1996          2,811,582     28,116    5,827,169    (5,671,544)     183,741

  Issuance of Common Shares
    for debt settlement              72,000        720       17,279           -         17,999

  Net loss for the period               -          -            -      (3,875,128)  (3,875,128)

Balance - March 31, 1997          2,883,582     28,836    5,844,448    (9,546,672)  (3,672,388)

Balance - June 30, 1997           2,883,582     28,836    5,844,448    (9,964,604)  (4,091,320)

Balance - September 30, 1997      2,883,582   $ 28,836  $ 5,844,448   $(9,875,674) $(4,002,390)






See accompanying notes to financial statements.

                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                          ( Unaudited )

                                        Three Months Ended                 Six Months Ended
                                  September 30,      September 30,   September 30,    September 30,
                                      1997               1996            1997             1996
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES             $   25,846         $  456,728      $   40,778       $   96,985

CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Property & equipment                    -               (3,141)            -             (3,038)
  Additions to song library               -                  -               -                 (1)
  Receivable from
    related parties                      (569)              (938)          6,749           (1,093)
  Other assets                         (1,050)           (13,505)         (7,757)              (1)

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                 (1,619)           (17,584)         (1,008)          (4,133)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from notes payable             -               85,040             -            492,732
  Repayments of notes payable             -             (185,142)            -           (199,161)
  Repayment of long term debt             -               (3,441)            -            (10,814)

NET CASH PROVIDED BY (USED)IN
  FINANCING ACTIVITIES                    -             (103,543)            -            282,757

INCREASE (DECREASE) IN CASH            24,227            335,601          39,770          375,610

CASH AT BEGINNING OF PERIOD            15,166             40,122            (377)             113

CASH AT END OF PERIOD              $   39,393         $  375,723        $ 39,393       $  375,723


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

          The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998.

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

NOTE 3 -  MAJOR CUSTOMERS

          During the six months ended September 30, 1997 and 1996, 85.7% and 78.7%, respectively, of the Company's total revenue were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                           SIX MONTHS ENDED     SIX MONTHS ENDED
                          SEPTEMBER 30, 1997   SEPTEMBER 30, 1996

          J.C. Penney            19.2%                17.1%
          Target                 34.4%                48.1%
          Fingerhut              10.6%                  -
          Best Buy               14.3                   -

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

          The Company continues to post losses. For the first quarter of fiscal 1998, the Company lost approximately ($418,000). The Company's working capital deficit as of June 30,1997 was approximately $4.3 million. As a result of historical losses, a net working capital deficiency and lack of financing, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern based on their audit of the Company's financial statements for the fiscal year ended March 31, 1997. See "Result of Operations", "Liquidity and Capital Resources" and "Going Concern", for the fiscal quarter ended September 30, 1997 for further information.

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

          RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

          REVENUES

          Total revenues decreased by approximately $2,749,000 or 56% during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The decrease in revenue is primarily a result of decreases in equipment and software sales and high rate of returns.

          Revenues from equipment sales decreased 57% to approximately $1,879,000 for the second quarter of fiscal 1998 compared to $4,345,078 for the second quarter of fiscal 1997. The decrease in equipment sales was primarily a result of the reduction of the Company's existing inventory and the inability of the Company to obtain new financing to purchase new inventory in the Chapter 11 reorganization.

          Revenues from music sales declined by 45% to approximately $252,000 for the second quarter of fiscal 1998 compared to $454,000 for the second quarter of fiscal 1997. Commissions and other income decreased approximately $81,000 to $11,000 for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The decrease reflects lower commission income from a related party, primarily due to International's increased business operations in Hong Kong, reflecting lower licensing fees

          GROSS PROFIT

          Gross profit from equipment and music sales decreased approximately $302,000 to $296,000 or 15.8% for the second quarter of fiscal 1998, compared to $597,000 or 13.7% for the second quarter of fiscal 1997. The decrease in gross profit was primarily a result of the reduction of the Company's existing inventory and the inability of the Company to obtain new financing to purchase new inventory in the Chapter 11 reorganization.

          OTHER OPERATING EXPENSES

          Other operating expenses decreased approximately $78,000, or 50% during the second quarter of fiscal 1998 compared to the same period a year ago, The decrease is primarily due to a reduction in staff and moving to a small facility.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses decreased approximately $375,000 or 60%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal
          1997.   The decrease is primarily due to a reduction of
           staff and moving to smaller office and warehousing operations during the second quarter of fiscal 1998. Also during the first six months of fiscal 1997 the Company incurred $118,100 for administration of the Company's subsidiary in Hong Kong. This cost was incurred in cost of sales during the first six months of fiscal 1998.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense decreased approximately $22,000 or 32% to $46,700 for the second quarter of fiscal 1998 compared to the $69,000 recorded last year. The decrease is primarily the result of the write off of the costs of trademarks no longer used, cost in excess of net assets (goodwill) and the write-down of the song library due to the reorganization filing.

          OTHER EXPENSES

          Net interest expense decreased approximately $10,000 or 85%, during the second quarter of fiscal 1998 compared to the same period year ago. The decrease is primarily the result of a stay of interest during the first six months of 1998 due to the chapter 11 bankruptcy filing.

          Loss on sales of accounts receivable was 1.3% and 0.8% of total revenues during the first quarter of fiscal 1998 and 1997 respectively. The loss decreased $12,000 to $28,900, compared to the $41,000 recorded last year primarily due to a lower amount of receivables factored during the second quarter of fiscal 1998.

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

          FINANCIAL CONDITION

          At September 30, 1997, the Company had current assets of $2,057,377, compared to $1,573,731 at March 31, 1997;
          total assets of $2,244,994 as compared to $1,842,843 at March 31, 1997; current liabilities of $6,247,384 as compared to $5,516,231 at March 31, 1997, and a current net worth of $2,244,994 as compared to $1,842,843 at March 31, 1997. (See "Financial Statements"). The decrease in total assets and net worth are principally due to the net loss incurred for the period.

          LIQUIDITY AND CAPITAL RESOURCES

          There was a working capital deficiency of approximately $4.2 million, as of September 30, 1997 compared to a working capital deficit of $2.7 million a year ago. The Company continues to suffer from a lack of liquidity and capital resources which have affected its ability to conduct business in a profitable manner. The Company has made a considerable effort to sell to its customers FOB Hong Kong using letter of credit which reduces Its reliance upon funding for inventory.

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

                                  The Singing Machine
                                  Company, Inc.




                                  By:/s/ Edward Steele
                                     Edward Steele
                                     Chief Financial Officer