Form 10QSB
period 1997-12-31
SINGING MACHINE CO INC
filed 1998-07-10
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended December 31, 1997


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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 2,883,582 shares of Common Stock, $.01 par value, issued and outstanding at December 31, 1997.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - December 31, 1997
               (Unaudited) and March 31, 1996.

               Consolidated Statement of Operations - Three months ended December 31, 1997 and 1996 (Unaudited).

               Consolidated Statement of Shareholders' Equity -
               December 31, 1993 through December 31, 1997.

               Consolidated Statement of Cash Flows - Nine months ended December 31, 1997 and 1996 (Unaudited).

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

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                  PART I - FINANCIAL INFORMATION


Item I.   Financial Statements

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED BALANCE SHEET


                                ASSETS

                                     December 31,         March 31,
                                         1997               1997
                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $   33,599         $   10,222
  Trade accounts receivable -
    net of $80,000 allowance
    for doubtful accounts               546,632            309,480
  Accounts receivable -
    related parties                      24,924             31,178
  Inventories - net                     480,948          1,170,017
  Prepaid expenses and
    other assets                         47,754             52,834

  TOTAL CURRENT ASSETS                1,133,857          1,573,731

PROPERTY & EQUIPMENT - net of
  accumulated depreciation of
 $428,462                                77,322            178,030

INTANGIBLE ASSETS:
  Investments in song library
    net of accumulated amortization
    Of $364,959                          57,713             91,082

  Total intangible assets                57,713             91,082

OTHER ASSETS                              7,757                -

  TOTAL ASSETS                       $1,276,649         $1,842,843








See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEET


                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                      December 31,         March 31,
                                          1997               1997
                                      (Unaudited)
CURRENT LIABILITIES
   Trade accounts payable              $   620,542       $ 1,097,487
   Pre-petition Creditors                4,418,744         4,418,744

    TOTAL CURRENT LIABILITIES            5,039,286         5,516,231


COMMISSIONS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
   10,000,000 shares authorized,
   2,883,582 issued and
   outstanding at December 31, 1997
   and March 31, 1997                       28,836            28,836
Additional paid in capital               5,844,448         5,844,448
Accumulated deficit                     (9,635,921)       (9,546,672)

Total stockholders' equity              (3,762,637)        3,673,388


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 1,276,649       $ 1,842,843












See accompany notes to financial statements.

                          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                            Three Months Ended              Nine Months Ended
                                                December 31,                   December 31,
                                            1997           1996             1997           1996
                                         (Unaudited)    (Unaudited)
REVENUES:
   Equipment sales, net                  $3,257,985     $ 3,990,887     $ 5,264,197    $ 9,425,247
   Music sales, net                         301,983         677,733         654,815      1,398,440
   Commission income - related party          1,389          12,947           5,832         82,111
   Other                                     35,010           5,802          74,894         71,974
                                          3,596,367       4,687,369       5,999,738     10,977,772

COSTS AND EXPENSES:
  Cost of equipment sales                 2,722,679       3,167,527       4,479,896      7,925,747
  Cost of music sales                        84,338         423,080         190,188        959,323
  Other operating expenses                   99,470         236,255         281,377        490,604
  Selling general and administrative
     expenses                               366,139         659,670         911,166      1,610,566
  Depreciation and amortization              46,675          67,319         140,025        204,849
                                          3,319,301       4,553,851       6,002,652     11,191,089

OPERATING INCOME (LOSS)                     277,066         133,518          (2,914)      (213,318)

OTHER INCOME (EXPENSES):
   Interest income                              496             704           1,621          2,146
   Interest expense                            (700)        (23,532)         (4,915)      (100,242)
   Settlement costs                             -          (247,938)            -         (247,938)
   Factor fees                              (37,109)        (65,517)        (83,041)      (131,425)
                                            (37,313)       (336,283)        (86,335)      (477,459)

INCOME (LOSS) BEFORE TAXES AND
 EXTRAORDINARY ITEM                         239,753        (202,765)        (89,249)       (690,777)


                          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                            Three Months Ended              Nine Months Ended
                                                December 31,                   December 31,
                                            1997           1996             1997           1996
                                         (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)
EXTRAORDINARY ITEM, NET OF INCOME TAXES:
 Gain from debt extinguishment                  -             1,156             -           72,441

INCOME (LOSS) BEFORE TAXES                  239,753        (201,609)        (89,249)      (618,336)


NET INCOME (LOSS)                        $  239,753      $ (201,609)    $   (89,249)   $  (618,336)

NET INCOME (LOSS) PER SHARE              $      .08      $     (.07)    $      (.03)   $      (.22)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING           2,883,582       2,811,582       2,883,582      2,811,582







See accompanying notes to financial statements.

                           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                         FROM MARCH 31, 1995 THROUGH December 31, 1997

                                      Common Stock       Additional
                                     $.01 Par Value      Paid-In       Accumulated
                                   Shares      Amount    Capital        (Deficit)      Total
Balance - March 31, 1995          2,539,332   $ 25,393   $5,509,314   $(1,820,564)  $3,714,143

  Exercise of Bridge Warrants       272,250      2,723      317,855           -        320,578

  Net loss for the period               -          -            -      (3,850,980)  (3,850,980)

Balance - March 31, 1996          2,811,582     28,116    5,827,169    (5,671,544)     183,741

  Issuance of Common Shares
    for debt settlement              72,000        720       17,279           -         17,999

  Net loss for the period               -          -            -      (3,875,128)  (3,875,128)

Balance - March 31, 1997          2,883,582     28,836    5,844,448    (9,546,672)  (3,672,388)

Balance - June 30, 1997           2,883,582     28,836    5,844,448    (9,875,674)  (3,672,388)

Balance - December 31, 1997       2,883,582   $ 28,836  $ 5,844,448   $(9,635,921) $(3,762,637)



See accompanying notes to financial statements.

                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                           (Unaudited)

                                            Three Months Ended              Nine Months Ended
                                                December 31,                   December 31,
                                            1997           1996             1997           1996
                                         (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                   $   46,751    $  (179,120)      $   30,399     $  (82,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property & equipment                          -            1,014              -           (2,024)
  Additions to song library                     -              -                -               (1)
  Receivable from related parties              (495)          (704)           6,254         (1,797)
  Other assets                               53,040           (801)          (2,677)          (803)

  Net cash provided by (used in)
     investing activities                    52,545           (491)           3,577         (4,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                   -              -                -          492,732
  Repayments of notes payable                   -         (150,908)             -         (350,069)
  Repayment of long term debt                   -           (6,270)             -          (17,084)

   Net cash provided by (used in)
     financing activities                       -         (157,178)             -          125,579

INCREASE (DECREASE) IN CASH                  (5,794)      (336,789)          33,976         38,821

CASH - BEGINNING OF PERIOD                   39,393        375,723             (377)           113

CASH - END OF PERIOD                     $   33,599     $  375,723       $   33,599     $   38,934






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

          The results of operations for the three months and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998.

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

NOTE 2 -  REORGANIZATION

          On April 11, 1997, the Company filed a voluntary bankruptcy petition for relief pursuant to 11 U.S.C.
          Chapter 11 of the United States Bankruptcy Act.  Under

          Chapter 11, creditors are prohibited from taking actions against the Company without court approval while the Debtor operates the Company and formulates a Plan of Reorganization.

NOTE 3 -  MAJOR CUSTOMERS

          During the three months ended December 31, 1997 and 1996, 84.7% and 66.8%, respectively, of the Company's total revenue were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                         NINE MONTHS ENDED      NINE MONTHS ENDED
                         December 31, 1997      December 31, 1996

          J.C. Penney            18.8%                11.6%
          Target                 34.1%                41.0%
          Best Buy               19.2$                 -

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

          The Company has shown improvement in its financial results. For the first nine months of fiscal 1998, the Company lost approximately ($89,000) and for the quarter ended December 3, 1997, the Company posted net income of approximately $240,000, or $.08 per share, as compared to the quarter ended December 31, 1996, which showed a loss of approximately ($202,000) or ($.07) per share. The Company's working capital deficit as of December 31, 1997, was approximately $3.9 million. As a result of historical losses, a net working capital deficiency and lack of financing, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern based on their audit of the Company's financial statements for the fiscal year ended March 31, 1997. See "Results of Operations", "Liquidity and Capital Resources" and "Going Concern", for the fiscal quarter ended December 31, 1997 for further information.

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

          RESULTS OF OPERATIONS
          THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

          REVENUES

          Total revenues decreased by approximately $1,091,002 or 23% during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The decrease in revenue is primarily a result of decreases in equipment and software sales.

          Revenues from equipment sales decreased 18% to approximately $3,258,000 for the third quarter of fiscal 1998 compared to $3,991,000 for the third quarter of fiscal 1997. The decrease in equipment sales was primarily a result of the reduction of the Company's existing inventory and the inability of the Company to obtain new financing to purchase new inventory in the Chapter 11 reorganization.

          Revenues from music sales declined by 55% to approximately $302,000 for the third quarter of fiscal 1998 compared to $678,000 for the third quarter of fiscal 1997. Commissions and other income decreased by approximately $12,000 to $1,389 for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The decrease reflects lower commission income from a related party, primarily due to International's increased business operations in Hong Kong, reflecting lower licensing fees.

          GROSS PROFIT

          Gross profit from equipment and music sales decreased approximately $325,000 to $753,000 or 21.2% for the third quarter of fiscal 1998, compared to $1,078,000 or 23.1% for the third quarter of fiscal 1997. The decrease in gross profit was primarily a result of the reduction of the Company's existing inventory and the inability of the Company to obtain new financing to purchase new inventory in the Chapter 11 reorganization.

          OTHER OPERATING EXPENSES

          Other operating expenses decreased approximately
          $137,000, or 58% during the third quarter of fiscal 1998 compared to the same period a year ago, The decrease is primarily due to a reduction in staff and moving to a small facility.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses decreased approximately $294,000 or 44%, during the third quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease is primarily due to a reduction in staff and moving to a small facility and warehousing operations during the third quarter of fiscal 1998. Also during the third quarter of fiscal 1997, the Company incurred $89,100 for administration of the Company's subsidiary in Hong Kong. This cost was incurred in cost of sales during the first nine months of fiscal 1998.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense decreased approximately $21,000 or 31% to $46,700 for the third quarter of fiscal 1998 compared to the $67,000 recorded last year. The decrease is primarily the result of the write off of the costs of trademarks no longer used, cost in excess of net assets (goodwill), and the write-down of the song library due to the bankruptcy reorganization.

          OTHER EXPENSES

          Net interest expense decreased approximately $23,000 or 97% during the first quarter of fiscal 1998 compared to the same period year ago. The decrease is primarily the result of a stay of interest during the first quarter of 1998 due to the Chapter 11 bankruptcy filing.

          Loss on sales of accounts receivable was 1.0% and 1.4% of total revenues during the third quarter of fiscal 1998 and 1997 respectively. The loss decreased $28,000 to $37,100, compared to the $65,500 recorded last year primarily due to a lower amount of receivables factored during the third quarter of fiscal 1998.

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

          FINANCIAL CONDITION

          At December 31, 1997, the Company had current assets of $1,133,857, compared to $1,573,731 at March 31, 1997;
          total assets of $1,276,649 as compared to $1,842,843 at March 31, 1997; current liabilities of $5,599,152 as compared to $5,516,231 at March 31, 1997, and a current net worth of $1,276,649 as compared to $1,842,843 at March 31, 1997. (See "Financial Statements"). The decrease in total assets and net worth are principally due to the net loss incurred for the period.

          LIQUIDITY AND CAPITAL RESOURCES

          There was a working capital deficiency of approximately $3.9 million, as of December 31, 1997 compared to a working capital deficit of $2.8 million a year ago. The Company continues to suffer from a lack of liquidity and capital resources which have affected its ability to conduct business in a profitable manner. The Company has made a considerable effort to sell to its customers FOB Hong Kong using letter of credit which reduces Its reliance upon funding for inventory.

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