Form 10KSB
period 1998-03-31
SINGING MACHINE CO INC
filed 1998-12-08
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                          COMMISSION FILE NO.: 0-24968

                       THE SINGING MACHINE COMPANY, INC.
                  (Name of Small Business Issuer in its Charter)

   Delaware                                                95-3795478
(State or other jurisdiction                             (IRS Employer
 of incorporation or organization)                     Identification No.)

                 3101 N.W. 25th Avenue, Pompano Beach, FL 33069
          (Address of principal executive offices, including zip code)

                                (954) 968-8006
                          (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                   on which registered

Common Stock, par value $.01 per share                OTC Bulletin Board
Common Stock Purchase Warrants                        OTC Bulletin Board

Securities registered pursuant to 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes      No  x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $6,230,022

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $.43 per share as reported on the OTC Bulletin Board on November 1, 1998, was approximately $621,941. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes
No  x

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

2,356,935 shares of Common Stock were outstanding as of November 30, 1998.

                       THE SINGING MACHINE COMPANY, INC.



                                TABLE OF CONTENTS

                                                         Page
PART I

Item 1.  Business.........................................3

Item 2.  Properties.......................................12

Item 3.  Legal Proceedings................................12

Item 4.  Submission of Matters to a
           Vote of Security Holders.......................12

PART II

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................12

Item 6.  Management's Discussion and
           Analysis or Plan of Operations.................14

Item 7.  Financial Statements and Supplementary Date......19

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure.......................19

PART III

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act..............20

Item 10. Executive Compensation...........................22

Item 11. Security Ownership of Certain
           Beneficial Owners and Management...............23

Item 12. Certain Relationships and Related Transactions...25

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K..............27

SIGNATURES

                    PART I - FORWARD LOOKING STATEMENTS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor"
for certain forward-looking statements.   The forward-looking statements
contained in this Form 10-KSB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

ITEM 1.  BUSINESS

INTRODUCTION

The Singing Machine Company, Inc. (the "Company") is engaged in the distribution and marketing of electronic karaoke audio equipment which plays backing tracks (music without lyrics) of popular songs and records the vocal accompaniment of professional and amateur singers to those backing tracks.
The Company contracts for the manufacture of all of its electronic equipment products with manufacturers located in the Far East. The Company also produces and markets karaoke audio software, including CDS, CD, and graphics, video tapes and audio tapes containing music and lyrics of popular songs for use with karaoke recording equipment. One track of those tapes offers complete music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all audio software sold by the Company is accompanied by printed lyrics, and the Company's karaoke video tapes contain lyrics which appear on the video screen. The Company contracts for the reproduction of its audio software, which is produced by the Company or by an exclusive independent producer.

The Company was incorporated in California in 1982. The Company originally sold its products exclusively to professional and semi-professional singers. In 1988, it began marketing karoake equipment for home use. The Company believes it was the first to offer karaoke electronic recording equipment and audio software for home use in the United States.

In February 1990, all of the outstanding Common Stock was purchased by Magna International, Inc. ("Magna"). In March 1990, the Company relocated its offices from California to South Florida. In September 1991, Messrs. Paul Wu, Eugene B. Settler and Edward Steele purchased an option from Magna for 100% of the Company's then outstanding Common Stock, which option was exercised in May 1994, by Messrs. Settler and Steele and Mr. Wu's designees. In September 1992, Magna and an affiliate thereof agreed to exchange $816,574 of debt owed by the Company to Magna and an affiliate thereof for additional shares of the Company's Common Stock (the "Additional Shares"). That agreement, as amended, gave Magna the right to require the Company to repurchase the additional shares, on December 31, 1996, for $816,574 plus interest at 8% per annum from September 30, 1994. On November 10, 1994, Magna exchanged the Additional Shares for the Company's promissory note (the "Magna Note") in the amount of $816,574. In addition, in May 1994, the Company was merged into a wholly-owned subsidiary of the Company incorporated in Delaware with the same name. As a result of that merger, the Delaware corporation became the successor to the business and operations of the California corporation and retained the name The Singing Machine Company, Inc.

BANKRUPTCY REORGANIZATION

On April 11, 1997, the Company filed a voluntary bankruptcy petition in the United States Bankruptcy Court for the Southern District of Florida seeking relief pursuant to 11 U.S.C. Chapter 11. The automatic stay provisions of the Bankruptcy Code prohibit creditors from taking action against the Company without first obtaining court approval. Further, the Company is permitted to operate under Company management while the Company formulates a plan of reorganization.

The Company's Amended Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on March 17, 1998. The material terms of the Plan include the payment of certain court approved and allowed claims as follows: (i) administrative costs in the amount of $116,000; (ii) the secured claim of Bankers Capital in accordance with the terms of the Bankers Capital agreement in the amount of $106,000; (iii) ten percent (10%) of the amount of the allowed claims of unsecured creditors whose claims are $300 or less; (iv) creditors whose allowed unsecured claims exceeded $300 were given the option of receiving a cash payment of ten percent (10%) of the amount of the allowed claim or exchanging debt for equity in the reorganized debtor of one (1) share of common stock for each two dollars ($2.00) of the allowed claim; (v) existing pre-petition shareholders, warrantholders, and optionholders had their interests reduced by ninety percent (90%).

As a result of bankruptcy reorganization, the Company was able to effectively reduce the size of its corporate offices, warehousing operations, personnel, and inventory resulting in a savings of $12,000 per month in lease expense and a reduction in payroll of $6,000 per month. During the Chapter 11, the

Company was able to retain its core customer base of major retail accounts such as Target, J.C. Penney, Fingerhut, and FAO Schwarz. Also, the Company began a new customer relationship with Best Buy to whom the Company has sold in excess of $1,000,000 during 1998. The Company was also able to settle certain pending legal matters through the Plan which, when viewed with the fact that over ninety percent (90%) of the unsecured creditors converted debt to equity in the reorganized company resulted in a significant reduction of liabilities on the Company's post-reorganization balance sheet.

PRODUCT LINES

The Company currently has a product line of 12 different models of recording and playback units incorporating such features as a dual cassette player, graphic equalizer and high-output stereo amplifier and markets certain of its units under the popular national brand Memorex™ as well as its registered trademark, The Singing Machine®. The Company also licenses its trademark, on a non-exclusive basis, to others for sales around the world.
The Company believes that it is the only major company in the karaoke industry in the United States which sells both hardware and software.

The following table sets forth the approximate amounts and percentages of the Company's net revenues by product type during the periods shown, excluding certain ancillary revenues.


                             Year Ended March 31,
                           1998                   1997                   1996                   1995
                   Net        Percent     Net         Percent    Net         Percent    Net         Percent
                   Revenues   Of Total    Revenues    Of Total   Revenues    Of Total   Revenues    Of Total
Audio software    $  693,885    11.2%     $1,610,594    15.2$    $1,255,932   24.95%    $3,258,312    56.4%

Audio equipment   $5,528,599    88.8%      9,953,462    84.85%    3,795,447   75.1%      2,520,914    43.6%



The Company currently offers 12 different models of electronic recording and playback equipment with retail prices ranging from $40 for basic units to $400 for semi-professional units with CD and graphics player sound enhancement, graphic equalizers, tape record/playback features, and multiple inputs and outputs for connection to compact disc players and video cassette records.
The Company currently offers its audio software in two formats - multiplex cassettes and CD and graphics with retail prices ranging from $3.99 to $14.98. The Company purchases recordings from an independent producer and currently has a song library of over 2,700 songs. The Company's backing track product line covers the entire range of musical tastes including popular hits, golden oldies, country, standards, rock and roll, and rap. The Company even has backing tracks for opera and certain foreign language recordings. During the fiscal year ended March 31, 1998, the Company introduced two new models of recording equipment. The Company is producing 25 CDG and new cassette titles.

THE MARKET

The karoake industry exceeds sales of $10 billion in the Far East, based upon Japanese industry estimates. The current North American market for karaoke products is estimated at less than $400 million. Therefore, the Company believes that there is tremendous growth potential not only in the North American market, but also in South America and Europe as well.

Although there are other electronic component competitors for the Company's hardware products, and other audio software competitors, the Company believes it is the only major company specializing in karaoke category that offers complete lines of hardware and CD+graphics machines as well as a software library with over 2,700 titles offered by the Company.

SALES, MARKETING AND DISTRIBUTION

MARKETING

The Company relies on its management's ability to determine the existence and extent of available markets for its products. Company management has considerable marketing and sales background and devotes a significant portion of its time to marketing-related activities. The Company achieves both domestic and direct sales and markets its hardware and software products primarily through its own sales force and approximately 14 independent sales representatives. The Company's representatives are located in various states and are paid a commission based upon sales in their respective territories. The Company's sales representative agreements are generally one (1) year agreements which automatically renew on an annual basis, unless terminated by either party on 90 days notice. The Company works closely with its major customers to determine marketing and advertising plans.

The Company also markets its products at various national and international trade shows each year. The Company regularly attends the following trade shows and conventions: CES ("Consumer Electronics Show") each January in Las Vegas; Hong Kong Electronics Show each October in Hong Kong; and the American Toy Fair each February in New York.

The Company's electronic recording products are marketed under The Singing Machine® or Memorex™ trademarks, and its audio software is marketed under the Karaoke Kassette™, Karaoke Kompact Disc™, and Karaoke Video Kassette™ trademarks throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. The Company karaoke machines are currently sold in such stores as Target, J.C. Penney, Fingerhut, Best Buy, and Sears. In addition, the Company's karaoke software customers include J.C. Penney, Fingerhut, Target, Best Buy, and Musicland.

On October 27, 1995, the Company entered into an agreement with Memcorp, Inc. ("Memcorp"), a Florida corporation holding rights to "Memorex", a registered trademark name. The agreement is a five year exclusive arrangement, whereby the Company became the exclusive sub-distributor of karaoke hardware products under the "Memorex" trademark ("Memcorp Sub-distributor Agreement"). The sub-distributor agreement requires the Company to pay a commission fee on all hardware sales utilizing the brand name during the term of the agreement. During fiscal 1998, the Company uses the Memorex trademark name with only one customer (Target).

SALES

As a percentage of total revenues, the Company's net sales in the aggregate to its five largest customers during the fiscal years ended March 21, 1997 and 1998, were approximately 79% and 89% respectively. For the fiscal 1998 period, Target accounted for 36%, J.C. Penney 19%, Fingerhut, 11% and Best Buy, 22%.

Although the Company has long-established relationships with many of its customers, it does not have long-term contractual arrangements with any of them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

At March 31, 1998 and November 30, 1998, the Company has approximately $876,000 and $792,000, respectively, net of cancellations, of unfilled customer orders. The amount of unfilled orders at any particular time is affected by a number of factors, including scheduling of manufacturing and shipping of products, which in some instances is dependent on the needs of the customer.

Returns of electronic hardware and software products by the Company's customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error. Returned hardware products are sold in closeout markets by the Company for future sale and, if necessary, refurbished. The practice in the prerecorded music industry is to permit retailers to return or exchange audio software merchandise. In general, the policy of the Company is to give credit to its distributors for audio software returned in conjunction with the receipt of new replacement purchase orders. Any such returns of software are available for resale by the Company. The Company manages credit policies with respect to its customer
base.   The Company has not suffered significant credit losses to date, even during a period when many major retailers, including customers of the Company, experienced significant difficulties, including filing for protection under federal bankruptcy laws. In the cases where a customer of the Company has filed for protection under federal bankruptcy laws, it has not had a significant impact on the Company's revenues or other categories of financial performance.

DISTRIBUTION

The Company distributes its hardware products to retailers and wholesale distributors through two methods: domestic sales (i.e., shipment of products from the Company's inventory), and direct sales, shipments directly from the Company's Hong Kong subsidiary or manufacturers in the Far East, of products sold by the Company's sales force. Domestic sales, which account for substantially all of the Company's audio software sales, are made to customers located throughout the United States from the Company's inventories maintained at its warehouse facility in Florida or directly from the software producers.

1. Domestic Sales: The Company's strategy of selling products from a domestic warehouse enables it to provide timely delivery and serve as a "domestic supplier of imported goods". The Company purchases electronic recording products overseas for its own account and warehouses the products in a leased facility in Florida and a warehouse in California. The Company is responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such warehouse products and therefore, warehouse sales command higher sales prices than direct sales. The Company generally sells from its own inventory in less than container sized lots.

2. Direct Sales - Hong Kong: The formation of the Company's subsidiary, International SMC(HK) Ltd. ("International") is attributable to the advent of foreign equipment sales. Some hardware products sold by the Company are shipped directly to its customers from the Far East through International, a Hong Kong trading company. Sales made through International are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses or stores. Direct sales are made in larger quantities (generally container sized lots) to customers in Italy, England, Canada, Australia and the United States, who pay International pursuant to their own international, irrevocable, transferable letters of creditor or on open credit with the Company's suppliers in the Far East.

MANUFACTURING AND PRODUCTION

The electronic recording devices sold by the Company are manufactured and assembled by third parties pursuant to design specifications provided by the Company. The Company's electronic recording devices are assembled by three factories in the People's Republic of China. The finished products are packaged and labeled under either the Company's registered trademark, The Singing Machine®, the Memorex™ brand name.

The Company's products contain electronic components manufactured by other companies such as Panasonic and Sony. Various subcontractors in the Far East produce printed circuit boards and other audio components in accordance with specifications of the Company. The electronic components are installed in cabinets manufactured by FLX and other manufacturers. Tools and dies used in the production of certain models of the electronic audio equipment sold by the Company are owned by LTD and may be used by LTD to manufacture other companies' products. In March 1995, the Company purchased tools and dies for two new models from LTD for $318,000, which were subsequently sold to International, primarily in order to have the exclusive right to use such tools and dies.

The Company presently purchases and imports virtually all of its electronic recording products from three suppliers located in the People's Republic of China. In fiscal 1998 and 1997, suppliers in the People's Republic of China accounted for in excess of 88% of the Company's total product purchases, including virtually all of the Company's hardware purchases. The Company's primary suppliers of electronic recording products are located in the Shenzen province of the People's Republic of China.

While the Company purchases its products from a small number of large suppliers with whom it maintains close alliances, all of the electronic components and raw materials used by the Company are available from several sources of supply, and the Company does not anticipate that the loss of any single supplier would have a material long-term adverse effect on its business, operations or financial condition. The Company provides key suppliers with design and quality specifications. In return for ongoing business which the Company provides these suppliers, such suppliers maintain production capacity for the Company's production needs. To ensure its high standards of product quality and that shipping schedules are met by suppliers, the Company utilizes Hong Kong based agents as representatives. Those agents include product inspectors who are knowledgeable about the Company's product specifications and work closely with the suppliers to verify that such specifications are met. Additionally, key officers of the Company frequently visit suppliers for quality assurance and to support good working relationships.

All of the electronic equipment sold by the Company is warranted against manufacturing defects for a period of 90 days for labor and one (1) year for parts. All audio software sold by the Company is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 1998 and 1997, warranty claims have not been material to the Company's results of operations.

SUBSIDIARIES

In June 1996, the Company organized a wholly-owned subsidiary in Hong Kong under the name International SMC(HK) Ltd. ("International") to coordinate the Company's production and finance in the Far East. International assists with the coordination of product shipments from China and other foreign factories as well as the negotiation of foreign letters of credit.

COMPETITION

The Company's business is highly competitive. In addition, the Company competes with all other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's, and video cassettes. The Company's financial position depends, among other things, on its ability to keep pace with such changes and developments and to respond to the requirements of its customers. Many of the Company's competitors have significantly greater financial, marketing, and operating resources and broader product lines than does the Company. The Company's major electronic component competitors include Grand Prix, Casio, and New Tech. The Company's major audio software competitors are Pocket Songs and Sound Choice.

The Company believes that competition in its markets is based primarily on price, product performance, reputation, delivery times, and customer support. The Company believes that, due to its proprietary know-how, it has the ability to develop and produce hardware and software on a cost-effective basis.

TRADEMARKS AND LICENSES

The Company's holds federal and international copyrights to substantially all of the audio productions comprising its song library. However, since each of those productions is a re-recording of an original work by others, the Company is subject to both contractual and statutory licensing agreements with the publishers who own or control the copyrights of the underlying musical compositions and is obligated to pay royalties to the holders of such copyrights for the original music and lyrics of all of the songs in its library that have not passed into the public domain. Since most audio software distributed by the Company is accompanied by printed lyrics, the Company is also subject to written print royalty license agreements. The Company is currently a party to more than 13,000 different written copyright license agreements covering more than 30,000 separate copyright holders.

The Federal Copyright Act (the "Act") creates a compulsory statutory license for all non-dramatic musical works which have been distributed to the public in the United States. Under the Act, with respect to each work included in an audio software product distributed by the Company under a compulsory license, the Company is required to pay a royalty of the greater of $0.0710 per song or $0.013 per minute of playing time or fraction thereof with respect to each item of audio software produced and distributed by the Company (the "Statutory Rate"). Royalties due under compulsory licenses are payable monthly. The Company currently has compulsory statutory licenses for approximately 200 songs in its song library.

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

GOVERNMENT REGULATION

In the spring of 1998, the President of the United States renewed the People's Republic of China's "Most Favored Nation" ("MFN") treatment for entry of goods into the United States for an additional year. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. IF MFN status for China is restricted or revoked in the future, the Company's cost of goods purchased from Chinese vendors is likely to increase. A resultant change in suppliers would likely have an adverse effect on the Company's operations and, possibly, earnings, although management believes such adversity would be short-term as a result of its ability to find alternative suppliers. Management continues to closely monitor the situation and has determined that the production capabilities in countries outside China which have MFN status and, therefore, have favorable duty rates, would meet the Company's production needs.

EMPLOYEES

At March 31, 1998, the Company had 11 full-time employees, 4 of whom were engaged in warehousing and technical support, and 7 in marketing and administrative functions. At November 30, 1998, the Company had 10 full-time employees, 4 of whom were engaged in warehousing and technical support, and 6 in marketing and administrative functions.

ITEM 2.  PROPERTIES

At present, the Company does not own any property. On May 1, 1997, the Company entered into a lease for a 10,000 square foot office and warehouse facility located in Pompano Beach, Florida, for a term of 25 months at a cost of $5,161 per month. Pursuant to the terms of the lease, the Company must pay maintenance, insurance, and real estate taxes, which cost aggregates approximately $11,000 per year.

The Company believes that is existing facility and distribution center is adequate for the current level of the Company's operations. Furthermore, the Company believes that the facilities are well maintained, in substantial compliance with environmental laws and regulations and adequately covered by insurance. The Company also believes that the leased spaces which house its facilities are not unique and could be replaced, if necessary, at the end of the term of the existing lease.

ITEM 3.  LEGAL PROCEEDINGS

The Company filed a voluntary petition ("Petition") for relief under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"), case number 97-22199-BKC-RBR, on April 11, 1997 (the "Petition Date"). On March 17, 1998, the U.S. Bankruptcy Court confirmed the Company's Plan of Reorganization, as Amended.

Other than the aforesaid Bankruptcy Court proceeding, the Company is not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against the Company. However, as a result of the Company's historical copyright royalty reserve practices, the Company could be subject to various claims for damages under copyright licensing agreements, the Federal Copyright Act, or common law. No claims have been asserted against the Company with respect to copyright infringement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Plan of Reorganization, as Amended, was submitted to a vote of security holders (Class 6 - Interest Holders) through a solicitation of votes in conjunction with the bankruptcy confirmation process.

                                PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On November 17, 1995, the Company was informed by The Nasdaq Stock Market, Inc. that the Company's securities no longer met certain criteria for continued listing on The Nasdaq SmallCap Market. Accordingly, effective January 26, 1996, after a January 19, 1996, hearing before a Nasdaq Listing Qualifications Panel, the Company's securities were delisted from The Nasdaq SmallCap Market. However, the Company's securities were immediately eligible for listing on the OTC Bulletin Board.

The Common Stock is currently traded on the OTC Bulletin Board under the symbol "SINGD". The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods prior to January 26, 1996, and the OTC Bulletin Board thereafter. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.


Fiscal Period                            *High Bid        *Low Bid
1997:
First Quarter...........................   $2.50            $1.00
Second Quarter..........................    1.00             1.00
Third Quarter...........................    1.00             0.78
Fourth Quarter..........................    1.00             0.78

1998:
First Quarter...........................   $0.60            $0.60
Second Quarter..........................    0.60             0.60
Third Quarter...........................    0.60             0.60
Fourth Quarter..........................    2.50             0.60

1999:
First Quarter...........................   $1.20            $0.57
Second Quarter..........................     .73             0.50
Third Quarter
    (through November 30, 1998).........     .50             0.43


*All data has been adjusted to reflect a one-for-ten reverse split for the Company's Common Stock which was effected on April 1, 1998.

The closing bid price for the Company's Common Stock on the OTC Bulletin Board on November 30, 1998 was $.43 per share. There has not been a public trading market for the Company's Public Warrants during the Company's last two fiscal years and any subsequent period thereto.

As of November 30, 1998, there were approximately 283 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of November 30, 1998.

The Company has never declared or paid cash dividends on its capital stock and the Company's Board of Directors intends to continue its policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussions and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and Selected Financial Information included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items express as a percentage of the Company's total revenues, except as noted below:

                                               YEAR ENDED MARCH 31,
                                          1998         1997         1996
Revenues:
  Equipment sales, net.................   88.7          83.9%        73.0%
  Music sales, net ....................   11.1          15.1         24.2
  Commission income - related
    party and other....................     .2           1.0          2.8

Total Revenues.........................  100.0%        100.0%       100.0%

Cost of Sales(1):
  Cost of equipment sales..............   61.5          90.0%        89.6%
  Cost of music sales..................    4.1          67.3        110.8

Expenses:
  Other operating expenses............     2.4           5.4         13.6
  Selling, general and
    administrative expenses...........    29.7          22.2         48.2
  Impairment of long-lived assets.....     -            15.1          7.8

Operating income (loss)...............   (23.5)        (32.1)       (66.2)

Other expenses, net...................    (2.4)         (4.2)        (7.9)

Income (loss) before taxes............   (14.6)        (36.3)       (74.1)

Provision (benefit) for income taxes..     -             -            -

Income (loss).........................   (14.6)        (36.3)       (74.1)



(1) Expressed as a percentage of related sales.

THE YEAR ENDED MARCH 31, 1998 AND MARCH 31, 1997

Total revenues dropped to $6.2 million for the fiscal year ended March 31, 1998, compared to the $10.7 million reported for fiscal 1997. The decrease was primarily attributable to limited funding to purchase additional inventory during operations under Chapter 11 federal bankruptcy.

Revenues from equipment sales decreased $3.4 million, or 38% to approximately $5.5 million during fiscal 1998 compared to approximately $9.0 million for fiscal 1997.

Revenues from music sales decreased $917,000 or 57% to approximately $.7 million in fiscal 1998 from the approximately $1.6 million recorded during fiscal 1997. Due to excess inventory caused by returns in the fourth quarter of the fiscal year, management decided to redirect music sales away from distributors who historically have high merchandise return rates in favor of mass market retailers. The primary impact from this change in strategy was reflected in fiscal 1997. The decrease in music sales was primarily due to this change of strategy and the lack of operational capital to produce new music titles.

Commission income decreased approximately $90,000 during fiscal 1998, to $7,500 as a result of directing foreign sales from its wholly owned subsidiary in Hong Kong as opposed to purchasing product from a related party.

Cost of equipment sales for the year ended March 31, 1998 decreased from $3,326,000 for fiscal 1997. The cost of music sales decreased $777,000 for the year ended March 31, 1998 from fiscal 1997. This decrease in the cost of music sales reflects approximately $529,000 in adjustment to inventory values during fiscal year 1997 and the reduced cost of returns from distributors during fiscal year 1998.

Other operating expenses decreased approximately $396,000 or 69% for fiscal 1998, compared to the prior year. The decrease reflects management's efforts to control operating expenses and primarily reflects lower warehouse rent, occupancy costs, and warehouse personnel expense.

Selling, general and administrative expenses ("SG&A expenses") decreased $87,000 or 4% for fiscal 1998 compared to fiscal 1997. This decrease was primarily due to management's commitment to reduce total overhead. Categories which decreased include salaries and benefits, promotional expenses including catalog, advertising and show/convention costs, product development, travel and entertainment, and insurance. These decreases were partially offset by higher professional fees.

The Company continues to take action to reduce its SG&A expenses, which can be seen in the above comparison. The Company believes that an additional impact of staff and other reductions will be seen in fiscal 1999. The emergence from bankruptcy will directly reduce professional fees and an overall reduction of travel, salaries, and rent will impact the Company in fiscal 1999.

Depreciation and amortization expense decreased approximately $223,000 or 56% to $177,000 during the fiscal year ended March 31, 1998. The decrease was primarily due to the write-off of certain fixed assets, trademark and costs in excess of net assets (goodwill) as of March 31, 1998 and 1997.

As a result of the significant decline in music sales during fiscal 1997 and 1998, the Company reviewed the carrying value of costs in excess of net assets acquired (goodwill) and trademarks carried on its balance sheet. As a result of this review, the Company recorded a reduction in the carrying value of such asset relating to music sales in the amount of $1,081,000 for fiscal 1997, which amount was charged to operations. See "Notes to Consolidated Financial Statements No. 1 - Organization and Summary of Significant Accounting Policies".

The operating loss for fiscal 1998 was approximately $1.6 million, which was a reduction of $2.9 million from fiscal 1997. As a percentage of total revenues, the operating loss decreased to 24% for fiscal 1998 from 32% in the prior year. Excluding accounting adjustments, the fiscal 1997 operating loss would have been $1.3 million. Gross profit as a percentage of sales continues to increase, and during fiscal year 1999, the Company has secured sufficient capital to fund inventory purchases and increase sales. The improvement in gross profit from music sales was primarily because of management's change in policy to reduce returned merchandise and the impact of inventory valuation adjustments in the prior year.

Net interest expenses decreased $145,000 or 84% from the prior year due to a stay of interest as a result of the bankruptcy filing and subsequent reorganization.

Loss on sales of accounts receivable was 1.5% and 2.2% of total revenues for the fiscal years 1998 and 1997, respectively. The decrease of approximately $140,000 was primarily because of a decrease in sales.

Net loss for fiscal 1998 was approximately $.9 million, a $3.0 million reduction from the loss $3.9 million reported for fiscal year 1997. Although the loss for fiscal 1998, excluding accounting adjustments of $1.6 million, was significantly lower than the prior year, and management has made great strides in reducing overhead, the primary reason for both periods' losses is the inability to obtain sufficient gross margins on hardware sales to cover overhead and debt payments combined with decreased levels of high margin music sales. Although projections can be overly optimistic and purchase orders can be canceled, management believes that the reduction of debt which was accomplished upon confirmation of the Plan, in conjunction with the accounting adjustments to inventory and the carrying value of intangible assets, as well as the significant reductions in cost structure, will position the Company for profitability in fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

The Company's working capital deficit at March 31, 1998, was approximately $500,000. The report by the Company's independent auditors on its 1998 financial statements express substantial doubt about the Company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1998, and an accumulated deficit of approximately $10,453,000. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

Capital Resources

The Company has obtained significant financing for continuing operations and growth. Three specific lines of credit have been opened, a financing agreement in Hong Kong and two financing agreements through its U.S. operations.

Effective July 2, 1998, the Company, through its Hong Kong subsidiary, International SMC(HK) Ltd., has been provided a (US) $200,000 credit facility for opening letters of credit and/or trust receipt and/or purchasing at the

Company's factories by purchasing of documents against acceptance bills, from Delta Asia Financial Group, Hong Kong. This facility is a revolving line until May 31, 1999, at which time it will be reviewed. The cost of this credit facility is prime plus 2 1/2% and bank charges for opening letters of credit. This facility is personally guaranteed by Mr. J.A. Bauer, a former director of the Company.

The Company is a party to a factoring agreement, dated April 24, 1998, with Berkshire Financial Group, Inc. ("Berkshire") pursuant to which Berkshire purchases certain of the Company's accounts receivable. Under the agreement, Berkshire purchases certain selected accounts receivable from the Company and advances 70% of the face value of those receivables to the Company. The accounts receivable are purchased by Berkshire without recourse and Berkshire therefore performs an intensive credit review prior to purchase the receivable.

The Company is charged a variable percentage fee based upon the length of collection period of the receivable and the remaining collected balance fees are sent to the Company after collection. The purchase of receivables of the Company by Berkshire is absolute and is a true sale of receivables. Berkshire has placed no maximum limit on the amount of the Company's receivables they will purchase.

The Company has also entered into an agreement with EPK Financial Corporation ("EPK") whereby EPK will open letters of credit with the Company's factories to import inventory for distribution to the Company's customers. This allows the Company to purchase domestic hardware inventory for distribution to customers in less than container load quantities and provides the flexibility to customers of not opening a letter of credit in favor of the Company. The selling price to these customers is considerably higher because the Company pays financing costs to EPK and incurs costs of ocean freight, duty, and handling charges. Upon shipment of product from these financed transactions, the receivables are factored by Berkshire Financial, thereby buying the shipments and related interest from EPK.

The Company pays EPK a flat fee per transaction, which is negotiated for each shipment, and the maximum purchase price per transaction is $300,000. There has been no maximum total shipments established under this agreement. Berkshire has entered into this agreement as a third party agreeing to purchase all receivables invoiced under these transactions. The transactions financed by EPK are supported by personal guarantees of the chief executive officer and chief financial officer of the Company and the agreement is in effect until July 1, 1999, unless terminated by either party upon 30 days' written notice.

The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Company's capital resources. The Company has no additional outstanding credit lines or credit commitments in place and has no additional current need for financial credit.

Year 2000

Management has compiled a list of both internally and externally supplied information systems that utilize imbedded date codes which could experience operational difficulties in the year 2000. The Company uses third party applications or suppliers for all high level systems and reporting. These systems will either be upgraded and tested to be in compliance for the year 2000 or the Company will take necessary steps to replace the supplier. Management is testing new systems for which it is responsible. It is the Company's objective to be in year 2000 compliance for all systems by the end of fiscal 1999, however, no assurance can be given that such objective will be met.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AN FINANCIAL DISCLOSURE

In connection with the confirmation of its Plan of Reorganization, as Amended, by the U.S. Bankruptcy Court on March 17, 1998, the Company changed accountants beginning with the audit of the financial statements included herewith, from Millward & Co. to Samuel F. May, Jr. & Company, Certified Public Accountants. Millward & Co. resigned as the Company's accountant in or about March 1998.

The report of Millward & Co. on the Company's financial statements for the fiscal year ended March 31, 1997 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

In connection with the audit of the Company's financial statements for the fiscal year ended March 31, 1997, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with Millward & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Millward & Co. would have caused Millward & Co. to make reference to the matter in its report.

The accounting firm of Samuel F. May, Jr. & Company, Certified Public Accountants, has prepared the Company's financial statements for the Company's fiscal year ended March 31, 1998 (see item 7 above).

                               PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company as of the date of this report are as follows:

Name                             Age       Position

Edward Steele                    69        Chief Executive Officer,
                                             President and Director

John F. Klecha                   48        Chief Financial Officer,
                                           Secretary, Treasurer
                                           and Director

Walter Haskamp                  63         Director

Paul Wu                         68         Director


Edward Steele joined the Company in 1988 and has served as the Chief Executive Officer, President, and as a director of the Company since September 1991. From October 1988 to September 1991, Mr. Steele was responsible for the development of the Company's electronic hardware products in the Far East and was the Company's sales director. Prior to joining the Company, Mr. Steele served in executive capacities at a number of companies in the toy and electronics fields, including as Managing Director in charge of worldwide sales of Concept 2000, a manufacturer of consumer electronics, from 1971 to 1978; as President of Wicely Corp., a distributor of electronic toys and consumer electronics from 1978 to 1983; and as President of Justin Products Corp., an electronic toy manufacturer from 1983 to 1988.

John Klecha has been the Chief Financial Officer, Secretary, Treasurer and a Director of the Company since October 10, 1997. Mr. Klecha is in charge of all financial and administrative operations of the Company, including the Company's daily operations, shipping and inventory. Mr. Klecha manages the Company's staff and is in control of the Company's billing and order entry and accounting. Prior to joining the Company, Mr. Klecha managed all financial and administrative functions for a toy design, manufacturing, and a distribution company encompassing 26 employees and revenues of $20 million. Mr. Klecha is a former Certified Public Accountant with more than 25 years of financial and management experience.

Walter H. Haskamp was appointed to the Board of Directors effective July 15, 1998. Since 1995, Mr. Haskamp has been a managing director of Knorr-Bremse AG based in Hong Kong, which is an international group producing brake systems for railway rolling stock and commercial vehicles. From 1986 to 1994, Mr. Haskamp served as managing director for DEG-German Investment and Development Company ("DEG"") based in Thailand. Additionally, Mr. Haskamp represented DEG on the Board of Directors of several joint venture companies as well as serving as a consultant to the Board of Investment and the Ministry of Industry of Thailand as assigned by DEG/BMZ, the German ministry for economic cooperation. Prior to 1986, Mr. Haskamp had served for more than 30 years as a managing director/general manager of various manufacturing companies in the Far East.

Paul Wu has been a director of the Company since September 1991 and was the Chairman of the Board of Directors from September 1991 to February 1995. Mr. Wu is a private investor and has been engaged in the electronics business in the Far East and the United States. Since 1979, Mr. Wu has been the chairman of the Board and a principal stockholder of FLX(HK) Ltd., a Hong Kong corporation ("FLX"), which manufactures consumer electronics. Mr. Wu has also been the Chairman and a principal stockholder of The SMC Singing Machine Co., Ltd., a Hong Kong corporation ("LTD"), since 1991, which is a trading company for consumer electronics. Mr. Wu is also a director of Gemco Pacific, Inc., a principal stockholder of the Company.

The Company agreed that the Managing Underwriter of the Company's initial public offering, which closed on November 18, 1994, may designate a nominee to the Board of Directors, reasonably acceptable to the Company, or have a representative attend all board meetings, until November 10, 1999. No such nominee has been designated. The officers, certain directors, and certain stockholders of the Company have agreed to vote their share, for the election of such nominee.

The Company's directors serve for a term of one year, or until their successors shall have been elected and qualified. The Company has in place an employment agreement with its Chief Executive Officer, Mr. Steele, and its Chief Financial Officer, Mr. Klecha. See Item 10 - "Executive Compensation, Employment Agreements".

DIRECTORS' FEES

The Company currently reimburses each director for expenses incurred in connection with this attendance at each meeting of the Board of Directors or a committee on which he serves. In addition, non-employee directors are entitled to be paid a fee of $750 for each board or committee meeting attended and are entitled to receive 2,500 common stock options per year. No such fees were paid or options issued for fiscal 1998.

BOARD COMMITTEES

On July 15, 1998, the Board of Directors appointed Audit and Executive Compensation/Stock Option Committees. The Audit Committee consists of Messrs. Steele, Wu, Haskamp, and the Executive Compensation/Stock Option Committee consists of Messrs. Steele, Wu, and Klecha. The Audit Committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with the Company's independent auditors, reviews the Company's internal accounting controls, and approves services to be performed by the Company's independent auditors. The Executive Compensation/Stock Option Committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers, the Company's 1994 Amended and Restated Management Stock Option Plan. The entire Board of Directors operates as a nominating committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 1998 and
(ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 1998, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended March 31, 1998.

                        SUMMARY COMPENSATION TABLE

                            Annual Compensation                                            Long Term Compensation

                                                                                       Awards                  Payments

                                                                              Restricted   Securities
Name of Individual                                            Other Annual    Stock        Underlying/      LTIP       All Other
and Principal Position       Year        Salary      Bonus    Compensation    Award(s)     Options/SARs     Payouts    Compensation
Edward Steele                1998        $166,500    $3,180   $7,200           -0-            -0-             -0-          -0-
  President

John Klecha                  1998        $ 43,654    $1,442    $2,100          -0-            -0-             -0-          -0-
 Chief Financial Officer



EMPLOYMENT AGREEMENTS

The Company executed an employment agreement with Mr. Steele which commenced as of March 1, 1998, for a period of three years. Pursuant to Mr. Steele's employment agreement, he is entitled to receive base compensation of $180,000 per year, which amount automatically increases during the second and third fiscal years by the greater of 5% or the annual increase in the Consumer Price Index. The agreement also provides for bonuses based on a percentage of a bonus pool tied to the annual pre-tax net income (as defined in the agreement) of the Company. No such bonuses were paid for the 1998 or 1997 fiscal years. Mr. Steele would receive 50% of the bonus pool. In the event of a termination of his employment following a change-in-control, Mr. Steele would be entitled to a lump sum payment of 300% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause or his voluntary termination of his employment agreement, Mr. Steele could not directly or indirectly compete with the Company in the karaoke industry in the United States.

The Company executed an employment agreement with Mr. Klecha which commenced as of March 1, 1998, for period of two years with an automatic term extension for one additional year unless terminated by the Company or the employee. Pursuant to Mr. Klecha's employment agreement, he is entitled to receive base compensation of $92,000 per year, which amount automatically increases during the second and third fiscal years by the greater of 5% or the annual increase in the Consumer Price Index. The agreement also provides for bonuses based on a percentage of a bonus pool tied to the annual pre-tax net income (as defined in the agreement) of the Company. No such bonuses were paid for the 1998 or 1997 fiscal years. Mr. Klecha would receive 25% of the bonus pool. In the event of a termination of his employment following a change-in-control in the twelve months preceding such termination, Mr. Klecha would be entitled to a limp sum payment of 100% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause or his voluntary termination of his employment agreement, Mr. Klecha could not directly or indirectly compete with the Company in the karaoke industry in the United States.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth, as of November 30, 1998, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                                    Shares
Name and Address                    Beneficially       Percent of
of Beneficial Owner                 Owned (1)(8)       Class
The Harry Fox Agency                 410,675             17.7%
711 Third Avenue, 8th Floor
New York, NY 10017

Memcorp, Inc.                        321,984             13.7%
7145 W. 20th Avenue
Hialeah, FL 33014

Magna International Corp.            314,317             13.3%
484 Sunrise Highway
Rockville Center, NY 11570

FLX(HK) Ltd.                         212,432              9.1%
Unit 19 5/F Vanta Ind. Centre
21-33 Tai Lin Pai Road
Kwaichung N.T. Kowloon
Hong Kong

Colony Electronics                   129,300(2)           5.6%
500 Hennessy Road
Causeway, Hong Kong


Gemco Pacific, Inc.                   25,667(3)           1.1%
500 Hennessy Road
Causeway, Hong Kong

Edward Steele (7)                     24,500(4)           1.0%
3101 NW. 25th Avenue
Pompano Beach, FL 33069

Ford Harvest Ltd.                     18,333(9)           *
500 Hennessy Road
Causeway, Hong Kong


contd...

                                    Shares
Name and Address                    Beneficially       Percent of
of Beneficial Owner                 Owned (1)(8)       Class

Paul Wu                                7,500(5)           *
985 Rexdale Boulevard
Rexdale, Ontario CA M9W 1R9

All Directors and Executive
 Officers as a Group (2 persons)      32,000(6)           1.4%



(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) Mr. Wu is a director of Colony Electronics. Mr. Wu disclaims any beneficial ownership of the shares of Colony Electronics.

(3) Mr. Wu is a director of Gemco Pacific, Inc. ("Gemco"). Mr. Wu disclaims beneficial ownership of the shares owned by Gemco. All 25,667 of such shares have been pledged by Gemco to Magna International, Inc. ("Magna") to secure payment of an $816,574 promissory note of the Company to Magna.

(4) Includes immediately exercisable options to purchase 6,000 shares of Common Stock.

(5) Includes immediately exercisable options to purchase 7,500 shares of Common Stock.

(6) Includes immediately exercisable options to purchase 19,500 shares of Common Stock and immediately exercisable warrants to acquire 2,250 shares of Common Stock.

(7) Mr. Steele disclaims beneficial ownership of 6,500 shares owned by his wife.

(8) Presumes issuance of 2,068,576 shares of the Company's Common Stock to creditors of the Company pursuant to the Company's Plan of Reorganization, As Amended, and approved by the Bankruptcy Court on March 17, 1998.

(9) Mr. Wu is a director of Ford Harvest, Ltd. Mr. Wu disclaims beneficial ownership of the shares owned by Ford Harvest Ltd.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement with FLX (A china manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. Paul Wu, a director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 1997, and 1998, the Company purchased approximately $1.9 million and $1.2 million respectively, in equipment from FLX.

The Company believes that all of the foregoing transactions with FLX and LTD have been on terms no less favorable to the Company that could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

The Company entered into an agreement with EPK Financial Corporation ("EPK") whereby EPK will open letters of credit with the Company's factories to import inventory for distribution to the Company's customers. This allows the Company to purchase domestic hardware inventory for distribution to customers in less than container load quantities and provides the flexibility to customers of not opening an L/C in favor of the Company. The selling price to these customers is higher to cover the Company's costs of financing costs to EPK, ocean freight, duty, inland freight, and handling.

The Company pays EPK a flat fee per transaction, which is negotiated for each shipment. There has been no maximum of total shipments established under this agreement. Berkshire Financial, the Company's factor, has entered into this agreement as a third party agreeing to purchase all accounts receivable invoiced under these transactions. The transactions financed by EPK are supported by personal guarantees of Edward Steele, the Company's Chief Financial Officer, and John Klecha, the Company's Chief Financial Officer.
The agreement is in effect until July 1, 1999, unless terminated by either party upon 30 days' written notice.

Edward Steele, the Company's Chief Executive Officer, has a promissory note outstanding to the Company of $25,489 as of March 31, 1998. The original note for $30,650 granted on March 31, 1995 has been extended until March 31, 1999 with a rate of 9% per annum on the unpaid balance.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(A)   Exhibits

2(a)  Debtor's Amended Disclosure Statement, dated December 17, 1997 <F1>

2(b)  Debtor's Amended Plan of Reorganization, dated December 17, 19981

2(c) Agreement regarding treatment of The Harry Fox Agency in Debtor's Plan of Reorganization, as Amended, dated December 24, 1997 <F1>

2(d) Order Amending Amended Plan of Reorganization and Order Confirming Debtor's Amended Plan

3(a) Certificate of Incorporation of the Company, including amendment filed with the Secretary of the State of Delaware<F2>

3(b)  By-Laws of the Company <F2>

3(c) Amendment to Company's Certificate of Incorporation filed with the Secretary of the State of Delaware, dated April 30, 1998

4(a)  Form of Warrant issued in connection with July, 1994, private offering
      <F2>

4(b) Warrant Agreement and related Warrant Certificate to be issued in connection with the public offering of the Company on November 18, 1994
      <F3>

4(c)  Underwriter's Warrant issued to the Underwriters on November 18, 1994
      <F3>

*10(e)1994 Amended and Restated Management Stock Option Plan<F2>

10(q) Form of Subscription Agreement evidencing registration rights<F4> 16(a) Letter on Change in certifying accountant

(B)   Reports on Form 8-K

      The Company filed a report on Form 8-K, dated March 25, 1998. Pursuant to the Company's Plan of Reorganization, as Amended, on March 17, 1998, the Company announced that on March 31, 1998 (the "Record Date"), the Company will effect a one-for-ten (1-for-10) reverse stock split of the Company's Common Stock, which will be effected on April 1, 1998.

<F1>  Incorporated by reference as filed by the Company with the Securities and Exchange Commission pursuant to the Federal Rules of Bankruptcy Procedure in conjunction with the Company's Chapter 11 Reorganization.

<F2>  Incorporated by reference to the Company's Registration Statement on
      Form SB-2 (Registration No. 33-81974-A) (the "Registration Statement") as filed on July 27, 1994.

<F3>  Incorporated by reference to the Post-Effective Amendment No. 1 to the
      Registration Statement as filed on December 13, 1994.

<F4>  Incorporated by reference to the Amendment No. 3 to the Registration
      Statement as filed on October 21, 1994.

                         Samuel F. May Jr. and Company
                           Certified Public Accounts

                                                                 Member: AICPA
                                                                         FICPA

                             Barnett Bank Building
                         23123 State Road 7, Suite 210
                           Boca Raton, Florida 33428

                   Office: (561) 487-0670 Fax: (561) 852-1646



                Report of Independent Certified Public Accountant


Board of Directors and Shareholders
The Singing Machine Company, Inc.
 and Subsidiary
Pompano Beach, Florida

I have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiary as of March 31, 1998, and the related consolidated statements of operation, shareholders' equity (deficit), and cash flows for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit The financial statements of The Singing Machine Company, Inc. as of March 31, 1997, were audited by other auditors whose report, dated December 3, 1997, expressed a qualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Singing Machine Company, Inc. and Subsidiary at March 31, 1998, and the results of their operations and their cash flows for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that The Singing Machine Company, Inc. and Subsidiary will continue as a going concern.

/s/ Samuel F. May Jr. & Company
Samuel F. May Jr. & Company
Certified Public Accountants
Boca Raton, Florida
October 12, 1998

                             MILLWARD & CO. CPA



             Report of Independent Certified Public Accountants


Board of Directors and Shareholders
The Singing Machine Company, Inc.
(Debtor-in-Possession)
Pompano Beach, Florida

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficiency), and cash flow of The Singing Machine Company, Inc. as Subsidiary (Debtor-in-Possession) for the year ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of consolidated operations and consolidated cash flows for the year ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated referred to above for the year ended March 31, 1997, have been prepared assuming that The Singing Machine Company, Inc. will continue as a going concern. As indicated in the financial statements, the Company has incurred recurring operating losses and has an accumulated deficit of $9,546,672, at March 31, 1997, and on April 11, 1997, the Company filed for relief pursuant to Chapter 11 of the United States Bankruptcy Act. In addition, as of December 3, 1997, the Company did not have a line of credit in place to finance its seasonal needs for inventory purchases. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the year ended March 31, 1997, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of The Singing Machine Company, Inc. and Subsidiary to continue as a going concern.

/s/ Millward & Co. CPAs
Millward & Co. CPAs
Fort Lauderdale, Florida
December 3, 1997

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEET
                                March 31, 1998


ASSETS

CURRENT ASSETS:
  Cash                                             $      7,770
  Trade accounts receivable, net of allowance
   for doubtful accounts of $80,000                     532,765
  Due from officer                                       25,489
  Inventories, net                                      410,293
  Prepaid expenses and other current assets              44,754

        Total current assets                          1,021,071

EQUIPMENT, net of accumulated
  depreciation of $163,064                               19,435

INTANGIBLE ASSET:
  Investment in song library, net of accumulated
   amortization of $398,328                              46,590

        Total assets                               $  1,087,096

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Trade accounts payable                           $    583,990
  Trade accounts payable to related parties             229,754
  Accrued expenses                                      519,382
  Royalties payable                                      41,809
  Loans payable                                         100,000
  Due to factor                                          54,982

        Total current liabilities                     1,529,917

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Common stock, $.01 par value;
    10,000,000 shares authorized;
    2,356,935 shares issued and outstanding              23,569
  Additional paid-in capital                          9,986,867
  Accumulated deficit                               (10,453,257)

        Total shareholders' deficit                    (442,821)

  Total liabilities and shareholders' deficit     $   1,087,096




The accompanying notes are an integral part of these statements.

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Years Ended March 31,
                                        1998           1997
REVENUES:
  Equipment sales, net             $  5,528,599   $  8,953,462
  Music sales, net                      693,885      1,610,594
  Commission income
     - related party                        -           90,583
  Other income                            7,538         20,240

        Total revenues                6,230,022     10,674,879

COST AND EXPENSES:
  Cost of equipment sales             4,734,633      8,060,973
  Cost of music sales                   317,644      1,084,386
  Other operating expenses              181,005        576,602
  Selling, general and
    administrative expenses           2,283,590      2,370,746
  Depreciation and amortization         177,268        400,084
  Impairment of long-lived assets           -        1,609,973

        Total costs and expenses      7,694,140     14,102,764

        Loss from operations         (1,464,118)    (3,427,885)

OTHER (EXPENSES) INCOME:
  Interest expense                      (28,514)      (173,639)
  Interest income                         2,870          5,033
  Factoring fees                        (95,257)      (235,312)
  Gain (loss) on sale or abandonment
          of property and equipment     (25,822)       (43,325)

        Total other expenses           (146,723)      (447,243)

LOSS BEFORE EXTRAORDINARY ITEM       (1,610,841)    (3,875,128)

Extraordinary item:
  Early extinguishment of debt,
   net of income taxes                  704,256            -
  Loss before provision for
   income taxes                        (906,585)           -

PROVISION FOR INCOME TAXES                  -              -

NET LOSS                           $   (906,585)  $ (3,875,128)

NET LOSS PER COMMON SHARE
  (Basic and Diluted)              $     (2.428)  $    (13.759)

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Basic and Diluted)                   373,369        281,651


The accompanying notes are an integral part of these statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   For the Years Ended March 31, 1998 and 1997



                                                                                 Total
                              Common Stock          Additional                  Shareholders'
                             $.01 Par Value         Paid-In      Accumulated     Equity
                           Shares       Amount      Capital      Deficit        (Deficit)
Balance at
  March 31, 1996           281,159    $   2,812    $5,852,473    $(5,671,544)  $    183,741

Issuance of common
  shares for debt
  settlement                 7,200           72        17,927            -           17,999

Net loss for the
  year ended
  March 31, 1997               -             -            -       (3,875,128)    (3,875,128)

Balance at
  March 31, 1997           288,359        2,884      5,870,400    (9,546,672)    (3,673,388)

Issuance of common
  shares for debt
  settlement             2,068,576       20,685      4,116,467           -        4,137,152

Net loss for the
  year ended
  March 31, 1998               -             -             -        (906,585)      (906,585)

Balance at
  March 31, 1998         2,356,935     $ 23,569    $ 9,986,867  $(10,453,257)   $  (442,821)






The accompanying notes are an integral part of these statements.

                  THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                         For the Years Ended March 31,
                                            1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                              $  (906,585)   $(3,875,128)
     Adjustments to reconcile net
    loss to net cash provided by
    used in) operations:
     Depreciation and amortization          177,268        400,084
     Impairment of long-lived assets            -        1,609,973
     (Gain) Loss on sale or
       abandonment of property
       and equipment                         25,822         43,325
     Changes in operating assets
       and liabilities:
        Trade accounts receivable          (223,285)      (124,873)
        Due from factor                          (3)        33,833
        Inventories                         759,724      1,136,415
        Prepaid expenses and other            8,080         50,037
        Income tax receivable                   -              -
        Bank overdraft                      (10,599)        10,599
        Trade accounts payable           (1,956,456)     1,101,286
        Trade accounts payable
          to related parties               (195,109)       (80,771)
        Accrued expenses                   (434,928)       (53,127)
        Royalties payable                  (678,456)      (123,784)

Net cash provided by (used in)
  operating activities                   (3,434,527)       127,869

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment           -             (732)
  Proceeds from sale of property
    and equipment                               -              -
  Additions to song library                     -              -
  Due from officer                            5,689           (975)

Net cash used in investing activities         5,689         (1,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to factor                            (167,461)       222,443
  Issuance of common stock for
    debt settlement                       4,137,152            -
  Issuance of bridge warrants                   -              -
  Loans payable                            (543,305)      (338,496)

Net cash used in financing activities     3,426,386       (116,053)

Net increase (decrease) in cash              (2,452)        10,109

Cash at beginning of year                    10,222            113

Cash at end of year                     $     7,770     $   10,222


The accompanying notes are an integral part of these statements.

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Organization and Basis of Presentation - The Singing Machine Company, Inc. and Subsidiary (the Company) is primarily engaged in the production, distribution, and marketing of karaoke music recordings, as well as the distribution and marketing of electronic karaoke audio equipment and accessories. The Company also acts as the exclusive commissioned sales agent for a related party which sells karaoke audio equipment to both unrelated parties located in the United States and internationally, and to the Company for distribution within the United States.

     On November 18, 1994, the Company completed an initial public offering of its common stock on Form SB-2.

     On April 11, 1997, The Singing Machine Company, Inc. filed a voluntary petition for relief pursuant to Chapter 11 of the United States Bankruptcy Act. Accordingly, all debts have bene classified as debts subject to compromise. See Note 12 to the consolidated financial statements related to the Company's Plan of Reorganization, as Amended.

2. Principles of Consolidation - The consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its wholly-owned foreign subsidiary. All significant intercompany transactions have been eliminated.

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

5. Inventories - Inventories are substantially all finished goods, which consist primarily of electronic karaoke audio equipment accessories, audio and compact discs. Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 31, 1997, the carrying value of all audio and video tapes was reviewed by the Company and based upon the outcome of such review, the Company has recorded a reduction in the carrying value of such assets in the amount of $529,414 , which was charged to cost of sales.

6. Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1998



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (continued)

7. Investment in Song Library - Investment in song library consists of costs incurred in the production or purchase of master song tapes. The carrying value of investment in song library is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the investment in song library will not be recoverable, as determined based on the estimated undiscounted cash of the entity acquired over the remaining amortization period, the Company's carrying value of the investment in song library is reduced by the estimated shortfall of discounted cash flows. Amortization expense charged to operations for the fiscal years ended March 31, 1998 and 1997 amounted to $44,492 and $126,507, respectively.

8. Property and Equipment - Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is provided using an accelerated method over the estimated useful lives of the related assets. During July, 1997, the Company moved to more cost effective facilities. All leasehold improvements and equipment associated with the prior facility were written down to $-0- value.

9. Costs in Excess of Net Assets Acquired and Trademarks - The carrying value of goodwill and trademarks are reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that the goodwill and trademarks will not be recoverable, as determined based on the estimated undiscounted cash of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill and trademarks is reduced by the estimated shortfall of discounted cash flows. As of March 31, 1997, the carrying value of goodwill and trademarks was reviewed by the Company and based upon the outcome of such review, the Company has recorded a reduction in the carrying value of such assets relating to music sales in the amount of $1,080,828. Accordingly, the write down of goodwill and trademarks has been charged to operations.

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

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (continued)

    The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and allowances for doubtful accounts.

11. Revenue Recognition - Revenue from the sale of equipment and music are recognized upon shipment and are reported net of returns and allowances. Commission income is recognized as earned.

12. Loss Per Common Share - Loss per common share is calculated based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. For the fiscal 1998 and 1997 periods, the effect of the common stock equivalents would be antidilutive and has not been included in the calculation.

13. Pronouncements - In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which supercedes Accounting Principles Board Opinion No. 15. Pursuant to SFAS No. 128, earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the fiscal years ended March 31, 1998 and 1997, there is no difference between basic and diluted net loss per share or between the basic and diluted net loss per share as previously reported. Potential common shares from stock options, warrants, and convertible preferred stock are excluded in computing basic and diluted net loss per share as their effects would be antidilutive. The adoption of SFAS No. 128 did not have a material impact on the Company's consolidated financial statements.

14. Fair Market Value of Financial Instruments - The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, note payable, accounts payable, and accrued liabilities approximates fair market value due to the immediate or short-term maturity of these financial instruments. The Company's liabilities are subject to compromise as discussed in note 12 to the consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses and there is an accumulated deficit of $10,453,257 at March 31, 1998. Management of the Company believes that it has instituted certain initiatives, including an enhanced sales focus and cost reductions that will result in returning the Company to profitable operations in fiscal 1999, and the Company's backlog of orders placed by customers indicate this strategy is working.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE 3 - SALE OF RECEIVABLES WITH RECOURSE

The Company sells certain trade accounts receivable, subject to full recourse provisions, pursuant to a factoring agreement, as amended. At March 31, 1998, the outstanding balance of such receivables for which the Company is contingently liable was approximately $532,765.

The Company received proceeds of approximately $1,987,000 and $2,855,000 in the fiscal 1998 period and fiscal 1997, respectively, upon the sale of trade accounts receivable under this agreement, and incurred approximately $95,257 and $235,000 in factor fees, respectively. All of the Company's accounts receivables, inventories, and intangibles are pledged as collateral under this agreement, and the factor holds back 50% of the approved receivable face amount as security. Minimum factor fees were $6,667 per month.

NOTE 4 - EQUIPMENT

A summary of equipment as of March 31, 1998 is as follows:

                                       Estimated
                                      Useful Lives
                                        (Years)

      Computer equipment                   5          $  56,212
      Office equipment                     7             42,915
                                                         99,127
      Less accumulated depreciation                      79,692

                     Totals                           $  19,435

Depreciation and amortization expense on property and equipment for the fiscal 1998 and fiscal 1997 periods is approximately $177,268 and $139,152, respectively.

NOTE 5 - LOANS PAYABLE

As of March 31, 1998, loan payable consists of the following:

Note payable, bearing annual interest at 10%,
due upon demand and subject to compromise                  $    20,000

Note payable, bearing annual interest at 12% due
September 30, 1998, and subject to
compromise to an officer and director                           80,000

                             Totals                        $   100,000

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998


NOTE 6 - COMMITMENTS AND CONTINGENCIES

On May 1, 1997, the Company entered into a lease for an office and warehouse facility for a term of 25 months. Pursuant to the terms of the lease, the Company must pay maintenance, insurance, and real estate taxes. Total rent expense was approximately $77,724 and $203,000 in the 1998 and fiscal 1997 periods, respectively. Future minimum lease commitments under noncancellable, the operating lease are as follows:

       Year Ending March 31:

              1999                     $   78,703
              2000                         26,234
              2001                            -
                                       $  104,937

NOTE 7 - RELATED PARTY TRANSACTIONS

At March 31, 1998, the amount due from officer bears interest monthly at 9% per annum and is due on March 31, 1999.

The Company's Hong Kong wholly-owned subsidiary, International SMC (HK) Ltd., operates as an intermediary to purchase Karaoke hardware from factories located in China.

During the fiscal 1998 and 1997 periods, the Company purchased certain karaoke audio equipment and accessories from Far East companies (related party suppliers) controlled by a director. During fiscal 1998, the Company purchased goods from FLX (HK) Limited, a company related through a common director, in the amount of approximately $1,200,000. During fiscal 1997, the Company purchased approximately $1,900,000.

NOTE 8 - SHAREHOLDERS' DEFICIT

Effective May 3, 1994, the Company adopted a stock option plan (the Plan), which provides for the granting of both incentive and nonqualified stock options to key personnel, including officers, directors, consultants, and advisors of the Company, based upon the determination of the Board of Directors. The Plan was amended on June 29,1994, and incentive stock options were granted under the Plan to purchase 293,700 shares of the Company's common stock. The incentive stock options expire in 1999 and 2004.

On April 1, 1998, the Company effectuated a one for ten (1:10) reverse stock split. The primary purpose of the split is pursuant to the Company's Plan of Reorganization as Amended on March 17, 1998. Trading in the post-split shares commenced at the opening of business on April 1, 1998. No additional shares were issued in connection with the reverse split and those stockholders entitled to receive fractional shares received shares based on rounding to the nearest whole number. During April, 1998, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of the Company's common stock to ten million (10,000,000) shares.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998


NOTE 8 - SHAREHOLDERS' DEFICIT (continued)

The company's creditors, pursuant to the Company's Plan of Reorganization, as Amended, who elected to receive shares will be issued an aggregate of 2,068,576 post-split shares of common stock. The Company's legal counsel has written to each creditor requesting that the necessary information be completed and returned in order to issue the common stock. The financial statements reflect the issuance of 2,068,576 post-split shares of common stock to the Company's creditors.

These financial statements reflect the one for ten (1:10) reverse stock split in computing the weighted average common and common equivalent shares outstanding and the net loss per common share amounts and accounts for the subsequent increase of authorized common shares pursuant to the Company's amendment to its Articles of Incorporation during April, 1998.

At March 31, 1998, 215,000 of these options are currently exercisable, and the remaining 78,700, held by three individuals, become exercisable in maximum increments of 20,000 each year through June 29,1999. Additional incentive or nonqualified stock options may be granted to purchase up to 191,300 shares of the Company's common stock. At March 31, 1998, 485,000 shares of common stock have been reserved for issuance under the Plan.

On November 18, 1994, the Company closed the initial public offering of 1,380,000 shares of its common stock and 1,380,000 warrants (the Public
Warrants) for an aggregate purchase price of approximately $7,080,000.   The
Public Warrants may be exercised at anytime beginning November 10, 1995, and continuing thereafter until November 10, 1999.

Also, included in the offering were 144,000 warrants issued to the Company's underwriters (the Representative's Warrants). The Representative's Warrants entitle the registered holders to purchase one share of the Company's common stock and a warrant to purchase an additional share of common stock. The warrants became exercisable November 10, 1995, and will continue thereafter until November 10, 1999.

During April, 1995, 272,250 Bridge Warrants were exercised resulting in net proceeds to the Company of $320,578.

During March, 1997, the Company issued 7,200 shares post-split of common stock to settle outstanding debt of approximately $18,000.

NOTE 9 - INCOME TAXES

On September 3, 1991, the Company underwent a change of ownership (as defined by Internal Revenue Code Section 382). This change limits the Company's ability to utilize its approximately $4,057,000 of net operating loss carryforwards (NOLs) as of March 31, 1997, to $14,000 per year (these NOLs expire from 2003 to 2007). At March 31, 1998, the Company has net operating loss carryforwards of approximately $10,635,490 (which are not subject to the above limitations) that expire through 2012. A valuation allowance of approximately $4,136,300 has been recognized to offset primarily all of the deferred tax assets related to these carryforwards.

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998


NOTE 9 - INCOME TAXES (continued)

The differences between the statutory United States federal income tax rate and the effective tax rate are as follows:

                                         Year Ended        Year Ended
                                       March 31, 1998    March 31, 1997
   Statutory rate                          (34.0)%           (34.0)%
   State income tax effect, net of
      federal benefit                       (4.6)%            (4.6)%
   Changes in valuation allowance           38.6%             38.6%

   Effective rate                            -                 -


At March 31, 1998, the components of the cumulative effect of temporary differences in the deferred income tax liability and income tax asset balances are as follows:

                                                             Total

Assets:
 Net operating loss carryforwards                      $   4,105,300

 Reserves for bad debts, sales returns
   and warranties                                             31,000

       Sub-totals                                          4,136,300

 Valuation allowance                                      (4,136,300)

 Net deferred tax assets                               $         -

The net change in the valuation allowance during the fiscal 1998 period was an increase of $1,436,300.

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

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998


NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (continued)

During the fiscal 1998 and 1997 periods, 91% and 79%, respectively, of the Company's total revenues were derived from sales to five customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                                           Fiscal          Fiscal
                                            1998            1997
   Target                                    36%             47%
   JC Penney                                 19%             13%
   Best Buy                                  22%             -
   Fingerhut                                 11%             -



NOTE 11 - FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The following is a summary of certain year-end adjustment that are considered material in the aggregate to the results of the fourth quarter.

                                           Fiscal          Fiscal
                                            1998            1997
   Inventory write-down                   $  -          $  529,414

   Impairment of long-lived assets           -           1,900,568

   Adjustment of royalties payable           -            (290,595)



NOTE 12 - DESCRIPTION OF PETITION

On April 11, 1997, The Singing Machine Company, Inc. filed a voluntary petition of relief pursuant to Chapter 11 of the United States Bankruptcy
Act. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the March 31, 1998, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998



NOTE 12 - DESCRIPTION OF PETITION (continued)

On March 17, 1998, the United States Bankruptcy Court approved the Company's Plan of Reorganization, as Amended, and the Company emerged from Chapter 11 Bankruptcy.

                                 SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE SINGING MACHINE COMPANY, INC.


Dated: December 7, 1998           By:/s/ Edward Steele
                                     Edward Steele, Chief Executive
                                     Officer, President and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature            Capacity                    Date



/s/ Edward Steele    Chief Executive Officer     December 7, 1998
Edward Steele         President and Director


/s/ John Klecha      Chief Financial Officer,    December 7, 1998
John Klecha           Secretary, Treasurer
                      and Director


/s/ Walter Haskamp   Director                    December 7, 1998
Walter Haskamp


/s/ Paul Wu          Director                    December 7, 1998
Paul Wu

                             SEC FILE NO. 0-24968



                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   EXHIBITS

                                      TO

                                  FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OF

                         THE SINGING MACHINE COMPANY, INC.

                                   EXHIBIT 2(d)



Order Amending Amended Plan of Reorganization and Order Confirming Debtor's Amended Plan

                         UNITED STATES BANKRUPTCY COURT
                          SOUTHERN DISTRICT OF FLORIDA

IN RE:     CASE NO. 97-22199-BKC-RBR

THE SINGING MACHINE COMPANY, INC.                  CHAPTER 11
Tax ID#95-3795478

          Debtor.
__________________________________/

                  ORDER AMENDING AMENDED PLAN OF REORGANIZATION
                   AND ORDER CONFIRMING DEBTOR'S AMENDED PLAN

     This cause came before the Court upon the Debtor's Ex-Parte Motion to Amend the Plan of Reorganization and Confirmation Order wherein the Debtor requested that the Amended Plan of Reorganization and Confirmation Order entered by this Court on February 26, 1998 be amended to provide that the record date and payable date for purposes of effectuating the reverse stock split of the Debtor's securities and the issuance of shares to those creditors that are exchanging debt for equity, be extended for fourteen (14) days from and after approval of the amendment to provide the Debtor with the opportunity to comply with the National Association of Securities Dealers, Inc. ("NASD") regulations. After review of the Motion and finding that good cause to Amend the Confirmation Order, it is

     ORDERED AND ADJUDGED as follows:

     1. The Debtor's Amended Plan of Reorganization and the Order Confirming Debtor's Amended Plan of Reorganization entered by the Court on February 26, 1998 are amended to add and include the following paragraph:

ORDERED THAT the record date and payable date for purposes of effectuating the reverse stock split of the Debtor's securities and the issuance of shares to the creditors whose debt is being converted to stock is extended fourteen (14) days from the date of this Order to provide the Debtor with the opportunity to comply with the National Association of Securities Dealers, Inc. ("NASD") regulations.

     DONE AND ORDERED in the Southern District of Florida this 17th day of March, 1998.

                                        /s/ Raymond B. Ray
                                        RAYMOND B. RAY, Judge
                                        UNITED STATES BANKRUPTCY JUDGE


COPIES FURNISHED TO:
Robert C. Furr, Esq.
Furr and Cohen, P.A.
1499 W. Palmetto Pk.Rd.#412
Boca Raton, Florida 33486

Office of Asst. U.S. Trustee
51 S.W. 1 Avenue
Room 1204
Miami, Florida 33130

The Singing Machine Company, Inc.
3101 Northwest 25th Avenue
Pompano Beach, FL 33069

Susan Sherrill, Esq.
Securities & Exchange Commission
Branch of Reorganization
Suite 1000
3475 Lenox Road, NE
Atlanta, GA 30326-1323

David Carter, Esq.
Special Counsel to DIP
2300 Glades Road
Boca Raton, FL 33431

                                 EXHIBIT 3(c)



Amendment to Company's Certificate of Incorporation filed with the Secretary of the State of Delaware, dated April 30, 1998

                          CERTIFICATE OF AMENDMENT

                                     OF

                        CERTIFICATE OF INCORPORATION

                                     OF

                      THE SINGING MACHINE COMPANY, INC.




     THE SINGING MACHINE COMPANY, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does certify:

     FIRST: that pursuant to the Company's Plan of Reorganization, as amended on March 17, 1998, and pursuant to the unanimous written consent of the Board of Directors of said corporation, the Board adopted a resolution dated March 23, 1998, amending Article Three to the Articles of Incorporation of the Company to fix the aggregate number of shares of Capital Stock that the Company shall have authority to issue at One Million One Hundred Thousand (1,100,000) shares.

     SECOND: that in lieu of a meeting and vote of stockholders, and in accordance with the provisions of Section 303 of the General Corporation Law of the State of Delaware, the Board of Directors of said corporation, by the unanimous written consent of its members, as necessary to effectuate the Company's Plan of Reorganization, as Amended on March 17, 1998, adopted a resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation of said Corporation:

     RESOLVED, that the Certificate of Incorporation of The Singing Machine Company, Inc. be amended by deleting the first paragraph of Article Three to the Articles of Incorporation of the Company and to insert the following in its place and stead:

     "The aggregate number of shares of all classes of capital stock that this Company shall have authority to issue is Eleven Million (11,000,000) shares, consisting of Nine Million (9,900,000) shares of Common Stock, par value $.01 per share (the "Common Stock"); and (ii) One Hundred Thousand (100,000) shares of Class A Common Stock, par value $.01 per share (the "Class A Stock"); and
     One Million (1,000,000) shares of Preferred Stock, par value $1.00 per (the "Preferred Stock").

     THIRD: that the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, The Singing Machine Company, Inc. has caused this Certificate to be signed by John Klecha, its Secretary, this 30th day of April, 1998.
                              THE SINGING MACHINE COMPANY, INC.



                              By: /s/ John Klecha
                                  John Klecha, Secretary






singing\amendment2.del

                                EXHIBIT 16(a)



Letter on Change in certifying Accountants

This is to confirm that Millward & Co. had no disagreements with the Singing Machine Company, Inc., regarding accounting issues.


/s/ Millward & Co.
Millward & Co.
Fort Lauderdale, Florida
November 16, 1998