Form 10QSB
period 1998-06-30
SINGING MACHINE CO INC
filed 1998-12-15
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 1998


                            0 - 24968
                     Commission File Number


               THE SINGING MACHINE COMPANY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)


          Delaware                                95-3795478
(State of Incorporation )                   (IRS Employer I.D. No.)


         3101 N.W. 25th Avenue,  Pompano Beach, FL 33069
            (Address of principal executive offices )


                          (954) 968-8006
         (Issuer's telephone number, including area code)


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes     No   x  .

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     No   x  .

               APPLICABLE ONLY TO CORPORATE ISSUERS

There were 2,356,935 shares of Common Stock, $.01 par value, issued and outstanding at June 30, 1998.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - June 30, 1998
               (Unaudited) and March 31, 1998.

               Consolidated Statement of Operations - Three months ended June 30, 1998 and 1997 (Unaudited).

               Consolidated Statement of Cash Flows - Three months ended June 30, 1998 and 1997 (Unaudited).

               Notes to Consolidated Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                  PART I - FINANCIAL INFORMATION


Item I.     Financial Statements

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET



                                ASSETS

                                       June 30,           March 31,
                                         1998               1998
                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $   20,161         $    7,770
  Trade accounts receivable -
    net of $80,000 allowance
    for doubtful accounts               437,193            532,765
  Accounts receivable -
    related parties                      26,067             25,489
  Inventories - net                     225 675            410,293
  Prepaid expenses and
    other assets                         39,767             38,047

  TOTAL CURRENT ASSETS                  748,863          1,014,364

PROPERTY & EQUIPMENT - net of
  accumulated depreciation of
  $167,928 as of June 30, 1998
  and $163,064 as of
  March 31, 1998                         14,571             19,435

INTANGIBLE ASSETS:
  Investments in song library
    net of accumulated amortization
    of $414,559 as of June 30, 1998
    and $398,328 as of
    March 31, 1998                       30,339             46,590

OTHER ASSETS                              6,707              6,707

  TOTAL ASSETS                       $  800,480         $1,087,096








See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET


                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                       June 30,           March 31,
                                         1998               1998
                                       (Unaudited)

CURRENT LIABILITIES
   Trade accounts payable             $  1,115,584      $  1,429,917
   Loans payable                           102,795           100,000

    TOTAL CURRENT LIABILITIES            1,218,379         1,529,917


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
   10,000,000 shares authorized,
   2,356,935 issued and
   outstanding at June 30, 1998
   and March 31, 1998                       23,569            23,569
Additional paid in capital               9,986,867         9,986,867
Accumulated deficit                    (10,428,335)      (10,453,257)

     TOTAL STOCKHOLDERS' EQUITY           (417,899)         (442,821)


TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT               $    800,480      $  1,087,096













See accompany notes to financial statements.

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           ( Unaudited )


                                              Three Months Ended
                                                    June 30,
                                              1998           1997
                                           (Unaudited)    (Unaudited)
REVENUES:
   Equipment sales, net                    $1,624,039     $   127,255
   Music sales, net                            25,663         100,842
   Commission income - related party            1,080           2,741
   Other                                          -            29,955
                                            1,650,782         260,793

COSTS AND EXPENSES:
  Cost of equipment sales                   1,216,996         173,869
  Cost of music sales                           5,335          36,305
  Other operating expenses                     68,916         104,247
  Selling general and administrative
     expenses                                 281,720         298,237
  Depreciation and amortization                15,978          46,675
                                            1,588,945         659,333

OPERATING INCOME (LOSS)                        61,837        (398,540)

OTHER INCOME (EXPENSES):
   Interest income                                578             557
   Interest expense                           (21,679)         (1,799)
   Factoring expenses                         (15,814)        (17,036)
                                              (36,915)        (18,278)

INCOME (LOSS) BEFORE TAXES                     24,922        (416,818)

PROVISION FOR INCOME TAXES                        -               -

NET INCOME (LOSS)                          $   24,922      $ (416,818)

NET INCOME (LOSS) PER SHARE                $     0.01      $    (0.14)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING             2,356,934       2,883,582





See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            ( Unaudited )

                                              Three Months Ended
                                                    June 30,
                                              1998           1997

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     $   37,704     $   14,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receivable from related parties                 578            557

   Net cash provided by (used in)
     investing activities                         578            557

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                  43,000            -
  Repayments of notes payable                 (40,000)           -

   Net cash provided by (used in)
     financing activities                       3,000            -

INCREASE (DECREASE) IN CASH                    41,282         15,543

CASH - BEGINNING OF PERIOD                     13,916           (377)

CASH - END OF PERIOD                       $   55,198     $   15,166

















See accompanying notes to financial statements.

NOTE 1 -  CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended March 31, 1998.

          The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended March 31, 1998 which are included in Form 10-KSB.

          In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

          The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1999.

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

NOTE 2 -  REORGANIZATION

          On April 1, 1998, the Company effectuated a one-for-ten (1:10) reverse stock split. The primary purpose of the reverse stock split was to comply with the Company's Plan of Reorganization, as Amended, which was confirmed on March 17, 1998. Trading in the post-split shares commenced at the opening of business on April 1, 1998.
          No additional shares were issued in connection with the reverse split and those stockholders entitled to receive fractional shares received shares based on rounding to the nearest whole number. During April 1998, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of the Company's common stock to ten million (10,000,000) shares.

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

          These financial statements also reflect the one-for-ten (1:10) reverse stock split in computing the weighted average common and common equivalent shares outstanding and the net loss per common share amounts and account for the subsequent increase of authorized common shares pursuant to the Company's amendment to its Articles of Incorporation during April 1998.

NOTE 3 -  MAJOR CUSTOMERS

          During the three months ended June 30, 1998 and 1997, 89.3% and 86.3%, respectively, of the Company's total revenue were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                           THREE MONTHS ENDED   THREE MONTHS ENDED
                             JUNE 30, 1998        JUNE 30, 1997

          Target                 34.5%                11.0%

                           THREE MONTHS ENDED   THREE MONTHS ENDED
                             JUNE 30, 1998        JUNE 30, 1997

          Best Buy               25.6%                 -

          Fingerhut              12.6%                27.6%

          JC Penney              11.1%                37.7%


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

          On October 27, 1995, the Company signed an exclusive five
          (5) year sub-distribution agreement with Memcorp, Inc. a Florida company holding rights to MEMOREX, a registered trademark name. Under the agreement the Company became the exclusive sub-distributor of karaoke hardware products under "Memorex" trademark.

          For the first quarter of fiscal 1999, the Company's net income was approximately $25,000. The Company's working capital deficit as of June 30, 1998 was approximately $515,000. As a result of historical losses, a net working capital deficiency and lack of financing, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern based on their audit of the Company's financial statements for the fiscal year ended March 31, 1998. See "Liquidity and Capital Resources" - "Going Concern" below.

          RESULTS OF OPERATIONS
          THREE MONTHS ENDED JUNE 30, 1998 AND 1997

          REVENUES

          Total revenues increased by approximately $1,390,000 or 533% during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The increase in revenue is primarily a result of increases in equipment sales, and a reduced return rate from customers.

          Revenues from equipment sales increased 1,176% to approximately $1,624,000 for the first quarter of fiscal 1999 compared to $127,000 for the first quarter of fiscal 1998. The increase in equipment sales was due to the ability of the Company to obtain new financing to purchase new inventory since the Chapter 11 reorganization.

          Revenues from music sales declined by 75% to approximately $26,000 for the first quarter of fiscal 1999 compared to $101,000 for the first quarter of fiscal 1998. Commissions and other income decreased by approximately $36,000 to $1,900 for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The decrease reflects lower commission income from a related party, primarily due to International's increased business operations in Hong Kong, reflecting lower licensing fees.

          GROSS PROFIT

          Gross profit from equipment and music sales increased approximately $409,000 to $427,000 or 25.9% for the first quarter of fiscal 1999, compared to $18,000 or 7.8% for the first quarter of fiscal 1998. The increase in gross profit was primarily a result of the reduction of the Company's existing inventory and the ability of the Company to obtain new financing to purchase new inventory after the Chapter 11 reorganization.

          OTHER OPERATING EXPENSES

          Other operating expenses decreased approximately $35,000, or 34% during the first quarter of fiscal 1999 compared to the same period a year ago. The decrease is primarily due to lower facility and personnel expenses.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses decreased approximately $16,000 or 6%, during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The decrease is primarily due to lower facility costs.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense decreased approximately $31,000 or 66% to $16,000 for the first quarter of fiscal 1999 compared to the $46,700 recorded last year. The decrease is primarily the result of the write off of the costs of trademarks no longer used, cost in excess of net assets (goodwill), the write-down of the song library due to the bankruptcy reorganization, and leasehold improvements abandoned while moving to a smaller facility.

          OTHER EXPENSES

          Net interest expense increased approximately $18,000 or 100% during the first quarter of fiscal 1999 compared to the same period year ago. The increase is primarily due to increased banking and interest charges of the Company's Hong Kong subsidiary to finance increased shipments of hardware.

          Loss on sales of accounts receivable was 1.0% and 6.5% of total revenues during the first quarter of fiscal 1999 and 1998 respectively. The loss decreased $1,200 to 15,800, compared to the $17,000 recorded last year primarily due to a lower factoring rate during the first quarter of fiscal 1999.

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

          FINANCIAL CONDITION

          At June 30, 1998, the Company had current assets of $748,863, compared to $1,014,364 at March 31, 1998; total assets of $800,450 as compared to $1,087,096 at March 31, 1998; current liabilities of $1,218,379 as compared to

          $1,529,917 at March 31, 1998, and a current net worth of $(417,899) as compared to $(442,821) at March 31, 1998.
          (See "Financial Statements"). The decrease in total assets and increase in net worth are principally due to the sell off of inventory during the period.

          LIQUIDITY AND CAPITAL RESOURCES

          Going Concern: The Company's working capital deficit at June 30, 1998, was approximately $515,000. The report by the Company's independent auditors on its March 31, 1998 financial statements express substantial doubt about the Company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1998, and an accumulated deficit of approximately $10,453,000. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

          Capital Resources: The Company has obtained significant financing for continuing operations and growth. Three specific lines of credit have been opened, a financing agreement in Hong Kong and two financing agreements through its U.S. operations.

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

                  PART II  -  OTHER  INFORMATION


Item 1.   LEGAL PROCEEDINGS

          Not applicable

Item 2.   CHANGES IN SECURITIES

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable

Item 5.   OTHER INFORMATION

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are not exhibits required to be filed for the period covered by this Report.

         (b)   The Company did not file a Current Report on Form
               8-K during the period covered by this Report.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SINGING MACHINE COMPANY, INC.




Dated: December 11, 1998          By: /s/ John F. Klecha
                                      John F. Klecha
                                      Chief Financial Officer