Form 10QSB
period 1998-09-30
SINGING MACHINE CO INC
filed 1998-12-17
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1998


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


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X  No    .

               APPLICABLE ONLY TO CORPORATE ISSUERS

There were 2,356,935 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 1998.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

               Consolidated Balance Sheets - September 30, 1998
               (Unaudited) and March 31, 1998.

               Consolidated Statement of Operations - Three months and six months ended September 30, 1998 and 1997
               (Unaudited).

               Consolidated Statement of Cash Flows - Six months ended September 30, 1998 and 1997 (Unaudited).

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

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                  PART I - FINANCIAL INFORMATION


Item I.     Financial Statements

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET


                                ASSETS

                                     September 30,        March 31,
                                         1998               1998
                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $   92,763         $    7,770
  Trade accounts receivable -
    net of $80,000 allowance
    for doubtful accounts             1,574,995            532,765
  Accounts receivable -
    related parties                      26,658             25,489
  Inventories - net                     729,495            410,293
  Prepaid expenses and
    other assets                         34,460             38,047

  TOTAL CURRENT ASSETS                2,458,371          1,014,364

PROPERTY & EQUIPMENT - net of
  accumulated depreciation of
  $169,768 as of September 30, 1998
  and $163,064 as of March 31, 1998      12,731             19,435

INTANGIBLE ASSETS:
  Investments in song library
  net of accumulated amortization
    of $424,187 as of September 30,
    1998 and $398,328 as of
    March 31, 1998                       20,731             46,590

OTHER ASSETS                              6,707              6,707

  TOTAL ASSETS                       $2,498,540         $1,087,096







See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET


                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                     September 30,        March 31,
                                         1998               1998
                                       (Unaudited)
CURRENT LIABILITIES
   Trade accounts payable             $ 2,296,043      $  1,429,917
   Loans payable                          129,715           100,000

    TOTAL CURRENT LIABILITIES           2,425,758         1,529,917


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
   10,000,000 shares authorized,
   2,356,935 issued and
   outstanding at
   September 30, 1998
   and March 31, 1998                      23,569            23,569
Additional paid in capital              9,986,867         9,986,867
Accumulated deficit                    (9,937,654)      (10,453,257)

Total stockholders' equity                 72,782          (442,821)


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 2,498,540       $ 1,087,096












See accompany notes to financial statements.

                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          ( Unaudited )

                                        Three Months Ended                 Six Months Ended
                                  September 30,      September 30,   September 30,    September 30,
                                      1998               1997            1998             1997
REVENUES:
   Equipment sales, net            $3,692,515          $1,878,957     $5,316,554       $2,006,212
   Music sales, net                    97,822             251,990        123,485          352,832
   Commission income
     - related party                      -                 1,702            -              4,443
   Other                                9,919               9,928         11,449           39,883

Total revenues                      3,800,256           2,142,577      5,451,488        2,403,370

COSTS AND EXPENSES:
   Cost of equipment sales          2,838,478           1,583,348      4,065,474        1,757,217
   Cost of music sales                 35,889              69,545         41,224          105,850
   Other operating expenses            68,916              77,660        134,245          181,907
   Selling general and
    administrative expense            297,821             245,678        589,378          540,585
   Depreciation and amortization       14,481              46,673         30,459           93,348

Total costs and expenses            3,255,585           2,022,904      4,860,780        2,678,907

Operating income ( loss )             544,671             119,673        590,708         (275,537)

Other income ( expenses ):
   Interest income                        590                 569          1,168            1,125
   Interest expense                    (6,221)             (2,416)       (10,977)          (4,215)
   Factoring fees                     (49,482)            (28,896)       (65,296)         (45,932)

Total other expenses, net             (55,113)            (30,743)       (75,105)         (49,022)

Income ( loss ) before taxes          489,558              88,930        515,603         (324,559)


                          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                        Three Months Ended                 Six Months Ended
                                  September 30,      September 30,   September 30,    September 30,
                                      1998               1997            1998             1997

Net income (loss)                  $  489,558         $    88,930     $   515,603      $  (324,559)

Net income (loss) per share        $     0.21         $      0.03     $      0.22      $     (0.11)

WEIGHTED AVERAGE COMMON
  AND COMMON  EQUIVALENT
  SHARES OUTSTANDING                2,356,934           2,883,582       2,356,934        2,883,582















See accompanying notes to financial statements.

                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ( Unaudited )

                                        Three Months Ended                 Six Months Ended
                                  September 30,      September 30,   September 30,    September 30,
                                      1998               1997            1998             1997

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES             $   76,216         $   25,846      $   86,185       $   40,778

CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Property & equipment                 (3,023)               -            (3,023)             -
  Receivable from
    related parties                      (591)              (569)         (1,169)           6,749
  Other assets                            -               (1,050)            -             (7,757)

  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES               (3,614)            (1,619)         (4,192)          (1,008)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from notes payable             -                  -            43,000              -
  Repayments of notes payable             -                  -           (40,000)             -

  NET CASH PROVIDED BY (USED)IN
    FINANCING ACTIVITIES                  -                  -             3,000              -

INCREASE (DECREASE) IN CASH            72,602             24,227          81,993           39,770

CASH - BEGINNING OF PERIOD             20,161             15,166           7,770             (377)

CASH - END OF PERIOD               $   92,763         $   39,393      $   92,763       $   39,393



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

          The results of operations for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1999.

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

NOTE 3 -  MAJOR CUSTOMERS

          During the six months ended September 30, 1998 and 1997, 91.1% and 85.7%, respectively, of the Company's total revenue were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                           SIX MONTHS ENDED     SIX MONTHS ENDED
                          SEPTEMBER 30, 1998   SEPTEMBER 30, 1997

          Target                 31.3%                11.0%
          Best Buy               24.0%                  -
          Fingerhut                -                  27.6%
          JC Penney              26.6%                37.7%

          Because of the seasonality of the Company's sales, these results may be distorted due to historically low percentage of overall sales during the Company's first quarter and historically high third quarter shipments.

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

          For the first six months of fiscal 1999, the Company's net income was approximately $516,000. The Company's working capital as of September 30, 1998 was approximately $33,000.

          RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998
          AND 1997

          REVENUES

          Total revenues increased by approximately $3,048,000 or 227% during the first six months of fiscal 1999 compared to the first six months of fiscal 1998. The increase in revenue is primarily a result of increases in equipment and software sales and a reduced rate of returns from customers.

          Revenues from equipment sales increased 265% to approximately $5,316,000 for the first six months of fiscal 1999 compared to $2,006,000 for the first six months of fiscal 1998. The increase in equipment sales was primarily a result of the ability of the Company to obtain new financing to purchase new inventory during the first six months of fiscal 1999.

          Revenues from music sales declined by 65% to approximately $123,000 for the first six months of fiscal 1999 compared to $353,000 for the first six months of fiscal 1998. Commissions and other income decreased approximately $33,000 to $11,000 for the first six months of fiscal 1999 compared to the first six months of fiscal 1998. The decrease reflects lower commission income from a related party, primarily due to International's increased business operations in Hong Kong, reflecting lower licensing fees.

          GROSS PROFIT

          Gross profit from equipment and music sales increased approximately $837,364 to $1,333,000 or 24.5% for the first six months of fiscal 1999, compared to $495,977 or 21.1% for the first six months of fiscal 1998. The increase in gross profit was primarily a result of the reduction of the Company's existing inventory and the ability of the Company to obtain new financing to purchase new inventory after the Chapter 11 reorganization and selling at higher gross margins.

          OTHER OPERATING EXPENSES

          Other operating expenses decreased approximately $48,000, or 26% during the first six months of fiscal 1999 compared to the same period a year ago. The decrease is primarily due to lower facility and personnel expenses.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses increased approximately $52,143 or 21.2%, during the first six months of fiscal 1999 compared to the first six months of fiscal 1998. The increase is primarily due to an increase in salaries and payroll taxes as a direct result of an additional employee (marketing) product development expenses as a direct result of production of new music titles and development costs of new music multi-packs and significant increases in freight and delivery costs as a result of increased sales.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense decreased approximately $63,000 or 67% to $30,000 for the first six months of fiscal 1999 compared to the $93,000 recorded last year. The decrease is primarily the result of the write off of the costs of trademarks no longer used, cost in excess of net assets (goodwill), write-down of the song library due to the bankruptcy reorganization, and leasehold improvements abandoned while moving to a smaller facility.

          OTHER EXPENSES

          Net interest expense increased approximately $26,000 or 57% during the first six months of fiscal 1999 compared to the same period year ago. The increase is primarily due to increased banking and interest charges of the Company's Hong Kong subsidiary to finance increased shipments of hardware.

          Loss on sales of accounts receivable was 1.2% and 1.8% of total revenues during the first six months of fiscal 1999 and 1998 respectively. The loss increased $19,000 to $65,000, compared to the $46,000 recorded last year primarily due to higher shipments and factoring of those receivables during the first six months of fiscal 1999.

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

          FINANCIAL CONDITION

          At September 30, 1998, the Company had current assets of $2,458,371, compared to $1,014,364 at March 31, 1998; total assets of $2,495,640 as compared to $1,087,096 at March 31, 1998; current liabilities of $2,425,758 as compared to $1,529,917 at March 31, 1998, and a current net worth of $72,782 as compared to $(442,821) at March 31, 1998. (See
          "Financial Statements"). The increase in total assets and net worth are principally due to the increases of inventories and receivables as a result of higher sales and orders during the six months ended September 30, 1998.

          LIQUIDITY AND CAPITAL RESOURCES

          Going Concern: The Company's working capital at September 30, 1998, was approximately $33,000. The report by the Company's independent auditors on its March 31, 1998 financial statements express substantial doubt about the Company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1998, and an accumulated deficit of approximately $10,400,000. This condition raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

          Capital Resources: Since the date of the March 31, 1998 financial statements, the Company has obtained significant financing for continuing operations and growth. Three specific lines of credit have been opened, a financing agreement in Hong Kong and two financing agreements through its U.S. operations.

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

                                  THE SINGING MACHINE COMPANY, INC.




Dated: December 17, 1998          By:/s/ John F. Klecha
                                     John F. Klecha
                                     Chief Financial Officer