Form 10QSB
period 1998-12-31
SINGING MACHINE CO INC
filed 1999-02-12
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended December 31, 1998


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

               APPLICABLE ONLY TO CORPORATE ISSUERS

There were 2,356,935 shares of Common Stock, $.01 par value, issued and outstanding at February 1, 1999.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

               Consolidated Balance Sheets - December 31, 1998
               (Unaudited) and March 31, 1998.

               Consolidated Statement of Operations - Three months and nine months ended December 31, 1998 and 1997
               (Unaudited).

               Consolidated Statement of Cash Flows - nine months ended December 31, 1998 and 1997 (Unaudited).

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

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                  PART I - FINANCIAL INFORMATION


Item I.     Financial Statements

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET


                                ASSETS

                                     December 31,        March 31,
                                         1998               1998
                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $   39,869         $    7,770
  Trade accounts receivable -
    net of $80,000 allowance
    for doubtful accounts               986,244            532,765
  Accounts receivable -
    related parties                      27,262             25,489
  Inventories - net                     388,635            410,293
  Prepaid expenses and
    other assets                         37,534             38,047

  TOTAL CURRENT ASSETS                1,479,544          1,014,364

PROPERTY & EQUIPMENT - net of
  accumulated depreciation of
 $174,823 as of December 31, 1998
  and $163,064 as of March 31, 1998       7,676             19,435

INTANGIBLE ASSETS:
  Investments in song library
    net of accumulated amortization
    of $434,553 as of December 31,
    1998 and $398,328 as of
    March 31, 1998                       10,365             46,590

OTHER ASSETS                              1,165              6,707

  TOTAL ASSETS                       $1,498,750         $1,087,096








See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                     December 31,        March 31,
                                         1998               1998
                                       (Unaudited)
CURRENT LIABILITIES
   Trade accounts payable             $ 1,017,314      $  1,429,917
   Loans payable                           56,514           100,000

    TOTAL CURRENT LIABILITIES           1,073,828         1,529,917


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
   10,000,000 shares authorized,
   2,356,935 issued and
   outstanding at
   December 31, 1998
   and March 31, 1998                      23,569            23,569
Additional paid in capital              9,986,867         9,986,867
Accumulated deficit                    (9,585,514)      (10,453,257)

Total stockholders' equity                424,922          (442,821)


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 1,498,750       $ 1,087,096














See accompany notes to financial statements.

                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          ( Unaudited )

                                        Three Months Ended                 Nine Months Ended
                                  December 31,       December 31,    December 31,     December 31,
                                      1998               1997            1998             1997
REVENUES:
   Equipment sales, net            $2,683,242          $3,257,985     $7,999,796       $5,264,197
   Music sales, net                   380,632             301,983        504,117          654,815
   Commission income
     - related party                      -                 1,389            -              5,832
   Other                                  275              35,010         11,724           74,894

Total revenues                      3,064,149           3,596,367      8,515,637        5,999,738

COSTS AND EXPENSES:
   Cost of equipment sales          2,110,611           2,722,679      6,176,085        4,479,896
   Cost of music sales                134,112              84,338        175,336          190,188
   Other operating expenses            68,673              99,470        202,918          281,377
   Selling general and
    administrative expense            286,545             366,139        874,474          911,166
   Depreciation and amortization       17,475              46,675         47,934          140,025

Total costs and expenses            2,617,416           3,319,301      7,476,747        6,002,652

Operating income ( loss )             446,733             277,066      1,038,890           (2,914)

Other income ( expenses ):
   Interest income                        500                 496          1,951            1,621
   Interest expense                    (5,574)               (700)       (16,551)          (4,915)
   Factoring fees                     (91,251)            (37,109)      (156,547)         (83,041)

Total other expenses, net             (96,325)            (37,313)      (171,147)         (86,335)

Income ( loss ) before taxes          350,408             239,753        867,743          (89,249)


                          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                        Three Months Ended                 Nine Months Ended
                                  December 31,       December 31,    December 31,     December 31,
                                      1998               1997            1998             1997
Net income (loss)                  $ 350,408         $   239,753     $   867,743      $   (89,249)

Net income (loss) per share        $    0.15         $      0.08     $      0.37      $     (0.03)

WEIGHTED AVERAGE COMMON
  AND COMMON  EQUIVALENT
  SHARES OUTSTANDING                2,356,934          2,883,582       2,356,934        2,883,582




















See accompanying notes to financial statements.

                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited )

                                        Three Months Ended                 Nine Months Ended
                                  December 31,       December 31,    December 31,     December 31,
                                      1998               1997            1998             1997
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES             $   48,819         $   46,751      $   77,358       $   30,399

CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Property & equipment                    -                  -               -                -
  Receivable from
    related parties                      (604)              (495)         (1,773)           6,254
  Other assets                            -               53,040             -             (2,677)

  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                 (604)            52,545          (1,773)           3,577

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from notes payable          29,715                -            43,000              -
  Repayments of notes payable             -                  -           (86,486)             -

  NET CASH PROVIDED BY (USED)IN
    FINANCING ACTIVITIES               29,715                -           (43,486)             -

INCREASE (DECREASE) IN CASH            19,708             (5,794)         32,099           33,976

CASH - BEGINNING OF PERIOD             20,161             39,393           7,770             (377)

CASH - END OF PERIOD               $   39,869         $   33,599      $   39,869       $   33,599



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

          The results of operations for the nine month period ended December 31, 1998 are indicative of the results that may be expected for the entire fiscal year ending March 31, 1999.

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

NOTE 3 -  MAJOR CUSTOMERS

          During the nine months ended December 31, 1998 and 1997, 84.4% and 84.7%, respectively, of the Company's total revenue were derived from net sales to its five largest customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                          NINE MONTHS ENDED   NINE MONTHS ENDED
                          DECEMBER 31, 1998   DECEMBER 31, 1997

          Target                 33.0%                34.1%
          Best Buy               18.6%                19.2%
          JC Penney              20.1%                18.8%

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

          For the first nine months of fiscal 1999, the Company's net income was approximately $868,000. The Company's working capital as of December 31, 1998 was approximately $406,000.

          RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1998
          AND 1997

          REVENUES

          Total revenues increased by approximately $2,515,899 or 42% during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. The increase in revenue is primarily a result of increases in equipment and software sales and a reduced rate of returns from customers.

          Revenues from equipment sales increased 52% to approximately $8,000,000 for the first nine months of fiscal 1999 compared to $5,264,000 for the first nine months of fiscal 1998. The increase in equipment sales was primarily a result of the ability of the Company to obtain new financing to purchase inventory during the first nine months of fiscal 1999.

          Revenues from music sales declined by 23% to approximately $504,000 for the first nine months of fiscal 1999 compared to $353,000 for the first nine months of fiscal 1998. Commissions and other income decreased approximately $69,000 to $655,000 for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. The decrease reflects lower commission income from a related party, primarily due to International's increased business operations in Hong Kong, reflecting lower licensing fees.

          GROSS PROFIT

          Gross profit from equipment and music sales increased approximately $903,000 to $2,152,000 or 25.3% for the first nine months of fiscal 1999, compared to $1,249,000 or 21.1% for the first nine months of fiscal 1998. The increase in gross profit was primarily a result of the reduction of the Company's existing inventory and the ability of the Company to obtain new financing to purchase inventory after the Chapter 11 reorganization and selling at higher gross margins.

          OTHER OPERATING EXPENSES

          Other operating expenses decreased approximately $78,000, or 28% during the first nine months of fiscal 1999 compared to the same period a year ago. The decrease is primarily due to lower facility and personnel expenses.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses decreased approximately $36,692 or 4%, during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. The decrease is primarily due to lower legal and accounting fees after reorganization.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense decreased approximately $92,000 or 66% to $48,000 for the first nine months of fiscal 1999 compared to the $140,000 recorded last year. The decrease is primarily the result of the write off of the costs of trademarks no longer used, cost in excess of net assets (goodwill), write-down of the song library due to the bankruptcy reorganization, and leasehold improvements abandoned while moving to a smaller facility.

          OTHER EXPENSES

          Net interest expense increased approximately $11,000 or 333% during the first nine months of fiscal 1999 compared to the same period year ago. The increase is primarily due to increased banking and interest charges of the Company's Hong Kong subsidiary to finance increased shipments of hardware, and interest on short term notes.

          Loss on sales of accounts receivable was 1.8% and 1.4% of total revenues during the first nine months of fiscal 1999 and 1998 respectively. The loss increased $74,000 to $157,000, compared to the $83,000 recorded last year primarily due to higher shipments and factoring of those receivables during the first nine months of fiscal 1999 and purchase order financing during 1999 of approximately $1,200,000 of hardware orders.

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

          FINANCIAL CONDITION

          At December 31, 1998, the Company had current assets of $1,479,544, compared to $1,014,364 at March 31, 1998; total assets of $1,498,750 as compared to $1,087,096 at March 31, 1998; current liabilities of $1,073,828 as compared to $1,529,917 at March 31, 1998, and a current net worth of $424,922 as compared to $(442,821) at March 31, 1998. (See
          "Financial Statements"). The increase in total assets and net worth are principally due to the increases of receivables as a result of higher sales and orders during the nine months ended December 31, 1998.

          LIQUIDITY AND CAPITAL RESOURCES

          Going Concern: The Company's working capital at December 31, 1998, was approximately $406,000. The report by the Company's independent auditors on its March 31, 1998 financial statements express substantial doubt about the Company's ability to continue as a going concern. The independent auditors attributed this substantial doubt to substantial net operating losses in the fiscal year ended March 31, 1998, and an accumulated deficit of approximately $10,400,000. This condition raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of other liabilities that might be necessary should the Company be unable to successfully negotiate additional inventory financing and continue as a going concern.

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

                                  THE SINGING MACHINE COMPANY, INC.




Dated: February 1, 1999           By:/s/ John F. Klecha
                                     John F. Klecha
                                     Chief Financial Officer