Form 10KSB
period 1999-03-31
SINGING MACHINE CO INC
filed 1999-08-09
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                  COMMISSION FILE NO.: 0-24968

               THE SINGING MACHINE COMPANY, INC.
         (Name of Small Business Issuer in its Charter)

   Delaware                                       95-3795478
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)             Identification No.)

      6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
   (Address of principal executive offices, including zip code)

                          (954) 596-1000
                   (Issuer's telephone number)

          3101 N.W. 25th Avenue, Pompano Beach, FL 33069
        (Former Name, Former Address and Formal Fiscal Year,
                   if changed since last report)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $9,547,816

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $1.78 per share as reported on the OTC Bulletin Board on July 30, 1999, was approximately $4,447,243. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS: Indicate whether the Issuer has filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the
distribution of securities under a plan confirmed by a court.  Yes  x   No

APPLICABLE ONLY TO CORPORATE REGISTRANTS: State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

2,498,451 shares of Common Stock were outstanding as of March 31, 1999.

                THE SINGING MACHINE COMPANY, INC.



                        TABLE OF CONTENTS

                                                         Page
PART I

Item 1.  Business.........................................3

Item 2.  Properties.......................................10

Item 3.  Legal Proceedings................................11

Item 4.  Submission of Matters to a
           Vote of Security Holders.......................11

PART II

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................12

Item 6.  Management's Discussion and
           Analysis or Plan of Operations.................14

Item 7.  Financial Statements and Supplementary Date......18

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure.......................18

PART III

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act..............18

Item 10. Executive Compensation...........................20

Item 11. Security Ownership of Certain
           Beneficial Owners and Management...............22

Item 12. Certain Relationships and Related Transactions...23

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K..............26

SIGNATURES

               PART I - FORWARD LOOKING STATEMENTS


The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for certain forward-looking statements.   The
forward-looking statements contained in this Form 10-KSB are subject to certain assumptions, risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.


ITEM 1.  BUSINESS

INTRODUCTION

The Singing Machine Company, Inc. (the "Company") is engaged in the distribution and marketing of electronic karaoke audio equipment which plays backing tracks (music without lyrics) of popular songs and records the vocal accompaniment of professional and amateur singers to those backing tracks. The Company contracts for the manufacture of all of its electronic equipment products with manufacturers located in the Far East. The Company also produces and markets karaoke audio software, including CD plus, graphics, and audio cassette tapes containing music and lyrics of popular songs for use with karaoke recording equipment. One track of those tapes offers complete music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all audio cassette software sold by the Company is accompanied by printed lyrics, and the Company's karaoke CD's with graphics contain lyrics which appear on the video screen. The Company contracts for the reproduction of its audio cassette software, which is produced by the Company or by an independent producer.

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

As a result of bankruptcy reorganization, the Company was able to effectively reduce the size of its corporate offices, warehousing operations, personnel, and inventory resulting in a savings of $12,000 per month in lease expense and a reduction in payroll of $6,000 per month. During the Chapter 11, the Company was able to retain its core customer base of major retail accounts such as Target, J.C. Penney, Fingerhut, and FAO Schwarz. Also, the Company began a new customer relationship with Best Buy to whom the Company has sold in excess of $1,000,000 during 1998. The Company was also able to settle certain pending legal matters through the Plan which, when viewed with the fact that over ninety percent (90%) of the unsecured creditors converted debt to equity in the reorganized company, resulted in a significant reduction of liabilities on the Company's post-reorganization balance sheet. As of June 10, 1998, the Company had fully implemented the Plan and distributed securities pursuant to the Plan in the reorganized debtor.

PRODUCT LINES

The Company currently has a product line of 11 different models of recording and playback units incorporating such features as a CD graphics player, graphic equalizer and high-output stereo amplifier and markets its products under its registered trademark, The Singing Machine[R] . The Company also licenses its trademark, on a non-exclusive basis, to others for sales around the world. The Company believes that it is the only major company in the karaoke industry in the United States which sells both hardware and software.

The Company currently offers 11 different models of electronic recording and playback equipment with retail prices ranging from $30 for basic units to $400 for semi-professional units with CD plus graphics player sound enhancement, graphic equalizers, echo tape record/playback features, and multiple inputs and outputs for connection to compact disc players and video cassette records. The Company currently offers its audio software in two formats - multiplex cassettes and CD plus graphics with retail prices ranging from $6.95 to $19.95. The Company purchases recordings from an independent producer and currently has a song library of over 2,700 songs. The Company's backing track product line covers the entire range of musical tastes including popular hits, golden oldies, country, standards, rock and roll, and rap. The Company even has backing tracks for opera and certain foreign language recordings. During the fiscal year ended March 31, 1999, the Company introduced three new models of recording equipment. The Company is producing 40 new CDG titles and 160 songs.

THE MARKET

The karoake industry exceeds sales of $10 billion in the Far East, based upon Japanese industry estimates. The current North American market for karaoke products is estimated at less than $400 million. Therefore, the Company believes that there is tremendous growth potential not only in the North American market, but also in South America and Europe as well.

Although there are other electronic component competitors for the Company's hardware products, and other audio software competitors, the Company believes it is the only major company specializing in karaoke category that offers complete lines of hardware including CD+graphics machines as well as a software library with over 2,700 titles offered by the Company.

SALES, MARKETING AND DISTRIBUTION

MARKETING

The Company relies on its management's ability to determine the existence and extent of available markets for its products.
Company management has considerable marketing and sales background and devotes a significant portion of its time to marketing-related activities. The Company achieves both domestic and direct sales and markets its hardware and software products primarily through its own sales force and approximately 21 independent sales representatives. The Company's representatives are located in various states and are paid a commission based upon sales in their respective territories. The Company's sales representative agreements are generally one (1) year agreements which automatically renew on an annual basis, unless terminated by either party on 90 days notice. The Company works closely with its major customers to determine marketing and advertising plans.

The Company also markets its products at various national and international trade shows each year. The Company regularly attends the following trade shows and conventions: CES ("Consumer Electronics Show") each January in Las Vegas; Hong Kong Electronics Show each October in Hong Kong; and the American Toy Fair each February in New York.

The Company's electronic recording products and audio software are marketed under The Singing Machine[R] trademark throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. The Company karaoke machines and karaoke music are currently sold in such stores as Target, J.C. Penney, Fingerhut, Best Buy, and Sears.

SALES

As a percentage of total revenues, the Company's net sales in the aggregate to its five largest customers during the fiscal years ended March 31, 1998 and 1999, were approximately 89% and 91% respectively. For the fiscal 1999 period, three major retailers accounted for 31%, 21%, and 21% each of total revenues. During fiscal year 2000, the Company has made significant progress in broadening its base of customers.

Although the Company has long-established relationships with many of its customers, it does not have long-term contractual arrangements with any of them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

At March 31, 1999 and July 9, 1999, the Company has approximately $1,786,000 and $11,445,000, respectively, net of cancellations, of unfilled customer orders. The amount of unfilled orders at any particular time is affected by a number of factors, including scheduling of manufacturing and shipping of products, which in some instances is dependent on the needs of the customer.

Returns of electronic hardware and software products by the Company's customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error. Returned hardware products are sold in closeout markets by the Company. The policy of the Company is to give credit to its distributors for audio software returned in conjunction with the receipt of new replacement purchase orders. Any such returns of software are available for resale by the Company. The Company manages credit policies with respect to its
customer base.   The Company has not suffered significant credit
losses to date, even during a period when many major retailers, including customers of the Company, experienced significant difficulties, including filing for protection under federal bankruptcy laws. In the cases where a customer of the Company has filed for protection under federal bankruptcy laws, it has not had a significant impact on the Company's revenues or other categories of financial performance.

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

2. Direct Sales - Hong Kong: The formation of the Company's subsidiary, International SMC(HK) Ltd. ("International") is attributable to the advent of foreign equipment sales. Some hardware products sold by the Company are shipped directly to its customers from the Far East through International, a Hong Kong trading company. Sales made through International are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses or stores. Direct sales are made in larger quantities (generally container sized lots) to customers in Italy, England, Canada, and the United States, who pay International pursuant to their own international, irrevocable, transferable letters of creditor or on open credit with the Company's suppliers in the Far East.

MANUFACTURING AND PRODUCTION

The electronic recording devices sold by the Company are manufactured and assembled by third parties pursuant to design specifications provided by the Company. The Company's electronic recording devices are assembled by three factories in the People's Republic of China. The finished products are packaged and labeled under the Company's registered trademark, The Singing Machine brand name.

The Company's products contain electronic components manufactured by other companies such as Panasonic, Toshiba and Sony. The electronic components are installed in cabinets manufactured by three manufacturers. Certain tools and dies used in the production of certain models of the electronic audio equipment sold by the Company are owned by LTD.

The Company presently purchases and imports virtually all of its electronic recording products from three suppliers located in the People's Republic of China. In fiscal 1999 and 1998, suppliers in the People's Republic of China accounted for in excess of 88%, respectively, of the Company's total product purchases, including virtually all of the Company's hardware purchases. The Company's primary suppliers of electronic recording products are located in the Shenzen province of the People's Republic of China.

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

All of the electronic equipment sold by the Company is warranted against manufacturing defects for a period of ninety (90) days for labor and parts. All audio software sold by the Company is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 1999 and 1998, warranty claims have not been material to the Company's results of operations.

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

The Act allows a deferral of royalty payments for products sold subject to a right of return. The practice in the recorded music industry is to permit retailers to return for exchange merchandise. Accordingly, each audio production sold by the Company is sold subject to a right of return for credit against future purchases or exchange. Royalties are due with respect to such sales on the earlier to occur of nine months after the date of distribution or the date on which the revenue from the sale is recognized in accordance with generally accepted accounting principles. The Company has reached agreement on a 25% reserve with a music publisher representing over 22% of its print licenses, which agreement requires the payment of deferred royalties no later than nine months after the date of distribution. With regard to the other principal copyright royalty holders, the Company has deferred, and intends to continue to defer, approximately 25% of royalty payments for approximately nine months, an amount and period which the Company believes is appropriate for the karaoke industry.

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

GOVERNMENT REGULATION

In the spring of 1999, the President of the United States renewed the People's Republic of China's "Most Favored Nation" ("MFN") treatment for entry of goods into the United States for an additional year. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. IF MFN status for China is restricted or revoked in the future, the Company's cost of goods purchased from Chinese vendors is likely to increase. A resultant change in suppliers would likely have an adverse effect on the Company's operations and, possibly, earnings, although management believes such adversity would be short-term as a result of its ability to find alternative suppliers. Management continues to closely monitor the situation and has determined that the production capabilities in countries outside China which have MFN status and, therefore, have favorable duty rates, would meet the Company's production needs.

EMPLOYEES

At March 31, 1999, the Company had 11 full-time employees, 4 of whom were engaged in warehousing and technical support, and 7 in marketing and administrative functions. At June 30, 1999, the Company had 12 full-time employees, 4 of whom were engaged in warehousing and technical support, and 8 in marketing and administrative functions.

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

On March 31, 1999, the Company entered into a lease for an 8,000 square foot office and warehouse facility located in Coconut Creek, Florida for a term of sixty-one (61) months at a cost of $4,487 per month for the first twelve (12) month period and $4,820 for the second twelve (12) month period. Pursuant to the terms of the lease, the Company must pay maintenance insurance and real estate taxes, which in the aggregate, costs approximately $9,000 per year. As this leased space is being constructed to the Company's specifications, occupancy is expected approximately July 25, 1999. The Company believes that the facilities are well maintained, in substantial compliance with environmental laws and regulations and adequately covered by insurance. The Company also believes that the leased spaces which house its facilities are not unique and could be replaced, if necessary, at the end of the term of the existing lease.

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

On or about November 24, 1998, the Company was named as a defendant for allegedly infringing upon patents for tape decks owned by Tanashin Denki Co., Ltd. ("Tanashin"), a Japanese manufacturing concern. The Company was one of multiple defendants named in the suit filed in the United States District Court for the Eastern District of Virginia. The case has been transferred to the U.S. District Court for the Southern District of Florida, Miami Division. The Company is a co-defendant with Memcorp, from whom the Company purchases the product which is the subject of the alleged infringement. Tanashin alleges damages of approximately $100,000, of which a maximum of $50,000 would be attributable to the Company. However, the Company has viable defenses to the Tanashin claims. Additionally, the Company may have rights of indemnification from Memcorp pursuant to an agreement between the companies. The Company believes that an adverse adjudication would not have a material affect upon the Company's operations.

Other than the aforesaid proceedings, the Company is not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 8, 1999, the shareholders approved the election of directors according to the following vote:



PROPOSAL #1                 FOR       AGAINST        ABSTAIN

Edward Steele            1,523,849      744
John Klecha              1,523,969      624
Walter Haskamp           1,523,969      624
Paul Wu                  1,523,969      624



On March 8, 1999, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 10,000,000 to 75,000,000, and approved the issuance of 600,000 stock options pursuant to the Company's Employee Stock Option Plan.



                             PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock is currently traded on the OTC Bulletin Board under the symbol "SING". The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock on the OTC Bulletin Board thereafter. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.



Fiscal Period                            *High Bid        *Low Bid

1998:
First Quarter...........................   $0.60            $0.60
Second Quarter..........................    0.60             0.60
Third Quarter...........................    0.60             0.60
Fourth Quarter..........................    2.50             0.60

1999:
First Quarter...........................   $1.01            $0.17
Second Quarter..........................    0.73             0.43
Third Quarter ..........................    0.50             0.43
Fourth Quarter..........................    2.50             0.48

2000:
First Quarter
    (through June 30, 1999)..............   $2.81            $1.34




* All data has been adjusted to reflect a one-for-ten reverse split for the Company's Common Stock which was effected on April 1, 1998.

The closing bid price for the Company's Common Stock on the OTC
Bulletin Board on July 30, 1999 was $1.78 per share.

As of July 30, 1999, there were approximately 335 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of July 30, 1999.

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

PUBLIC WARRANTS

Pursuant to the Company's initial public offering, 1,380,000 public warrants (the "Public Warrants") were issued. The Public Warrants entitle the registered holders to purchase one (1) share of the Company's Common Stock at an exercise price of $6.00 per share. On January 26, 1995, pursuant to the twenty percent (20%) stock split, the number of Public Warrants increased from 1,380,000 to 1,656,000 and the exercise price of the Public Warrants was reduced by forty percent (40%) to $3.60 per share. After the Company's reorganization, taking into consideration the post-bankruptcy reverse split, the Public Warrants entitle the registered holders to purchase one tenth (1/10) of one (1) share of the Company's Common Stock at an exercise price of $36.00 per one (1) share of Common Stock. These Public Warrants expire November 10, 1999.

PRIVATE PLACEMENT OFFERING

On April 1, 1999, the Company issued a Private Placement Memorandum (the "Memorandum") offering a minimum of 40 Units ($1,100,000) and
a maximum of 50 Units ($1,375,000).    The purchase price for each
Unit was $27,500. Each Unit consists of 20,000 shares of the Company's Convertible Preferred Stock ("Preferred Stock") and 4,000 Common Stock Purchase Warrants ("Warrants"). Each share of Preferred Stock is convertible, at the option of the Holder, into one (1) share of the Company's Common Stock at any time after issuance. Each share of Preferred Stock will automatically convert into one (1) share of the Company's Common Stock at 5:00 p.m. eastern time on April 1, 2000, which is one (1) year from the date of the Memorandum. Each Warrant entitles the Holder to purchase, at any time during the period commencing from the date of issuance and ending three (3) years from the date of the Memorandum, one (1) share of the Company's Common Stock at a purchase price of $2.00 per share. Fractional Units could be purchased at the discretion of the Company.

The Units were being offered only to "accredited investors" as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Units were offered on a "$1,100,000 minimum - $1,375,000 maximum" basis pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Purchasers of the Units will receive securities that are not registered with the Securities and Exchange Commission (the "Commission") as a result of this Offering. The Company, however, will use its best efforts to file a registration statement with the Commission to register the Company's Common Stock underlying the securities comprising the Units within ninety
(90) days after the completion of the Offering. There is no assurance as to when or if the registration statement will be declared effective by the Commission. There is no public market for the Units, Preferred Stock, or the Warrants, and none will develop as a result of the Offering.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items express as a percentage of the Company's total revenues, except as noted below:


                                               YEAR ENDED MARCH 31,
                                          1999         1998         1997

Total Revenues........................   100.0%        100.0%       100.0%

Cost of Sales.........................    73.6          81.1          85.7

Expenses:
  Other operating expenses............     2.9           2.4           5.4
  Selling, general and
    administrative expenses...........    13.3          29.7          22.2
  Impairment of long-lived assets.....       0             0          15.1

Operating income (loss)...............    10.2         (23.5)        (32.1)

Other expenses, net...................    (2.3)         (2.4)         (4.2)

Income (loss) before taxes............     7.9         (14.6)        (36.3)

Provision (benefit) for income taxes..     1.8           -            -

Income (loss).........................     9.7         (36.3)       (74.1)
_______________________________




THE YEAR ENDED MARCH 31, 1999 AND MARCH 31, 1998

Total revenues increased to $9.5 million for the fiscal year ended March 31, 1999, compared to the $6.1 million reported for fiscal 1998. The increase was primarily due to increased funding and lines of credit established during the fiscal year ended March 31, 1999, to purchase additional inventory and the Company's introduction and subsequent sales of two (2) new CD with graphics players and innovative music packages.

Gross profit increased $1.5 million or 165% to $2.52 million in fiscal year ended 1999 or 26.4% of net sales from $996 million or 16.4% of net sales in fiscal year end 1998. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 10.0% of net sales was due primarily to the increased sales of new models of CDG players and CDG music with higher margins than some of our other products.

Selling, general and administrative expenses decreased $1.10 million or 41.5% to $1.54 million, or 16.2% of net sales in fiscal year end 1999, from $2.64 million or 43.6% of net sales, in fiscal year end 1998. This decrease was primarily due to management's commitment to reduce total overhead and write off various intangible assets during the reorganization under Chapter 11 of fiscal year 1998. As a a result of the emergence from bankruptcy legal and accounting fees were reduced significantly. The Company also had significant reductions in temporary help, rent, advertising, insurance and maintenance expense as a result of the downsized facility. Warehousing operations were moved to a west coast warehouse, reducing the Florida warehousing requirements and reducing ocean freight costs of hardware sold during fiscal year end 1999.

Net interest expense increased approximately $104,000 to $225,000 during fiscal year end 1999 compared to $121,000 during fiscal year end 1998. During fiscal year end 1999, the Company was able to acquire various short term loans to purchase inventory which contributed toward higher sales.

Depreciation and amortization expense decreased approximately $34,000 or 19% to $144,000 during the fiscal year ended March 31, 1999. The decrease was primarily due to full depreciation of certain tools during fiscal year 1998 and the continued use of those tools during fiscal year 1999 after their value was fully depreciated. The $144,000 includes amortization of the reorganization intangibles established in March 1998 as a result of the application of Fresh Start Reporting.

Loss on sales of accounts receivable was 2.3% and 1.5% of total revenues for the fiscal years 1999 and 1998, respectively.
Although more accounts receivable were factored during fiscal year 1999 versus fiscal year 1998, the Company was able to change factors during May of 1998 with a lower factoring rate.

Net income for fiscal 1999 was approximately $924,000 versus a loss of $1,785,000 for fiscal year 1998. Management has significantly reduced overhead and been able to increase gross margins through new product introductions and innovative marketing and packaging programs.

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

Effective May 19, 1999, the Company, through its Hong Kong subsidiary, International SMC(HK) Ltd., obtained a credit facility of (US) $200,000 from Belgian Bank, Hong Kong, a subsidiary of Generale Bank, Belgium. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit lodged with Belgian Bank. There is no expiration except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety (90) days after the advance.

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

The Company has no material commitments for capital expenditures.
The Company knows of no material trends, favorable or unfavorable, in the Company's capital resources. The Company has no additional outstanding credit lines or credit commitments in place.

Year 2000

Management has compiled a list of both internally and externally supplied information systems that utilize imbedded date codes which could experience operational difficulties in the year 2000. The Company uses third party applications or suppliers for all high level systems and reporting. These systems will be tested and if necessary replaced. Management is testing new systems for which it is responsible. The Company is planning complete internal computer system replacement which is totally year 2000 compliant. It is the Company's objective to be in year 2000 compliance by the end of September 1999, however, no assurance can be given that such objective will be met.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.

On April 11, 1997 the Company filed for protection under the provisions of the United States Bankruptcy Code. In March 1998, the United States Bankruptcy Court approved the Company's Plan of Reorganization, as Amended, and the Company emerged from Chapter 11 Bankruptcy. At that time, the Company applied Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). As a result of the application of SOP 90-7, the Company restated its assets and liabilities to their fair values as necessary, and reclassified its accumulated deficit of $6,841,684 against available additional paid-in capital of $6,200,262 resulting in a reorganization intangible asset of $641,422, which is being amortized on a straight line basis over a period of seven years.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AN FINANCIAL DISCLOSURE

The Company changed accountants beginning with the audit of the financial statements included herewith, from Samuel F. May, Jr. &
Company, Certified Public Accountants to Weinberg & Company,
Certified Public Accountants. Samuel F. May, Jr. & Company resigned as the Company's accountant in or about May 1999.

The report of Samuel F. May, Jr. & Company on the Company's financial statements for the fiscal year ended March 31, 1998 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

In connection with the audit of the Company's financial statements for the fiscal year ended March 31, 1998, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with Samuel F. May, Jr. & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Samuel F. May, Jr. & Company would have caused Samuel F. May, Jr. & Company to make reference to the matter in its report.

The accounting firm of Weinberg & Company, Certified Public
Accountants, has prepared the Company's financial statements for the Company's fiscal year ended March 31, 1999 (see item 7 above).



                             PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company as of the date of this report are as follows:

Name                             Age       Position

Edward Steele                    69        Chief Executive Officer,
                                           President and Director

John F. Klecha                   48        Chief Financial Officer,
                                           Secretary, Treasurer
                                           and Director

Allen Schor                       57       Director


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

John Klecha has been the Chief Financial Officer, Secretary, Treasurer and a Director of the Company since October 10, 1997. Mr. Klecha is in charge of all financial and administrative operational functions of the Company. Prior to joining the Company, Mr. Klecha served in executive and senior management capacities at a number of companies in the toy and other consumer products fields, including as the senior financial and administrative executive of a privately held toy design, manufacturing and distribution company since 1987, Vice President, Director and Chief Financial Officer of Sussex Nautilus from 1984 to 1987, and Vice President of Finance and Administration for Lazzaroni Sarrono, Ltd. from 1982 to 1984.

Allen Schor was appointed to the Board of Directors effective June 28, 1999. Since 1969, Mr. Schor has served as the President and Chief Executive Officer of El Mar Plastics, Inc., an international marketing and production company of plastics products for the tape-recording industry headquartered in Carson, California,. Additionally, Mr. Schor is the General Manager of CD Media Masters, Inc. In 1995, CD Media Masters was formed by five (5) international investors to create a CD master making facility.
This facility is located at the El Mar Plastics, Inc. facility.

Effective May 5, 1999, Paul Wu resigned as a director of the Company. Mr. Wu's resignation was voluntary and not as the result of any disagreement with the Company. On July 12, 1999, Walter
Haskamp, a director of the Company, passed away.

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

DIRECTORS' FEES

The Company currently reimburses each director for expenses incurred in connection with this attendance at each meeting of the Board of Directors or a committee on which he serves. In addition, non-employee directors are entitled to be paid a fee of $750 for each board or committee meeting attended and are entitled to receive 2,500 common stock options per year. Mr. Haskamp received such payments for his board meeting attendance during fiscal 1999.

BOARD COMMITTEES

On July 15, 1998, the Board of Directors appointed Audit and Executive Compensation/Stock Option Committees. The Audit Committee consists of Messrs. Steele, and Haskamp, and the Executive Compensation/Stock Option Committee consists of Messrs. Steele and Klecha. The Audit Committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with the Company's independent auditors, reviews the Company's internal accounting controls, and approves services to be performed by the Company's independent auditors. The Executive Compensation/Stock Option Committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers, the Company's 1994 Amended and Restated Management Stock Option Plan. The entire Board of Directors operates as a nominating committee.

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


Item 10.  EXECUTIVE COMPENSATION

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended March 31, 1999.



                        SUMMARY COMPENSATION TABLE
                                              Annual Compensation                            Long Term Compensation
                                    ___________________________________    ____________________________________________________
                                                                                    Awards                    Payments
                                                                           -------------------------    ------------------------
                                                                           Restricted   Securities
Name of Individual                                         Other Annual    Stock        Underlying/     LTIP        All Other
and Principal Position      Year    Salary      Bonus      Compensation    Award(s)     Options/SARs    Payouts     Compensation

Edward Steele               1999    $180,692    $52,369    $7,228            -0-           -0-            -0-            -0-
  President

John Klecha                 1999    $ 88,200    $26,184    $3,614            -0-           -0-            -0-            -0-
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

The Company executed an employment agreement with Mr. Klecha which commenced as of March 1, 1998, for period of two years with an automatic term extension for one additional year unless terminated by the Company or the employee. Pursuant to Mr. Klecha's employment agreement, he is entitled to receive base compensation of $92,000 per year, which amount automatically increases during the second and third fiscal years by the greater of 5% or the annual increase in the Consumer Price Index. The agreement also provides for bonuses based on a percentage of a bonus pool tied to the annual pre-tax net income (as defined in the agreement) of the Company. No such bonuses were paid for the 1998 or 1997 fiscal years. Mr. Klecha would receive 25% of the bonus pool. In the event of a termination of his employment following a change-in-control in the twelve months preceding such termination, Mr. Klecha would be entitled to a lump sum payment of 100% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause or his voluntary termination of his employment agreement, Mr. Klecha could not directly or indirectly compete with the Company in the karaoke industry in the United States.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth, as of June 30, 1999, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:


                                    Shares
Name and Address                    Beneficially       Percent of
of Beneficial Owner                 Owned (1)(8)       Class

The Harry Fox Agency                 410,675             16.1%
711 Third Avenue, 8th Floor
New York, NY 10017

Alan & Deanna Schor                  324,643             12.8%
840 East Walnut
Carson, CA 90746

FLX(HK) Ltd.                         212,432              8.3%
Unit 19 5/F Vanta Ind. Centre
21-33 Tai Lin Pai Road
Kwaichung N.T. Kowloon
Hong Kong

Colony Electronics                   129,300(2)           5.1%
500 Hennessy Road
Causeway, Hong Kong




Contd...
                                    Shares
Name and Address                    Beneficially       Percent of
of Beneficial Owner                 Owned (1)(8)       Class

John Klecha                           98,374              3.9%
3101 N.W. 25th Avenue
Pompano Beach, FL 33069

Edward Steele (7)                     46,968(4)           1.8%
3101 NW. 25th Avenue
Pompano Beach, FL 33069

Gemco Pacific, Inc.                   25,667(3)           1.0%
500 Hennessy Road
Causeway, Hong Kong

Paul Wu                               25,500(5)           1.0%
985 Rexdale Boulevard
Rexdale, Ontario CA M9W 1R9

All Directors and Executive
 Officers as a Group (4 persons)     495,485(6)          19.4%
________________________




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

     (4) Includes immediately exercisable options to purchase 7,500 shares of Common Stock.

     (5) Includes immediately exercisable options to purchase 7,500 shares of Common Stock.

     (6) Includes immediately exercisable options to purchase 15,000 shares of Common Stock and immediately exercisable warrants to acquire 2,250 shares of Common Stock.

     (7) Mr. Steele disclaims beneficial ownership of 100 shares owned by his wife.

     (8) Presumes issuance of 2,180,011 shares of the Company's Common Stock to creditors of the Company pursuant to the Company's Plan of Reorganization, As Amended, and approved by the Bankruptcy Court on March 17, 1998.
______________________


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement with FLX (a china manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. Paul Wu, a former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 1998, and 1999, the Company purchased approximately $1.7 million and $1.0 million respectively, in equipment from FLX.

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

Edward Steele, the Company's Chief Executive Officer, has a promissory note outstanding to the Company of $13,880 as of March
31, 1998. The original note for $30,650 granted on March 31, 1999 has been extended until March 31, 2000 with a rate of 9% per annum on the unpaid balance.

Under its Amended and Restated 1994 Stock Option Plan, the Company reserved 600,000 additional shares of its common stock for issuance upon exercise of options granted under the Plan. During 1999, shareholders approved the increase of 600,000 shares available for grant. 499,000 of these options were granted at an exercise price of $.43 per share, with fifty percent (50%) of these options vesting during December 1999, and fifty percent (50%) during December, 2000. After the Company's reorganization, taking into consideration the post-bankruptcy reverse split, there remained 27,500 outstanding options bringing the total to 627,500 shares of common stock authorized for issuance upon exercise of options granted under the Plan.

As of March 31, 1999, 101,000 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised.

As of March 31, 1999, options to purchase 526,500 shares of common stock have been issued.

Stock option activity pursuant to the Plan is summarized as follows:



                                Number           Weighted Average
                                of Shares        Exercise Price

Outstanding, March 31, 1998...    47,870            $4.87

Granted.......................   499,000              .43

Exercised.....................       -                 -

Cancelled.....................   (20,370)            4.33

Outstanding, March 31, 1999...   526,500              .68



The following table sets forth information concerning options granted to officer and directors of the Company during the year ended March 31, 1999, pursuant to the Company's stock option plans. No stock appreciation rights ("SAR's") were granted.

                                                Percent of
                             Number of          Total Options
                             Shares             Granted to
                             Underlying         Employees in     Exercise Price
Name of Individual           Options Granted    Fiscal Year      Per Share          Expiration Date

Edward Steele                350,000            70.1%            $ .43              12/9/05

John Klecha                  100,000            20.0%            $ .43              12/9/05



The following table sets forth information as to options held by the executive officers named in the Summary Compensation Table



                                                       Number of
                                                       Securities          Value of
                                                       Underlying          Unexercised
                                                       Unexercised         In-the-Money
                                                       Options at          at Fiscal
                                                       Fiscal Year End     Year End
                         Shares                              -                  -
                         Acquired         Value        Exercisable/        Exercisable/
Name of Individual       Upon Exercise    Realized     Unexercisable       Unexercisable

Edward Steele             N/A             N/A          7,500 / 350,000     0 / 483,870

John Klecha               N/A             N/A          0 / 100,000         0 / 138,250



ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(A)       Exhibits
2(a)      Debtor's Amended Disclosure Statement, dated December 17,
          1997[1]
2(b)      Debtor's Amended Plan of Reorganization, dated December
          17, 1998[1]
2(c) Agreement regarding treatment of The Harry Fox Agency in Debtor's Plan of Reorganization, as Amended, dated December 24, 1997[1]
2(d) Order Amending Amended Plan of Reorganization and Order Confirming Debtor's Amended Plan[5]
3(a) Certificate of Incorporation of the Company, including amendment filed with the Secretary of the State of Delaware
3(b)      By-Laws of the Company[2]
3(c) Amendment to Company's Certificate of Incorporation filed with the Secretary of the State of Delaware, dated April 30, 1998[5]
4(a)      Form of Warrant issued in connection with July, 1994,
          private offering[2]
4(b) Warrant Agreement and related Warrant Certificate to be issued in connection with the public offering of the Company on November 18, 1994
4(c)      Underwriter's Warrant issued to the Underwriters on
          November 18, 1994[3]
*10(e)    1994 Amended and Restated Management Stock Option Plan2
10(q)     Form of Subscription Agreement evidencing registration
          rights
16(a)     Letter on Change in certifying accountant

(B)       Reports on Form 8-K

          The Company filed a report on Form 8-K, dated May 19, 1999, announcing the Initial Closing of a Private Placement of the Company's securities. The Initial Closing of the Private Placement Offering was held Monday, May 17, 1999. The Company obtained the net proceeds from the sale of the minimum of 40 Units of the Company securities for gross proceeds of $1,100,000. The Company will continue to offer the remaining Units of the Private Placement until it is sold or until the end of the Offering period, June 30, 1999.


27        Summary Financial Data Schedule

----------------------------

    [1] Incorporated by reference as filed by the Company with the Securities and Exchange Commission pursuant to the Federal Rules of Bankruptcy Procedure in conjunction with the Company's Chapter 11 Reorganization.

    [2] Incorprated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-81974-A) (the "Registration Statement") as filed on July 27, 1994.

    [3] Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement as filed on December 13, 1994.

    [4] Incorporated by Reference to the Amendment No. 3 to the Registration Statement as filed on October 21, 1994.

    [5] Incorporated by reference in the Company's Annual Report on Form 10KSB as filed on December 8, 1998.

                                      SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE SINGING MACHINE COMPANY, INC.


Dated: August 5, 1999         By:/s/ Edward Steele
                                Edward Steele, Chief Executive
                                Officer, President and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature            Capacity                    Date



/s/ Edward Steele    Chief Executive Officer     August 5, 1999
Edward Steele         President and Director


/s/ John Klecha      Chief Financial Officer,    August 5, 1999
John Klecha           Secretary, Treasurer
                      and Director

                      SEC FILE NO. 0-24968



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                _______________________________

                            EXHIBITS

                               TO

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                _______________________________

            FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                               OF

                THE SINGING MACHINE COMPANY, INC.

                    RESTATED FINANCIALS FOR

                         MARCH 31, 1998

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

            Office: (561) 487-0670 Fax: (561) 852-1646

        Report of Independent Certified Public Accountant


Board of Directors and Shareholders
The Singing Machine Company, Inc.
 and Subsidiary
Pompano Beach, Florida

I have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiary as of March 31, 1998, and the related consolidated statements of operation, shareholders' equity and cash flows for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit The financial statements of The Singing Machine Company, Inc. as of March 31, 1997, were audited by other auditors whose report, dated December 3, 1997, expressed a qualified opinion on those statements.

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

As discussed in Note 13 to the consolidated financial statements, the Company's March 31, 1998 accounts receivable, retained earnings (accumulated deficit) and additional paid in capital accounts previously reported as $532,765, ($10,453,257) and $9,986,867, respectively, should have been
$358,844, -0- and -0-. This discovery was made subsequent to the issuance of the consolidated financial statements. The consolidated financial statements have been restated to reflect these corrections.

/s/ Samuel F. May Jr. & Company


Samuel F. May Jr. & Company
Certified Public Accountants
Boca Raton, Florida
July 20, 1999, except for
Note 13, as to which date
is October 12, 1998

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                          March 31, 1998

                              ASSETS
                                                  (Restated)
CURRENT ASSETS:
  Cash                                         $     7,770
  Trade accounts receivable,
    net of allowance
    for doubtful accounts of $80,000               358,844
  Due from officer                                  25,489
  Inventories, net                                 410,293
  Prepaid expenses
    and other current assets                        44,754

     Total current assets                          847,150

EQUIPMENT, net of accumulated
  depreciation of $163,064                          19,435

INTANGIBLE ASSET:
  Investment in song library, net of accumulated
    amortization of $398,328                        46,590
  Reorganization Costs                             641,422

     Total intangible assets                       688,012

     Total assets                              $ 1,544,597

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                      $    271,656
  Trade accounts payable to related parties        229,754
  Accrued expenses                                 519,382
  Royalties payable                                 41,809
  Loans payable                                    100,000
  Due to factor                                     54,982

     Total current liabilities                   1,217,583

COMMITMENTS AND CONTINGENCIES
  Trade accounts payable of subsidiary             312,334

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value;
   10,000,000 shares authorized;
   2,468,066 shares issued and outstanding          24,680
  Additional paid-in capital                           -
  Retained earnings (accumulated deficit)              -

     Total shareholders' equity                     24,680

     Total liabilities and
       shareholders' equity                    $ 1,554,597


 The accompanying notes are an integral part of these statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                  For the Years Ended March 31,
                                      1998              1997
                                   (Restated)
REVENUES:
  Equipment sales, net            $ 5,354,678       $ 8,953,462
  Music sales, net                    693,885         1,610,594
  Commission income
     - related party                      -              90,583
  Other income                          7,538            20,240

     Total revenues                 6,056,101        10,674,879

COST AND EXPENSES:
  Cost of equipment sales           4,734,633         8,060,973
  Cost of music sales                 317,644         1,084,386
  Other operating expenses            181,005           576,602
  Selling, general and
    administrative expenses         2,283,590         2,370,746
  Depreciation and amortization       177,268           400,084
  Impairment of long-lived assets         -           1,609,973

    Total costs and expenses        7,694,140        14,102,764

    Loss from operations           (1,638,039)       (3,427,885)

OTHER (EXPENSES) INCOME:
  Interest expense                    (28,514)         (173,639)
  Interest income                       2,870             5,033
  Factoring fees                      (95,257)         (235,312)
  Gain (loss) on sale or
    abandonment of
    property and equipment            (25,822)          (43,325)

    Total other expenses             (146,723)         (447,243)

LOSS BEFORE EXTRAORDINARY ITEM     (1,784,762)       (3,875,128)

Extraordinary item:
  Early extinguishment of debt,
    net of income taxes             4,489,750               -

  Income before provision
    for income taxes                2,704,988               -

PROVISION FOR INCOME TAXES                -                 -

NET INCOME (LOSS)                $  2,704,988      $ (3,875,128)

NET INCOME (LOSS)
  PER COMMON SHARE
  (Basic and Diluted)            $      7,157      $    (13,759)

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING
 (Basic and Diluted)                  377,936           281,651



 The accompanying notes are an integral part of these statements.

                  THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              For the Years Ended March 31, 1998 (Restated) and 1997


                                                                                    Retained          Total
                                        Common Stock            Additional          Earnings          Shareholders'
                                       $.01 Par Value           Paid-In             (Accumulated)     Equity
                                     Shares       Amount        Capital             (Deficit)         (Deficit)

Balance at March 31, 1996            281,159    $   2,812       $  5,852,473        $ (5,671,544)     $   183,741

Issuance of common shares for
  debt settlement                      7,200           72             17,927                 -             17,999

Net loss for the year ended
  March 31, 1997                         -             -                   -          (3,875,128)      (3,875,128)

Balance at March 31, 1997            288,359    $   2,884        $ 5,870,400        $ (9,546,672)     $(3,673,388)

Issuance of common shares for
  debt settlement                  2,068,576       20,685            330,973                 -            351,658

Issuance of common shares for
  settlement with former officer     111,131        1,111             (1,111)                -                -

Reorganization due to fresh
  start accounting                       -            -           (6,200,262)          6,041,684          641,422

Net income for the year ended
   March 31, 1998                        -            -                  -             2,704,988        2,704,988


Balance at March 31, 1998          2,468,066       24,680        $       -           $       -         $   24,680






      The accompanying notes are an integral part of these statements.

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                            For the Years Ended March 31,
                                                 1998           1997
                                              (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         $  2,704,985    $ (3,875,128)
  Adjustments to reconcile net loss
    to net cash provided by
    (used in) operations:
    Depreciation and amortization                177,268         400,084
    Impairment of long-lived assets                  -         1,609,973
      (Gain) Loss on sale or abandonment of
      property and equipment                      25,822          43,325
     Changes in operating assets
       and liabilities:
        Trade accounts receivable                (49,364)       (124,873)
        Due from factor                               (3)         33,833
        Inventories                              759,724       1,136,415
        Prepaid expenses and other                 8,080          50,037
        Income tax receivable                        -               -
        Bank overdraft                           (10,599)         10,599
        Trade accounts payable                (1,956,456)      1,101,286
        Trade accounts payable
          to related parties                    (195,109)        (80,771)
        Accrued expenses                        (434,928)        (53,127)
        Royalties payable                       (678,456)       (123,784)

Net cash provided by operating activities        350,967         127,869

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                -              (732)
  Proceeds from sale of property
    and equipment                                    -               -
  Additions to song library                          -               -
  Due from officer                                 5,689            (975)

Net cash used in investing activities              5,689          (1,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to factor                                 (167,461)        222,443
  Issuance of common stock for
    debt settlement                              351,658             -
  Issuance of bridge warrants                        -               -
  Loans payable                                 (543,305)       (338,496)

Net cash used in financing activities           (359,108)       (116,053)

Net increase (decrease) in cash                   (2,452)         10,109

Cash at beginning of year                         10,222             113

Cash at end of year                          $     7,770    $     10,222

SUPPLEMENTAL CASH FLOW INFORMATION
  Issuance of common stock
    for debt settlement                      $ 4,137,152    $     17,999



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

10. carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

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

The differences between the statutory United States federal income tax rate and the effective tax rate are as follows:


                                       Year Ended         Year Ended
                                     March 31, 1998     March 31, 1997

Statutory rate                           (34.0)%            (34.0)%
State income tax effect, net of
  federal benefit                         (4.6)%             (4.6)%
Changes in valuation allowance            38.6 %             38.6 %

Effective rate                               - %                - %


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

During the fiscal 1998 and 1997 periods, 91% and 79%, respectively, of the Company's total revenues were derived from sales to five customers. Sales derived from customers who individually purchased greater than 10% of total revenues were as follows:

                                   Fiscal 1998       Fiscal 1997

     Target                           36%                 47%
     JC Penney                        19%                 13%
     Best Buy                         22%                 --
     Fingerhut                        11%                 --

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1998


NOTE 11 - FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The following is a summary of certain year-end adjustment that are considered material in the aggregate to the results of the fourth quarter.

                                   Fiscal 1998       Fiscal 1997

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


NOTE 13 - FRESH START ACCOUNTING

The Company's consolidated financial statements have been restated on July 20, 1999 to reflect the changes in the trade accounts receivable common stock, additional paid in capital, retained earnings (accumulated deficit) account as of March 31, 1998.

                 THE SINGING MACHINE COMPANY, INC.
                           AND SUBSIDIARY
                 CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 1999

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                              CONTENTS



  PAGE      FF-1 -   INDEPENDENT AUDITORS' REPORT

  PAGE      FF-2 -   CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999

  PAGE      FF-3 -   CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                     YEAR ENDED MARCH 31, 1999

  PAGE      FF-4 -   CONSOLIDATED STATEMENT OF CHANGES IN
                     STOCKHOLDERS' EQUITY FOR THE YEAR ENDED
                     MARCH 31, 1999

  PAGE      FF-5 -   CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                     YEAR ENDED MARCH 31, 1999

  PAGE FF6 - FF18 -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                     OF MARCH 31, 1999

                    Independent Auditors' Report




Board of Directors and Shareholders
The Singing Machine Company, Inc.
 and Subsidiary


We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiary as of March 31, 1999, and the related consolidated statement of operation, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Singing Machine Company, Inc. and Subsidiary at March 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Weinberg & Company, P.A.

WEINBERG & COMPANY, P.A.
Boca Raton, Florida
July 23, 1999

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                          AS OF MARCH 31, 1999


 ASSETS

                                   CURRENT ASSETS
 Cash                                                $    49,288
 Trade accounts receivable, net of allowance
  for doubtful accounts of $19,900                     1,127,970
 Due from officer                                         13,880
 Inventories, net                                        424,806
 Prepaid expenses and other current assets                27,154
 Deferred tax asset                                      170,000

 Total Current Assets                                  1,813,098

PROPERTY AND EQUIPMENT, NET                               16,447

OTHER ASSETS
 Reorganization intangible - net                         549,790

TOTAL ASSETS                                         $ 2,379,335

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable                             $   830,088
 Accrued expenses                                       392,926
 Notes payable                                           63,000
 Due to factor                                          128,581

 Total Current Liabilities                            1,414,595

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued and outstanding           -
 Common stock, $.01 par value;
  75,000,000 shares authorized;
  2,498,451 shares issued and outstanding                24,984
 Additional paid-in capital                              15,600
 Retained Earnings                                      924,156

 Total Shareholders' Equity                             964,740

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,379,335









      See accompanying notes to consolidated financial statements.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF INCOME
                    FOR THE YEAR ENDED MARCH 31, 1999


NET SALES                                         $ 9,547,816

COST OF SALES                                       7,029,359

GROSS PROFIT                                        2,518,457

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            1,544,806

INCOME FROM OPERATIONS                                973,651

OTHER INCOME (EXPENSES):
  Other Income                                          2,784
  Interest expense                                     (5,427)
  Interest income                                       3,254
  Factoring fees                                     (220,106)

       Net other expenses                            (219,495)

INCOME BEFORE INCOME TAX BENEFIT                      754,156

INCOME TAX BENEFIT                                    170,000

NET INCOME                                        $   924,156

NET INCOME PER COMMON SHARE:
  Basic                                           $    0.3733
  Diluted                                         $    0.3565

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Basic                                             2,475,308
  Diluted                                           2,592,167





      See accompanying notes to consolidated financial statements.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED MARCH 31, 1999


                                                 Additional                  Total
                             Common Stock        Paid-In        Retained     Stockholders'
                         Shares     Amount       Capital        Earnings     Equity

Balance at
 March 31, 1998      2,468,066  $ 24,680     $   -          $     -        $ 24,680

Issuance of
 common stock for
 services                30,385       304       15,600             -          15,904

Net Income 1999           -         -            -             924,156      924,156

BALANCE AT
 MARCH 31, 1999      2,498,451  $ 24,984     $ 15,600       $  924,156    $ 964,740












      The accompanying notes to consolidated financial statements.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED MARCH 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 924,156
Adjustments to reconcile net income
to net cash provided by
(used in) operating activities:
  Depreciation and amortization                        144,234
  Issuance of common stock for services                 15,904
  Deferred tax benefit                                (170,000)
Changes in assets and liabilities:
(Increase) decrease in:
  Trade accounts receivable                           (769,127)
  Inventories                                          (14,513)
  Prepaid expenses and other assets                     17,600
Increase (decrease) in:
  Trade accounts payable                               (25,465)
  Accrued expenses                                    (126,456)

Net cash used in
  operating activities                                  (3,667)

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchase of
  computer equipment                                    (3,023)
 Decrease due from officer                              11,609

  Net cash provided by
   investing activities                                  8,586

CASH FLOW FROM FINANCING ACTIVITIES
 Notes payable                                         (37,000)
 Due from factor                                        73,599

  Net cash provided by
   financing activities                                 36,599

Increase in cash and cash equivalents                   41,518

Cash and cash equivalents beginning of year              7,770

CASH AND CASH EQUIVALENTS END OF YEAR                $  49,288

Supplemental disclosures of cash flow information:
 Cash paid during the year for interest              $  10,327








      See accompanying notes to consolidated financial statements.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  Organization
     The Singing Machine Company, Inc. and Subsidiary (the "Company") is primarily engaged in the production, marketing and sale of consumer karaoke audio equipment, accessories, and recordings. The products are sold directly to distributors and retail customers.

     (B)  Principles of Consolidation
     The consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its wholly-owned Hong Kong Subsidiary, International SMC (HK) Limited ("Hong Kong Subsidiary"). All significant intercompany balances and transactions have been eliminated in the consolidation.

     (C)  Foreign Currency Translation
     The functional currency of the Company's international Hong Kong Subsidiary is the local currency. The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented. The cumulative translation adjustment, and effect of exchange rate changes on cash at March 31, 1999 was not material.

     (D)  Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (E)  Cash and Cash Equivalents
     For purposes of the cash flow statement the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

     (F)  Inventories
     Inventories primarily consist of finished goods, which are comprised of electronic karaoke audio equipment, accessories, audio tapes and compact discs. Inventories are stated at the lower of cost or market, as determined using the first in, first out method.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONT'D)

     (G)  Investment in Song Library
     Investment in song library consists of costs incurred in the production or purchase of master song tapes. The carrying value of the investment in song library is periodically reviewed to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that the investment will not be recoverable, as determined based on the estimated undiscounted cash flow over the remaining amortization period, the Company's carrying value of the investment is reduced by the estimated shortfall. As of March 31, 1999, the carrying value of the investment in song library has been reduced to zero. Amortization expense charged to operations during 1999 totaled $46,590.

     (H)  Property and Equipment
     Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using an accelerated method over the estimated useful lives of the related assets.

     (I)  Income Taxes
     Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (J)  Revenue Recognition
     Revenue from the sale of equipment, accessories and recordings are recognized upon shipment and are reported net of actual and estimated future returns and allowances. Commission income is recognized as earned.

     (K)  Net Income Per Common Share
     Net income per common share for the year ended March 31, 1999 is computed based on the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Financial Accounting Standards, No 128, "Earnings Per Share".

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONT'D)

     (L) Reorganization Under United States Bankruptcy Code and Fresh Start Reporting
     On April 11, 1997 the Company filed for protection under the provisions of the United States Bankruptcy Code. In March 1998, the United States Bankruptcy Court approved the Company's Plan of Reorganization, as Amended, and the Company emerged from Chapter 11 Bankruptcy. At that time, the Company applied Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). As a result of the application of SOP 90-7, the Company restated its assets and liabilities to their fair values as necessary, and reclassified its accumulated deficit of $6,841,684 against available additional paid-in capital of $6,200,262 resulting in a reorganization intangible asset of $641,422, which is being amortized on a straight line basis over a period of seven years. (See Note 4).


NOTE 2 - ACCOUNTS RECEIVABLE AND FACTOR AGREEMENT

     The Company sells certain trade accounts receivable, without recourse, pursuant to a factoring agreement (the "Agreement"). Under the agreement, the factor advances 70% of the face value of these receivables to the Company. The Company is charged a variable percentage fee based upon the length of the collection period.
     Factoring fees, sales returns and uncollectible accounts are charged against the 30% factor reserve held by the factor and the balance is remitted to the Company periodically as accounts are collected by the factor. For the year ending March 31, 1999 the Company incurred $220,106 in factoring fees. All of the Company's accounts receivable, inventories, and intangibles are pledged as collateral under this agreement. At March 31, 1999, the outstanding balance of such receivables was approximately $416,000 of which $128,581 is advanced and due to the factor. The Company terminated this agreement during June 1999. (See Note 12).

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999


NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment at March 31, 1999 is as follows:

                                Estimated
                              Useful Lives
                                 (Years)

    Computer equipment              5     $  59,235
    Office equipment                7        42,915
                                            102,150
    Less accumulated depreciation           (85,703)

                   Totals                 $  16,447

     Depreciation expense on equipment for the year ended March 31, 1999 was $6,012.


NOTE 4 - REORGANIZATION INTANGIBLE

          The reorganization intangible resulted in March 1998 from the application of Fresh Start Accounting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (See
     Note 1(L)). The reorganization intangible is being amortized over a period of seven years using a straight line basis.

          The reorganization intangible at March 31, 1999 consisted of the following:

             Reorganization intangible                    $ 641,422
             Less accumulated amortization                   91,632
               Balance at March 31, 1999                  $ 549,790


          Amortization expense on the reorganization intangible for the year ended March 31, 1999 was $91,632.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999

NOTE 5 - NOTES PAYABLE

          As of March 31, 1999 notes payable consist of the following:

          Note payable, bearing annual interest at 10%,
          due upon demand                                        $  43,000

          Note payable, bearing annual interest at 12%, due
          September 30, 1999                                     $  20,000

                                   Totals                        $  63,000


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     (A) Leases
     On March 31, 1999, the Company entered into a lease for an office and warehouse facility for a term of 61 months. The term is expected to begin in late July 1999. Pursuant to the terms of the lease, the Company must pay maintenance and real estate taxes of approximately $9,000 per year. The Company entered into a lease for office equipment payable monthly at $289, through August 1999. Total rent expense was approximately $60,953 for the year ended March 31, 1999. Future minimum lease payments under noncancellable, operating leases are as follows:

          Year Ending March 31:
                                   2000               $ 57,200
                                   2001                 56,800
                                   2002                 59,500
                                   2003                 61,900
                                   Thereafter           80,700
                                                      $316,100

     (B) Year 2000 Issues
     The Company is aware of the issues associated with the programming code in existing computer systems. As the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year to 00. The issue is whether the computer system will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999


NOTE 6 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

     (B) Year 2000 Issues - (CONT'D)

     Management has compiled a list of both internally and externally supplied information systems that utilize imbedded data codes which could experience operational difficulties in the year 2000. The
     Company uses third party applications or suppliers for all high level systems and reporting. Management has determined that their primary accounting and reporting software is not Year 2000 compliant.
     Management is currently testing new systems for which it is responsible. The Company is planning a complete internal computer system replacement which is totally year 2000 compliant. The Company has not incurred any material costs to date relating to investigating the Year 2000 issue. Initial costs for new Year 2000 compliant hardware and software are estimated to be approximately $36,000 for this conversion. It is the Company's objective to be in Year 2000 compliance by the end of September 1999, however, no assurance can be given that such objective will be met.

     (C) Lines and Letters of Credit

     The Company has entered into a financing agreement with a financing corporation. The financing corporation opens letters of credits on behalf of the Company to purchase inventory. Under terms of the agreement, the Company pays a flat fee negotiated based on each letter of credit and the maximum amount of a single letter of credit can not exceed $300,000. The financing agreement expires on July 1, 1999 (Note
     12). At March 31, 1999, the Company has letters of credit open with the financing corporation of $226,588. The factor (see Note 2) has agreed under a third party agreement to factor receivables related to these letters of credit and pays the financing corporation directly.

     The Company through its Hong Kong Subsidiary has entered into an agreement with Delta Asia Financial Group, Hong Kong ("Delta") to provide it with a United States letter of credit facility of $200,000. The cost of the credit facility is prime plus 2 1/2% and bank charges for opening letters of credit. The facility terminated under the agreement on May 31, 1999 and was not renewed. This facility is guaranteed by a former director of the Company.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999


NOTE 7 - RELATED PARTY TRANSACTIONS

     At March 31, 1999, the amount due from officer bears interest monthly at 9% per annum and is due on March 31, 2000.

     The Company's Hong Kong Subsidiary, operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company.

     The Company purchased certain karaoke audio equipment and accessories from a Far East company controlled by a shareholder of the Company. The total goods purchased from this Company aggregated approximately $1,700,000 during 1999.


NOTE 8 - STOCKHOLDERS' EQUITY

     (A)  Reverse Stock Split

     On April 1, 1998 the Company effected a one-for-ten (1:10) reverse stock split. The primary purpose of the split is pursuant to the Company's Plan of Reorganization, as Amended, on March 17, 1998. Trading in the post-split shares commenced at the opening of business on April 1, 1998. No additional shares were issued in connection with the reverse split and those stockholders entitled to receive fractional shares received shares based on rounding to the nearest whole number.

     (B)  Amendment to Authorized Common Shares

     During April 1998, subsequent to the reorganization, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of the Company's common stock to ten million (10,000,000) shares from one million (1,000,000) shares. (See Note 12)

     (C)  Common Stock Warrants

     Pursuant to the Company's initial public offering in November 1994, the company issued 1,656,000, 87,750, and 144,000 public warrants, bridge warrants and underwriter warrants, respectively, as adjusted for a January 1995 20% common stock split. Each warrant provided for the purchase of one share of the Company's common stock at an exercise price of $3.60, $1.20 and $4.50 for the public, bridge and underwriter warrants, respectively, as adjusted for the January 1995 common stock split. In addition, the underwriter warrants entitle the holder to acquire an additional 144,000 warrants to acquire 144,000 shares of common stock at a price of $5.40 per share.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999

NOTE 8 - STOCKHOLDERS' EQUITY - (CONT'D)

     (C)  Common Stock Warrants - (CONT'D)

     As a result of the March 1998 reorganization (see Note 1(L)), all of the warrants have been amended whereby ten warrants must now be exchanged for each share of common stock with the exercise price per warrant remaining the same. The warrants became exercisable on November 10, 1995 and expire on November 10, 1999. Through the date of this report, none of the warrants have been exercised.

     (D)  Stock Options

     Effective May 3, 1994, as amended on June 29, 1994 and March 18,1999, the Board of Directors adopted a Stock Option Plan (the "Plan"). The plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 1999, the Plan authorizes options up to an aggregate of 600,000 shares of the Company's common stock.

     The authorized 600,000 options are a result of the application of a one-for-ten reverse common stock split (see Note 8(A)) on the original 480,000 authorized options and a March 18, 1999 amendment to the plan increasing the authorized stock options to 600,000.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options issued under the plan as of March 31, 1999. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net income for the year ended March 31, 1999 would have been decreased to the pro-forma amounts indicated below.

     Net income                     As reported        $ 924,156
                                    Pro forma          $ 824,356
     Net income per share-basic     As reported        $ 0.3733
                                    Pro forma          $ 0.3330
     Net income per share-diluted   As reported        $ 0.3565
                                    Pro forma          $ 0.3180

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999


NOTE 8 - STOCKHOLDERS' EQUITY - (CONT'D)

     (D)  Stock Options - (CONT'D)

     The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

     For financial statement disclosure purposes the fair market value of each stock option granted during 1999 was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.59%, volatility 65% and expected term of three years.

     A summary of the Company's Stock Option Plan as of March 31, 1999 and changes during the year is presented below:

                                                             Weighted
                                           Number of         Average
                                           Options         Exercise Price
          Stock Options
           Balance at beginning of period        47,870            $ 4.87
           Granted                              499,000            $ 0.43
           Exercised                               -                 -
           Forfeited                            (20,370)           $ 4.33
           Balance at end of period             526,500            $ 0.68

           Options exercisable at end
            of period                            27,500            $ 5.27

           Weighted average fair value
            of options granted during
            the period                                             $ 0.20

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999

NOTE 8 - STOCKHOLDERS' EQUITY - (CONT'D)

          (D)  Stock Options - (CONT'D)

          The following table summarizes information about stock options outstanding at March 31, 1999:


                  Options Outstanding                      Options Exercisable
                                Weighted
                  Number         Average     Weighted       Number      Weighted
Range of       Outstanding      Remaining     Average     Exercisable   Average
Exercise            at         Contractual    Exercise    At March 31   Exercise
 Price        March 31, 1999       Life         Price         1998        Price

$5.00-$5.50       22,500       0.25  Years    $   5.33        22,500      $ 5.33
$5.00              5,000       4.17  Years    $   5.00         5,000      $ 5.00
$0.43            499,000       4.75  Years    $   0.43          -         $  -
                 526,500       4.55  Years    $   4.45        27,500      $ 5.27


     Subsequent to March 31, 1999, 75,000 options exercisable at $5.50, and 3,000 options exercisable at $5.00 have been terminated due to attrition of the holders.

NOTE 9 - INCOME TAXES

     The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign and state income taxes in the consolidated statement of income consisted of the following components for 1999:

                    Current:
                    U.S. Federal                 $    -
                    Foreign                           -
                    State                             -
                                                      -
                    Deferred:
                    U.S. Federal                  (170,000)
                    Foreign                           -
                             Total               $(170,000)

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999


NOTE 9 - INCOME TAXES - (CONT'D)

     The actual tax expense differs from the "expected" tax expense for the year ended March 31, 1999 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

            Computed "expected" tax expense                 $  256,413

            Benefit of U.S. and foreign net operating
             loss carryforwards                               (256,413)

            Change in the beginning of the year
             valuation allowance for deferred tax
             assets allocated to income tax benefit           (170,000)

                                                            $ (170,000)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 1999 are as follows:

          Deferred tax assets:

             U.S. net operating loss carryforward            $2,169,421
             Foreign net operating loss carryforward             14,280

             Total gross deferred tax assets                  2,183,701

             Less valuation allowance                         2,013,701

             Net deferred tax assets                         $  170,000

     At March 31, 1999, the Company had net operating loss carryforwards of approximately $6,381,000 for income tax purposes, available to offset future taxable income of the U.S. entity expiring on various dates beginning in 2003 through 2013. Usage of approximately $4,057,000 of the net operating loss is limited to $14,000 per year due to a change in ownership under Internal Revenue Code Section 382, which occurred in 1991. These net operating losses expire from 2003 to 2007.

     At March 31, 1999 the Company's Honk Kong Subsidiary had approximately $42,000 in net operating loss carryforwards available to offset future taxable income of the Subsidiary. The resulting deferred tax asset has been fully offset by a valuation allowance.

     The valuation allowance at April 1, 1998 was approximately $2,440,000. The net change in the valuation allowance during the year ended March 31, 1999 was a decrease of approximately $426,000.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999


Note 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company derives primarily all of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

     During the fiscal 1999, 91% of the Company's total revenues were derived from sales to five customers. Sales derived from three customers who individually purchased greater than 10% of total revenues in 1999 were 31%, 21%, and 21%, respectively.


NOTE 11  EMPLOYMENT AGREEMENTS

     The Company has entered into employment contracts with two key officers. The agreements call for base salaries of $180,000 and $92,000, respectively with annual cost of living adjustments and travel allowances. The agreements also call for performance bonuses equal to five percent and two and one-half percent, respectively of net income before interest and taxes.


NOTE 12 - SUBSEQUENT EVENTS

     During April 1999, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of the Company's common stock to seventy-five million shares (75,000,000) from ten million (10,000,000) shares. (See Note 8(B)). The change in authorized shares has been shown retroactively in the consolidated financial statements as of March 31, 1999.

     During April 1999, the Company filed an amendment to its Articles of Incorporation to authorize one million (1,000,000) shares of preferred stock. Each share of preferred stock is entitled to 9% dividends, preferred liquidation distribution, conversion to common stock and no voting powers. The new authorized shares of preferred stock has been shown retroactively in the consolidated financial statements as of March 31, 1999.

     During April 1999 the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the 1933 Securities Act, as amended, to offer a minimum of 40 units and a maximum of 50 units of stock and warrants. Each unit consists of 20,000 shares of the Company's convertible preferred stock and 4,000 common stock purchase warrants. The purchase price for each unit is $ 27,500. Each share of preferred stock is convertible, at the option of the holder, into one

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999

NOTE 12 - SUBSEQUENT EVENTS - (CONT'D)

     share of the Company's common stock at any time after issuance. Each share of preferred stock will automatically convert into one share of common stock on April 1, 2000. Each warrant entitles the holder to purchase one share of the Company's common stock at $2.00 per share. The warrants expire three years from the private placement memorandum date. The Company's net proceeds after placement discount and commissions but before offering expenses are estimated to be 90% of the amount raised. As of the date of this report 50 units have been sold and $1,375,000 gross funds have been raised.

     Effective May 19, 1999, the Company, through its Hong Kong Subsidiary, obtained a credit facility of (US) $2,000,000 from Belgian Bank, Hong Kong, a subsidiary of Generale Bank, Belgium. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit lodged with Belgian Bank. There is no expiration except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety (90) days after the advance.

     During June 1999, the Company entered into a new factor agreement with Maine Factors, Inc.. Under the terms of the agreement, the factor advances 73.5% of the factored invoices to the Company. The Company will pay a base fee of 3.5 % of the total accounts receivable factored. All of the Company's accounts receivable, inventories and intangibles are pledged as collateral under the agreement. There is no limit on the amount of accounts receivable that can be factored under the agreement.

     During July 1999, the Company entered into a new financing agreement with a financing company. Under the terms of the new agreement, the Company pays a flat fee negotiated based on each letter of credit and the maximum amount of a single letter of credit cannot exceed $1,000,000. The financing agreement expires on July 1, 2001.

                              EXHIBIT 16(A)

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

                Office: (561) 487-0670 Fax: (561) 852-1646





                                        August 5, 1999



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

     Re:  The Singing Machine Company, Inc.
     File No. 0-24968

Gentlemen:

     I was previously the principal accountant for The Singing Machine Company, Inc. and, under the date of October 12, 1999, I reported on the consolidated financial statements of The Singing Machine Company, Inc. and statement of The Singing Machine Company, Inc. and subsidiaries as of and for the year ended March 31, 1998. On February 23, 1999, our appointment as principal accountant was terminated. I have read The Singing Machine Company, Inc.'s statements included under Item 8 of its Form 10-KSB dated August 5, 1999, and I agree with such statements.

                                   Very truly yours,

                                   /s/ Samuel F. May, Jr.

                                   Samuel F. May, Jr.
                                   Certified Public Accountant