Form 10QSB
period 1999-06-30
SINGING MACHINE CO INC
filed 1999-09-07
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 1999


                            0 - 24968
                     Commission File Number


               THE SINGING MACHINE COMPANY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)


          Delaware                            95-3795478
(State of Incorporation )            (IRS Employer I.D. No.)


     6601 Lyons Road, Building A-7 , Coconut Creek, FL 33073
            (Address of principal executive offices )


                          (954) 596-1000
         (Issuer's telephone number, including area code)


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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     There were 2,548,500 shares of Common Stock, $.01 par value, issued and outstanding at June 30, 1999.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                              INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - June 30, 1999
               (Unaudited) and March 31, 1999.

               Consolidated Statement of Operations - Three months ended June 30, 1999 and 1998 (Unaudited).

               Consolidated Statement of Cash Flows - Three months ended June 30, 1999 and 1998 (Unaudited).

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

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                  PART I - FINANCIAL INFORMATION


Item I.     Financial Statements

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET

                                ASSETS

                                        June 30,          March 31,
                                         1999               1999
                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $    280,447       $     49,288
  Accounts receivable -
    net of $19,900 allowance
    for doubtful accounts               1,378,096          1,127,970
  Due from Officer                        134,270             13,880
  Inventories - net                       633,756            424,806
  Prepaid expenses and
    other assets                          163,878             27,154
  Deferred tax asset                      170,000            170,000

  TOTAL CURRENT ASSETS                  2,760,447          1,813,098

PROPERTY & EQUIPMENT - NET                 38,193             16,447

OTHER ASSETS
  Reorganization intangible - net         537,672            549,790

  TOTAL ASSETS                       $  3 336,312       $  2,379,335


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                   $    443,959      $    830,088
  Accrued expenses                        101,925           392,926
  Notes payable                           167,266            63,000
  Due to factor                           243,480           128,581

    TOTAL CURRENT LIABILITIES             956,630         1,414,595

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value,
  1,000,000 shares authorized,
  issued and outstanding                1,000,000               -
  Common stock, $.01 par value -
  75,000,000 shares authorized,
 2,498,451 issued and
  outstanding at June 30, 1999
  and March 31, 1999                       24,984            24,984
Additional paid in capital                390,600            15,600
Retain earnings (net deficit)             924,156           924,156
Earnings for the period                    39,942               -

     TOTAL STOCKHOLDERS' EQUITY         2,379,682           964,740

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $  3,336,312      $  2,379,335



See accompany notes to financial statements.

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           ( Unaudited )

                                              Three Months Ended
                                                    June 30,
                                              1999           1998
                                           (Unaudited)    (Unaudited)
NET SALES                                  $1,589,713     $1,650,782

COST OF SALES                               1,179,579      1,222,331

GROSS PROFIT                                  410,134        428,451

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                      346,549        366,614

INCOME FROM OPERATIONS                         63,585         61,837

OTHER INCOME (EXPENSES):
  Other income                                 26,168            -
  Interest expense                             (7,596)       (21,679)
  Interest income                                 437            578
  Factoring fees                              (42,652)       (15,814)

    NET OTHER EXPENSES                        (23,643)       (36,915)

INCOME BEFORE INCOME TAX BENEFIT               39,942          24,922

INCOME TAX BENEFIT (PROVISION)                    -               -

NET INCOME                                 $   39,942      $   24,922

NET INCOME PER COMMON SHARE
  Basic                                    $      .02      $      .01
  Diluted                                  $      .01      $      .01

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING
  Basic                                     2,548,500       2,468,066
  Diluted                                   3,312,500       2,468,066



See accompanying notes to financial statements.

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            ( Unaudited )

                                              Three Months Ended
                                                    June 30,
                                              1999           1998

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $(1,105,400)    $   37,704

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receivable from related parties                 437            578
  Computer equipment                          (19,454)           -
  Leasehold improvements                       (3,690)           -

   Net cash provided by (used in)
     investing activities                     (22,707)           578

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable - related party              (120,000)           -
  Repayment of notes payable                  (63,000)       (40,000)
  Proceeds from packing loan -
    Belgium Bank - HK                         167,266            -
  Proceeds from notes payable                     -           43,000
  Issuance of preferred stock               1,375,000            -

   Net cash provided by (used in)
     financing activities                   1,359,266          3,000

INCREASE IN CASH                              231,159         41,282

CASH - BEGINNING OF PERIOD                     49,288         13,916

CASH - END OF PERIOD                      $   280,447     $   55,198





See accompanying notes to financial statements.

NOTE 1 -  CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended March 31, 1999.

          The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended March 31, 1999 which are included in Form 10-KSB.

          In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

          The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000.

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

          The Company's creditors, pursuant to the Company's Plan of Reorganization, as Amended, who elected to receive shares were issued an aggregate of 2,180,052 post-split shares of common stock. The financial statements reflect the issuance of 2,180,052 post-split shares of common stock to the Company's creditors.

          These financial statements also reflect the one-for-ten (1:10) reverse stock split in computing the weighted average common and common equivalent shares outstanding and the net loss per common share amounts and account for the subsequent increase of authorized common shares pursuant to the Company's amendment to its Articles of Incorporation during April 1998.

NOTE 3 -  MAJOR CUSTOMERS

          As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the quarters ended June 30, 1999 and 1998 were approximately 94% and 91%, respectively. For the quarter ending June 30, 1999, three (3) major retailers accounted for 39%, 32% and 11% each of total revenues. Because of the seasonality of the Company's sales, these results may be distorted due to the historically low percentage of overall sales during the Company's first fiscal quarter of each year.

NOTE 4 -  PRIVATE PLACEMENT OFFERING

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

          As a result of this Private Placement, fifty (50) units were sold and $1,375,000 gross funds have been raised. One million shares of the Company's Convertible Preferred Stock and 200,000 Common Stock Purchase Warrants were issued, effective as of the closing date of the Offering, June 30, 1999.

NOTE 5 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On June 28, 1999, the Board of Directors of the Company authorized a loan in the amount of $55,000 to Edward

          Steele, the Company's Chairman and Chief Executive Officer. The proceeds will be used to purchase two (2) Units of the Company's Private Placement of April 1, 1999. The Note will accrue simple interest at the rate of nine percent (9%) per annum and be payable in full one
          (1) year from the date of execution of the Note. The Note shall be secured by the securities comprising the Units.

          On June 28, 1999, the Board of Directors of the Company authorized a loan in the amount of $55,000 to John Klecha, the Company's Chief Operating Officer and Chief Financial Officer. The proceeds will be used to purchase two (2) Units of the Company's Private Placement of April 1, 1999. The Note will accrue simple interest at the rate of nine percent (9%) per annum and be payable in full one (1) year from the date of execution of the Note. The Note shall be secured by the securities comprising the Units.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The analysis of the Company's financial condition, liquidity, capital resources, and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

          General

          The Singing Machine Company Inc., incorporated in Delaware in 1994, together with its wholly owned subsidiary, International (SMC) HK, Ltd. (hereafter referred to as the "Company"), engages in the production and distribution of karaoke audio software and electronic recording equipment. The Company's electronic karaoke machines and audio software products are marketed under The Singing Machine trademark.

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

          For the first quarter of fiscal 1999, the Company's net income was approximately $40,000. The Company's working capital as of June 30, 1999 was approximately $1,804,000.

          RESULTS OF OPERATIONS
          THREE MONTHS ENDED JUNE 30, 1999 AND 1998

          REVENUES

          Total revenues decreased by approximately $61,000 or 4% during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The decrease in revenue is not significant as historically the Company ships a low percentage of its total sales during its fiscal first quarter.

          GROSS PROFIT

          Gross profit from equipment and music sales decreased approximately $18,000 to $410,000 or 25.8% for the first quarter of fiscal 2000, compared to $428,000 or 25.9% for the first quarter of fiscal 1999. The decrease in gross profit was a direct result of increased equipment sales yielding a lower gross profit. Partially offsetting the decrease was an increase in music sales at a higher gross profit for the quarter ending June 30, 1999.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses decreased approximately $20,000 or 5%, during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The decrease is primarily due to lower Hong Kong office expenses resulting from a change of Hong Kong agents.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense decreased approximately $2,000 or 13% to $14,000 for the first quarter of fiscal 2000 compared to the $16,000 recorded last year. The decrease is primarily the result of the write off of the software library during the 1999 fiscal year. During fiscal year 2000, the software library was fully amortized.

          OTHER EXPENSES

          Net interest expense decreased approximately $14,000 or 66% during the first quarter of fiscal 2000 compared to the same period a year ago. The decrease is primarily due to decreased banking and interest charges of the Company's Hong Kong subsidiary to finance increased shipments of hardware.

          Loss on sales of accounts receivable was 2.6% and 1.0% of total revenues during the first quarter of fiscal 2000 and 1999 respectively. The loss increased $26,800 to $42,600, compared to the $15,800 recorded last year primarily due to an increase of invoices factored during the first quarter of fiscal 2000.

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

          FINANCIAL CONDITION

          At June 30, 1999, the Company had current assets of

          $2,760,447, compared to $1,813,098 at March 31, 1999;
          total assets of $3,336,312 as compared to $2,379,335 at March 31, 1999; current liabilities of $956,630 as compared to $1,414,595 at March 31, 1999, and a current net worth of $2,379,682 as compared to $964,740 at March 31, 1999. The increase is primarily due to additional capital raised through the sale of preferred shares of the Company's stock by the Private Placement Offering during the quarter ended June 30, 1999.

          CAPITAL RESOURCES

          The Company has obtained significant financing for continuing operations and growth. Four specific lines of credit have been opened, two financing agreements in Hong Kong and two financing agreements through its U.S.
          operations.

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

          Effective July 7, 1999, the Company, through its Hong Kong subsidiary, International SMC(HK) Ltd., obtained a credit facility of $300,000 (US) from Hong Kong Bank. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit lodged with Hong Kong Bank. There is no expiration except that Hong Kong Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. dollar prime rate plus 1.50%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety (90) days after the advance.

          The Company is a party to a factoring agreement, dated June 16, 1999, with Main Factors, Inc. ("Main Factors") pursuant to which Main Factors purchases certain of the Company's accounts receivable. Under the agreement, Main Factors purchases certain selected accounts receivable from the Company and advances 70% of the face value of those receivables to the Company. The accounts receivable are purchased by Main Factors without recourse and Main Factors therefore performs an intensive credit review prior to purchase the receivable. The factoring agreement is personally guaranteed by John Klecha, the Company's Chief Operating Officer and Chief Financial Officer.

          The Company is charged a fixed percentage fee of the invoice. The purchase of receivables of the Company by Main Factors is absolute and is a true sale of receivables. Main Factors has placed no maximum limit on the amount of the Company's receivables they will purchase.

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

          The Company pays EPK a flat fee per transaction, which is negotiated for each shipment, and the maximum purchase price per transaction is $1,000,000. There has been no maximum total shipments established under this agreement. Main Factors has entered into this agreement as a third party agreeing to purchase all receivables invoiced under these transactions. The transactions financed by EPK are supported by personal guarantees of Edward Steele, the Company's Chairman and Chief Executive Officer and John Klecha, the Company's Chief Operating Officer, and Chief Financial Officer. The agreement is in effect until July 1, 2001, unless terminated by either party upon thirty
          (30) days written notice.

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

Item 2.   CHANGES IN SECURITIES

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

          As a result of this Private Placement, fifty (50) units were sold and $1,375,000 gross funds have been raised. One million shares of the Company's Convertible Preferred Stock and 200,000 Common Stock Purchase Warrants were issued, effective as of the closing date of the Offering, June 30, 1999.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable

Item 5.   OTHER INFORMATION

          On June 28, 1999, the Company appointed John Klecha as
          Chief Operating Officer. In addition to his new duties as Chief Operating Officer, Mr. Klecha will retain his title as the Company's Chief Financial Officer.

          On June 28, 1999, the Board of Directors of the Company authorized the Company to issue to John Klecha 150,000 shares of the Company's Common stock in consideration for his personal guaranty of the Company's credit facilities provided by Main Factors, Inc. and EPK Financial Corporation. The shares will be restricted under the Securities Act of 1933, as Amended. (See: "Capital Resources").

          On June 28, 1999, the Board of Directors of the Company authorized the Company to issue to Edward Steele 200,000 shares of the Company's Common stock in consideration for his personal guaranty of the Company's credit facilities provided by EPK Financial Corporation. The shares will be restricted under the Securities Act of 1933, as Amended. (See: "Capital Resources").

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required to be filed for the period covered by this Report.

         (b) The Company filed a Current Report on Form 8-K dated May 19, 1999.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SINGING MACHINE COMPANY, INC.




Dated: August 31, 1999            By:/s/ John F. Klecha
                                     John F. Klecha
                                     Chief Financial Officer