Form 10QSB
period 1999-09-30
SINGING MACHINE CO INC
filed 1999-11-15
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549


                             FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1999


                               0 - 24968
                        Commission File Number


                  THE SINGING MACHINE COMPANY, INC.
  (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                            95-3795478
    (State of Incorporation )            (IRS Employer I.D. No.)


        6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
              (Address of principal executive offices )


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     There were 2,898,500 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 1999.

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                                INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

               Consolidated Balance Sheets - September 30, 1999
               (Unaudited) and March 31, 1999.

               Consolidated Statement of Operations - Three months and six months ended September 30, 1999 and 1998
               (Unaudited).

               Consolidated Statement of Cash Flows - Six months ended September 30, 1999 and 1998 (Unaudited).

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

           THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION


Item I.   Financial Statements

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET


                                 ASSETS

                                         September 30,    March 31,
                                             1999           1999
                                         -------------    ---------
                                          (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents              $   272,277        $    49,288
 Accounts receivable -
  net of $19,900 allowance
   for doubtful accounts                  4,339,525          1,127,970
 Due from officer(s)                        145,435             13,880
 Inventories - net                        1,046,649            424,806
 Prepaid expenses and
    other current assets                    130,589             27,154
 Deferred tax asset                         170,000            170,000
                                         ----------        -----------
     TOTAL CURRENT ASSETS                 6,104,475          1,813,098

PROPERTY & EQUIPMENT - net                   50,937             16,447

OTHER ASSETS -
  Reorganization intangible - net           503,974            549,790
                                         ----------        -----------
     TOTAL ASSETS                        $6,659,386        $ 2,379,335
                                         ==========        ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $1,525,188        $   830,088
  Accrued expenses                          242,369            392,926
  Notes payable                              83,138             63,000
  Due to factor                           1,413,053            128,581
                                         ----------        -----------
    TOTAL CURRENT LIABILITIES             3,263,749          1,414,595

SHAREHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value;
   1,000,000 shares authorized, issued
   and outstanding                        1,000,000              -
   Common stock, $.01 par value;
   75,000,000 shares authorized,
   2,498,452 issued and outstanding at
   September 30, 1999 and March 31, 1999     28,985             24,984
Additional paid in capital                  386,594             15,600
Retained earnings                           924,156            924,156
Earnings for period                       1,055,897               -
                                         ----------        -----------
     TOTAL SHAREHOLDERS' EQUITY           3,395,638          2,379,335
                                         ----------        -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $6,659,386        $ 2,379,335
                                         ==========        ===========



See accompany notes to financial statements.

             THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               ( UNAUDITED )



                                       Three Months Ended                 Six Months Ended
                                  September 30,       September 30,   September 30,    September 30,
                                      1999                1998            1999             1998
                                  -------------       -------------   -------------    -------------

NET SALES                         $   6,736,706       $   3,790,337   $   8,326,419    $   5,440,039

COST OF SALES                         4,912,905           2,874,367       6,092,484        4,106,698

GROSS PROFIT                          1,823,801             915,970       2,233,935        1,333,341

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                640,173             381,218         978,909          754,082

INCOME FROM OPERATIONS                1,183,628             534,752       1,255,026          579,259

OTHER INCOME (EXPENSES):
 Other income                             7,752               9,919          32,288           11,449
 Interest expense                       (24,224)             (6,221)        (37,779)         (10,977)
 Interest income                          3,420                 590           5,635            1,688
 Factoring fees                        (154,621)            (49,482)       (197,273)         (65,296)
                                  -------------       -------------    ------------    -------------
    NET OTHER EXPENSES                 (167,673)            (45,194)       (199,129)         (63,656)

INCOME BEFORE INCOME TAX BENEFIT      1,015,955             489,558       1,055,897          515,603

INCOME TAX BENEFIT (PROVISIONS)            -                   -              -                -

NET INCOME                         $  1,015,955       $     489,558    $  1,055,897    $     515,603
                                   ============       =============    ============    =============
NET INCOME PER COMMON SHARE
 Basic                             $       0.35       $        0.19    $       0.36    $        0.21
                                   ============       =============    ============    =============
 Diluted                           $       0.24       $        0.19    $       0.28    $        0.21
                                   ============       =============    ============    =============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
 Basis                                2,898,500           2,468,066       2,898,500        2,468,066
                                   ============       =============    ============    =============
 Diluted                              4,190,400           2,468,066       3,760,080        2,468,066
                                   ============       =============    ============    =============





See accompanying notes to financial statements.

             THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               ( UNAUDITED )


                                          Three Months Ended                  Six Months Ended
                                    September 30,      September 30,    September 30,    September 30,
                                        1999               1998             1999             1998
                                    -------------       -------------    -------------    -------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES              $     105,727        $      76,216    $   (995,846)   $      83,185
                                    -------------        -------------    ------------    -------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Receivable from related parties         (11,165)              (3,023)        (21,555)          (3,023)
  Computer equipment                       (5,206)                (591)        (24,660)          (1,169)
  Leasehold improvements                  (10,982)                -            (14,672)            -
  Office equipment                         (2,416)                -             (2,416)            -
                                    -------------        -------------    ------------    -------------

  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                  (29,769)              (3,614)        (66,303)          (4,192)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Notes payable - related party              -                    -           (110,000)            -
  Repayments of notes payable                -                    -            (63,000)         (40,000)
  Proceeds from packing loan -
    Belgium Bank - HK                     (84,128)                -             83,138             -
  Proceeds from notes payable                -                    -               -              43,000
  Issuance of preferred stock                -                    -          1,375,000             -
                                    -------------        -------------    ------------    -------------
  NET CASH PROVIDED BY (USED)IN
    FINANCING ACTIVITIES                  (84,128)                -          1,285,138            3,000

INCREASE IN CASH                           (8,170)              72,602         222,989           81,993

CASH - BEGINNING OF PERIOD                280,447               20,161          49,288            7,770
                                    -------------        -------------    ------------    -------------

CASH - END OF PERIOD                $     272,277        $      92,763    $    272,277    $      92,763
                                   ============       =============    ============    =============



See accompanying notes to financial statements.

            THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999
                              (UNAUDITED)

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

          The results of operations for the six month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000.

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

NOTE 3 -  MAJOR CUSTOMERS

          As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the six months ended September 30, 1999 and 1998 were approximately 76% and 91%, respectively. For the six months ending September 30, 1999, three (3) major retailers accounted for 25% 20% and 15% each of total revenues. Because of the seasonality of the Company's sales, these results may be distorted due to the historically high percentage of overall sales during the Company's second and third fiscal quarters of each year.

NOTE 4 -  PRIVATE PLACEMENT OFFERING

          On June 28, 1999, the Company completed a Private Placement offering of 50 Units for gross proceeds of $1,375,000.

          Each Unit consisted of 20,000 shares of the Company's Convertible Preferred Stock ("Preferred Stock") and 4,000 Common Stock Purchase Warrants ("Warrants"). Each share of Preferred Stock is convertible, at the option of the Holder, into one (1) share of the Company's Common Stock at any time after issuance until April 1, 2000. Each share of Preferred Stock will automatically convert into one (1) share of the Company's Common Stock on April 1, 2000. Each Warrant entitles the Holder to purchase, at any time during the period commencing from April 1, 1999, and ending April 1, 2002, one (1) share of the Company's Common Stock at a purchase price of $2.00 per share. The Units were offered only to "accredited investors" as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Purchasers of the Units received securities that are not registered with the Securities and Exchange Commission (the "Commission") as a result of this Offering. The Company, however, agreed to use its best efforts to file a registration statement with the Commission to register the Company's Common Stock underlying the securities comprising the Units. There is no assurance as to when or if the registration statement will be declared effective by the Commission. There is no public market for the Units, Preferred Stock, or the Warrants, and none developed as a result of the private Offering.

          As a result of this Private Placement, fifty (50) Units were sold and $1,375,000 gross funds were raised. One million shares of the Company's Convertible Preferred Stock and 200,000 Common Stock Purchase Warrants were issued, effective as of the closing date of the offering, June 28, 1999.

NOTE 5 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Edward Steele, a Director and the Company's Chief Executive Officer, has a promissory note outstanding to the Company in the principal amount of $13,880 as of September 30, 1999. The original note for $30,650 granted on March 31, 1998 has been extended until March 31, 2000 with an interest rate of 9% per annum on the unpaid balance.

          On July 1, 1999, the Company loaned Edward Steele, our Chief Executive Officer, President and Director, $55,000 for the purchase of two (2) units of the Company's Private Placement. The Note, including interest of 9%, matures on June 30, 2000. The Note is secured by the securities comprising the Private Placement Units.

          On July 1, 1999, the Company loaned John Klecha, our Chief Operating Officer, Chief Financial Officer and Director, $55,000 for the purchase of two (2) units of the Company's Private Placement. The Note, including interest of 9%, matures on June 30, 2000. The Note is secured by the securities comprising the Private Placement Units.

          On June 28, 1999, the Board of Directors of the Company authorized the Company to issue to John Klecha 150,000 shares of the Company's Common stock in consideration for his personal guaranty of the Company's credit facilities provided by Main Factors, Inc. and EPK Financial Corporation. The shares are restricted under the Securities Act of 1933, as Amended. (See: "Capital Resources").

          On June 28, 1999, the Board of Directors of the Company authorized the Company to issue to Edward Steele 200,000 shares of the Company's Common stock in consideration for his personal guaranty of the Company's credit facilities provided by EPK Financial Corporation. The shares are restricted under the Securities Act of 1933, as Amended. (See: "Capital Resources").

          The Company has an agreement with FLX (a China manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. Paul Wu, a former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 1998, and 1999, the Company purchased approximately $1.7 million and $1.0 million respectively, in equipment from FLX. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

          The Company entered into Financial Advisory Agreements on July 8, 1999, with Dunedin, Inc., FRS Investments, Inc., and Portfolio Research Associates, Inc. The Company contracted with these companies to provide the Company with a range of advisory services designed to provide the Company with new favorable sources of financing, assistance in raising new equity, possible business combination candidates, feedback concerning public image, review of management, and development of a strategic plan. Under the Agreements, Dunedin, Inc. and FRS Investments, Inc. were each to receive 64,200 Common Stock Purchase Warrants upon execution of the Agreements and 5,200 Common Stock Purchase Warrants each month thereafter for the three (3) year term of the Agreements. Portfolio Research Associates, Inc. was to receive 61,600 Common Stock Purchase Warrants upon execution of the Agreement, and 3,600 Common Stock Purchase Warrants each month thereafter for the three (3) year term of the Agreement. All of the Warrants are exercisable at any time during the term of the Agreements at an exercise price of $1.375 per share. Additionally, each advisor executed a proxy in favor of the Company for each Common Share exercised. The Company has terminated the Financial Advisory Agreements of FRS Investments, Inc. and Portfolio Research Associates, Inc. as of October 1, 1999. The Company issued to Portfolio Research Associates, Inc. 76,000 Common Stock Purchase Warrants and to FRS Investments, Inc. 85,000 Common Stock Purchase Warrants in full satisfaction of their respective Agreements. The Company has issued 79,800 Common Stock Purchase Warrants to Dunedin, Inc. as of September 30, 1999.

          On October 1, 1999, the Company entered into a Financial Advisory Agreement with Richard Charbit. Mr. Charbit contracted to provide the Company with a broad range of advisory services concerning financing and securities. The Agreement is for a term of three (3) years. Mr. Charbit received 52,000 Common Stock Purchase Warrants upon execution of the Agreement, and will receive 24,000 Warrants on November 30, 1999, and 24,000 Warrants on December 31, 1999 for a total of 100,000 Common Stock Purchase Warrants. All Warrants have an exercise price of $1.375 per share and may be exercised at any time during the three (3) year period from and after October 1, 1999. Further, Mr. Charbit executed a proxy in favor of the Company for each underlying share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The analysis of the Company's financial condition, liquidity, capital resources, and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

          GENERAL

          The Singing Machine Company Inc., incorporated in Delaware in 1994, together with its wholly owned subsidiary, International (SMC) HK, Ltd. (hereafter referred to as the "Company"), engages in the production and distribution of karaoke audio software and electronic recording equipment. The Company's electronic karaoke machines and audio software products are marketed under The Singing Machine[R] trademark.

          The Company's products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

          The Company's karaoke machines and karaoke software are currently sold in such retail outlets as Target, Best Buy, Sears, J.C. Penney, Fingerhut and Sam's Clubs.

          For the first six months of fiscal 1999, the Company's net income was approximately $1,056,000. The Company's working capital as of September 30, 1999 was approximately
          $2,840,000.

          RESULTS OF OPERATIONS
          SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          REVENUES

          Total revenues increased by approximately $2,887,000 or 53% during the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The increase in revenue is a direct result of the expanding base of the Company's customers and popularity of the Company's CD Plus Graphics players which show song lyrics on TV screens as the CD is played.

          GROSS PROFIT

          Gross profit from equipment and music sales increased approximately $900,000 to $2,234,000 or 26.8% for the first six months of fiscal 2000, compared to $1,333,000 or 24.5% for the first six months of fiscal 1999. The increase in gross profit was a direct result of increased equipment sales of the Company's new CD+G karaoke machines and an increase in music sales at a higher gross profit for the six months ending September 30, 1999.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses increased approximately $225,000 or 30%, during the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The increase is primarily due to increased commissions, advertising, and other sales related expenses due to higher sales volume during fiscal year 2000.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense increased approximately $2,000 or 7% to $32,000 for the first six months of fiscal 2000 compared to the $30,000 recorded last year. The increase is primarily the result of the installation of a Year 2000 compliant computer network during fiscal year 2000.

          OTHER EXPENSES

          Net interest expense increased approximately $24,000 during the first six months of fiscal 2000 compared to the same period a year ago. The increase is primarily due to increased banking and interest charges for the financing of increased higher shipments of hardware during fiscal year 2000.

          Loss on sales of accounts receivable was 2.4% and 1.2% of total revenues during the first six months of fiscal 2000 and 1999 respectively. The loss increased $132,000 to $197,000, compared to the $65,000 recorded last year primarily due to increased sales and an increase of invoices factored during the first six months of fiscal 2000.

          SEASONALITY AND QUARTERLY RESULTS

          Historically, the Company's operations have been seasonal, with the highest net sales occurring in the second and third quarters reflecting increased orders for equipment and music merchandise during the Christmas selling months and to a lesser extent the first and fourth quarters of the fiscal year.

          The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

          FINANCIAL CONDITION

          At September 30, 1999, the Company had current assets of $6,104,475, compared to $1,813,098 at March 31, 1999; total assets of $6,659,386 as compared to $2,379,335 at March 31, 1999; current liabilities of $3,263,749 as compared to $1,414,595 at March 31, 1999, and a current net worth of $3,395,638 as compared to $964,740 at March 31, 1999. The increase is primarily due to additional capital raised through the sale of preferred shares of the Company in a Private Placement Offering during the quarter ended June 30, 1999 (See Note 4 to Financial Statements), and the increase in net income for the six months ended September 30, 1999.

          CAPITAL RESOURCES

          The Company has obtained significant financing for continuing operations and growth. Five specific lines of credit have been opened, two financing agreements in Hong Kong and three financing agreements through its U.S.
          operations.

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

          The Company is a party to a factoring agreement, dated June 16, 1999, with Main Factors, Inc. ("Main Factors") pursuant to which Main Factors purchases certain of the Company's accounts receivable. Under the agreement, Main Factors purchases certain selected accounts receivable from the Company and advances 70% - 85% of the face value of those receivables to the Company. The accounts receivable are purchased by Main Factors without recourse and Main Factors therefore performs an intensive credit review prior to purchase the receivable. The factoring agreement is personally guaranteed by John Klecha, the Company's Chief Operating Officer and Chief Financial Officer.

          The Company is charged a fixed percentage fee of the invoice. The purchase of receivables of the Company by Main Factors is absolute and is a true sale of receivables. Main Factors has placed no maximum limit on the amount of the Company's receivables they will purchase.

          The Company has also entered into an agreement with EPK Financial Corporation ("EPK") whereby EPK will open letters of credit with the Company's factories to import inventory for distribution to the Company's customers. This allows the Company to purchase domestic hardware inventory for distribution to customers in less than container load quantities and provides the flexibility to customers of not opening a letter of credit in favor of the Company. The selling price to these customers is considerably higher because the Company pays financing costs to EPK and incurs costs of ocean freight, duty, and handling charges. Upon shipment of product from these financed transactions, the receivables are factored by Main Factor, thereby buying the shipments and related interest from EPK.

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

          The Company has received a $1,000,000 letter of credit facility from Bank Julius Baer of New York. The Company uses this facility to open letters of credit to its factories. This allows the Company to purchase additional karaoke hardware inventory to sell from its domestic warehouses during the fiscal third quarter. This facility is supported by a $200,000 fixed deposit and a corporate repayment guaranty.

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

          YEAR 2000

          Management has installed, tested and implemented a computer network which is Year 2000 compliant. During the Company's fiscal second quarter, new computer hardware and software was installed, successfully replacing the prior computer hardware and software which was not Year 2000 compliant. The Company is currently in the process of converting all third party applications and suppliers to its new network. It is the Company's objective to be in Year 2000 compliance for all systems by the end of calendar 1999, however, no assurance can be given that such objective will be met.

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

Item 2.   CHANGES IN SECURITIES

          On July 1, 1999, the Company completed a Private Placement offering of 50 Units for gross proceeds of $1,375,000. The purchase price for each Unit was $27,500. Each Unit consisted of 20,000 shares of the Company's Convertible Preferred Stock ("Preferred Stock") and 4,000 Common Stock Purchase Warrants ("Warrants"). Each share of Preferred Stock is convertible, at the option of the Holder, into one
          (1) share of the Company's Common Stock at any time after issuance until April 1, 2000. Each share of Preferred Stock will automatically convert into one (1) share of the Company's Common Stock at 5:00 p.m. eastern time on April 1, 2000. Each Warrant entitles the Holder to purchase, at any time during the period commencing from April 1, 1999 and ending April 1, 2002, one (1) share of the Company's Common Stock at a purchase price of $2.00 per share. Fractional Units could be purchased at the discretion of the Company.

          The Units were offered only to "accredited investors" as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Units were offered on a "$1,100,000 minimum - $1,375,000 maximum" basis pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Purchasers of the Units received securities that are not registered with the Securities and Exchange Commission (the "Commission") as a result of this Offering. The Company, however, agreed to use its best efforts to file a registration statement with the Commission to register the Company's Common Stock underlying the securities comprising the Units. There is no assurance as to when or if the registration statement will be declared effective by the Commission. There is no public market for the Units, Preferred Stock, or the Warrants, and none developed a result of the private offering.

          As a result of this Private Placement, fifty (50) Units were sold and $1,375,000 gross funds were raised. One million shares of the Company's Convertible Preferred Stock and 200,000 Common Stock Purchase Warrants were issued, effective as of the closing date of the offering, June 28, 1999.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable

Item 5.   OTHER INFORMATION

          Edward Steele, a Director and the Company's Chief Executive Officer, has a promissory note outstanding to the Company in the principal amount of $13,880 as of September 30, 1999. The original note for $30,650 granted on March 31, 1998 has been extended until March 31, 2000 with an interest rate of 9% per annum on the unpaid balance.

          On July 1, 1999, the Company loaned Edward Steele, our Chief Executive Officer, President and Director, $55,000 for the purchase of two (2) units of the Company's Private Placement. The Note, including interest of 9%, matures on June 30, 2000. The Note is secured by the securities comprising the Private Placement Units.

          On July 1, 1999, the Company loaned John Klecha, our Chief Operating Officer, Chief Financial Officer and Director, $55,000 for the purchase of two (2) units of the Company's Private Placement. The Note, including interest of 9%, matures on June 30, 2000. The Note is secured by the securities comprising the Private Placement Units.

          On June 28, 1999, the Board of Directors of the Company authorized the Company to issue to John Klecha 150,000 shares of the Company's Common stock in consideration for his personal guaranty of the Company's credit facilities provided by Main Factors, Inc. and EPK Financial Corporation. The shares are restricted under the

          Securities Act of 1933, as Amended. (See: "Capital
          Resources").

          On June 28, 1999, the Board of Directors of the Company authorized the Company to issue to Edward Steele 200,000 shares of the Company's Common stock in consideration for his personal guaranty of the Company's credit facilities provided by EPK Financial Corporation. The shares are restricted under the Securities Act of 1933, as Amended. (See: "Capital Resources").

          The Company has an agreement with FLX (a China manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. Paul Wu, a former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 1998, and 1999, the Company purchased approximately $1.7 million and $1.0 million respectively, in equipment from FLX. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

          The Company entered into Financial Advisory Agreements on July 8, 1999, with Dunedin, Inc., FRS Investments, Inc., and Portfolio Research Associates, Inc. The Company contracted with these companies to provide the Company with a range of advisory services designed to provide the Company with new favorable sources of financing, assistance in raising new equity, possible business combination candidates, feedback concerning public image, review of management, and development of a strategic plan. Under the Agreements, Dunedin, Inc. and FRS Investments, Inc. were each to receive 64,200 Common Stock Purchase Warrants upon execution of the Agreements and 5,200 Common Stock Purchase Warrants each month thereafter for the three (3) year term of the Agreements. Portfolio Research Associates, Inc. was to receive 61,600 Common Stock Purchase Warrants upon execution of the Agreement, and 3,600 Common Stock Purchase Warrants each month thereafter for the three (3) year term of the Agreement. All of the Warrants are exercisable at any time during the term of the Agreements at an exercise price of $1.375 per share. Additionally, each advisor executed a proxy in favor of the Company for each Common Share exercised. The Company has terminated the Financial Advisory Agreements of FRS Investments, Inc. and Portfolio Research Associates, Inc. as of October 1, 1999. The Company issued to Portfolio Research Associates, Inc. 76,000 Common Stock Purchase Warrants and to FRS Investments, Inc. 85,000 Common Stock Purchase Warrants in full satisfaction of their respective Agreements. The Company has issued 79,800 Common Stock Purchase Warrants to Dunedin, Inc. as of September 30, 1999.

          On October 1, 1999, the Company entered into a Financial Advisory Agreement with Richard Charbit. Mr. Charbit contracted to provide the Company with a broad range of advisory services concerning financing and securities. The Agreement is for a term of three (3) years. Mr. Charbit received 52,000 Common Stock Purchase Warrants upon execution of the Agreement, and will receive 24,000 Warrants on November 30, 1999, and 24,000 Warrants on December 31, 1999 for a total of 100,000 Common Stock Purchase Warrants. All Warrants have an exercise price of $1.375 per share and may be exercised at any time during the three (3) year period from and after October 1, 1999. Further, Mr. Charbit executed a proxy in favor of the Company for each underlying share.

          On November 1, 1999, the Board of Directors of the Company authorized the extension of the expiration date of the Company's publicly traded warrants (OTCBB - "SINGW") for one (1) year. These warrants are now scheduled to expire November 10, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required to be filed for the period covered by this Report.

         (b) The Company filed a Current Report on Form 8-K dated September 9, 1999, regarding an increase in the Company's sales for the year ended March 31, 1999.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SINGING MACHINE COMPANY, INC.



Dated: November 12, 1999          By:/s/ John F. Klecha
                                     John F. Klecha
                                     Chief Financial Officer