Form 10QSB
period 1999-12-31
SINGING MACHINE CO INC
filed 2000-02-09
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended December 31, 1999


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

     There were 2,898,500 shares of Common Stock, $.01 par value, issued and outstanding at December 31, 1999.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                              INDEX


PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

                 Consolidated Balance Sheets - December 31, 1999
                 (Unaudited) and March 31, 1999.

                 Consolidated Statement of Operations - Three months and nine months ended December 31, 1999 and 1998
                 (Unaudited).

                 Consolidated Statement of Cash Flows - Nine months ended December 31, 1999 and 1998 (Unaudited).

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

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                  PART I - FINANCIAL INFORMATION


Item I.   Financial Statements

          THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET


                                ASSETS

                                         December 31,    March 31,
                                            1999           1999
                                         (Unaudited)
                                         -----------    ----------

CURRENT ASSETS:
  Cash and cash equivalents              $  832,689     $   49,288
  Accounts receivable -
    net of $19,900 allowance
    for doubtful accounts                 3,011,358      1,127,970
  Due from officer(s)                       110,676         13,880
  Inventories - net                       1,761,179        424,806
  Prepaid expenses and
    other current assets                    189,189         27,154
 Deferred tax asset                         170,000        170,000
                                         ----------     ----------
     TOTAL CURRENT ASSETS                 6,075,091      1,813,098

PROPERTY & EQUIPMENT - net                   54,828         16,447

OTHER ASSETS -
  Reorganization intangible - net           481,066        549,790
                                         ----------     ----------
      TOTAL ASSETS                       $6,610,985     $2,379,335
                                         ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $  239,086     $  830,088
  Accrued expenses                           22,570        392,926
  Notes payable                                   0         63,000
  Due to factor                           1,865,259        128,581
                                         ----------     ----------
     TOTAL CURRENT LIABILITIES            2,126,916      1,414,595

SHAREHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value;
   1,000,000 shares authorized, issued
   and outstanding                        1,000,000            -
   Common stock, $.01 par value;
   75,000,000 shares authorized,
   2,498,452 issued and outstanding at
   December 31, 1999 and March 31, 1999      24,984          24,984
Additional paid in capital                  364,277          15,600
Retained earnings                           924,156         924,156
Earnings for period                       2,170,652             -
                                         ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY           4,484,069         964,740
                                         ----------      ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $6,610,984      $2,379,335
                                         ==========      ==========



See accompany notes to financial statements.

                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          ( Unaudited )

                                       Three Months Ended                 Nine Months Ended
                                   December 31,       December 31,   December 31,      December 31,
                                      1999               1998           1999                 1998
                                   ------------       ------------   ------------      ------------
NET SALES                          $  8,640,813       $  3,063,874   $  16,967,618     $  8,503,913

COST OF SALES                         6,393,568          2,244,723      12,494,742        6,351,421

GROSS PROFIT                          2,247,245            819,151       4,472,876        2,152,492

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                938,747            372,693       1,921,996        1,125,326

INCOME FROM OPERATIONS                1,308,498            446,458       2,550,880        1,027,166

OTHER INCOME (EXPENSES):
 Other income                             5,480                275          16,142           11,724
 Interest expense                       (40,430)            (5,574)        (48,681)         (16,651)
 Interest income                            -                  500             -              1,951
 Factoring fees                        (150,416)           (91,251)       (347,689)        (156,547)
                                   ------------       ------------   ------------      ------------
    NET OTHER EXPENSES                 (185,366)           (96,050)       (380,228)        (159,423)

INCOME BEFORE INCOME TAX BENEFIT      1,123,132            350,408       2,170,652          867,743

INCOME TAX BENEFIT (PROVISIONS)             -                  -               -                -

NET INCOME                         $  1,123,132       $    350,408    $  2,170,652     $    867,743
                                   ============       ============    ============     ============
NET INCOME PER COMMON SHARE

 Basic                             $       0.39       $       0.14    $       0.75     $       0.35
                                   ============       ============    ============     ============
 Diluted                           $       0.23       $       0.14    $       0.53     $       0.35
                                   ============       ============    ============     ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
 Basis                                2,898,500          2,468,066       2,898,500        2,468,066
                                   ============       ============    ============     ============
 Diluted                              4,812,900          2,468,066       4,110,317        2,468,066
                                   ============       ============    ============     ============



See accompanying notes to financial statements.





                         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ( Unaudited )


                                        Three Months Ended                Nine Months Ended
                                  December 31,       December 31,    December 31,     December 31,
                                      1999               1998            1999             1998
                                   ------------       ------------   ------------     ------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES             $   (560,412)      $     48,819   $ (1,294,369)    $     77,358
                                   ------------       ------------   ------------     ------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Receivable from related parties        34,759               (604)       (96,796)          (1,773)
  Computer equipment                     (7,554)              -           (32,214)            -
  Leasehold improvements                   -                  -           (14,672)            -
  Office equipment                       (3,143)              -            (5,559)            -
                                   ------------       ------------   ------------      ------------
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                 24,062               (604)      (149,241)           (1,773)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Repayments of notes payable              -                29,715        (63,000)          (86,486)
  Proceeds from packing loan -
    Belgium Bank - HK                   831,873               -           915,011              -
  Proceeds from notes payable              -                  -              -               43,000
  Issuance of preferred stock              -                  -         1,375,000              -
                                   ------------       ------------   ------------      ------------

   NET CASH PROVIDED BY (USED)IN
    FINANCING ACTIVITIES                831,873             29,715      2,227,011           (43,486)

INCREASE IN CASH                        560,412             19,708        783,401            32,099

CASH - BEGINNING OF PERIOD              272,277             20,161         49,288             7,770
                                   ------------       ------------   ------------      ------------
CASH - END OF PERIOD               $    832,689       $     39,869   $    832,689       $    39,869
                                   ============       ============   ============      ============



See accompanying notes to financial statements.

             THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999
                                 (Unaudited)


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

          The results of operations for the nine month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000.

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

NOTE 2 -  REORGANIZATION

          On April 1, 1998, the Company effectuated a one-for-ten
          (1:10) reverse stock split.  The primary purpose of the

             THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999
                                 (Unaudited)


NOTE 2 -  REORGANIZATION (Cont'd)

          reverse stock split was to comply with the Company's Plan of Reorganization, as Amended, which was confirmed on March 17, 1998. Trading in the post-split shares commenced at the opening of business on April 1, 1998. No additional shares were issued in connection with the reverse split and those stockholders entitled to receive fractional shares received shares based on rounding to the nearest whole number. During April 1999, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of the Company's common stock to seventy-five million (75,000,000) shares.

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

NOTE 3 -  MAJOR CUSTOMERS

          As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the nine months ended December 31, 1999 and 1998 were approximately 73% and 84%, respectively. For the nine months ending December 31, 1999, two (2) major retailers accounted for 30% and 21% each of total revenues. Because of the seasonality of the Company's sales, these results may be distorted due to the historically high percentage of overall sales during the Company's second and third fiscal quarters of each year.

NOTE 4 -  PRIVATE PLACEMENT OFFERING

          On June 28, 1999, the Company completed a Private Placement offering of 50 Units for gross proceeds of $1,375,000.

             THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999
                                 (Unaudited)


NOTE 4 -  PRIVATE PLACEMENT OFFERING (Cont'd)

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

NOTE 5 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Edward Steele, a Director and the Company's Chief Executive Officer, has a promissory note outstanding to the Company in the principal amount of $13,880 as of December 31, 1999. The original note for $30,650 granted on March 31, 1998 has been extended until March 31, 2000 with an interest rate of 9% per annum on the unpaid balance.

          On July 1, 1999, the Company loaned Edward Steele, our
          Chief Executive Officer, President and Director, $55,000 for the purchase of two (2) units of the Company's Private

             THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999
                                 (Unaudited)


          Placement. The Note, including interest of 9%, matures on June 30, 2000. The Note is secured by the securities comprising the Private Placement Units.

NOTE 5 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Cont'd)

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

          The Company entered into Financial Advisory Agreements on July 8, 1999, with Dunedin, Inc., FRS Investments, Inc., and Portfolio Research Associates, Inc. The Company contracted with these companies to provide the Company with a range of advisory services designed to provide the Company with new favorable sources of financing, assistance in raising new equity, possible business combination

             THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999
                                 (Unaudited)

          candidates, feedback concerning public image, review of management, and development of a strategic plan. Under the Agreements, Dunedin, Inc. and FRS Investments, Inc. were each to receive 64,200 Common Stock Purchase Warrants upon execution of the Agreements and 5,200 Common Stock Purchase Warrants each month thereafter for the three (3) year term of the Agreements. Portfolio Research Associates, Inc. was to receive 61,600 Common Stock Purchase Warrants upon execution of the Agreement, and 3,600 Common Stock Purchase Warrants each month thereafter for the three (3) year term of the Agreement. All of the Warrants are exercisable at any time during the term of the Agreements at an exercise price of $1.375 per share. Additionally, each advisor executed a proxy in favor of the Company for each Common Share exercised. The Company has terminated the Financial Advisory Agreements of FRS Investments, Inc. and Portfolio Research Associates, Inc. as of October 1, 1999, and terminated the financial agreements with Dunedin, Inc. as of November 22, 1999. The Company will issue to Portfolio Research Associates, Inc. 76,000 Common Stock Purchase Warrants and to FRS Investments, Inc. 85,000 Common Stock Purchase Warrants in full satisfaction of their respective Agreements. The Company will issue 123,400 Common Stock Purchase Warrants to Dunedin, Inc.

          On October 1, 1999, the Company entered into a Financial Advisory Agreement with Richard Charbit. Mr. Charbit contracted to provide the Company with a broad range of advisory services concerning financing and securities. The Agreement was for a term of three (3) years. Mr. Charbit was to receive 52,000 Common Stock Purchase Warrants upon execution of the Agreement, and was to receive 24,000 Warrants on November 30, 1999, and 24,000 Warrants on December 31, 1999 for a total of 100,000 Common Stock Purchase Warrants. All Warrants had an exercise price of $1.375 per share and may be exercised at any time during the three (3) year period from and after October 1, 1999. Further, Mr. Charbit executed a proxy in favor of the Company for each underlying share. The Company has terminated the agreement with Richard Charbit as of November 22, 1999 and he will not receive any of the Common Stock Purchase Warrants due to lack of performance.

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

          The Company's karaoke machines and karaoke software are currently sold in such retail outlets as Target, Best Buy, Sears, J.C. Penney, Fingerhut, Sam's Clubs and Toys R Us.

          For the first nine months of fiscal 2000, the Company's net income was approximately $2,171,000. The Company's working capital as of December 31, 1999 was approximately
          $3,948,000.

          RESULTS OF OPERATIONS
          NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

          REVENUES

          Total revenues increased by approximately $8,462,705 or 99% during the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The increase in revenues can be attributed to a growing popularity of the Company's CD Plus Graphics machines, as well as a growing market for the music used in these machines. The CD Plus Graphics machines can be easily attached to the consumer's television set. When a special CD, which includes graphics, is played on the machine, the lyrics can be seen on the television screen for ease of following along with the music.

          GROSS PROFIT

          Gross profit for the first nine months of fiscal 2000 also increased approximately 99% from $6,351,421 for the first nine months of fiscal 1999 to $12,494,742. The increased gross profit is in direct proportion to the increase in sales for this period and therefore, the reasoning for increased revenues can be carried to gross profit also.

          SELLING, GENERAL ADMINISTRATIVE EXPENSES

          Selling, general & administrative expenses increased approximately $797,000 or 71%, during the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The increase is primarily due to the increase in sales related expenses, including commissions, royalties and advertising. There is also a slight increase in salary related expenses due to an increase in office staff.

          DEPRECIATION AND AMORTIZATION EXPENSES

          Depreciation and amortization expense increased approximately $34,886 or 72% for the nine months ended December 31, 1999, as compared to the same period of the prior year. The increase can be attributed to the addition of year 2000 compliant computer equipment and leasehold improvements for the new facility. Another factor contributing to the increase is the amortization of reorganization intangibles. These intangibles came about as a result of the Fresh Start Accounting beginning in the fiscal year 1998. The remainder of these intangibles will continue to be amortized over the next thirty-nine (39) months.

          OTHER EXPENSES

          Net interest expense increased approximately $32,000 during the first nine months of fiscal 2000 compared to the same period a year ago. The increase can be attributed to the increased use of credit line facilities to fund the inventory necessary to meet demand of the Company's product.

          Loss on sales of accounts receivable was 2.0% and 1.8% of total revenues during the first nine months of fiscal 2000 and 1999 respectively. The loss increased from $156,574 in fiscal 1999 to $347,689 in fiscal 2000. The increase is due primarily to the increase in sales and invoices factored during the first nine months of fiscal 2000.

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

          FINANCIAL CONDITION

          At December 31, 1999, the Company had current assets of $6,075,091, compared to $1,813,098 at March 31, 1999; total assets of $6,610,985 as compared to $2,379,335 at March 31, 1999; current liabilities of $2,126,916 as compared to $1,414,595 at March 31, 1999, and a current net worth of $4,484,069 as compared to $964,740 at March 31, 1999. The increase is primarily due to additional capital raised through the sale of preferred shares of the Company in a Private Placement Offering during the quarter ended June 30, 1999 (See Note 4 to Financial Statements), and the increase in net income for the nine months ended December 31, 1999.

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

          The Company is a party to a factoring agreement, dated June 16, 1999, and amended December, 1999, with Main Factors, Inc. ("Main Factors") pursuant to which Main Factors purchases certain of the Company's accounts receivable. Under the agreement, Main Factors purchases certain selected accounts receivable from the Company and advances 70% - 85% of the face value of those receivables to the Company. The accounts receivable are purchased by Main Factors without recourse and Main Factors therefore performs an intensive credit review prior to purchase the receivable. The factoring agreement is personally guaranteed by John Klecha, the Company's Chief Operating Officer and Chief Financial Officer.

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

          The Company pays EPK a flat fee per transaction, which is negotiated for each shipment, and the maximum purchase price per transaction is $2,000,000. There has been no maximum total shipments established under this agreement. Main Factors has entered into this agreement as a third party agreeing to purchase all receivables invoiced under these transactions. The transactions financed by EPK are supported by personal guarantees of Edward Steele, the Company's Chairman and Chief Executive Officer and John Klecha, the Company's Chief Operating Officer, and Chief Financial Officer. The agreement is in effect until July 1, 2001, unless terminated by either party upon thirty (30) days written notice.

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

          YEAR 2000

          Management has installed, tested and implemented a computer network which is Year 2000 compliant. During the Company's fiscal second quarter, new computer hardware and software were installed, successfully replacing the prior computer hardware and software which was not Year 2000 compliant. The Company has converted all third party applications and suppliers to its new network. To date, the Company has not experienced any inconvenience or interruption of its business due to year 2000 related problems.

                   PART II  -  OTHER  INFORMATION


Item 1.   LEGAL PROCEEDINGS

          On or about November 24, 1998, the Company was named as a defendant for allegedly infringing upon patents for tape decks owned by Tanashin Denki Co., Ltd. ("Tanashin"), a Japanese manufacturing concern. The Company was one of multiple defendants named in the suit filed in the United States District Court for the Eastern District of Virginia. The case has been transferred to the U.S. District Court for the Southern District of Florida, Miami Division. The Company reached a settlement and license agreement with Tanashin effective January 4, 2000, whereby the Company agreed to pay a royalty to Tanashin for all future sales of non-Tanashin cassette tape player decks that infringe upon Tanashin patents used in the Company's products. Without admission to or proof of patent infringement, the Company paid to Tanashin $15,051.80 to compensate Tanashin for all past alleged infringements and dismissal of all claims by Tanashin against the Company.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable

Item 5.   OTHER INFORMATION

          Edward Steele, a Director and the Company's Chief Executive Officer, has a promissory note outstanding to the Company in the principal amount of $13,880 as of December 31, 1999. The original note for $30,650 granted on March 31, 1998 has been extended until March 31, 2000 with an interest rate of 9% per annum on the unpaid balance.

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

          The Company entered into Financial Advisory Agreements on July 8, 1999, with Dunedin, Inc., FRS Investments, Inc., and Portfolio Research Associates, Inc. The Company contracted with these companies to provide the Company with a range of advisory services designed to provide the Company with new favorable sources of financing, assistance in raising new equity, possible business combination candidates, feedback concerning public image, review of management, and development of a strategic plan. Under the Agreements, Dunedin, Inc. and FRS Investments, Inc. were each to receive 64,200 Common Stock Purchase Warrants upon execution of the Agreements and 5,200 Common Stock Purchase Warrants each month thereafter for the three (3) year term of the Agreements. Portfolio Research Associates, Inc. was to receive 61,600 Common Stock Purchase Warrants upon execution of the Agreement, and 3,600 Common Stock Purchase Warrants each month thereafter for the three (3) year term of the Agreement. All of the Warrants are exercisable at any time during the term of the Agreements at an exercise price of $1.375 per share. Additionally, each advisor executed a proxy in favor of the Company for each Common Share exercised. The Company has terminated the Financial Advisory Agreements of FRS Investments, Inc. and Portfolio Research Associates, Inc. as of October 1, 1999. The Company issued to Portfolio Research Associates, Inc. 76,000 Common Stock Purchase Warrants and to FRS Investments, Inc. 85,000 Common Stock Purchase Warrants in full satisfaction of their respective Agreements. The Company has terminated its agreement with Dunedin, Inc. effective November 22, 1999. The Company will issue the appropriate amount of Common Stock Purchase Warrants to Dunedin, Inc. as of November 30, 1999.

          On October 1, 1999, the Company entered into a Financial Advisory Agreement with Richard Charbit. Mr. Charbit contracted to provide the Company with a broad range of advisory services concerning financing and securities. The Agreement was for a term of three (3) years. Mr. Charbit was to receive 52,000 Common Stock Purchase Warrants upon execution of the Agreement, and was to receive 24,000 Warrants on November 30, 1999, and 24,000 Warrants on December 31, 1999 for a total of 100,000 Common Stock Purchase Warrants. All Warrants have an exercise price of $1.375 per share and may be exercised at any time during the three (3) year period from and after October 1, 1999. Further, Mr. Charbit executed a proxy in favor of the Company for each underlying share. The Company has terminated the agreement with Richard Charbit as of November 22, 1999, and Mr. Charbit will not receive any of the Common Stock Purchase Warrants due to lack of performance.

          On November 1, 1999, the Board of Directors of the Company authorized the extension of the expiration date of the Company's publicly traded warrants (OTCBB - "SINGW") for one (1) year. These warrants are now scheduled to expire November 10, 2000.

          On October 15, 1999, the Board of Directors appointed Joseph A. Bauer to the Company's Board of Directors until the next shareholder's meeting. The vacancy on the Board of Directors was due to the death of Walter Haskamp.

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

                                  THE SINGING MACHINE COMPANY, INC.



Dated: February 8, 2000           By:/s/ John F. Klecha
                                     John F. Klecha
                                     Chief Financial Officer