Form 10KSB
period 2000-03-31
SINGING MACHINE CO INC
filed 2000-06-30
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                     COMMISSION FILE NO.: 0-24968

                  THE SINGING MACHINE COMPANY, INC.
                  ---------------------------------
            (Name of Small Business Issuer in its Charter)

          Delaware                                       95-3795478
---------------------------------                    -------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                    Identification No.)

         6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
      -----------------------------------------------------------
      (Address of principal executive offices, including zip code)

                            (954) 596-1000
                     ---------------------------
                     (Issuer's telephone number)


        ----------------------------------------------------
        (Former Name, Former Address and Formal Fiscal Year, if changed since last report)

     Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each class                            on which registered
-------------------                            ---------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $19,032,320

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $3.375 per share as reported on the OTC Bulletin Board on June 20, 2000, was approximately $13,061,155.50. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

3,869,972 shares of Common Stock were outstanding as of June 20, 2000.

                 THE SINGING MACHINE COMPANY, INC.

                          TABLE OF CONTENTS
                          -----------------

                                                         Page
PART I                                                   ----
------

Item 1.  Business.........................................3

Item 2.  Properties.......................................10

Item 3.  Legal Proceedings................................10

Item 4.  Submission of Matters to a
           Vote of Security Holders.......................10

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................10

Item 6.  Management's Discussion and
           Analysis or Plan of Operations.................13

Item 7.  Financial Statements and Supplementary Date......18

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure.......................18

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act..............19

Item 10. Executive Compensation...........................21

Item 11. Security Ownership of Certain
           Beneficial Owners and Management...............22

Item 12. Certain Relationships and Related Transactions...24

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K..............26

SIGNATURES

                 PART I - FORWARD LOOKING STATEMENTS
                 -----------------------------------

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

ITEM 1.  BUSINESS
         --------

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

The Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on April 11, 1997. On March 17, 1998, the U.S.
Bankruptcy Court confirmed the Company's First Amended Plan of
Reorganization, which Plan has been fully implemented.


PRODUCT LINES

The Company currently has a product line of 11 different models of recording and playback units incorporating such features as a CD graphics player, graphic equalizer and high-output stereo amplifier and markets its products under its registered trademark, The Singing Machine(R). The Company also licenses its trademark, on a non-exclusive basis, to others for sales around the world. The Company believes that it is the only major company in the karaoke industry in the United States which sells both hardware and software.

The Company currently offers 11 different models of electronic recording and playback equipment with retail prices ranging from $30 for basic units to $400 for semi-professional units with CD plus graphics player sound enhancement, graphic equalizers, echo tape record/playback features, and multiple inputs and outputs for connection to compact disc players and video cassette records. The Company currently offers its audio software in two formats - multiplex cassettes and CD plus graphics with retail prices ranging from $6.95 to $29.95. The Company purchases recordings from independent producers and currently has a song library of over 2,700 songs. The Company's backing track product line covers the entire range of musical tastes including popular hits, golden oldies, country, standards, rock and roll, and rap. The Company even has backing tracks for opera and certain foreign language recordings. During the fiscal year ended March 31, 2000, the Company introduced three new models of recording equipment. The Company is producing 28 new CDG titles and 112 songs.


THE MARKET

The karoake industry exceeds sales of $10 billion in the Far East, based upon Japanese industry estimates. The current North American market for karaoke products is estimated at less than $300 million. Therefore, the Company believes that there is tremendous growth potential not only in the North American market, but also in South America and Europe as well.

Although there are other electronic component competitors for the Company's hardware products, and other audio software competitors, the Company believes it is the only major company specializing in karaoke category that offers complete lines of hardware including CD+graphics machines as well as a software library with over 2,700 titles offered by the Company.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

MARKETING

The Company relies on its management's ability to determine the existence and extent of available markets for its products. Company management has considerable marketing and sales background and devotes a significant portion of its time to marketing-related activities. The Company achieves both domestic and direct sales and markets its hardware and software products primarily through its own sales force and approximately 17 independent sales representatives. The Company's representatives are located in various states and are paid a commission based upon sales in their respective territories. The Company's sales representative agreements are generally one (1) year agreements which automatically renew on an annual basis, unless terminated by either party on 90 days notice. The Company works closely with its major customers to determine marketing and advertising plans.

The Company also markets its products at various national and international trade shows each year. The Company regularly attends the following trade shows and conventions: CES ("Consumer Electronics Show") each January in Las Vegas; Hong Kong Electronics Show each October in Hong Kong; and the American Toy Fair each February in New York.

The Company's electronic recording products and audio software are marketed under The Singing Machine(R) trademark throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. The Company karaoke machines and karaoke music are currently sold in such stores as Target, J.C. Penney, Fingerhut, Best Buy, and Sears.


SALES

As a percentage of total revenues, the Company's net sales in the aggregate to its five largest customers during the fiscal years ended March 31, 1999 and 2000, were approximately 91% and 70% respectively. For the fiscal 2000 period, two major retailers accounted for 30% and 18% each of total revenues. During fiscal year 2001, although the Company has made significant progress in broadening its base of customers, the Company's largest customer continues to produce approximately 30% of the Company's net sales.

Although the Company has long-established relationships with many of its customers, it does not have long-term contractual arrangements with any of them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

At March 31, 2000 and June 20, 2000, the Company has approximately $12,680,000 and $34,680,000, respectively, net of cancellations, of unfilled customer orders. The amount of unfilled orders at any particular time is affected by a number of factors, including scheduling of manufacturing and shipping of products, which in some instances is dependent on the needs of the customer.

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


MANUFACTURING AND PRODUCTION

The electronic recording devices sold by the Company are manufactured and assembled by third parties pursuant to design specifications provided by the Company. The Company's electronic recording devices are assembled by three factories in the People's Republic of China. The finished products are packaged and labeled under the Company's registered trademark, The Singing Machine(R) brand name.

The Company's products contain electronic components manufactured by other companies such as Sanyo, Toshiba and Sony. The electronic components are installed in cabinets manufactured by three manufacturers. Certain tools and dies used in the production of certain models of the electronic audio equipment sold by the Company are owned by the Company's wholly-owned subsidiary, International SMC(HK), Ltd.

The Company presently purchases and imports virtually all of its electronic recording products from three suppliers located in the People's Republic of China. In fiscal 2000 and 1999, suppliers in the People's Republic of China accounted for 88% and 93%, respectively, of the Company's total product purchases, including virtually all of the Company's hardware purchases. The Company's primary suppliers of electronic recording products are located in the Shenzen province of the People's Republic of China.

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

All of the electronic equipment sold by the Company is warranted against manufacturing defects for a period of ninety (90) days for labor and parts. All audio software sold by the Company is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2000 and 1999, warranty claims have not been material to the Company's results of operations.

SUBSIDIARIES

In June 1996, the Company organized a wholly-owned subsidiary in Hong Kong under the name International SMC(HK) Ltd. ("International") to coordinate the Company's production and finance in the Far East. International assists with the coordination of product shipments from China and other foreign factories as well as the negotiation of foreign letters of credit.


COMPETITION

The Company's business is highly competitive. In addition, the Company competes with all other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's, and video cassettes. The Company's financial position depends, among other things, on its ability to keep pace with such changes and developments and to respond to the requirements of its customers. Many of the Company's competitors have significantly greater financial, marketing, and operating resources and broader product lines than does the Company. The Company's major electronic component competitors include Grand Prix, Casio, and Venturer. The Company's major audio software competitors are Pocket Songs and Sound Choice.

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


GOVERNMENT REGULATION

In the spring of 2000, the President of the United States renewed the People's Republic of China's "Most Favored Nation" ("MFN") treatment for entry of goods into the United States for an additional year. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. IF MFN status for China is restricted or revoked in the future, the Company's cost of goods purchased from Chinese vendors is likely to increase. A resultant change in suppliers would likely have an adverse effect on the Company's operations and, possibly, earnings, although management believes such adversity would be short-term as a result of its ability to find alternative suppliers. Management continues to closely monitor the situation and has determined that the production capabilities in countries outside China which have MFN status and, therefore, have favorable duty rates, would meet the Company's production needs.


EMPLOYEES

At March 31, 2000, the Company had 12 full-time employees, 4 of whom were engaged in warehousing and technical support, and 8 in marketing and administrative functions. At June 30, 2000, the Company had 12 full-time employees, 4 of whom were engaged in warehousing and technical support, and 8 in marketing and administrative functions.

ITEM 2.  PROPERTIES
         ----------

At present, the Company does not own any property. On March 31, 1999, the Company entered into a lease for an 8,000 square foot office and warehouse facility located in Coconut Creek, Florida, for a term of 61 months at a cost of $4,487 per month for the first twelve (12) month period and $4,820 for the second twelve (12) month period. Pursuant to the terms of the lease, the Company must pay maintenance, insurance, and real estate taxes, which, in the aggregate, costs approximately $12,300 per year. The lease commenced after completion of construction on August 1, 1999.

On April 4, 2000, the Company entered into a lease for an additional 3,200 square foot office and warehouse facility situated next to the above facility in Coconut Creek, Florida for a term of 52 months at a cost of $1,600 per month for the first sixteen (16) month period and $1,707 per month for the next twelve (12) month period.
Pursuant to the terms of the lease, the Company must pay maintenance, insurance and real estate taxes, which in the aggregate, costs approximately $4,900 per year. The Company took occupancy of the space May 1, 2000. The facility has been attached to the current facility by removing a section of the adjoining wall.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against the Company. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of securityholders through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                               PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         ----------------------------------------------------------

COMMON STOCK
------------

The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "SING". Set forth below is the range of high and low bid information for the Company's Common Stock for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.


FISCAL PERIOD                            HIGH BID        LOW BID
-------------                            --------        -------

1999:
-----
First Quarter...........................   $1.01            $0.17
Second Quarter..........................    0.73             0.43
Third Quarter ..........................    0.50             0.43
Fourth Quarter..........................    2.50             0.48

2000:
-----
First Quarter...........................   $2.81            $1.31
Second Quarter..........................    2.19             1.59
Third Quarter...........................    2.19             1.63
Fourth Quarter..........................    5.38             1.88

2001:
-----
First Quarter
    (through June 20, 2000)..............   $4.50            $3.06




The closing bid price for the Company's Common Stock on the OTC
Bulletin Board on June 20, 2000 was $3.375 per share.

As of June 20, 2000, there were approximately 320 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of June 20, 2000.

The Company has never declared or paid cash dividends on its common stock and the Company's Board of Directors intends to continue its policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law. During the fiscal year ending March 31, 2000, the Company paid a dividend of $105,078 on preferred stock.


COMMON STOCK PUBLIC WARRANTS
----------------------------

The Company's Common Stock Public Warrants ("Public Warrants") are currently traded on the OTC Bulletin Board under the symbol "SINGW".
 Set forth below is the range of high and low bid information for the Company's Public Warrants for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.


FISCAL PERIOD                            HIGH BID        LOW BID
-------------                            --------        -------

1999:
-----
First Quarter...........................   $ -            $  -
Second Quarter..........................     -               -
Third Quarter ..........................     -               -
Fourth Quarter..........................     .1875          .1875



FISCAL PERIOD                            HIGH BID        LOW BID
-------------                            --------        -------

2000:
-----
First Quarter...........................   $ .125         $ .125
Second Quarter..........................     .0625          .0625
Third Quarter...........................     .06            .06
Fourth Quarter..........................     .5625          .4375

2001:
-----
First Quarter
   (through June 20, 2000)..............   $ .0625        $ .0625



The closing bid price for the Company's Public Warrant on the OTC
Bulletin Board on June 20, 2000 was $.0625 per share.

The Company currently has 1,656,000 Public Warrants issued and outstanding. After the Company's reorganization, and after giving effect to the post-bankruptcy common stock reverse split (April 1, 1998), ten (10) Public Warrants are required to purchase one (1) share of the Company's Common Stock. Ten (10) Public Warrants entitle the holder thereof to purchase at any time on or before November 10, 2000 (the "Expiration Date") one (1) share of the Company's common stock at a price of $36.00 per share. After the expiration date, Warrantholders have no further rights.


PRIVATE PLACEMENT OFFERING
--------------------------

On April 1, 1999, the Company completed a Private Placement Memorandum (the "Memorandum") offering of 50 Units and raised $1,375,000 ($1,331,017 after related costs). Each Unit consists of 20,000 shares of the Company's Convertible Preferred Stock ("Preferred Stock") and 4,000 Common Stock Purchase Warrants ("Warrants"). Each share of Preferred Stock automatically converted into one (1) share of the Company's Common Stock at 5:00 p.m. eastern time on April 1, 2000. Each Warrant entitles the Holder to purchase, at any time during the period commencing from the date of issuance and ending three (3) years from the date of the Memorandum, one (1) share of the Company's Common Stock at a purchase price of $2.00 per share. The Company filed a registration statement with the Commission to register the Company's Common Stock underlying the securities comprising the Units, which was declared effective by the Commission on March 17, 2000.


REGISTRATION OF CERTAIN SECURITIES
----------------------------------

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission which was declared effective on
March 17, 2000.   The Company registered 2,447,249 shares of the
Company's Common Stock. The Company will not receive any proceeds from the sale of Common Stock registered, but will receive proceeds from the exercise of Warrants and Options upon conversion to Common Stock subject to the registration.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

The following discussions and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                               YEAR ENDED MARCH 31,
                                         ---------------------------------
                                          2000          1999         1998
                                         ------        ------       ------
Total Revenues........................   100.0%        100.0%       100.0%

Cost of Sales.........................    72.1          73.6          81.1

Selling, general and
  administrative expenses.............    19.9          16.2          43.6

Operating income (loss)...............     8.0          10.2         (27.0)

Other expenses, net...................     5.0           2.3           2.4

Extraordinary item....................       -             -          74.1

Income (loss) before taxes............     3.0           7.9          44.7

Provision (benefit) for income taxes..     (.8)         (1.8)            -

Income (loss).........................     3.8           9.7          44.7




THE YEAR ENDED MARCH 31, 2000 AS COMPARED TO THE YEAR ENDED
MARCH 31, 1999
-----------------------------------------------------------

REVENUES - Total revenues increased to approximately $19.0 million for the fiscal year ending March 31, 2000, compared to approximately $9.5 million reported for fiscal 1999. The increase was primarily due to increased sales and distribution to both traditional and internet based accounts, expansion into the UK market, and increased sales with existing accounts through marketing of additional machines and music.

GROSS PROFIT - Gross profit increased approximately $2.8 million or 111% to approximately $5.3 million in fiscal year ending March 31, 2000, or 27.9% of net sales from approximately $2.5 million or 26.4% of net sales in fiscal year 1999. The increase in gross profit was primarily due to the increased sales of the Company's popular CDG players and sales to new accounts.

INCOME FROM OPERATIONS - Income from operations for fiscal year 2000 was approximately $1,525,668 versus $973,000 for fiscal year 1999 or approximately a 57% increase. During fiscal year 2000, the Company incurred non-cash charges to operations of approximately $852,000 for stock based compensation. These charges are the result of computations of the fair market value of common stock options and common stock warrants granted during fiscal year 2000. Had non-cash stock based compensation not been recognized in fiscal year 2000, the increase in income from operations would have been approximately 144%.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Operating, selling, general and administrative expenses increased approximately $2.2 million or 145% to approximately $3.8 million or 19.9% of net sales during the fiscal year ending March 31, 2000, from approximately $1.5 million or 16.2% of net sales for fiscal year
1999. The increase was primarily due to the recognition of non-cash expenses relating to common stock, stock options and warrants issued by the Company at the fair market value of those options and warrants as of March 31, 2000; a significant increase in sales commissions, warranty expenses, advertising, and travel expenses
(due to the 100% increase in sales); and new product development costs.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense decreased approximately $28,000 or 19.3% to $116,000 during the fiscal year ending March 31, 2000. The decrease was primarily due to the Company's music library being fully amortized during the fiscal year ending March 31, 1999.

OTHER EXPENSES - Net interest and factoring expenses increased approximately $303,000 to $525,000 during fiscal year 2000 compared to approximately $222,000 during fiscal year 1999. During the fiscal year ending March 31, 2000, the Company incurred an expense in connection with acquiring a short-term letter of credit facility, and increased factoring expenses due to the increase in sales from our domestic warehouse.

Loss on accounts receivable due to factoring was 2.3% of total revenues for both of the fiscal years ending March 31, 2000 and March 31, 1999. Although more accounts receivable were factored during fiscal year 2000, the Company was able to negotiate lower factoring rates due to an increase in volume.

NET INCOME - Although net income for fiscal 2000 was approximately $738,000 versus approximately $924,000 for fiscal year 1999. Approximately $852,000 charged to earnings during fiscal year 2000 was a result of the estimate of the fair market value of common stock options and common stock warrants granted, which has no effect upon Company operations or cash flow and with the exception of deferred stock based guarantee fees to be recognized in future periods, is a non-recurring item.

THE YEAR ENDED MARCH 31, 1999 AS COMPARED TO THE YEAR ENDED
MARCH 31, 1998
-----------------------------------------------------------

REVENUES - Total revenues increased to approximately $9.5 million for the fiscal year ending March 31, 1999, compared to approximately $6.1 million reported for fiscal year ending 1998. The increase was primarily due to increased funding and lines of credit established during the fiscal year ending March 31, 1999, to purchase additional inventory and the introduction and subsequent sales of two (2) new CD with graphics players and innovative music packages.

GROSS PROFIT - Gross profit increased approximately $1.51 million or 151% to approximately $2.52 million in fiscal year 1999 or 26.4% of net sales from approximately $1.1 million or 16.6% of net sales in fiscal year 1998. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 9.8% of net sales was due primarily to the increased sales of new models of CDG players and CDG music with higher margins than some of our other products.

SELLING, GENERAL ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased approximately $1.10 million or 58.5% to $1.54 million, or 16.2% of net sales in fiscal year end 1999, from approximately $2.64 million or 43.6% of net sales, in fiscal year 1998. This decrease was primarily due to management's commitment to reduce total overhead and write off various intangible assets while the Company reorganized under Chapter 11 during fiscal year 1998. As a result of the emergence from bankruptcy, legal and accounting fees were reduced significantly. We also had significant reductions in temporary help, rent, advertising, insurance and maintenance expense as a result of the downsized facility. Warehousing operations were moved to a west coast warehouse, reducing the Florida warehousing requirements and reducing ocean freight costs of hardware sold during fiscal year 1999.

DEPRECIATION AND AMORTIZATION EXPENSES - Depreciation and amortization expense decreased approximately $34,000 to $144,234 during the fiscal year ending March 31, 1999. The decrease was primarily due to full depreciation of certain tools during fiscal year 1998 and the continued use of those tools during fiscal year 1999 after their value was fully depreciated.

OTHER EXPENSES - Net interest expense increased approximately
$101,000 to $222,000 during fiscal year 1999 compared to approximately $121,000 during fiscal year 1998. During fiscal year end 1999, we were able to acquire various short term loans to purchase inventory which contributed toward higher sales.

Loss on sales of accounts receivable was 2.3% and 1.5% of total revenues for the fiscal years 1999 and 1998, respectively. Although more accounts receivable were factored during fiscal year 1999 versus fiscal year 1998, we were able to change factors during May of 1998 resulting in a lower factoring rate.

NET INCOME - Net income for fiscal 1999 was approximately $924,000 versus a loss of $1,785,000 for fiscal year 1998. Management has significantly reduced overhead and been able to increase gross margins through new product introductions and innovative marketing and packaging programs.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

At March 31, 2000, the Company had current assets of $3,595,735, compared to $1,813,098 at March 31, 1999; total assets of $4,153,707 as compared to $2,379,335 at March 31, 1999; current liabilities of $440,615 as compared to $1,414,595 at March 31, 1999; and a current net worth of $3,713,092 as compared to $964,740 at March 31, 1999. The increase in current assets, total assets, and current net worth and the decrease in current liabilities is primarily due to additional capital raised through the sale of preferred shares of the Company in a Private Placement Offering during the quarter ended June 30, 1999 (See Financial Statements), and the increase in net income before charges for recurring items for the fiscal year ending March 31, 2000.

Capital Resources
-----------------

The Company has obtained significant financing for continuing operations and growth. Two (2) specific lines of credit have been opened through the Company's Hong Kong subsidiary, and two (2) financing agreements through its U.S. operations.


Belgian Bank

Effective February 14, 2000, the Company, through its Hong Kong subsidiary, International SMC(HK) Ltd., obtained a credit facility of $500,000 (US) from Belgian Bank, Hong Kong, a subsidiary of Generale Bank, Belgium. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit held by Belgian Bank. There is no maturity date except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety (90) days after the advance.


Hong Kong Bank

Effective July 7, 1999, the Company, through its Hong Kong subsidiary, International SMC(HK) Ltd., obtained a credit facility of $200,000 (US) from Hong Kong Bank. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit held by Hong Kong Bank. There is no maturity date except that Hong Kong Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. dollar prime rate plus 2.50%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety (90) days after the advance.


Main Factors, Inc.

The Company is a party to a factoring agreement, dated June 16, 1999, and amended December, 1999 and April, 2000, with Main Factors, Inc. ("Main Factors") pursuant to which Main Factors has agreed to purchase certain of the Company's accounts receivable. Under the agreement, Main Factors will purchase certain selected accounts receivable from the Company and advance 75% - 85% of the face value of those receivables to the Company. The accounts receivable are purchased by Main Factors without recourse and Main Factors therefore performs an intensive credit review prior to the purchase of the receivables.

The Company is charged a fixed percentage fee of the invoice. Such fixed percentage may decrease on volume. The purchase of receivables of the Company by Main Factors is absolute and is a true sale of receivables. Main Factors has placed no maximum limit on the amount of the Company's receivables it will purchase. The factoring agreement is personally guaranteed by John Klecha, the Company's Chief Operating Officer and Chief Financial Officer.


EPK Financial Corporation

The Company has also entered into an agreement with EPK Financial Corporation ("EPK") whereby EPK will open letters of credit with the Company's factories to import inventory for distribution to the Company's customers. This allows the Company to purchase domestic hardware inventory for distribution to customers in less than container load quantities, thus providing the Company's customers with flexibility, and further, saving the customer the expense of opening a letter of credit in favor of the Company. The selling price to these customers is considerably higher because the Company pays financing costs to EPK and incurs costs of ocean freight, duty, and handling charges. Upon shipment of product from these financed transactions, the receivables are factored by Main Factors, thereby buying the shipments and related interest from EPK.

The Company pays EPK a negotiated flat fee per transaction, and the maximum purchase price per transaction is $1,000,000. There has been no maximum total shipments established under this agreement. Main Factors has entered into this agreement as a third party agreeing to purchase all receivables invoiced pursuant to the EPK agreement. The transactions financed by EPK are supported by personal guarantees of Edward Steele, the Company's Chairman and Chief Executive Officer and John Klecha, the Company's Chief Operating Officer, and Chief Financial Officer. The agreement is in effect until July 1, 2001, unless terminated by either party upon thirty (30) days written notice.

The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Company's capital resources. The Company has no additional outstanding credit lines or credit commitments in place and has no additional current need for financial credit.


SEASONAL FACTORS

As is typical in the karaoke industry, the Company's operations have been seasonal, with the highest net sales occurring in the second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year.

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


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AN FINANCIAL DISCLOSURE
         ------------------------------------------------

No change or disagreement with accountants took place with respect to the preparation of the Company's financial statements for the two
(2) most recent fiscal years contained in this report, namely the fiscal years ended March 31, 2000 and March 31, 1999.

                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         ----------------------------------------------------------

The directors and executive officers of the Company as of the date of this report are as follows:

Name                           Age      Position
----                           ---      --------

Edward Steele                   70      Chief Executive Officer,
                                        President and Director

John F. Klecha                  49      Chief Operating Officer,
                                        Chief Financial Officer,
                                        Secretary, Treasurer
                                        and Director

Allen Schor                     58      Director

Josef A. Bauer                  62      Director


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

John Klecha has been the Chief Financial Officer, Secretary, Treasurer and a Director of the Company since October 10, 1997. Since June 28, 1999, Mr. Klecha has served as Chief Operating Officer. Mr. Klecha is in charge of all financial, administrative, and operational functions of the Company. Prior to joining the Company, Mr. Klecha served in executive and senior management capacities at a number of companies in the toy and other consumer products fields, including as the senior financial and administrative executive of a privately held toy design, manufacturing and distribution company since 1987; Vice President, Director and Chief Financial Officer of Sussex Nautilus from 1984 to 1987; and Vice President of Finance and Administration for Lazzaroni Sarrono, Ltd. from 1982 to 1984.

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

Josef A. Bauer was appointed to the Board of Directors effective October 15, 1999. Since 1992, Mr. Bauer has been a managing director and principal stockholder of Dero Research Ltd. in Hong Kong, which serves as a manufacturer's representative for the sale of telephone and electronic products. From 1970 to 1993, Mr. Bauer served as a managing director and was a principal stockholder of Dero Research Corporation in Tokyo, Japan, which was engaged in the design, engineering and manufacture of automobile audio equipment. He served as a director from 1991 to 1994, of AmeriData Technologies, Inc., a publicly traded computer products and service company. In December, 19994, Mr. Bauer was elected to the Board of Directors of GoVideo, Inc., a publicly traded video electronics manufacturer and distributor. Mr. Bauer has also served as President of Banisa Corporation, a privately owned investment company, since 1975. Mr. Bauer is also President of Magna (a position he has held since 1989) and was formerly a director of the Company from February 1990 until September 1991, and February 1995 until May, 1998.

The Company's directors serve for a term of one year, or until their successors shall have been elected and qualified. The Company has in place an employment agreement with its Chief Executive Officer, Mr. Steele, and its Chief Financial Officer, Mr. Klecha. See Item 10 - "Executive Compensation, Employment Agreements".


DIRECTORS' COMPENSATION

The Company currently reimburses each director for expenses incurred in connection with attendance at each meeting of the Board of Directors or a committee on which the director serves. In addition, non-employee directors are entitled to be paid a fee of $1,000 for each board or committee meeting attended and are entitled to receive 10,000 common stock options per year.


BOARD COMMITTEES

On October 15, 1999, the Board of Directors appointed Audit and Executive Compensation/Stock Option Committees. The Audit Committee consists of Messrs. Steele, (and outside directors) Bauer and Schor, and the Executive Compensation/Stock Option Committee consists of Messrs. Klecha, (and outside directors) Bauer and Schor. The Audit Committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with the Company's independent auditors, reviews the Company's internal accounting controls, and approves services to be performed by the Company's independent auditors. The Executive Compensation/Stock

Option Committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers, the Company's 1994 Amended and Restated Management Stock Option Plan. The entire Board of Directors operates as a nominating committee.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 1998 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 2008, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ending March 31, 2000.

                        SUMMARY COMPENSATION TABLE
                        --------------------------

                                              Annual Compensation                            Long Term Compensation
                                    ___________________________________    ____________________________________________________
                                                                                    Awards                    Payments
                                                                           -------------------------    ------------------------
                                                                           Restricted   Securities
Name of Individual                                         Other Annual    Stock        Underlying/     LTIP        All Other
and Principal Position      Year    Salary      Bonus      Compensation    Award(s)     Options/SARs    Payouts     Compensation
----------------------      ----    ------      -----      ------------    ----------   ------------    -------     ------------

Edward Steele               2000    $189,363    $52,369     $7,575         $200,000          -0-           -0-          -0-
  President

John Klecha                 2000    $114,394    $26,184     $4,292         $150,000          -0-           -0-          -0-
 Chief Financial Officer
 Chief Operating Officer



EMPLOYMENT AGREEMENTS

The Company extended the existing employment agreement with Mr. Steele which commenced as of March 1, 2000, for a period of three years. Pursuant to Mr. Steele's employment agreement, he is entitled to receive base compensation of $350,000 per year, which amount automatically increases during the second and third fiscal years by the greater of 5% or the annual increase in the Consumer Price Index. The agreement also provides for bonuses based on a percentage of a bonus pool tied to the annual pre-tax net income (as defined in the agreement) of the Company. Mr. Steele would receive 50% of the bonus pool. In the event of a termination of his employment following a change-in-control, Mr. Steele would be entitled to a lump sum payment of 300% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause or his voluntary termination of his employment agreement, Mr. Steele could not directly or indirectly compete with the Company in the karaoke industry in the United States.

The Company executed an employment agreement with Mr. Klecha which commenced as of June 1, 2000, for period of three years with an automatic term extension for one additional year
unless terminated by the Company or the employee.  Pursuant to
Mr. Klecha's employment agreement, he is entitled to receive base compensation of $275,000 per year, which amount automatically increases during the second and third fiscal years by the greater
of 5% or the annual increase in the Consumer Price Index.   The
agreement also provides for bonuses based on a percentage of a bonus pool tied to the annual pre-tax net income (as defined in the agreement) of the Company. Mr. Klecha would receive 40% of the bonus pool. In the event of a termination of his employment following a change-in-control in the twelve months preceding such termination, Mr. Klecha would be entitled to a lump sum payment of 200% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause or his voluntary termination of his employment agreement, Mr. Klecha could not directly or indirectly compete with the Company in the karaoke industry in the United States.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

The following table sets forth, as of the date of this Report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) each of the directors of the Company and (iii) all directors and officers of the Company as a group:


                                    Shares
Name and Address                    Beneficially            Percent of
of Beneficial Owner                 Owned (1)(8)               Class
-------------------                 ------------            ----------
John Klecha
6601 Lyons Road, Building A-7
Coconut Creek, Florida 33073          483,274(4)               9.8%



Contd..

                                    Shares
Name and Address                    Beneficially            Percent of
of Beneficial Owner                 Owned [1][8]               Class
-------------------                 ------------            ----------

Edward Steele [7]
6601 Lyons Road, Building A-7
Coconut Creek, Florida 33073          440,424 [3]              8.9%

Allen and Deana Schor
840 East Walnut
Carson, California 90746              336,343                  6.8%

Josef A. Bauer
130 Sunrise Avenue, #312
Palm Beach, FL 33480                  116,886 [5]              2.4%

The Harry Fox Agency
711 Third Avenue, 8th Floor
New York, NY 10017                    410,675                  8.3%

FLX(HK) Ltd.
Unit 19 5/F Vanta Ind. Centre
21-33 Tai Lin Pai Road
Kwaichung N.T. Kowloon
Hong Kong                             237,932 [2]              4.8%

Colony Electronics
500 Hennessy Road
Causeway, Hong Kong                   129,300 [2]              2.6%

Gemco Pacific, Inc.
500 Hennessy Road
Causeway, Hong Kong                    25,667 [2]              0.5%

All Directors and Executive
Officers as a Group (4 persons)     1,376,927 [6]             27.9%


----------------------------

[1] As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

[2] Mr. Paul Wu is a former director of the Company. Mr. Wu is a director of Colony Electronics. Mr. Wu disclaims any beneficial ownership of the shares of Colony Electronics. Mr. Wu is a director of FLX(HK) Ltd. and disclaims any beneficial ownership of the shares of FLX (HK) Ltd. Mr. Wu is a director of Gemco Pacific, Inc. ("Gemco"). Mr. Wu disclaims beneficial ownership of the shares owned by Gemco.

[3] Includes immediately exercisable Options to purchase 205,000 shares of Common Stock and immediately exercisable Warrants to purchase 8,000 shares of Common Stock.

[4] Includes immediately exercisable Options to purchase 39,000 shares of Common Stock and immediately exercisable Warrants to purchase 24,000 shares of Common Stock.

[5] Includes immediately exercisable Warrants to purchase 8,000 shares of Common Stock.

[6] Includes immediately exercisable Options to purchase 244,000 shares of Common Stock and immediately exercisable Warrants to purchase 40,000 shares of Common Stock.

[7] Mr. Steele disclaims beneficial ownership of 100 shares owned by his wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Company has an agreement with FLX (a china manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. Paul Wu, a significant shareholder of the Company (see: Security Ownership of Certain Beneficial Owners and Management), and a former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 1999, and 2000, the Company purchased approximately $1.0 million and $10.3 million respectively, in equipment from FLX. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company that could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.


COMPANY LOANS TO OFFICERS AND DIRECTORS

On March 31, 1998, the Company loaned Edward Steele, a Director and Chief Executive Officer, the principal amount of $13,880, which Note was extended until March 31, 2001, with an interest rate of 9% per annum on the unpaid balance. In June, 1999, Mr. Steele paid the
Note in full.

On July 1, 1999, the Company loaned Edward Steele, Chief Executive Officer, President and Director $55,000 for the purchase of two (2) units of the Company's Private Placement. The Note including interest of 9% matures on June 28, 2000. The Note is secured by the securities comprising the Private Placement Units.

On July 1, 1999, the Company loaned John Klecha, our Chief Operating Officer, Chief Financial Officer and Director $55,000 for the purchase of two (2) units of our Private Placement. The Note including interest of 9% matures on June 28, 2000. The Note is secured by the securities comprising the Private Placement Units.


STOCK GRANTS FOR CREDIT FACILITY AND LETTER OF CREDIT GUARANTEES

In June, 1999, the Company arranged a credit facility with Main Factors, Inc., whereby Main Factors, Inc. purchases certain of the Company's accounts receivable. Under the agreement, the Company receives 75% - 85% of the face value of those receivables without recourse. To secure the credit facility, John Klecha, the Company's Chief Operating Officer and Chief Financial Officer, provided his personal payment guaranty. The average outstanding balance of this credit facility is $1,300,000.

In July, 1999, the Company entered into an agreement with EPK Financial Corporation ("EPK") whereby EPK provided letters of credit with the Company's factories to import inventory for distribution to our customers. The EPK agreement allows the Company to purchase domestic hardware inventory in less than container load quantities and provide customers with the flexibility of not having to own letters of credit. To secure the letter of credit, Edward Steele, our Chief Executive Officer and President, and John Klecha, our Chief Operating Officer and Chief Financial Officer, provide their personal guarantees. The average outstanding balance of this letter of credit is $300,000.

In consideration for providing their personal guarantees, the Company issued to Mr. Steele 200,000 shares of our Common Stock and issued to Mr. Klecha 150,000 shares of our Common Stock.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(A)       EXHIBITS
2(a)      Debtor's Amended Disclosure Statement, dated December 17,
          1997 [1]

2(b)      Debtor's Amended Plan of Reorganization, dated December
          17, 1998 [1]

2(d)      Order Amending Amended Plan of Reorganization and Order
          Confirming Debtor's Amended Plan

3(a) Certificate of Incorporation of the Company, including amendment filed with the Secretary of the State of Delaware [2]

3(b)      By-Laws of the Company [2]

3(c) Amendment to Company's Certificate of Incorporation filed with the Secretary of the State of Delaware, dated April 30, 1998

10(e)     1994 Amended and Restated Management Stock Option Plan [2]


(B)       REPORTS ON FORM 8-K

          No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.





-------------------------------

[1] Incorporated by reference as filed by the Company with the Securities and Exchange Commission pursuant to the Federal
     Rules of Bankruptcy Procedure in conjunction with the Company's Chapter 11 Reorganization.

[2]  Incorporated by reference to the Company's Registration
     Statement on Form SB-2 (Registration No. 33-81974-A) (the
     "Registration Statement") as filed on July 27, 1994.

                         SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE SINGING MACHINE COMPANY, INC.


Dated: June 28, 2000         By:/s/ Edward Steele
                                Edward Steele, Chief Executive
                                Officer, President and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature            Capacity                             Date
---------            --------                             ----


/s/ Edward Steele    Chief Executive Officer              June 28, 2000
    Edward Steele    President and Director


/s/ John Klecha      Chief Financial Officer,             June 28, 2000
    John Klecha      Chief Operating Officer,
                     Secretary, Treasurer
                     and Director


/s/ Allen Schor      Director and Chairman of             June 28, 2000
    Allen Schor      the Audit Committee

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

                                EXHIBITS

                                   TO

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                     _______________________________

                FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                   OF

                   THE SINGING MACHINE COMPANY, INC.

                     THE SINGING MACHINE COMPANY, INC.
                              AND SUBSIDIARY
                    CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF MARCH 31, 2000

                    THE SINGING MACHINE COMPANY, INC.
                             AND SUBSIDIARY


                               CONTENTS
                               --------

PAGE      F-1    INDEPENDENT AUDITORS' REPORT

PAGE      F-2    CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000

PAGE      F-3    CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS
                 ENDED MARCH 31, 2000 AND 1999

PAGES     F-4    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                 EQUITY FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

PAGE      F-5    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                 ENDED MARCH 31, 2000 AND 1999

PAGES     F-6    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                 MARCH 31, 2000

                  Independent Auditors' Report
                  ----------------------------


Board of Directors and Shareholders:
  The Singing Machine Company, Inc.
  and Subsidiary


We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiary as of March 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Singing Machine Company, Inc. and Subsidiary as of March 31, 2000, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.


/s/ Weinberg & Company, P.A.

WEINBERG & COMPANY, P.A.



Boca Raton, Florida
June 12, 2000

        THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET
                    AS OF MARCH 31, 2000
                    --------------------

                           ASSETS
                           ------
CURRENT ASSETS
 Cash                                                        $      378,848
 Trade accounts receivable                                          728,038
 Inventories                                                      1,487,206
 Interest receivable                                                  7,425
 Due from factor                                                    115,201
 Due from officers                                                  110,000
 Due from related party                                             394,706
 Prepaid expenses and other
   current assets                                                   204,311
 Deferred tax asset                                                 363,194
                                                             --------------
     Total Current Assets                                         3,788,929

PROPERTY AND EQUIPMENT - NET                                         99,814

OTHER ASSETS
 Reorganization intangible - net                                    458,158
                                                             --------------
TOTAL ASSETS                                                 $    4,346,901
------------                                                 ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
 Trade accounts payable                                      $      354,193
 Accrued expenses                                                    73,675
 Income taxes payable                                                11,994
 Due to related party                                                   753
                                                             --------------
     Total Current Liabilities                                      440,615
                                                             --------------

STOCKHOLDERS' EQUITY
 Preferred stock, $1.00 par value,
  1,000,000 shares authorized,
  1,000,000 shares issued and outstanding                         1,000,000
 Common stock, Class A, $0.01 par value,
  100,000 shares authorized, none
  issued and outstanding                                               -
 Common stock, $0.01 par value, 73,900,000
  shares authorized, 2,960,120 shares
  issued and outstanding                                             29,600
 Common stock to be issued (67,500 shares)                              675
 Additional paid-in capital                                       1,719,049
 Retained earnings                                                1,557,063
                                                             --------------
                                                                  4,306,387
 Less deferred stock based guarantee fees                          (400,101)
                                                             --------------
     Total Stockholders' Equity                                   3,906,286
                                                             --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    4,346,901
------------------------------------------                   ==============



         See accompanying notes to consolidated financial statements.

                      THE SINGING MACHINE COMPANY, INC.
                                AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                 -------------------------------------------

                                                  2000               1999
                                            ----------------       ---------------

NET SALES                                   $     19,032,320       $     9,547,816

COST OF SALES                                     13,727,377             7,029,359
                                            ----------------       ---------------
GROSS PROFIT                                       5,304,943             2,518,457
                                            ----------------       ---------------

Compensation                                         864,282               715,625
Consulting fees                                      409,080                22,407
Selling, general and administrative
  expenses                                         2,505,913               806,774
                                            ----------------       ---------------
TOTAL OPERATING EXPENSES                           3,779,275             1,544,806
                                            ----------------       ---------------
INCOME FROM OPERATIONS                             1,525,668               973,651
                                            ----------------       ---------------
OTHER INCOME (EXPENSES)
Other income                                           8,710                 2,784
Royalty income                                         2,941                  -
Interest income                                       21,255                 3,254
Interest expense                                    (117,349)               (5,427)
Stock based guarantee fees                          (434,274)                 -
Factoring fees                                      (429,265)             (220,106)
                                            ----------------       ---------------
Net Other Expenses                                  (947,982)             (219,495)
                                            ----------------       ---------------

INCOME BEFORE INCOME TAXES                           577,686               754,156

INCOME TAX BENEFIT - NET                             160,299               170,000
                                            ----------------       ---------------
NET INCOME                                  $        737,985       $       924,156
----------                                  ================       ===============

EARNINGS PER SHARE
  Basic                                     $         0.2322       $        0.3733
                                            ----------------       ---------------
  Diluted                                   $         0.1894       $        0.3565
                                            ----------------       ---------------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
    Basic                                          2,726,022             2,475,308
                                            ----------------       ---------------
    Diluted                                        3,341,866             2,592,167
                                            ----------------       ---------------





         See accompanying notes to consolidated financial statements.

                      THE SINGING MACHINE COMPANY, INC.
                                AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                 -------------------------------------------


                                                      Common Stock and
                                                        Common Stock         Additional                 Deferred
                              Preferred Shares          to be Issued         Paid-In       Retained     Guarantee
                              Shares     Amount       Shares     Amount      Capital       Earnings     Fees         Totals
                              ------     ------       ------     ------      ----------    --------     ---------    ------

Balance, March 31, 1998          -       $   -        2,468,066  $  24,680   $      -      $   -        $   -        $    24,680
  Issuance of common stock
    for services                 -           -           30,385        304        15,600       -            -             15,904
  Net income 1999                -           -             -          -             -         924,156       -            924,156
                              ---------  ----------   ---------  ---------   -----------   ----------   ---------    -----------
Balance, March 31, 1999          -           -        2,498,451     24,984        15,600      924,156       -            964,740
  Issuance of preferred
    stock for cash            1,000,000   1,000,000        -          -          331,017         -          -          1,331,017
  Common stock to be issued
    for exercise of common
    stock warrants               -           -           16,000        160        31,840         -          -             32,000
  Common stock issued for
    legal and other services     -           -           50,049        500        99,598         -          -            100,098
  Common stock retired -
    bankruptcy payables          -           -           (5,880)       (59)           59         -          -               -
  Common stock issued as
    guarantee fee                -           -          350,000      3,500       587,125         -      (400,101)        190,524
  Common stock to be issued
    as guarantee fee             -           -           50,000        500       243,250         -          -            243,750
  Exercise of common stock
    options (includes 1,500
    shares to be issued)         -           -           69,000        690        28,980         -          -             29,670
  Issuance of common stock
    options to consultants       -           -             -          -          381,580         -          -            381,580
  Dividends paid on
    preferred stock              -           -             -          -             -        (105,078)      -           (105,078)
  Net Income, 2000               -           -             -          -             -         737,985       -            737,985
                              ---------  ----------   ---------  ---------   -----------   ----------   ---------    -----------
BALANCE, MARCH 31, 2000       1,000,000  $1,000,000   3,027,620  $  30,275   $ 1,719,049   $1,557,063   $(400,101)   $ 3,906,286
                              =========  ==========   =========  =========   ===========   ==========   =========    ===========




         See accompanying notes to consolidated financial statements.

                      THE SINGING MACHINE COMPANY, INC.
                                AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                  -------------------------------------------


                                                        2000             1999
                                                    -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   737,985     $   924,156
    Adjustments to reconcile net income
      to net cash used in operating
      activities
    Depreciation and amortization                       116,369         144,234
    Stock based professional fees                        35,812          15,904
    Stock based guarantee fees                          434,274            -
    Stock based consulting fees                         381,580            -
    Deferred tax benefit                               (193,194)        (170,000)
  Changes in assets and liabilities:
  (Increase) decrease in:
    Trade accounts receivable                           399,933         (769,127)
    Inventories                                      (1,062,401)         (14,513)
    Interest receivable                                  (7,425)            -
    Prepaid expenses and other assets                  (177,158)          17,600
  Increase (decrease) in:
    Trade accounts payable                             (440,797)         (25,465)
  Accrued expenses                                     (319,251)        (126,456)
  Income tax payable                                     11,994             -
                                                    -----------     ------------
     Net cash used in operating activities              (82,279)          (3,667)
                                                    -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (108,103)          (3,023)
  Due from factor                                      (115,201)            -
  Due from officer                                      (96,120)          11,609
  Due from related parties                             (394,706)            -
                                                    -----------     ------------
    Net cash provided by (used in)
    investing activities                               (714,130)           8,586
                                                    -----------     ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                29,670             -
  Proceeds from exercise of warrants                     32,000             -
  Proceeds from issuance of preferred stock           1,360,205             -
  Due from related parties                                  753             -
  Payment of dividends on preferred stock              (105,078)            -
  (Decrease) in notes payable                           (63,000)         (37,000)
  (Decrease) increase in due to factor                 (128,581)          73,599
                                                    -----------     ------------
    Net cash provided by financing activities         1,125,969           36,599
                                                    -----------     ------------

Increase in cash and cash equivalents                   329,560           41,518

Cash and cash equivalents - beginning of year            49,288            7,770
                                                    -----------     ------------
CASH AND CASH EQUIVALENTS - END OF YEAR             $   378,848     $     49,288
---------------------------------------             ===========     ============

Supplemental disclosures of cash flow
  information:

  Cash paid during the year for interest            $    95,658     $     10,327
                                                    ===========     ============
  Cash paid during the year for income taxes        $    20,901     $       -
                                                    ===========     ============



         See accompanying notes to consolidated financial statements.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   -----------------------------------------------------------

  (A) ORGANIZATION
      ------------
  The Singing Machine Company, Inc., and Subsidiary (the "Company") is primarily engaged in the production, marketing and sale of consumer karaoke audio equipment, accessories, and recordings. The products are sold directly to distributors and retail customers.

  (B) PRINCIPLES OF CONSOLIDATION
      ---------------------------
  The consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its wholly-owned Hong Kong Subsidiary, International SMC (HK) Limited ("Hong Kong Subsidiary"). All significant intercompany accounts and transactions have been eliminated in the consolidation.

  (C) FOREIGN CURRENCY TRANSLATION
      ----------------------------
  The functional currency of the Company's international Hong Kong Subsidiary is the local currency. The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2000 was not material.

  (D) USE OF ESTIMATES
      ----------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (E) CASH AND CASH EQUIVALENTS
      -------------------------
  For purposes of the cash flow statement the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

  (F) INVENTORIES
      -----------
  Inventories primarily consist of finished goods, which are comprised of electronic karaoke audio equipment, accessories, audiotapes, and compact discs. Inventories are stated at the lower of cost or market, as determined using the first in, first out method.

  (G) INVESTMENT IN SONG LIBRARY
      --------------------------
  At March 31, 1999, the carrying value of an investment in song library was reduced to zero and the amortization expense charged to operations totaled $46,590 for the year ended March 31, 1999.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES (CONT'D)
------  --------------------------------------------------

  (H) PROPERTY AND EQUIPMENT
      ----------------------
  Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using an accelerated method over the estimated useful lives of the related assets over 3 to 7 years.

  (I) INCOME TAXES
      ------------
  Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (J) CONCENTRATION OF CREDIT RISK
      ----------------------------
  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2000, the Company had $309,683 in US deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2000.

  (K) REVENUE RECOGNITION
      -------------------
  Revenue from the sale of equipment, accessories, and recordings are recognized upon shipment and are reported net of actual and estimated future returns and allowances. The Company allows returns up to 90 days after sale.

  (L) EARNINGS PER SHARE
      ------------------
  In accordance with, Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends (due to their
  anti-dilutive effect   see below) by the weighted average number of common
  shares outstanding including the effect of common stock equivalents.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONT'D)
------    --------------------------------------------------

  The following table presents a reconciliation of basic and diluted earnings per share:


                                                 2000          1999
                                            ------------   ------------
  Net income                                $    737,985   $    924,156
    Preferred stock dividends                   (105,077)          -
                                            ------------   ------------
    Income available to common shares            632,908        924,156
  Weighted average shares outstanding
   - basic                                     2,726,022      2,475,308

    EPS - BASIC                             $     0.2322   $     0.3733
                                            ============   ============

  Income available to common shares              632,908        924,156
  Weighted average shares outstanding
   - basic                                     2,726,022      2,475,308
  Effect of dilutive securities:
    Stock options                                587,733        116,859
    Preferred stock warrants                      28,111           -
                                            ------------   ------------
  Weighted average shares outstanding
   - diluted                                   3,341,866      2,592,167

    EPS - DILUTED                           $     0.1894   $     0.3565
                                            ============   ============


  Convertible preferred stock of 1,000,000 shares and related dividends on preferred stock were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

  (M) STOCK OPTIONS
      -------------
  In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Based Compensation" (SFAS 123"), the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No, 25") and related interpretations, and accounts for stock options issued to consultants and for other services in accordance with SFAS 123.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------


NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONT'D)
------    --------------------------------------------------

  (N) REORGANIZATION UNDER UNITED STATES BANKRUPTCY CODE AND FRESH
      START REPORTING
      ------------------------------------------------------------
  On April 11, 1997 the Company filed for protection under the provisions of the United States Bankruptcy Code. In March 1998, the United States Bankruptcy Court approved the Company's Plan of Reorganization, as Amended, and the Company emerged from Chapter 11 Bankruptcy. At that time, the Company applied Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). As a result of the application of SOP 90-7, the Company restated its assets and liabilities to their fair values as necessary, and reclassified its accumulated deficit of $6,841,684 against available additional paid-in capital of $6,200,262 resulting in a reorganization intangible asset of $641,422, which is being amortized on a straight line basis over a period of seven years (See Note 4).

  (O) NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------
  The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133 as amended by Statements No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

  The Company believes that its future adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

  (P) RECLASSIFICATIONS
      -----------------
  Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------


NOTE 2  ACCOUNTS RECEIVABLE AND FACTOR AGREEMENTS
------  -----------------------------------------

  The Company sells certain trade accounts receivable, primarily without recourse, pursuant to factoring agreements. During April and May 1999, the Company sold its receivables under an agreement whereby the factor advanced 70% of the face value of these receivables to the Company. The Company was charged a variable percentage fee based upon the length of the collection period. In June 1999, as amended in December 1999, the Company entered into a new factor agreement (the "Agreement") with a different factor. Under the terms of the Agreement, the factor advances up to 75% of the face value of the receivables to the Company. The Company is charged a variable percentage fee from 1.5% to 1% based upon the total amount of factored receivables within a calendar year. All of the Company's accounts receivable are pledged as collateral under this agreement. In addition, two officers of the Company entered into guarantee agreements related to the factor agreement (See Note 8 (E)).
  For the years ending March 31, 2000 and 1999, the Company incurred $429,265 and $220,106, respectively in factoring fees. At March 31, 2000, factored trade accounts receivable not reflected on the accompanying balance sheet totaled $481,706 of which, $366,505 was advanced by the factor and the remaining $115,201 was due from the factor (See Note 6(C) and Note 13 (A)).


NOTE 3    PROPERTY AND EQUIPMENT
------    ----------------------

  Property and equipment at March 31, 2000 is as follows:

             Computer equipment                 $    93,874
             Office equipment                        48,473
             Leasehold improvements                  18,112
             Mold and tooling                        49,794
                                                -----------
                                                    210,253
             Less accumulated depreciation         (110,439)
                                                -----------
                   Totals                       $    99,814
                                                ===========

  Depreciation expense for the year ended March 31, 2000 and 1999 was $21,970 and $6,012, respectively.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 4    REORGANIZATION INTANGIBLE
------    -------------------------

  The reorganization intangible resulted from the application of Fresh Start Accounting in March 1998 pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (See Note 1(N)).
  The reorganization intangible is being amortized over a period of seven years using a straight-line basis.

  The reorganization intangible at March 31, 2000 consisted of the following:

           Reorganization intangible               $  641,422
           Less accumulated amortization             (183,264)
                                                   ----------
                                                   $  458,158
                                                   ==========

Amortization expense on the reorganization intangible in each of the years ended March 31, 2000 and 1999 was $91,632.


NOTE 5    DUE FROM OFFICERS
------    -----------------

  During 1999, the Company loaned a total of $110,000 to two key officers of the Company. The loans bear simple interest at 9% per annum. Principal and interest are due in full on June 28, 2000 and secured by the securities purchased with the loans.

  As of March 31, 2000, the Company accrued $7,425 interest on the loans.


NOTE 6    COMMITMENTS AND CONTINGENCIES
------    -----------------------------

  (A) LEASES
      ------
  On March 31, 1999 and April 4, 2000, the Company entered into lease agreements for office and warehouse facilities for a term of 61 months and 52 months, respectively. The terms began on August 1, 1999 and April 14, 2000. Pursuant to the terms of the leases, the Company must pay maintenance and real estate taxes of approximately $13,000 per year. In addition, the Company entered into a warehouse equipment lease and a computer equipment lease during 2000. Total rent expense was approximately $81,300 and $60,953 for 2000 and 1999. Future minimum lease payments under these non-cancelable operating leases are as follows:

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 6    COMMITMENTS AND CONTINGENCIES (CONT'D)
          -----------------------------

Year ending March 31:

         2001             $    84,725
         2002                  90,088
         2003                  93,466
         2004                  96,767
         Thereafter            41,162
                          -----------
                          $   406,208
                          ===========

  (B) YEAR 2000 ISSUE
      ---------------

  As of March 31, 2000, The Company has not experienced any negative effects related to the Year 2000 issue.

  (C) LINES AND LETTERS OF CREDIT
      ---------------------------

  In July 1998, the Company entered into a financing agreement with a financing corporation, which expired in July 1999. In July 1999, the Company entered into a new financing agreement with the same financing corporation, which expires in July 2001. The financing corporation opens letters of credits on behalf of the Company to purchase inventory. Under the terms of the new agreement, the Company pays a flat fee negotiated based on each letter of credit and the maximum amount of a single letter of credit can not exceed $1,000,000. At March 31, 2000, the Company has no letters of credit open with the financing corporation. The factor (see
  Note 2) has agreed under a third party agreement to factor receivables related to these letters of credit and pays the financing corporation directly.

  The Company, through its Hong Kong Subsidiary, had entered into an agreement with a financing group in Hong Kong to provide it with a United States letter of credit facility of $200,000. The cost of the credit facility was prime plus 2 1/2% and bank charges for opening letters of credit. The facility terminated under the agreement on May 31, 1999 and was not renewed. This facility was guaranteed by a former director of the Company.

  On May 19, 1999, as amended on February 14, 2000, the Company, through its Hong Kong Subsidiary, obtained a credit facility of $500,000 from a Hong Kong subsidiary of a Belgian bank. This facility is a revolving line of credit based upon drawing down a maximum of 15% of the value of export letters of credit lodged with Belgian

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 6    COMMITMENTS AND CONTINGENCIES (Cont'd)
------    -----------------------------

  Bank. There is no expiration date to this agreement, except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety
  (90) days after the advance. As of March 31, 2000 there was no outstanding balance on this credit facility.


NOTE 7    RELATED PARTY TRANSACTIONS
          --------------------------

  At March 31, 2000, the amounts due from officers bear interest at 9% per annum and are due June 28, 2000 (See Note 5).

  At March 31, 2000, the balance due from related party, in the amount of $394,706, is due from an affiliate of a director of the Company's subsidiary. The amount bears interest at 9.6% per annum and is unsecured and due on demand.

  The Company's Hong Kong Subsidiary, operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company.

  The Company purchased certain karaoke audio equipment and accessories from a Far East company controlled by a shareholder of the Company. The total goods purchased from this Company aggregated approximately $5,546,000 during 2000.


NOTE 8    STOCKHOLDERS' EQUITY
          --------------------

  (A) REVERSE STOCK SPLIT
      -------------------

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

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 8    STOCKHOLDERS' EQUITY
------    --------------------

  (B) AMENDMENT TO AUTHORIZED COMMON AND PREFERRED SHARES
      ---------------------------------------------------

  During April 1999, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of the Company's common stock to 74,000,000 shares (100,000 Class A common and 73,900,000 common) from 10,000,000 shares, and authorizing 1,000,000 shares of preferred stock (See Note 8(C)). Each share of preferred stock is entitled to a 9% dividend, preferred liquidation distribution, conversion to common stock and has no voting rights.

  (C) PREFERRED STOCK
      ---------------

  During April 1999, the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the 1933 Securities Act, as amended, to offer a minimum of 40 units and a maximum of 50 units of stock and warrants. Each unit consisted of 20,000 shares of the Company's convertible preferred stock and 4,000 common stock purchase warrants. The purchase price for each unit was $ 27,500. Each share of preferred stock is convertible, at the option of the holder, into one share of the Company's common stock at any time after issuance, and will automatically convert into one share of common stock on April 1, 2000 (See Note 13(B)). Each warrant entitles the holder to purchase one share of the Company's common stock at $2.00 per share. The warrants expire three years from the private placement memorandum date. Through June 1999 the maximum number of 50 units had been sold and $1,375,000 gross funds were raised ($1,331,017 after related costs), at which time the offer was closed. As of March 31, 2000, 16,000 warrants were exercised for a total consideration of $32,000.

  (D) COMMON STOCK WARRANTS
      ---------------------

  Pursuant to the Company's initial public offering in November 1994, the company issued 1,656,000, 87,750, and 144,000 public warrants, bridge warrants and underwriter warrants, respectively, as adjusted for a January 1995 20% common stock split. Each warrant provided for the purchase of one share of the Company's common stock at an exercise price of $3.60, $1.20 and $4.50 for the public, bridge and underwriter warrants, respectively, as adjusted for the January 1995 common stock split. In addition, the underwriter warrants entitled the holder to acquire an additional 144,000 warrants to acquire 144,000 shares of common stock at a price of $5.40 per share.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 8    STOCKHOLDERS' EQUITY (Cont'd)

  As a result of the March 1998 reorganization (See Note 1 (N)), all of the warrants have been amended whereby ten warrants must now be exchanged for each share of common stock with the exercise price per warrant remaining the same. The warrants became exercisable on November 10, 1995 and originally expired on November 10, 1999. In October 1999, the expiration date of these warrants was extended for one year to November 10, 2000. Through the date of this report, none of the warrants have been exercised.

  (E) GUARANTEE FEES

  During the year ended March 31, 2000, the Company issued common stock to two officers of the Company in exchange for guarantees related to the Company's factor agreement (See Note 2). These guarantee fees totaled $590,625 and are amortized over a period of 31 months. Accordingly, the Company recognized $190,524 as guarantee fees and recorded $400,101 as deferred guarantee fees, presented as a deduction from equity.

  (F) STOCK OPTIONS

  Effective May 3, 1994, as amended on June 29, 1994 and March 18,1999, the Board of Directors adopted a Stock Option Plan (the "Plan"). The plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2000, the Plan authorizes options up to an aggregate of 600,000 shares of the Company's common stock.

  The authorized 600,000 options are a result of the application of a one-for-ten reverse common stock split (see Note 8(A)) on the original 480,000 authorized options and a March 18, 1999 amendment to the plan increasing the authorized stock options to 600,000. During the year ended March 31, 2000, the Company issued 104,000 stock options in addition to the stock options issued during 1999.

  In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options issued under the plan as of March 31, 2000 and 1999. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 8    STOCKHOLDERS' EQUITY (Cont'd)
------    --------------------

  for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No.
  123), the Company's net income for the years ended March 31, 2000 and 1999 would have been decreased to the pro-forma amounts indicated below.


                                                     2000           1999
                                                 ------------   ------------
  Net income                      As reported    $    737,985   $    924,156
                                  Pro forma      $    676,995   $    824,356
  Net income per share - basic    As reported    $     0.2322   $     0.3733
                                  Pro forma      $     0.2098   $     0.3330
Net income per share - diluted
                                  As reported    $     0.1894   $     0.3565
                                  Pro forma      $     0.1711   $     0.3180


  The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

  For financial statement disclosure purposes, the fair market value of each stock option granted to employees during 2000 and 1999 was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following weighted-average assumptions for 2000: expected dividend yield 0%, risk-free interest rate of 5.53%, volatility 66% and expected term of two years and for 1999: expected dividend yield 0%, risk-free interest rate of 5.59%, volatility 65% and expected term of three years.

  For options issued to consultants, the Company applies SFAS 123. Accordingly, consulting expense of $381,580 was charged to operations in 2000.

  For financial statement disclosure purposes and for purposes of valuing stock options issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.53%, volatility 66% and expected term of one year.

  A summary of the options issued under the employment and consulting agreements as of March 31, 2000 and changes during the year is presented below:

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                            --------------------

NOTE 8    STOCKHOLDERS' EQUITY (Cont'd)
------    --------------------

                                            Number of      Weighted Average
                                             Options        Exercise Price
                                            ---------      ----------------
     Stock Options
     -------------
     Balance at beginning of period           526,500         $    0.68
     Granted                                  635,200         $    1.40
     Exercised                                (69,000)        $    0.43
     Forfeited                                (30,500)        $    4.79
                                            ---------         ---------
     Balance at end of period               1,062,200         $    1.01
                                            =========         =========
     Options exercisable at end
     of period                                                $    1.01

     Weighted average fair value of
      options granted during the period                       $    0.70
                                                              =========

  The following table summarizes information about stock options outstanding at March 31, 2000:

                                Weighted
                                 Average        Weighted                      Weighted
Range of         Number         Remaining        Average        Number         Average
Exercise     Outstanding at    Contractural     Exercise    Exercisable at    Exercise
 Price       March 31, 2000        Life           Price     March 31, 2000      Price
--------     --------------    ------------     --------    --------------    --------

$   1.66         104,000        4.25 Years      $   1.66        101,500        $  1.66
$   0.43         427,000        3.75 Years          0.43        427,000           0.43
$ 1.00-2.00      531,200        2.09 Years          1.35        531,200           1.35
               ---------                        --------      ---------        -------
               1,062,200        2.97 Years      $   1.01      1,059,700        $  1.01
               =========                        ========      =========        =======



NOTE 9    INCOME TAXES
------    ------------

  The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign and state income taxes in the consolidated statement of income consisted of the following components for 2000 and 1999:

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 9    INCOME TAXES (CONT'D)
------    ------------
                                  2000          1999
                               ----------    ----------
   Current:
     U.S. Federal              $    -        $    -
     Foreign                       32,895         -
     State                          -             -
                               ----------    ----------
                                   32,895         -
                               ----------    ----------
   Deferred:
     U.S. Federal                (193,194)     (170,000)
     Foreign                         -             -
                               ----------    ----------
         Total                 $ (160,299)   $ (170,000)
                               ==========    ==========

  The actual tax expense differs from the "expected" tax expense for the year ended March 31, 2000 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

       Computed "expected" tax expense             $    196,413
       Foreign income taxes                             (47,398)
       Benefit of U.S. net operating loss
         carryforwards                                 (116,120)
       Change in the beginning of the year
         valuation allowance for deferred tax
         assets allocated to income tax benefit        (193,194)
                                                   ------------
                                                   $   (160,299)
                                                   ============

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2000 are as follows:

  Deferred tax assets:

       U.S. net operating loss carryforward        $  1,742,574
       Stock based compensation                         289,566
                                                   ------------
       Total gross deferred tax assets                2,032,140
       Less valuation allowance                       1,668,946
                                                   ------------
       Net deferred tax assets                     $    363,194
                                                   ============

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 9    INCOME TAXES (CONT'D)
------    ------------

  At March 31, 2000, the Company had net operating loss carryforwards of approximately $5,125,000 for income tax purposes, available to offset future taxable income of the U.S. entity expiring from 2003 through 2013. The usage of $4,057,000 of these net operating losses is limited to $14,000 per year due to a change in ownership under Internal Revenue Code
  Section 382, which occurred in 1991. These net operating losses expire from 2003 to 2007.

  The valuation allowance at April 1, 1999 was $2,013,701. The net change in the valuation allowance during the year ended March 31, 2000 was a decrease of $344,755.


NOTE 10   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
-------   -------------------------------------------------

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

  During 2000 and 1999, 70% and 91%, respectively, of the Company's total revenues were derived from sales to five customers. Revenues derived from two customers in 2000 and three customers in 1999 who individually purchased greater than 10% of total revenues during 2000 and 1999 were 30% and 18% and 31%, 21% and 21%, respectively.

NOTE 11   EMPLOYMENT AGREEMENTS
-------   ---------------------

  The Company has entered into employment contracts with two key officers. The agreements call for base salaries of $180,000 and $175,000, respectively, with annual cost of living adjustments and travel allowances. The agreements also call for performance bonuses equal to five percent and two and one-half percent, respectively of net income before interest and taxes. Effective June 1, 2000, the salaries were increased to $350,000 and $275,000, respectively with related performance bonuses equal to five percent and four percent, of net income before interest and taxes, respectively.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------


NOTE 12   NON-CASH CHARGES TO OPERATIONS
-------   ------------------------------

  As reflected in the consolidated statements of operations and cash flows, the Company has incurred significant non-cash charges to operations during the year ended March 31, 2000. These charges to operations totaled $851,666 for stock based compensation. Of this total amount, $381,580 was related to the issuance of stock options to consultants, $434,274 to the issuance of common stock for guarantee fees and $35,812 to the issuance of common stock for professional services.

NOTE 13   SUBSEQUENT EVENTS
-------   -----------------

  (A) AMENDMENT OF FACTOR AGREEMENT
      -----------------------------
  During April 2000, the Company agreed to an amendment of their factor agreement. Under the terms of the amended agreement, the factor advances 85% of the factored invoices to the Company. Should the total stockholders' equity fall below $3,500,000 in any calendar quarter, the advance will be reduced to 75%. The Company agreed to factor an annual minimum of $13,000,000 of receivables at a factor fee of .95% resulting in a stipulated fee of $123,500. All of the Company's accounts receivable are pledged as collateral under the agreement. There is no limit on the amount of accounts receivable that can be factored under the agreement (See Note 2).

  (B) CONVERSION OF PREFERRED STOCK
      -----------------------------
  On April 1, 2000, the 1,000,000 shares of preferred stock issued and outstanding as of March 31, 2000 automatically converted into common stock, increasing the number of outstanding shares of common stock to 3,960,120 (See Note 8(C)).

  (C) LOANS PAYABLE
      -------------
  During May 2000, the Company entered into two working capital loan agreements of $100,000 and $500,000, respectively. The loans extend over a maximum period of eight months, bear interest at 15% per annum, and are secured by corporate guarantees. In addition, the lenders will be granted 5,000 and 25,000 stock options, respectively, to purchase shares of the Company's common stock at an exercise price of $3.25.