Form 10QSB
period 2000-06-30
SINGING MACHINE CO INC
filed 2000-08-02
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2000


                                0 - 24968
                         ----------------------
                         Commission File Number


                    THE SINGING MACHINE COMPANY, INC.
                    ---------------------------------
  (Exact Name of Small Business Issuer as Specified in its Charter)



        Delaware                                95-3795478
        --------                                ----------
 (State of Incorporation )                 (IRS Employer I.D. No.)


        6601 Lyons Road, Building A-7 , Coconut Creek, FL 33073
        -------------------------------------------------------
                (Address of principal executive offices )


                              (954) 596-1000
                              --------------
             (Issuer's telephone number, including area code)


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

                         Yes  [X]  No  [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS

     There were 4,249,620 shares of Common Stock, $.01 par value, issued and outstanding at June 30, 2000.

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                                   INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Balance Sheets - June 30, 2000
                (Unaudited) and March 31, 2000.

                Consolidated Statement of Operations - Three months ended June 30, 2000 and 1999 (Unaudited).

                Consolidated Statement of Cash Flows - Three months ended June 30, 2000 and 1999 (Unaudited).

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

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                       PART I - FINANCIAL INFORMATION


Item I.     Financial Statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET


                                    ASSETS

                                                  June 30,          March 31,
                                                   2000               2000
                                                -----------        -----------
                                                (unaudited)

CURRENT ASSETS:
  Cash	                                    					$   141,546    	   $   378,848
  Accounts Receivable                             1,162,879            728,038
  Due from Factor                                   376,437            115,201
  Due from Officer(s)                               110,000            110,000
  Due from related party                                -              394,706
  Inventory - net			                              5,054,629 	        1,487,206
  Interest Receivable                                 9,900              7,425
  Prepaid Expenses and
    Other Current Assets                            351,465            204,311
  Deferred Tax Asset                                363,194            363,194
                                                -----------        -----------
        TOTAL CURRENT ASSETS                      7,570,050          3,788,929

PROPERTY AND EQUIPMENT, NET                          94,317             99,814

OTHER ASSETS:
  Reorganization Intangible - net                   435,250            458,158
                                                -----------        -----------
        TOTAL ASSETS                             $8,099,617         $4,346,901
                                                ===========        ===========

	LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                            		    975,219 	          354,193
  Accrued Expenses		                          		    203,058 	           73,675
  Income taxes payable                                2,576             11,994
  Due to related party                            2,146,538                753
                                                -----------        -----------
        TOTAL CURRENT LIABILITIES                 3,327,391            440,615
                                                -----------        -----------
SHAREHOLDERS' EQUITY:
Preferred Stock, $1.00 par value;
 1,000,000 shares authorized,
 issued and outstanding                                 -            1,000,000
Common Stock, $.01 par value;
 73,900,000 shares authorized;
 4,249,620 and 2,960,120, shares
 issued and outstanding,
 respectively                                        42,496             29,600
Common stock to be issued
 (50,000 and 67,500 shares,
  respectively)                                         500                675
Additional Paid In Capital                        3,106,846          1,719,049
Deferred Guarantee Fees                            (342,944)          (400,101)
Retained Earnings 			                          	  1,965,328 	        1,557,063
                                                -----------        -----------
        TOTAL SHAREHOLDERS' EQUITY                4,772,226          3,906,286
                                                -----------        -----------
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY                        $8,099,617         $4,346,901
                                                ===========        ===========




See accompanying notes to financial statements.

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended
                                           June 30,               June 30,
                                             2000                   1999
                                         -----------            -----------

NET SALES                                $ 6,068,591            $ 1,589,713

COST OF SALES                              4,549,844              1,179,579

GROSS PROFIT                               1,518,747                410,134

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                   1,039,897                346,549

INCOME FROM OPERATIONS                       478,850                 63,585

OTHER INCOME (EXPENSES):
  Other income                                 3,029                 26,168
  Interest expense                           (63,098)                (7,596)
  Interest income                             24,059                    437
  Factoring fees                             (34,575)               (42,652)
                                         -----------            -----------

        NET OTHER EXPENSES                   (70,585)               (23,643)

INCOME BEFORE INCOME
  TAX BENEFIT                                408,265                 39,942

NET INCOME                               $   408,265            $    39,942
                                          ==========             ==========
NET INCOME PER COMMON SHARE
  Basic                                  $      0.10            $      0.02
                                          ==========             ==========

  Diluted                                $      0.09            $      0.01
                                          ==========             ==========
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING
  Basic                                    4,063,296              2,548,500
  Diluted                                  4,660,680              3,312,500




See accompanying notes to financial statements.

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Three Months Ended
                                            June 30,         June 30,
                                              2000             1999
                                           ----------      ------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $(2,912,578)     $ (1,105,400)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property and
    equipment                                  (4,497)          (23,144)
  Due from factor                            (261,236)              -
  Due from related parties                    394,706          (119,563)
                                          -----------      ------------
        Net cash provided by (used in)
         investing activities                 128,973          (142,707)
                                          -----------      ------------

CASH FLOW FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of common
   stock & exercise of warrants
   and options                                400,518              -
  Net proceeds from notes payable             599,247           104,266
  Net proceeds from related party	          1,546,538 	            -
                                          -----------      ------------
        Net cash provided by
         financing activities               2,546,303           104,266
                                          -----------      ------------
Increase in cash and cash
 equivalents                                 (237,302)       (1,143,841)

Cash and cash equivalents
  - beginning of year                         378,848            49,288
                                          -----------      ------------
CASH AND CASH EQUIVALENTS
  - END OF YEAR                           $   141,546      $ (1,094,553)
                                          ===========      ============




See accompanying notes to consolidated financial statements.

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999
                                 (Unaudited)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

        The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended March 31, 2000.

        The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended March 31, 2000, which are included in Form 10-KSB.

        In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

        The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001.

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


NOTE 2 - MAJOR CUSTOMERS
         ---------------

        As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the quarters ended June 30, 2000 and 1999 were approximately 87% and 94%, respectively. For the quarter ending June 30, 2000, two (2) major retailers accounted for 48% and 28% each of total revenues. Because of the

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


NOTE 2 - MAJOR CUSTOMERS (Cont'd)
         ---------------

        seasonality of the Company's sales, these results may be distorted due to the historically low percentage of overall sales during the Company's first fiscal quarter of each year.


NOTE 3 - LOANS PAYABLE
         -------------

        During May 2000, the Company entered into two working capital loan agreements of $100,000 and $500,000, respectively. The loans extend over a maximum period of eight months, bear interest at 15% per annum, and are secured by corporate guarantees. In addition, the lenders will be granted 5,000 and 25,000 stock options, respectively, to purchase shares of the Company=s common stock at an exercise price of $3.25.


NOTE 4 - PRIVATE PLACEMENT OFFERING
         --------------------------

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


NOTE 5 - EXERCISE OF STOCK OPTIONS AND WARRANTS
         --------------------------------------
        Stock options and warrants were exercised during the first quarter of fiscal year 2001 for a net value of $400,518.


NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

        The Company has an agreement with FLX (a China manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Cont'd)
         ----------------------------------------------

        specifications. Paul Wu, a former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 2000 and 1999, the Company purchased approximately $10.3 million and $1.7 million respectively, in equipment from FLX. The amount due to FLX at June 30, 2000 of $1,546,538 is included in the related party payable. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

The analysis of the Company=s financial condition, liquidity, capital resources, and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

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

For the first quarter of fiscal 2001, the Company's net income was approximately $408,265. The Company's working capital as of June 30, 2000 was approximately $4,242,659.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

During the first three months of fiscal 2001, total revenues increased approximately 281% as compared to the first three months of fiscal 2000. In dollars, this amounts to an approximate increase of $4,478,878. This large increase in total revenues can be attributed not only to a growing popularity of the Company's CD plus graphics machines, but also to the addition of a major customer in the first quarter.

GROSS PROFIT

Gross profit from equipment and music sales for the first three months of fiscal 2001 increased to $1,518,747, or a 270% increase from $410,134 for the first three months of fiscal 2000. The increased gross profit is a direct result of the increase in sales for this period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by approximately $762,498, or 220% for the first three months of fiscal 2001. These increased expenses are due to the increase in sales related expenses, including commissions, royalties and advertising. There is also a slight increase in salary related expenses due to an increase in office staff. There is also a non-cash expense due to the continued amortization of stock based guarantee fees.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses increased approximately $15,247, or 112% for the three months ended June 30, 2000, as compared to the same period of the prior year. This increase can be attributed to the addition of computer equipment and leasehold improvements for the new facility.

OTHER EXPENSES

Net interest expense increased approximately $46,198 for the first three months of fiscal 2001 as compared to the first three months of fiscal 2000. The increase can be attributed to the increased use of credit line facilities to fund the inventory necessary to meet demand of the company's product.

Loss on sales of accounts receivable was 0.6% and 2.6% of total revenues during the first three months of fiscal 2001 and 2000 respectively. The loss decreased from $42,652 in fiscal 2000 to $34,575 in fiscal 2000. This decrease is due to decreased charges on factored invoices. These decreased charges are the result of a larger total amount of invoices being factored, which in turn decreased both the interest percentage and gave the Company better terms of factor.

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

FINANCIAL CONDITION

At June 30, 2000 the Company had current assets of $7,570,050, compared to $3,788.929 at March 31, 2000; total assets of $8,099,617 as compared to $4,436,901 at March 31, 2000; current liabilities of $3,327,391 as compared to $440,615 at March 31, 2000, and current net worth of $4,772,226. The increase is due to increased use of credit lines to fund future sales. The increased use of credit lines was primarily for increased inventory. Changes in net worth are due to increased net income as a result of increased sales.

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

Hong Kong Bank

Effective July 7, 1999, the Company, through its Hong Kong subsidiary, International SMC(HK) Ltd., obtained a credit facility of $200,000 (US) from Hong Kong Bank. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit held by Hong Kong Bank. There is no maturity date except that Hong Kong Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. dollar prime rate plus 2.5%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later that ninety (90) days after the advance.

Main Factors, Inc.

The Company is a party to a factoring agreement, as amended April 7, 2000 with Main Factors, Inc. ("Main Factors") pursuant to which Main Factors has agreed to purchase certain of the Company=s accounts receivable. Under the agreement, Main Factors will purchase certain selected accounts receivable from the Company and advance between 75% and 85% of the face value of those receivables to the Company. The accounts receivable are purchased by Main Factors without recourse and Main Factors performs an intensive credit review prior to the purchase of the receivables.

The Company is charged a variable percentage from 1.5% to 1% based upon the total amount of factored receivables within a calendar year. Main Factors has placed no maximum limit on the amount of the Company's receivables it will purchase. The factoring agreement is personally guaranteed by John Klecha, the Company's Chief Operating Officer and Chief Financial Officer.

EPK Financial Corporation

The Company has also entered into an agreement with EPK Financial Corporation ("EPK") whereby EPK will open letters of credit with the Company's factories to import inventory for distribution to the Company's customers. This allows the Company ot purchase domestic hardware inventory for distribution to customers in less than container load quantities, thus providing the Company=s customers with flexibility, and further, saving the customer the expense of opening a letter of credit in favor of the Company. The selling price to these customers is considerably higher because the Company pays financing costs to EPK and incurs costs of ocean freight, duty, and handling charges. Upon shipment of product from these financed transactions, the receivables are factored by Main Factors, thereby buying the shipments and related interest from EPK.

The Company pays EPK a negotiated flat fee per transaction, and the maximum purchase price per transaction is $1,000,000. There have been no maximum total shipments established under this agreement. Main Factors has entered into this agreement as a third party agreeing to purchase all receivables invoiced pursuant to the EPK agreement. The transactions financed by EPK are supported by personal guarantees of Edward Steele, the Company=s Chairman and Chief Executive Officer and John Klecha, the Company's Chief Operating Officer, and Chief Financial Officer. The agreement is in effect until July 1, 2001, unless terminated by either party upon a thirty (30) day written notice.

Loans Payable

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


                  PART II  -  OTHER  INFORMATION


Item 1. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against the Company. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

Item 2. CHANGES IN SECURITIES

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

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) There are no exhibits required to be filed for the period covered by this Report.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SINGING MACHINE COMPANY, INC.



Dated: August 1, 2000             By: /S/ John F. Klecha
                                     ------------------------------
                                     John F. Klecha
                                     Chief Financial Officer