Form 10QSB
period 2000-09-30
SINGING MACHINE CO INC
filed 2000-11-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                        Commission File Number 0 - 24968

                        THE SINGING MACHINE COMPANY, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  Delaware                      95-3795478
              ------------------           ---------------------
           (State of Incorporation)       (IRS Employer I.D. No.)


             6601 Lyons Road, Building A-7 , Coconut Creek, FL 33073
             -------------------------------------------------------
                    (Address of principal executive offices )


                                 (954) 596-1000
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                             ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes x No
                                                 ---

               APPLICABLE ONLY TO CORPORATE ISSUERS

There were 4,254,920 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 2000.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                                      INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

                 Consolidated Balance Sheets - September 30, 2000
                 (Unaudited) and March 31, 2000 (Audited).

                 Consolidated Statement of Operations - Three months and six months ended September 30, 2000 and 1999
                 (Unaudited).

                 Consolidated Statement of Cash Flows - Six months ended September 30, 2000 and 1999 (Unaudited).

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

SIGNATURES
                                       -2-

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                         PART I - FINANCIAL INFORMATION

Item I.     Financial Statements



                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                September 30,         March 31,
                                                     2000               2000
                                                ------------       ------------
                                                        (unaudited)
CURRENT ASSETS:
  Cash                                          $    496,276       $    378,848
  Accounts Receivable                              4,129,180            728,038
  Due from Factor                                    370,520            115,201
  Due from Officer(s)                                110,000            110,000
  Due from related party                                --              394,706
  Inventory - net                                  6,747,298          1,487,206
  Interest Receivable                                  2,475              7,425
  Prepaid Expenses and
    Other Current Assets                             290,331            204,311
  Deferred Tax Asset                                 266,242            363,194
                                                ------------       ------------
         TOTAL CURRENT ASSETS                     12,412,322          3,788,929

PROPERTY AND EQUIPMENT, NET                          277,066             99,814

OTHER ASSETS:
  Reorganization Intangible - net                    412,342            458,158
                                                ------------       ------------
         TOTAL ASSETS                           $ 13,101,730       $  4,346,901
                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                 1,716,842            354,193
  Accrued Expenses                                   840,581             73,675
  Income taxes payable                               301,442             11,994
  Notes Payable                                      600,000                  0
  Due to related party                             3,556,768                753
                                                ------------       ------------
         TOTAL CURRENT LIABILITIES                 7,015,632            440,615
                                                ------------       ------------

SHAREHOLDERS' EQUITY:
Preferred Stock, $1.00 par value;
 1,000,000 shares authorized,
 issued and outstanding                                 --            1,000,000
Common Stock, $.01 par value;
 73,900,000 shares authorized;
 4,254,920 and 2,960,120, shares
 issued and outstanding,
 respectively                                         42,549             29,600
Common stock to be issued
 (50,000 and 67,500 shares,
  respectively)                                          500                675
Additional Paid In Capital                         3,115,438          1,719,049
Deferred Guarantee Fees                             (285,786)          (400,101)
Retained Earnings                                  3,213,397          1,557,063
                                                ------------       ------------
         TOTAL SHAREHOLDERS' EQUITY                6,086,098          3,906,286
                                                ------------       ------------

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY                       $ 13,101,730       $  4,346,901
                                                ============       ============

                See accompanying notes to financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                     Six Months Ended
                                           --------------------------------     ---------------------------------
                                           September 30,      September 30,     September 30,       September 30,
                                               2000               1999              2000                 1999
                                           -------------      -------------     -------------       -------------
NET SALES                                  $ 11,786,707       $  6,736,706       $ 17,855,298       $  8,326,419

COST OF SALES                                 8,481,626          4,912,905         13,031,470          6,092,484
                                           ------------       ------------       ------------       ------------

GROSS PROFIT                                  3,305,081          1,823,801          4,823,828          2,233,935

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                      1,506,220            640,173          2,546,117            978,909
                                           ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                        1,798,861          1,183,628          2,277,711          1,255,026

OTHER INCOME (EXPENSES):
  Other income                                      917              7,752              3,946             32,288
  Interest expense                             (140,094)           (24,224)          (203,192)           (37,779)
  Interest income                                11,156                437             35,215              5,635
  Factoring fees                                (33,923)          (154,621)           (68,498)          (197,273)
                                           ------------       ------------       ------------       ------------

      NET OTHER EXPENSES                       (161,944)          (170,656)          (232,529)          (197,129)

INCOME BEFORE INCOME TAX
  EXPENSE                                     1,636,917          1,015,955          2,045,182          1,057,897

INCOME TAX EXPENSE                              388,848                  0            388,848                  0

NET INCOME                                 $  1,248,069       $  1,015,955       $  1,656,334       $  1,057,897
                                           ============       ============       ============       ============

NET INCOME PER COMMON SHARE
  Basic                                    $       0.29       $       0.35       $       0.40       $       0.36
                                           ============       ============       ============       ============
  Diluted                                  $       0.25       $       0.24       $       0.33       $       0.28
                                           ============       ============       ============       ============

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
  Basic                                       4,251,033          2,898,500          4,157,677          2,898,500
  Diluted                                     5,037,428          4,190,400          4,961,589          3,760,080

                See accompanying notes to financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Three Months Ended                    Six Months Ended
                                             -------------------------------     -------------------------------
                                             September 30,     September 30,     September 30,     September 30,
                                                 2000              1999             2000                1999
                                             ------------      ------------      -------------     -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       $ 2,069,455       $   105,727       $  (853,117)      $  (995,846)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property and
    equipment                                   (182,749)          (18,604)         (177,252)          (44,748)
  Due from factor                                  5,917              --            (255,319)             --
  Due from related parties                       (11,165)          394,706           (21,555)
                                             -----------       -----------       -----------       -----------
         Net cash provided by (used in)
          investing activities                  (176,832)          (29,769)          (37,865)          (66,303)
                                             -----------       -----------       -----------       -----------
CASH FLOW FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of common
   stock & exercise of warrants
   and options                                     8,645              --             409,163              --
  Proceeds from issuance of preferred
   stock                                            --                --                --           1,375,000
  Net proceeds from notes payable             (1,546,538)          (84,128)          599,247            20,138
                                             -----------       -----------       -----------       -----------
         Net cash provided by
          financing activities                (1,537,893)          (84,128)        1,008,410         1,285,138
                                             -----------       -----------       -----------       -----------
Increase in cash and cash
 equivalents                                     354,730            (8,170)          117,428           222,989

Cash and cash equivalents
  - beginning of year                            141,546           280,447           378,848            49,288
                                             -----------       -----------       -----------       -----------

CASH AND CASH EQUIVALENTS
  - END OF YEAR                              $   496,276       $   272,277       $   496,276       $   272,277
                                             ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

         The results of operations for the six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001.

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

NOTE 2 - MAJOR CUSTOMERS

         As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the quarters ended September 30, 2000 and 1999 were approximately 76% and 76%, respectively. For the six months ending September 30, 2000, two (2) major retailers accounted for 32% and 22% each of total

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

NOTE 2 - MAJOR CUSTOMERS (Cont'd)

         revenues. Because of the seasonality of the Company's sales, these results may be distorted due to the historically high percentage of overall sales during the Company's second and third fiscal quarters of each year.

NOTE 3 - LOANS PAYABLE

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

NOTE 5 - EXERCISE OF STOCK OPTIONS AND WARRANTS

         Stock options and warrants were exercised during the second quarter of fiscal year 2001. 5,500 shares of common stock were issued with proceeds to the Company of $4,645.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has an agreement with FLX (a China manufacturer of consumer electronics products) to produce

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Cont'd)

         electronic recording equipment based on the Company's specifications. Paul Wu, a former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 2000 and 1999, the Company purchased approximately $10.3 million and $1.7 million respectively, in equipment from FLX. The amount due to FLX at September 30, 2000 of $3,556,768 is included in the related party payable. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10- QSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission

Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

GENERAL

The Singing Machine Company, Inc. and its wholly owned subsidiary, International
(SMC) HK, Ltd.("the "Company," "we" or "us") engages in the production and distribution of karaoke audio software and electronic recording equipment. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(TM) trademark.

Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such retail outlets as Target, Best Buy, J.C. Penney and Fingerhut.

We had net income of $1,656,334 for the six month period ended September 30, 2000. Our working capital as of September 30, 2000, was approximately $5,396,690.

RESULTS OF OPERATIONS

REVENUES

Our revenues increased 75% to $11,786,707 during the second quarter ended September 30, 2000, compared with revenues of $6,736,706 for the three-month period ended September 30, 1999. Our revenues increased by 114% to $17,855,289 for the six month period ended September 30, 2000, compared with revenues of $8,326,419 during the same period in 1999. This increase in total revenues can be attributed to the growing popularity of the Company's CD plus graphics machines and the addition of a major customer in the first quarter.

GROSS PROFIT

Our gross profit from equipment and music sales increased by 81.2% to $3,305,081, for the three month period ended September 30, 2000 compared with gross profit of $1,823,801,for the three month period ended September 30, 1999. Our gross profit from equipment and music sales increased by 116% to $4,823,828, for the six month period ended September 30, 2000, compared with gross profit of $2,233,935, for the same period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our SG&A expenses were $1,506,220, or 12.8% of total revenues, and $640,173, or 9.5% of total revenues for the three month periods ended September 30, 2000 and 1999. Our SG&A expenses were $2,546,117, or 14.3% of total revenues, and $978,909, or 11.8% of total revenues, for the six month periods ended September 30, 2000 and 1999. The period-to-period increase in SG&A expenses is due to (1) an increase in salary related expenses due to an increase in corporate office staff and (2) a non-cash expense due to the continued amortization of stock based guarantee fee.

DEPRECIATION AND AMORTIZATION EXPENSES

Our depreciation and amortization expenses were $30,449, or .25% of total revenues and $39,557, or .59% of total revenues, for the three month periods ended September 30, 2000 and 1999. This increase in depreciation and amortization expenses can be attributed to the addition of new tooling for the production of machines. Depreciation and amortization expenses were $59,213, or
 .33% of total revenues and $53,073, or .64% of total revenues, for the six month periods ended September 30, 2000 and 1999.

OTHER EXPENSES

Net interest expense was $140,094, or 1.2% of total revenues, and $24,224, or
 .4% of total revenues, for the three months ended September 30, 2000 and 1999. Net interest expense was $203,192, or 1.1% of total revenues, and $37,779, or
 .5% of total revenues, for the six months ended September 30, 2000 and 1999. The increase in net interest expense can be attributed to our increased use of our credit line facilities to fund the inventory necessary to meet demand for our products.

Loss on sales of accounts receivable was $33,923, or .29% of total revenues, and $154,621, or 2.3% of total revenues, during the three month periods ended September 30, 2000 and 1999. Loss on sales of accounts receivable was $68,498, or .38% of total revenues, and $197,129, or 2.6% of total revenues, during the six month periods ended September 30, 2000 and 1999. This decrease is due to decreased charges on factored invoices. These decreased charges are the result of a larger total amount of invoices being factored, which in turn decreased both the interest percentage and gives us better terms of factor.

INCOME BEFORE INCOME TAX EXPENSE

As a result of the foregoing, our net income before income tax expenses increased by 61.1% to $1,636,917, for the three month period ended September 30, 2000, compared with $1,015,955, for the three month period ended September 30, 1999. Our net income before income tax expense increased by 93.3% to $2,045,182, for the six month period ended September 30, 2000 compared with $1,057,897, for the same period in 1999.

INCOME TAX EXPENSE

During the second quarter of 2000, we incurred an income tax expense of $388,848. During previous periods, we did not have to pay income taxes, because we used our tax-loss carry-forwards. As of September 30, 2000,we have used up our tax-loss carry-forwards and will have to pay income taxes. We expect our income tax rate to be approximately 20% in future quarters, reflecting the combined tax rates on our operations in the U.S. and Hong Kong.

NET INCOME

As a result of the foregoing, our net income increased 22.8% to $1,248,069, for the three month period ended September 30, 2000, compared with net income of $1,015,995 for the three month period ended September 30, 1999. Our net income increased by 56.6% to $1,656,334, for the six month period ended September 30, 2000, compared with net income of $1,057,897 for the same period in 1999.

SEASONALITY AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2000, we had current assets of $12,412,322 and total assets of $13,101,730 compared to current assets of $3,788,929 and total assets of $4,346,901 at March 31, 2000. This increase in current assets and total assets is primarily due to the increase in accounts receivable and inventory.

Current liabilities increased to $7,015,632 as of September 30, 2000, compared to $440,615 at March 31, 2000. This increase in current liabilities is because of increased accounts payable, increased accrued expenses, an income tax payable and the increased use of our credit lines to fund future sales. We increased the use of credit lines primarily to purchase more inventory. Accounts payable increased to $1,716,842 as of September 30, 2000 from $354,193 as of March 31, 2000, primarily as a consequence of our increased expenditures to finance our sales efforts.

Our shareholder equity increased from $4,346,901 as of March 31, 2000, to $13,101,730 as of September 30, 2000. Our increase in shareholder equity has occurred because of the increase in our current assets and our retained earnings in the amount of $3,213,397.

Cash flows used in operating activities were $853,117 during the six month period ended September 30, 2000. Cash used in investing activities during the six month period ended September 30, 2000 was $37,865. Cash flows from financing activities were $1,008,410 during the six month period ended September 30, 2000. This consisted of proceeds in the amount of $409,163 from the exercise of warrants and options, and proceeds from certain loans.

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

We believe that our current cash and equivalents, lines of credit, and cash generated from operations will satisfy our expected working capital and capital expenditure requirements at least through the next 12 months.

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

RISK FACTORS

Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Quarterly Report.

WE DO NOT GENERATE ENOUGH CASH FROM OPERATIONS TO FUND OUR GROWTH
PLAN

At our current level of development, we do not generate enough cash from operations sufficient to meet operations to fund our rapid growth. To fund our growth plan, we require either additional financing or a restructuring of our credit facilities to meet the ongoing liquidity needs of our operations. There can be no assurance, however, that our liquidity goals will be reached in the immediate future, if ever.

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS WHICH ARE SUBJECT TO THE
UNCERTAINTY OF ADDITIONAL FINANCING

We may need to raise significant additional funds to fund our rapid sales growth and/or implement other business strategies. If adequate funds are not available on acceptable terms, or at all, we may be unable to sustain our rapid growth, which would have a material adverse effect on our business, results of operations, and financial condition.

YOUR INVESTMENT MAY BE DILUTED

If additional funds are raised through the issuance of equity securities, your percentage ownership in the Company's equity will be reduced. Also, you may experience additional dilution in net book value per share, and the equity securities may have rights, preferences, or privileges senior to those of yours.

OUR ABILITY TO MANAGE GROWTH COULD HURT OUR BUSINESS

To manage our growth, we must implement systems, and train and manage our employees. We may not be able to implement these action items in a timely manner, or at all. Our inability to manage growth effectively could have a material adverse effect on our business operating results, and financial conditions. There can be no assurance that we will achieve our planned expansion goals, manage our growth effectively, or operate profitably.

OUR INABILITY TO COMPETE AND MAINTAIN OUR NICHE IN THE
ENTERTAINMENT INDUSTRY COULD HURT OUR BUSINESS

The business in which we are engaged is highly competitive. In addition, we must compete with all the other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's and video cassettes. Competition in the Company's markets is based primarily on price, product performance, reputation, delivery times, and customer support. We believe that new product introductions and enhancements of existing products are material factors for our continuing growth and profitability. Many of our competitors are substantially larger and have significantly greater financial, marketing and operating resources than we have. No assurance can be given that we will continue to be successful in introducing new products or further enhancing existing products.

WE RELY ON SALES TO KEY CUSTOMERS WHICH SUBJECTS US TO RISK

As a percentage of total revenues, the Company's net sales in the aggregate to its five largest customers during the fiscal years ended March 31, 1999 and 2000, were approximately 91% and 70% respectively. For the fiscal 2000 period, two major retailers accounted for 30% and 18% each of total revenues. During fiscal year 2001, the Company has made significant progress in broadening its base of customers. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

WE HAVE SIGNIFICANT RELIANCE ON LARGE RETAILERS WHICH ARE SUBJECT
TO CHANGES IN THE ECONOMY

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers which are catalogs and showrooms, national chains, specialty in stores, and warehouse clubs. Certain of such retailers the economy have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and some are currently operating under the protection of bankruptcy laws. Despite the difficulties experienced by retailers in recent years, we have not suffered significant credit losses to date. A deterioration in the financial condition of our major customers could have a material adverse effect on our future profitability.

WE ARE SUBJECT TO THE RISKS OF DOING BUSINESS ABROAD

We are dependent upon foreign companies for manufacture of all of our electronic products. Our arrangements with manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors which could have an adverse impact on the business of the Company. We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us, because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of certain of our suppliers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured. During fiscal 2000 and 1999, suppliers in the People's Republic of China accounted for 88% and 93%, respectively of the Company's total product purchases, including virtually all of the Company's hardware purchases. If Most Favored Nation ("MFN") status for China is restricted or revoked in the future, the costs of goods purchased from Chinese vendors is likely to increase. Management continues to closely monitor the situation and has determined that the production capabilities in countries outside China which have MFN status and, therefore, have favorable duty rates, would meet production needs. Such a change in suppliers may have a short-term adverse effect on operations and, possibly, earnings.

WE ARE SUBJECT TO SEASONALITY WHICH IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES RESULTING IN FLUCTUATIONS IN QUARTERLY RESULTS

We have experienced, and will experience in the future, significant fluctuations in sales and operating results from quarter to quarter. This is due largely to the fact that a significant portion of our business is derived from a limited number of relatively large customer orders, the timing of which cannot be predicted. Furthermore, as is typical in the karaoke industry, the quarters ended September 30 and December 31 includes increased revenues from sales made during the holiday season. Additional factors that can cause our sales and operating results to vary significantly from period to period include, among others, the mix of products, fluctuating market demand, price competition, new product introductions by competitors, fluctuations in foreign currency exchange rates, disruptions in delivery of components, political instability, general economic conditions, and the other considerations described in this section. Accordingly, period-to- period comparisons may not necessarily be meaningful and should not be relied on as indicative of future performance. Historically, the third quarter of our fiscal year, the three months ended December 31, have been the most profitable quarter, and the fourth quarter of our fiscal year, the three months ended March 31, have been the least profitable quarter.

OUR PROPRIETARY TECHNOLOGY MAY NOT BE SUFFICIENTLY PROTECTED

Our success depends on our proprietary technology. We rely on a combination of contractual rights, patents, trade secrets, know- how, trademarks, non-disclosure agreements and technical measures to establish and protect our rights. We cannot assure you that we can protect our rights to prevent third parties from using or copying our technology.

WE MAY BE SUBJECT TO CLAIMS FROM THIRD PARTIES FOR UNAUTHORIZED
USE OF THEIR PROPRIETARY TECHNOLOGY

We believe that we independently developed our technology and that it does not infringe on the proprietary rights or trade secrets of others. However, we cannot assure you that we have not infringed on the technologies of third parties or those third parties will not make infringement violation claims against us. Any infringement claims may have a negative effect on our ability to manufacture our products.

CONSUMER DISCRETIONARY SPENDING MAY AFFECT KARAOKE PURCHASES AND
IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES

Purchases of karaoke audio software and electronic discretionary recording equipment are considered discretionary for consumers. Our success will therefore be influenced by a number of economic factors affecting discretionary and consumer spending, such as employment levels, business, interest rates, and taxation rates, all of which are not under our control. Adverse economic changes affecting these factors may restrict consumer spending and thereby adversely affect our growth and profitability.

WE DEPEND ON THIRD PARTY SUPPLIERS, AND IF WE CANNOT OBTAIN SUPPLIES AS NEEDED, OUR OPERATIONS WILL BE SEVERELY DAMAGED

We rely on third party suppliers to produce the parts and materials we use to manufacture our products. If our suppliers are unable to provide us with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. If we are unable to purchase the supplies and parts we need to manufacture our products, we will experience severe production problems, which may possibly result in the termination of our operations.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL

The development of our business has been largely able to attract dependent on the efforts of Edward Steele and John Klecha. Although we have entered into employment contracts with Messrs. Steele and Klecha, the loss of the services of either of these individuals could have a material adverse affect on the Company. We believe that our future success also will depend significantly upon our ability to attract, motivate, and retain additional highly skilled managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, assimilating, and retaining the personnel we require to grow and operate profitability.

THERE IS ONLY A LIMITED MARKET FOR OUR STOCK AND WE CANNOT ASSURE A MORE SIGNIFICANT MARKET WILL EVER DEVELOP

Our common stock is traded on the OTC Bulletin Board under the symbol "SING". As result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock. On November 10, 2000,we applied to have our securities listed on the NASDAQ Small Cap Market. While we believe that we meet all the requirements to be listed on the NASDAQ Small Cap Market, there are no assurances that our common stock will be listed on the NASDAQ Small Cap Market.

OUR SECURITIES MAY BE SUBJECT TO "PENNY STOCK" TRADING
REQUIREMENTS

If no exclusions from the definition of a "penny stock" under applicable SEC regulations are available, our securities would be subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Consequently, the ability of broker-dealers to sell our securities to prospective purchasers and your ability to sell your securities in the secondary market may be limited.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against the Company. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

ITEM 2.   CHANGES IN SECURITIES

On October 26, 2000, the Board of Directors of the Company unanimously consented to extend the expiration date of the Company's Public Warrants to November 10, 2001. All other terms and conditions of the Public Warrants shall remain the same (exercise price, manner of exercise, etc.).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On September 6, 2000, the Company held its Annual Meeting of Stockholders. The stockholders of record at August 4, 2000 were provided with a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 as filed July 28, 2000. This Proxy statement detailed four proposals which were brought to vote at the September 6 meeting. The outcome of these proposals as well as details of each vote follows.

Proposal 1 - Election of Directors. The following four directors were elected to serve until the next Annual Meeting of Shareholders and until their successors shall be elected and qualified:


                                                                        Broker
                     For        Against    Withheld     Abstentions    Non-Votes
                     ---        -------    --------     -----------    ---------
Edward Steele     3,960,402        0         2,380           0             0
John Klecha       3,961,394        0         1,388           0             0
Josef Bauer       3,961,394        0         1,388           0             0
Howard Moore      3,961,394        0         1,388           0             0


Proposal 2 - To ratify the issuance of stock options pursuant to the Company's Employee Stock Option Plan:


                                                                Broker
       For              Against    Withheld     Abstentions    Non-Votes
       ---              -------    --------     -----------    ---------
       3,964,846        55,534        0            2,372           0

Proposal 3 - To consider and act upon a proposal to amend the Company's Articles of Incorporation to decrease the number of authorized shares of Common Stock from 75,000,000 to 20,000,000:


                                                                Broker
        For              Against   Withheld     Abstentions    Non-Votes
        ---              -------   --------     -----------    ---------
        3,959,987        2,546        0             252            0

Proposal 4 - To consider and act upon a proposal to approve Weinberg and Company, P.A. as the Company's independent certified public accountants for the fiscal year end March 31, 2001:


                                                                Broker
        For              Against    Withheld    Abstentions    Non-Votes
        ---              -------    --------    -----------    ---------
        3,952,176        10,384        0            222           0


ITEM 5.   OTHER INFORMATION

 Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                              Title
-------                             -----
3.1                                 Amendment to the Company's Certificate of
                                    Incorporation dated September 6, 2000.
27.1                                Financial Data Schedule

(b)      Reports on Form 8-K

         On August 11, 2000, the Company filed a Form 8-K reporting information under Item 5 - Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE SINGING MACHINE COMPANY, INC.




Dated: November 14, 2000                        By: /s/ John F. Klecha
                                                    --------------------
                                                    John F. Klecha
                                                    Chief Financial Officer