Form 10QSB
period 2000-12-31
SINGING MACHINE CO INC
filed 2001-02-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000
                                               -----------------


                                    0 - 24968
                                    ---------
                             Commission File Number

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


             6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
             ------------------------------------------------------
                    (Address of principal executive offices )


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

     There were 4,359,120 shares of Common Stock, $.01 par value, issued and outstanding at December 31, 2000.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - December 31, 2000 (Unaudited) and March 31, 2000.

               Consolidated Statement of Operations - Three months and nine months ended December 31, 2000 and 1999 (Unaudited).

               Consolidated Statement of Cash Flows - Three months and nine months ended December 31, 2000 and 1999 (Unaudited).

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

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

Item I.     Financial Statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                December 31,        March 31,
                                                    2000              2000
                                                    ----              ----
                                               (unaudited)
CURRENT ASSETS:
  Cash                                         $    411,184      $    378,848
  Accounts Receivable                             4,965,001           728,038
  Due from Factor                                 2,630,918           115,201
  Due from Officer(s)                               110,000           110,000
  Due from related party                               --             394,706
  Inventory - net                                 2,563,634         1,487,206
  Interest Receivable                                 4,950             7,425
  Prepaid Expenses and
    Other Current Assets                            546,070           204,311
  Deferred Tax Asset                                363,194           363,194
                                               ------------      ------------
         TOTAL CURRENT ASSETS                    11,594,951         3,788,929

PROPERTY AND EQUIPMENT, NET                         291,218            99,814

OTHER ASSETS:
  Reorganization Intangible - net                   389,434           458,158
                                               ------------      ------------
         TOTAL ASSETS                          $ 12,275,603      $  4,346,901
                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                1,517,104           354,193
  Accrued Expenses                                1,739,366            73,675
  Income taxes payable                              769,583            11,994
  Notes Payable                                           0                 0
  Due to related party                              204,683               753
                                               ------------      ------------
         TOTAL CURRENT LIABILITIES                4,230,736           440,615
                                               ------------      ------------

SHAREHOLDERS' EQUITY:
Preferred Stock, $1.00 par value;
 1,000,000 shares authorized,
 issued and outstanding                                --           1,000,000
Common Stock, $.01 par value;
 18,900,000 shares authorized;
 4,362,920 and 2,960,120, shares
 issued and outstanding,
 respectively                                        43,629            29,600
Common stock to be issued
 (50,000 and 67,500 shares,
  respectively)                                         500               675
Additional Paid In Capital                        3,285,840         1,719,049
Deferred Guarantee Fees                            (228,629)         (400,101)
Retained Earnings                                 4,943,528         1,557,063
                                               ------------      ------------
         TOTAL SHAREHOLDERS' EQUITY               8,044,868         3,906,286
                                               ------------      ------------

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY                      $ 12,275,603      $  4,346,901
                                               ============      ============

                See accompanying notes to financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          Three Months Ended                   Nine Months Ended
                                                    December 31,      December 31,      December 31,       December 31,
                                                       2000               1999              2000              1999
                                                       ----               ----              ----              ----

NET SALES                                           $ 21,008,040      $  8,640,813      $ 38,863,337      $ 16,967,618

COST OF SALES                                         16,318,104         6,393,568        29,349,574        12,494,742
                                                    ------------      ------------      ------------      ------------
GROSS PROFIT                                           4,689,936         2,247,245         9,513,763         4,472,876

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                               2,259,606           938,747         4,806,054         1,921,996
                                                    ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                                 2,430,330         1,308,498         4,707,709         2,550,880

OTHER INCOME (EXPENSES):
  Other income                                            10,268             5,480            14,214            16,142
  Interest expense                                      (201,294)          (40,430)         (404,486)          (48,681)
  Interest income                                          6,594                 0            41,809                 0
  Factoring fees                                        (144,245)         (150,416)         (212,743)         (347,689)
                                                    ------------      ------------      ------------      ------------

                  NET OTHER EXPENSES                    (328,677)         (185,366)         (561,206)         (380,228)

INCOME BEFORE INCOME TAX
  EXPENSE                                              2,101,653         1,123,132         4,146,503         2,170,652

INCOME TAX EXPENSE                                       371,522                 0           760,038                 0

NET INCOME                                          $  1,730,131      $  1,123,132      $  3,386,465      $  2,170,652
                                                    ============      ============      ============      ============

NET INCOME PER COMMON SHARE
  Basic                                             $       0.40      $       0.39      $       0.81      $       0.75
                                                    ============      ============      ============      ============
  Diluted                                           $       0.34      $       0.23      $       0.69      $       0.53
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
  Basic                                                4,360,772         2,898,500         4,190,480         2,898,500
  Diluted                                              5,124,436         4,812,900         4,906,869         4,110,317

                 See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Three Months Ended                 Nine Months Ended
                                                 ------------------                 -----------------
                                            December 31,     December 31,    December 31,      December 31,
                                                2000             1999            2000              1999
                                                ----             ----            ----              ----
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      $ 5,985,004      $ ( 295,523)     $ 1,623,779      $(1,294,369)
                                            -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property and
    equipment                                   (45,613)          34,759         (255,007)         (96,796)
  Due from factor                            (2,260,398)          (7,554)      (2,515,717)         (32,214)
  Due from related parties                          --            (3,143)         394,706           (5,559)
                                            -----------      -----------      -----------      -----------
         Net cash provided by (used in)
          investing activities               (2,306,011)          24,062       (2,376,018)        (149,241)

CASH FLOW FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of common
   stock & exercise of warrants
   and options                                  188,000             --          1,580,645             --
  Proceeds from issuance of preferred
   stock                                           --               --         (1,000,000)       1,375,000
  Net proceeds from related party            (3,352,085)            --            203,930             --
  Net proceeds from notes payable              (600,000)         831,873             --            852,011
                                            -----------      -----------      -----------      -----------
         Net cash provided by
          financing activities               (3,764,085)         831,873          784,575        2,227,011
                                            -----------      -----------      -----------      -----------

Increase in cash and cash
 equivalents                                    (85,092)         560,412           32,336          783,401

Cash and cash equivalents
  - beginning of period                         496,276          272,277          378,848           49,288
                                            -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                           $   411,184      $   832,689      $   411,184      $   832,689
                                            ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

         The results of operations for the nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001.

         The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated. Assets and liabilities of the foreign subsidiary are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustment is not material.

NOTE 2 - MAJOR CUSTOMERS

         As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the quarters ended December 31, 2000 and 1999 were approximately 81% and 73%, respectively. For the nine months ending December 31, 2000, two (2) major retailers accounted for 36% and 19% each of total

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                   (Unaudited)

NOTE 2 - MAJOR CUSTOMERS (Cont'd)

         revenues. Because of the seasonality of the Company's sales, these results may be distorted due to the historically high percentage of overall sales during the Company's second and third fiscal quarters of each year.

NOTE 3 - LOANS PAYABLE

         During May 2000, the Company entered into two working capital loan agreements of $100,000 and $500,000, respectively. The loans extend over a maximum period of eight months, bear interest at 15% per annum, and are secured by corporate guarantees. In addition, the lenders were granted 5,000 and 25,000 stock options, respectively, to purchase shares of the Company's common stock at an exercise price of $3.25. The 30,000 stock options were accounted for as expense based on the estimated value of the options at the grant dates which aggregate aproximately $38,000. As of December 31, these loans have been paid in full.

NOTE 4 - EXERCISE OF STOCK OPTIONS AND WARRANTS AND MODIFICATION

         Stock options and warrants were exercised during the third quarter of fiscal year 2001. 104,000 shares of common stock were issued with proceeds to the Company of $188,000.

         On October 26,2000, the Company extended the expiration of the Company's Public Warrants to November 10, 2001. All other terms and conditions of the Public Warrants shall remain the same (exercise price, manner of exercise, etc.)

NOTE 5 - ISSUANCE OF STOCK OPTIONS TO EMPLOYEES

         At the end of September 2000, the Company issued 648,000 options to employees of the Company. The exercise price of these options is $3.06 per option. This price is equal to the fair market value of the Company's common stock on the grant date. These options were accounted for in accordance with APB No. 25.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has an agreement with FLX (a China manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. Paul Wu, a former director of the

         Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 2000 and 1999, the Company purchased approximately $10.3 million and $1.7 million respectively, in equipment from FLX. The amount due to FLX at December 31, 2000 of $204,683 is included in the related party payable. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

NOTE 7 - ADVANCES

         In November 2000, the Company advanced a refundable amount of $170,000 to a potential acquiree. The transaction is subject to a due diligence review, which must be completed by June 1, 2001. This amount is included in Prepaid and Other Current Assets at December 31, 2000.

NOTE 8 - SEGMENTS

         The Company operates in one business segment. Sales during the three months and nine months ended December 31, 2000, were generated in the following geographic regions.

                                  Three Months      Nine Months
                                      Ended           Ended

                                      -----           -----

                 United States     $20,835,330     $38,425,625
                 Europe/Asia           172,710         437,713
                                   -----------     -----------
                 Total Sales       $21,008,040     $38,863,338
                                   ===========     ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10- QSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Our karaoke machines and karaoke software are currently sold in such retail outlets as Best Buy, Toys R Us, Wal-mart, Target, J.C. Penney and Fingerhut.

We had net income before estimated income tax of $4,146,503 for the nine month period ended December 31, 2000. Our working capital as of December 31, 2000, was approximately $7,402,616.

RESULTS OF OPERATIONS

REVENUES

Our revenues increased 143% to $21,008,040 for the three month period ended December 31, 2000 compared with revenues of $8,640,813 for the three-month period ended December 31, 1999. Our revenues increased by 129% to $38,863,338 for the nine month period ended December 31, 2000, compared with revenues of $16,967,618 during the same period in 1999. The increase in total revenues can be attributed to the addition of a major customer. It can also be attributed to the growing popularity of karaoke as wholesome family entertainment.

GROSS PROFIT

Our gross profit from equipment and music sales increased by 108.6% to $4,689,936, for the three month period ended December 31, 2000 compared with gross profit of $2,247,245,for the three month period ended December 31, 1999. Our gross profit from equipment and music sales increased by 112% to $9,513,764, for the nine month period ended December 31, 2000, compared with gross profit of $4,472,876, for the same period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our SG&A expenses were $2,259,606, or 10.7% of total revenues, and $938,747, or 10.9% of total revenues for the three month periods ended December 31, 2000 and 1999. Our SG&A expenses were $4,806,055, or 12.4% of total revenues, and $1,921,996, or 11.3% of total revenues, for the nine month periods ended December 31, 2000 and 1999. The period-to-period increase in SG&A expenses is due to (1) an increase in salary related expenses due to an increase in corporate office staff, (2) a non-cash expense due to the continued amortization of stock based guarantee fee, and (3)increases in sales based expenses such as commissions and royalties.

DEPRECIATION AND AMORTIZATION EXPENSES

Our depreciation and amortization expenses were $33,983, or .16% of total revenues and $29,747, or .34% of total revenues, for the three month periods ended December 31, 2000 and 1999. This increase in depreciation and amortization expenses can be attributed to the addition of new tooling for the production of machines. Depreciation and amortization expenses were $93,194, or .23% of total revenues and $82,820, or .48% of total revenues, for the nine month periods ended December 31, 2000 and 1999.

OTHER EXPENSES

Net interest expense was $201,294, or .96% of total revenues, and $40,430, or
 .46% of total revenues, for the three months ended December 31, 2000 and 1999. Net interest expense was $404,486, or 1.04% of total revenues, and $48,681, or
 .48% of total revenues, for the nine months ended December 31, 2000 and 1999. The increase in net interest expense can be attributed to our increased use of our credit line facilities to fund the inventory necessary to meet demand for our products.

Loss on sales of accounts receivable was $144,245, or .69% of total revenues, and $150,689, or 1.7% of total revenues, during the three month periods ended December 31, 2000 and 1999. Loss on sales of accounts receivable was $212,744, or .5% of total revenues, and $347,689, or 2.0% of total revenues, during the nine month periods ended December 31, 2000 and 1999. This decrease is due to decreased charges on factored invoices. These decreased charges are the result of a larger total amount of invoices being factored, which in turn decreased both the interest percentage and gives us better terms of factor.

INCOME BEFORE INCOME TAX EXPENSE

As a result of the foregoing, our net income before income tax expenses increased by 87.1% to $2,101,653, for the three month period ended December 31, 2000, compared with $1,123,132, for the three month period ended December 31, 1999. Our net income before income tax expense increased by 91.1% to $4,146,503, for the nine month period ended December 31, 2000 compared with $2,170,652, for the same period in 1999.

INCOME TAX EXPENSE

As of the nine months ending December 31,2000, the Company has incurred an estimated income tax of $760,038. For the three months ended December 31, 2000 the amount of estimated income tax was $371,522. During previous periods, we did not have to pay income taxes, because we used our tax-loss carry-forwards. As of September 30, 2000,we had used up our tax-loss carry-forwards and will have to pay income taxes. We expect our income tax rate to be approximately 22% in future quarters, reflecting the combined tax rates on our operations in the U.S. and Hong Kong.

NET INCOME

As a result of the foregoing, our net income increased 54.0% to $1,730,131, for the three month period ended December 31, 2000, compared with net income of $1,123,132 for the three month period ended December 31, 1999. Our net income increased by 56.0% to $3,386,465, for the nine month period ended December 31, 2000, compared with net income of $2,170,652 for the same period in 1999.

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

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2000, we had current assets of $11,594,951 and total assets of $12,275,603 compared to current assets of $3,788,929 and total assets of $4,346,901 at March 31, 2000. This increase in current assets and total assets is primarily due to the increase in accounts receivable and inventory.

Current liabilities increased to $4,192,335 as of December 31, 2000, compared to $440,615 at March 31, 2000. This increase in current liabilities is because of increased accounts payable, increased accrued expenses, an income tax payable and the increased use of our credit lines to fund future sales. We increased the use of credit lines primarily to purchase more inventory. Accounts payable increased to $1,517,104 as of December 31, 2000 from $354,193 as of March 31, 2000, primarily as a consequence of our increased expenditures to finance our sales efforts.

Our shareholder equity increased from $3,906,286 as of March 31, 2000, to $8,083,268 as of December 31, 2000. Our increase in shareholder equity has occurred because of the increase in our current assets, and our retained earnings in the amount of $3,386,465.

Cash flows generated from operating activities were $1,623,779 during the nine month period ended December 31, 2000. Cash used in investing activities during the nine month period ended December 31, 2000 was $(2,376,018). Cash flows from financing activities were $784,575 during the nine month period ended December 31, 2000. This consisted of proceeds in the amount of $1,580,645 from the exercise of warrants and options, and proceeds from certain loans.

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

Loans Payable

During May 2000, the Company entered into two working capital loan agreements of $100,000 and $500,000, respectively. The loans extend over a maximum period of eight months, bear interest at 15% per annum, and are secured by corporate guarantees. In addition, the lenders were granted 5,000 and 25,000 stock options, respectively, to purchase shares of the Company's common stock at an exercise price of $3.25. As of December 31, 2000, these loans were paid in full.

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

We rely on sales to key customers which subjects us to risk

As a percentage of total revenues, the Company's net sales in the aggregate to its five largest customers during the fiscal years ended March 31, 1999 and 2000, were approximately 91% and 70% respectively. For the nine months ended December 31, 2000, two major retailers accounted for 36% and 19% each of total revenues. During fiscal year 2001, the Company has made significant progress in broadening its base of customers. Although we have long- established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

There is only a limited market for our stock and we cannot assure a more significant market will ever develop

Our common stock is traded on the OTC Bulletin Board under the symbol "SING". As result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock. On January 24, 2001, we applied to have our securities listed on the American Stock Exchange. While we believe that we meet all the requirements to be listed on the American Stock Exchange, there are no assurances that our common stock will be listed on the American Stock Exchange.

 PART II  -  OTHER  INFORMATION


Item 1.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against the Company. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

Item 2.   CHANGES IN SECURITIES

         (a) On October 26, 2000, the Board of Directors of the Company unanimously consented to extend the expiration date of the Company's Public Warrants to November 10, 2001. All other terms and conditions of the Public Warrants shall remain the same (exercise price, manner of exercise, etc.).

         (b) Not Applicable.

         (c) During the three month period ended December 31, 2000, four warrant holders exercised their warrants to acquire an aggregate of 104,000 shares of our common stock. The names of the warrant holders, the dates of exercise the number of shares purchased, the exercise price and the proceeds recieved by the Company are listed below.

                                Date of         No. of       Exercise
Name                            Exercise        Shares         Price    Proceeds
----                            --------        ------         -----    --------
Bank Sal
Oppenheim                       10/27/00        40,000       $   2.00    $80,000

Union Atlantic                  11/01/00        20,000       $   1.00    $20,000

Sil Venturi                     12/01/00         4,000       $   2.00    $ 8,000

Aton Trust                      12/01/00        40,000       $   2.00    $80,000

Each of these warrant holders exercised their warrants in reliance upon Section 4(2) of the Securities Act of 1933, because each of these holders was knowledgeable, sophisticated and had access to comprehensive information about the Company. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

         (d) Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.   OTHER INFORMATION

         The Company is reporting information regarding its proposed acquisition of a controlling interest in Toy Concepts International Limited, a Hong Kong company, in this Form 10-QSB instead of in a Current Report on Form 8-K. This contains information required under "Item 5. Other Events."

         On February 12, 2001, the Company through its wholly owned subsidiary, International SMC (HK) Limited, entered into an agreement to purchase 600,000 shares or 60% of the issued and outstanding shares of Toy Concepts International Limited, a Hong Kong company from Lui Ka Shing David and Lui Yu Pik Kitty. The Company has a 3 1/2 month due diligence period to investigate Toy Concepts, which expires on June 1, 2001. There can be no assurances that this acquisition will close or that it will be profitable to the Company if it closes.

           Toy Concepts is engaged in the business of manufacturing and distributing toys, including toy lines of figures, molded horses and other animals, dolls and doll products. If the acquisition is closed, Toy Concepts intends to continue in its current line of business and will also begin distributing more toy karaoke products.

         The proposed stock purchase is being made pursuant to a Stock Purchase Agreement dated February 12, 2001. The foregoing discussion of the Stock Purchase Agreement is qualified by reference to the complete text of the Stock Purchase Agreement, as amended, which is filed as Exhibit 2.1 hereto and is incorporated herein by this reference.

         (c)      Exhibits.

         2.1 Stock Purchase Agreement dated February 12, 2001 by and between International SMC (HK) Limited, as purchaser, and Lui Ka Shing David and Lui Yu Pik Kitty, as the vendors, and Liu Yiu Wah, as vendor guarantor relating to the sale of 600,000 shares of Toy Concepts International Limited.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Title

------            -----

 2.1 Stock Purchase Agreement dated February 12, 2001 by and between International SMC (HK) Limited, as purchaser, and Lui Ka Shing David and Lui Yu Pik Kitty, as the vendors, and Liu Yiu Wah, as vendor guarantor relating to the sale of 600,000 shares of Toy Concepts International Limited.

(b) Reports on Form 8-K

                  On November 30, 2000, the Company filed a Form 8-K reporting information under Item 4 - Change in Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE SINGING MACHINE COMPANY, INC.




Dated: February 13, 2000      By: /s/ John F. Klecha
                                  ---------------------------
                                      John F. Klecha
                                      Chief Financial Officer