Form 10QSB/A
period 2000-12-31
SINGING MACHINE CO INC
filed 2001-06-26
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000
                                -----------------


                                    0 - 24968
                             Commission File Number


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


                                 (954) 596-1000
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  x  No
           ---    ---

               APPLICABLE ONLY TO CORPORATE ISSUERS

     There were 4,359,120 shares of Common Stock, $.01 par value, issued and outstanding at December 31, 2000.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

Explanatory Note

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item I.     Financial Statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   December 31,             March 31,
                                                                       2000                  2000
                                                                   ------------          ------------
                                                                    (unaudited)
CURRENT ASSETS:
  Cash                                                             $    411,184          $    378,848
  Accounts Receivable                                                 4,965,001               728,038
  Due from Factor                                                     2,630,918               115,201
  Due from Officer(s)                                                   110,000               110,000
  Due from related party                                                     --               394,706
  Inventory - net                                                     2,563,634             1,487,206
  Interest Receivable                                                     4,950                 7,425
  Prepaid Expenses and
    Other Current Assets                                                546,070               204,311
  Deferred Tax Asset                                                    363,194               363,194
                                                                   ------------          ------------
         TOTAL CURRENT ASSETS                                        11,594,951             3,788,929

PROPERTY AND EQUIPMENT, NET                                             291,218                99,814

OTHER ASSETS:
  Reorganization Intangible - net                                       389,434               458,158
                                                                   ------------          ------------
         TOTAL ASSETS                                              $ 12,275,603          $  4,346,901
                                                                   ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                    1,517,104               354,193
  Accrued Expenses                                                    1,739,366                73,675
  Income taxes payable                                                  769,583                11,994
  Notes Payable                                                               0                     0
  Due to related party                                                  204,683                   753
                                                                   ------------          ------------
         TOTAL CURRENT LIABILITIES                                    4,230,736               440,615
                                                                   ------------          ------------
SHAREHOLDERS' EQUITY:
Preferred Stock, $1.00 par value;
 1,000,000 shares authorized,
 issued and outstanding                                                      --             1,000,000
Common Stock, $.01 par value;
 18,900,000 shares authorized;
 4,362,920 and 2,960,120, shares
 issued and outstanding,
 respectively                                                            43,629                29,600
Common stock to be issued
 (50,000 and 67,500 shares,
  respectively)                                                             500                   675
Additional Paid In Capital                                            3,285,840             1,719,049
Deferred Guarantee Fees                                                (228,629)             (400,101)
Retained Earnings                                                     4,943,528             1,557,063
                                                                   ------------          ------------
         TOTAL SHAREHOLDERS' EQUITY                                   8,044,868             3,906,286
                                                                   ------------          ------------
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY                                          $ 12,275,603          $  4,346,901
                                                                   ============          ============

                 See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                       Nine Months Ended
                                                    December 31,      December 31,           December 31,      December 31,
                                                        2000              1999                   2000             1999
                                                    ------------      ------------           ------------      ------------
NET SALES                                           $ 13,863,790      $ 8,640,813           $ 30,768,186       $ 16,967,618

COST OF SALES                                          9,173,854         6,393,568             21,254,423        12,494,742
                                                    ------------      ------------           ------------      ------------

GROSS PROFIT                                           4,689,936         2,247,245              9,513,763         4,472,876

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                               2,259,606           938,747              4,806,054         1,921,996
                                                    ------------      ------------           ------------      ------------

INCOME FROM OPERATIONS                                 2,430,330         1,308,498              4,707,709         2,550,880

OTHER INCOME (EXPENSES):
  Other income                                            10,268             5,480                 14,214            16,142
  Interest expense                                      (201,294)          (40,430)              (404,486)          (48,681)
  Interest income                                          6,594                 0                 41,809                 0
  Factoring fees                                        (144,245)         (150,416)              (212,743)         (347,689)
                                                    ------------      ------------           ------------      ------------

                  NET OTHER EXPENSES                    (328,677)         (185,366)              (561,206)         (380,228)

INCOME BEFORE INCOME TAX
  EXPENSE                                              2,101,653         1,123,132              4,146,503         2,170,652

INCOME TAX EXPENSE                                       371,522                 0                760,038                 0

NET INCOME                                          $  1,730,131      $  1,123,132           $  3,386,465      $  2,170,652
                                                    ============      ============           ============      ============

NET INCOME PER COMMON SHARE
  Basic                                             $       0.40      $       0.39           $       0.81      $       0.75
                                                    ============      ============           ============      ============
  Diluted                                           $       0.34      $       0.23           $       0.69      $       0.53
                                                    ============      ============           ============      ============

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
  Basic                                                4,360,772         2,898,500              4,190,480         2,898,500
  Diluted                                              5,124,436         4,812,900              4,906,869         4,110,317

                 See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended                       Nine Months Ended
                                                    December 31,      December 31,           December 31,      December 31,
                                                        2000              1999                   2000              1999
                                                    ------------      ------------           ------------      ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                              $ 5,985,004       $ (295,523)           $ 1,623,779        $(1,294,369)
                                                    -----------       ----------            -----------        -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property and
    equipment                                           (45,613)          34,759               (255,007)           (96,796)
  Due from factor                                    (2,260,398)          (7,554)            (2,515,717)           (32,214)
  Due from related parties                               (3,143)         394,706                 (5,559)
                                                    -----------      -----------            -----------        -----------
         Net cash provided by (used in)
          investing activities                       (2,306,011)          24,062             (2,376,018)          (149,241)
                                                    -----------      -----------            -----------        -----------

CASH FLOW FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of common
   stock & exercise of warrants
   and options                                          188,000               --              1,580,645                 --
  Proceeds from issuance of preferred
   stock                                                     --               --             (1,000,000)         1,375,000
  Net proceeds from related party                    (3,352,085)              --                203,930                 --
  Net proceeds from notes payable                      (600,000)         831,873                     --            852,011
                                                    -----------      -----------            -----------        -----------
         Net cash provided by
          financing activities                       (3,764,085)         831,873                784,575          2,227,011
                                                    -----------      -----------            -----------        -----------

Increase in cash and cash
 equivalents                                            (85,092)         560,412                 32,336            783,401

Cash and cash equivalents
  - beginning of period                                 496,276          272,277                378,848             49,288
                                                    -----------      -----------            -----------        -----------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                   $   411,184      $   832,689            $   411,184        $   832,689
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


NOTE 2 -  MAJOR CUSTOMERS (Cont'd)
          ---------------

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

NOTE 4 -  EXERCISE OF STOCK OPTIONS AND WARRANTS AND MODIFICATION
          -------------------------------------------------------

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

NOTE 5 -  ISSUANCE OF STOCK OPTIONS TO EMPLOYEES
          --------------------------------------

          At the end of September 2000, the Company issued 675,500 options to employees of the Company. The exercise price of these options is $3.06 per option. This price is equal to the fair market value of the Company's common stock on the grant date. These options were accounted for in accordance with APB No. 25.


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

NOTE 7 -  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY
          ----------------------------------------------------------

          In November 2000, the Company closed an acquisition of 60% of the ordinary voting shares of a Hong Kong toy company for a total purchase price of $170,000. The Company believed that the vendors has extended the effective date to June 2001, but a dispute arose and the Company committed to dispose of the entire investment. Accordingly, pursuant to Statement of Financial Accounting Standards No. 94 "Consolidation of All Majority-Owned Subsidiaries," the Company is treating the control of the subsidiary as temporary and has recorded the entire investment of $170,000 and advances of approximately $59,000 at cost included in prepaid expenses and other assets. The Company intends to enter into a contract to sell its 60% interest to Robert Whitkin at the original cost.


NOTE 8 -  SEGMENTS
          --------

          The Company operates in one business segment. Sales during the three months and nine months ended December 31, 2000, were generated in the following geographic regions.

                                              Three Months      Nine Months
                                                 Ended            Ended
                                              -----------      -----------
                          United States       $13,691,080      $30,330,473
                          Europe/Asia             172,710          437,713
                                               ----------       ----------
                          Total Sales         $13,863,790      $30,768,186
                                              ===========      ===========

                                EXPLANATORY NOTE


         We are filing this amendment to our quarterly report on Form 10-QSB for the nine months and three months ended December 31, 2000. Although there is no effect on net earnings, we are restating our sales and cost of goods sold. The correction results in an improved gross profit percentage on product sales while net earnings per share remains unchanged.

         Our total revenues were $30,768,186 for the nine months ended December 31, 2000 and $13,863,790 for the three months ended December 31, 2000. This reflects the application of SFAS No. 48, which requires that the gross effect of the accrual for product returns be posted to sales and cost of sales, rather than the net effect, which was previously recorded only to sales. The difference between the two methods became material at December 31, 2000 due to a non-recurring problem for which we recorded a larger than usual product return accrual. We are also reporting that out acquisition of sixty percent (60%) of the outstanding common stock of Toy Concepts International, Inc. closed on November 10, 2000. This acquisition was not material and we plan of disposing of our investment immediately.

         We hereby amended and restate our Quarterly Report on Form 10- QSB for the nine months and three months ended December 31, 2000 in its entirety as set forth in this Amendment No. 1.

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

RESULTS OF OPERATIONS

REVENUES

Our revenues increased 62% to $13,863,790 for the three month period ended December 31, 2000 compared with revenues of $8,640,813 for the three-month period ended December 31, 1999. Our revenues increased by 81.3% to $30,786,186 for the nine month period ended December 31, 2000, compared with revenues of $16,967,618 during the same period in 1999. The increase in total revenues can be attributed to the addition of a major customer. It can also be attributed to the growing popularity of karaoke as wholesome family entertainment.

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

                     Date of         No. of       Exercise
Name                 Exercise        Shares       Price         Proceeds
----                 --------        ------       -----         --------
Bank Sal.
Oppenheim            10/27/00        40,000       $2.00         $80,000

Union Atlantic       11/01/00        20,000       $1.00         $20,000

Sil Venturi          12/01/00         4,000       $2.00         $ 8,000

Aton Trust           12/01/00        40,000       $2.00         $80,000

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

         (d) Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.   OTHER INFORMATION

         The Company purchased 600,000 shares or 60% of the issued and outstanding shares of Toy Concepts International Limited, a Hong Kong company from Lui Ka Shing David and Lui Yu Pik Kitty, effective as of November 10, 2000. The acquisition was not material and did not require that the Company file a Form 8-K. The Company believed that the closing date had been extended until June 30, 2001. However, a dispute over the effective date of the closing. In order to avoid litigation, the Company decided to accept the November 10 closing date. The Company intends to sell its shares of Toy Concepts to Lawrence Whitkin.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(c)      Reports on Form 8-K

         On November 30, 2000, the Company filed a Form 8-K reporting information under Item 4 - Change in Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE SINGING MACHINE COMPANY, INC.




Dated: June 26, 2001                                 By: /s/ John F. Klecha
                                                         -----------------------
                                                         John F. Klecha
                                                         Chief Financial Officer