Form 10KSB
period 2001-03-31
SINGING MACHINE CO INC
filed 2001-06-29
CIK 923601

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                          COMMISSION FILE NO.: 0-24968

                        THE SINGING MACHINE COMPANY, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

             Delaware                                  95-3795478
          --------------                         ---------------------
   (State or other jurisdiction                     (IRS Employer
 of incorporation or organization)               Identification No.)

             6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (954) 596-1000
                           --------------------------
                           (Issuer's telephone number)


              ------------------------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                          if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

            Securities registered pursuant to 12(g) of the Act: None
                         Common Stock Purchase Warrants

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   x    No
                            -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $34,306,839

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $5.06 per share as reported on the American Stock Exchange on June 19, 2001, was approximately $14,981,515.00. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS: Indicate whether the Issuer has filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                        Yes   x    No
                            -----    -----

APPLICABLE ONLY TO CORPORATE REGISTRANTS: State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

4,359,120 shares of Common Stock were outstanding as of March 31, 2001.

                        THE SINGING MACHINE COMPANY, INC.
                                TABLE OF CONTENTS

                                                                          Page
                                                                          -----
PART I
------

Item 1.           Business ................................................ 3

Item 2.           Properties.............................................. 10

Item 3.           Legal Proceedings ...................................... 10

Item 4.           Submission of Matters to a
                  Vote of Security Holders ............................... 10

PART II
-------

Item 5.           Market for Company's Common Equity
                  And Related Stockholder Matters ........................ 10

Item 6.           Management's Discussion and
                  Analysis or Plan of Operations ......................... 13

Item 7.           Financial Statements and Supplementary Date............. 18

Item 8.           Change in and Disagreements
                         with Accountants on Accounting
                  and Financial Disclosure ............................... 18

PART III
--------

Item 9.           Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act ...................... 19

Item 10.          Executive Compensation ................................. 21

Item 11.          Security Ownership of Certain
                  Beneficial Owners and Management ....................... 22

Item 12.          Certain Relationships and Related Transactions ......... 24

Item 13.          Exhibits, Financial Statement
                  Schedules and Reports on Form 8-K ...................... 26

SIGNATURES

PART I - FORWARD LOOKING STATEMENTS


Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations - Factors That May Affect Future Results and Market Price of Stock."

Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward- looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.


ITEM 1.           BUSINESS
                  --------
                  The Singing Machine Company, Inc. (the "Company" or "we") is engaged in the distribution and marketing of electronic karaoke audio equipment which plays backing tracks (music without lyrics) of popular songs and records the vocal accompaniment of professional and amateur singers to those backing tracks. We contract for the manufacture of all electronic equipment products with manufacturers located in the Far East. We also produce and market karaoke music, including CD plus graphics, and audiocassette tapes containing music and lyrics of popular songs for use with karaoke recording equipment. One track of those tapes offers complete music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all audiocassette music sold by us is accompanied by printed lyrics, and our karaoke CD's with graphics contain lyrics, which appear on the video screen. We contract for the reproduction of audiocassette music, which is produced by us or by an independent producer.

                  We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we were the first to offer karaoke electronic recording equipment and music for home use in the United States.

                  In May 1994, we merged into a wholly owned subsidiary incorporated in Delaware with the same name. As a result of that merger, the Delaware corporation became the successor to the business and operations of the California corporation and retained the name The Singing Machine Company, Inc.

PRODUCT LINES

                  We currently have a product line of 12 different models of recording and playback units incorporating such features as a CD graphics player, a graphics equalizer and high-output stereo amplifier and market these products under our trademark, The Singing Machine(TM). We also license our trademark, on a non- exclusive basis, to others for sale around the world. We believe that we are the only major company in the karaoke industry in the United States, which sells both hardware and music.

                  The 12 different models of electronic recording and playback equipment sell at retail prices ranging from $30 for basic units to $400 for semi-professional units with CD plus graphics player sound enhancement, graphic equalizers, echo tape record/playback features, and multiple inputs and outputs for connection to compact disc players and video cassette recorders. We currently offer our audio software in two formats - multiplex cassettes and CD plus graphics with retail prices ranging from $6.95 to $19.95. We purchase recordings from independent producers and currently have a song library of over 2,700 songs. Our backing track product line covers the entire range of musical tastes including popular hits, golden oldies, country, standards, rock and roll, and rap. We even have backing tracks for opera and certain foreign language recordings.

SUBSIDIARIES

                  In July 1994, we formed a wholly owned subsidiary in Hong Kong, now known as International SMC (HK) Ltd., to coordinate our production and finance in the Far East. International assists with the coordination of product shipments from China and other foreign factories as well as the negotiation of foreign letters of credit.

THE MARKET

                  Based upon Japanese industry estimates, the karaoke industry exceeds sales of $10 billion in the Far East. The current North American market for karaoke products is estimated at less than $250 million. Therefore, we believe that there is tremendous growth potential not only in the North American market, but also in South America and Europe as well.

                  Although there are other electronic component competitors for our hardware products, and other audio software competitors, we believe we are the only major company specializing in karaoke category that offers complete lines of hardware including CD+graphics machines as well as an extensive software library.


SALES, MARKETING AND DISTRIBUTION

MARKETING

                  We rely on management's ability to determine the existence and extent of available markets for our products. Our management has considerable marketing and sales background and devotes a significant portion of its time to marketing-related activities. We achieve both domestic and direct sales by marketing our hardware and software products primarily through our own sales force and approximately 11 independent sales representatives. Our representatives are located in various states and are paid a commission based upon sales in their respective territories. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days notice. We work closely with our major customers to determine marketing and advertising plans.

                  We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the Hong Kong Electronics Show each October in Hong Kong; and the American Toy Fair each February in New York.

                  Our electronic recording products and music are marketed under The Singing Machine(TM) trademark throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores, and warehouse clubs. Our karaoke machines and karaoke music is currently sold in such stores as Target, J.C. Penney, Fingerhut, Best Buy, and Sears.

SALES

                  As a percentage of total revenues, our net sales in the aggregate to our six and five largest customers during the fiscal years ended March 31, 2001 and 2000, respectively, were approximately 82% and 70% respectively. Two major retailers, that individually purchased greater than 10% of the company's total revenues, accounted for 32% and 23% in fiscal 2001 and 30% and 18% in fiscal 2000.

                  Although we have long-established relationships with all of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

                  Returns of electronic hardware and music products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our credit policies are tailored to our customer base. We have not suffered significant credit losses to date.

DISTRIBUTION

                  We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory (domestic sales), and shipments directly from our Hong Kong subsidiary or manufacturers in the Far East of products sold by our sales force (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout the United States from inventories maintained at our warehouse facility in Florida or directly from the music producers.

                  Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a "domestic supplier of imported goods." We purchase electronic recording products overseas for our own account and warehouse the products in leased facilities in Florida and California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such warehouse products and, therefore, warehouse sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots.

                  Direct Sales. We formed International SMC (HK) Ltd. in 1994 to facilitate sales outside of the United States and to facilitate the purchase of equipment from vendors in China. We ship some hardware products sold by us directly to customers from the Far East through International SMC (HK). Sales made through International SMC (HK) are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers in Italy, England, Canada, South America and the United States, who pay International SMC (HK) pursuant to their own international, irrevocable, transferable letters of credit or on open account.

MANUFACTURING AND PRODUCTION

                  The electronic recording devices sold by us are manufactured and assembled by third parties pursuant to design specifications provided by us. Three factories in the People's Republic of China assemble our electronic recording devices. The finished products are packaged and labeled under our trademark, The Singing Machine(TM).

                  Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. The electronic components are installed in cabinets manufactured by three manufacturers. International SMC (HK) owns certain tools and dies used in the production of certain models of the electronic audio equipment sold by us.

                  We presently purchase and import virtually all of our electronic recording products from three suppliers located in the People's Republic of China. In fiscal 2001 and 2000, suppliers in the People's Republic of China accounted for in excess of 94% and 88%, respectively, of the total product purchases, including virtually all of our hardware purchases. Our primary suppliers of electronic recording products are located in the Shenzen province of the People's Republic of China.

                  While we purchase our products from a small number of large suppliers with whom we maintain a close alliance, all of the electronic components and raw materials used by us are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition. To ensure our high standards of product quality and that suppliers meet shipping schedules, we utilize Hong Kong based employees of International SMC (HK) Ltd. as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the suppliers to verify that such specifications are met. Additionally, key personnel frequently visit suppliers for quality assurance and to support good working relationships.

                  All of the electronic equipment sold by us is warranted against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2001 and 2000, warranty claims have not been material to our results of operations.

LICENSE AGREEMENT WITH MTV

                  In November 2000, we entered into a multi-year domestic merchandise license agreement with MTV to create the first line of

MTV karaoke machine and compact disks with graphics (CD+G) featuring music for MTV's core audience. Under the licensing agreement, we will produce two MTV-branded products: (1) a large format karaoke machine with a built in, fully functional television that enables users to view song lyrics and (2) a small karaoke system that connects to a television. We will also produce exclusive CD+G's featuring music catering to MTV's core audience that will be distributed with the MTV branded karaoke machines.

                  We plan on distributing the MTV-licensed product through our established distribution channels, including Best Buy, Costco, Toys R Us, JC Penny, Sears, Musicland and Sam's Club. The high- profile distribution network also may be expanded to include online-only retailers. We would like to have these products in the stores by the fall of 2001. However, there can be no assurances that we will be able to meet this deadline.

COMPETITION

                  Our business is highly competitive. In addition, we compete with all other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's, and videocassettes. Our financial position depends, among other things, on our ability to keep pace with such changes and developments and to respond to the requirements of our customers. Many of our competitors have significantly greater financial, marketing, and operating resources and broader product lines than we do. Our major electronic component competitors include Grand Prix, Casio, and Memorex. Our major music competitors are Pocket Songs and Sound Choice.

                  We believe that competition in our markets is based primarily on price, product performance, reputation, delivery times, and customer support. We believe that, due to our proprietary know-how, we have the ability to develop and produce hardware and software on a cost-effective basis.

TRADEMARKS

                  We have registered various Singing Machine trademarks with the United States Patent & Trademark Office and also have common law rights in the Singing Machine trademarks. We have also registered the Singing Machine trademark in the United Kingdom, Germany, the Benelux countries, Switzerland and the United Kingdom.

COPYRIGHTS AND LICENSES

                  We hold federal and international copyrights to substantially all of the music productions comprising our song library. However, since each of those productions is a re-recording of an original work by others, we are subject to both contractual and statutory licensing agreements with the publishers who own or control the copyrights of the underlying musical compositions and are obligated to pay royalties to the holders of such copyrights for the original music and lyrics of all of the songs in our library that have not passed into the public domain. We are currently a party to more than 2,700 different written copyright license agreements.

                  The Federal Copyright Act creates a compulsory statutory license for all non-dramatic musical works, which have been distributed to the public in the United States. Under the Federal Copyright Act, with respect to each work included in a music product distributed by us under a compulsory license, we are required to pay a royalty of the greater of $0.075 per song with respect to each item of music produced and distributed by us (the "Statutory Rate"). Royalties due under compulsory licenses are payable monthly. We currently have compulsory statutory licenses for approximately 30 songs in our song library.

                  The majority of the songs in our song library are subject to written copyright license agreements. Our written licensing agreements for music typically provide for royalties at the Statutory Rate although some provide for lower royalty rates. Written licenses typically provide for quarterly royalty payments. We also have written license agreements for substantially all of the printed lyrics, which are distributed, with our music products, which licenses also typically provide for quarterly payments of royalties at the Statutory Rate.

GOVERNMENT REGULATION

                  In 2000, the People's Republic of China gained "Most Favored Nation" treatment for entry of goods into the United States for an additional year. In the context of United States tariff legislation, MFN treatment means that products are subject to favorable duty rates upon entry into the United States. IF MFN status for China is restricted or revoked in the future, our cost of goods purchased from Chinese vendors is likely to increase. A resultant change in suppliers would likely have an adverse effect on our operations and, possibly, earnings, although management believes such adversity would be short-term as a result of its ability to find alternative suppliers. We continue to closely monitor the situation and have determined that the production capabilities in countries outside China, which have MFN status and, therefore, have favorable duty rates, would meet our production needs.

                  It must also be noted that at the present time, China is applying for membership into the World Trade Organization ("WTO").

This application is meeting with great favor from many of the WTO's other members. If this membership is approved, China will no longer require MFN status for US trade. The decision on membership will be submitted to the Ministerial Conference in Doha, Qatar in November of 2001.

EMPLOYEES

                  As of March 31, 2001, the Company employed 22 persons, all of whom are full-time employees, including two executive officers. Five of our employees are located at our subsidiary International (SMC) HK Ltd. The remaining seventeen employees are based in the United States, including the two executive positions, six are engaged in warehousing and technical support, and nine in accounting, marketing and administrative functions.


ITEM 2.           PROPERTIES
                  ----------

                  Our corporate headquarters are located in Coconut Creek, Florida in an 11,200 square foot office and warehouse facility. Our lease expires on April 30, 2004. In December 2000, we established a corporate office in Hong Kong, consisting of 2,000 square feet. We share this office space with Toy Concepts International. Our lease expires on October 31, 2002. We also have three warehouse facilities, two in California and one warehouse in Florida.

                  We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing lease.


ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

                  We filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, case number 97-22199-BKC-RBR, on April 11, 1997. On March 17, 1998, the U.S. Bankruptcy Court confirmed our First Amended Plan of Reorganization. As of June 10, 1998, our plan has been fully implemented.

                  We are not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against us. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                  ----------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

                  Our common stock currently trades on the American Stock Exchange under the symbol "SMD." We began trading on the AMEX on March 8, 2001. From January 26, 1996 through March 7, 2001, we traded on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "SING". Set forth below is the range of high and low bid information for our common stock as traded on the OTC Bulletin Board for the two most recent fiscal years, as reported by the National Quotation Bureau, Inc. This information represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.


Fiscal Period                                  High Bid      Low Bid

2001:
-----
First Quarter (April 1-June 30, 2000)           $4.25         $2.47
Second Quarter (July 1-September 30, 2000)       4.06          2.19
Third Quarter (October 1-December 31, 2000)      6.56          3.44
Fourth Quarter (January 1-March 8, 2001)         5.63          3.81
Fourth Quarter (March 8-March 31, 2001)          5.45*         4.50*

2000:
-----
First Quarter (April 1-June 30, 1999)           $2.59         $1.31
Second Quarter (July 1-September 30, 1999)       2.09          1.59
Third Quarter (October 1-December 31, 1999)      2.13          1.63
Fourth Quarter (January 1-March 31, 2000)        5.38          1.59

---------------------
* The Company began trading on the American Stock Exchange on March 8, 2001 and the following prices represent the high and low sales prices on the AMEX during the period noted above.

                  On June 19, 2001, the closing bid price of our common stock as reported on the American Stock Exchange was $5.06 per share.
                  As of June 19, 2001, there were approximately 311 record holders of our outstanding common stock and approximately 748 beneficial owners of our common stock.


COMMON STOCK
------------

                  The Company has never declared or paid cash dividends on its common stock and the Company's Board of Directors intends to continue its policy for the foreseeable future. Furthermore, the Company's credit facility with LaSalle Business Credit, Inc. restricts the Company from paying any dividends to its shareholders, unless it obtains prior written consent from LaSalle. Future dividend policy will depend upon the Company's earnings, financial condition, contractual restrictions and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law. During the fiscal year ending March 31, 2000, the Company paid a dividend of $105,078 on its preferred stock.

COMMON STOCK PUBLIC WARRANTS
----------------------------

                  The Company's Common Stock Public Warrants ("Public Warrants") are currently traded on the OTC Bulletin Board under the symbol "SINGW". Set forth below is the range of high and low bid information for the Company's Public Warrants for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.


2000:
-----
First Quarter...........................   $ .125         $ .125
Second Quarter..........................     .0625          .0625
Third Quarter...........................     .06            .06
Fourth Quarter..........................     .5625          .4375

2001:
-----
First Quarter...........................   $ .468         $ .062
Second Quarter..........................     .14            .04
Third Quarter...........................     .10            .031
Fourth Quarter..........................     .156           .011


                  The closing bid price for the Company's Public Warrant on the OTC Bulletin Board on June 19, 2001 was $.015 per share.

                  The Company currently has 1,656,000 Public Warrants issued and outstanding. After the Company's reorganization, and after giving effect to the post-bankruptcy common stock reverse split (April 1, 1998), ten (10) Public Warrants are required to purchase one (1) share of the Company's Common Stock. Ten (10) Public Warrants entitle the holder thereof to purchase at any time on or before November 10, 2001 (the "Expiration Date") one (1) share of the Company's common stock at a price of $36.00 per share. After the expiration date, warrant holders have no further rights.

Sale of Unregistered Securities

                  On March 13, 2001, we issued 20,000 options to Robert Weinberg and 10,000 options to John DeNovi. The exercise price of these options is $4.90 per share and the expiration date is March 13, 2006. Half of Mr. Weinberg's options vest on December 1, 2001 and the remainder vest on December 1, 2002. Half of Mr. DeNovi's options vest on March 13, 2002 and the remainder vest on March 13, 2003. We issued these options to Mr. Weinberg and Mr. DeNovi in reliance upon Section 4(2) of the Securities Act, because our employees were knowledgeable, sophisticated and had access to comprehensive information about us.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

The following discussions and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


RESULTS OF OPERATIONS

                  The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:


                                               YEAR ENDED MARCH 31,
                                       ------------------------------------
                                          2001         2000         1999
                                       ----------   ----------   ----------

Total Revenues........................   100.0%        100.0%       100.0%

Cost of Sales.........................    65.5          72.1         73.6

Selling, general and
  Administrative expenses.............    19.8          19.9         16.2

Operating income (loss)...............    14.7           8.0         10.2

Other expenses, net...................     2.5           5.0          2.3

Extraordinary item....................      --            --           --

Income (loss) before taxes............    12.2           3.0          7.9

Provision (benefit) for income taxes..      .1          (0.8)        (1.8)

Income (loss).........................    12.0           3.8          9.7

THE YEAR ENDED MARCH 31, 2001 AS COMPARED
TO THE YEAR ENDED MARCH 31, 2000

REVENUES

                  Total revenues increased 80.3% in the fiscal year ended March 31, 2001. The increase in revenue from $19,032,320 to $34,306,839 in 2001 can be attributed to the addition of a major customer and increased awareness of karaoke in the retail community. Another factor resulting in increased revenue is the addition of a major retail customer to our customer base. The addition of this customer alone added 20% to our revenues for this fiscal year.


GROSS PROFIT

                  The gross profit for 2001 was 34.5% as compared to 27.9% in fiscal year 2000. The increased gross margin is due to a favorable decrease in the cost of products, both hardware and music. These decreases can be attributed to an increased volume of purchasing. Another factor of increased gross margin is the increased percentage of music sales as compared to hardware sales. Overall, the gross profit on music sales is higher than that of hardware.


INCOME FROM OPERATIONS

                  The increase in income from operations from $1,525,668 to $5,027,593 is due primarily to increased sales.


OPERATING EXPENSES

                  Operating expenses increased by 80.1% in fiscal 2001 as compared to fiscal 2000. A good portion of this increase in operating expenses was due to the significant increase in sales and its impact on variable selling expenses such as freight expense, sales commissions, cooperative advertising, and travel expenses, among others. Another factor of this change is the addition of personnel, increasing compensation expense. The Company grew from 12 employees at March 31, 2000 to 22 employees at March 31, 2001. Five of these employees are based in our new International SMC (HK) Ltd. office. We have also added a warehouse and repair facility, which at March 2001 employed 2 people. The remaining employees were added to the infrastructure of the home office. The accrual for management bonus also attributed to the increase in operating expenses. This expense is due largely to increased sales, but also to fairly stable expenses for the fiscal year.

DEPRECIATION AND AMORTIZATION

                  Depreciation and amortization expenses increased from $116,369 in fiscal 2000 to $301,064 in fiscal 2001. The addition of new product molds in Hong Kong and the opening of a new Hong Kong office contributed to this increase. Also contributing to this increase was the expansion of our home office in Coconut Creek into another unit next to our existing facility.


OTHER EXPENSES

                  Other expenses decreased from $947,982 in fiscal year 2000 to $839,572 in fiscal year 2001. This is primarily due to the expense in fiscal 2000 of non-cash based guarantee fees.

                  Loss on accounts receivable due to factoring was 0.25% of total revenues in fiscal 2001 as compared to 2.3% of total revenues in fiscal 2000. This decrease is due to the favorable factoring rates negotiated for the year.


NET INCOME

                  Net income after taxes (tax benefit) for the fiscal year ended March 31, 2001 and 2000 was $4,164,701 and $737,985, respectively. The increase in sales and stability of general expenses attributed to the increased bottom line. The tax expense for fiscal 2001 is due to alternative minimum tax. The Company has remaining net operating loss carry forwards to cover US taxes that may have been due on the profitability of the Company.


THE YEAR ENDED MARCH 31, 2000 AS COMPARED
TO THE YEAR ENDED MARCH 31, 1999

REVENUES

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

INCOME FROM OPERATIONS

                  Income from operations for fiscal year 2000 was approximately $1,525,668 versus $973,000 for fiscal year 1999 or approximately a 57% increase. During fiscal year 2000, the Company incurred non- cash charges to operations of approximately $852,000 for stock based compensation. These charges are the result of computations of the fair market value of common stock options and common stock warrants granted during fiscal year 2000. Had non-cash stock based compensation not been recognized in fiscal year 2000, the increase in income from operations would have been approximately 144%.

OPERATING EXPENSES

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

NET INCOME

                  Although net income for fiscal 2000 was approximately $738,000 versus approximately $924,000 for fiscal year 1999. Approximately $852,000 charged to earnings during fiscal year 2000 was a result of the estimate of the fair market value of common stock options and common stock warrants granted, which has no effect upon Company operations or cash flow and with the exception of deferred stock based guarantee fees to be recognized in future periods, is a non- recurring item.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

                  At March 31, 2001, the Company had current assets of $9,016,324, compared to $3,788,929 at March 31, 2000; total assets of $10,509,682 as compared to $4,346,901 at March 31, 2000; current liabilities of $1,591,021 as compared to $440,615 at March 31, 2000; and a current net worth of $8,918,661 as compared to $3,906,286 at March 31, 2000. The increase in current assets, total assets, and net worth can be attributed to the large increase in sales for the fiscal year. The increase in current liabilities is due to a significant accrual for management bonuses and the increased use of vendor credit facilities for the operations of THE Company's business. You will note that the large majority of the increase in total assets is in current assets. Current assets consist primarily of cash, accounts receivable, and inventory.

Capital Resources
-----------------

                  The Company has obtained significant financing for continuing operations and growth. In April 2001, the Company entered into a credit facility with LaSalle Business Credit, Inc., which replaced the Company's pre-existing financing arrangements with Main Factors, Inc. and EPK Financial. The Company also has a credit facility with Belgian Bank, which is not currently in use and the terms of which are being renegotiated.

LaSalle Bank

                  The Company entered into a new credit facility with LaSalle Business Credit, Inc. (the "Lender"or "LaSalle") in April 2001. Under this credit facility, the Lender will advance up to 75% of the Company's eligible accounts receivable, plus up to 40% of eligible inventory, plus up to 40% of commercial letters of credit issued/guaranteed by the Lender minus reserves as set out in the loan documents.

                  The agreement is subject to loan limits from zero to $10,000,000 depending on the time of the year, as stipulated in the loan documents.

                  The loan of funds under this agreement bears interest at the lender's prime rate plus .5%. There is also and annual fee of 1% of the loan maximum, or $100,000.

                  The term of the agreement runs through April 26, 2004 and is automatically renewable for one-year terms thereafter. The facility contains a covenant on minimum tangible net worth that the Company must maintain. The loan contains a 90 days repayment on demand in the event of default, and allows for a clean up period every 12 months where the loan amount must go to zero for a period of time. The loan is secured by a first lien on all present and future assets of the Company, except certain tooling located in China.

                  The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

                  The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Company's capital resources. The Company has no additional outstanding credit lines or credit commitments in place and has no additional current need for financial credit. In next few months, the Company may obtain additional credit facilities for its Hong Kong subsidiary, but this will not have a significant impact on its liquidity.

Belgian Bank

                  Effective February 14, 2000, the Company, through its Hong Kong subsidiary, obtained a credit facility of $500,000 (US) from Belgian Bank, Hong Kong, a subsidiary of Generale Bank, Belgium. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit held by Belgian Bank. There is no maturity date except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety (90) days after the advance. This credit facility is not currently in use and the terms are being renegotiated.

Credit Facilities that were Terminated in April 2001

Main Factors

                  The Company was a party to a factoring agreement, dated June 16, 1999, and amended December, 1999 and April, 2000, with Main Factors, Inc. (Main Factors). The Company terminated this arrangement with Main Factors in April 2001, when it entered into a credit facility with LaSalle. Under the factoring agreement, Main Factors purchased certain selected accounts receivable from the Company and advanced 75% - 85% of the face value of those receivables to the Company. The accounts receivable were purchased by Main Factors without recourse and Main Factors therefore performed an intensive credit review prior to the purchase of the receivables.

                  The Company was charged a fixed percentage fee of the invoice, which could decrease on volume. The purchase of receivables of the Company by Main Factors was absolute and was a true sale of receivables. Main Factors has placed no maximum limit on the amount of the Company's receivables it would purchase. John Klecha, the Company's Chief Operating Officer and Chief Financial Officer, personally guaranteed this factoring agreement.

EPK Financial Corporation

                  The Company entered into an agreement with EPK Financial Corporation (EPK) whereby EPK would open letters of credit with the Company's factories to import inventory for distribution to the Company's customers. The Company terminated this arrangement with EPK in April 2001, when it entered into a credit facility with LaSalle. During fiscal 2001, the Company did not use its credit facility with EPK.

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

Factors That May Affect Future Results and Market Price of Stock

Our inability to compete and maintain our niche in the entertainment industry could hurt our business

                  The business in which we are engaged is highly competitive. In addition, we must compete with all the other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's and video cassettes. Competition in the karaoke industry is based primarily on price, product performance, reputation, delivery times, and customer support. We believe that our new product introductions and enhancements of existing products are material factors for our continuing growth and profitability. Many of our competitors are substantially larger and have significantly greater financial, marketing and operating resources than we have. No assurance can be given that we will continue to be successful in introducing new products or further enhancing existing products.

We rely on sales to key customers which subjects us to risk

                  As a percentage of total revenues, our net sales to our five largest customers during the fiscal years ended March 31, 2001 and 2000, were approximately 77% and 70% respectively. Two major retailers, that individually purchased greater than 10% of the Company's total revenues accounted for 32% and 23% in fiscal 2001 and 30% and 18% in fiscal 2000. During fiscal year 2002, we further intend to broaden our base of customers. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

We have significant reliance on large retailers which are subject to changes in the economy

                  We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers which are catalogs and showrooms, national chains, specialty in stores, and warehouse clubs. Certain of such retailers have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and some are currently operating under the protection of bankruptcy laws. Despite the difficulties experienced by retailers in recent years, we have not suffered significant credit losses to date. A deterioration in the financial condition of our major customers could have a material adverse effect on our future profitability.

We are subject to the risks of doing business abroad

                  We are dependent upon foreign companies for manufacture of all of our electronic products. Our arrangements with manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors which could have an adverse impact on our business. We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us, because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of certain of our suppliers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured.

                  During fiscal 2001 and 2001, suppliers in the People"s Republic of China accounted for in excess of 94% and 88%, respectively of our total product purchases, including virtually all of our hardware purchases. If Most Favored Nation status for China is restricted or revoked in the future, the costs of goods purchased from Chinese vendors is likely to increase. Management continues to closely monitor the situation and has determined that the production capabilities in countries outside China which have MFN status and, therefore, have favorable duty rates, would meet production needs. Such a change in suppliers may have a short-term adverse effect on operations and, possibly, earnings.

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

We are subject to seasonality which is affected by various economic conditions and changes resulting in fluctuations in quarterly results

                  We have experienced, and will experience in the future, significant fluctuations in sales and operating results from quarter to quarter. This is due largely to the fact that a significant portion of our business is derived from a limited number of relatively large customer orders, the timing of which cannot be predicted. Furthermore, as is typical in the karaoke industry, the quarters ended September 30 and December 31 includes increased revenues from sales made during the holiday season. Additional factors that can cause our sales and operating results to vary significantly from period to period include, among others, the mix of products, fluctuating market demand, price competition, new product introductions by competitors, fluctuations in foreign currency exchange rates, disruptions in delivery of components, political instability, general economic conditions, and the other considerations described in this section entitled "Risk Factors."

                  Accordingly, period-to-period comparisons may not necessarily be meaningful and should not be relied on as indicative of future performance. Historically, the third quarter of our fiscal year, the three months ended December 31, have been the most profitable quarter, and the fourth quarter of our fiscal year, the three months ended March 31, have been the least profitable quarter.

Our proprietary technology may not be sufficiently protected

                  Our success depends on our proprietary technology. We rely on a combination of contractual rights, patents, trade secrets, know-how, trademarks, non-disclosure agreements and technical measures to establish and protect our rights. We cannot assure you that we can protect our rights to prevent third parties from using or copying our technology.


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

Consumer discretionary spending may affect karaoke purchases and is affected by various economic conditions and changes

                  Our business and financial performance may be damaged more than most companies by adverse financial conditions affecting our business or by a general weakening of the economy. Purchases of karaoke audio software and electronic recording equipment are considered discretionary for consumers. Our success will therefore be influenced by a number of economic factors affecting discretionary and consumer spending, such as employment levels, business, interest rates, and taxation rates, all of which are not under our control. Adverse economic changes affecting these factors may restrict consumer spending and thereby adversely affect our growth and profitability.

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

Our business operations could be significantly disrupted if we lose members of our management team

                  Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. Although we have entered into employment contracts with Messrs. Steele and Klecha, the loss of the services of either of these individuals could prevent us from executing our business strategy. See "Management -Directors and Executive Officers" for a listing of our executive officers.


Your investment may be diluted

                  If additional funds are raised through the issuance of equity securities, your percentage ownership in our equity will be reduced. Also, you may experience additional dilution in net book value per share, and these equity securities may have rights, preferences, or privileges senior to those of yours.

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

Risks Associated with our Capital Structure

Future sales of our common stock held by current stockholders may depress our stock price

                  As of June 1 2001, there were 4,445,320 shares of our common stock outstanding, of which approximately 1,198,883 were restricted securities as that term is defined by Rule 144 under the Securities Act of 1933. The restricted securities will be eligible for public sale only if registered under the Securities Act or sold in accordance with Rule 144. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold under this prospectus or under Rule 144, or the perception that these sales could occur. We have filed a registration statement on Form S-8 to register the sale of up to 1,229,500 shares of our common stock underlying stock options granted and to be granted under our stock option plan. Additionally, we intend to file a registration statement to register for resale approximately 1.3 million shares of our common stock. These factors could also make it more difficult to raise funds through future offerings of common stock.

Adverse Effect on Stock Price from Future Issuances of Additional Shares

                  Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of June 1 2001, we had 4,445,520 shares of common stock issued and outstanding and an aggregate of 1,717,400 outstanding options and warrants and 1,656,000 public warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 11,081,080 shares of common stock.

                  Any issuance of additional shares of common stock, whether by us to new stockholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing stockholders.

Provisions in our charter documents and Delaware law may make it difficult for a third party to acquire our company and could depress the price of our common stock.

                  Delaware law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions of our restated certificate of incorporation include: authorizing our board of directors to issue additional preferred stock, limiting the persons who may call special meetings of stockholders, and establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

                  We are also subject to certain provisions of Delaware law that could delay, deter or prevent us from entering into an acquisition, including the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of our common stock and may deprive you of an opportunity to sell your shares at a premium over prevailing prices.

ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

                  The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ------------------------------------------------
                  ACCOUNTING AN FINANCIAL DISCLOSURE
                  ----------------------------------

                  Weinberg & Company, P.A. (the "Former Accountant"), was replaced as independent certified public accountant and independent auditor for the Company on November 28, 2000. The Company's decision to change accountants was approved by its Board of Directors because Scott Salberg, the auditor who has been responsible for the Company's account, left the Former Accountant to start his own accounting firm.

                  The report of the Former Accountant on the financial statements of the Company for the year ended March 31, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended March 31, 2000, and through the date of this report, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

                  On November 28, 2000, the Company engaged Salberg & Company, P.A., as its independent auditor and independent certified public accountant. The Company did not consult with Salberg and Company, P.A. regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Salberg & Company, P.A. that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

                                    PART III

Item 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  ----------------------------------------------------
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ------------------------------------------------------
                  ACT
                  ---

                  The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2001.

             Name             Age       Position

         Edward Steele        71        Chief Executive Officer
                                        And Director

         John F. Klecha       50        President, Chief Financial
                                        Officer, Chief Operating
                                        Officer, Secretary, Treasurer,
                                        and Director

         Josef A. Bauer       63        Director

         Howard W. Moore      70        Director

         Robert J. Weinberg   52        Director


                  Edward Steele has served as the Chief Executive Officer and as a director of the Singing Machine from September 1991 through the present date. He also served as our President from September 1991 through March 2001. From October 1988 to September 1991, Mr. Steele was responsible for the development of our electronic hardware products in the Far East and was our sales director. Prior to joining us, Mr. Steele served in executive capacities at a number of companies in the toy and electronics fields, including as managing director in charge of worldwide sales of Concept 2000, a manufacturer of consumer electronics, from 1971 to 1978; as President of Wicely Corp., a distributor of electronic toys and consumer electronics from 1978 to 1983; and is President of Justin Products Corp., an electronic toy manufacturer from 1983 to 1988.

                  John Klecha has served as our Chief Financial Officer, Secretary, Treasurer and Director from October 10, 1997 through the present date. Since June 28, 1999 through the present date, Mr. Klecha has also served as Chief Operating Officer and since March 2001, Mr. Klecha has served as our President. Mr. Klecha is in charge of all financial, administrative, and operational functions of the Singing Machine. Prior to joining us, Mr. Klecha served in executive and senior management capacities at a number of companies in the toy and other consumer products fields, including as the senior financial and administrative executive of a privately held toy design, manufacturing and distribution company since 1987; Vice President, Director and Chief Financial Officer of Sussex Nautilus from 1984 to 1987; and Vice President of Finance and Administration for Lazzaroni Sarrono, Ltd. from 1982 to 1984.

                  Josef A. Bauer has served as a director from October 15, 1999 through the present date. Mr. Bauer previously served as a director of the Singing Machine from February 1990 until September 1991 and from February 1995 until May 1998. Mr. Bauer presently serves as the Chief Executive Officer of the following three companies: Banisa Corporation, a privately owned investment company, since 1975; Trianon, a jewelry manufacturing and retail sales companies since 1978 and Seamon Schepps, also a jewelry manufacturing and retail sales company since 1999. Since 1992, Mr. Bauer has been a managing director and principal stockholder of Dero Research, Ltd. in Hong Kong, which serves as a manufacturer's representative for the sale of telephone and electronic products. From 1970 until 1993, Mr. Bauer served as a managing director and was a principal stockholder of Dero Research Corporation in Tokyo, Japan, which was engaged in the design, engineering and manufacturing of automobile audio equipment. Mr. Bauer also served as a director of AmeriData Technologies, Inc. a publicly traded computer products and service company from 1991 until 1994 (now part of General Electric Corporation).

                  Howard Moore has served as a director from August 2000 through the present date. From 1984, when Mr. Moore joined Toys 'R' Us as executive vice president and general merchandise manager, until 1990, when he retired, sales increased from $480 million to $4.8 billion. Mr. Moore served on the Toys 'R' Us board of directors from 1984 until June 2000. He is also founder and president of Howard Moore Associates, a company, which provides marketing, product licensing, packaging and merchandising consulting to the toy industry. Previously, he was president and CEO of Toy Town, USA, Inc. after founding and operating two other toy chain stores. Mr. Moore is currently serving as Vice Chairman of the Board of Cyber Merchants Exchange, Inc., a company traded on the OTC Bulletin Board.

                  Robert Weinberg has served as a director from March 9, 2001 through the present date. Mr. Weinberg has considerable experience in toy products, marketing, licensing, merchandising and packaging. He is currently the founder and president of RJW & Associates, a marketing consulting firm based in Saddle River, New Jersey. Previously, he served in various positions of increasing responsibility with Toys "R" Us, rising through the ranks from buyer trainee in 1971 to Senior Vice President - General Merchandise Manager in 1977. In these later positions, he was responsible for purchasing advertising/marketing, imports, product development, store planning and allocations. He retired from Toys "R" Us in March 2000.

                  Our directors' serve for a term of one year, or until their successors shall have been elected and qualified. With the exception of Mr. Steele and Mr. Klecha who have employment agreements with us, our executive officers are appointed and serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. However, one of our key personnel, John Steele, our National Sales Director, is the son of Edward Steele, our Chief Executive Officer and Director.

BOARD COMMITTEES

                  We have an audit committee, an executive compensation/ stock option committee and a nominating committee. The audit committee consists of Messrs. Moore, Bauer and Weinberg. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors. The executive compensation/stock option committee consists of Messrs. Moore and Weinberg. The executive compensation/stock option committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan. The entire Board of Directors operates as a nominating committee. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

DIRECTOR'S COMPENSATION

                  We currently reimburse each director for expenses incurred in connection with attendance at each meeting of the Board of Directors or a committee on which he serves. In addition, non- employee directors are entitled to be paid a fee of $1,000 for each stockholder and board meeting attended and each Director is entitled to receive 10,000 stock options each year. We usually grant these options to our directors on the day before our annual stockholders meeting and the options are valued at our stock's closing price on such date. The options are exercisable upon receipt for a period of five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the Reporting Persons) to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 1998 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 2008, it has been determined that except as set forth herein no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act. Mr. Moore inadvertently failed to file his initial statement of beneficial ownership on Form 3 on a timely basis. Mr. Moore filed 2 Form 4's three days late reporting 11 transactions and 1 Form 4 one day late reporting 5 transactions in our common stock. The Form 4's were signed by Mr. Moore prior to the filing date, however, the SEC filing stamp indicates that these Form 4's were received after the filing date. Mr. Bauer filed 2 Form 4's late reporting 2 transactions in our common stock. Mr. Klecha and Mr. Steele each filed 1 Form 4 late reporting 1 transaction in our common stock.

Item 10.          EXECUTIVE COMPENSATION
                  ----------------------

                  The following table sets forth certain compensation information for the fiscal years ended March 31, 1999, 2000 and 2001 with regard to the Singing Machine's Chief Executive Officer and one other executive officer whose combined salary and bonus was in excess of $100,000 (the "Named Officers"):

                                                      SUMMARY COMPENSATION TABLE
                                                      --------------------------
                                 Annual Compensation                               Long Term Compensation
                          -------------------------------                ---------------------------------------
                                                                                  Awards               Payments
                                                                         --------------------------  -----------
                                                              Other        Restricted    Securities
Name of Individual                                            Annual         Stock       Underlying/      LTIP          All Other
and Principal Position     Year     Salary      Bonus      Compensation     Award(s)     Options/SARs    Payouts       Compensation
----------------------     ----     ------      -----      ------------    ---------     ------------    -------       ------------
Edward Steele              2001    $320,865   $256,289       $7,938     $    -0-          210,000         -0-             -0-
CEO                        2000     189,363     54,570        7,575      337,500 (1)       30,000         -0-             -0-
                           1999     180,692     52,369        7,228          -0-          350,000         -0-             -0-

John Klecha                2001    $255,777   $205,031       $6,000          -0-          190,000         -0-             -0-
  Chief Financial Officer  2000     114,394     43,656        4,292      253,125 (2)       39,000         -0-             -0-
  Chief Operating Officer  1999      88,200     26,184        3,614          -0-          100,000         -0-             -0-



(1) As consideration for guaranteeing a loan, Mr. Steele received 200,000 shares of our common stock on June 28, 1999. The fair market value of the stock on the date of grant was $1.6875.

(2) As consideration for guaranteeing a loan, Mr. Klecha received 150,000 shares of our common stock on June 28, 1999. The fair market value of the stock on the date of grant was $1.6875 per share.

OPTION GRANTS IN FISCAL 2001

                  The following table sets forth information concerning all options granted to our officers and directors during the year ended March 31, 2001. No stock appreciation rights ("SAR's") were granted.

                                                 Total Options
                       Shares                    Granted to
                       Underlying                Employees in         Exercise Price
Name of Individual     Options Granted           Fiscal Year          Per Share         Expiration Date
----------------------------------------------------------------------------------------------------------
Edward Steele            210,000                    31.1%                $3.06              12/31/05*
John Klecha              190,000                    28.1%                $3.06              12/31/05*


*Except 10,000 options granted to Mr. Steele and Mr. Klecha expire on September 5, 2006.



Aggregated Option Exercises in Fiscal Year Ended March 31, 2001 and
Option Values

                  The following table sets forth information as to the exercise of stock options during the fiscal year ended March 31, 2001 by our officers listed in our Summary Compensation Table and the fiscal year-end value of unexercised options.

                                                                                              Value of
                                                                         Number of            Unexercised
                                                                         Unexercised          In-the-Money
                                                                         Options at           Options at
                                                                         Fiscal Year End      Fiscal Year End
                                                                         ------------------------------------
                              Shares Acquired             Value          Exercisable/         Exercisable/
Name of Individual            Upon Exercise               Realized       Unexercisable        Unexercisable
-------------------------------------------------------------------------------------------------------------

Edward Steele                     0                        0             390,000/200,000     $1,629,400/$342,000

John Klecha                       0                        0              99,000/180,000     $  338,290/$307.800

(1) Value is based on the difference between the market price of our common stock on March 31, 2001 and the option exercise prices times the number of outstanding options.


EMPLOYMENT AGREEMENTS

                  On May 15, 2000, we extended an existing employment agreement with Mr. Steele for a period of three years to expire on February 28, 2004. This employment agreement will automatically be extended for an additional year, unless either party gives written notice at least sixty days prior to the end of the three-year term. Pursuant to Mr. Steele's employment agreement, he is entitled to receive base compensation of $350,000 per year, which amount automatically increases during the second and third fiscal years by the greater of 5% or the annual increase in the consumer price index. The agreement also provides for bonuses based on a percentage of a bonus pool tied to our annual pre-tax net income (as defined in the agreement). Mr. Steele would receive 50% of the bonus pool. In the event of a termination of his employment following a change-in-control, Mr. Steele would be entitled to a lump sum payment of 300% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause, or his voluntary termination of his employment agreement, Mr. Steele could not directly or indirectly compete with our company in the karaoke industry in the United States.

                  On July 1, 2000, we entered into a new employment agreement with Mr. Klecha, for period of three years to expire on May 31, 2003. This employment agreement will automatically be extended for an additional year, unless either party gives written notice at least sixty days prior to the end of the three-year term. Pursuant to Mr. Klecha's employment agreement, he is entitled to receive base compensation of $275,000 per year, which amount automatically increases during the second and third fiscal years by the greater of 5% or the annual increase in the consumer price index. The agreement also provides for bonuses based on a percentage of a bonus pool tied to our annual pre-tax net income (as defined in the agreement). Mr. Klecha would receive 40% of the bonus pool. In the event of a termination of his employment following a change-in-control, Mr. Klecha would be entitled to a lump sum payment of 200% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause, or his voluntary termination of his employment agreement, Mr. Klecha could not directly or indirectly compete with our company in the karaoke industry in the United States.

Stock Option Plan

                  Our amended and restated 1994 management stock option plan provides for the granting of incentive stock options and non- qualified stock options to our employees, officers, directors and consultants. Our stock option plan is administered by our compensation committee. The number of shares of our common stock that may be issued under our stock options is 1,300,000 shares. As of March 31, 2001, 1,235,000 options were issued and outstanding under our stock option plan.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------
                  AND MANAGEMENT
                  --------------

                  The following table sets forth, as of March 31, 2001, certain information concerning beneficial ownership of our common stock by (i) each person known to us to own 5% or more of our outstanding common stock, (ii) all directors of the Singing Machine and (iii) all directors and officers of the Singing Machine as a group. At March 31, 2001, we had 4,359,120 shares of our common stock issued and outstanding. Unless otherwise indicated, the address for each person is The Singing Machine Company, Inc., 6601 Lyons Road, Building A-7, Coconut Creek, Florida 33073.

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

                                    Shares Beneficially             Percent of
Name & Address                      Owned                           Class
--------------                      -------------------             ----------

John Klecha                              545,574(1)                    12.2%

Edward Steele                            664,924(2)                    14.8%

Josef Bauer                              630,657(3)                    14.1%

Howard Moore                             137,092(4)                     3.1%

Robert Weinberg                            2,100(5)                        *

Paul Wu                                  392,899(6)                     9.0%
c/o Colony Electronics
500 Hennessy Road
Causeway, Hong Kong

All Directors and Executive            1,980,347(7)                    40.0%
Officers as a Group (5 persons)


(1) Includes options to purchase 99,000 shares and warrants to purchase 20,000 shares of our common stock.

(2) Includes options to purchase 390,000 shares and warrants to purchase 8,000 shares of our common stock.

(3) Includes 200,000 shares held by Mr. Bauer's pension plan and options to purchase 10,000 shares and warrants to acquire 85,000 shares of our common stock. Also includes 106,232 shares held by the Bauer Family Limited Partnership, of which Mr. Bauer and his wife own a 98% interest. Mr. Bauer disclaims beneficial ownership of the shares held by his spouse.


(4) Includes 127,092 shares held by Mr. Moore, as Trustee for the Howard & Helen Moore Trust and options to purchase 10,000 shares of our common stock.

(5) Includes 1,800 shares held by a limited liability company, of which Mr. Weinberg is a 50% owner and 300 shares held by Mr.
Weinberg's spouse. Mr. Weinberg disclaims beneficial ownership of the shares held by his wife.

(6) Includes 237,932 shares held by FLX (HK) Ltd., 129,300 shares held by Colony Electronics and 25,667 shares held by Gemco Pacific, Inc. Mr. Paul Wu is a director of each of these companies and was a former director of the Singing Machine Company, Mr. Wu disclaims any beneficial ownership of the shares of FLX (HK) Ltd., Colony Electronics and Gemco.

(7) Includes options to purchase 469,000 shares and warrants to acquire 113,000 shares.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  We have an agreement with FLX (a manufacturer of consumer electronics products in China) to produce electronic recording equipment based on our specifications. Paul Wu, a former director of ours, is the Chairman of the Board and a principal stockholder of FLX. During the fiscal years ended March 31, 2000 and 2001, we purchased approximately $10.3 million and $23.8 million respectively, in equipment from FLX. We believe that all of the foregoing transactions with FLX have been on terms no less favorable to us than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

LOANS TO OFFICERS AND DIRECTORS

                  On July 1, 1999, we loaned Edward Steele, our Chief Executive Officer, President and Director $55,000 for the purchase of two (2) units of our private placement. The note including interest of 9% matured on June 28,2001. Mr. Steele paid the note and all accrued interest on the note in full in June, 2001.

                  On July 1, 1999, we loaned John Klecha, our Chief Operating Officer, Chief Financial Officer and Director $55,000 for the purchase of two
(2) units of our private placement. The note including interest of 9% matured on June 28, 2001. Mr. Klecha paid the note and all accrued interest on the note in full in June, 2001.

STOCK GRANTS FOR CREDIT FACILITY AND LETTER OF CREDIT GUARANTEES

                  In June 1999, we arranged a credit facility with Main Factors, whereby Main Factors purchases certain of our accounts receivable. To secure the credit facility, John Klecha, our Chief Operating Officer and Chief Financial Officer, provided his personal payment guaranty. In July 1999, we entered into an agreement with EPK Financial Corporation ("EPK") whereby EPK provides letters of credit with our factories to import inventory for distribution to our customers. To secure the EPK facility, Edward Steele, our Chief Executive Officer and President, and John Klecha, our Chief Operating Officer and Chief Financial Officer, provide their personal guarantees. In consideration for providing their personal guarantees of these credit facilities, we issued to 200,000 shares of our common stock to Mr. Steele and 150,000 shares of our common stock to Mr. Klecha in June 1999. Both agreements with Main Factors and EPK were terminated in April 2001.

                  On April 15, 1999, Mr. Bauer personally loaned the Singing Machine funds sufficient to pay one of our documents of acceptance in the amount of $33,948.66. As consideration for this loan, in March 2000, we issued Mr. Bauer warrants to purchase 10,000 shares of our common stock at an exercise price of $2.00 per share, exercisable until January 1, 2003.

                  In July 1999, Mr. Bauer arranged for a credit facility with Bank Julius Baer in the amount of $1 million. Further, in order to ensure approval of the extension of credit by Bank Julius Bear, Mr. Bauer personally guaranteed the line of credit. The Bank Julius Bear credit loan was fully repaid by the Singing Machine in February 2000. As consideration for guarantying this loan, in March 2000, we granted him warrants to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share. The options expire in July 2005.

                  In May 2000, Mr. Bauer advanced $500,000 to the Singing Machine. The loan was for a period of eight months and bore interest at the rate of 15% per annum. We repaid this loan in December 2000. As consideration for extending the loan, we granted Mr. Bauer warrants to purchase 25,000 shares of our common stock at an exercise price of $3.25 per share. The options expire on May 25, 2003.

                  We believe that the above-described transactions are as fair to the Singing Machine as could have been obtained with unaffiliated parties.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  ---------------------------------------
                  AND REPORTS ON FORM 8-K
                  -----------------------

(A)               Exhibits

3.1 Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB- 2 filed with the SEC on March 7, 2000).

3.2 Certificate of Agreement of Merger between the Singing Machine Company, Inc., a California corporation, and the Singing Machine Company, Inc., a Florida corporation, filed with the Delaware Secretary of State on May 3, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.3 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on July 19, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.4 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on July 26, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.5 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on November 4, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.6 Certificate of Renewal of the Singing Machine filed with the Delaware Secretary of State on April 2, 1998 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.7 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on April 20, 1998 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.8 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on May 7, 1998 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.9 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on April 13, 1999 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.10 Certificate of Designations, Preferences and Rights of Preferred Stock of the Singing Machine filed with the Delaware Secretary of State on April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.11 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000. (incorporated by reference to Exhibit 3.1 in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.12 Certificate of Correction filed with the Delaware Secretary of State on March 29, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998. (incorporated by reference to Exhibit 3.11 in the Company's registration statement on Form SB-2 filed with the SEC on April 11, 2001)*

3.13 Certificate of Correction filed with the Delaware Secretary of State on March 30, 2001 correcting the Amendment to our Certificate of Incorporated date May 7, 1998 (incorporated by reference to Exhibit 3.11 in the Company's registration statement on Form SB-2 filed with the SEC on April 11, 2001)

3.14              Amended By-Laws of the Singing Machine Company.*

4.1 Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000)

4.2               Form of Warrant Certificate (incorporated by reference to
                  Exhibit 3.4 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

10.1 Lease Agreement dated April 10, 2000 between The Singing Machine Company, Inc. and Rocco Ferrera & Co., Inc. and Lee S. Lasser, trustee of the Lee Lasser Trust dated August 25, 1972, as amended d/b/a Lyons Corporate Park for office and warehouse space in Coconut Creek, Florida. (incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).

10.2 Lease Agreement dated November 9, 2000 between the Singing Machine Company, Inc. and Marcel George & Joanne Marie George, trustees of Marcel George family trusts of September 2, 1982 for warehouse space in Carson, California (incorporated by reference to Exhibit 10.2 of the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).

10.3 Lease Agreement dated August 2000 between Koon Wah Mirror Holdings Limited and International SMC (HK) Limited for office space in Hong Kong (incorporated by reference to Exhibit 10.3 of the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).

10.4              Employment Agreement dated May 1, 1998  between the
                  Singing Machine and Edward Steele (incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

10.5 Employment Agreements dated June 1, 2000 between the Singing Machine and John Klecha (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC on March 28,
                  2001).

10.6 Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).

10.7 Factoring Agreement dated April 7, 2000 between the Singing Machine and Main Factors, Inc. (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form SB-2 filed with the SEC on March 28,
                  2001).

10.8 Master Agreement dated July 31, 1999 between EPK Financial Corporation Agreement and the Singing Machine (incorporated by reference to Exhibit 10.4 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

10.9              Singing Machine's Amended Bankruptcy Plan of
                  Reorganization dated December 17, 1997 (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC on March 7,
                  2000).

10.10 Bankruptcy's Court's Order Confirming the Plan of Reorganization (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

21.1              List of Subsidiaries*

23.1              Consent of Salberg & Company, P.A.*

23.2              Consent of Weinberg & Company, P.A.*

-------------
 *  Filed herewith

(B)               Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated January 5, 2001 reporting information contained in Item 5 - Other Events. In this Report on Form 8-K, the Company announced that we had entered into multi-year, domestic merchandise license agreement with MTV.

                                   SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE SINGING MACHINE COMPANY, INC.


Dated: June 28, 2000                        By: /s/ Edward Steele
                                                --------------------------------
                                                Edward Steele, Chief Executive
                                                Officer and Director



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                         Date
---------                           --------                         ----

/s/ Edward Steele                   Chief Executive Officer       June 28, 2001
--------------------------
Edward Steele                       and Director


/s/ John F. Klecha                  President, Chief Financial    June 28, 2001
--------------------------          Officer, Chief Operating
John F. Klecha                      Officer, Secretary,
                                    Treasurer and Director


/s/ Josef A. Bauer                  Director                      June 28, 2001
--------------------------
Josef A. Bauer


/s/ Howard W. Moore                 Director                      June 28, 2001
--------------------------
Howard W. Moore


/s/ Robert J. Weinberg              Director                      June 28, 2001
--------------------------
Robert J. Weinberg

                        THE SINGING MACHINE COMPANY, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                        The Singing Machine Company, Inc.


                                    Contents
                                    --------


                                                                       Page (s)
                                                                       --------

     Independent Auditors' Report (SALBERG & COMPANY, P.A.)              F-1

     Independent Auditors' Report (WEINBERG & COMPANY, P.A.)             F-2

     Consolidated Balance Sheet                                          F-3

     Consolidated Statements of Income                                   F-4

     Consolidated Statements of Changes in Stockholders' Equity       F-5 - F-6

     Consolidated Statements of Cash Flows                               F-7

     Notes to Consolidated Financial Statements                       F-8 - F-22

                          Independent Auditors' Report
                          ----------------------------


Board of Directors and Shareholders:
   The Singing Machine Company, Inc.
   and Subsidiary


We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc., and Subsidiary as of March 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of March 31, 2000 were audited by other auditors whose report dated June 12, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Singing Machine Company, Inc. and Subsidiary as of March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 18, 2001

                          Independent Auditors' Report


Board of Directors and Shareholders:
  The Singing Machine Company, Inc.
  and Subsidiary


We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of The Singing Machine Company, Inc. and Subsidiary for the year ended March 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Singing Machine Company, Inc. and Subsidiary for the year ended March 31, 2000, in conformity with generally accepted accounting principles.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
June 12, 2000

                The Singing Machine Company, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 2001
                                 --------------



                                                          Assets
                                                          ------
Current Assets
Cash and cash equivalents                                                                       $  1,016,221
Accounts receivable, net of allowance of $9,812                                                      955,652
Due from factor                                                                                      933,407
Due from vendor                                                                                      699,096
Inventories                                                                                        4,813,461
Prepaid expenses and other current assets                                                            598,487
                                                                                                ------------
Total Current Assets                                                                               9,016,324
                                                                                                ------------

Property and equipment, net                                                                          263,791
                                                                                                ------------

Other Assets
Due from related party                                                                                 7,692
Due from officers                                                                                    117,425
Investment in and advances to unconsolidated subsidiary                                              374,730
Reorganization intangible, net                                                                       277,047
Deferred tax asset                                                                                   452,673
                                                                                                ------------
Total Other Assets                                                                                 1,229,567
                                                                                                ------------

Total Assets                                                                                    $ 10,509,682
                                                                                                ============

                                           Liabilities and Stockholders' Equity
                                           ------------------------------------
Current Liabilities
Accounts payable and accrued expenses                                                           $  1,567,701
Income taxes payable                                                                                  23,320
                                                                                                ------------
Total Current Liabilities                                                                          1,591,021
                                                                                                ------------

Stockholders' Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
  and outstanding                                                                                         --
Common stock, Class A, $0.01 par value, 100,000 shares authorized, no shares
  issued and outstanding                                                                                  --
Common stock, $0.01 par value, 18,900,000 shares authorized, 4,359,120 shares
  issued and outstanding                                                                              43,590
Additional paid-in capital                                                                         3,324,779
Retained earnings                                                                                  5,721,764
                                                                                                ------------
                                                                                                   9,090,133
Less deferred stock based guarantee fees                                                            (171,472)
                                                                                                ------------
Total Stockholders' Equity                                                                         8,918,661
                                                                                                ------------

Total Liabilities and Stockholders' Equity                                                      $ 10,509,682
                                                                                                ============


           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
                        Consolidated Statements of Income
                       Years Ended March 31, 2001 and 2000
                       -----------------------------------

                                                                                          2001                    2000
                                                                                      ------------            ------------
Net Sales                                                                             $ 34,306,839            $ 19,032,320

Cost of Sales                                                                           22,473,149              13,727,377
                                                                                      ------------            ------------

Gross Profit                                                                            11,833,690               5,304,943
                                                                                      ------------            ------------

Operating Expenses
Compensation                                                                             1,916,612                 864,282
Consulting fees                                                                             66,000                 409,080
Commissions and agency fee                                                               1,485,130                 263,225
Advertising                                                                                921,359                 280,780
Bad debt                                                                                    85,302                  49,956
Selling, general and administrative expenses                                             2,331,694               1,911,952
                                                                                      ------------            ------------
Total Operating Expenses                                                                 6,806,097               3,779,275
                                                                                      ------------            ------------

Income From Operations                                                                   5,027,593               1,525,668
                                                                                      ------------            ------------

Other Income (Expenses)
Other income                                                                                31,821                   8,710
Royalty income                                                                                 796                   2,941
Interest income                                                                             50,242                  21,255
Interest expense                                                                          (424,104)               (117,349)
Stock based guarantee fees                                                                (267,029)               (434,274)
Factoring fees                                                                            (231,298)               (429,265)
                                                                                      ------------            ------------
Net Other Expenses                                                                        (839,572)               (947,982)
                                                                                      ------------            ------------

Income Before Income Taxes                                                               4,188,021                 577,686

Income Tax Expense (Benefit)                                                                23,320                (160,299)
                                                                                      ------------            ------------

Net Income                                                                            $  4,164,701            $    737,985
                                                                                      ============            ============

Earnings per Share
Basic                                                                                 $       0.99            $     0.2322
                                                                                      ------------            ------------
Diluted                                                                               $       0.84            $     0.1894
                                                                                      ------------            ------------

Weighted Average Common and Common Equivalent Shares Outstanding
Basic                                                                                    4,194,528               2,726,022
                                                                                      ------------            ------------
Diluted                                                                                  4,981,241               3,341,866
                                                                                      ------------            ------------

           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                       Years Ended March 31, 2001 and 2000
                       -----------------------------------

                                                                          Common Stock and
                                                                          Common Stock to be
                                                 Preferred Shares             Issued
                                             -----------------------   -------------------------
                                               Shares       Amount       Shares        Amount
                                             ----------   ----------   ----------    ----------
Balance, March 31, 1999                              --           --    2,498,451        24,984

Issuance of preferred stock for cash          1,000,000    1,000,000           --            --

Common stock to be issued for exercise of
  common stock warrants                              --           --       16,000           160

Common stock issued for legal and other
  services                                           --           --       50,049           500

Common stock retired - bankruptcy payables           --           --       (5,880)          (59)

Common stock issued as guarantee fee                 --           --      350,000         3,500

Common stock to be issued as guarantee fee           --           --       50,000           500

Exercise of common stock options (includes
  1,500 shares to be issued)                         --           --       69,000           690

Issuance of common stock options to
  consultants                                        --           --           --            --

Dividends paid on preferred stock                    --           --           --            --

Net Income, 2000                                     --           --           --            --
                                             ----------   ----------   ----------    ----------

Balance March 31, 2000                        1,000,000    1,000,000    3,027,620        30,275

[RESTUBBED]
                                                Additional                  Deferred
                                                 Paid-in     Retained       Guarantee
                                                 Capital     Earnings         Fees         Totals
                                                ----------   ---------      ---------    ----------
Balance, March 31, 1999                          15,600      924,156            --       964,740

Issuance of preferred stock for cash            331,017           --            --     1,331,017

Common stock to be issued for exercise of
  common stock warrants                          31,840           --            --        32,000

Common stock issued for legal and other
  services                                       99,598           --            --       100,098

Common stock retired - bankruptcy payables           59           --            --            --

Common stock issued as guarantee fee            587,125           --      (400,101)      190,524

Common stock to be issued as guarantee fee      243,250           --            --       243,750

Exercise of common stock options (includes
  1,500 shares to be issued)                     28,980           --            --        29,670

Issuance of common stock options to
  consultants                                   381,580           --            --       381,580

Dividends paid on preferred stock                    --     (105,078)           --      (105,078)

Net Income, 2000                                     --      737,985            --       737,985
                                             ----------   ----------    ----------    ----------

Balance March 31, 2000                        1,719,049    1,557,063      (400,101)    3,906,286

           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                       Years Ended March 31, 2001 and 2000
                       -----------------------------------

                                                                           Common Stock and
                                                                           Common Stock to be
                                               Preferred Shares                Issued
                                           --------------------------    -------------------------
                                              Shares         Amount        Shares          Amount
                                           -----------    -----------    -----------    -----------
Conversion of preferred stock               (1,000,000)    (1,000,000)     1,000,000         10,000

Exercise of warrants                                --             --        380,000          3,800

Exercise of employee stock options                  --             --          1,500             15

Cancellation of shares                              --             --        (50,000)          (500)

Warrants issued for services and as loan
  fees                                              --             --             --             --

Amortization of deferred guarantee fees             --             --             --             --

Net Income, 2001                                    --             --             --             --
                                           -----------    -----------    -----------    -----------

Balance March 31, 2001                              --    $        --      4,359,120    $    43,590
                                           ===========    ===========    ===========    ===========
[RESTUBBED]

                                            Additional                    Deferred
                                              Paid-in       Retained      Guarantee
                                              Capital       Earnings        Fees          Totals
                                             ----------   -----------    ----------    -----------
Conversion of preferred stock                  990,000            --            --             --

Exercise of warrants                           576,200            --            --        580,000

Exercise of employee stock options                 630            --            --            645

Cancellation of shares                             500            --            --             --

Warrants issued for services and as loan
  fees                                          38,400            --            --         38,400

Amortization of deferred guarantee fees             --            --       228,629        228,629

Net Income, 2001                                    --     4,164,701            --      4,164,701
                                           -----------   -----------   -----------    -----------

Balance March 31, 2001                     $ 3,324,779   $ 5,721,764   $  (171,472)   $ 8,918,661
                                           ===========   ===========   ===========    ===========

           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                       Years Ended March 31, 2001 and 2000
                       -----------------------------------

                                                                                            2001               2000
                                                                                         -----------        -----------
Cash Flows from Operating Activities
Net income                                                                               $ 4,164,701        $   737,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization                                                                301,064            116,369
Stock based expenses                                                                         267,029            851,666
Bad debt                                                                                      85,302                 --
Deferred tax benefit                                                                              --           (193,194)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                                         (312,916)           399,933
Due from vendor                                                                             (699,096)                --
Interest receivable                                                                               --             (7,425)
Inventories                                                                               (3,326,255)        (1,062,401)
Prepaid expenses and other assets                                                           (394,176)          (177,158)
Increase (decrease) in:
Accounts payable and accrued expenses                                                      1,139,833           (760,048)
Income taxes payable                                                                          11,326             11,994
                                                                                         -----------        -----------
Net Cash Provided by (Used in) Operating Activities                                        1,236,812            (82,279)
                                                                                         -----------        -----------

Cash Flows From Investing Activities
Purchase of property and equipment                                                          (373,409)          (108,103)
Investment in and advances to unconsolidated subsidiary                                     (374,730)                --
Due from officer                                                                                  --            (96,120)
Net proceeds from (payment to) related parties                                               386,261           (393,953)
                                                                                         -----------        -----------
Net Cash Used in Investing Activities                                                       (361,878)          (598,176)
                                                                                         -----------        -----------

Cash Flows From Financing Activities
Loan proceeds                                                                                600,000                 --
Loan repayments                                                                             (600,000)                --
Proceeds from exercise of stock options and warrants                                         580,645             61,670
Proceeds from issuance of preferred stock                                                         --          1,360,205
Due from factor                                                                             (818,206)          (243,782)
Payment of dividends on preferred stock                                                           --           (105,078)
Decrease in notes payable                                                                         --            (63,000)
                                                                                         -----------        -----------
Net Cash Provided by (Used in) Financing Activities                                         (237,561)         1,010,015
                                                                                         -----------        -----------

Increase in Cash and Cash Equivalents                                                        637,373            329,560

Cash and Cash Equivalents - Beginning of Year                                                378,848             49,288
                                                                                         -----------        -----------

Cash and Cash Equivalents - End of Year                                                  $ 1,016,221        $   378,848
                                                                                         ===========        ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                                                   $   424,104        $    95,658
                                                                                         ===========        ===========
Cash paid during the year for income taxes                                               $    11,994        $    20,901
                                                                                         ===========        ===========


           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                 --------------


Note 1   Nature of Operations and Summary of Significant Accounting Policies
----------------------------------------------------------------------------

          (A) Nature of Operations

          The Singing Machine Company, Inc., a Delaware corporation, and Subsidiary (the "Company") is primarily engaged in the production, marketing, and sale of consumer karaoke audio equipment, accessories, and recordings. The products are sold directly to distributors and retail customers.

          (B) Principles of Consolidation

          The consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its wholly-owned Hong Kong Subsidiary, International SMC (HK) Limited ("Hong Kong Subsidiary"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          (C) Foreign Currency Translation

          The functional currency of the Company's Hong Kong Subsidiary is the local currency. The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2001 was not material.

          (D) Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (E) Cash and Cash Equivalents

          For purposes of the cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

          (F) Concentration of Credit Risk

          The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2001, the Company had $534,577 in US deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2001.

          (G) Inventories

          Inventories primarily consist of finished goods, which are comprised of electronic karaoke audio equipment, accessories, and compact discs. Inventories are stated at the lower of cost or market, as determined using the first in, first out method.

          (H) Property and Equipment

          Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using an accelerated method over the estimated useful lives of the related assets over 3 to 7 years.

          (I) Long-Lived Assets

          The Company uses Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.

          (J) Stock-Based Compensation

          The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

          The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with SFAS 123.

          (K) Revenue Recognition

          Revenue from the sale of equipment, accessories, and recordings are recognized upon shipment and are reported net of actual and estimated future returns and allowances. The Company offers a consumer product warranty for returns up to 90 days after purchase.

          (L) Advertising

          In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company advertises with its vendors and credits those vendors the cost of advertising against the accounts receivable due from those vendors. Advertising expense for the years ended March 31, 2001 and 2000 was $921,359 and $280,780, respectively.

          (M) Income Taxes

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

          (N) Earnings Per Share

          In accordance with, Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents.

          The following table presents a reconciliation of basic and diluted earnings per share:

                                                        2001           2000
                                                     -----------    -----------
Net income                                           $ 4,164,701    $   737,985
Preferred stock dividends                                     --       (105,077)
                                                     -----------    -----------
Income available to common shares                      4,164,701        632,908
Weighted average shares outstanding - basic            4,194,528      2,726,022
EPS - Basic                                          $      0.99    $    0.2322
                                                     ===========    ===========

Income available to common shares                    $ 4,164,701    $   632,908
Weighted average shares outstanding - basic            4,194,528      2,726,022
Effect of dilutive securities:
Stock options                                            761,044        587,733
Warrants issued with preferred stock                      25,669         28,111
                                                     -----------    -----------
Weighted average shares outstanding - diluted          4,981,241      3,341,866
EPS - Diluted                                        $      0.84    $    0.1894
                                                     ===========    ===========

          In 2000, convertible preferred stock of 1,000,000 shares, related dividends on preferred stock, and the 1,656,000 public warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

          In 2001, the 1,656,000 public warrants and 30,000 common stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

          (O) Reorganization under United States Bankruptcy Code and Fresh Start Reporting

          On April 11, 1997, the Company filed for protection under the provisions of the United States Bankruptcy Code. In March 1998, the United States Bankruptcy Court approved the Company's Plan of Reorganization, as Amended, and the Company emerged from Chapter 11 Bankruptcy. At that time, the Company applied Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). As a result of the application of SOP 90-7, the Company restated its assets and liabilities to their fair values as necessary, and reclassified its accumulated deficit of $6,841,684 against available additional paid-in capital of $6,200,262 resulting in a reorganization intangible asset of $641,422, which is being amortized on a straight line basis over a period of seven years (See Note 5).

          (P) Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

          The carrying amounts of the Company's short-term financial instruments, including accounts receivable, due from factor, due from vendor, accounts payable and accrued expenses, and income taxes payable approximate fair value due to the relatively short period to maturity for these instruments.

          The carrying value of the Company's amounts due from officers approximates fair value because the interest rate on this instrument approximates the Company's borrowing rate at March 31, 2001.

          (Q) New Accounting Pronouncements

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

          (R) Reclassifications

          Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

Note 2   Accounts Receivable and Factor Agreement
-------------------------------------------------

The Company sells certain trade accounts receivable, primarily without recourse, pursuant to a factoring agreement. Under the terms of the Agreement, the factor advances up to 75% of the face value of the receivables to the Company. The Company was charged a variable percentage fee from 1% to 1.5% based upon the volume of factored receivables within a calendar year plus interest. During April 2000, the Company agreed to an amendment of their factor agreement. Under the terms of the amended agreement, the factor advances 85% of the factored invoices to the Company. Should the total stockholders' equity fall below $3,500,000 in any calendar quarter, the advance will be reduced to 75%. The Company agreed to factor an annual minimum of $13,000,000 of receivables at a factor fee of .95% resulting in a stipulated minimum fee of $123,500. All of the Company's accounts receivable are pledged as collateral under the agreement. There is no limit on the amount of accounts receivable that can be factored under the agreement. During 2000, two officers of the Company entered into guarantee agreements related to the factor agreement (See Note 10 (D)). For the years ending March 31, 2001 and 2000, the Company incurred $429,509 and $429,625, respectively in factoring fees and interest. For Year 2001, the portion representing factor interest expense was $198,208 of the $429,506. At March 31, 2001, factored trade accounts receivable not reflected on the accompanying balance sheet totaled $468,911 and the factor held, at the Company's option, reserve funds in excess of the contractual amount totaling $933,407 in an interest bearing account (see Note 7).

Note 3   Investment in and Advances to Unconsolidated Subsidiary
----------------------------------------------------------------

In November 2000, the Company closed on an acquisition of 60% of the ordinary voting shares of a Hong Kong toy company for a total purchase price of $170,000. The Company believed that the acquiree had agreed to extend the effective date to June 2001, but a dispute arose and the Company committed to dispose of the entire investment. Accordingly, pursuant to Statement of Financial Accounting Standards No. 94 "Consolidation of All Majority-Owned Subsidiaries," the Company is treating the control of the subsidiary as temporary and has recorded the investment of $170,000 and advances of $204,730 at cost. The Company intends to enter into a contract to sell the 60% interest at the original cost.

Note 4   Property and Equipment
-------------------------------

Property and equipment at March 31, 2001 is as follows:

Computer equipment                                $ 117,350
Furniture and office equipment                      110,467
Leasehold improvements                               28,903
Molds and tooling                                   551,095
                                                  ---------
                                                    807,815
Less accumulated depreciation                      (544,024)
                                                  ---------
Total                                             $ 263,791
                                                  =========

Depreciation expense for the years ended March 31, 2001 and 2000 was $209,432 and $21,970, respectively.

Note 5   Reorganization Intangible
----------------------------------

The reorganization intangible resulted from the application of Fresh Start Accounting in March 1998 pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (See Note 1(M)). The reorganization intangible is being amortized over a period of seven years using a straight-line basis. In accordance with SFAS 109, at March 31, 2001, the reorganization intangible was reduced by an $89,479 income tax benefit realized as a result of an increase in deferred tax assets resulting from a reduced valuation allowance. (See Note 12)

The reorganization intangible at March 31, 2001 consisted of the following:

               Reorganization intangible                              $ 641,422
               Less accumulated amortization                           (274,896)
               Less allocated income tax benefit                        (89,479)
                                                                      ---------
                                                                      $ 277,047
                                                                      =========

Amortization expense on the reorganization intangible in each of the years ended March 31, 2001 and 2000 was $91,632.

Note 6   Due from Officers
--------------------------

During 1999, the Company loaned a total of $110,000 to two key officers of the Company. The loans bear simple interest at 9% per annum. Principal and interest were due in full on June 28, 2000, which was extended to June 28, 2001 and secured by the securities purchased with the loans.

Interest was paid through June 28, 2000. As of March 31, 2001, the Company accrued $7,425 interest on the loans.

Note 7   Loans and Letters of Credit
------------------------------------

In July 1999, the Company entered into a financing agreement with a financing corporation. The agreement expires in July 2001. The financing corporation opens letters of credits on behalf of the Company to purchase inventory. Under the terms of the agreement, the Company pays a flat fee negotiated based on each letter of credit and the maximum amount of a single letter of credit cannot exceed $1,000,000. At March 31, 2001, the Company has no letters of credit open with the financing corporation. The factor (see Note 2) has agreed under a third party agreement to factor receivables related to these letters of credit and pays the financing corporation directly. This agreement was terminated in April 2001.

On May 19, 1999, as amended on February 14, 2000, the Company, through its Hong Kong Subsidiary, obtained a credit facility of $500,000 from a Hong Kong subsidiary of a Belgian bank. This facility is a revolving line of credit based upon drawing down a maximum of 15% of the value of export letters of credit lodged with Belgian Bank. There is no expiration date to this agreement, except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than 90-days after the advance. As of March 31, 2001, there was no outstanding balance on this credit facility.

During May 2000, the Company entered into two working capital loan agreements of $100,000 and $500,000, respectively. The loans extended over a maximum period of eight months, bear interest at 15% per annum, and were secured by corporate guarantees. In addition, the lenders were granted 5,000 and 25,000 stock options, respectively, to purchase shares of the Company's common stock at an exercise price of $3.25. These loans were repaid prior to March 31, 2001.

In May 2001, the Company obtained a new loan facility (see Note 16).

Note 8   Commitments and Contingencies
--------------------------------------

          (A) Leases

           On March 31, 1999 and April 10, 2000, the Company entered into lease agreements for office and warehouse facilities for a term of 61 months and 52 months, respectively. The terms began on August 1, 1999 and April 14, 2000. Pursuant to the terms of the leases, the Company must pay maintenance and real estate taxes of approximately $13,000 per year. In addition, the Company entered into a warehouse equipment lease and a computer equipment lease during 2000. On November 9, 2000, the Company leased a warehouse in California commencing January

           1, 2001 for 37 months with base rent of $11,500 per month. The Company leases a showroom in New York commencing September 1, 2001. The Company also leases office space in Hong Kong for $3,825 per month which lease expires October 2002. Total rent expense was approximately $142,472 and $81,300 for 2001 and 2000. Future minimum lease payments under these non-cancelable operating leases are as follows:

                  Year ending March 31:
                                         2002                 $290,554
                                         2003                  306,689
                                         2004                  196,375
                                         2005                    4,820
                                         Thereafter                 --
                                                              --------
                                                              $798,438
                                                              ========

           (B) Employment Agreements

           The Company has renewed employment contracts with two key officers. The agreements call for base salaries, with annual cost of living adjustments and travel allowances. The agreements also call for aggregate performance bonuses 10% of net income before those performance bonuses, interest, and taxes. Such bonus is allocated to the two key officers and certain other key employees.

           (C) Merchandise License Agreement

           On November 1, 2000, the Company entered into a merchandise license agreement to license a name, tradename, and logo of a music oriented television network. The term of the agreement is from November 1, 2000 to December 31, 2003. However, shipment of related products has not begun as of the date of the accompanying audit report. Accordingly, none of the minimum royalty has been charged to operations as of March 31, 2001. An advance of $50,000 has been included in prepaid expenses. The Company will pay a royalty rate of a percentage of stipulated sales, as defined in the agreement, with $686,250 guaranteed minimum royalties for the term, payable on a scheduled basis as stipulated in the agreement.

           (D) Significant Estimates

           The Company records an accrual for product returns in the normal course of business. The accrual is estimated based on historical experience and is recorded as a liability equal to the gross profit on estimated returns. At March 31, 2001, the accrual was approximately $159,000.

Note 9   Related Party Transactions
-----------------------------------

At March 31, 2001, the amounts due from officers bear interest at 9% per annum and are due June 28, 2001 (See Note 6).

The Company's Hong Kong Subsidiary operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company. A primary vendor affiliated with a former director of the Company credited the Company for past purchases approximately $799,000 as of March 31, 2001 for a portion of expenses incurred from product returns. The amount was credited to cost of goods sold and the remaining balance at March 31, 2001 is reflected as due from vendor. The total goods purchased from this vendor during 2001 aggregated approximately 80% of the total purchases. (See Note 13)

Note 10  Stockholders' Equity
-----------------------------

           (A) Amendment to Authorized Common Shares

           During September 2000, the Company filed an amendment to its Articles of Incorporation decreasing the authorized shares of the Company's common stock to 20,000,000 shares from 75,000,000 shares.

           (B) Preferred Stock and Warrants

           During April 1999, the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the 1933 Securities Act, as amended, to offer a minimum of 40 units and a maximum of 50 units of stock and warrants. Each unit consisted of 20,000 shares of the Company's 9% non-voting convertible preferred stock and 4,000 common stock purchase warrants. The purchase price for each unit was $ 27,500. Each share of preferred stock was convertible, at the option of the holder, into one share of the Company's common stock at any time after issuance, and was to automatically convert into one share of common stock on April 1, 2000. All preferred shares automatically converted on April 1, 2000. Each warrant entitles the holder to purchase one share of the Company's common stock at $2.00 per share. The warrants expire three years from the private placement memorandum date. Through June 1999, the maximum number of 50 units had been sold and $1,375,000 gross funds were raised ($1,331,017 after related costs), at which time the offer was closed. During 2000 and 2001, 16,000 and 134,000 warrants were converted for $32,000 and $268,000, respectively, leaving 50,000 warrants outstanding at March 31, 2001.

           (C) Common Stock Warrants

           Pursuant to the Company's initial public offering in November 1994, the Company issued 1,656,000, 87,750, and 144,000 public warrants, bridge warrants and underwriter warrants, respectively, as adjusted for a January 1995 20% common stock split. The bridge warrants and underwriter's warrants expired on August 15, 1999 and November 10, 1999, respectively.

           As a result of the March 1998 reorganization (See Note 1 (O)), all of the public warrants have been amended whereby ten warrants must now be exchanged for each share of common stock with the exercise price per warrant remaining the same at $3.60. The public warrants became exercisable on November 10, 1995 and originally expired on November 10, 1999. In October 1999 and again in October 2000, the expiration date of the 1,656,000 public warrants was extended expiring on November 10, 2001. Through the date of the accompanying audit report, none of the warrants have been exercised.

           (D) Guarantee Fees

           During the year ended March 31, 2000, the Company issued common stock to two officers of the Company in exchange for guarantees related to the Company's factor agreement (see Note 2), and letter of credit agreement (see Note 7). These guarantee fees totaled $590,625 and are amortized over a period of 31 months. Accordingly, in 2000, the Company recognized $190,524 as guarantee fees and recorded $400,101 as deferred guarantee fees, presented as a deduction from equity. In 2001, $228,629 of deferred fees were charged to operations. During June 2001, the Company terminated its letter of credit and factor agreements and recognized the remaining amortization at that time.

           During the year ended March 31, 2001, the Company issued 25,000 common stock options for services and 30,000 common stock warrants to two investors as loan fees. The fair market value of the options totaling $38,400 was charged to operations.

           (E) Stock Options

           Effective May 3, 1994, as amended on June 29, 1994, March 18,1999, and September 6, 2000, the Board of Directors adopted a Stock Option Plan (the "Plan"). The plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2001, the Plan authorizes options up to an aggregate of 1,300,000 shares of the Company's common stock.

           In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options issued under the plan as of March 31, 2001 and 2000. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net income for the year ended March 31, 2001 would not have changed and the net income for the year ended March 31, 2000 would have been decreased to the pro-forma amounts indicated below.

                                                                      2000
                                                                 -------------
           Net income                            As reported     $    737,985
                                                 Pro forma       $    676,995
           Net income per share - basic          As reported     $     0.2322
                                                 Pro forma       $     0.2098
           Net income per share - diluted        As reported     $     0.1894
                                                 Pro forma       $     0.1711

          The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

          For financial statement disclosure purposes, the fair market value of each stock option granted to employees during 2000 was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following weighted-average assumptions for 2000: expected dividend yield 0%, risk-free interest rate of 5.53%, volatility 66% and expected term of two years.

          For stock options and warrants issued to consultants, the Company applies SFAS 123. Accordingly, consulting expense of $38,400 and $381,580 was charged to operations in 2001 and 2000, respectively.

          For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions in 2000: expected dividend yield 0%, risk-free interest rate of 5.53%, volatility 66% and expected term of one year and in 2001: expected dividend yield 0%, risk-free interest rate of 6.08% to 6.81%, volatility 42% and expected term of two years.

          A summary of the options issued under the employment and consulting agreements as of March 31, 2001 and changes during the year is presented below:

                                                           Number of
                                                          Options and     Weighted Average
                                                           Warrants       Exercise Price
                                                         ------------     ----------------
              Stock Options
              -------------
              Balance at beginning of period              1,062,200        $   1.01
              Granted                                       810,500        $   3.01
              Exercised                                    (247,500)       $   1.26
              Forfeited                                     (23,000)       $   1.38
                                                         ----------        --------
              Balance at end of period                    1,602,200        $   1.97
                                                         ==========        ========

              Options exercisable at end of period          946,700        $   1.05
              Weighted average fair value of options
                granted during the period                                  $   1.28
                                                                           ========

          The following table summarizes information about employee stock options and consultant warrants outstanding at March 31, 2001:

                         Options and Warrants Outstanding                               Options and Warrants Exercisable
          --------------------------------------------------------------------------    ----------------------------------
                                                        Weighted
                                                        Average          Weighted                              Weighted
                 Range of            Number            Remaining          Average            Number             Average
                 Exercise        Outstanding at       Contractual        Exercise        Exercisable at        Exercise
                   Price         March 31, 2001           Life             Price         March 31, 2001          Price
                ------------    ------------------    -------------     ------------    ------------------    ------------
                $      3.06               700,500       5.67 Years      $      3.06                25,000     $      3.06
                       4.90                30,000       4.95 Years             4.90                 -               -
                       1.00                60,000       3.80 Years             1.00                60,000            1.00
                       1.66               104,000       3.24 Years             1.66               104,000            1.66
                       0.43               425,500       2.69 Years             0.43               425,500            0.43
                       3.25                30,000       2.15 Years             3.28                30,000            3.25
                       2.00                10,000       1.76 Years             2.00                10,000            2.00
                       1.38               242,200       1.17 Years             1.38               242,200            1.38
                                -----------------                       -----------     -----------------     -----------
                                        1,602,200                       $      1.97               896,700     $      1.05
                                =================                       ===========     =================     ===========

Note 11  Royalty Expense
------------------------

The Company enters into licensing and royalty agreements with music publishers (the "Licensors") in the normal course of business. The Licensors are generally paid a one time fee and royalties based on fixed dollar amounts for each song sold by the Company. Royalty expense during 2001 was $148,643.

Note 12  Income Taxes
---------------------

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of income consisted of the following components for 2001 and 2000:

                                                     2001               2000
                                                   ---------          ---------
Current:
    U.S. Federal                                   $  21,320          $      --
    Foreign                                               --             32,895
    State                                              2,000                 --
                                                   ---------          ---------
                                                      23,320             32,895
                                                   ---------          ---------
Deferred:
    U.S. Federal                                          --           (193,194)
    Foreign                                               --                 --
                                                   ---------          ---------
                Total                              $      --          $(160,299)
                                                   =========          =========

The Company's Hong Kong subsidiary intends on applying for a Hong Kong "offshore claim" income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that since the source of all profits of the Hong Kong subsidiary are from customers outside of Hong Kong it is likely the exemption will be approved. Accordingly, no provision for income taxes on the profits of the Hong Kong subsidiary have been provided in the accompanying consolidated financial statements.

In the event the exemption is not approved, the Hong Kong subsidiary profits will be taxed at a flat rate of 16% resulting in an income tax expense of approximately $460,000.

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2001 and 2000 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                                       2001           2000
                                                                   -----------    -----------
         Computed "expected" tax expense                           $ 1,423,927    $   196,413
         Foreign income taxes                                               --        (47,398)
         Indefinite deferral of foreign earnings                      (978,309)            --
         Stock based guarantee fees                                     27,207             --
         Non-qualified stock options exercised                         (51,185)            --
         Meals and entertainment                                         2,983             --
         Usage of United States net operating loss carryforwards      (424,622)      (116,120)
         Change in deferred tax asset valuation allowance                   --       (193,194)
         United States alternative minimum tax                          23,320             --
                                                                   -----------    -----------
                                                                   $    23,320    $  (160,299)
                                                                   ===========    ===========


The Company has not recognized a deferred tax liability for its foreign income in 2001 since the reversal of this temporary difference is indefinite. Accordingly, the amount of $978,309, which represents 34% of the foreign net income, has been reflected as a permanent difference.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2001 are as follows:

       Deferred tax assets:
            United States net operating loss carryforward        $   1,470,965
            Bad debt reserve                                             3,336
            Stock based compensation                                    13,056
            Amortization of reorganization intangible                   27,300
                                                                 -------------
       Total Gross Deferred Assets                                   1,514,657
       Less valuation allowance                                     (1,059,089)
                                                                 -------------
                                                                       455,568
       Deferred tax liability:
            Depreciation                                                (2,895)
                                                                 -------------
       Net Deferred Tax Asset                                    $     452,673
                                                                 =============

On September 3, 1991, the Company underwent a change of ownership (as defined by Internal Revenue Code Section 382). This change limits the Company's ability to utilize its approximately $4,057,000 of net operating loss carryforwards (NOL's) to $14,000 per year (these NOL's expire from 2003 to 2007).

At March 31, 2001, the Company had useable net operating loss carryforwards of approximately $4,326,370 for income tax purposes, (which are not subject to the above limitations) available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance at April 1, 2000 was $1,668,946. The net change in the valuation allowance during the year ended March 31, 2001 was a decrease of $609,857.

In accordance with SFAS 109, the income tax benefit of $89,479 arising from the net increase in deferred tax assets has been allocated at March 31, 2001 to reduce the reorganization intangible. (See Note 5)

Note 13  Concentrations of Credit Risk, Customers, Suppliers, and Financing
---------------------------------------------------------------------------

The Company derives primarily all of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At March 31, 2001, 85% of accounts receivable were due from five U.S. customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues derived from six customers in 2001 and five customers 2000 aggregated 82% and 70% of revenues, respectively. Revenues derived from two customers in each year 2001 and 2000 that individually purchased greater than 10% of the Company's total revenues were 32% and 23% in 2001 and 30% and 18% in 2000.

Purchases of products derived from two vendors based in China during 2001 were 80% and 14%, respectively. (See Note 9)

The Company financed its sales through one factor. Subsequent to March 31, 2001, the Company obtained a new loan facility, which it intends to use in lieu of the factor financing. (See Note 16)

Note 14  Non-Cash Charges to Operations
---------------------------------------

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

Note 15  Segment Information
----------------------------

The Company operates in one segment and maintains its records accordingly. Sales by customer geographic region during 2001 were as follows:

            United States                                $33,823,028
            Canada                                            11,420
            Europe                                           433,821
            South America                                     38,570
                                                         -----------

                                                         $34,306,839
                                                         ===========

Note 16  Subsequent Events
--------------------------

          (A) Loan and Security Agreement

          On April 26, 2001, the Company executed a Loan and Security Agreement (the "Agreement") with a commercial lender (the "Lender").

          The Lender will advance up to 75% of the Company's eligible accounts receivable, plus up to 40% of the eligible inventory, plus up to 40% of the commercial letters of credit opened for the purchase of eligible inventory, less reserves of up to $1,200,000 as defined in the agreement.

          The outstanding loan limit varies between zero and $10,000,000 depending on the time of year, as stipulated in the Agreement.

          The Lender will also issue or co-sign for commercial letters of credit up to $2,500,000, which shall reduce the loan limits above.

          The loans bear interest at the commercial lender's prime rate plus 0.5% and an annual fee equal to 1% of the maximum loan amount or $100,000 is payable. The term of the loan facility expires on April 26, 2004 and is automatically renewable for one-year terms. All amounts under the loan facility are due within 90 days of demand. The loans are secured by a first lien on all present and future assets of the Company except for certain tooling located at a vendor in China.

          The Agreement contains a financial covenant stipulating a minimum tangible net worth of $6,250,000 with escalations as defined in the Agreement.

                              SEC FILE NO. 0-24968



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    EXHIBITS

                                       TO

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         -------------------------------

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OF

                        THE SINGING MACHINE COMPANY, INC.

                                 EXHIBIT INDEX
                                 -------------



Exhibit
  No.                 Description
-------               ------------
3.14                  Amended By-Laws of the Singing Machine Company

21.1                  List of Subsidiaries

23.1                  Consent of Salberg & Company, P.A.

23.2                  Consent of Weinberg & Company, P.A.