Form 10QSB
period 2001-06-30
SINGING MACHINE CO INC
filed 2001-08-13
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended   June 30, 2001
                                               -----------------

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

     There were 4,450,520 shares of Common Stock, $.01 par value, issued and outstanding at June 30, 2001.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                                      INDEX

                                                                                                   Page No.
PART I.    FINANCIAL INFORMATION                                                                   --------

     Item 1.   Financial Statements:

               Consolidated Balance Sheets - June 30, 2001 (Unaudited) and
               March 31, 2001........................................................................3

               Consolidated Statement of Operations - Three months ended
               June 30, 2001 and 2000 (Unaudited)....................................................4

               Consolidated Statement of Cash Flows - Three months ended
               June 30, 2001 and 2000 (Unaudited)....................................................5

               Notes to Consolidated Financial Statements............................................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................................9

PART II.                   OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................................................17

     Item 2.   Changes in Securities.................................................................17

     Item 3.   Defaults Upon Senior Securities.......................................................18

     Item 4.   Submission of Matters to a Vote of Security Holders...................................18

     Item 5.   Other Information.....................................................................18

     Item 6.   Exhibits and Reports on Form 8-K......................................................18

SIGNATURES...........................................................................................18

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

Item I.     Financial Statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       June 30,            March 31,
                                                                         2001                 2001
                                                                     ------------         ------------
                                                                     (unaudited)
CURRENT ASSETS:
  Cash                                                               $     43,381         $  1,016,221
  Accounts Receivable, net of allowance
    Of $9,812                                                           4,910,520              955,652
  Due from Factor                                                             202              933,407
  Due from Vendor                                                              --              699,096
  Inventories                                                           5,021,893            4,813,461
  Interest Receivable                                                          --                7,425
  Prepaid Expenses and
    Other Current Assets                                                  768,576              598,487
                                                                     ------------         ------------
         TOTAL CURRENT ASSETS                                          10,744,572            9,016,324

PROPERTY AND EQUIPMENT, NET                                               261,638              263,791
OTHER ASSETS:
  Deposit for Credit Line                                                 254,362                   --
  Due from related party                                                    7,692                7,692
  Due from officers                                                            --              117,425
  Investment in/advances to unconsolidated
       Subsidiary                                                         383,947              374,730
  Reorganization Intangible - net                                         254,139              277,047
  Deferred tax asset                                                      452,673              452,673
                                                                     ------------         ------------
         TOTAL ASSETS                                                $ 12,359,024         $ 10,509,682
                                                                     ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                      1,303,853              821,684
  Accrued Expenses                                                        518,384              746,017
  Income taxes payable                                                         --               23,320
  Loan Payable                                                            335,107                   --
  Notes Payable                                                                --                   --
  Due to related party                                                  1,073,488                   --
                                                                     ------------         ------------
         TOTAL CURRENT LIABILITIES                                      3,230,832            1,591,021
                                                                     ------------         ------------
STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value;
 18,900,000 shares authorized;
 4,450,520 shares issued and outstanding                                   44,505               43,590
Additional Paid In Capital                                              3,388,316            3,324,779
Deferred Guarantee Fees                                                        --             (171,472)
Retained Earnings                                                       5,695,371            5,721,764
                                                                     ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                                     9,128,193            8,918,661
                                                                     ------------         ------------
TOTAL LIABILITIES
 AND STOCKHOLDERS' EQUITY                                            $ 12,359,024         $ 10,509,682
                                                                     ============         ============

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                       Three Months Ended
                                                                June 30,                June 30,
                                                                  2001                    2000
                                                               -----------            -----------
NET SALES                                                      $ 5,523,734            $ 6,068,591

COST OF SALES                                                    3,662,646              4,549,844
                                                               -----------            -----------

GROSS PROFIT                                                     1,861,088              1,518,747
                                                               -----------            -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                         1,901,996              1,039,897
                                                               -----------            -----------

INCOME (LOSS) FROM OPERATIONS                                      (40,908)               478,850

OTHER INCOME (EXPENSES):
  Other income                                                      15,865                  3,029
  Interest expense                                                  (3,692)               (63,098)
  Interest income                                                    2,475                 24,059
  Factoring fees                                                      (133)               (34,575)
                                                               -----------            -----------

                  NET OTHER EXPENSES                                14,515                (70,585)
                                                               -----------            -----------

INCOME (LOSS) BEFORE INCOME TAXES                                  (26,393)               408,265
                                                               -----------            -----------

INCOME TAX EXPENSE (BENEFIT)                                            --                     --
                                                               -----------            -----------

NET INCOME (LOSS)                                              $   (26,393)           $   408,265
                                                               ===========            ===========

EARNINGS (LOSS) PER SHARE
  Basic                                                        $     (0.01)           $      0.10
                                                               ===========            ===========
  Diluted                                                      $     (0.01)           $      0.09
                                                               ===========            ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING
  Basic                                                          4,391,968              4,063,296
  Diluted                                                        4,391,968              4,660,680



See accompanying notes to consolidated financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                          June 30,             June 30,
                                                           2001                 2000
                                                        -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                   $(1,793,927)         $  (971,334)
                                                        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and
    Equipment                                               (30,416)              (4,497)
  Due from factor                                           933,205             (261,236)
  Due from officer                                          117,425                   --
  Deposit for Credit line                                  (254,362)                  --
  Investment/Advances Unconsolidated Subsidiary              (9,217)                  --
                                                        -----------          -----------

         Net cash provided by investing
          activities                                        756,635             (265,733)
                                                        -----------          -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock & exercise of warrants
   and options                                               64,452              400,518
  Net proceeds from notes payable                                --              599,247
                                                        -----------          -----------

         Net cash provided by
          financing activities                               64,452              999,765
                                                        -----------          -----------

Decrease in cash and cash equivalents                      (972,840)            (237,302)

Cash and cash equivalents
  - beginning of period                                   1,016,221              378,848
                                                        -----------          -----------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                       $    43,381          $   141,546
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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                   (Unaudited)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended March 31, 2001.

            The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended March 31, 2001, which are included in Form 10- KSB.

            Certain amounts in the June 30, 2000 interim consolidated financial statements have been reclassified to conform to the June 30, 2001 presentation.

            In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

            The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002.

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

NOTE 2 - INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY

            In November 2000, the Company closed on an acquisition of 60% of the ordinary voting shares of a Hong Kong toy company for a total purchase price of $170,000. The Company believed that the acquiree had agreed to extend the effective date to June 2001, but a dispute arose and the Company committed to dispose of the entire investment. Accordingly, pursuant to Statement of Financial Accounting Standards No. 94 "Consolidation of All Majority-Owned Subsidiaries," the Company is treating the control of the subsidiary as temporary and has recorded the investment of $170,000 and advances and interest of $213,947 at cost. The Company intends to enter into a contract to sell the 60% interest at the original cost.

NOTE 3 - DEPOSIT FOR CREDIT LINE

            The Company, through its Hong Kong subsidiary, is negotiating with a major international bank for credit facilities. Pursuant to these negotiations, the Company's subsidiary is required to maintain a separate depository account in the amount of $254,362.

NOTE 4 - LOANS AND LETTERS OF CREDIT

             In July 1999, the Company entered into a financing agreement with a financing corporation. The agreement expires in July 2001. The financing corporation opens letters of credits on behalf of the Company to purchase inventory. Under the terms of the agreement, the Company pays a flat fee negotiated based on each letter of credit and the maximum amount of a single letter of credit cannot exceed $1,000,000. At March 31, 2001, the Company has no letters of credit open with the financing corporation. The factor has agreed under a third party agreement to factor receivables related to these letters of credit and pays the financing corporation directly. This agreement was terminated in April 2001.


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

             The outstanding balance at June 30, 2001, was $335,107.

NOTE 5 - EXERCISE OF STOCK OPTIONS AND WARRANTS AND MODIFICATION

            Stock options and warrants were exercised during the first quarter of fiscal year 2002. 91,400 shares of common stock were issued with proceeds to the Company of $64,452.

           On October 26, 2000, the Company extended the expiration of the Company's Public Warrants to November 10, 2001. All other terms and conditions of the Public Warrants shall remain the same (exercise price, manner of exercise, etc.)

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Company has an agreement with FLX (a China manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. A former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal year ended March 31, 2001, the Company purchased approximately 80% of its equipment from FLX. The amount due to FLX at June 30, 2001 of $1,073,488 is included in the related party payable. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

NOTE 7 - MAJOR CUSTOMERS

            As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the quarters ended June 30, 2001 and 2000 were approximately 97% and 87%, respectively. For the three months ending June 30, 2001 and 2000, two (2) major retailers accounted for 90% and 48% each of total revenues. Because of the seasonality of the Company's sales, these results may be distorted due to the historically low percentage of overall sales during the Company's first fiscal quarter of each year.

NOTE 8 - EARNINGS PER SHARE

            Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted
            EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of common stock equivalents was not utilized for the quarter ended June 30, 2001 since the effect was antidilutive. At June 30, 2001, there were 1,560,800 common stock options and warrants outstanding, which may dilute future earnings per share.

NOTE 9 - SEGMENTS

            The Company operates in one business segment. Sales during the three months June 30, 2001, were all generated in the United States.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10- QSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

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

         We had a net loss before estimated income tax of $26,393 for the three month period ended June 30, 2001. Our working capital as of June 30, 2001, was approximately $7,513,740.

RESULTS OF OPERATIONS

REVENUES

         For the three month period ended June 30, 2001, revenues were $5,523,734 as compared to $6,068,591 for the three months ended June 30, 2000. This is a decrease of 8% from last year. This decrease is due to a delay in production of four products. These products were due to ship in the middle of June and shipping was rescheduled for the first two weeks of July. These products were shipped on their rescheduled dates in July.


GROSS PROFIT

         Gross profit for the three month period ended June 30, 2001 was $1,861,088 or 34% of sales. This shows an increase over the three months ended June 30, 2000, when the gross profit was 25% of sales. This favorable change in gross profit is due to increased purchasing efficiencies. It is also due to the elimination of manufacturers agency fees which were a part of product cost in prior years.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $1,901,996 or 34% of total revenues, and $1,039,897 or 17% of total revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in these expenses is partially due to a final expense for the amortization of guarantee fees. This accelerated amortization of $114,316 is due to the termination of the loan agreement for which the guarantee was made. Approximately, $166,000 of the increase is due to the opening of the Hong Kong office of International SMC (HK) Ltd., our wholly owned subsidiary. By opening this office, the Company saves the manufacturers agency fees which were paid in prior years. The office will have fixed overhead expenses every month, as opposed to per shipment agency fees. Therefore the full benefit of maintaining this office will be seen more clearly in our second and third quarters when, historically, the Company has the greatest amount of purchases from the Orient. Another factor in these increased expenses was payroll and its associated expenses which contributed approximately $250,000. Other increases were seen in royalty and commission expenses.


DEPRECIATION AND AMORTIZATION EXPENSES

         The expense for depreciation and amortization was $41,737 for the three months ended June 30, 2001 as compared to $28,763 for the three months ended June 30, 2000. The increase is due primarily to the fixed asset additions of the last twelve months. These additions consisted of computers, furniture and other equipment in our California warehouse.


OTHER EXPENSES

         Other income and expenses decreased by $85,102 from the three months ended June 30, 2000 to the three months ended June 30, 2001. The primary areas of decrease are interest and factoring fees. The Company terminated the factoring agreement in the first quarter and had no accounts receivable factored at that time. The Company's new loan agreement with LaSalle National Bank was in effect, but nominal borrowing was required in the first quarter which resulted in a limited interest expense.


INCOME BEFORE INCOME TAX EXPENSE

         The Company showed a loss of $26,393 for the three months ended June 30, 2001. This loss can be attributed to the fixed costs associated with the opening the Hong Kong office. It can also be partially attributed to the accelerated amortization of guarantee fees, resulting in an additional expense of $114,316, in the selling, general and administrative expenses.


INCOME TAX EXPENSE

         As a result of showing a net loss for the period, no accrual was made for income tax expense and the change in the deferred tax asset was not material.

NET INCOME

         As there was no income tax expense accrual for the three months ended June 30, 2001, the net loss after taxes remained $26,393 as explained above.

SEASONALLY AND QUARTERLY RESULTS

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


FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 2001, we had current assets of $10,744,572 and total assets of $12,359,024 compared to current assets of $9,016,324 and total assets of $10,509,682 at March 31, 2001. This increase in current assets and total assets is primarily due to the increase in accounts receivable for sales in the month of June.

         Current liabilities increased to $3,230,832 as of June 30, 2001, compared to $1,591,021 at March 31, 2001. This increase in current liabilities is because of increased accounts payable and increased purchases of electronic recording equipment from a related party in the month of June. The use of the credit line was primarily to purchase inventory. Accounts payable increased to $1,303,853 as of June 30, 2001 from $821,684 as of March 31, 2001, primarily as a consequence of our increased expenditures to finance our sales efforts.

         Our stockholders' equity increased from $8,918,661 as of March 31, 2001, to $9,128,193 as of June 30, 2001 due to the exercise of warrants, write off of deferred guarantee fees and the current quarter loss.

         Cash flows used for operating activities were $1,793,927 during the three months ended June 30, 2001. Cash provided by investing activities during this same period was $756,635 resulting primarily from receipt of $933,205 invested at the factor, $117,425 repayments from officers and a deposit placed for a credit line of $254,362. Cash flows provided by financing activities were $64,452 during the three month period ended June 30, 2001. This consisted of proceeds in the amount of $64,452 from the exercise of warrants and options.


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

LaSalle Bank

         The Company entered into a new credit facility with LaSalle Business Credit, Inc. (the "Lender" or "LaSalle") in April 2001. Under this credit facility, the Lender will advance up to 75% of the Company's eligible accounts receivable, plus up to 40% of eligible inventory, plus up to 40% of commercial letters of credit issued/guaranteed by the Lender minus reserves as set out in the loan documents.

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

EPK Financial Corporation

         The Company entered into an agreement with EPK Financial Corporation
(EPK) whereby EPK would open letters of credit with the Company's factories to import inventory for distribution to the Company's customers. The Company terminated this arrangement with EPK in April 2001, when it entered into a credit facility with LaSalle. During fiscal 2001 and the first quarter of fiscal 2002, the Company did not use its credit facility with EPK.


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


Factors That May Affect Future Results and Market Price of Stock

Our inability to compete and maintain our niche in the entertainment industry could hurt our business

         The business in which we are engaged is highly competitive. In addition, we must compete with all the other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's and video cassettes. Competition 0in the karaoke industry is based primarily on price, product performance, reputation, delivery times, and customer support. We believe that our new product introductions and enhancements of existing products are material factors for our continuing growth and profitability. Many of our competitors are substantially larger and have significantly greater financial, marketing and operating resources than we have. No assurance can be given that we will continue to be successful in introducing new products or further enhancing existing products.

We rely on sales to key customers which subjects us to risk

         As a percentage of total revenues, our net sales to our five largest customers during the fiscal quarter ended June 30, 2001 and 2000, were approximately 97% and 87% respectively. During fiscal year 2002, we further intend to broaden our base of customers. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

         During fiscal 2001 and 2000, suppliers in the People's Republic of China accounted for in excess of 94% and 88%, respectively of our total product purchases, including virtually all of our hardware purchases. The Company expects purchasing for fiscal 2002 to fall within the above range as well.

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

We are subject to seasonality which is affected by various economic conditions and changes resulting in fluctuations in quarterly results

         We have experienced, and will experience in the future, significant fluctuations in sales and operating results from quarter to quarter. This is due largely to the fact that a significant portion of our business is derived from a limited number of relatively large customer orders, the timing of which cannot be predicted. Furthermore, as is typical in the karaoke industry, the quarters ended September 30 and December 31 will include increased revenues from sales made during the holiday season. Additional factors that can cause our sales and operating results to vary significantly from period to period include, among others, the mix of products, fluctuating market demand, price competition, new product introductions by competitors, fluctuations in foreign currency exchange rates, disruptions in delivery of components, political instability, general economic conditions, and the other considerations described in this section entitled "Risk Factors."

         Accordingly, period-to-period comparisons may not necessarily be meaningful and should not be relied on as indicative of future performance. Historically, the first quarter of our fiscal year, the three months ended June 30, have been the least profitable quarter.

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

Our business operations could be significantly disrupted if we lose members of our management team

         Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. Although we have entered into employment contracts with Messrs. Steele and Klecha, the loss of the services of either of these individuals could prevent us from executing our business strategy. See "Management-Directors and Executive Officers" for a listing of our executive officers.

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

Risks Associated with our Capital Structure

Future sales of our common stock held by current stockholders may depress our stock price

         As of June 30 2001, there were 4,450,520 shares of our common stock outstanding, of which approximately 1,198,883 were restricted securities as that term is defined by Rule 144 under the Securities Act of 1933. The restricted securities will be eligible for public sale only if registered under the Securities Act or sold in accordance with Rule 144. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold under this prospectus or under Rule 144, or the perception that these sales could occur. We have filed a registration statement on Form S-8 to register the sale of up to 1,229,500 shares of our common stock underlying stock options granted and to be granted under our stock option plan. Additionally, we intend to file a registration statement to register for resale approximately 1.3 million shares of our common stock. These factors could also make it more difficult to raise funds through future offerings of common stock.

Adverse Effect on Stock Price from Future Issuances of Additional Shares

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of June 30, 2001, we had 4,450,520 shares of common stock issued and outstanding and an aggregate of 1,626,000 outstanding options and warrants and 1,656,000 public warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 11,167,480 shares of common stock.

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

Item 2.   CHANGES IN SECURITIES

          (a) Not Applicable.

          (b) Not Applicable.

          (c) During the three month period ended June 30, 2001, six employees exercised stock options issued under our 1994 Amended and Restated Management Stock Option Plan. The employees exercised options to acquire an aggregate of 71,400 shares of our common stock. The names of the option holders, the dates of exercise the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                         Date of         No. of       Exercise
Name                     Exercise        Shares         Price    Proceeds
----                     --------        ------         -----    --------
Adolph Nelson             4/30/01         1,500         $.43     $   645
John Steele               4/30/01         5,000         $.43     $ 2,150
Teresa Marco              5/01/01         5,000         $.43     $ 2,150
Terry Philips             5/01/01         1,500         $.43     $   645
Brian Cino                5/02/01         3,400         $.43     $ 1,462
John Klecha               5/30/01        50,000         $.43     $21,500
Melody Rawski             6/14/01         5,000         $.43     $ 2,150

Each of these employees paid for the shares with cash. Each of the employees exercised their options in reliance upon Section 4(2) of the Securities Act of 1933, because each of them was knowledgeable, sophisticated and had access to comprehensive information about the Company. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares, except a control legend was placed on the shares that were issued to Mr. Klecha.


         During the three month period ended June 30, 2001, two warrant holders exercised their warrants to acquire an aggregate of 20,000 shares of our common stock. The names of the warrant holders, the dates of exercise the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                         Date of         No. of       Exercise
Name                     Exercise        Shares         Price    Proceeds
----                     --------        ------         -----    --------
Entropy Holdings         04/30/01        10,000       $   2.00    $20,000

FRS Investments          04/30/01        10,000       $   1.375   $13,750

Each of the warrant holders paid for their shares with cash. Each of these warrant holders exercised their warrants in reliance upon Section 4(2) of the Securities Act of 1933, because each of these holders was knowledgeable, sophisticated and had access to comprehensive information about the Company. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

         (d) Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.   OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          10.1 Loan and Security Agreement made as of April 26, 2001 between The Singing Machine Company, Inc. and LaSalle Business Credit, Inc.

          10.2 $10,000,000 Demand Note executed as of April 26, 2001 by the Singing Machine Company, Inc.

          10.3 Trademark Security Agreement made as of April 26, 2001 by The Singing Machine Company, Inc. in favor of LaSalle Business Credit, Inc. for U.S. trademarks.

          10.4 Trademark Security Agreement made as of April 26, 2001 by The Singing Machine Company, Inc. in favor of LaSalle Business Credit, Inc. for Canadian trademarks.

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K in the three months ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE SINGING MACHINE COMPANY, INC.




Dated: August 13, 2001                By: /s/ John F. Klecha
                                          ---------------------------
                                          John F. Klecha
                                          President, Chief Financial Officer,
                                          Chief Operating Officer, Treasurer and
                                          Secretary