Form 10QSB
period 2001-09-30
SINGING MACHINE CO INC
filed 2001-11-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                              ---------------------

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

     There were 4,747,620 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 2001.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - September 30, 2001 (Unaudited)
         and March 31, 2001 ..............................................  3

         Consolidated Statement of Operations - Three and six months ended September 30, 2001 and 2000 (Unaudited) ...................  4

         Consolidated Statement of Cash Flows - Six months ended
         September 30, 2001 and 2000 (Unaudited) .........................  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 10

PART II.                   OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 18

Item 2.  Changes in Securities ........................................... 18

Item 3.  Defaults Upon Senior Securities ................................. 19

Item 4.  Submission of Matters to a Vote of Security Holders ............. 19

Item 5.  Other Information ............................................... 19

Item 6.  Exhibits and Reports on Form 8-K ................................ 19

SIGNATURES ............................................................... 20

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,          March 31,
                                                                                  2001                 2001
                                                                              ------------         ------------
                                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                        $  2,422,768         $  1,016,221
  Accounts Receivable,
     net of allowance of $9,812                                                  7,241,745              955,652
  Due from Factor                                                                       --              933,407
  Due from Vendor                                                                       --              699,096
  Inventories                                                                   10,194,450            4,813,461
  Interest Receivable                                                                   --                7,425
  Prepaid Expenses and
    Other Current Assets                                                         1,137,351              598,487
                                                                              ------------         ------------
         TOTAL CURRENT ASSETS                                                   20,996,314            9,023,749
PROPERTY AND EQUIPMENT, NET                                                        296,823              263,791
OTHER ASSETS:
  Deposit for Credit Line                                                          256,008                   --
  Due from related party                                                                --                7,692
  Due from officers                                                                     --              110,000
  Investment in/advances to Unconsolidated Subsidiary                              268,537              374,730
  Reorganization Intangible - net                                                  231,231              277,047
  Deferred tax asset                                                               452,673              452,673
                                                                              ------------         ------------
         TOTAL ASSETS                                                         $ 22,501,586         $ 10,509,682
                                                                              ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                               3,691,522              821,684
  Accrued Expenses                                                               3,985,182              746,017
  Income taxes payable                                                                  --               23,320
  Loan Payable                                                                     569,511                   --
  Notes Payable                                                                         --                   --
  Due to related party                                                           2,491,530                   --
                                                                              ------------         ------------
         TOTAL CURRENT LIABILITIES                                              10,737,745            1,591,021
                                                                              ------------         ------------
STOCKHOLDERS' EQUITY:
Preferred Stock, $1.00 par value; 1,000,000 shares authorized,
  no shares issued and outstanding                                                      --                   --
Common Stock, Class A, $.01 par value; 100,000 authorized,
  no shares issued and outstanding                                                      --                   --
Common Stock, $.01 par value; 18,900,000 shares authorized;
  4,747,620 and 4,359,120 shares issued and outstanding, respectively               47,476               43,590
Additional Paid In Capital                                                       3,701,633            3,324,779
Deferred Guarantee Fees                                                                 --             (171,472)
Retained Earnings                                                                8,014,731            5,721,764
                                                                              ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                                             11,763,841            8,918,661
                                                                              ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 22,501,586         $ 10,509,682
                                                                              ============         ============

          See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                    Six Months Ended
                                                 ------------------------------      ------------------------------
                                                 September 30,     September 30,     September 30,     September 30,
                                                     2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------
NET SALES                                        $ 15,749,241      $ 11,786,707      $ 21,272,851      $ 17,855,298

COST OF SALES                                      10,438,974         8,481,626        14,101,529        13,031,470
                                                 ------------      ------------      ------------      ------------
GROSS PROFIT                                        5,310,267         3,305,081         7,171,322         4,823,828

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        3,069,794         1,506,220         4,877,849         2,546,117
                                                 ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                              2,240,472         1,798,861         2,293,473         2,277,711

OTHER INCOME (EXPENSES):
  Other income                                        125,379               917           143,230             3,946
  Interest expense                                    (34,465)         (140,094)         (134,037)         (203,192)
  Interest income                                          28            11,156             2,475            35,215
  Factoring fees                                          (40)          (33,923)             (173)          (68,498)
                                                 ------------      ------------      ------------      ------------
           NET OTHER EXPENSES                          90,902          (161,944)           11,494          (232,529)

INCOME BEFORE INCOME TAX EXPENSE                    2,331,374         1,636,917         2,304,967         2,045,182

INCOME TAX EXPENSE                                      6,000           388,848            12,000           388,848

NET INCOME                                       $  2,325,374      $  1,248,069      $  2,292,967      $  1,656,334
                                                 ============      ============      ============      ============
NET INCOME PER COMMON SHARE
           Basic                                 $       0.51      $       0.29      $       0.51      $       0.40
                                                 ============      ============      ============      ============
           Diluted                               $       0.44      $       0.25      $       0.44      $       0.33
                                                 ============      ============      ============      ============
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
           Basic                                    4,517,104         4,251,033         4,454,857         4,157,677
           Diluted                                  5,322,815         5,037,428         5,214,841         4,961,589

                 See accompanying notes to financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Six Months Ended
                                                             --------------------------------
                                                             September 30,       September 30,
                                                                 2001                 2000
                                                             -----------          -----------
NET CASH USED IN
  OPERATING ACTIVITIES:                                      $  (301,528)         $  (853,117)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and equipment                            (101,973)            (177,252)
  Proceeds from factor                                           933,407             (255,319)
  Proceeds from Officer                                          117,425                   --
  Deposit for Credit line                                       (256,008)                  --
  Investment/Advances in unconsolidated subsidiary                64,973                   --
  Due from related parties                                            --              394,706
                                                             -----------          -----------
 Net cash provided by (used in) investing activities             752,824              (37,865)

CASH FLOW FROM FINANCING
  ACTIVITIES:
  Proceeds from issuance of common
   stock & exercise of warrants and options                      380,740              409,163
  Line of credit net proceeds                                    569,511                   --
  Net proceeds from notes payable                                     --              599,247
                                                             -----------          -----------
         Net cash provided by financing activities               950,251            1,008,410
                                                             -----------          -----------

Increase in cash and cash equivalents                          1,406,547              117,428

Cash and cash equivalents  - beginning of period               1,016,221              378,848
                                                             -----------          -----------
CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                            $ 2,422,768          $   496,276


          See accompanying notes to consolidated financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                   (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

       The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended March 31, 2001.

       The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended March 31, 2001, which are included in Form 10- KSB.

       The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company. Statement No. 133 as amended by Statement No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

       Certain amounts in the September 30, 2000 interim consolidated financial statements have been reclassified to conform to the September 30, 2001 presentation.

       In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

       The results of operations for the six month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002.

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

       The Company completed a contract selling the 60% interest on September 11, 2001. The transaction resulted in a net loss on investment of $48,912. The purchaser took over operation of the company on September 12, 2001. Payment of the remaining contract price, $90,002, will take place over a four month period of time ending December 31, 2001. The advances and interest remaining at September 30, 2001, in the amount of $ 171,821, will be paid in full over a ten month period and will accrue additional interest over that time. The additional amount due of $6,714 was added after the transaction.

NOTE 3 - DEPOSIT FOR CREDIT LINE

       The Company, through its Hong Kong subsidiary, is negotiating with a major international bank for credit facilities. Pursuant to these negotiations, the Company's subsidiary is required to maintain a separate depository account in the amount of $256,008.

NOTE 4 - LOANS AND LETTERS OF CREDIT

       In July 1999, the Company entered into a financing agreement with a financing corporation. The agreement expired in July 2001. The financing corporation opens letters of credits on behalf of the Company to purchase inventory. Under the terms of the agreement, the Company pays a flat fee negotiated based on each letter of credit and the maximum amount of a single letter of credit cannot exceed $1,000,000. At March 31, 2001, the Company has no letters of credit open with the financing corporation. The factor has agreed under a third party agreement to factor receivables related to these letters of credit and pays the financing corporation directly. This agreement was terminated in April 2001.

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

           The outstanding balance at September 30, 2001, was $569,511.

NOTE 5 - EQUITY

        Stock options and warrants were exercised during the second quarter of fiscal year 2002. 297,100 shares of common stock were issued with proceeds to the Company of $316,288. The total of Stock options and warrants exercised for the six month period ended September 30, 2001 were 388,500 shares with a total proceeds to the Company of $380,740.

       On August 15, 2001, the directors of the Company were each issued 10,000 common stock options (50,000 options total) at the then current stock price of $6.35. Pursuant to APB no. 25, no compensation expense will be recognized.


NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company has an agreement with FLX (a China manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. A former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal year ended March 31, 2001, the Company purchased approximately 80% of its equipment from FLX. The Company anticipates the purchase level to remain close to this number for fiscal year 2002. The amount due to FLX at September 30, 2001 of $2,491,530 is included in the related party payable. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

NOTE 7 - MAJOR CUSTOMERS

       As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the quarters ended September 30, 2001 and 2000 were approximately 94% and 76%, respectively. For the six months ending September 30, 2001 and 2000, two (2) major retailers accounted for 79% and 32% each of total revenues. Because of the seasonality of the Company's sales, these results may be distorted due to the historically low percentage of overall sales during the Company's first fiscal quarter of each year.

NOTE 8 - EARNINGS PER SHARE

       Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of 50,000 common stock options and 1,656,000 public warrants for the three and six months ended September 30, 2001 were not utilized since the effect was antidilutive; however, those common stock options and public warrants outstanding may dilute future earnings per share.

NOTE 9 - SEGMENTS

       The Company operates in one business segment. Sales during the three months and six months September 30, 2001, were all generated in the United States.

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

GENERAL

         The Singing Machine Company, Inc. and its wholly owned subsidiary, International (SMC) HK, Ltd.("the "Company," "we" or "us") engages in the production and distribution of karaoke audio software and electronic recording equipment. Our electronic karaoke machines and audio software products are marketed under The Singing Machine((R)) trademark.

         Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

         Our karaoke machines and karaoke software are currently sold in such retail outlets as Best Buy, Toys R Us, Target, J.C. Penney and Fingerhut.

         We had a net profit before estimated income tax of $2,304,967 for the six month period ended September 30, 2001. Our working capital as of September 30, 2001, was approximately $10,258,569.

RESULTS OF OPERATIONS

REVENUES

         Revenues for the three months ended September 30, 2001 (the "second quarter") were $15,749,241, an increase of 33% over the second quarter of fiscal 2001. Revenues for the six months ended September 30, 2001 were $21,272,851, an increase of 19% over the first six months of fiscal 2001. The revenue growth was driven by the addition of new products to the Company's core product line.

GROSS PROFIT

         Gross profit for the three month period ended September 30, 2001 was $5,310,267 or 34% of sales compared with $3,305,081 or 28% of sales for the second quarter of the prior year. Gross profit for the six months ended September 30, 2001 and 2000 were $7,171,322, or 33.7% of revenues and $4,823,828, or 27% of revenues, respectively. This favorable increase in the Company's gross profit margin is due to increased purchasing efficiencies and to the increased sale of music products which have higher profit margins than some of our electronic products. It is also due to the elimination of manufacturers agency fees which were a part of product cost in prior years and a different mix of products

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") were $3,069,794 or 20% of total revenues, in the second quarter, up from $1,506,220 or 13% of total revenues, in the second quarter of the prior year. For the six months ended September 30, 2001, SG&A were $4,877,849 or 23% of total revenues, up from $2,546,117 or 14% of total revenues for the six months ended September 30, 2000. The increase in SG&A expenses is primarily due to costs associated with: (1) with opening the Company's Hong Kong office, (2) the Company's first advertising campaign, (3) the amortization of certain guarantee fees and (4) certain expenses associated with increased sales.

         In December 2000, the Company's wholly-owned subsidiary, International SMC (HK) Ltd. opened a Hong Kong office and incurred SG&A expenses of approximately $283,182. By opening this office, the Company saves the manufacturers agency fees which were paid in prior years. The Hong Kong office has fixed overhead expenses every month, as opposed to per shipment agency fees. The benefit can be seen in the second quarter and will continue to be seen in the third quarter when, historically, the Company has the greatest amount of purchases from the Orient.

         For the first time in its history, the Company has embarked on a formal advertising campaign, which will use print advertising, radio spots, sponsorships, promotions and other media. The cost of advertising during the second quarter was approximately $470,000. The Company's SG&A expenses also increased by $114,316 due to the accelerated amortization of certain deferred guarantee fees in the first quarter when the loan agreements for which the guarantees were made were terminated.

         Another factor in these increased SG&A expenses was payroll and its associated expenses which contributed approximately $354,000 in expenses. Other increases in SG&A expenses were variable expenses which are directly related to the increase in sales. These variable expenses include royalty expense, commission expense and warehouse expenses.

DEPRECIATION AND AMORTIZATION EXPENSES

         The Company's depreciation and amortization expenses were $148,684 or .9 % of total revenues in the second quarter, up from $30,449 or .2% in the second quarter of the prior year. For the six months ended September 30, 2001, the Company's depreciation and amortization expenses were $215,123, or 1% of total revenues, up from $59,213, or .3% of total revenues, for the six months ended September 30, 2000. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new fixed assets during the last twelve months, which included computers, furniture and other equipment in all of the Company's locations in Florida, California and Hong Kong. The amortization expense also includes the amortization of a fee paid to LaSalle Bank for our line of credit facility.

OTHER INCOME AND EXPENSES

         Other income was $90,902 for the second quarter of fiscal 2002 compared with net expenses of $161,944 for the second quarter of the prior year. Other income was $11,494 for the six months ended September 30, 2001 compared with net expenses of $232,529 for the six months ended September 30, 2000. The Company has begun to generate positive income from these miscellaneous items because it has had a decrease in factoring fees and interest expense. The Company no longer has to pay factoring fees because it terminated its factoring agreement in the first quarter of 2002, when it entered into its credit facility with LaSalle National Bank. Furthermore, the Company has had limited interest expense during the first six months because it has made nominal borrowing under its credit facility with LaSalle. The Company has also begun to generate income from royalty payments received in Hong Kong for the use of Company owned molds by other parties.

INCOME BEFORE INCOME TAX EXPENSE

         The Company's net income before income taxes increased 42.4% to $2,331,374 for the second quarter compared with $1,636,917 for the second quarter of the previous year. The Company's net income before income taxes increased 12.7% to $2,304,967 for the six month ended September 30, 2001 compared with $2,045,182 for the six months ended September 30, 2000. This increase in profit is due primarily to the increase in sales.

INCOME TAX EXPENSE

         The Company files separate tax returns for the parent and for the Hong Kong Subsidiary.

         During the second quarter of fiscal 2002, the Company showed a loss in the U.S. parent company, and a profit in International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary. As a result of this, the accrual for income tax included only an estimate for alternative minimum tax. No additional tax is estimated to be owed and the change in the deferred tax asset was not material.

         The Company's Hong Kong subsidiary has applied for a Hong Kong "offshore claim" income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that since the source of all profits of the Hong Kong subsidiary are from customers outside of Hong Kong it is likely the exemption will be approved. Accordingly, no provision for income taxes on the profits of the Hong Kong subsidiary have been provided in the accompanying consolidated financial statements.

         In the event the exemption is not approved, the Hong Kong subsidiary profits will be taxed at a flat rate of 16% resulting in an estimated income tax expense for the six months ended September 30, 2001 of approximately $568,000.

NET INCOME

         As a result of the foregoing, the Company's net income increased 86.3% to $2,325,374 for the second quarter compared with $1,248,069 for the second quarter of the prior year. The Company's net income increased 38.4% to $2,292,967 for the six months ended September 30, 2001 compared with $1,656,334 for the six months ended September 30, 2000.

SEASONALLY AND QUARTERLY RESULTS

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

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 2001, the Company had current assets of $20,996,314 and total assets of $22,501,586 compared to current assets of $9,023,749 and total assets of $10,509,682 at March 31, 2001. This increase in current assets and total assets is primarily due to the increase in accounts receivable for sales in the month of September, as well as an increase in inventory for future shipments.

         Current liabilities increased to $10,737,745 as of September 30, 2001, compared to $1,591,021 at March 31, 2001. This increase in current liabilities is because of increased accounts payable and increased purchases of electronic recording equipment from a related party in the month of September. The use of the credit line was primarily to purchase inventory. Accounts payable increased to $3,691,522 as of September 30, 2001 from $821,684 as of March 31, 2001, primarily as a consequence of the Company's increased expenditures to finance its sales efforts.

         The Company's stockholders' equity increased from $8,918,661 as of March 31, 2001, to $11,763,841 as of September 30, 2001 due to the exercise of warrants, the write off of deferred guarantee fees and the current quarter net income.

         Cash flows used for operating activities were $301,528 during the six months ended September 30, 2001. This amount was primarily the result of increases in accounts receivable, inventory, accounts payable and accrued expenses. These increases are a direct result of the increased volume of sales for the period.

         Cash provided by investing activities during this same period was $757,824 resulting primarily from receipt of $933,407 previously invested with the Company's factor. Other factors included in this increase included $117,425 received from payments from our officers . Cash used for investing activities consisted of property and equipment in the amount of $101,973 and a $256,008 deposit placed for a credit line.

         Cash flows provided by financing activities were $950,251 during the six month period ended September 30, 2001. This consisted of proceeds from the exercise of warrants and options and the net amount of borrowing on the line of credit at LaSalle Bank.

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

We rely on sales to key customers which subjects us to risk

         As a percentage of total revenues, our net sales to our five largest customers during the six months ended September 30, 2001 and 2000, were approximately 94% and 76% respectively. During fiscal year 2002, we further intend to broaden our base of customers. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

         During fiscal 2001 and 2000, suppliers in the People's Republic of China ("China") accounted for in excess of 94% and 88%, respectively of our total product purchases, including virtually all of our hardware purchases. The Company expects purchasing for fiscal 2002 to fall within the above range as well.

         In November 2001, the People's Republic of China was admitted to the World Trade Organization ("WTO"), which should help facilitate our business operations in China. However, if the People's Republic of China's membership in the WTO is revoked, restricted or suspended in any way, our cost of goods purchased from Chinese vendors is likely to increase. A resultant change in suppliers would likely have an adverse effect on our operations and possibly, earnings, although management believes such adversity would be short-term as a result of its ability to find alternative suppliers. We continue to closely monitor the situation and have determined that production capabilities in countries outside China, which have Most Favored Nation status or membership in the WTO, and therefore, have favorable duty rates would meet our production needs.

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

         Accordingly, period-to-period comparisons may not necessarily be meaningful and should not be relied on as indicative of future performance. Historically, the first and fourth quarters of our fiscal year have been the least profitable quarter and the second and third have been the most profitable.

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

We may be subject to claims from third parties for unauthorized use of their proprietary technology, copyrights or trade secrets

         We believe that we independently developed the technology used in our electronic and audio software products and that it does not infringe on the proprietary rights, copyrights or trade secrets of others. However, we cannot assure you that we have not infringed on the proprietary rights of third parties or those third parties will not make infringement violation claims against us. Any infringement claims may have a negative effect on our ability to manufacture our products.

We may be infringing upon the copyrights of third parties

Each song in our catalog is licensed to us for specific uses. Because of the numerous variations in each of our licenses for copyrighted music, there can be no assurance that we have complied with scope of each of our licenses. Additionally, third parties over whom we exercise no control may use our sound recordings in such a way that is contrary to our license agreement and by violating our license agreement we may be liable for contributory copyright infringement. Any infringement claims may have a negative effect on our ability to sell products.

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

Our business operations could be significantly disrupted if we lose members of our management team

         Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. Although we have entered into employment contracts with Edward Steele, our Chief Executive Officer and John Klecha, our President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, and the loss of the services of either of these individuals could prevent us from executing our business strategy.

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

Risks Associated with our Capital Structure

Future sales of our common stock held by current stockholders may depress our stock price

         As of September 30 2001, there were 4,747,620 shares of our common stock outstanding,. We have filed two registration statements to register an aggregate of 3,194,823 shares of our common stock ( a registration statement on Form S-3 to register the resale of 1,965,323 shares or our common stock and a registration statement on Form S-8 to register the sale of 1,229,500 shares underlying options granted under our 1994 Stock Option Plan). We also intend to file a registration statement on Form S-8 to register 1,300,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

Adverse Effect on Stock Price from Future Issuances of Additional Shares

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of September 30, 2001, we had 4,747,620 shares of common stock issued and outstanding and an aggregate of 1,308,900 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 12,843,488 shares of common stock.

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

Item 2.   CHANGES IN SECURITIES

          (a) Not Applicable.

          (b) Not Applicable.

          (c) During the three month period ended September 30, 2001, six employees exercised stock options issued under our 1994 Amended and Restated Management Stock Option Plan. The employees exercised options to acquire an aggregate of 184,800 shares of our common stock. The names of the option holders, the dates of exercise the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                          Date of           No. of       Exercise
      Name                Exercise          Shares       Price        Proceeds
      ----------          -----------       ---------    ----------  -----------
      Terry Phillips       7/11/01           1,500         $ .43        $   645
      April Green          7/11/01             100         $1.66        $   166
      Brian Cino          7/15//01             800         $ .43        $   344
      April Green          7/11/01             200         $1.66        $   332
      John Steele          7/24/01          10,000         $ .43        $16,600
      Josef Bauer          8/16/01          10,000         $3.06        $30,600
      April Green          8/16/01             200         $1.66        $   332
      Edward Steele        9/28/01         175,000         $ .43        $75,250
      Edward Steele        9/28/01           5,000         $3.06        $15,300

Each of these employees paid for the shares with cash. Each of the employees exercised their options in reliance upon Section 4(2) of the Securities Act of 1933, because each of them was knowledgeable, sophisticated and had access to comprehensive information about the Company. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares, except a control legend was placed on the shares that were issued to Mr. Bauer and Mr. Edward Steele.

         During the three month period ended September 30, 2001, three warrant holders exercised their warrants to acquire an aggregate of 94,000 shares of our common stock. The names of the warrant holders, the dates of exercise the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.
                          Date of           No. of       Exercise
      Name                Exercise          Shares       Price        Proceeds
      ----------          -----------       ---------    ----------   ----------
      Itamar Zac Jones     7/15/01           4,000         $ 2.00       $ 8,000
      Josef Bauer          8/16/01          10,000         $ 2.00       $20,000
      Josef Bauer          8/16/01          25,000         $ 3.25       $81,250
      Josef Bauer          8/16/01          50,000         $ 1.00       $50,000
      Maureen LaRoche      8/16/01           5,000         $ 3.25       $16,250

Each of the warrant holders paid for their shares with cash. Each of these warrant holders exercised their warrants in reliance upon Section 4(2) of the Securities Act of 1933, because each of these holders was knowledgeable, sophisticated and had access to comprehensive information about the Company. The

Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. We have registered these shares for resale on a registration statement on Form S-3.

         On August 15, 2001, the Company issued an aggregate of 50,000 options to its directors pursuant to an annual grant of options to persons who had served on the Board during the previous year. Each of the following directors received 10,000 options: Eddie Steele, John Klecha, Josef Bauer, Howard Moore and Robert Weinberg . The exercise price of the options is $6.35 per share and the options expire on August 14, 2006. The options are exercisable immediately. We issued these options to our directors in reliance upon Section 4(2) of the Securities Act, because our directors are knowledgeable, sophisticated and have access to comprehensive information about the Company.

         (d) Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On August 16, 2001, the Company held its Annual Meeting of Stockholders. The stockholders of record at July 12, 2001 were provided with a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 as filed July 10, 2001. This Proxy statement detailed four proposals which were brought to vote at the August 16 meeting. The outcome of these proposals as well as details of each vote follows.

Proposal 1 - Election of Directors. The following five directors were elected to serve until the next Annual Meeting of Shareholders and until their successors shall be elected and qualified:

                                                                        Broker
                     For         Against    Withheld    Abstentions    Non-Votes
                     ---         -------    --------    -----------   ----------

Edward Steele        3,803,510        0      3,070             0        552,540
John Klecha          3,803,510        0      3,070             0        552,540
Josef Bauer          3,803,510        0      3,004             0        552,606
Howard Moore         3,803,510        0      3,004             0        552,606
Robert Weinberg      3,803,510        0      3,004             0        552,606

Proposal 2 - To approve the year 2001 Stock Option Plan:

                                                                        Broker
                     For         Against    Withheld    Abstentions    Non-Votes
                     ---         -------    --------    -----------   ----------

                     2,414,541   92,549                    3,490        848,192

Proposal 3 - To approve the Company's Cash Bonus Performance Plan:

                                                                        Broker
                     For         Against    Withheld    Abstentions    Non-Votes
                     ---         -------    --------    -----------   ----------

                     2,296,275   210,279          0        4,026        961,992

Proposal 4 - To ratify the selection of Salberg & Company, P.A., as the Company's independent certified public accountants for the fiscal year end March 31, 2002:

                                                                        Broker
                     For         Against    Withheld    Abstentions    Non-Votes
                     ---         -------    --------    -----------   ----------

                    3,813,010     1,290           0        2,280        542,540

Item 5.   OTHER INFORMATION

         The Company's wholly-owned subsidiary, International SMC (HK) Ltd. sold 600,000 shares or 60% of the issued and outstanding shares of Toy Concepts International Limited, a Hong Kong company, to Kingsky Technology Limited, a Hong Kong company, effective as of September 12, 2001. The sale was not a material disposition, and did not require that the Company file a Form 8-K. The sales price for the Toy Concept's shares was $120,003, with $30,000 received on September 30, 2001 and the balance of the purchase price being paid in full by December 30, 2001. Over the past year, the Company had advanced an aggregate of approximately $200,000 to Toy Concepts, which it has agreed to repay, along with accrued interest, pursuant to a payment schedule ending on June 30, 2002.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         2.1 Stock Purchase Agreement dated September 11, 2001 between International SMC (HK) Limited, as the vendor, and Kingsky Technology Limited, as the purchaser.

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K in the three months ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE SINGING MACHINE COMPANY, INC.




Dated: November 13, 2001         By: /s/ John F. Klecha
                                     -------------------------------------------
                                    John F. Klecha
                                    President, Chief Financial Officer,
                                    Chief Operating Officer, Treasurer and
                                    Secretary
                                    (Principal Financial and Accounting Officer)