Form 10QSB
period 2001-12-31
SINGING MACHINE CO INC
filed 2002-02-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


             6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
             -------------------------------------------------------
                    (Address of principal executive offices )

                                 (954) 596-1000
                                 ---------------
                (Issuer's telephone number, including area code)

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

There were 5,041,320 shares of Common Stock, $.01 par value, issued and outstanding at December 31, 2001.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - December 31, 2001 (Unaudited)
         and March 31, 2001 ..............................................  3

         Consolidated Statement of Operations - Three and nine months ended December 31, 2001 and 2000 (Unaudited) ....................  4

         Consolidated Statement of Cash Flows - Nine months ended
         December 31, 2001 and 2000 (Unaudited) ..........................  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................  9

PART II.                   OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 16

Item 2.  Changes in Securities ........................................... 16

Item 3.  Defaults Upon Senior Securities ................................. 17

Item 4.  Submission of Matters to a Vote of Security Holders ............. 17

Item 5.  Other Information ............................................... 18

Item 6.  Exhibits and Reports on Form 8-K ................................ 18

SIGNATURES ............................................................... 19

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,          March 31,
                                                                                     2001                2001
                                                                                 ------------         ------------
                                                                              (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                           $  1,916,705         $  1,016,221
  Accounts Receivable,
     net of allowance of $9,812                                                    27,059,905              955,652
  Due from Factor                                                                          --              933,407
  Due from Vendor                                                                          --              699,096
  Inventories                                                                       6,713,553            4,813,461
  Interest Receivable                                                                      --                7,425
  Prepaid Expenses and
    Other Current Assets                                                              479,498              598,487
                                                                                 ------------         ------------
         TOTAL CURRENT ASSETS                                                      36,169,660            9,023,749
PROPERTY AND EQUIPMENT, NET                                                           648,280              263,791
OTHER ASSETS:
  Deposit for Credit Line                                                             256,807                   --
  Due from related party                                                                   --                7,692
  Due from officers                                                                        --              110,000
  Investment in/advances to Unconsolidated Subsidiary                                 100,028              374,730
  Reorganization Intangible - net                                                     134,749              277,047
  Deferred tax asset                                                                  526,247              452,673
                                                                                 ------------         ------------
         TOTAL ASSETS                                                            $ 37,835,772         $ 10,509,682
                                                                                 ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                                  7,049,514              821,684
  Accrued Expenses                                                                  4,230,376              746,017
  Income taxes payable                                                                     --               23,320
  Loan Payable                                                                      7,567,111                   --
  Notes Payable                                                                            --                   --
  Due to related party                                                                673,113                   --
                                                                                 ------------         ------------
         TOTAL CURRENT LIABILITIES                                                 19,520,114            1,591,021
                                                                                 ------------         ------------
STOCKHOLDERS' EQUITY:
Preferred Stock, $1.00 par value; 1,000,000 shares authorized,
  no shares issued and outstanding                                                         --                   --
Common Stock, Class A, $.01 par value; 100,000 authorized,
  no shares issued and outstanding                                                         --                   --
Common Stock, $.01 par value; 18,900,000 shares authorized;
  5,041,320 and 4,359,120 shares issued and outstanding, respectively                  50,414               43,590
Additional Paid In Capital                                                          4,274,033            3,324,779
Deferred Guarantee Fees                                                                    --             (171,472)
Retained Earnings                                                                  13,991,211            5,721,764
                                                                                 ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY                                                18,315,658            8,918,661
                                                                                 ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 37,835,772         $ 10,509,682
                                                                                 ============         ============



See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended                   Nine Months Ended
                                                 ------------------------------      ------------------------------
                                                 December 31,      December 31,      December 31,      December 31,
                                                     2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------
NET SALES                                        $ 34,158,513      $ 13,863,790      $ 55,431,595      $ 30,768,186

COST OF SALES                                      22,719,929         9,173,854        36,821,615        21,254,423
                                                 ------------      ------------      ------------      ------------
GROSS PROFIT                                       11,438,583         4,689,936        18,609,980         9,513,763

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        5,422,298         2,259,606        10,415,804         4,806,054
                                                 ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                              6,016,286         2,430,330         8,194,176         4,707,709

OTHER INCOME (EXPENSES):
  Other income                                         53,600            10,268           195,741            14,214
  Interest expense                                   (104,877)         (201,294)         (143,034)         (404,486)
  Interest income                                      17,471             6,594            40,391            41,809
  Factoring fees                                           --          (144,245)              173          (212,743)
                                                 ------------      ------------      ------------      ------------
           NET OTHER EXPENSES                         (33,806)         (328,677)           93,271          (561,206)

INCOME BEFORE INCOME TAX EXPENSE                    5,982,480         2,101,653         8,287,447         4,146,503

INCOME TAX EXPENSE                                      6,000           371,522            18,000           760,038

NET INCOME                                       $  5,976,480      $  1,730,131      $  8,269,477      $  3,386,465
                                                 ============      ============      ============      ============
NET INCOME PER COMMON SHARE
           Basic                                 $       1.22      $       0.40      $       1.80      $       0.81
                                                 ============      ============      ============      ============
           Diluted                               $       1.05      $       0.34      $       1.56      $       0.69
                                                 ============      ============      ============      ============
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
           Basic                                    4,890,505         4,360,772         4,600,612         4,190,480
           Diluted                                  5,710,737         5,124,436         5,310,051         4,906,869



See accompanying notes to financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Nine Months Ended
                                                             --------------------------------
                                                             December 31,         December 31,
                                                                 2001                 2000
                                                             ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $  8,269,447          $ 3,386,465
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
  Depreciation and amortization                                   278,058               63,603
  Stock based expenses                                            171,472              171,472
  Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                         (26,104,253)          (4,236,963)
  Due to(from) related party/vendor                             1,372,209              394,706
  Inventory                                                    (1,900,092)          (1,076,428)
  Prepaid expenses and other assets                               118,989             (270,560)
  Increase (decrease) in:
  Accounts payable and accrued expenses                         9,712,189            3,586,190
  Income taxes payable                                            (23,320)                  --
                                                             ------------          -----------
 Net Cash Provided by (Used in) Operating Activities           (8,105,301)           2,018,485
                                                             ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (593,823)            (255,007)
  Proceeds from factor                                            933,407           (2,510,158)
  Proceeds from Officer                                           117,425                   --
  Deposit for Credit line                                        (256,807)                  --
  Investment/Advances in unconsolidated subsidiary                274,702                   --
  Due from related parties                                          7,692               (5,559)
                                                             ------------          -----------
 Net Cash Provided by (Used in) Investing Activities              482,596           (2,770,724)
                                                             ------------          -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock & exercise of warrants and options                       956,078              580,645
  Line of credit net proceeds                                   7,567,111                   --
  Net proceeds from notes payable                                      --              203,930
                                                             ------------          -----------
 Net Cash Provided by (Used in) Financing Activities            8,523,189              784,575
                                                             ------------          -----------
Increase in cash and cash equivalents                             900,484               32,336

Cash and cash equivalents  - beginning of period                1,016,221              378,848
                                                             ------------          -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $  1,916,705          $   411,184
                                                             ============          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                     $   143,034          $   404,486
                                                             ===========          ===========
  Cash paid during the year for income taxes                 $    18,000          $    11,994
                                                             ===========          ===========


See accompanying notes to consolidated financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company. Statement No. 141 Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142 Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

Certain amounts in the December 31, 2000 interim consolidated financial statements have been reclassified to conform to the December 31, 2001 presentation.

In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

The results of operations for the nine month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002.

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

NOTE 2 - INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY

In November 2000, the Company closed on an acquisition of 60% of the ordinary voting shares of a Hong Kong toy company for a total purchase price of $170,000. The Company believed that the acquiree had agreed to extend the effective date to June 2001, but a dispute arose and the Company committed to dispose of the entire investment. Accordingly, pursuant to Statement of Financial Accounting Standards No. 94 Consolidation of All Majority-Owned Subsidiaries, the Company treated the control of the subsidiary as temporary and recorded the investment of $170,000 and advances and interest of $213,947 at cost.

The Company completed a contract selling the 60% interest on September 11, 2001. The transaction resulted in a net loss on investment of $48,912. The purchaser took over operation of the company on September 12, 2001. Payment of the remaining contract price, $90,002, took place over a four month period of time ending December 31, 2001. The advances and interest remaining at December 31, 2001, in the amount of $ 100,028, will be paid in full over a seven month period and will accrue additional interest over that time.

NOTE 3 - DEPOSIT FOR CREDIT LINE

The Company, through its Hong Kong subsidiary, is negotiating with a major international bank for credit facilities. Pursuant to these negotiations, the Company's subsidiary is required to maintain a separate depository account in the amount of $256,807.

NOTE 4 - LOANS AND LETTERS OF CREDIT

On May 19, 1999, as amended on February 14, 2000, the Company, through its Hong Kong Subsidiary, obtained a credit facility of $500,000 from a Hong Kong subsidiary of a Belgian bank. This facility is a revolving line of credit based upon drawing down a maximum of 15% of the value of export letters of credit lodged with Belgian Bank. There is no expiration date to this agreement, except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than 90-days after the advance. As of December 31, 2001, there was no outstanding balance on this credit facility.

On April 26, 2001, the Company executed a Loan and Security Agreement (the Agreement) with a commercial lender (the Lender). The Lender will advance up to 75% of the Company's eligible accounts receivable, plus up to 40% of the eligible inventory, plus up to 40% of the commercial letters of credit opened for the purchase of eligible inventory, less reserves of up to $1,200,000 as defined in the agreement.

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

The outstanding balance at December 31, 2001, was $7,567,111.

NOTE 5 - EQUITY

Stock options and warrants were exercised during the third quarter of fiscal year 2002. 293,700 shares of common stock were issued with proceeds to the Company of $575,338. The total of Stock options and warrants exercised for the nine month period ended December 31, 2001 were 682,200 shares with a total proceeds to the Company of $956,078.

On August 15, 2001, the directors of the Company were each issued 10,000 common stock options (50,000 options total) at the then current stock price of $6.35. Pursuant to APB no. 25, no compensation expense was recognized.

The 1,656,000 public warrants expired on November 10, 2001.


NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement with FLX (a China manufacturer of consumer electronics products) to produce electronic recording equipment based on the Company's specifications. A former director of the Company, is Chairman of the Board and a principal stockholder of FLX. During the fiscal year ended March 31, 2001, the Company purchased approximately 80% of its equipment from FLX. The Company anticipates the purchase level to remain close to this number for fiscal year 2002. The amount due to FLX at September 30, 2001 of $673,113 is included in the related party payable. The Company believes that all of the foregoing transactions with FLX have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions under similar circumstances.

NOTE 7 - CONCENTRATIONS

As a percentage of total revenues, the Company's net sales in the aggregate to its five (5) largest customers during the quarters ended December 31, 2001 and 2000 were approximately 98% and 81%, respectively. For the nine months ending December 31, 2001 and 2000, two (2) major retailers accounted for 66% and 36% each of total revenues. Because of the seasonality of the Company's sales, these results may be distorted due to the historically low percentage of overall sales during the Company's first fiscal quarter of each year.

The Company currently obtains its debt financing from one lender. Although management believes there are other sources available, a loss of the current credit facility could, in the short term, adversely affect operations until an alternate lending arrangement is secured.

The Company is dependent upon foreign companies for manufacture of all of its electronic products. The Company's arrangements with manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors which could have an adverse impact on its business. The Company believes that the loss of any one or more of their suppliers would not have a long-term material adverse effect because other manufacturers with whom the Company does business would be able to increase production to fulfill their requirements. However, the loss of certain suppliers, could, in the short-term, adversely affect business until alternative supply arrangements are secured.

During fiscal 2001 and 2000, suppliers in the People's Republic of China (China) accounted for in excess of 94% and 88%, respectively of our total product purchases, including virtually all of our hardware purchases. The Company expects purchasing for fiscal 2002 to fall within the above range as well.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2001 there were 1,015,200 common stock equivalents outstanding which may dilute future earnings per share.

NOTE 9 - INCOME TAXES

At March 31, 2001, the Company had useable net operating loss carryforwards of approximately $4,326,370 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $1,059,089 at March 31, 2001. This allowance was reversed at December 31, 2001 as management estimates that it is more likely than not that the deferred tax assets will be realized. The deferred tax asset was adjusted based on estimated use of net operating losses through December 31, 2001 to $526,247.

In accordance with SFAS 109, the income tax benefit of $73,574 arising from the net increase in deferred tax assets has been allocated at December 31, 2001 to reduce the reorganization intangible.

NOTE 11 - SEGMENTS

The Company operates in one business segment. Sales during the three months and nine months ended December 31, 2001, were all generated to customers in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10- QSB, including without limitation, statements containing the words believes, anticipates, estimates, expects, and words of similar import, constitute forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

GENERAL

The Singing Machine Company, Inc. and its wholly owned subsidiary, International
(SMC) HK, Ltd.(the Company, we or us) engages in the production and distribution of karaoke audio software and electronic recording equipment. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) trademark.

Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such retail outlets as Best Buy, Toys R Us, Target, J.C. Penney and Fingerhut.

We had a net profit before estimated income tax of $8,287,447 for the nine month period ended December 31, 2001. Our working capital as of December 31, 2001, was approximately $16,649,546.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended December 31, 2001 (the third quarter) were $34,158,513, an increase of 146% over the third quarter of fiscal 2001. Revenues for the nine months ended December 31, 2001 were $55,431,595, an increase of 80% over the first nine months of fiscal 2001. The Company's growth was driven by the addition of new products to the core product line and a larger concentration of our product with both our existing and new customers. A strong sell through of our product on the store level also added to increased purchasing from our largest customers on down. Other factors contributing to the increased sales include the strong sales of MTV licensed merchandise. We believe that the strong popularity of our products contributed greatly to our sales growth.

GROSS PROFIT

Gross profit for the three month period ended December 31, 2001 was $11,438,583 or 34% of sales compared with $4,689,936 or 34% of sales for the third quarter of the prior year. Gross profit for the nine months ended December 31, 2001 and 2000 were $18,609,980, or 34% of revenues and $9,513,763, or 31% of revenues, respectively. This favorable increase in the Company's gross profit margin is due to increased purchasing efficiencies and to the increased sale of music products which have higher profit margins than some of our electronic products. It is also due to the elimination of manufacturers' agency fees which were a part of product cost in prior years and a different mix of products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were $5,422,298 or 15.9% of total revenues, in the third quarter, up from $2,259,606 or 16.3% of total revenues, in the third quarter of the prior year. For the nine months ended December 31, 2001, SG&A were $10,415,804 or 18.8% of total revenues, up from $4,806,054 or 15.6% of total revenues for the nine months ended December 31, 2000. The increase in SG&A expenses is primarily due to costs associated with:
(1) with opening the Company's Hong Kong office, (2) the Company's first advertising campaign, (3) the amortization of certain guarantee fees and (4) certain expenses associated with increased sales.

In December 2000, the Company's wholly-owned subsidiary, International SMC (HK) Ltd. opened a Hong Kong office. In the third quarter of fiscal 2002, this office incurred SG&A expenses of approximately $506,000 over the same period of the prior year. By opening this office, the Company saves the manufacturers agency fees which were paid in prior years. The Hong Kong office has fixed overhead expenses every month, as opposed to per shipment agency fees. The benefit can be seen in the third quarter as the Company has the greatest amount of purchases from China.

For the first time in its history, the Company has embarked on a formal advertising campaign, which uses print advertising, radio spots, sponsorships, promotions and other media. The cost of advertising during the third quarter was approximately $363,000.

Other factors contributed to the increased SG&A expenses when comparing the quarter ended December 31, 2001 and 2000. These factors include payroll and its associated expenses which contributed approximately $395,000 in expenses in the third quarter primarily due to the addition of personnel. Other increases in SG&A expenses were variable expenses which are directly related to the increase in sales. The largest of these variable expenses, royalty expense, increased $1,138,000 in the third quarter of 2001 as compared to the third quarter of 2000 primarily from the sale of items under the MTV licensing agreement. This is the first year of sales of MTV branded product. Commission expense is a variable expense, which contributed $777,000 to the third quarter increase in SG&A. Other variable expenses include various warehouse expenses.


DEPRECIATION AND AMORTIZATION EXPENSES

The Company's depreciation and amortization expenses were $236,032 or .7 % of total revenues in the third quarter, up from $54,281 or .4% in the third quarter of the prior year. For the nine months ended December 31, 2001, the Company's depreciation and amortization expenses were $451,154, or .8% of total revenues, up from $132,244, or .4% of total revenues, for the nine months ended December 31, 2000. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new fixed assets during the last twelve months, which included computers, furniture and other equipment in all of the Company's locations in Florida, California and Hong Kong. It also included the addition of new molds for our expanded product line. The amortization expense also includes the amortization of a fee paid to LaSalle Bank for our line of credit facility and the amortization of remaining deferred guarantee fees related to the factor agreement we terminated in April 2001.

OTHER INCOME AND EXPENSES

Other expenses were $33,806 for the third quarter of fiscal 2002 compared with net expenses of $328,677 for the third quarter of the prior year. Other income was $93,271 for the nine months ended December 31, 2001 compared with net expenses of $561,206 for the nine months ended December 31, 2000. The Company has begun to generate positive income from these miscellaneous items because it has had a decrease in factoring fees and interest expense. The Company no longer has to pay factoring fees because it terminated its factoring agreement in the first quarter of 2002, when it entered into its credit facility with LaSalle National Bank. Furthermore, the Company's interest expense during the first nine months is much lower than the prior year because of favorable rates under its credit facility with LaSalle. The Company has also begun to generate income from royalty payments received in Hong Kong for the use of Company owned molds by other parties.

INCOME BEFORE INCOME TAX EXPENSE

The Company's net income before income taxes increased 184.7% to $5,982,480 for the third quarter compared with $2,101,653 for the third quarter of the previous year. The Company's net income before income taxes increased 99.9% to $8,287,447 for the nine months ended December 31, 2001 compared with $4,146,503 for the nine months ended December 31, 2000. This increase in profit is due primarily to the increase in sales.

INCOME TAX EXPENSE

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary.

During the third quarter of fiscal 2002, the Company showed a profit in both the U.S. parent company and International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary. The U.S. parent company's profit will utilize existing net operating loss carryforwards from prior years. As a result of this, the accrual for income tax included only an estimate for alternative minimum tax. No additional tax is estimated to be owed. The income tax benefit resulting from the adjustment to deferred tax assets and reversal of the related valuation allowance was allocated to the reorganization intangible in accordance with SFAS 109.

The Company's Hong Kong subsidiary has applied for a Hong Kong offshore claim income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that since the source of all profits of the Hong Kong subsidiary are from customers outside of Hong Kong it is likely the exemption will be approved. Accordingly, no provision for income taxes on the profits of the Hong Kong subsidiary have been provided in the accompanying consolidated financial statements.

In the event the exemption is not approved, the Hong Kong subsidiary profits will be taxed at a flat rate of 16% resulting in an estimated income tax expense for the nine months ended December 31, 2001 of approximately $837,000.

NET INCOME

As a result of the foregoing, the Company's net income increased 245.4% to $5,976,480 for the third quarter compared with $1,730,131 for the third quarter of the prior year. The Company's net income increased 144.2% to $8,269,477 for the nine months ended December 31, 2001 compared with $3,386,465 for the nine months ended December 31, 2000.

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

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2001, the Company had current assets of $36,169,660 and total assets of $37,835,772 compared to current assets of $9,023,749 and total assets of $10,509,682 at March 31, 2001. This increase in current assets and total assets is primarily due to the increase in accounts receivable for sales in the months of November and December. The average collection period for receivables is 45 days and as of January 31, 2002, over $15,000,000 of the accounts receivable balance has been collected. Another factor in the increase of current assets is the increase in inventory for future shipments.

Current liabilities increased to $19,520,114 as of December 31, 2001, compared to $1,591,021 at March 31, 2001. This increase in current liabilities is because of increased accounts payable and accrued expenses for the third quarter. The use of the credit line was primarily to purchase inventory. Accounts payable increased to $7,049,514 as of December 31, 2001 from $821,684 as of March 31, 2001, primarily as a consequence of the Company's increased expenditures to finance its sales efforts and the purchase of music inventory in the United States. Increased accrued expenses include a royalty expense payable to MTV for the sale of licensed merchandise, as well as other agencies and publishers with whom we hold licenses for our recorded music.

The Company's stockholders' equity increased to $18,315,658 as of December 31, 2001 from $8,918,661 as of March 31, 2001, due to the exercise of warrants, the write off of deferred guarantee fees and the current year to date net income.

Cash flows used in operating activities were $8,105,301 during the nine months ended December 31, 2001. Cash flows were used in operating activities primarily by an increase in accounts receivable in the amount of $26,104,253 and inventory in the amount of $1,900,092. Cash flows were provided by operating activities primarily by an increase in accounts payable and accrued expenses in the amount of $9,712,189 and net income of $8,269,447. These increases are a direct result of the increased volume of sales for the period.

Cash provided by investing activities during this same period was $482,596 resulting primarily from receipt of $933,407 previously invested with the Company's factor. Other factors included in this increase included $117,425 received from our officers as repayments on loans and $274,702 received from the sale of an unconsolidated subsidiary. Cash used for investing activities consisted of property and equipment in the amount of $593,823 and a $256,807 deposit placed for a credit line.

Cash flows provided by financing activities were $8,523,189 during the nine month period ended December 31, 2001. This consisted of proceeds from the exercise of warrants and options in the amount of $956,078 and the net amount of borrowing on the line of credit at LaSalle Bank in the amount of $7,567,111.

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

LaSalle Bank

The Company entered into a credit facility with LaSalle Business Credit, Inc. (the Lender or LaSalle) in April 2001. Under this credit facility, the Lender will advance up to 75% of the Company's eligible accounts receivable, plus up to 40% of eligible inventory, plus up to 40% of commercial letters of credit issued by the Lender minus reserves as set forth in the loan documents.

The credit facility is subject to loan limits from zero to $10,000,000 depending on the time of the year, as stipulated in the loan documents.

Advances made under the credit facility bear interest at the lender's prime rate plus .5%. There is also an annual fee of 1% of the loan maximum, or $100,000.

The credit facility expires on April 26, 2004 and is automatically renewable for one-year terms thereafter. Under the terms of the credit facility, the Company is required to maintain certain financial ratios and conditions. The loan contains a clean up period every 12 months where the loan amount must go to zero for a period of time. The loan is secured by a first lien on all present and future assets of the Company, except certain tooling located in China.

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

FORTIS BANK, HONG KONG

Effective February 14, 2000, the Company, through its Hong Kong subsidiary, obtained a credit facility of $500,000 (US) from Fortis Bank, Hong Kong, formerly known as Belgian Bank, Hong Kong, a subsidiary of Generale Bank, Belgium. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit held by Belgian Bank. There is no maturity date except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion.

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

We rely on sales to key customers which subjects us to risk

As a percentage of total revenues, our net sales to our five largest customers during the nine months ended December 31, 2001 and 2000, were approximately 98% and 81% respectively. During fiscal year 2002, we further intend to broaden our base of customers. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

We may not be able to sustain or manage our rapid growth

We experienced rapid growth in net sales and net income in the last year. As a result, comparing our period-to-period operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales or net income.

Our growth strategy calls for us to continuously develop and diversify our karaoke products by (i) developing new karaoke machines and software products,
(ii) entering into additional license agreements and (iii) expanding into international markets, which will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will successfully recruit and retain qualified personnel or expand and manage our operations effectively and profitably.

In addition, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to obtain or renew licenses on commercially reasonable terms and our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any. Accordingly, we cannot assure you that our growth strategy will be implemented successfully.

The market price of our common stock may be volatile

Market prices of the securities of companies in the toy and entertainment industry are often volatile. The market prices of our common stock may be affected by many factors, including:

         -        fluctuations in our financial results;

         - the actions of our customers and competitors (including new product line announcements and introduction);

         -        new regulations affecting manufacturing;

         - other factors affecting the toy and entertainment industry in general; and

         -        sales of our common stock into the public market.

In addition, the stock market periodically has experienced significant price and volume fluctuations which may have been unrelated to the operating performance of particular companies.

We are subject to the risks of doing business abroad

We are dependent upon foreign companies for manufacture of all of our electronic products. Our arrangements with manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors which could have an adverse impact on our business. We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of certain of our suppliers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured.

During fiscal 2001 and 2000, suppliers in the People's Republic of China (China) accounted for in excess of 94% and 88%, respectively of our total product purchases, including virtually all of our hardware purchases. The Company expects purchasing for fiscal 2002 to fall within the above range as well.

At the fourth ministerial conference of the World Trade Organization (WTO) held November 9 through 14, 2001 the accession of China and Chinese Taipei were approved. This addition to the WTO should help facilitate our business operations in China.

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

We are subject to seasonality which is affected by various economic conditions and changes resulting in fluctuations in quarterly results

We have experienced, and will experience in the future, significant fluctuations in sales and operating results from quarter to quarter. This is due largely to the fact that a significant portion of our business is derived from a limited number of relatively large customer orders, the timing of which cannot be predicted. Furthermore, as is typical in the karaoke industry, the quarters ended September 30 and December 31 will include increased revenues from sales made during the holiday season. Additional factors that can cause our sales and operating results to vary significantly from period to period include, among others, the mix of products, fluctuating market demand, price competition, new product introductions by competitors, fluctuations in foreign currency exchange rates, disruptions in delivery of components, political instability, general economic conditions, and the other considerations described in this section entitled Risk Factors.

Accordingly, period-to-period comparisons may not necessarily be meaningful and should not be relied on as indicative of future performance. Historically, the first and fourth quarters of our fiscal year have been the least profitable quarter and the second and third have been the most profitable.

Our proprietary technology may not be sufficiently protected

Our success depends on our proprietary technology. We rely on a combination of contractual rights, trade secrets, know-how, trademarks, non-disclosure agreements and technical measures to establish and protect our rights. We cannot assure you that we can protect our rights to prevent third parties from using or copying our technology.

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

We depend on third party suppliers to manufacture our karaoke machines and related products, and if we cannot obtain supplies as needed, our operations will be severely damaged

Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products. If our suppliers are unable to provide us with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. If we are unable to purchase the supplies and parts we need to manufacture our karaoke machines and related products, we will experience severe production problems, which may possibly result in the termination of our operations.

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

Risks Associated with our Capital Structure

Future sales of our common stock held by current stockholders may depress our stock price

As of December 31 2001, there were 5,041,320 shares of our common stock outstanding,. We have filed two registration statements to register an aggregate of 3,194,823 shares of our common stock ( a registration statement on Form S-3 to register the resale of 1,965,323 shares or our common stock and a registration statement on Form S-8 to register the sale of 1,229,500 shares underlying options granted under our 1994 Stock Option Plan). We also intend to file a registration statement on Form S-8 to register 1,300,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

Adverse Effect on Stock Price from Future Issuances of Additional Shares

Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of December 31, 2001, we had 5,041,320 shares of common stock issued and outstanding and an aggregate of 1,015,200 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 12,843,480 shares of common stock.

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

Item 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c) During the three month period ended December 31, 2001, seven employees exercised stock options issued under our 1994 Amended and Restated Management Stock Option Plan. The employees exercised options to acquire an aggregate of 62,300 shares of our common stock. The names of the option holders, the dates of exercise the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.



                    Date of           No. of       Exercise
Name                Exercise          Shares       Price        Proceeds
----------          -----------       ---------    ----------  -----------
April Green         10/02/01           1,000         $1.66        $ 1,660
April Green         10/31/01           1,000         $1.66        $ 1,660
John Steele         11/06/01          10,000         $1.66        $16,600
Brian Cino          11/13/01             350         $ .43        $   151
April Green         11/13/01           1,000         $1.66        $ 1,660
Teresa Marco        11/13/01          10,000         $1.66        $16,600
John Steele         12/07/01           5,000         $3.06        $15,300
April Green         12/07/01             700         $1.66        $ 1,162
Melody Rawski       12/18/01           5,000         $3.06        $15,300
April Green         12/18/01           2,000         $3.06        $ 6,120
Edwin Young         12/28/01          25,000         $3.06        $76,500
Adolph Nelson       12/28/01           1,250         $3.06        $ 3,825


Each of these employees paid for the shares with cash. Each of the employees exercised their options in reliance upon Section 4(2) of the Securities Act of 1933, because each of them was knowledgeable, sophisticated and had access to comprehensive information about the Company. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares.

On December 28, 2001, Josef Bauer exercised 10,000 stock options acquired under our Year 2001 Stock Option Plan. Mr. Bauer exercised his options in reliance upon Section 4123 of the Securities Act of 1933, because he was knowledgeable, sophisticated and had access to comprehensive information about the Company. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.

During the three month period ended December 31, 2001, six warrant holders exercised their warrants to acquire an aggregate of 221,400 shares of our common stock. The names of the warrant holders, the dates of exercise the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                    Date of           No. of       Exercise
Name                Exercise          Shares       Price        Proceeds
----------          -----------       ---------    ----------   ----------
Edward Borelli      10/29/01          95,400         $ 1.375     $131,175
Anthony Broy        10/31/01           4,000         $ 2.00      $  8,000
SISM Research       11/02/01          10,000         $ 2.00      $ 20,000
Clarion Finanz AG   11/08/01          67,000         $ 1.375     $ 92,125
Neil Berkman        11/30/01          25,000         $ 3.06      $ 76,500
FRS Investments     12/31/01          20,000         $ 1.375     $ 27,500

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

(d) Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Not applicable.

(b) Reports on Form 8-K

The Company did not file any Report on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SINGING MACHINE COMPANY, INC.





Dated: February 13, 2002            By: /s/ John F. Klecha
                                    -------------------------------------------
                                    John F. Klecha
                                    President, Chief Financial Officer,
                                    Chief Operating Officer, Treasurer and
                                    Secretary
                                    (Principal Financial and Accounting Officer)