Form 10KSB
period 2002-03-31
SINGING MACHINE CO INC
filed 2002-07-01
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                   0 - 24968
                                   ---------
                             Commission File Number

                       THE SINGING MACHINE COMPANY, INC.
                       ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                     95-3795478
-------------------------------------      -----------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

             6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 596-1000
                                 --------------
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
       Title of each class    Name of each Exchange on which Registered
           Common Stock                American Stock Exchange
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $61,828,894.

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price for the common stock of $14.40 per share as reported on the American Stock Exchange on June 18, 2002 was approximately $61,467,509 (based on 8,097,143 shares outstanding).

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS: Indicate whether the Issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

There were 8,097,143 shares of common stock, issued and outstanding at June 17, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The information required by Part III of this Report is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
                                      None
Transitional Small Business Disclosure Format (check one):  Yes[  ]  No[X]

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                    For the Fiscal Year ended March 31, 2002


                                                                                                      Page
                                                PART I
Item 1.        Business                                                                                 2
Item 2.        Properties                                                                               6
Item 3.        Legal Proceedings                                                                        6
Item 4.        Submission of Matters to a Vote of Security Holders                                      6

                                                PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                    7
Item 6.        Management's Discussion and Analysis of Financial Condition and Results of               9
               Operations
Item 7.        Consolidated Financial Statements and Supplementary Data                                20
Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial               20
               Disclosure

                                                PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with            20
              Section 16(a) of the Exchange Act
Item 10.      Executive Compensation                                                                   20
Item 11.      Security Ownership of Certain Beneficial Owners and Management                           20
Item 12.      Certain Relationships and Related Transactions                                           23
Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         24
SIGNATURES                                                                                             25

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

                                     PART I

FORWARD STOCK SPLIT

         On March 14, 2002, The Singing Machine Company, Inc. declared a 3-for-2 stock split to its stockholders of record as of March 4, 2002. All information in this Annual Report on Form 10-KSB has been restated to give effect to this 3-for-2 stock split.

ITEM 1.  BUSINESS

OVERVIEW

         The Singing Machine Company, Inc. (the "Company," "we" or "us") is engaged in the production, distribution, marketing and sale of consumer karaoke audio equipment, accessories and music. We contract for the manufacture of all electronic equipment products with factories located in the Far East. We also produce and market karaoke music, including CD plus graphics ("CD+G's"), and audiocassette tapes containing music and lyrics of popular songs for use with karaoke recording equipment. One track of those tapes offers music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all of the cassettes sold by us are accompanied by printed lyrics, and our karaoke CD+G's contain lyrics, which appear on the video screen. We contract for the reproduction of music recordings with independent studios.

         We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we were the first company to offer karaoke electronic recording equipment and music for home use in the United States.

         In May 1994, we merged into a wholly owned subsidiary incorporated in Delaware with the same name. As a result of that merger, the Delaware corporation became the successor to the business and operations of the California corporation and retained the name The Singing Machine Company, Inc. In July 1994, we formed a wholly owned subsidiary in Hong Kong, now known as International SMC (HK) Ltd. ("International SMC"), to coordinate our production and finance in the Far East.

         In November 1994, we closed an initial public offering of 2,070,000 shares of our common stock and 2,070,000 warrants. In April 1997, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 17, 1998, our plan of reorganization was approved by the U.S. Bankruptcy Court. On June 10, 1998, our plan of reorganization had been fully implemented.

         Since emerging from bankruptcy, our revenues have steadily increased. Our revenues increased from $6.2 million in the fiscal year ended March 31, 1998 to $61.8 million in the fiscal year ended March 31, 2002. We had an operating loss of approximately $1.6 million in the fiscal year ended March 31, 1998 compared to net income of $8.065 million in the fiscal year ended March 31, 2002.

PRODUCT LINES

         We currently have a product line of 18 different models of karaoke machines, incorporating such features as CD plus graphics player sound enhancement, graphic equalizers, echo tape record/playback features, and multiple inputs and outputs for connection to compact disc players and video cassette recorders. Our machines sell at retail prices ranging from $30 for basic units to $400 for semi-professional units. We currently offer our music in two formats - multiplex cassettes and CD+G's with retail prices ranging from $6.99 to $19.99. We currently have a song library of over 3,000 recordings, which we license from publishers. Our library of master recordings covers the entire range of musical tastes including popular hits, golden oldies, country, rock and roll, and rap. We even have backing tracks for opera and certain foreign language recordings.

MARKETING, SALES AND DISTRIBUTION

MARKETING

         We rely on management's ability to determine the existence and extent of available markets for our products. Our management has considerable marketing and sales background and devotes a significant portion of its time to marketing-related activities. We achieve both domestic and direct sales by marketing our hardware and music products primarily through our own sales force and 14 independent sales representatives. Our representatives are located in various states and are paid a commission based upon sales in their respective territories. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days notice. We work closely with our major customers to determine marketing and advertising plans.

         We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the American Toy Fair each February in New York and the Hong Kong Electronics Show each October in Hong Kong, We spent approximately $181,800 on research and development in fiscal 2002, primarily to develop prototypes and working samples.

         Our karaoke machines and music are marketed under the Singing Machine(R) trademark throughout the United States, primarily through department stores, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores, and warehouse clubs. Our karaoke machines and karaoke music are currently sold in such stores as Best Buy, J.C. Penney, Sears, Target and Toys R Us.

         Our licensing agreements with MTV Networks and Nickelodeon have further expanded our brand name and our customer base. Through our license with MTV, we have begun to focus on the 12 to 24 year old market and through our agreement with Nickelodeon, we have reached an even younger age group between the ages of 3-6.

         In November 2001, we signed an international distributorship agreement with Arbiter Group, PLC ("Arbiter"). Arbiter is the exclusive distributor of Singing Machine(R) karaoke machines and music products in the United Kingdom and a non-exclusive distributor in all other European countries. The agreement terminates on December 31, 2003, subject to an automatic renewal provision.

SALES

         As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2002 and 2001, respectively, were approximately 87% and 78% respectively. In fiscal 2002 and 2001, Best Buy and Toys R Us accounted for more than 10% of our revenues . Furthermore, in fiscal 2002, Costco accounted for more than 10% of our revenues. Although we have long-established relationships with all of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

         Returns of electronic hardware and music products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, goods shipped in error or goods that are shipped on a consignment basis. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our credit policies are tailored to our customer base. We have not suffered significant credit losses to date.

DISTRIBUTION

         We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory (domestic sales), and shipments directly from our Hong Kong subsidiary or manufacturers in the Far East of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout the United States from inventories maintained at our warehouse facilities in Florida or California.

         Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a "domestic supplier of imported goods." We purchase electronic recording products overseas from certain factories in China for our own account and warehouse the products in leased facilities in Florida and California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, warehouse sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots. In the fiscal year ended March 31, 2002, approximately 55% of our sales were domestic sales.

         Direct Sales. We ship some hardware products sold by us directly to customers from the Far East through International SMC. Sales made through International SMC are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers in Italy, England, Canada, South America and the United States, who pay International SMC pursuant to their own international, irrevocable, transferable letters of credit or on an open account. In the fiscal year ended March 31, 2002, approximately 45% of our sales were direct sales.

MANUFACTURING AND PRODUCTION

         Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in the Shenzhen province of the People's Republic of China, who assemble our karaoke machines. In manufacturing our karaoke related products, these factories use molds and certain other tooling, some of which are owned by International SMC. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R).

         We have obtained copyright licenses from music publishers for all of the songs in our music library. We contract with outside studios on a work-for hire basis to produce recordings of these songs. After the songs have been recorded, we use outside companies to mass-produce the CD+G's and audio cassettes.

         While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition. Similarly, although we primarily use three factories to manufacture our karaoke machines and a small number of studios to record our music, we do not anticipate that the loss of any single manufacturer or single studio would have a material long term adverse effect on our business, operations or financial condition. To ensure that our high standards of product quality and factories meet our shipping schedules, we utilize Hong Kong based employees of International SMC as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.

         All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2002 and 2001, warranty claims have not been material to our results of operations.

LICENSE AGREEMENTS WITH MTV AND NICKELODEON

         In November 2000, we entered into a multi-year merchandise license agreement with MTV Networks, a division of Viacom International, Inc., to create the first line of MTV karaoke machine and compact disks with graphics ("CD+G's") featuring music for MTV's core audience. Under the licensing agreement, we produced two MTV-branded machines for the fiscal 2002 year: (1) a large format karaoke machine with a built in, fully functional television that enables users to view song lyrics and (2) a small karaoke system that connects to a television. We also produced exclusive CD+G's featuring music catering to MTV's core audience that were distributed with the MTV branded karaoke machines. As of March 31, 2002, we exceeded the minimum guaranteed royalty payments established in the license agreement. For fiscal 2003, we are producing two additional MTV karaoke machines, a duet microphone and additional MTV branded CD+G's titles . In fiscal 2002, we sold 6 MTV branded CD+G's, in fiscal 2003, we expect to sell 20 different MTV CD+G titles. The MTV license expires on December 31, 2004.

         We distribute the MTV licensed products through our established distribution channels, including Best Buy, Costco, JC Penny, Musicland, Sam's Club, Sears and Toys R Us. Our distribution network also includes the online versions of these retail customers.

         In December 2001, we entered into a multi-year license agreement with the Nickelodeon division of MTV Networks. Under this license, we will create a line of two Nickelodeon branded machines and music for the fiscal 2003 year. These products will be distributed through our established distribution channels. Our initial shipment date is scheduled for August 15, 2002. Over the term of this license agreement, we are obligated to make guaranteed minimum royalty payments of $450,000. We do not believe that the payment of these guaranteed fees will adversely affect our ongoing operations. The Nickelodeon license expires on December 31, 2004.

COMPETITION

         Our business is highly competitive. Our major competitors for karaoke machines and related products are Casio Computer Corp., Grand Prix, Memorex, JVC and Pioneer Corp. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Pocket Songs and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation and delivery times.

         We try to stay ahead of our competition by introducing new products each year and upgrading our existing products. We believe that we were one of the first companies to introduce CD+G technology to karaoke machines. In fiscal 2003, we introduced 6 new karaoke models, including 2 MTV branded machines. In fiscal 2003, we will be introducing a karaoke machine with a built-in-video monitor and camera.

         In addition, we compete with all other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's, and videocassettes. Our financial position depends, among other things, on our ability to keep pace with changes and developments in the entertainment industry and to respond to the requirements of our customers. Many of our competitors have significantly greater financial, marketing, and operating resources and broader product lines than we do.

TRADEMARKS

         We have registered various trademarks with the United States Patent & Trademark Office for our Singing Machine(R) products and also have common law rights in these trademarks. We have also registered our trademark in Germany, the Benelux countries, Switzerland and the United Kingdom.

COPYRIGHTS AND LICENSES

         We hold federal and international copyrights to substantially all of the music productions comprising our song library. However, since each of those productions is a re-recording of an original work by others, we are subject to contractual and/or statutory licensing agreements with the publishers who own or control the copyrights of the underlying musical compositions. We are obligated to pay royalties to the holders of such copyrights for the original music and lyrics of all of the songs in our library that have not passed into the public domain. We are currently a party to more than 3,000 different written copyright license agreements.

         The majority of the songs in our song library are subject to written copyright license agreements, oftentimes referred to as synchronization licenses. Our written licensing agreements for music provide for royalties to be paid on each song. The actual rate of royalty is negotiable, but typically ranges from $0.09 to $0.18 per song on each CD or audiocassette that is sold. Our written licenses typically provide for quarterly royalty payments, although some publishers require reporting on a semi-annual basis.

         We currently have compulsory statutory licenses for approximately 30 songs in our song library, which are sold as audio-cassettes. The Federal Copyright Act creates a compulsory statutory license for all non-dramatic musical works, which have been distributed to the public in the United States. Royalties due under compulsory licenses are payable monthly and are based on the statutory rate. The statutory rate is the greater of $0.08 per song for five minutes of playing time or $0.0155 per minute of playing time or fraction thereof with respect to each item of music produced and distributed by us. We also have written license agreements for substantially all of the printed lyrics, which are distributed with our audio cassettes, which licenses also typically provide for quarterly payments of royalties at the statutory rate.

GOVERNMENT REGULATION

         Our karaoke machines must meet the safety standards imposed in various national, state, local and provincial jurisdictions. Our karaoke machines sold in the United States are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. or Electronic Testing Laboratories. Our production and sale of music products is subject to federal copyright laws.

         Our manufacturing operations in China are subject to foreign regulation. China has permanent "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. China's NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China's admission to the World Trade Organization ("WTO") effective as of December 1, 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increasing costs for the Company.

EMPLOYEES

         As of April 15, 2002, we employed 47 persons, all of whom are full-time employees, including four executive officers. Thirteen of our employees are located at International SMC's corporate offices in Hong Kong. The remaining thirty-four employees are based in the United States, including the four executive positions; twelve are engaged in warehousing and technical support, and eighteen in accounting, marketing, sales and administrative functions.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Coconut Creek, Florida in an 11,200 square foot office and warehouse facility. Our three leases for this office space expire on August 30, 2004. We sublease showroom space at the International Toy Center in New York City. We have leased 9,393 square feet of office and showroom space in Hong Kong from which we oversee our China based manufacturing operations. Our two leases for this space in the Ocean Center building expire on April 30, 2005 and May 31, 2005, respectively.

         We have one central warehouse facility in Compton, California for 79,000 square feet. Our lease expires on February 23, 2008. We have also subleased warehouse space in Carson, California, that we previously leased for warehouse space to an unrelated third party until the expiration of the lease.

         We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3.  LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on the American Stock Exchange under the symbol "SMD." We began trading on the AMEX on March 8, 2001. From January 26, 1996 through March 7, 2001, we traded on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "SING". Set forth below is the range of high and low information for our common stock as traded on the American Stock Exchange from March 8, 2001 through March 31, 2002, as reported by Commodity Systems, Inc. Also, set forth is the range of our high and low bid information for our common stock as traded on the OTC Bulletin Board from April 1, 2000 through March 8, 2001, as reported by the National Quotation Bureau, Inc. This information regarding trading on the OTC Bulletin Board represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions. This information contained in this table has been restated to give effect to our 3-for-2 stock split to stockholders of record on March 4, 2002.

       Fiscal Period                                        High           Low
       2002:
       -----
       First Quarter (April 1 - June 30, 2001)            $ 4.45        $ 2.90
       Second Quarter (July 1 - September 30, 2001)         5.02          3.70
       Third Quarter (October 1 - December 31, 2001)       16.19          4.30
       Fourth Quarter (January 1 - March 31, 2002)         17.80         12.53

       2001:
       -----
       First Quarter (April 1 - June 30, 2000)             $3.00         $1.65
       Second Quarter (July 1 - September 30, 2000)         2.75          1.46
       Third Quarter (October 1 - December 31, 2000)        4.42          2.33
       Fourth Quarter (January 1 - March 8, 2001)           3.83          2.42
       Fourth Quarter (March 8 - March 31, 2001)            4.00 *        3.06 *

       ----------------------------------------------------------

* The Company began trading on the American Stock Exchange on March 8, 2001 and the following prices represent the high and low sales prices on the AMEX during the period noted above.

         As of June 15, 2002, there were approximately 311 record holders of our outstanding common stock.

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

         On March 14, 2002, the Company effected a 3 for 2 stock split for all shareholders on record as of March 4, 2002.

Sale of Unregistered Securities

         During the three-month period ended March 31, 2002, nine employees and one former director exercised stock options issued under our 1994 Amended and Restated Management Stock Option Plan. The employees exercised options to acquire an aggregate of 380,275 shares of our common stock. The names of the option holders, the dates of exercise of the number of shares purchased, the exercise price and the proceeds received by us are listed below.

                  Date of       No. of     Exercise
   Name           Exercise      Shares      Price      Proceeds

Eddie Steele      01-03-02     262,500      $  .287    $75,250
Eddie Steele      01-03-02      45,000      $ 1.107    $49,800
Eddie Steele      01-03-02      15,000      $ 2.04     $30,600
Alicia Haskamp    01-03-02       6,000      $ 2.04     $12,240
M. McElligott     02-06-02       3,750      $ 2.04     $ 7,650
Brian Cino        02-06-02         675      $  .287    $   193.50
Brian Cino        02-06-02       1,350      $ 2.04     $ 2,754
Jorge Otaeugi     02-06-02       2,250      $  .287    $   645
Jorge Otaeugi     02-06-02       2,250      $ 2.04     $ 4,590
John Steele       02-06-02       7,500      $ 2.04     $15,300
Terry Phillips    02-19-02        450       $ 2.04     $   918
Alan Schor        02-19-02      7,500       $ 2.04     $15,300
Robert Torrelli   03-07-02        150       $ 2.04     $   306
John DeNovi       03-07-02      2,550       $ 3.27     $ 8,330
John Steele       03-14-02     22,500       $ 2.04     $45,900
Terry Phillips    03-22-02        900       $ 2.04     $ 1,836

         Each of these employees and former director paid for the shares with cash. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares, except control legends were placed on the shares issued to Eddie Steele.

         During the three-month period ended March 31, 2002, four warrant holders exercised their warrants to acquire an aggregate of 78,000 shares of common stock. The names of the warrant holders, the dates of exercise of the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                  Date of       No. of     Exercise
   Name           Exercise      Shares      Price      Proceeds

Eddie Steele      01-03-02       12,000     $ 1.33     $16,000
Fred Merz         02-19-02        6,000     $ 1.33     $ 8,000
FRS Investments   03-04-02       30,000     $ 0.917    $27,500
John Klecha       03-19-02       30,000     $ 1.33     $40,000

         Each of these warrant holders exercised their warrants in reliance upon
Section 4(2) of the Securities Act of 1933, because each of the holders was sophisticated and had access to comprehensive information about the Company. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                                     YEAR ENDED MARCH 31,
                                               ---------------------------------
                                                2002          2001        2000
                                               ------        ------      -------

Total Revenues.............................    100.0%        100.0%      100.0%

Cost of Sales..............................     67.0          65.5        72.1

Operating expenses.........................     19.7          19.8        19.9

Operating income...........................     13.3          14.7         8.0

Other expenses, net........................     0.09           2.5        5.0

Income before taxes........................     13.2          12.2         3.0

Provision (benefit) for income taxes.......       .2            .1         (0.8)

Income (loss)..............................     13.0          12.0         3.8


THE YEAR ENDED MARCH 31, 2002 AS COMPARED
TO THE YEAR ENDED MARCH 31, 2001

NET SALES

         Net sales for the fiscal year ended March 31, 2002 increased 80.2% to $61,828,894 compared to $34,306,839 for the fiscal year ended March 31, 2001. The Company's growth was driven by strong sales of the Company's MTV licensed merchandise and the introduction of new karaoke machines and music titles. We generated $23,354,270 million or 37.8% of our net sales from products sold under the MTV license. In fiscal 2002, our sales of music increased to $6,306,547 or 10.2% of our net sales compared with $3,087,615 or 9% of our net sales in fiscal 2001.

GROSS PROFIT

         Gross profit for the fiscal year ended March 31, 2002 was $20,380,003 or 33% of sales compared to $11,833,690 or 34.5% of sales for the fiscal year ended March 31, 2001. The decrease in gross margin compared to the prior year is due to the realization of volume discounts by our largest customers. This was offset to some degree by reduced prices that we paid our manufacturers for our karaoke machines because of our increased purchases.

OPERATING EXPENSES

         Operating expenses increased to $12,144,623, or 19.7% of sales, for the year ended March 31, 2002 from $6,806,097, or 19.8% of sales, for the year ended March 31, 2001. This increase in operating expenses was primarily attributed to the increase in expenses associated with: (1) the opening of the Company's Hong Kong office, (2) the Company's first advertising campaign and (3) certain expenses which are considered variable as they relate directly to the level of sales.

         In December 2000, the Company's wholly-owned subsidiary, International SMC, opened a Hong Kong office. For the fiscal year ended March 31, 2002, this office incurred SG&A expenses of approximately $1,144,734 compared to $418,618 in the prior year. By opening this office, the Company saved the manufacturers agency fees, which were paid on each shipment in prior years. The Hong Kong office has fixed overhead expenses every month, as opposed to per shipment agency fees. We realized the greatest benefit from our Hong Kong office in the third quarter of fiscal 2002, when we purchased the largest amount of inventory.

         Our advertising expense increased to $2,377,638 for the fiscal year ended March 31, 2002 compared to $921,359 for the fiscal year ended March 31, 2001. Advertising expense consists of two components: Co-operative advertising and direct advertising expense. Co-operative advertising is paid directly to the customer and is based directly on the amount of sales. The customer has complete discretion as to the use of these funds. Co-operative advertising expenses accounted for $972,000 of the increase in advertising expenses. In fiscal 2002, the Company embarked on its first formal advertising campaign, which used print advertising, radio spots, sponsorships, promotions and other media. The cost for this advertising campaign was approximately $484,000 and this is a direct advertising expense.

         Other expenses, termed variable expenses, contributed to the increase in operating expenses. These expenses included royalty expense, sales commissions, warehouse expenses, and travel. The largest increase can be seen in royalty expense which increased approximately $1,713,000 over the prior year, primarily from the sale of items under the MTV licensing agreement. Our commissions payable to our independent sales representatives increased by $457,000 during fiscal 2002, because of increased sales. Our warehouse related expenses also increased by $478,000. These expenses are due to the increased importing of the Company's karaoke machines from Hong Kong. Our compensation expenses increased by $569,935 during our last fiscal year. We grew from 22 employees at March 31, 2001 to 47 employees at March 31, 2002.

DEPRECIATION AND AMORTIZATION

         The Company's depreciation and amortization expenses were $394,456 for the fiscal year ended March 31, 2002, up from $301,064 in the prior year. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new fixed assets during fiscal 2002, which included computers, furniture and other equipment in all of the Company's locations in Florida, California and Hong Kong. It also included the addition of new molds for our expanded product line. The amortization expense includes the amortization of a fee paid to LaSalle Bank for our line of credit facility and the amortization of remaining deferred guarantee fees related to the factoring agreement we terminated in April 2001.

OTHER EXPENSES

         Other expenses were $50,821 for the fiscal year ended March 31, 2002 compared with net expenses of $839,572 for the fiscal year ended March 31, 2001. The Company had a large decrease in these miscellaneous items primarily because of the elimination of factoring fees and a decrease in interest expense resulting in a net decrease of $543,279. The Company terminated its factoring agreement in April 2001 and no longer incurs the fees and interest associated with it. The Company replaced the factoring agreement with a lower cost credit facility with LaSalle Business Credit in April 2001. The Company has also begun to generate income from royalty payments received in Hong Kong for the use of Company owned molds by other parties.

 INCOME BEFORE INCOME TAX EXPENSE

         The Company's income before income taxes increased 95.4% to $8,184,559 for the fiscal year ended March 31, 2002, compared to $4,188,021 for the fiscal year ended March 31, 2001. This increase in profit is due primarily to the increase in sales.

INCOME TAX EXPENSE

         The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense consists of taxes associated with federal, foreign and state income taxes in the consolidated statement of income.

         During fiscal 2002, the Company showed a profit in both the U.S. parent company and International SMC, its wholly-owned Hong Kong subsidiary. The U.S. parent company's federal tax liability in fiscal 2002 was eliminated due to the utilization of operating loss carryforwards from prior years. As a result of this, the income tax recognized in fiscal 2002 in the amount of $119,277 is primarily for state income taxes. As of March 31, 2002, the Company had usable net operating loss carryforward of $714,159 for federal income tax purposes. The Company expects to utilize the remaining NOL in fiscal 2003.

         The Company's Hong Kong subsidiary has applied for a Hong Kong offshore claim income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that the exemption will be approved because the source of all profits of the Hong Kong subsidiary are from exporting to customers outside of Hong Kong. Accordingly, no provision for foreign income taxes on the profits of the Hong Kong subsidiary have been provided in the accompanying consolidated financial statements. As of June 25, 2002, the Company has not received official approval of this Hong Kong tax exemption for fiscal 2002.

         In the event the exemption is not approved, the Hong Kong subsidiary profits will be taxed at a flat rate of 16% resulting in an estimated income tax expense of $725,000 and $460,000 for 2002 and 2001, respectively.

NET INCOME

         As a result of the foregoing, the Company's net income increased 93.7% to $8,065,282 for the fiscal year ended March 31, 2002, compared to $4,164,701 for the fiscal year ended March 31, 2001.

THE YEAR ENDED MARCH 31, 2001 AS COMPARED
TO THE YEAR ENDED MARCH 31, 2000

NET SALES

         Net sales increased 80.3% in the fiscal year ended March 31, 2001. The increase in revenue from $19,032,320 in fiscal 2000 to $34,306,839 in fiscal 2001 can be attributed to the addition of a major customer and increased awareness of karaoke in the retail community. The addition of this customer alone added 20% to our revenues for fiscal 2001. Our sales of karaoke machines and karaoke music comprised 93% and 7%, respectively, of our sales in fiscal 2000.

GROSS PROFIT

         Gross profit for fiscal 2001 was 34.5% of sales compared to 27.9% of sales in fiscal year 2000. The increased gross margin in fiscal 2001 is due to a favorable decrease in the cost of products, both hardware and music, resulting primarily from volume discounts. Another factor of increased gross margin is the increased percentage of music sales as compared to hardware sales. Overall, the gross profit on music sales is higher than that of hardware.

OPERATING EXPENSES

         Operating expenses increased by 80.1% in fiscal 2001 compared to fiscal 2000. A good portion of this increase in operating expenses was due to the significant increase in sales and its impact on variable selling expenses such as freight expense, sales commissions, cooperative advertising, and travel expenses, among others. Another factor of this change is the addition of personnel, increasing compensation expense. The Company grew from 12 employees at March 31, 2000 to 22 employees at March 31, 2001. The accrual for management bonus also attributed to the increase in operating expenses. This expense is due largely to increased sales, but also to fairly stable expenses for the fiscal year.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased from $116,369 in fiscal 2000 to $301,064 in fiscal 2001. The addition of new product molds in Hong Kong and the opening of a new Hong Kong office contributed to this increase. Also contributing to this increase was the expansion of our home office in Coconut Creek into another unit next to our existing office space.

OTHER EXPENSES

         Other expenses decreased from $947,982 in fiscal year 2000 to $839,572 in fiscal year 2001. This is primarily due to the expense in fiscal 2000 of non-cash based guarantee fees.

         Loss on accounts receivable due to factoring was 0.25% of total revenues in fiscal 2001 compared to 2.3% of total revenues in fiscal 2000. This decrease is due to the favorable factoring rates negotiated for the year.

INCOME TAX EXPENSE

         The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) consists of taxes associated with federal, foreign and state income taxes in the consolidated statement of income.

         During fiscal 2001, the Company showed a profit in both the U.S. parent company and International SMC, its wholly-owned Hong Kong subsidiary. The U.S. parent company's tax liability was eliminated due to the utilization of operating loss carryforwards from prior years. As a result of this, the income tax recognized in fiscal 2001 in the amount of $23,320 is a result of the federal alternative minimum tax. Although the Company's NOL expires on various date through 2019, the Company expects to utilize the remaining NOL in fiscal year 2003.

         The Company's Hong Kong subsidiary applied for a Hong Kong offshore claim income tax exemption for the calendar year ended March 31, 2001. Management believes that the exemption will be approved because the source of all profits of the Hong Kong subsidiary are from exporting to customers outside of Hong Kong. Accordingly, no provision for foreign income taxes on the profits of the Hong Kong subsidiary has been made. As of June 20 , 2002, the Hong Kong offshore claim exemption for fiscal 2001 has not been approved.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had current assets of $20,451,705 and total assets of $21,664,451 compared to current assets of $9,016,324 and total assets of $10,509,682 at March 31, 2001. This increase in current assets and total assets is primarily due to the increase in (i) cash and cash equivalents due to increased sales and collections of accounts receivable, (ii) accounts receivable for sales in the fourth quarter and (iii) inventories. In the fourth quarter of 2002, Best Buy began taking our goods on a consignment basis instead of a purchase basis. We recorded approximately $2.875 million in sales returns and reversed related costs of sales in February 2002 and Best Buy retained the inventory on a consignment basis. From the date of the sales returns through March 31, 2002, we recorded approximately $2.442 million of sales from the consignment inventory. We increased our inventory levels as of March 31, 2002, in anticipation of the potential strike by longshoremen and other dock workers on the California seaboard in July 2002.

         Current liabilities increased to $3,194,377 as of March 31, 2002, compared to $1,591,021 at March 31, 2001. This increase in current liabilities is primarily due to the accrual of expenses for royalties, management bonuses and allowances for advertising expenses among others. At March 31, 2002, the balance of the credit facility with LaSalle Business Credit was zero. Increased royalty expenses include royalty expenses payable to MTV for the sale of licensed merchandise, as well as other agencies and publishers with whom we hold licenses for our recorded music.

         The Company's stockholders' equity increased to $18,470,074 as of March 31, 2002 from $8,918,661 as of March 31, 2001, due to the exercise of options and warrants, the write off of deferred guarantee fees and the current fiscal year net income.

         Cash flows provided by operating activities were $2,954,687 during the fiscal year ended March 31, 2002. Cash flows were used in operating activities primarily due to increases in accounts receivable in the amount of

$3,114,627 and inventory in the amount of $4,460,890. Cash flows were provided by operating activities primarily due to an increase in accounts payable and accrued expenses in the amount of $1,563,603 and net income of $8,065,282. These increases are a direct result of the increased volume of sales for the fiscal year.

         Cash provided by investing activities during this same period were $230,049. Cash provided by investing activities resulted primarily from receipt of $933,407 previously invested with the Company's factor. Other factors provided by investing activities consisted of $117,425 received from our officers as repayments on loans and $298,900 received from the sale of an unconsolidated subsidiary. Cash used in investing activities consisted of property and equipment in the amount of $613,691 and a $513,684 deposit placed for a letter of credit facility with Hong Kong Shanghai Banking Corporation.

         Cash flows provided by financing activities were $1,319,190 during the fiscal year ended March 31, 2002. This consisted of proceeds from the exercise of warrants and options in the amount of $1,319,190. As the credit line at LaSalle National Bank was zero at this date, the amount of loan proceeds and repayments was the same, $21,856,653.

         The Company expects that its capital needs will increase during fiscal 2003. Our capital needs stem primarily from our need to purchase sufficient levels of inventory for the Christmas season. Our principal sources of capital in the next twelve months include our operating cash flows, borrowings under our credit facility with LaSalle and advances made under three letters of credit issued to our factories. At the present time, our credit facility with LaSalle provides us with up to $10 million in financing depending upon the time of the year. We are seeking increased financing from LaSalle or another third party by the end of July 2002. We would like to have credit facilities in excess of $20 million available for the upcoming holiday season.

         We entered into a credit facility with LaSalle in April 2001. Under this credit facility, LaSalle will advance up to 75% of the Company's eligible accounts receivable, plus up to 40% of eligible inventory, plus up to 40% of commercial letters of credit issued by LaSalle minus reserves as set forth in the loan documents. The credit facility is subject to loan limits from zero to $10,000,000 depending on the time of the year, as stipulated in the loan documents. Advances made under the credit facility bear interest at LaSalle's prime rate plus .5%. There is also an annual fee of 1% of the loan maximum, or $100,000. The credit facility expires on April 26, 2004 and is automatically renewable for one-year terms thereafter. Under the terms of the credit facility, the Company is required to maintain certain financial ratios and conditions. The loan contains a clean up period every 12 months where the loan amount must go to zero for a period of time. The loan is secured by a first lien on all present and future assets of the Company, except certain tooling located in China.

         Our Hong Kong subsidiary, International SMC, maintains a letter of credit facility with the Hong Kong Shanghai Banking Corporation ("HSBC"). The facility requires International SMC to maintain a separate deposit account in the amount of $513,684. This amount is included in deposits at March 31, 2002. During April and May 2002, HSBC agreed to issue International SMC two documentary letters of credit to finance its purchases of karaoke machines from our factories. One letter of credit provides for advances of up to $200,000 per draw, provided that the total drawings do not exceed $2 million. The other letter of credit is for $1 million. These letters of credit expire on December 21, 2002 and November 30, 2002, respectively and our factories are the beneficiaries. In June 2002, International SMC obtained a $1 million documentary letter of credit from Fortis Bank, formerly known as Belgian Bank, Hong Kong, a subsidiary of Generale Bank, Belgium. This letter of credit expires on December 6, 2002 and one of our factories is the beneficiary.

         International SMC also has use of a $500,000 credit facility from Fortis Bank. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit held by Fortis Bank. There is no maturity date except that Fortis Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety
(90) days after the advance. This credit facility is not currently in use and the terms are being renegotiated.

         As of March 31, 2002, we do not have any material commitments for capital expenditures, other than (i) our obligation to make certain guaranteed minimum royalty payments in the amount of $450,000 under our licensing agreement with Nickelodeon, (ii) our lease for our warehouse space in California and (iii) our purchases of inventory from certain factories in China. We also have contractual obligations under our real estates leases in Florida, Hong Kong and California. Except for the foregoing, we do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for the Company's need for additional capital to finance inventory purchases, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Exchange Rates

         We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to U.S.$1.00 and accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

         Historically, the Company's operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in the Company's fiscal second and third quarter, combined, accounted for approximately 81% of net sales in fiscal 2002 and 75% of net sales in fiscal 2001.

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

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Preparation of our financial statements involve the application of several such policies. These policies include: estimates of accruals for product returns, the realizability of the deferred tax asset, calculation of our allowance for doubtful accounts and the Hong Kong income tax exemption.

         Accrual for product returns. We regularly receive requests from our customers for product returns. Our accrual amount is based on historical experience and is recorded as a reduction of sales and costs of sales and as a liability equal to the resulting gross profit on the estimated returns. At March 31, 2002, the accrual was approximately $164,000.

         Realizability of Deferred Tax Asset. We eliminated our valuation allowance on the deferred tax asset since we determined that it is more likely than not that the deferred tax asset will be realized.

         Estimate for Doubtful Accounts. We estimate an allowance for doubtful accounts using the specific identification method since a majority of accounts receivable are concentrated with several customers whose credit worthiness is evaluated periodically by us. The allowance was $12,022 at March 31, 2002.

         Hong Kong Income Tax Exemption. We estimated that the Hong Kong income tax to be zero based on our assessment of the probability that the application for the Hong Kong income tax exemption would be approved.

         In addition to the above policies, several other policies, including policies governing the timing of revenue recognition, are important to the preparation of our financial statements, but do not meet the definition of critical accounting policies because they do not involve subjective or complex judgments.

RISK FACTORS

         Set forth below and elsewhere in this Annual Report on Form 10-KSB and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

Factors That May Affect Future Results and Market Price of Stock

We rely on sales to a limited number of key customers which account for a large portion of our net sales

         As a percentage of total revenues, our net sales to our five largest customers during the fiscal year ended March 31, 2002 and 2001were approximately 87% and 78% respectively. In fiscal 2002, Best Buy, Toys R Us and Costco accounted for 35.7%, 27.8% and 10.5% of our net sales. In fiscal 2001, Best Buy and Toys R Us accounted for 34.9% and 20.4% of our net sales. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or requesting that we bear the risks and the cost of carrying inventory, such as consignment agreements, could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to cease doing business with us, significantly reduced the amount of their purchases from us or returned substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations.

Our licensing agreement with MTV is important to our business

          We generated $23,354,270, or 37.8% of our net sales, in fiscal 2002 from our sales of MTV licensed merchandise. Management values this license with MTV and desires to continue this licensing relationship. If the MTV license were to be terminated or failed to be renewed, our business, financial condition and results of operations could be adversely affected. However, management believes that our company has developed a strong brand name in the karaoke industry and that it will be able to continue to develop and grow its business, even if the MTV licensing relationship did not exist.

Inventory Management and Consignment Arrangement with Best Buy, our largest customer

         Because of our reliance on manufacturers in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customers orders. If we fail to forecast customers or consumer demand accurately we may encounter difficulties in filling customer orders or liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. During our fourth quarter, Best Buy began taking our goods on a consignment basis. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Our inability to compete and maintain our niche in the entertainment industry could hurt our business

         The business in which we are engaged is highly competitive. Our major competitors for karaoke machines and related products are Casio Computer Co, Grand Prix, JVC, Memorex and Pioneer Corp. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support . Our primary competitors for producing karaoke music are Pocket Songs and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation and delivery times.

         We believe that our new product introductions and enhancements of existing products are material factors for our continued growth and profitability. In fiscal 2002, we produced 6 new karaoke machines. However, many of our competitors are substantially larger and have significantly greater financial, marketing and operating resources than we have. No assurance can be given that we will continue to be successful in introducing new products or further enhancing our existing products.

         In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's and video cassettes.

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

We have significant future capital needs which are subject to the uncertainty of additional financing

         We currently have a $10 million credit facility from LaSalle Business Credit. In order to meet our projected needs for the holiday season, we would like to obtain financing in excess of $20 million. We are seeking this additional financing from LaSalle Business Credit or a different lender, if LaSalle does not want to increase our credit line. If adequate funds are not available on acceptable terms, or at all, we may be unable to sustain our rapid growth, which would have a material adverse effect on our business, results of operations, and financial condition.

Our business operations could be significantly disrupted if the California longshoremen go on strike

         During fiscal 2002, approximately 55% of our sales were domestic sales, which were made from our warehouses in California and Florida. During June and July 2002, California longshoremen and other dockworkers represented by the International Longshore and Warehouse Union, have threatened to go on strike. Since we import a significant amount of karaoke electronic recording equipment from the Far East to California, the strike would have a material adverse effect on our business, results of operations and financial condition. In the event that the strike occurs, we have developed contingency plans. However, all of these contingency plans will result in increased costs to our company and may reduce our profitability in fiscal 2003.

We may not be able to sustain or manage our rapid growth

         We experienced rapid growth in net sales and net income in the last year. Our net sales for the fiscal year ended March 31, 2002 increased 80.2% to $61.8 million compared to $34.3 million for the fiscal year ended March 31, 2002. Similarly, our net income increased to $8.06 million for fiscal 2002 compared to $4.6 million for fiscal 2001. As a result, comparing our period-to-period operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales or net income.

         Our growth strategy calls for us to continuously develop and diversify our karaoke products by (i) developing new karaoke machines and music products,
(ii) entering into additional license agreements (iii) expanding into international markets, (iv) developing new retail customers in the United States and (v) obtaining additional financing. Our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and train, motive and manage our work force.

         In addition, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to maintain our licensing agreements with MTV and Nickelodeon and our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any. Accordingly, we cannot assure you that our growth strategy will be implemented successfully.

The market price of our common stock may be volatile

         Market prices of the securities of companies in the toy and entertainment industry are often volatile. The market prices of our common stock may be affected by many factors, including:

         -quarterly variations in our operating results;

         -operating results that vary from the expectations of investors and securities analysts;

         -changes in expectations as to our future financial performance, including financial estimates by investors and securities analysts;

         - the actions of our customers and competitors (including new product line announcements and introduction);

         - regulations affecting our manufacturing operations in China;

         - other factors affecting the entertainment and consumer electronics industries in general; and

         - sales of our common stock into the public market.

In addition, the stock market periodically has experienced significant price and volume fluctuations which may have been unrelated to the operating performance of particular companies.

Our manufacturing operations are located in the People's Republic of China, subjecting us to risks common in international operations

         We are dependent upon six factories in the People's Republic of China to manufacture all of our electronic products. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, limitations on the repatriation of earnings, political instability, and other factors which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on us because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of certain of our manufacturers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured.

We may have significant returns, markdowns and purchase order cancellations

         As is customary in the consumer electronics industry, the Company has, on occasion, (i) permitted certain customers to return slow-moving items for credit, (ii) provided price protection to certain customers by making price reductions effective as to certain products then held by customers in inventory and (ii) accepted customer cancellations of purchase orders issued to the Company. The Company expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns, markdowns or purchaser order cancellations could have a material adverse effect on the Company's results of operations.

We depend on third party suppliers for parts for our karaoke machines and related products, and if we cannot obtain supplies as needed, our operations will be severely damaged

         Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. In the last several years, there have been shortages of certain chips that we use in our karaoke machines. However, we have anticipated this shortage and have made commitments to our factories to purchase chips in advance. If we are unable to purchase these parts and materials, we will experience severe production problems, which may possibly result in the termination of our operations.

Consumer discretionary spending may affect karaoke purchases and is affected by various economic conditions and changes

         Our business and financial performance may be damaged more than most companies by adverse financial conditions affecting our business or by a general weakening of the economy. Purchases of karaoke machines and music are considered discretionary for consumers. Our success will therefore be influenced by a number of economic factors affecting discretionary and consumer spending, such as employment levels, business, interest rates, and taxation rates, all of which are not under our control. Adverse economic changes affecting these factors may restrict consumer spending and thereby adversely affect our growth and profitability.

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


We have significant reliance on large retailers which are subject to changes in the economy

         We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Certain of such retailers have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and some are currently operating under the protection of bankruptcy laws. Despite the difficulties experienced by retailers in recent years, we have not suffered significant credit losses to date. Deterioration in the financial condition of our customers could have a material adverse effect on our future profitability.

Our net income may be reduced if our Hong Kong Subsidiary does not receive an exemption for offshore income tax

         Our Hong Kong subsidiary has applied for a Hong Kong "offshore claim" income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that since the source of all profits of the Hong Kong subsidiary are from exporting to customers outside of Hong Kong, it is likely that the exemption will be approved. Accordingly, no provision for foreign income taxes has been provided in the Company's financial statements. In the event the exemption is not approved, the Hong Kong subsidiary's profits will be taxed at a flat rate of 16% resulting in an income tax expense of approximately $725,000 and $460,000 for fiscal 2001. As a result, our net income for fiscal 2002 would be $7,340,282 and $3,704,701 for fiscal 2001.

Our business operations could be significantly disrupted if we lose members of our management team

         Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. Although we have entered into employment contracts with Edward Steele, our Chief Executive Officer; John Klecha, our President, Chief Operating Officer; and Jack Dromgold, our Executive Vice President of Sales and Marketing, the loss of the services of any of these individuals could prevent us from executing our business strategy. We cannot assure you that we will be able to find appropriate replacements for Edward Steele, John Klecha or Jack Dromgold, if the need should arise, and any loss or interruption of Mr. Steele, Mr. Klecha or Mr. Dromgold's services could adversely affect our business, financial condition and results of operations. Mr. Steele will be retiring in February 2003; however, we expect to retain him as a consultant on product development for a period of at least one-year after his retirement.

Our obligation to make severance payments could prevent or delay takeovers.

         Our employment agreements with Eddie Steele, John Klecha, April Green and Jack Dromgold require us, under certain conditions, to make substantial severance payments to them if they resign after a change of control. These provisions could delay or impede a merger, tender, offer or other transaction resulting in a change in control of the Company, even if such a transaction would have significant benefits to our shareholder. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Risks Associated with our Capital Structure

Future sales of our common stock held by current stockholders may depress our stock price

         As of March 31 2002, there were 8,020,027 shares of our common stock outstanding, We have filed two registration statements registering an aggregate 4,792,234 of shares of our common stock ( a registration statement on Form S-3 registering the resale of 2,947,984 shares or our common stock and a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan). We also intend to file a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.


Adverse Effect on Stock Price from Future Issuances of Additional Shares

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of March 31, 2002, we had 8,020,027 shares of common stock issued and outstanding and an aggregate of 1,064,475 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 9,815,498 shares of common stock.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AN FINANCIAL DISCLOSURE

         No change or disagreement with Salberg & Company, P.A., the Company's independent auditing firm, took place with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this Annual Report on Form 10-KSB, namely the fiscal years ended March 31, 2002 and March 31, 2001. However, during fiscal 2001, the Company changed accountants. Weinberg & Company, P.A. (the "Former Accountant"), was replaced as independent certified public accountant and independent auditor for the Company on November 28, 2000. The Company's decision to change accountants was approved by its Board of Directors because Scott Salberg, the auditor who has been responsible for the Company's account, left the Former Accountant to start his own accounting firm.

         The report of the Former Accountant on the financial statements of the Company for the year ended March 31, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended March 31, 2000, and through November 28, 2000, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

         On November 28, 2000, the Company engaged Salberg & Company, P.A., as its independent auditor and independent certified public accountant. The Company did not consult with Salberg and Company, P.A. regarding the application of accounting principles to a specific transaction of the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Salberg & Company, P.A. that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item 9 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(A)      Exhibits

3.1 Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.2 Certificate of Agreement of Merger between the Singing Machine Company, Inc., a California corporation, and the Singing Machine Company, Inc., a Florida corporation, filed with the Delaware Secretary of State on May 3, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7,
         2000).
3.3 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on July 19, 1994 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.4 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on July 26, 1994 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.5 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on November 4, 1994 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.6 Certificate of Renewal of the Singing Machine filed with the Delaware Secretary of State on April 2, 1998 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.7 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on April 20, 1998 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.8 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on May 7, 1998 (incorporated by reference to Exhibit
         3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.9 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on April 13, 1999 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.10 Certificate of Designations, Preferences and Rights of Preferred Stock of the Singing Machine filed with the Delaware Secretary of State on April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.11 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to
         Exhibit 3.1 in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14,
         2000).
3.12 Certificate of Correction filed with the Delaware Secretary of State on March 29, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998 (incorporated by reference to
         Exhibit 3.11 in the Company's registration statement on Form SB-2 filed with the SEC on April 11, 2000).*
3.13 Certificate of Correction filed with the Delaware Secretary of State on March 30, 2001 correcting the Amendment to our Certificate of Incorporation dated May 7, 1998 (incorporated by reference to Exhibit
         3.11 in the Company's registration statement on Form SB-2 filed with the SEC on April 11, 2001).
3.14 Amended By-Laws of the Singing Machine Company (incorporated by reference to Exhibit 3.14 in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).
4.1 Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3. of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000)
4.2 Form of Warrant Certificate (incorporated by reference to Exhibit 3.4 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
10.1 Lease Agreement dated April 10, 2000 between The Singing Machine Company, Inc. and Rocco Ferrera & Co., Inc. and Lee S. Lasser, trustee of the Lee Lasser Trust dated August 25, 1972, as amended d/b/a Lyons Corporate Park for Office and warehouse space in Coconut Creek, Florida (incorporated by reference to

         Exhibit 10.1. of the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).
10.2 Lease Agreement dated November 9, 2000 between the Singing Machine Company, Inc. and Marcel George & Joanne Marie George, trustees of Marcel George family trust of September 2, 1982 for warehouse space in Carson, California (incorporated by reference to Exhibit 10.2 of the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001.
10.3 Lease Agreement dated August 2000 between Koon Wah Mirror Holdings Limited and International SMC (HK) Limited for office space in Hong Kong (incorporated by reference to Exhibit 10.3 of the Company's registration statement on Form SB-2 filed with the SEC on March 28,
         2001).
10.4 Lease Agreement dated March 12, 2002, by and between Lyons Corporate Park LLP and The Singing Machine Company, Inc. for office space in Coconut Creek, Florida.*
10.5 Sublease dated May 28, 2002 by and between The Singing Machine Company, Inc. and Busung America Corp. for warehouse space in Carson City, California.*
10.6 Lease documents for Ocean Centre dated April and June 2002 by and between Harbour City Management Limited and International SMC (HK) Ltd. for office space in Hong Kong.*
10.7 Industrial Lease dated March 1, 2002, by and between AMP Properties, L.P. and The Singing Machine Company, Inc. for warehouse space in Compton, California.*
10.8 Employment Agreement dated May 1, 1998 between the Singing Machine and Edward Steele (incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form SB-2 filed with SEC on March 7, 2000).
10.9 Employment Agreement dated June 1, 2000 between the Singing Machine and John Klecha (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC March 28, 2001).
10.10 Loan and Security Agreement dated April 2000 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibit 3.1 in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14,
         2000).*
10.11 First Amendment to Loan and Security Agreement dated October 1, 2001 between LaSalle Business Credit, Inc. and the Singing Machine Company.*
10.12 Second Amendment to Loan and Security Agreement dated November 20, 2001 between LaSalle Business Credit, Inc. and the Singing Machine Company.*
10.13 Third Amendment to Loan and Security Agreement dated November 28, 2001 between LaSalle Business Credit, Inc. and the Singing Machine Company.*
10.14 Fourth Amendment to Loan and Security Agreement dated February 28, 2002 between LaSalle Business Credit, Inc. and the Singing Machine Company, Inc.*
10.15 Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).
10.16 Factoring Agreement dated April 7, 2000 between the Singing Machine and Main Factors, Inc. (incorporated by reference to Exhibit 10.7 to the company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).
10.17 Master Agreement dated July 31, 1999 between EPK Financial Corporation and the Singing Machine (incorporated by reference to Exhibit 10.4 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
10.18 Singing Machine's Amended Bankruptcy Plan of Reorganization dated December 17, 1997 (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
10.19 Bankruptcy Court's Order Confirming the Plan of Reorganization (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC on March 7,
         2000).
21.1     List of Subsidiaries*
23.1     Consent of Salberg & Company, P.A.*
         *Filed herewith

SIGNATURES

         In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE SINGING MACHINE COMPANY, INC.


Dated: June 28, 2002               By: /s/ John Klecha
                                       ---------------
                                       John Klecha, President,
                                       Chief Operating Officer,
                                       Secretary, Treasurer and Director
                                       (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                  Capacity                                   Date
---------                                  --------                                   ----

/s/ Edward Steele                          Chief Executive Officer                    June 28, 2002
---------------------------                And Director
Edward Steele                              (Principal Executive Officer)

/s/ John F. Klecha                         President, Chief Operating                 June 28, 2002
---------------------------                Officer, Secretary, Treasurer
John F. Klecha                             and Director
                                           (Principal Executive Officer)

/s/ April Green                            Chief Financial Officer                    June 28, 2002
---------------                            (Principal Financial and
April Green                                Accounting Officer)

/s/ Josef A. Bauer                         Director                                   June 28, 2002
---------------------------
Josef A. Bauer

/s/ Howard W. Moore                        Director                                   June 28, 2002
---------------------------
Howard W. Moore

/s/ Robert J. Weinberg                     Director                                   June 28, 2002
---------------------------
Robert J. Weinberg

                        The Singing Machine Company, Inc.
                                 and Subsidiary

                        Consolidated Financial Statements

                                 March 31, 2002

                        The Singing Machine Company, Inc.
                                 and Subsidiary


                                    Contents
                                    --------


                                                                    Page(s)
                                                                  -------------
Independent Auditors' Report                                         F-1

Consolidated Balance Sheet                                           F-2

Consolidated Statements of Income                                    F-3

Consolidated Statements of Changes in Stockholders' Equity           F-4

Consolidated Statements of Cash Flows                                F-5

Notes to Consolidated Financial Statements                        F-6 - F-22

                          Independent Auditors' Report
                          ----------------------------


Board of Directors and Shareholders:
   The Singing Machine Company, Inc.
   and Subsidiary

We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc., and Subsidiary as of March 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Singing Machine Company, Inc. and Subsidiary as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 23, 2002

                The Singing Machine Company, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 2002
                                 --------------

                                     Assets
                                     ------

Current Assets
Cash and cash equivalents                                                                 $ 5,520,147
Accounts receivable, net                                                                    3,536,903
Due from manufacturer                                                                         488,298
Inventories                                                                                 9,274,352
Prepaid expenses and other current assets                                                   1,118,321
Deposits                                                                                      513,684
                                                                                          -----------
Total Current Assets                                                                       20,451,705
                                                                                          -----------

Property and Equipment, Net                                                                   574,657
                                                                                          -----------

Other Assets
Reorganization intangible, net                                                                185,416
Deferred tax asset                                                                            452,673
                                                                                          -----------
Total Other Assets                                                                            638,089
                                                                                          -----------

Total Assets                                                                              $21,664,451
                                                                                          ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
Accounts payable                                                                          $ 1,846,238
Accrued payroll                                                                               519,714
Accrued royalties                                                                             301,873
Accrued advertising                                                                           136,551
Other accrued expenses                                                                        331,459
Income tax payable                                                                             58,542
                                                                                          -----------
Total Current Liabilities                                                                   3,194,377
                                                                                          -----------

Stockholders' Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized,
  no shares issued and outstanding                                                                 --
Common stock, Class A, $0.01 par value, 100,000 shares authorized,
  no shares issued and outstanding                                                                 --
Common stock, $0.01 par value, 18,900,000 shares authorized,
  8,020,027 shares issued and outstanding                                                      80,200
Additional paid-in capital                                                                  4,602,828
Retained earnings                                                                          13,787,046
                                                                                          -----------

Total Stockholders' Equity                                                                 18,470,074
                                                                                          -----------

Total Liabilities and Stockholders' Equity                                                $21,664,451
                                                                                          ===========

           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
                        Consolidated Statements of Income
                       Years Ended March 31, 2002 and 2001
                       -----------------------------------

                                                                        2002            2001
                                                                    ------------    ------------
Net Sales                                                            $61,828,894     $34,306,839

Cost of Sales                                                         41,448,891      22,473,149
                                                                    ------------    ------------

Gross Profit                                                          20,380,003      11,833,690
                                                                    ------------    ------------

Operating Expenses
Compensation                                                           2,486,547       1,916,612
Agency fees                                                                   --         647,908
Commissions                                                            1,294,543         837,222
Advertising                                                            2,377,638         921,359
Bad debt                                                                  45,078          85,302
Royalties                                                              1,862,116         148,643
Selling, general and administrative expenses                           4,078,701       2,249,051
                                                                    ------------    ------------
Total Operating Expenses                                              12,144,623       6,806,097
                                                                    ------------    ------------

Income from Operations                                                 8,235,380       5,027,593
                                                                    ------------    ------------

Other Income (Expenses)
Other income                                                             215,840          32,617
Interest income                                                           16,934          50,242
Interest expense                                                        (112,123)       (424,104)
Stock based guarantee fees                                              (171,472)       (267,029)
Factoring fees                                                                --        (231,298)
                                                                    ------------    ------------
Net Other Expenses                                                       (50,821)       (839,572)
                                                                    ------------    ------------

Income Before Income Taxes                                             8,184,559       4,188,021

Income Tax Expense                                                       119,277          23,320
                                                                    ------------    ------------

Net Income                                                           $ 8,065,282     $ 4,164,701
                                                                    ============    ============

Earnings per Share:
Basic                                                                $      1.13     $      0.66
                                                                    ============    ============
Diluted                                                              $      1.02     $      0.56
                                                                    ============    ============

Weighted Average Common and Common Equivalent
  Shares Outstanding:
Basic                                                                  7,159,142       6,291,792
                                                                    ============    ============
Diluted                                                                7,943,473       7,457,173
                                                                    ============    ============

           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                       Years Ended March 31, 2002 and 2001
                       -----------------------------------

                                                                                 Common Stock and
                                                                                Common Stock to be
                                                     Preferred Shares                Issued
                                             ---------------------------   ----------------------------
                                               Shares          Amount          Shares          Amount
                                             -----------    ------------     ----------    ------------

Balance March 31, 2000                        1,000,000     $ 1,000,000      $4,541,430       $45,414

Conversion of preferred stock                (1,000,000)     (1,000,000)      1,500,000        15,000

Exercise of warrants                                 --              --         570,000         5,700

Exercise of employee stock options                   --              --           2,250            23

Cancellation of shares                               --              --         (75,000)         (750)

Warrants issued for services and as loan
  fees                                               --              --              --            --

Amortization of deferred guarantee fees              --              --              --            --

Net Income, 2001                                     --              --              --            --
                                             ----------     -----------    ------------    ------------

Balance March 31, 2001                               --              --       6,538,680        65,387

Amortization of deferred guaranteed fees             --              --              --            --

Exercise of warrants                                 --              --         581,100         5,811

Exercise of employee stock options                   --              --         900,525         9,005

Fractional share adjustment pursuant to
  3:2 stock split                                    --              --            (278)           (3)

Net Income, 2002                                     --              --              --            --
                                             ----------     -----------      ----------    ----------

Balance, March 31, 2002                              --     $        --       8,020,027       $80,200
                                             ----------     ===========      ==========    ==========
[restub]
                                              Additional                       Deferred
                                               Paid-in        Retained         Guarantee
                                               Capital        Earnings           Fees          Totals
                                              ----------     -----------       ---------     ----------

Balance March 31, 2000                        $1,703,910     $ 1,557,063       (400,101)    $ 3,906,286

Conversion of preferred stock                    985,000              --             --              --

Exercise of warrants                             574,300              --             --         580,000

Exercise of employee stock options                   622              --             --             645

Cancellation of shares                               750              --             --              --

Warrants issued for services and as loan
  fees                                            38,400              --             --          38,400

Amortization of deferred guarantee fees               --              --        228,629         228,629

Net Income, 2001                                      --       4,164,701             --       4,164,701
                                              ----------     -----------       --------      -----------

Balance March 31, 2001                         3,302,982       5,721,764       (171,472)      8,918,661

Amortization of deferred guaranteed fees              --              --        171,472         171,472

Exercise of warrants                             584,239              --             --         590,050

Exercise of employee stock options               720,135              --             --         729,140

Fractional share adjustment pursuant to
  3:2 stock split                                 (4,528)             --             --          (4,531)

Net Income, 2002                                      --       8,065,282             --       8,065,282
                                              ----------     -----------       --------     -----------

Balance, March 31, 2002                       $4,602,828     $13,787,046             --     $18,470,074
                                              ==========     ===========       ========     ===========

           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                       Years Ended March 31, 2002 and 2001
                       -----------------------------------

                                                                            2002            2001
                                                                        ------------    ------------
Cash Flow from Operating Activities:
Net income                                                              $  8,065,282    $  4,164,701
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities
Depreciation and amortization                                                394,456         301,064
Stock based expenses                                                         171,472         267,029
Bad debt                                                                      45,078          85,302
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                       (2,626,329)       (312,916)
Due from manufacturer                                                        210,798        (699,096)
Inventories                                                               (4,460,891)     (3,326,255)
Prepaid expenses and other assets                                           (444,004)       (394,176)
Increase (decrease) in:
Accounts payable                                                           1,364,158         467,491
Accrued expenses                                                             199,445         672,342
Income taxes payable                                                          35,222          11,326
                                                                        ------------    ------------
Net Cash Provided by Operating Activities                                  2,954,687       1,236,812
                                                                        ------------    ------------

Cash Flow from Investing Activities
Purchase of property and equipment                                          (613,691)       (373,409)
Deposits                                                                    (513,684)             --
Proceeds from repayment of related parties loans                               7,692              --
Proceeds from repayment of officer loans                                     117,425              --
Proceeds from investment in factor                                           933,407              --
Investment in and advances to unconsolidated subsidiary                           --        (374,730)
Proceeds from sale of unconsolidated subsidiary                              298,900              --
Net proceeds from related parties                                                 --         386,261
                                                                        ------------    ------------
Net Cash Provided by (Used in) Investing Activities                          230,049        (361,878)
                                                                        ------------    ------------

Cash Flow from Financing Activities
Loan proceeds                                                             21,856,653         600,000
Loan repayments                                                          (21,856,653)       (600,000)
Proceeds from exercise of stock options and warrants                       1,319,190         580,645
Due from factor                                                                   --        (818,206)
                                                                        ------------    ------------
Net Cash Provided by (Used in) Financing Activities                        1,319,190        (237,561)
                                                                        ------------    ------------

Increase in Cash and Cash Equivalents                                      4,503,926         637,373

Cash and Cash Equivalents - Beginning of Year                              1,016,221         378,848
                                                                        ------------    ------------

Cash and Cash Equivalents - End of Year                                 $  5,520,147    $  1,016,221
                                                                        ============    ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                                  $    112,123    $    424,104
                                                                        ============    ============
Cash paid during the year for income taxes                              $    102,415    $     11,994
                                                                        ============    ============

           See accompanying notes to consolidated financial statements

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

Note 1  Nature of Operations and Summary of Significant Accounting Policies
---------------------------------------------------------------------------

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

         (C) Foreign Currency Translation

         The functional currency of the Company's Hong Kong Subsidiary is the local currency. The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2002 was not material.

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

         (F) Concentration of Credit Risk

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2002, the Company had $213,940 in United States bank deposits, which exceed federally insured limits and $5,219,326 in commercial paper, which is not insured. The Company has not experienced any losses in such accounts through March 31, 2002.

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         (G) Inventories

         Inventories primarily consist of finished goods, which are comprised of electronic karaoke audio equipment, accessories, and compact discs. Inventories are stated at the lower of cost or market, as determined using the first in, first out method. Inventory consigned to one customer at March 31, 2002 was $2,020,172. (See Note 13)

         (H) Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using an accelerated method over the estimated useful lives of the related assets over 3 to 7 years.

         (I) Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.

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

         (K) Revenue Recognition

         Revenue from the sale of equipment, accessories, and recordings are recognized upon shipment and are reported net of actual and estimated future returns and allowances. Revenues from sales of consigned inventory is recognized upon sale of product by the consignee. The Company offers a consumer product warranty for returns up to 90 days after purchase.

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         (L) Advertising

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company has cooperative advertising arrangements with its vendors and accrues the cost of advertising against the related revenues. Advertising expense for the years ended March 31, 2002 and 2001 was $2,377,638 and $921,359, respectively.

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

         The following table presents a reconciliation of basic and diluted earnings per share:

                                                   2002         2001
                                                ----------   ----------
Net income                                      $8,065,282   $4,164,701
                                                ----------   ----------
Income available to common shares                8,065,282    4,164,701
Weighted average shares outstanding - basic      7,159,142    6,291,792
EPS - Basic                                     $     1.13   $     0.66
                                                ==========   ==========

Income available to common shares               $8,065,282   $4,164,701
Weighted average shares outstanding - basic      7,159,142    6,291,792

Effect of dilutive securities:
Stock options                                      784,331    1,127,555
Warrants issued with preferred stock                    --       37,826
                                                ----------   ----------
Weighted average shares outstanding - diluted    7,943,473    7,457,173
EPS - Diluted                                   $     1.02   $     0.56
                                                ==========   ==========

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         In 2001, the 2,484,000 public warrants and 45,000 common stock options (as restated for the 3 for 2 stock split) were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

         (O) Reorganization under United States Bankruptcy Code and Fresh Start Reporting

         On April 11, 1997, the Company filed for protection under the provisions of the United States Bankruptcy Code. In March 1998, the United States Bankruptcy Court approved the Company's Plan of Reorganization, as Amended, and the Company emerged from Chapter 11 Bankruptcy. At that time, the Company applied Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7")." As a result of the application of SOP 90-7, the Company restated its assets and liabilities to their fair values as necessary, and reclassified its accumulated deficit of $6,841,684 against available additional paid-in capital of $6,200,262 resulting in a reorganization intangible asset of $641,422, which was being amortized on a straight-line basis over a period of seven years. (See Note 5) Pursuant to SAS 142, effective on April 1, 2002, the Company no longer amortizes the remaining balance of the Reorganization Intangible.

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

         The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and income taxes payable approximate fair value due to the relatively short period to maturity for these instruments.

         (Q) Recent Accounting Pronouncements

         Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statements.

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         (R) Reclassifications

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 2  Accounts Receivable and Factor Agreement
------------------------------------------------

Accounts receivable at March 31, 2002 was as follows:

Accounts receivable                        $3,548,925
Allowance for doubtful accounts               (12,022)
                                           ----------
                                           $3,536,903
                                           ==========

During 2001, the Company sold certain trade accounts receivable, primarily without recourse, pursuant to a factoring agreement. The Company terminated the factoring agreement in April 2001 upon obtaining a new Loan and Security Agreement with a commercial lender. (See Note 7)

During 2000, two officers of the Company entered into guarantee agreements related to the factor agreement resulting in deferred guarantee fees of $400,101, which was being amortized over the term of the factor agreement. Upon termination of the factor agreement, the remaining deferred guarantee fees of $171,472 were charged to operations as amortization. For the year ending March 31, 2001, the Company incurred $429,509 in factoring fees and interest. The portion representing factor interest expense was $198,208 of the $429,506.

Note 3  Sale of Unconsolidated Subsidiary
-----------------------------------------

In November 2000, the Company closed on an acquisition of 60% of the ordinary voting shares of a Hong Kong toy company for a total purchase price of $170,000. The Company believed that the acquiree had agreed to extend the effective date to June 2001, but a dispute arose and the Company committed to dispose of the entire investment. Accordingly, pursuant to Statement of Financial Accounting Standards No. 94 "Consolidation of All Majority-Owned Subsidiaries," the Company treated the control of the subsidiary as temporary and recorded the investment of $170,000 and advances of $220,661 at cost. The Company completed a contract selling the 60% interest on September 11, 2001. The transaction resulted in a net loss on investment of $48,912 included in selling, general, and administrative expenses. The balance receivable at March 31, 2002 was $75,831 included in prepaids and other current assets.

Note 4  Property and Equipment
------------------------------

Property and equipment at March 31, 2002 is as follows:

Computer and office equipment                       $  230,025
Furniture and fixtures                                 106,164
Leasehold improvements                                  62,483
Molds and tooling                                    1,022,900
                                                    ----------
                                                     1,421,572
Less accumulated depreciation                         (846,915)
                                                    ----------
Total                                               $  574,657
                                                    ==========

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

Depreciation expense for the years ended March 31, 2002 and 2001 was $302,824 and $209,432, respectively.

Note 5   Reorganization Intangible
----------------------------------

The reorganization intangible resulted from the application of Fresh Start Accounting in March 1998 pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." (See Note 1(O)) The reorganization intangible was being amortized over a period of seven years using a straight-line basis. In accordance with SFAS 109, in 2001, the reorganization intangible was reduced by $89,479 of an income tax benefit realized as a result of an increase in deferred tax assets resulting from a reduced valuation allowance. (See Note 12)

The reorganization intangible at March 31, 2002 consisted of the following:

Reorganization intangible                 $ 641,422
Less accumulated amortization              (366,527)
Less allocated income tax benefit           (89,479)
                                          ---------
                                          $ 185,416
                                          =========

Amortization expense on the reorganization intangible in each of the years ended March 31, 2002 and 2001 was $91,632.

Note 6  Deposit for Letter of Credit Facility
---------------------------------------------

The Company, through its Hong Kong subsidiary, maintains a letter of credit facility with a major international bank. The Company's subsidiary is required to maintain a separate deposit account in the amount of $513,684. This amount is included in deposits at March 31, 2002.

Note 7   Loans and Letters of Credit
------------------------------------

         (A) Credit Facility

         On May 19, 1999, as amended on February 14, 2000, the Company, through its Hong Kong Subsidiary, obtained a credit facility of $500,000 from a Hong Kong subsidiary of a Belgian bank. This facility is a revolving line of credit based upon drawing down a maximum of 15% of the value of export letters of credit lodged with Belgian Bank. There is no expiration date to this agreement, except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than 90-days after the advance. As of March 31, 2002, there was no outstanding balance on this credit facility.

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         (B)      Loan and Security Agreement

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

         The outstanding loan limit varies between zero and $10,000,000 depending on the time of year, as stipulated in the Agreement. The Lender also provides the Company the ability to issue commercial letters of credit up to $2,500,000, which shall reduce the loan limits above. The loans bear interest at the commercial lender's prime rate plus 0.5% and an annual fee equal to 1% of the maximum loan amount or $100,000 is payable. The term of the loan facility expires on April 26, 2004 and is automatically renewable for one-year terms. All amounts under the loan facility are due within 90 days of demand. The loans are secured by a first lien on all present and future assets of the Company except for certain tooling located at a vendor in China.

         The Agreement contains a financial covenant stipulating a minimum tangible net worth of $7,200,000 as of March 31, 2002 with escalations as defined in the Agreement. There was no balance outstanding at March 31, 2002.

Note 8   Commitments and Contingencies
--------------------------------------

         (A) Leases

         On March 31, 1999 and April 10, 2000, the Company entered into lease agreements for office and warehouse facilities in Florida for a term of 61 months and 52 months, respectively. The terms began on August 1, 1999 and April 14, 2000. Pursuant to the terms of the leases, the Company must pay maintenance and real estate taxes of approximately $13,000 per year. On November 9, 2000, the Company leased a warehouse in California commencing January 1, 2001 for 37 months with base rent of $11,500 per month. This space has been subleased starting June 1, 2002 through January 31, 2002 for $12,393 per month. The Company leases a showroom in New York commencing September 1, 2001 through August 31, 2002 at a rate of $3,000 a month. The Company also leases office space in Hong Kong for $4,655 per month which lease expires October 31, 2002. In addition, the Company maintains various warehouse equipment and computer equipment leases. (See Note 16) Total rent expense was approximately $172,500 and $142,500 for 2002 and 2001, respectively.

         Future minimum lease payments under non-cancelable operating leases with terms exceeding one year as of March 31, 2002 are as follows:

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

                  Year ending March 31:
                                                2003            $  578,449
                                                2004               604,015
                                                2005               412,460
                                                2006               407,640
                                                2007               407,640
                                                Thereafter         339,700
                                                                ----------
                                                                $2,749,904
                                                                ==========

         (B) Employment Agreements

         The Company has employment contracts with three key officers as of March 31, 2002 (See Note 16). The agreements call for base salaries, with annual cost of living adjustments and travel allowances. The agreements also call for aggregate Board approved performance bonuses of up to 10% of net income before those performance bonuses, interest, and taxes. Such bonus is allocated to the three key officers and certain other key employees. During 2002 and 2001, the bonus percentage was 5% and 10%, respectively.

         (C) Merchandise License Agreements

         On November 1, 2000, as amended on November 29, 2001, the Company entered into a merchandise license agreement to license a name, tradename, and logo of a music oriented television network. The term of the agreement is from November 1, 2000 to December 31, 2003. However, shipment of related products did not begin until after March 31, 2001. Accordingly, none of the minimum royalty was charged to operations as of March 31, 2001. The Company pays a royalty rate of a percentage of stipulated sales, as defined in the agreement, with $686,250 guaranteed minimum royalties for the term, payable on a scheduled basis as stipulated in the agreement. Through 2002, the royalties expense exceeded the minimum royalty for the entire contract. (See Note 11)

         On December 1, 2001, the Company entered into an additional agreement with a division of above licensor for additional license properties and products. The license term is January 1, 2002 to December 31, 2004 with an initial stipulated ship date of August 15, 2002. The agreement stipulates a royalty rate as a percentage of net sales (defined as gross sales less discounts, allowances and damaged goods returns not to exceed 8% of gross sales), payable quarterly, with a guaranteed minimum royalty for the license term of $450,000 payable as follows:

                  $25,000 on execution of agreement
                  $85,000 on or before September 1, 2002
                  $85,000 on or before December 1, 2002
                  $85,000 on or before March 1, 2003
                  $85,000 on or before June 1, 2003; and
                  $85,000 on or before September 1, 2003

         The guaranteed royalty is non-refundable and not recoupable against any other license agreements with the licensor.

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         (D) Significant Estimates

         The Company records an accrual for product returns in the normal course of business. The accrual is estimated based on historical experience and is recorded as a liability equal to the gross profit on estimated returns. At March 31, 2002, the accrual was approximately $164,000.

         The Company estimates an allowance for doubtful accounts using the specific identification method since a majority of accounts receivable are concentrated with several customers. The allowance was $12,022 at March 31, 2002.

         (E) Legal Matters

         The Company is subject to litigation relating to claims arising in the normal course of business.

Note 9  Related Party Transactions
----------------------------------

The Company's Hong Kong Subsidiary operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company. A primary manufacturer affiliated with a former director of the Company credited the Company for past purchases of approximately $799,000 as of March 31, 2001 for a portion of expenses incurred from product returns. The $799,000 amount was credited to cost of goods sold in 2001. The balance including some new credits as of March 31, 2002 was $488,298. The total goods purchased from this manufacturer during 2002 and 2001 aggregated approximately 51% and 80% of the total purchases, respectively.
(See Note 13)

Note 10 Stockholders' Equity
----------------------------

         (A) Amendment to Authorized Shares

         During September 2000, the Company filed an amendment to its Articles of Incorporation decreasing the authorized shares of the Company's common stock to 18,900,000 shares and 100,000 Class A common shares.

         (B) Stock Split

         On March 15, 2002, the Company affected a 3 for 2 stock split. All share and per share data have been retroactively restated in the accompanying consolidated financial statements to reflect the split.

         (C) Preferred Stock and Warrants

         During April 1999, the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the 1933 Securities Act, as amended, to offer a minimum of 40 units and a maximum of 50 units of stock and warrants. Each unit consisted of 30,000 shares of the Company's 9% non-voting convertible preferred stock and 6,000 common stock purchase warrants. The purchase price for each unit was $ 27,500. Each share of preferred stock was convertible, at the option of the holder, into one share of the Company's common stock at any time after issuance, and was to automatically convert into one share of common stock on April 1,

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         2000. All preferred shares automatically converted on April 1, 2000. Each warrant entitles the holder to purchase one share of the Company's common stock at $2.00 per share. The warrants expire three years from the private placement memorandum date. Through June 1999, the maximum number of 50 units had been sold and $1,375,000 gross funds were raised ($1,331,017 after related costs), at which time the offer was closed. During 2000, 2001, and 2002, 24,000, 201,000, and 75,000 warrants were converted for $32,000, $268,000, and $100,000, respectively leaving no warrants outstanding at March 31, 2002.

         (D) Common Stock Warrants Expiration

         In November 2001, 2,484,000 public warrants expired unexercised.

         (E) Common Stock Issuances

         During 2002, the Company issued 1,418,625 common shares for cash proceeds of $1,319,190 upon exercise of options and warrants.

         (F) Guarantee Fees

         During the year ended March 31, 2000, the Company issued 525,000 shares of common stock to two officers of the Company in exchange for guarantees related to the Company's factor agreement (See Note 2), and letter of credit agreement. (See Note 7) These guarantee fees totaled $590,625 and are amortized over a period of 31 months. Accordingly, in 2000, the Company recognized $190,524 as guarantee fees and recorded $400,101 as deferred guarantee fees, presented as a deduction from equity. In 2001, $228,629 of deferred fees were charged to operations. During June 2001, the Company terminated its letter of credit and factor agreements and recognized the remaining amortization at that time.

         During the year ended March 31, 2001, the Company issued 37,500 common stock options for services and 45,000 common stock warrants to two investors as loan fees. The fair market value of the options totaling $38,400 was charged to operations.

         (G) Stock Options

         On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan, which replaced the 1994 Stock Option Plan, as amended, (the "Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2002, the Plan authorizes options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual in any fiscal year.

         In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. On August 15, 2001, the Company issued options to purchase an aggregate 75,000 common shares to directors at an exercise price of $4.23, which equals the fair market value of the common stock at the grant date. Accordingly, no compensation cost has been recognized for options issued under the Plan in 2002

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         or 2001. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net income for the year ended March 31, 2001 would not have changed and the net income for the year ended March 31, 2002 would have been decreased to the pro-forma amounts indicated below.

                                                                         2002
                                                                      ----------

         Net income                                  As reported      $8,065,282
                                                     Pro forma        $7,949,793
         Net income per share - basic                As reported      $     1.13
                                                     Pro forma        $     1.11
         Net income per share - diluted              As reported      $     1.02
                                                     Pro forma        $     1.00

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

         For stock options and warrants issued to consultants, the Company applies SFAS 123. Accordingly, consulting expense of $38,400 was charged to operations in 2001. There was no consulting expense relating to grants in 2002.

         For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions in 2001: expected dividend yield 0%, risk-free interest rate of 6.08% to 6.81%, volatility 42% and expected term of two years.

         A summary of the options issued under the employment and consulting agreements as of March 31, 2002 and 2001 and changes during the years is presented below:

                                                    2002                                2001
                                        ----------------------------------------------------------------------------
                                         Number of       Weighted           Number of          Weighted
                                        Options and       Average          Options and          Average
                                          Warrants     Exercise Price        Warrants         Exercise Price
                                        -----------    --------------      -----------        --------------
Stock Options
Balance at beginning of period           2,403,300        $1.31             1,593,300           $0.67
Granted                                     82,800        $3.92             1,215,750           $2.01
Exercised                               (1,406,625)       $0.87              (371,250)          $0.84
Forfeited                                  (15,000)       $2.04               (34,500)          $0.92
                                        ----------        -----             ---------           -----
Balance at end of period                 1,064,475        $2.11             2,403,300           $1.31
                                        ==========        =====             =========           =====

Options exercisable at end of period     1,064,475        $2.11             1,420,050           $0.70
Weighted average fair value of options
  granted during the period                               $1.54                                 $0.85
                                                          =====                                 =====

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

         The following table summarizes information about employee stock options and consultant warrants outstanding at March 31, 2002:

                              Options and Warrants Outstanding                       Options and Warrants Exercisable
                 ----------------------------------------------------------------    --------------------------------

                                                       Weighted
                                                        Average          Weighted                            Weighted
                 Range of            Number            Remaining          Average           Number            Average
                 Exercise        Outstanding at       Contractual        Exercise       Exercisable at       Exercise
                   Price         March 31, 2002          Life             Price         March 31, 2002         Price
                 ---------       --------------       -----------        --------    ------------------      --------
                  $2.04              851,025           4.67 Years         $2.04             425,513           $2.04
                   4.23               60,000           4.38 Years          4.23              60,000            4.23
                   3.27               42,450           3.95 Years          3.27              21,225            3.27
                   1.11               58,500           2.24 Years          1.11              58,500            1.11
                   0.92               52,500           0.19 Years          0.92              52,500            0.92
                                   ---------                              -----             -------           -----
                                   1,064,475                              $2.11             617,738           $2.11
                                   =========                              =====             =======           =====

Note 11 Royalty Expense
-----------------------

The Company enters into licensing and royalty agreements with music publishers (the "Licensors") in the normal course of business. In addition, the Company pays royalties under a merchandise license agreement. (See Note 8(C)) Royalty expense during 2002 and 2001 was $1,862,116 and $148,643, respectively.

Note 12 Income Taxes
--------------------

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of income consisted of the following components for 2002 and 2001:

                            2002        2001
                          --------    --------
Current:
U.S. Federal              $     --    $21,320
Foreign                         --         --
State                      119,277      2,000
                          --------    -------
                           119,277     23,320
                          --------    -------
Deferred:
U.S. Federal                    --         --
Foreign                         --         --
                          --------    -------
                                --         --
                          --------    -------
Total                     $119,277    $23,320
                          ========    =======

The Company's Hong Kong subsidiary has applied for a Hong Kong "offshore claim" income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that since the source of all profits of the Hong Kong subsidiary are from exporting to customers outside of

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

Hong Kong; it is likely the exemption will be approved. Accordingly, no provision for foreign income taxes on the profits of the Hong Kong subsidiary have been provided in the accompanying consolidated financial statements.

In the event the exemption is not approved, the Hong Kong subsidiary profits will be taxed at a flat rate of 16% resulting in an income tax expense of approximately $725,000 and $460,000 for 2002 and 2001, respectively.

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2002 and 2001 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                               2002           2001
                                                           -----------     -----------
Computed "expected" tax expense                            $ 2,782,750     $1,423,927
State income taxes, net of Federal income tax benefit           78,723             --
Indefinite deferral of foreign earnings                     (1,541,493)      (978,309)
Stock based guarantee fees                                      20,405         27,207
Disqualifying ISO dispositions                                 (26,926)            --
Non-qualified stock options exercised                               --        (51,185)
Meals and entertainment                                          6,999          2,982
Usage of United States net operating loss carryforwards     (1,201,181)      (424,622)
United States alternative minimum tax                               --         23,320
                                                           -----------     ----------
                                                           $   119,277     $   23,320
                                                           ===========     ==========

The Company has not recognized a deferred tax liability for its foreign income in 2002 and 2001 since the reversal of this temporary difference is indefinite. Accordingly, the amounts of $1,541,493 and $978,309, respectively, which represent 34% of the foreign net income, have been reflected as a permanent difference at March 31, 2002 and 2001, respectively.

The actual tax expense may be significantly larger in future years as the net operating loss is expected to be fully absorbed (except for the limited portion) during the 2003 fiscal year. In addition, the indefinite deferral of future and accumulated foreign earnings will depend on the Company's domestic versus foreign strategic plans.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2002 are as follows:

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------


Deferred tax assets:
United States net operating loss carryforward    $261,255
State net operating loss carryforward              89,315
Bad debt reserve                                    4,087
Reserve for sales return                           55,886
Stock based expense                                13,056
Amortization of reorganization intangible          36,400
                                                 --------
Total Gross Deferred Assets                       459,999
Less valuation allowance                               --
                                                 --------
                                                  459,999
Deferred tax liability:
Depreciation                                       (7,326)
                                                 --------
Net Deferred Tax Asset                           $452,673
                                                 ========

On September 3, 1991, the Company underwent a change of ownership (as defined by Internal Revenue Code Section 382). This change limits the Company's ability to utilize it's approximately $4,057,000 of net operating loss carryforwards (NOL's) to $54,240 at a rate of $13,560 per year (these NOL's expire from 2004 to 2007).

At March 31, 2002, the Company had useable net operating loss carryforwards of approximately $714,159 for federal income tax purposes, (which are not subject to the above limitations) which is immediately available to offset future taxable income of the United States entity expiring through 2019.

The valuation allowance at April 1, 2001 was $1,059,089. The net change in the valuation allowance during the year ended March 31, 2002 was a decrease of $1,059,089.

In accordance with SFAS 109, the year 2001 income tax benefit of $89,479 arising from the net increase in deferred tax assets has been allocated at March 31, 2001 to reduce the reorganization intangible. (See Note 5)

Note 13 Concentrations of Credit Risk, Customers, Suppliers, and Financing
--------------------------------------------------------------------------

The Company derives primarily all of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated be management. At March 31, 2002, 65% of accounts receivable were due from five U.S. customers and accounts receivable from two customers that individually owed over 10% of accounts receivable at March 31, 2002 was 36% and 35%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues derived from five customers in 2002 and 2001 were 87% and 78% of revenues, respectively. Revenues derived from three customers in 2002 and two customers in 2001, respectively, which individually purchased greater than 10% of the Company's total revenues, were 37%, 28%, and 10% in 2002 and 32% and 23% in 2001.

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

In the fourth quarter of the fiscal 2002, a major customer that provided 37% of the Company's revenue in 2002 converted its purchase method to a consignee basis. The Company recorded approximately $2,875,000 of sales returns and reversal of related cost of sales of $2,112,000 in February and the customer retained the inventory on a consignment basis. (See Note 1(G)) From that date of sales returns, through March 31, 2002 the Company recorded $2,442,384 of sales from consignment inventory.

The Company is dependent upon foreign companies for manufacture of all of its electronic products. The Company's arrangements with manufacturers are subject to the risk of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors, which could have an adverse impact on its business. The Company believes that the loss of any one or more of their suppliers would not have a long-term material adverse effect because other manufacturers with whom the Company does business would be able to increase production to fulfill their requirements. However, the loss of certain suppliers in the short-term could adversely affect business until alternative supply arrangements are secured.

During fiscal 2002 and 2001, manufacturers in the People's Republic of China (China) accounted for in excess of 95% and 94%, respectively of the Company's total product purchases, including virtually all of the Company's hardware purchases. The Company expects purchasing for 2003 to fall within the above range as well.

Purchases of products derived from three vendors based in China during 2002 were 51%, 39%, and 5% and from two manufacturers based in China during 2001 were 80% and 14%, respectively. (See Note 9)

The Company finances its sales primarily through a loan facility with one lender. (See Note 7) Although management believes there are other sources available, a loss of the current credit facility could be in the short term, adversely affect operations until an alternate lending arrangement is secured.

Net sales derived from the Company's Hong Kong based subsidiary aggregated approximately $27,176,000 in 2002 and $12,595,800 in 2001. The carrying value of net assets held by the Company's Hong Kong based subsidiary was approximately $1,488,160 at March 31, 2002.

Note 14 Segment Information
---------------------------

The Company operates in one segment and maintains its records accordingly. Sales by customer geographic region were as follows:

                       2002           2001
                   -----------    -----------
United States      $61,686,942    $33,823,028
Asia                    49,314             --
Canada                  47,565         11,420
Central America          5,756             --
Europe                      --        433,821
South America           39,317         38,570
                   -----------    -----------
                   $61,828,894    $34,306,839
                   ===========    ===========

                The Singing Machine Company, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                 --------------

Note 15 Defined Contribution Benefit Plan
-----------------------------------------

The Company maintains a 401-K plan for the benefit of its employees. Employer contributions to the plan and administrative costs during 2002 and 2001 were $41,733 and $8,682, respectively.

Note 16 Subsequent Events
-------------------------

In April 2002, 10,000 common shares were issued upon exercise of warrants for gross proceeds of $0.92 per share or $9,200 and 16,500 common shares were issued upon exercise of employee options at a price of $2.04 per share or $33,660.

On April 15, 2002, the Company entered into a three-year employment agreement with a new Executive Vice President of Sales and Marketing. The agreement stipulates a salary and bonuses and a 50% of annual pay severance clause. The agreement grants 50,000 options for each year of employment. The employee may elect to return the first year options to the Company for $100,000. As of the date of the accompanying audit report, the options have not been issued.

In June 2002, the Board of Directors approved the terms of a consulting agreement effective on February 28, 2003 with the current CEO when he retires on that day. The CEO will receive $250,000 per year and will also receive an appreciation bonus of $200,000 on February 28, 2003.

In May and June 2002, the Company's subsidiary entered into new office leases in Hong Kong, each for 36 months at an aggregate $13,364 per month.

Effective May 1, 2002, the Company signed a 5-year warehouse lease in California for $33,970 per month. The Company also subleased out its space in the other California warehouse for rent income of $12,393 per month through January 31, 2004.

Effective June 1, 2002, the Company signed an additional 27-month lease to expand its corporate headquarters. The additional rent is $1,987 per month.

The company's Hong Kong subsidiary opened a letter of credit at April 16, 2002 with an international bank for up to $1,000,000.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.4 Lease Agreement dated March 12, 2002 by and between The Singing Machine Company, Inc., Lyons Corporate Park, LLLC, for office space in Coconut Creek, Florida

10.5 Sublease dated May 28, 2002, by and between The Singing Machine Company, Inc. and Busung America Corp. for warehouse space in Carson City California

10.6 Lease Documents for Ocean Centre dated April and June 2002 by and between Harbour City Management Limited and International SMC (HK) Ltd. for office space in Hong Kong

10.7 Industrial Lease dated March 1, 2002 by and between AMP Properties, L.P. and The Singing Machine Company

10.11 First Amendment to Loan and Security Agreement dated October 1, 2001 between LaSalle Business Credit, Inc. and The Singing Machine Company, Inc.

10.12 Second Amendment to Loan and Security Agreement dated November 20, 2001 between LaSalle Business Credit, Inc. and The Singing Machine Company, Inc.

10.13 Third Amendment to Loan and Security Agreement dated November 28, 2001 between LaSalle Business Credit, Inc. and The Singing Machine Company, Inc

10.14 Fourth Amendment to Loan and Security Agreement dated February 28, 2002 between LaSalle Business Credit, Inc. and The Singing Machine Company, Inc.

21.1     List of Subsidiaries

23.1     Consent of Salberg & Company, P.A.