Form 10KSB/A
period 2002-03-31
SINGING MACHINE CO INC
filed 2002-07-23
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                    0 - 24968
                                    ---------
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                                   95-3795478
---------------------------------------      ----------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:
   --------------------------------------------------------------------------
   Title of each class              Name of each Exchange on which Registered
      Common Stock                            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                                      None

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

 State issuer's revenues for its most recent fiscal year:  $61,828,894.


The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price for the common stock of $10.00 per share as reported on the American Stock Exchange on July 17, 2002 was approximately $52,611,730 (based on 8,100,953 shares outstanding).

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS: Indicate whether the Issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |X| Yes |_| No

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

There were 8,134,701 shares of common stock, issued and outstanding at July 22, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002


                                                                                                      PAGE
                                     PART I

Item 1.       Business                                                                                  1
Item 2.       Properties                                                                                5
Item 3.       Legal Proceedings                                                                         5
Item 4.       Submission of Matters to a Vote of Security Holders                                       5

                                    PART II

Item 5.       Market for Company's Common Equity and Related Stockholder Matters                        6
Item 6.       Management's Discussion and Analysis of Financial Condition and Results of                7
              Operations
Item 7.       Financial Statements                                                                     19
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial                19
              Disclosure

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with            19
              Section 16(a) of the Exchange Act
Item 10.      Executive Compensation                                                                   21
Item 11.      Security Ownership of Certain Beneficial Owners and Management                           26
Item 12.      Certain Relationships and Related Transactions                                           27
Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         28

SIGNATURES                                                                                             31

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

ITEM 1. BUSINESS
        --------

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

MARKETING, SALES AND DISTRIBUTION

MARKETING

         We rely on management's ability to determine the existence and extent of available markets for our products. Our management has considerable marketing and sales background and devotes a significant portion of its time to marketing-related activities. We achieve both domestic and direct sales by marketing our hardware and music products primarily through our own sales force and 14 independent sales representatives. Our representatives are located in various states and are paid a commission based upon sales in their respective territories. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. We work closely with our major customers to determine marketing and advertising plans.

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

SALES

         As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2002 and 2001, respectively, were approximately 87% and 78% respectively. In fiscal 2002 and 2001, Best Buy and Toys R Us accounted for more than 10% of our revenues. Furthermore, in fiscal 2002, Costco accounted for more than 10% of our revenues. Although we have long-established relationships with all of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

         Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a "domestic supplier of imported goods." We purchase electronic recording products overseas from certain factories in China for our own account, and warehouse the products in leased facilities in Florida and California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, warehouse sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots. In the fiscal year ended March 31, 2002, approximately 55% of our sales were domestic sales.

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

         We have obtained copyright licenses from music publishers for all of the songs in our music library. We contract with outside studios on a work-for hire basis to produce recordings of these songs. After the songs have been recorded, we use outside companies to mass-produce the CD+G's and audiocassettes.

         While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition. Similarly, although we primarily use three factories to manufacture our karaoke machines and a small number of studios to record our music, we do not anticipate that the loss of any single manufacturer or single studio would have a material long-term adverse effect on our business, operations or financial condition. To ensure that our high standards of product quality and factories meet our shipping schedules, we utilize Hong Kong based employees of International SMC as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.

         All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2002 and 2001, warranty claims have not been material to our results of operations.

LICENSE AGREEMENTS WITH MTV AND NICKELODEON

         In November 2000, we entered into a multi-year merchandise license agreement with MTV Networks, a division of Viacom International, Inc., to create the first line of MTV karaoke machine and compact disks with graphics ("CD+G's") featuring music for MTV's core audience. Under the licensing agreement, we produced two MTV-branded machines for the fiscal 2002 year: (1) a large format karaoke machine with a built in, fully functional television that enables users to view song lyrics and (2) a small karaoke system that connects to a television. We also produced exclusive CD+G's featuring music catering to MTV's core audience that were distributed with the MTV branded karaoke machines. As of March 31, 2002, we exceeded the minimum guaranteed royalty payments established in the license agreement. For fiscal 2003, we are producing two additional MTV karaoke machines, a duet microphone and additional MTV branded CD+G's titles. In fiscal 2002, we sold 6 MTV branded CD+G's, in fiscal 2003, we expect to sell 20 different MTV CD+G titles. The MTV license expires on December 31, 2004.

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

         We currently have compulsory statutory licenses for approximately 30 songs in our song library, which are sold as audiocassettes. The Federal Copyright Act creates a compulsory statutory license for all non-dramatic musical works, which have been distributed to the public in the United States. Royalties due under compulsory licenses are payable monthly and are based on the statutory rate. The statutory rate is the greater of $0.08 per song for five minutes of playing time or $0.0155 per minute of playing time or fraction thereof with respect to each item of music produced and distributed by us. We also have written license agreements for substantially all of the printed lyrics, which are distributed with our audiocassettes, which licenses also typically provide for quarterly payments of royalties at the statutory rate.

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

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ------------------------------------------------------------------

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

       FISCAL PERIOD                                                         HIGH                     LOW
       2002:
       -----
       First Quarter (April 1 - June 30, 2001)                             $ 4.45                  $ 2.90
       Second Quarter (July 1 - September 30, 2001)                          5.02                    3.70
       Third Quarter (October 1 - December 31, 2001)                        16.19                    4.30
       Fourth Quarter (January 1 - March 31, 2002)                          17.80                   12.53

       2001:
       -----
       First Quarter (April 1 - June 30, 2000)                              $3.00                   $1.65
       Second Quarter (July 1 - September 30, 2000)                          2.75                    1.46
       Third Quarter (October 1 - December 31, 2000)                         4.42                    2.33
       Fourth Quarter (January 1 - March 8, 2001)                            3.83                    2.42
       Fourth Quarter (March 8 - March 31, 2001)                             4.00*                   3.06*

-------------

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

                  Date of
   Name           Exercise   No. of Shares  Exercise Price   Proceeds

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

                          Date of
Name                      Exercise   No. of Shares     Exercise Price  Proceeds

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                                     YEAR ENDED MARCH 31,
                                                 ----------------------------
                                                  2002       2001       2000
                                                 ------     ------     ------

Total Revenues ..............................    100.0%     100.0%     100.0%

Cost of Sales ...............................     67.0       65.5       72.1

Operating expenses ..........................     19.7       19.8       19.9

Operating income ............................     13.3       14.7        8.0

Other expenses, net .........................      0.09       2.5        5.0

Income before taxes .........................     13.2       12.2        3.0

Provision (benefit) for income taxes ........       .2         .1       (0.8)

Income (loss) ...............................     13.0       12.0        3.8


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

         Other expenses, termed variable expenses, contributed to the increase in operating expenses. These expenses included royalty expense, sales commissions, warehouse expenses, and travel. The largest increase can be seen in royalty expense, which increased approximately $1,713,000 over the prior year, primarily from the sale of items under the MTV licensing agreement. Our commissions payable to our independent sales representatives increased by $457,000 during fiscal 2002, because of increased sales. Our warehouse related expenses also increased by $478,000. These expenses are due to the increased importing of the Company's karaoke machines from Hong Kong. Our compensation expenses increased by $569,935 during our last fiscal year. We grew from 22 employees at March 31, 2001 to 47 employees at March 31, 2002.

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

         The Company's Hong Kong subsidiary has applied for a Hong Kong offshore claim income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that the exemption will be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for foreign income taxes on the profits of the Hong Kong subsidiary have been provided in the accompanying consolidated financial statements. As of June 25, 2002, the Company has not received official approval of this Hong Kong tax exemption for fiscal 2002.

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

         During fiscal 2001, the Company showed a profit in both the U.S. parent company and International SMC, its wholly-owned Hong Kong subsidiary. The U.S. parent company's tax liability was eliminated due to the utilization of operating loss carryforwards from prior years. As a result of this, the income tax recognized in fiscal 2001 in the amount of $23,320 is a result of the federal alternative minimum tax. Although the Company's NOL expires on various dates through 2019, the Company expects to utilize the remaining NOL in fiscal year 2003.

         The Company's Hong Kong subsidiary applied for a Hong Kong offshore claim income tax exemption for the calendar year ended March 31, 2001. Management believes that the exemption will be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for foreign income taxes on the profits of the Hong Kong subsidiary has been made. As of June 20, 2002, the Hong Kong offshore claim exemption for fiscal 2001 has not been approved.

NET INCOME

         Net income after taxes (tax benefit) for the fiscal year ended March 31, 2001 and 2000 was $4,164,701 and $737,985, respectively. The increase in sales and stability of general expenses are attributed to the increased bottom line. The tax expense for fiscal 2001 is due to alternative minimum tax. The Company has remaining net operating loss carry forwards to cover US taxes that may have been due on the profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had current assets of $20,451,705 and total assets of $21,664,451 compared to current assets of $9,016,324 and total assets of $10,509,682 at March 31, 2001. This increase in current assets and total assets is primarily due to the increase in (i) cash and cash equivalents due to increased sales and collections of accounts receivable, (ii) accounts receivable for sales in the fourth quarter and (iii) inventories. In the fourth quarter of 2002, Best Buy began taking our goods on a consignment basis instead of a purchase basis. We recorded approximately $2.875 million in sales returns and reversed related costs of sales in February 2002 and Best Buy retained the inventory on a consignment basis. From the date of the sales returns through March 31, 2002, we recorded approximately $2.442 million of sales from the consignment inventory. We increased our inventory levels as of March 31, 2002, in anticipation of the potential strike by longshoremen and other dockworkers on the California seaboard in July 2002.

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

EXCHANGE RATES

         We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to U.S.$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

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

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain". Preparation of our financial statements involves the application of several such policies. These policies include: estimates of accruals for product returns, the realizability of the deferred tax asset, calculation of our allowance for doubtful accounts and the Hong Kong income tax exemption.

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

WE ARE SUBJECT TO SEASONALITY, WHICH IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES RESULTING IN FLUCTUATIONS IN QUARTERLY RESULTS

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

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF THE CALIFORNIA LONGSHOREMEN GO ON STRIKE

         During fiscal 2002, approximately 55% of our sales were domestic sales, which were made from our warehouses in California and Florida. During June and July 2002, longshoremen and other dockworkers represented by the International Longshore and Warehouse Union, have threatened to go on strike. Since we import a significant amount of karaoke electronic recording equipment from the Far East to California, the strike would have a material adverse effect on our business, results of operations and financial condition. In the event that the strike occurs, we have developed contingency plans. However, all of these contingency plans will result in increased costs to our company and may reduce our profitability in fiscal 2003.

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

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS

         We are dependent upon six factories in the People's Republic of China to manufacture all of our electronic products. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, limitations on the repatriation of earnings, political instability, and other factors which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on us because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of certain of our manufacturers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS MAY DEPRESS OUR STOCK PRICE

         As of March 31 2002, there were 8,020,027 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 4,792,234 of shares of our common stock ( a registration statement on Form S-3 registering the resale of 2,947,984 shares or our common stock and a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan). We also intend to file a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

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

ITEM 7. FINANCIAL STATEMENTS
        --------------------

         The financial statements required pursuant to this Item 7 are included in this Annual Report on Form 10-KSB, as amended, as a separate section commencing on page F-1 and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        ----------------------------------------------------
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        ----------------------------------------------------------

         The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2002.

            Name                     Age       Position
            ----                     ---       --------
            Edward Steele             72       Chief Executive Officer
                                               and Director
            John F. Klecha            51       President, Chief Operating
                                               Officer, Secretary, Treasurer,
                                               and Director
            Jack S. Dromgold          58       Senior Vice-President, Sales and
                                               Marketing
            April J. Green            38       Chief Financial Officer
            Josef A. Bauer            64       Director
            Howard W. Moore           71       Director
            Robert J. Weinberg        53       Director

         Edward Steele has served as the Chief Executive Officer and as a director of the Singing Machine from September 1991 through the present date. He also served as our President from September 1991 through March 2001. From October 1988 to September 1991, Mr. Steele was our sales director and was responsible for the development of our electronic hardware products in the Far East. Prior to joining us, Mr. Steele served in executive capacities at a number of companies in the toy and electronics fields, including as managing director in charge of worldwide sales of Concept 2000, a manufacturer of consumer electronics from 1971 to 1978; as President of Wicely Corp., a distributor of electronic toys and consumer electronics from 1978 to 1983; and as President of Justin Products Corp., an electronic toy manufacturer from 1983 to 1988.

         John Klecha has served as our Chief Financial Officer, Secretary, Treasurer and Director from October 10, 1997 through the present date. Since June 28, 1999 through the present date, Mr. Klecha has also served as our Chief Operating Officer and since March 2001, Mr. Klecha has served as our President. Mr. Klecha is in charge of all administrative, and operational functions of the Singing Machine. Prior to joining us, Mr. Klecha served in executive and senior management capacities at a number of companies in the toy and other consumer products industries, including as a senior financial and administrative executive of a privately held toy design, manufacturing and distribution company from 1987 through 1997; as Vice President, Director and Chief Financial Officer of Sussex Nautilus from 1984 to 1987; and Vice President of Finance and Administration for Lazzaroni Sarrono, Ltd. from 1982 to 1984.

         Jack Dromgold has served as our Senior Vice President of Sales and Marketing since April 16, 2002 through the present date. Prior to joining us, Mr. Dromgold served as Vice President of Sales for Hasbro Games from 1993 through April 2002. Mr. Dromgold is a 35-year veteran of the toy and game industry and has been involved in the development of sales programs to support the launch of many new products over the years.

         April Green has served as our Chief Financial Officer since March 15, 2002. Ms. Green joined our company in June 1999 as our controller and was promoted to the position of Director of Finance & Administration in January 1, 2000. Prior to joining us, Ms. Green held various positions of increasing responsibility with Monogram International, a large, Florida-based novelty and toy company from February 1993 to June 1999. At Monogram, Ms. Green rose from Staff Accountant to Controller. Prior to June 1999, she served in a variety of financial positions in the automotive industry in the Tampa area. Ms. Green is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

         Josef A. Bauer has served as a director from October 15, 1999 through the present date. Mr. Bauer previously served as a director of the Singing Machine from February 1990 until September 1991 and from February 1995 until May 1998. Mr. Bauer presently serves as the Chief Executive Officer of the following three companies: Banisa Corporation, a privately owned investment company, since 1975; Trianon, a jewelry manufacturing and retail sales companies since 1978 and Seamon Schepps, also a jewelry manufacturing and retail sales company since 1999.).

         Howard Moore has served as a director since August 2000 through the present date. From 1984, when Mr. Moore joined Toys 'R' Us as executive vice president and general merchandise manager, until 1990, when he retired, sales increased from $480 million to $4.8 billion. Mr. Moore served on the Toys 'R' Us board of directors from 1984 until June 2000. He is also founder and president of Howard Moore Associates, a company, which provides marketing, product licensing, packaging and merchandising consulting to the toy industry. Previously, he was president and CEO of Toy Town, USA, Inc. after founding and operating two other toy chain stores. Mr. Moore is currently serving as the Chairman of the Advisory Board of Leapfrog Enterprises, Inc.

         Robert Weinberg has served as a director from March 9, 2001 through the present date. Mr. Weinberg has considerable experience in toy products, marketing, licensing, merchandising and packaging. He is currently the founder and president of RJW & Associates, a marketing consulting firm based in Saddle River, New Jersey. Previously, he served in various positions of increasing responsibility with Toys `R Us, rising through the ranks from buyer trainee in 1971 to Senior Vice President - General Merchandise Manager in 1997. In these later positions, he was responsible for purchasing advertising/marketing, imports, product development, store planning and allocations. He retired from Toys `R' Us in March 2000.

         Our directors serve for a term of one year, or until their successors shall have been elected and qualified. Our executive officers are appointed and serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. However, one of our key personnel, John Steele, our Director of Sales - International, is the son of Edward Steele, our Chief Executive Officer and Director.

BOARD COMMITTEES

         We have an audit committee, an executive compensation/stock option committee and a nominating committee. The audit committee consists of Messrs. Bauer, Moore and Weinberg. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors. The executive compensation/stock option committee consists of Messrs. Bauer, Moore and Weinberg. The executive compensation/stock option committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan. The entire Board of Directors operates as a nominating committee. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

DIRECTOR'S COMPENSATION

         During fiscal 2002, our non-employee directors received a $1,000 cash stipend for serving on our Board and reimbursement for all reasonable expenses incurred in attending meetings. During fiscal 2003, we are increasing our annual cash stipend to non-employee directors to $10,000 per year. We also grant each of our outside directors 10,000 options for each year of service on the Board. Effective as of July 2, 2002, we granted each of our three outside directors options to purchase 30,000 shares of the Company's common stock, with 10,000 options vesting each year on the day before our annual shareholder's meetings. The exercise price of the options will be equal to the fair market value of the Company's common stock on the date of grant. The options will be immediately vested and are exercisable for a period of five years after the vesting date.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2002, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements, except that, as a result of administrative errors:
Mr. Steele filed a Form 4 reporting his exercise of two tranches of options in September 2001 one month late, (2) Mr. Moore filed a Form 4 reporting his seven separate purchases of the Company's common stock in September 2001 five days late and (3) Mr. Bauer filed a Form 4 reporting his exercise of four tranches of options and warrants in September 2001 one day late. Both of the Form 4's filed by Mr. Bauer and Mr. Moore were signed before the filing date, but it appears that the SEC did not receive the forms until after the filing date.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth certain compensation information for the fiscal years ended March 31, 2000, 2001 and 2002 with regard to Edward Steele, our Chief Executive Officer, and each of our other executive officers whose compensation exceeded $100,000 on an annual basis (the "Named Officers"):


                                              SUMMARY COMPENSATION TABLE
                                              --------------------------

                                         Annual Compensation                        Long Term Compensation
                                ------------------------------------------------------------------------------------------
                                                                                Awards                   Payments
                                                                      ----------------------------------------------------
                                                                                    Securities
Name of Individual and                                Other Annual    Restricted    Underlying/  LTIP     All Other
-----------------------                               -------------   -----------   ------------ -----    ---------
Principal Position       Year   Salary     Bonus(1)   Compensation    Stock Award(s)Options/ SARsPayouts  Compensation
------------------       ----   ------     --------   ------------    ----------------------------------  ------------
Edward Steele            2002   $364,145   $192,133         -0-            -0-        15,000        -0-      -0-
   CEO                   2001   $320,865   $256,289         -0-            -0-       315,000        -0-      -0-
                         2000   $189,363   $ 54,570         -0-       $377,500 (2)    45,000        -0-      -0-

John Klecha              2002   $286,111   $157,200         -0-            -0-        15,000        -0-      -0-
   President,  Chief     2001   $255,777   $205,031         -0-            -0-       300,000        -0-      -0-
   Operating Officer     2000   $114,394   $ 43,656         -0-       $253,125 (3)    58,500        -0-      -0-



April Green
   Chief Financial
   Officer (4)           2002   $ 88,825  $  25,000         -0-            -0-        30,000        -0-      -0-
                         2001   $ 83,658  $  17,000         -0-            -0-         7,500        -0-      -0-
                         2000   $ 44,850  $   3,500         -0-            -0-           -0-        -0-      -0-

(1) The amounts disclosed in this column for fiscal 2002 and 2001 include the Company's contributions under its 401(k) savings plan and automobile allowances. The amounts disclosed for fiscal 2000 represent automobile allowances only.

(2) As consideration for guaranteeing a loan, Mr. Steele received 200,000 shares of our common stock on June 28, 1999. The fair market value of the stock on the date of grant was $1.6875.

(3) As consideration for guaranteeing a loan, Mr. Klecha received 150,000 shares of our common stock on June 28, 1999. The fair market value of the stock on the date of grant was $1.6875 per share.

(4) Ms. Greene has served as our Chief Financial Officer since March 15, 2002. She served as the Director of Finance and Administration from January 1, 2000 through March 14, 2002 and as our controller from June 1999 through December 2000.

OPTION GRANTS IN FISCAL 2002
----------------------------

         The following table sets forth information concerning all options granted to our officers and directors during the year ended March 31, 2002. No stock appreciation rights ("SAR's") were granted.

                                                                                 Potential Realizable
                                                                                 Value at Assumed
                                                                                 Annual Rates of Stock
                                   Total Options                                 Price Appreciation
                  Shares           Granted to                                    for Option Term(2)
                Underlying         Employees in    Exercise Price  Expiration    ----------------------
Name           Options Granted(1)  Fiscal Year     Per Share       Date            5%        10%
-------------------------------------------------------------------------------------------------------
Edward Steele   15,000               50%             $4.23         8/15/06       $17,550   $38,700

John Klecha     15,000               50%             $4.23         8/15/06       $17,500   $38,700

April Green        -0-               -0-               -0-             -0-           -0-       -0-

(1) All options were granted pursuant to the Year 2001 Stock Option Plan. Option exercise prices were at the market when granted.

(2) The dollar amounts under these columns are the result of calculations based on the market price on the date of grant at an assumed annual rate of appreciation over the maximum term of the option at 5% and 10% as required by applicable regulations of the SEC and, therefore, are not intended to forecast possible future appreciation, if any of the common stock price. Assumes all options are exercised at the end of their respective terms. Actual gains, if any, on stock option exercises depend on the future performance of the common stock.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2002 AND OPTION
VALUES

         The following table sets forth information as to the exercise of stock options during the fiscal year ended March 31, 2002 by our officers listed in our Summary Compensation Table and the fiscal year-end value of unexercised options.

                                                                                                    Value of
                                                                        Number of                  Unexercised
                                                                       Unexercised                 In-the-Money
                                                                        Options at                  Options at
                                                                      Fiscal Year End             Fiscal Year End(2)
                                                                      ---------------             ------------------
                        Shares Acquired           Value                Exercisable/                 Exercisable/
Name of Individual       Upon Exercise          Realized(1)            Unexercisable                Unexercisable
-----------------------------------------------------------------------------------------------------------------
Edward Steele              604,500              $5,390,260             191,250/146,250         $2,259,637.50/$2,034,337.50

John Klecha                130,000              $  731,100             232,500/135,000         $2,961,390.00/$1,877,850.00

April Green                  6,000             $    41,283               13,500/13,500        $   187,785.00/$  187,785.00

(1) Value realized is based on the difference between the closing price of our common stock on the date of exercise and the option exercise prices times the number of outstanding options.

(2) Value of unexercised options equals the closing price of $15.95 on March 28, 2002, less the option exercise price multiplied by the number of shares exercisable or unexercisable.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Edward Steele. In February 2002, Edward Steele announced that he would be retiring as our Chief Executive Officer on March 1, 2003, and that he would remain affiliated with our Company after his retirement as a product development consultant. In June 2002, our Board of Directors approved the terms of consulting agreement with Mr. Steele, which would commence on March 1, 2003 (subject to finalization of the terms of Mr. Steele's services in a definitive consulting agreement). Under this agreement, Mr. Steele will provide the company with consulting services related to product design, packaging, administration and training his replacement for a period of one year after his retirement. Mr. Steele will receive a consulting fee equal to $250,000 per year and will be entitled to all benefits that he received while he was employed by the Company. The consulting agreement will provide that Mr. Steele cannot directly or indirectly compete with our company in the karaoke industry in the United States during the term of the consulting agreement and for a period of one year after its termination. Additionally, in recognition of Mr. Steele's fourteen years of service with the company, the Board approved a $200,000 appreciation bonus to be paid to Mr. Steele on his retirement date.

         Until February 28, 2003, Mr. Steele will continue to be employed as our Chief Executive Officer under his current employment agreement with the company, which consists of his employment agreement dated March 1, 1998 and an amendment effective as of May 5, 2000. Under Mr. Steele's employment agreement, his annual salary is $385,875 for the period from June 1, 2002 through May 31, 2003. The agreement also provides for an annual bonus, as determined by the Board of Directors in its sole discretion. In the event of a termination of Mr. Steele's employment in the event of a change in control (as defined in the employment agreement), Mr. Steele would be entitled to a lump sum payment of 300% of the amount of his total compensation in the twelve months preceding such termination. Additionally, if Mr. Steele is terminated without cause, he is entitled to a lump sum payment equal to 300% of his annual compensation.

         John Klecha. In June 2002, we decided that Mr. Klecha would become our Chief Executive Officer, when Mr. Steele retired on February 28, 2003 (subject to finalization of the terms of Mr. Klecha's employment in a definitive employment agreement). We agreed that Mr. Klecha's annual compensation as Chief Executive Officer would be $367,500 per year and that Mr. Klecha would be entitled to a bonus equal to 1/3 of the Company's bonus pool. The bonus pool available to Mr. Klecha and all of the Company's other employees will be equal to 10% of the growth in the Company's net income between two consecutive fiscal years. Until we enter into a new employment agreement, Mr. Klecha will continue to be employed under his current employment agreement, which expires on May 31, 2003.

         Under Mr. Klecha's current employment agreement, his annual compensation is $303,187.50 for the period from June 1, 2002 through May 31, 2003. The employment agreement provides for an annual bonus, as determined by the Board of Directors in its sole discretion. In the event of a termination of his employment following a change-in-control (as defined in the employment agreement), Mr. Klecha is entitled to a lump sum payment of 200% of the amount of his total compensation in the twelve months preceding such termination. Additionally, if Mr. Klecha is terminated without cause, he is entitled to a lump sum payment equal to 300% of his annual compensation.

         Jack Dromgold. On April 15, 2002, we entered into a three-year employment agreement with Jack Dromgold, our Senior Vice President of Sales and Marketing, expiring on April 14, 2005. Mr. Dromgold's employment agreement will be automatically be extended for an additional year, unless either party gives written notice at least sixty days prior to the end of the three-year term.. It is our intent that Mr. Dromgold will eventually become our Executive Vice President and then our President. However, we did not guarantee Mr. Dromgold that he would be promoted to those positions during his term of employment with our company. Pursuant to Mr. Dromgold 's employment agreement, he is entitled to receive an annual salary of $220,000 per year, which amount automatically increases during the second and third fiscal years by not less than the greater of 5% or the annual increase in the consumer price index.

         As a signing bonus, we agreed to pay Mr. Dromgold $50,000, with $25,000 payable within 10 days of employment and the remaining $25,000 payable after six months of employment. If Mr. Dromgold completes one year of employment with the Company, he does not have an obligation to repay the signing bonus. We also agreed to grant Mr. Dromgold 50,000 options. After his first year of employment, Mr. Dromgold can elect to return the 50,000 options to the Company or one of our representatives for $100,000. As of July 14, 2002, we have not granted the options to Mr. Dromgold. During his first year of employment, Mr. Dromgold's bonus will be equal to 1% of new accounts shipped, but shall be a minimum of $50,000. During the second year of his employment, Mr. Dromgold's bonus will be switched to 10% of the Company's then current bonus plan, subject to Board approval. We also agreed to pay Mr. Dromgold's certain moving and relocation expenses in connection with his move from Massachusetts to Florida. As of July 8, 2002, we estimate that these moving expenses are approximately $39,000. In the event of a termination of Mr. Dromgold's employment in the event of a change in control (as defined in the employment agreement), Mr. Dromgold is entitled to a lump sum payment of 50% of the amount of his total compensation in the twelve months preceding such termination.

         April Green. On March 15, 2002, we entered into a three-year employment agreement with April Green, our Chief Financial Officer, expiring on March 14, 2005. Ms. Green's employment agreement will be automatically be extended for an additional year, unless either party gives written notice at least sixty days prior to the end of the three-year term Pursuant to Ms. Green's employment agreement, she is entitled to receive base compensation of $122,200 per year, which amount automatically increases during the second and third fiscal years by not less than the greater of 5% or the annual increase in the consumer price index. The agreement also provides for an annual bonus, as determined by the Board of Directors, in its sole discretion. During her second year of employment, Ms. Green's bonus will be equal to 8% of the Company's then current bonus plan, subject to Board approval. In the event of a termination of her employment following a change of control (as defined in her employment agreement), Ms. Green is entitled to a lump sum payment of 50% of the amount of her total compensation in the twelve months preceding such termination.

EQUITY COMPENSATION PLANS AND 401(K) PLAN

     The Company has two stock option plans: the 1994 Amended and Restated Stock Option Plan ("1994 Plan") and the Year 2001 Stock Option Plan ("Year 2001 Plan"). Both the 1994 Plan and the Year 2001 Plan provide for the granting of incentive stock options and non-qualified stock options to our employees, officers, directors and consultants As of March 31, 2001, we had 970,225 options issued and outstanding under our 1994 Plan and 81,750 options are issued and outstanding under our Year 2001 Plan. Furthermore, as of March 31, 2002, we had 52,500 warrants issued and outstanding to FRS Investments, Inc. a consulting company, which were subsequently exercised by FRS in April 2002.

     The following table gives information about equity awards under our 1994 Plan, the Year 2001 Plan and FRS Investment's warrants.



                        Number of securities to be    Weighted-average           Number of securities remaining
                        issued upon exercise          exercise price of          available for future issuance under
                        or outstanding options,       outstanding options,       equity compensation plans
Plan Category           warrants and rights           warrants and rights        (excluding securities in column (a))
-------------           -------------------           -------------------        ------------------------------------
Equity Compensation
Plans approved by
Security holders             1,011,975                      $ 2.17                        1,218,250


Equity Compensation
Plans not approved by
Security holders                52,500*                     $  .92                           52,500*

*FRS Investments exercised these warrants in April 2002.

1994 PLAN

         Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and it was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million share of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2002, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2002, we have 970,225 options issued and outstanding under the 1994 Plan, of which 494,362.5 of these options are vested. On December 1, 2002, all options granted under the 1994 Plan will become fully vested .

YEAR 2001 PLAN

         On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company 's common stock and a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2002, we had granted 81,750 options under the Year 2001 Plan, all of which are fully vested.

         The Year 2001 Plan is administered by our Stock Option Committee ("Committee"), which consists of two or more directors chosen by our Board. The Committee has the full power in its discretion to (i) grant options under the Year 2001 Plan, (ii) determine the terms of the options (e.g. - vesting, exercise price), (iii) to interpret the provisions of the Year 2001 Plan and
(iv) to take such action as it deems necessary or advisable for the administration of the Year 2001 Plan.

         Options granted to eligible individuals under the Year 2001 Plan may be either incentive stock options ("ISO's"), which satisfy the requirements of Code
Section 422, or nonstatutory options ("NSO's"), which are not intended to satisfy such requirements. Options granted to outside directors, consultants and advisors may only be NSO's. The option exercise price will not be less than 100% of the fair market value of the Company's common stock on the date of grant. ISO's must have an exercise price greater to or equal to the fair market value of the shares underlying the option on the date of grant (or, if granted to a holder of 10% or more of our common stock, an exercise price of at least 110% of the under underlying shares fair market value on the date of grant). The maximum exercise period of ISO's is 10 years from the date of grant (or five years in the case of a holder with 10% or more of our common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which an ISO are exercisable for the first time by the holder of the option during any calendar year may not exceed $100,000. If that amounts exceeds $100,000, our Board of the Committee may designate those shares that will be treated as NSO's.

         Options granted under the Year 2001 Plan are not transferable except by will or applicable laws of descent and distribution. Except as expressly determined by the Committee, no option shall be exercisable after thirty (30) days following an individual's termination of employment with the Company or a subsidiary, unless such termination of employment occurs by reason of such individual's disability, retirement or death. The Committee may in its sole discretion, provide in a grant instrument that upon a change of control (as defined in the Year 2001 Plan) that all outstanding option issued to the grantee shall automatically, accelerate and become full exercisable. Additionally, the obligations of the Company under the Year 2001 Plan are binding on (1) any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Company or (2) any successor corporation or organization succeeding to all or substantially all of the assets and business of the Company. In the event of any of the foregoing, the Committee may, at its discretion, prior to the consummation of the transaction, offer to purchase, cancel, exchange, adjust or modify any outstanding options, as such time and in such manner as the Committee deems appropriate.

FRS INVESTMENTS, INC. CONSULTING AGREEMENT

         In July 1999, we entered into a financial consulting agreement with FRS Investments, Inc. pursuant to which FRS agreed to provide certain consulting services to our company. In connection with this agreement, we issued an aggregate of 127,500 warrants to FRS at an exercise price of $0.92 per share and an expiration date of June 8, 2002. As of June 8, 2002, all of these warrants were exercised.

401(K) PLAN

         Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. In fiscal 2002, we made a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
         AND MANAGEMENT
         --------------

         The following table sets forth, as of July 17, 2002, certain information concerning beneficial ownership of our common stock by (i) each person known to us to own 5% or more of our outstanding common stock, (ii) all directors of the Singing Machine and (iii) all directors and officers of the Singing Machine as a group. At July 17, 2002, we had 8,134,701 shares of our common stock issued and outstanding. Unless otherwise indicated, the address for each person is The Singing Machine Company, Inc., 6601 Lyons Road, Building A-7, Coconut Creek, Florida 33073.

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

                                    Shares Beneficially      Percent of
Name & Address                      Owned                      Class
-----------------------------------------------------------------------

John Klecha                             934,611(1)             11.2%
Edward Steele                         1,158,546(2)             14.0%
Josef Bauer                             951,272(3)             11.7%
Howard Moore                            265,977(4)              3.3%
Robert Weinberg                          50,322(5)               *
April Green                              14,450(6)               *
Jack Dromgold                               600(7)               *

All Directors and Executive           3,375,778(8)             39.1%
Officers as a Group (5 persons)


(1) Includes 232,500 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 17, 2002.

(2) Includes 191,250 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 17, 2002 and 152,910 shares held by Mr. Steele's wife. Mr. Steele disclaims beneficial ownership of any shares held by his wife.

(3) Includes 360,000 shares held by Mr. Bauer's pension plan, 200,000 shares held by Mr. Bauer's wife and 51,475 shares held jointly by Mr. Bauer and his wife. Also includes 162,600 shares held by the Bauer Family Limited Partnership, of which Mr. Bauer and his wife own a 98% interest. Includes 10,000 shares that are issuable upon the exercise of stock options that are exercisable within sixty days of July 17, 2002. Mr. Bauer disclaims beneficial ownership of any shares held by his wife.

(4) Includes 189,400 shares held by Mr. Moore, as trustee for the Howard & Helen Moore Living Trust, 30,750 shares held by Howard Moore Associates, Inc. Defined Benefit Pension Plan and 2,077 shares held by the Howard & Helen Moore Irrevocable Insurance Trust. Also include 10,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 17, 2002.

(5) Includes 4,500 shares held by a limited liability company, of which Mr. Weinberg is a 50% owner, 372 shares held by Mr. Weinberg's IRA and 450 shares held by Mr. Weinberg's spouse. Also includes 45,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 17, 2002. Mr. Weinberg disclaims beneficial ownership of any shares held by his wife.

(6) Includes 13,500 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 17, 2002.

(7) Shares are held jointly by Mr. Dromgold and his wife.

(8) Includes 502,250 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 17, 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         On July 1, 1999, we loaned $55,000 to each of Eddie Steele and John Klecha to purchase 2 units in our private placement. These loans bore interest at the rate of 9% per annum and were due on June 28, 2001. Mr. Klecha and Mr. Steele repaid these loans and all accrued interest in June 2001.

         In June 1999, we arranged a credit facility with Main Factors, whereby Main Factors purchased certain of our accounts receivable. To secure the credit facility, John Klecha, our Chief Operating Officer and Chief Financial Officer, provided his personal payment guaranty. In July 1999, we entered into an agreement with EPK Financial Corporation ("EPK") whereby EPK provided letters of credit with our factories to import inventory for distribution to our customers. To secure the EPK facility, Edward Steele and John Klecha provided their personal guarantees. In consideration for providing their personal guarantees of these credit facilities, we issued 200,000 shares of our common stock to Mr. Steele and 150,000 shares of our common stock to Mr. Klecha in June 1999. Both agreements with Main Factors and EPK were terminated in April 2001. We amortized the value of these deferred guarantee fees over a two year period, which was completed in the first quarter of fiscal 2002.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(A)      Exhibits

3.1 Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.2 Certificate of Agreement of Merger between the Singing Machine Company, Inc., a California corporation, and the Singing Machine Company, Inc., a Florida corporation, filed with the Delaware Secretary of State on May 3, 1994 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7,
         2000).
3.3 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on July 19, 1994 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.4 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on July 26, 1994 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.5 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on November 4, 1994 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.6 Certificate of Renewal of the Singing Machine filed with the Delaware Secretary of State on April 2, 1998 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.7 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on April 20, 1998 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.8 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on May 7, 1998 (incorporated by reference to Exhibit
         3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.9 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on April 13, 1999 (incorporated by reference to
         Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.10 Certificate of Designations, Preferences and Rights of Preferred Stock of the Singing Machine filed with the Delaware Secretary of State on April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.11 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to
         Exhibit 3.1 in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14,
         2000).
3.12 Certificate of Correction filed with the Delaware Secretary of State on March 29, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998 (incorporated by reference to
         Exhibit 3.11 in the Company's registration statement on Form SB-2 filed with the SEC on April 11, 2000).*
3.13 Certificate of Correction filed with the Delaware Secretary of State on March 30, 2001 correcting the Amendment to our Certificate of Incorporation dated May 7, 1998 (incorporated by reference to Exhibit
         3.11 in the Company's registration statement on Form SB-2 filed with the SEC on April 11, 2001).
3.14 Amended By-Laws of the Singing Machine Company (incorporated by reference to Exhibit 3.14 in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).
4.1 Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3. of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000)
4.2 Form of Warrant Certificate (incorporated by reference to Exhibit 3.4 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
10.1 Lease Agreement dated April 10, 2000 between The Singing Machine Company, Inc. and Rocco Ferrera & Co., Inc. and Lee S. Lasser, trustee of the Lee Lasser Trust dated August 25, 1972, as amended d/b/a Lyons Corporate Park for Office and warehouse space in Coconut Creek, Florida (incorporated by reference to Exhibit 10.1. of the Company's registration statement on Form SB-2 filed with the SEC on March 28,
         2001).

10.2 Lease Agreement dated November 9, 2000 between the Singing Machine Company, Inc. and Marcel George & Joanne Marie George, trustees of Marcel George family trust of September 2, 1982 for warehouse space in Carson, California (incorporated by reference to Exhibit 10.2 of the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001.)
10.3 Lease Agreement dated August 2000 between Koon Wah Mirror Holdings Limited and International SMC (HK) Limited for office space in Hong Kong (incorporated by reference to Exhibit 10.3 of the Company's registration statement on Form SB-2 filed with the SEC on March 28,
         2001).
10.4 Lease Agreement dated March 12, 2002, by and between Lyons Corporate Park LLP and The Singing Machine Company, Inc. for office space in Coconut Creek, Florida.(incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB filed with the SEC on July 1, 2002)
10.5 Sublease dated May 28, 2002 by and between The Singing Machine Company, Inc. and Busung America Corp. for warehouse space in Carson City, California (incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB filed with the SEC on July 1, 2002).
10.6 Lease documents for Ocean Centre dated April and June 2002 by and between Harbour City Management Limited and International SMC (HK) Ltd. for office space in Hong Kong. (incorporated by reference to Exhibit
         10.6 of the Company's Form 10-KSB filed with the SEC on July 1, 2002).
10.7 Industrial Lease dated March 1, 2002, by and between AMP Properties, L.P. and The Singing Machine Company, Inc. for warehouse space in Compton, California (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB filed with the SEC on July 1, 2002).
10.8 Employment Agreement dated May 1, 1998 between the Singing Machine and Edward Steele (incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form SB-2 filed with SEC on March 7, 2000).
10.9 Employment Agreement dated June 1, 2000 between the Singing Machine and John Klecha (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC March 28, 2001).
10.10 Loan and Security Agreement dated April 2000 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibit 3.1 in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14,
         2000).
10.11 First Amendment to Loan and Security Agreement dated October 1, 2001 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed with the SEC on July 1, 2002).
10.12 Second Amendment to Loan and Security Agreement dated November 20, 2001 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed with the SEC on July 1, 2002).
10.13 Third Amendment to Loan and Security Agreement dated November 28, 2001 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed with the SEC on July 1, 2002).
10.14 Fourth Amendment to Loan and Security Agreement dated February 28, 2002 between LaSalle Business Credit, Inc. and the Singing Machine Company, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed with the SEC on July 1, 2002).
10.15 Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).
10.16 Factoring Agreement dated April 7, 2000 between the Singing Machine and Main Factors, Inc. (incorporated by reference to Exhibit 10.7 to the company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).
10.17 Master Agreement dated July 31, 1999 between EPK Financial Corporation and the Singing Machine (incorporated by reference to Exhibit 10.4 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
10.18 Singing Machine's Amended Bankruptcy Plan of Reorganization dated December 17, 1997 (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
10.19 Bankruptcy Court's Order Confirming the Plan of Reorganization (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC on March 7,
         2000).

10.20 Employment Agreement between the Company and Jack Dromgold dated April 14, 2002*
10.21 Employment Agreement between the Company and April Green dated March 15, 2002.*
10.22 Lease Agreement dated March 31, 1999 between The Singing Machine Company, Inc. and Rocco Ferrera & Co., Inc. and Lee S. Lasser, trustee of the Lee S. Lasser Trust dated August 25, 1972, as amended d/b/a Lyons Corporate Park for office space in Coconut Creek, Florida.*
21.1     List of Subsidiaries*
23.1     Consent of Salberg & Company, P.A.*

         *Filed herewith

(B)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter ended March 31, 2002.

SIGNATURES


         In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE SINGING MACHINE COMPANY, INC.


Dated: July 22, 2002       By:   /s/ John F. Klecha
                             ---------------------------------------------------
                             John F. Klecha, President, Chief Operating Officer, Secretary, Treasurer and Director
                             (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                  Capacity                                   Date
---------                                  --------                                   ----
/s/ Edward Steele                          Chief Executive Officer                    July 22, 2002
---------------------------                And Director
Edward Steele                              (Principal Executive Officer)


/s/ John F. Klecha                         President, Chief Operating                 July 22, 2002
---------------------------                Officer, Secretary, Treasurer
John F. Klecha                             and Director
                                           (Principal Executive Officer)


/s/ April Green                            Chief Financial Officer                    July 22, 2002
--------------------                       (Principal Financial and
April Green                                Accounting Officer)


/s/ Josef A. Bauer                         Director                                   July 22, 2002
---------------------------
Josef A. Bauer

/s/ Howard W. Moore                        Director                                   July 22, 2002
---------------------------
Howard W. Moore

/s/ Robert J. Weinberg                     Director                                   July 22, 2002
---------------------------
Robert J. Weinberg

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

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------


10.20 Employment Agreement between the Company and Jack Dromgold dated April 14, 2002

10.21 Employment Agreement between the Company and April Green dated March 15, 2002

10.22 Lease Agreement dated March 31, 1999 between The Singing Machine Company, Inc. and Rocco Ferrera & Co., Inc. and Lee S. Lasser, trustee of the Lee S. Lasser Trust dated August 25, 1972, as amended d/b/a Lyons Corporate Park for office space in Coconut Creek, Florida.

21.1     List of Subsidiaries

23.1     Consent of Salberg & Company, P.A.