Form 10-Q
period 2002-06-30
SINGING MACHINE CO INC
filed 2002-08-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

There were 8,089,027 shares of Common Stock, $.01 par value, issued and outstanding at June 30, 2002.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Exhibit 99.1

Exhibit 99.2

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30, 2002    MARCH 31, 2002
                                                                           -------------    --------------
                                                                                        (unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS
Cash                                                                        $ 1,465,174      $ 5,520,147
Accounts receivable, net                                                      2,612,215        3,536,903
Due from manufacturer                                                           740,207          488,298
Inventories                                                                  12,941,333        9,274,352
Prepaid expenses and other current assets                                       878,298          982,697
Fixed deposits                                                                1,514,283          513,684
                                                                            -----------      -----------
TOTAL CURRENT ASSETS                                                         20,151,510       20,316,081
                                                                            -----------      -----------

PROPERTY AND EQUIPMENT, NET                                                   1,065,751          574,657
                                                                            -----------      -----------

OTHER ASSETS
Security deposits                                                               152,540          135,624
Reorganization intangible, net                                                  185,416          185,416
Deferred tax asset                                                              452,673          452,673
                                                                            -----------      -----------
TOTAL OTHER ASSETS                                                              790,629          773,713
                                                                            -----------      -----------

TOTAL ASSETS                                                                $22,007,890      $21,664,451
                                                                            ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
Accounts payable                                                            $ 4,259,780      $ 1,846,238
Accrued expenses                                                                505,338        1,289,597
Income tax payable                                                                    0           58,542
                                                                            -----------      -----------
TOTAL CURRENT LIABILITIES                                                     4,765,118        3,194,377
                                                                            -----------      -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no
  shares issues and outstanding                                                      --               --
Common stock, Class A, $0.01 par value, 100,000 shares authorized, no
  shares issued and outstanding                                                      --               --
Common stock, $0.01 par value, 18,900,000 shares authorized, 8,089,027
  and 8,020,027 shares issued and outstanding                                    80,890           80,200
Additional paid-in capital                                                    4,683,923        4,602,828
Retained earnings                                                            12,477,959       13,787,046
                                                                            -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                   17,242,772       18,470,074
                                                                            -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $22,007,890      $21,664,451
                                                                            ===========      ===========

         See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended June 30,
                                                              2002              2001
                                                          -----------       -----------
NET SALES                                                 $ 4,151,983       $ 5,523,734

COST OF SALES                                               3,091,513         3,662,646
                                                          -----------       -----------

GROSS PROFIT                                                1,060,470         1,861,088
                                                          -----------       -----------

OPERATING EXPENSES
Compensation                                                  770,898           459,612
Commissions                                                   110,668           147,784
Advertising                                                   165,765           228,904
Royalty expense                                                67,830           124,241
Selling, general, & administrative expenses                 1,278,352           941,455
                                                          -----------       -----------
TOTAL OPERATING EXPENSES                                    2,393,513         1,901,996
                                                          -----------       -----------

INCOME FROM OPERATIONS                                     (1,333,043)          (40,908)
                                                          -----------       -----------

OTHER INCOME (EXPENSES)
Other Income                                                   13,901            15,732
Interest Expense                                               (1,549)           (3,692)
Interest Income                                                11,604             2,475
                                                          -----------       -----------
NET OTHER EXPENSES                                             23,956            14,515
                                                          -----------       -----------

INCOME BEFORE INCOME TAXES                                 (1,309,087)          (26,393)

INCOME TAX EXPENSE                                                 --                --
                                                          -----------       -----------

NET INCOME                                                $(1,309,087)      $   (26,393)
                                                          ===========       ===========

EARNINGS PER SHARE:
Basic                                                     $     (0.16)      $     (0.01)
                                                          ===========       ===========
Diluted                                                   $     (0.16)      $     (0.01)
                                                          ===========       ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING:
Basic                                                       8,061,277         6,587,952
                                                          ===========       ===========
Diluted                                                     8,061,277         6,587,952
                                                          ===========       ===========

See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Three Months Ended June 30,
                                                                                         2002             2001
                                                                                     -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                           $(1,309,087)      $   (26,393)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization                                                            121,047            32,568
Stock based expenses                                                                          --           171,472
Bad debt                                                                                      --                --
Deferred tax benefit                                                                          --            22,908
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                                      924,688        (3,954,868)

Due from manufacturer                                                                   (251,909)          699,096
Inventories                                                                           (3,666,981)         (208,432)

Prepaid expenses and other assets                                                         87,483          (170,089)
Increase (decrease) in:
Accounts payable                                                                       2,413,542           482,169
Due to manufacturer                                                                           --         1,073,488
Accrued expenses                                                                        (784,259)         (227,633)
Income taxes payable                                                                     (58,542)          (23,320)
                                                                                     -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (2,524,018)       (2,129,034)
                                                                                     -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                      (612,141)          (30,416)
Deposit for credit line                                                               (1,000,599)         (254,362)
Proceeds from investment in factor                                                            --           933,205
Proceeds from repayment of officer loans                                                      --           117,425
Investment in and advances to unconsolidated subsidiary                                       --            (9,217)
                                                                                     -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (1,612,740)          756,635
                                                                                     -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES
Loan proceeds                                                                                 --           362,955
Loan repayments                                                                               --           (27,848)
Proceeds from exercise of stock options and warrants                                      81,785            64,452
                                                                                     -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       81,785           399,559
                                                                                     -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (4,054,973)         (972,840)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        5,520,147         1,016,221
                                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                              $ 1,465,174       $    43,381
                                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                             $     1,549       $     3,692
                                                                                     ===========       ===========
Cash paid during the year for income taxes                                           $    58,542       $    23,320
                                                                                     ===========       ===========

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's audited financial statements on the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited consolidated financial statements for the fiscal year ended March 31, 2002, which are included in Form 10- KSB.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

The following statements have been adopted by the Company.

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

Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on April 1, 2002 liquidity.and accordingly has stopped amortizing the reorganization intangible, which has a net balance of $185,412 at March 31, 2002.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on April 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

The following statements will be adopted by the Company as they become effective.

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

Certain amounts in the June 30, 2001 interim consolidated financial statements have been reclassified to conform to the June 30, 2002 presentation.

In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2003.

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

NOTE 2 - DEPOSIT FOR LETTER OF CREDIT FACILITY

The Company, through its Hong Kong subsidiary, maintains letter of credit facilities with two major international banks. The Company's subsidiary is required to maintain separate deposit accounts at these banks in the amount of $1,514,283. This amount is included in deposits at June 30, 2002.

NOTE 3 - EQUITY

Stock options and warrants were exercised during the first quarter of fiscal year 2003. 69,000 shares of common stock were issued with proceeds to the Company of $81,785.

NOTE 4 - COMMITMENTS

The Company entered into an agreement with a retail customer whereby they guaranteed the customer a minimum gross margin of $3,573,000 from the sale of the Company's products during the period from September 1, 2002 through January 15, 2003. Under the agreement, the Company will reimburse the customer for the difference between the customer's gross margin on sales and the minimum guarantee. The Company would have a total exposure of $3,537,000, in the event that there were no sales of the Company's products made by the retail customer during this period.

On April 15, 2002, the Company entered into a three-year employment agreement with a new Executive Vice President of Sales and Marketing. The agreement stipulates a salary and bonuses and a 50% of annual pay severance clause. The agreement grants 50,000 options to the employee. The employee may elect to return the first year options to the Company for $100,000. As of the date of the accompanying audit report, the options have not been issued.

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

NOTE 5 - CONCENTRATIONS

The Company derives primarily all of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated be management. At June 30, 2002, 52.4% of accounts receivable were due from four U.S. customers and two foreign customers. Accounts receivable from two customers that individually owed over 10% of accounts receivable at June 30, 2002 was 16% and 10%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues derived from five customers for the quarters ended June 30, 2002 and 2001 were 78% and 97% of revenues, respectively. Revenues derived from two customers in the first quarter ended June 30, 2002 and 2001, respectively, which individually purchased greater than 10% of the Company's total revenues, were 39% and 17% in 2002 and 90% and 48% in 2001.

In the fourth quarter of fiscal 2002, a major customer that provided 37% of the Company's revenue in 2002 converted its purchase method to a consignee basis. The Company recorded approximately $2,875,000 of sales returns and reversal of related cost of sales of $2,112,000 in the fourth quarter of fiscal 2002 and the customer retained the inventory on a consignment basis.

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

Purchases of products derived from three factories based in China during fiscal 2002 were 51%, 39%, and 5% and from two manufacturers based in China during fiscal 2001 were 80% and 14%, respectively. For the first quarter ended June 30, 2002, purchases of product were derived from five factories based in China.

The Company finances its sales primarily through a loan facility with one lender. Although management believes there are other sources available, a loss of the current credit facility could be in the short term, adversely affect operations until an alternate lending arrangement is secured.

Net sales derived from the Company's Hong Kong based subsidiary aggregated approximately $1,675,766 for the quarter ended June 30, 2002 and $4,124,242 for the same period in 2001. The carrying value of net assets held by the Company's Hong Kong based subsidiary was approximately $1,287,860 at June 30, 2002.

NOTE 6 - EARNINGS PER SHARE

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2002 there were 995,475 common stock equivalents outstanding which may dilute future earnings per share.

NOTE 7 - SEGMENTS

The Company operates in one segment and maintains its records accordingly. Sales by customer geographic region were as follows:

                                            June 30,
                                      2002           2001
                                  -----------    -----------
               United States      $ 3,494,039    $ 5,523,734
               Asia                        --             --
               Australia               18,135             --
               Canada                  19,921             --
               Central America        183,144             --
               Europe                 429,496             --
               South America            7,248             --
                                  -----------    -----------
                                  $ 4,151,983    $ 5,523,734
                                  ===========    ===========

NOTE 8 - SUBSEQUENT EVENTS

In July 2002, 33,750 common shares were issued upon exercise of options for gross proceeds of $2.04 per share or $68,850.


In August 2002, the Company amended its Loan and Security Agreement (the "Agreement") with a commercial lender (the "Lender").

The Lender will advance up to 70% of the Company's eligible accounts receivable, plus up to 40% of the eligible inventory, plus up to 40% of the commercial letters of credit opened for the purchase of eligible inventory, less reserves of up to $1,200,000 as defined in the agreement.

The outstanding loan limit varies between zero and $25,000,000 depending on the time of year, as stipulated in the Agreement. The Lender also provides the Company the ability to issue commercial letters of credit up to $2,500,000, which shall reduce the loan limits above. The loans bear interest at the commercial lender's prime rate plus 0.5% and an annual fee equal to 1% of the maximum loan amount or $250,000 is payable. The term of the loan facility expires on April 26, 2004 and is automatically renewable for one-year terms. All amounts under the loan facility are due within 90 days of demand. The loans are secured by a first lien on all present and future assets of the Company except for certain tooling located at a vendor in China.

The Agreement contains a financial covenant stipulating a minimum tangible net worth of $16,000,000 as of June 30, 2002 with escalations as defined in the Agreement. There was no balance outstanding at June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10- Q, including without limitation, statements containing the words believes, anticipates, estimates, expects, and words of similar import, constitute forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

GENERAL

         The Singing Machine Company, Inc. and its wholly owned subsidiary, International (SMC) HK, Ltd.(the "Company," "we" or "us") engages in the production, distribution, marketing and sale of consumer karaoke audio equipment, accessories and music. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) trademark.

         Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

         Our karaoke machines and karaoke software are currently sold in such retail outlets as Best Buy, Toys R Us, Target and J.C. Penney.

         We had a net loss before estimated income tax of $1,309,087 for the three month period ended June 30, 2002. Our working capital as of June 30, 2002, was approximately $15,386,392.

RESULTS OF OPERATIONS

REVENUES

         Revenues for the three months ended June 30, 2002 were $4,151,983, compared to revenues of $5,523,734 for the three months ended June 30, 2001. One of our major customers, Toys R Us, changed the timing of their initial orders of products for the year from June of 2002 to August of 2002. For the three months ended June 30, 2002 sales to Toys R Us were approximately $827,000. Comparatively, for the same period in fiscal 2002 we had sales to Toys R Us in the amount of approximately $3,667,000.

GROSS PROFIT

         Gross profit for the three-month period ended June 30, 2002 was $1,060,470 or 25.5% of sales compared with $1,860,088 or 33.7% of sales for the first quarter of the prior year. Gross margins decreased because of decreased music sales and lower profit margins on the sale of our karaoke machines in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Due to the concept change of music packaging, the Company delayed the launch of a new music line until August of 2002. This delay dcontributed to the decrease in our gross profit margin, as music sales historically maintain a higher gross profit margin than machine sales.

OPERATING EXPENSES

         Operating expenses were $2,381,897 or 57.4% of total revenues, in the first quarter, up from $1,909,996 or 34.4% of total revenues, in the first quarter of the prior year. The primary factors that contributed to the increase in operating expenses are:

         (i) the increase in depreciation in the amount of $65,937 due to the addition of molds for new product additions for fiscal year 2003,

         (ii) compensation expense in the amount of $311,286 due to the addition of key personnel both here and at our Hong Kong subsidiary,

         (iii) expansion of the California warehouse and its associated expenses in the amount of $80,000,

         (iv) expansion of the Hong Kong subsidiary and its related expenses in the amount of $104,334.

DEPRECIATION AND AMORTIZATION EXPENSES

         The Company's depreciation and amortization expenses were $121,047 or 2.7 % of total revenues in the first quarter, up from $41,73732,568 or .7% in the first quarter of the prior year. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new molds and tooling for our expanded product line.

OTHER INCOME AND EXPENSES

         Net income was $23,956, for the first quarter of fiscal 2002 compared with net income of $14,515 for the first quarter of the prior year. We generated income of approximately $13,901 from royalty payments received in Hong Kong for the use of Company owned mold by third parties during the first quarter of 2002 compared with income of approximately $15,732 during the first quarter of fiscal 2001. Our interest expense decreased during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 because we had a zero credit balance under our credit facility with LaSalle during this time period. Our interest income increased from $2,475 during the first quarter of 2001 to $11,604 during the first quarter of fiscal 2002 because we earned income on our cash balances held by our lender by investing in 24 hour commercial paper investments.

INCOME BEFORE INCOME TAX EXPENSE

         The Company's net loss before income taxes was ($1,309,087) for the first quarter compared with ($26,393) for the first quarter of the previous year. This decrease in profit is due primarily to the decrease in sales and increased salaries expense as discussed in the sections above.

INCOME TAX EXPENSE

         The Company files separate tax returns for the parent and for the Hong Kong Subsidiary.

         During the first quarter of fiscal 2002, the Company showed a loss in both the U.S. parent company and International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary. As a result of the annualization of these losses, there was no accrual for income tax included in the first quarter financial statements.

NET LOSS

         As a result of the foregoing, the Company's net loss was ($1,309,087) for the first quarter compared with ($26,393) for the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had cash on hand of $1,465,174 compared to cash on hand of $5,520,147 at March 31, 2001. The decrease in cash is a direct result of purchasing inventory earlier in the year as described below. At June 30, 2002, the Company had current assets of $20,151,510 and total assets of $22,007,890 compared to current assets of $20,316,081 and total assets of $21,664,451 at March 31, 2002. This decrease in current assets is the result of a reclassification of security deposits to other assets. The increase in total assets is primarily due to the increase in inventories. We increased our inventory levels as of June 30, 2002, in anticipation of the potential strike by longshoremen and other dockworkers on the California seaboard and to prepare for orders received for shipment in the 2nd quarter of fiscal 2003.

         Current liabilities increased to $4,765,118 as of June 30, 2002, compared to $3,194,377 at March 31, 2002. This increase in current liabilities is primarily due to the accrual of accounts payable for inventory purchases. At June 30, 2002, the balance of the credit facility with LaSalle Business Credit was zero.

         The Company's stockholders' equity decreased to $17,242,772 as of June 30, 2002 from $18,470,074 as of March 31, 2002, due to the net loss for the quarter.

         Cash flows used in operating activities were $2,524,018 during the fiscal quarter ended June 30, 2002. Cash flows were used in operating activities primarily due to the loss for the quarter of $1,309,087, increase in inventory in the amount of $3,666,981 and amounts due from a manufacturer in the amount of $251,909. Other uses were due to the decrease in accrued expenses in the amount of $784,259 and income taxes payable in the amount of $58,542. Cash flows were provided by operating activities primarily due to an increase in accounts payable in the amount of $2,413,542 and a decrease in accounts receivable in the amount of $924,688, and prepaid expenses in the amount of $87,483. These decreases are a result of the increased inventory purchases and low sales volume for the fiscal quarter.

         Cash used in investing activities during the fiscal quarter ended June 30, 2002 was $1,612,740. Cash used in investing activities resulted primarily from the payment of fixed deposits for letter of credit facilities in the amount of $1,000,599 and the purchase of fixed assets of $612,141. The purchase of fixed assets consists primarily of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over three years.

         Cash flows provided by financing activities were $81,785 during the period ended June 30, 2002. This consisted of proceeds from the exercise of warrants and options. As the credit line at LaSalle National Bank was zero for the entire quarter, there were no loan proceeds or repayments.

         The Company expects that its capital needs will increase during fiscal 2003. Our capital needs stem primarily from our need to purchase sufficient levels of inventory for the Christmas season. Our principal sources of capital in the next twelve months include our operating cash flows, borrowings under our credit facility with LaSalle and advances made under three letters of credit issued to our factories. Our credit facility with LaSalle has been amended to provide us with up to $25 million in financing depending upon the time of the year. We believe this will help us to meet our capital needs for fiscal 2003.

         We entered into a credit facility with LaSalle in April 2001. This facility was amended in August of 2002 to increase our credit line. Under this credit facility, LaSalle will advance up to 70% of the Company's eligible accounts receivable, plus up to 40% of eligible inventory, plus up to 40% of commercial letters of credit issued by LaSalle minus reserves as set forth in the loan documents. The credit facility is subject to loan limits from zero to $25,000,000 depending on the time of the year, as stipulated in the loan documents. Advances made under the credit facility bear interest at LaSalle's prime rate plus .5%. There is also an annual fee of 1% of the loan maximum, or $250,000. The credit facility expires on April 26, 2004 and is automatically renewable for one-year terms thereafter. Under the terms of the credit facility, the Company is required to maintain certain financial ratios and conditions. The loan contains a clean up period every 12 months where the loan amount must go to zero for a period of time. The loan is secured by a first lien on all present and future assets of the Company, except certain tooling located in China.

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

         During the first quarter, we entered into an agreement with a retail customer, whereby we guaranteed the customer a minimum gross margin of $3,573,000 from the sale of the Company's products during the period from September 1, 2002 through January 1, 2003. The agreement also provides that the Company will deliver the goods to the customer on a consignment basis. Under this agreement, the Company will reimburse the customer for the difference between the customer's gross margin on sales and the minimum guarantee. The Company would have a total exposure of $3,537,000, in the event that there were no sales of the Company's products made by the retail customer during this period. The customer has provided the Company with initial sell through statistics on our product. Based on this information, management believes that this agreement will not have a material effect on the Company.

         As of June 30, 2002, we do not have any material commitments for capital expenditures, other than (i) our obligation to make certain guaranteed minimum royalty payments in the amount of $450,000 under our licensing agreement with Nickelodeon, (ii) our lease for our warehouse space in California and (iii) our purchases of inventory from certain factories in China. We also have contractual obligations under our real estates leases in Florida, Hong Kong and California. Except for the foregoing, we do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for the Company's need for additional capital to finance inventory purchases, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

SEASONAL AND QUARTERLY RESULTS

         Historically, the Company's operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third quarter, combined, accounted for approximately 81% of net sales in fiscal 2002 and 75% of net sales in fiscal 2001.

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

         Accrual for product returns. We regularly receive requests from our customers for product returns. Our accrual amount is based on historical experience and is recorded as a reduction of sales and costs of sales and as a liability equal to the resulting gross profit on the estimated returns. At June 30, 2002, the accrual was approximately $94,000.

         Realizability of Deferred Tax Asset. We eliminated our valuation allowance on the deferred tax asset since we determined that it is more likely than not that the deferred tax asset will be realized.

         Estimate for Doubtful Accounts. We estimate an allowance for doubtful accounts using the specific identification method since a majority of accounts receivable are concentrated with several customers whose credit worthiness is evaluated periodically by us. The allowance was $12,022 at June 30, 2002.

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

RISK FACTORS

         Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the other documents we file with the SEC, including but not limited to our Annual Report on Form 10-KSB, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

WE RELY ON SALES TO A LIMITED NUMBER OF KEY CUSTOMERS WHICH ACCOUNT FOR A LARGE PORTION OF OUR NET SALES

As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended June 30, 2002 and 2001 were approximately 77.7% and 97% respectively. In the first quarter of fiscal 2003, two major customers accounted for 38.5% and 16.9% of our net sales. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or requesting that we bear the risks and the cost of carrying inventory, such as consignment agreements, could adversely affect our business, financial condition and results of operations. The Company has significantly broadened their base of customers, decreasing the amount of reliance on their largest customers. If one or more of our major customers were to cease doing business with us, significantly reduced the amount of their purchases from us or returned substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations.

OUR LICENSING AGREEMENT WITH MTV IS IMPORTANT TO OUR BUSINESS

         We generated $23,354,270, or 37.8% of our net sales, in fiscal 2002 from our sales of MTV licensed merchandise. Management values this license with MTV and desires to continue this licensing relationship. If the MTV license were to be terminated or failed to be renewed, our business, financial condition and results of operations could be adversely affected. However, management believes that our company has developed a strong brand name in the karaoke industry and that it will be able to continue to develop and grow its business, even if the MTV licensing relationship did not exist. The Company and MTV are currently negotiating an extension of this agreement.

INVENTORY MANAGEMENT AND CONSIGNMENT AGREEMENTS

         Because of our reliance on manufacturers in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customers orders. If we fail to forecast customers or consumer demand accurately we may encounter difficulties in filling customer orders or liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. Recently, we have entered into consignment agreements with two or our customers, which may make it more difficult to manage our inventory. During the fourth quarter of fiscal 2002, Best Buy began taking our goods on a consignment basis. In the first quarter of fiscal 2003, we entered into a consignment and revenue guarantee agreement with a retail customer for sale of the company's products during the period from September 1, 2002 through January 1, 2003. Additional changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO COMPETE AND MAINTAIN OUR NICHE IN THE ENTERTAINMENT INDUSTRY COULD HURT OUR BUSINESS

         The business in which we are engaged is highly competitive. Our major competitors for karaoke machines and related products are Grand Prix, JVC, Memorex and Pioneer Corp. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Pocket Songs and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.

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

WE ARE SUBJECT TO SEASONALITY, WHICH IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES RESULTING IN FLUCTUATIONS IN QUARTERLY RESULTS

         Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 81% of net sales in fiscal 2002 and 75% of net sales in fiscal 2001.

         The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during their key period, would harm our business and operating results.

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

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS WHICH ARE SUBJECT TO THE UNCERTAINTY OF ADDITIONAL FINANCING

         We have amended our credit facility with LaSalle Business Credit to $25 million. In addition, the Company has attained additional financing in Hong Kong. Management believes that this financing is sufficient for operations during fiscal 2003. If this amount is not adequate, we may be unable to sustain our rapid growth, which would have a material adverse effect on our business, results of operations, and financial condition.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTERS IN CALIFORNIA AND FLORIDA OR OUR MANUFACTURING OPERATIONS IN CHINA WOULD IMPACT OUR ABILITY TO DELIVERY MERCHANDISE TO OUR STORES, WHICH COULD ADVERSELY IMPACT OUR REVENUES AND HARM OUR BUSINESS AND FINANCIAL RESULTS

         A significant amount of our merchandise is shipped to our customers from one of our two warehouses, which are located in Compton, California and Coconut Creek, Florida. A disruption in the operation of our warehouse centers in California and Florida or our manufacturing operations in China would impact our ability to delivery merchandise to our stores, which could adversely impact our revenues and harm our business and financial results. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could adversely impact our revenues and our business and financial results.

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF THE CALIFORNIA LONGSHOREMEN GO ON STRIKE

         During fiscal 2002, approximately 55% of our sales were domestic sales, which were made from our warehouses in California and Florida. From June 2002 to August 10, 2002, longshoremen and other dockworkers represented by the International Longshore and Warehouse Union, have agreed to work without a contract by consecutive 24-hour periods. Since we import a significant amount of karaoke electronic recording equipment from the Far East to California, a strike of these workers would have a material adverse effect on our business, results of operations and financial condition. The Company has been purchasing and receiving a significant amount of inventory so that in the event that the strike occurs, we will have lessened any resulting loss of profit. However, if we have not received a sufficient level of inventory, a strike would result in increased costs to our company and may reduce our profitability in fiscal 2003.

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD HARM OUR BUSINESS

         We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facility in Compton, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents or otherwise could significantly harm our business and reputation.

TERRORISM AND THE UNCERTAINTY OF WAR MAY HARM OUR OPERATING RESULTS

         The terrorist attacks of September 11, 2001 have had a negative impact on various regions of the United States and on a wide range of industries. Terrorist attacks or acts of war may cause damage or disruption to our facilities, information systems, vendors, employees and customers, which could significantly impact our revenues and results of operations. In the future, fears or recession, war and additional acts of terrorism may continue to impact the economy and could negatively impact our business.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

         Market prices of the securities of companies in the toy and entertainment industry are often volatile. The market prices of our common stock may be affected by many factors, including:

         - unpredictable consumer preferences and spending trends;

         - operating results that vary from the expectations of investors and securities analysts;

         - the actions of our customers and competitors (including new product line announcements and introduction;

         - changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer and electronics and toy markets;

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

         Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. In the last several years, there have been shortages of certain chips that we use in our karaoke machines. We, however, anticipated this shortage and instructed our factories to purchase the chips in advance. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems, which would impact our sales.

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

WE MAY BE INFRINGING UPON THE COPYRIGHTS OF THIRD PARTIES

         Each song in our catalog is licensed to us for specific uses. Because of the numerous variations in each of our licenses for copyrighted music, there can be no assurance that we have complied with scope of each of our licenses and that our suppliers have complied with these licenses. Additionally, third parties over whom we exercise no control may use our sound recordings in such a way that is contrary to our license agreement and by violating our license agreement we may be liable for contributory copyright infringement. Any infringement claims may have a negative effect on our ability to sell products.

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

OUR NET INCOME MAY BE REDUCED IF OUR HONG KONG SUBSIDIARY DOES NOT RECEIVE AN EXEMPTION FOR OFFSHORE INCOME TAX

         Our Hong Kong subsidiary has applied for a Hong Kong "offshore claim" income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that since the source of all profits of the Hong Kong subsidiary are from exporting to customers outside of Hong Kong, it is likely that the exemption will be approved. Accordingly, no provision for foreign income taxes has been provided in the Company's financial statements. In the event the exemption is not approved, the Hong Kong subsidiary's profits will be taxed at a flat rate of 16% resulting in an income tax expense of approximately $725,000 and $460,000 for fiscal 2002 and 2001.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS MAY DEPRESS OUR STOCK PRICE

         As of June 30, 2002, there were 8,089,027 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 4,792,234 of shares of our common stock (a registration statement on Form S-3 registering the resale of 2,947,984 shares or our common stock and a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan). We also intend to file a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

ADVERSE EFFECT ON STOCK PRICE FROM FUTURE ISSUANCES OF ADDITIONAL SHARES

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of June 30, 2002, we had 8,089,027 shares of common stock issued and outstanding and an aggregate of 995,475 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 9,815,498 shares of common stock.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold any investments in market risk sensitive instruments. Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding, nor to the knowledge of management are any legal proceedings threatened against the Company. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

ITEM 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c) During the three month period ended June 30, 2002, one employee exercised stock options issued under our 1994 Amended and Restated Management Stock Option Plan. The employee exercised options to acquire an aggregate of 16,500 shares of our common stock. The names of the option holder, the dates of exercise, the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.


                    Date of           No. of       Exercise
Name                Exercise          Shares       Price        Proceeds
----------          -----------       ---------    ----------  -----------
Alicia Haskamp       04/06/02           16,500       $2.04       $33,660

Ms. Haskamp paid for the shares with cash. Ms. Haskamp exercised her options in reliance upon Section 4(2) of the Securities Act of 1933, because she was knowledgeable, sophisticated and had access to comprehensive information about the Company. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares.

During the three month period ended June 30, 2002, one warrant holder exercised their warrants to acquire an aggregate of 52,500 shares of our common stock. The name of the warrant holder, the date of exercise, the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                    Date of           No. of        Exercise
Name                Exercise          Shares        Price        Proceeds
----------          -----------       ---------    ----------   ----------
FRS Investments     05/17/02          52,500         $0.9167     $ 48,125

FRS paid for its shares with cash. FRS exercised its warrants in reliance upon
Section 4(2) of the Securities Act of 1933, because it was knowledgeable, sophisticated and had access to comprehensive information about the Company. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. We have registered these shares for resale on a registration statement on Form S-3.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         99.1 Certifying Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certifying Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company did not file any Report on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SINGING MACHINE COMPANY, INC.


                                    /s/ April J. Green
                                    -----------------------------
                                    April J. Green
                                    Chief Financial Officer
                                    (On behalf of Registrant and
                                    Chief Accounting Officer)

August 14, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002