Form 10-Q
period 2002-09-30
SINGING MACHINE CO INC
filed 2002-11-14
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                         Commission File Number 0-24968

                        THE SINGING MACHINE COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                              95-3795478
        --------                                              ----------
(State of Incorporation )                               (IRS Employer I.D. No.)


             6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
                    (Address of principal executive offices)

                                 (954) 596-1000
              (Registrant's telephone number, including area code)

Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Indicate whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[x] Yes  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

There were 8,123,303 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 2002.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - September 30, 2002 (Unaudited)
         and March 31, 2002 ..............................................  3

         Consolidated Statement of Operations - Three and six months ended September 30, 2002 and 2001 (Unaudited)....................  4

         Consolidated Statement of Cash Flows - Six months ended
         September 30, 2002 and 2001 (Unaudited) .........................  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................  9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Item 4.  Controls and Procedures

PART II.                   OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 16

Item 2.  Changes in Securities and Use of Proceeds........................ 16

Item 3.  Defaults Upon Senior Securities ................................. 17

Item 4.  Submission of Matters to a Vote of Security Holders ............. 17

Item 5.  Other Information ............................................... 18

Item 6.  Exhibits and Reports on Form 8-K ................................ 18

SIGNATURES ............................................................... 19

CERTIFICATIONS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30, 2002     March 31, 2002
                                                              ------------------     --------------
                                                                  (unaudited)
                             Assets
                             ------
Current Assets
Cash and cash equivalents                                        $   658,436           $ 5,520,147
Accounts receivable, net                                          14,383,100             3,536,903
Due from manufacturer                                                 10,767               488,298
Inventories                                                       31,382,386             9,274,352
Prepaid expenses and other current assets                            813,130               982,697
Deposits                                                           1,516,666               513,684
                                                                 -----------           -----------
Total Current Assets                                              48,764,485            20,316,081
                                                                 -----------           -----------

Property and Equipment, Net                                        1,289,355               574,657
                                                                 -----------           -----------

Other Assets
Security deposits                                                    150,597               135,624
Reorganization intangible, net                                       185,416               185,416
Deferred tax asset                                                   452,673               452,673
                                                                 -----------           -----------
Total Other Assets                                                   788,686               773,713
                                                                 -----------           -----------

Total Assets                                                     $50,842,526           $21,664,451
                                                                 ===========           ===========

              Liabilities and Stockholders' Equity
              ------------------------------------

Current Liabilities
Accounts payable                                                 $18,247,003           $ 1,846,238
Accrued expenses                                                   2,261,136             1,289,597
Loan payable                                                       8,043,272                  --
Income tax payable                                                    39,649                58,542
                                                                 -----------           -----------
Total Current Liabilities                                         28,591,060             3,194,377
                                                                 -----------           -----------

Stockholders' Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized,
no shares issues and outstanding                                        --                    --
Common stock, Class A, $0.01 par value, 100,000 shares
authorized, no shares issued and outstanding                            --                    --
Common stock, $0.01 par value, 18,900,000 shares authorized,
8,123,303 and 8,020,027 shares issued and outstanding                 81,233                80,200
Additional paid-in capital                                         4,753,548             4,602,828
Retained earnings                                                 17,416,685            13,787,046
                                                                 -----------           -----------
Total Stockholders' Equity                                        22,251,466            18,470,074
                                                                 -----------           -----------

Total Liabilities and Stockholders' Equity                       $50,842,526           $21,664,451
                                                                 ===========           ===========

   See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                              Six Months Ended
                                          September 30,       September 30,     September 30,      September 30,
                                                2002              2001              2002                2001
                                           ------------       ------------       ------------    ----------------
Net Sales                                  $ 32,976,624       $ 15,749,241       $ 37,128,635       $ 21,272,851

Cost of Sales                                23,560,826         10,438,974         26,652,358         14,101,529
                                           ------------       ------------       ------------       ------------

Gross Profit                                  9,415,798          5,310,267         10,476,277          7,171,322
                                           ------------       ------------       ------------       ------------

Operating Expenses
Compensation                                    799,406            811,345          1,570,304          1,270,957
Commissions                                     434,753            341,016            545,421            488,800
Advertising                                     706,845            617,653            872,610            846,557
Royalty expense                                 806,800            281,389            874,630            405,630
Selling, general, & administrative            1,764,382          1,018,391          2,985,564          1,865,905
    expenses
                                           ------------       ------------       ------------       ------------
Total Operating Expenses                      4,512,186          3,069,794          6,848,529          4,877,849
                                           ------------       ------------       ------------       ------------

Income from Operations                        4,903,612          2,240,473          3,627,748          2,293,473
                                           ------------       ------------       ------------       ------------

Other Income (Expenses)
Other Income                                    144,119            125,339            163,564            143,057
Interest Expense                               (109,344)           (34,465)          (122,509)          (134,037)
Interest Income                                     339                 28             11,943              2,475
                                           ------------       ------------       ------------       ------------
Net Other Expenses                               35,114             90,902             52,998             11,495
                                           ------------       ------------       ------------       ------------

Income Before Income Tax Provision            4,938,726          2,331,375          3,680,746          2,304,968

Income Tax Provision                            (51,107)            (6,000)           (51,107)           (12,000)
                                           ------------       ------------       ------------       ------------

Net Income                                 $  4,887,619       $  2,325,375       $  3,629,639       $  2,292,968
                                           ============       ============       ============       ============

Earnings per Share:
Basic                                      $        .60       $        .34       $        .45       $        .34
                                           ============       ============       ============       ============
Diluted                                    $        .55       $        .29       $        .41       $        .28
                                           ============       ============       ============       ============

Weighted Average Common and Common
Equivalent Shares
   Outstanding:
Basic                                         8,119,026          6,775,655          8,090,102          6,682,286
                                           ============       ============       ============       ============
Diluted                                       8,881,970          7,984,671          8,899,023          8,066,089
                                           ============       ============       ============       ============

See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Three Months Ended
                                                                                       September 30,
                                                                                 2002                2001
                                                                             ------------         ------------
Cash Flow from Operating Activities:
Net Income                                                                   $  3,629,639         $  2,292,967
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
Depreciation and amortization                                                     289,134               68,941
Stock based expenses                                                                 --                171,472
Bad debt                                                                             --                   --
Deferred tax benefit                                                                 --                 45,816
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                           (10,846,197)          (6,286,093)
Due from manufacturer                                                             477,531            3,198,318
Inventories                                                                   (22,108,034)          (5,380,989)
Prepaid expenses and other assets                                                 154,594             (538,864)
Increase (decrease) in:
Accounts payable                                                               16,400,765            2,869,838
Accrued expenses                                                                  971,539            3,239,166
Income taxes payable                                                              (18,893)             (23,320)
                                                                             ------------         ------------
Net Cash Provided by (Used in) Operating Activities                           (11,049,922)            (342,748)
                                                                             ------------         ------------

Cash Flow from Investing Activities
Purchase of property and equipment                                             (1,003,832)            (101,973)
Deposit for credit line                                                        (1,002,982)            (256,008)
Proceeds from investment in factor                                                   --                933,407
Proceeds from repayment of officer loans                                             --                117,425
Investment in and advances to unconsolidated subsidiary                              --                106,193
                                                                             ------------         ------------
Net Cash Provided by (Used in) Investing Activities                            (2,006,814)             799,044
                                                                             ------------         ------------

Cash Flow from Financing Activities
Loan proceeds                                                                  21,665,040            3,879,288
Loan repayments                                                               (13,621,768)          (3,309,777)
Proceeds from exercise of stock options and warrants                              151,753              380,740
                                                                             ------------         ------------
Net Cash Provided by (Used in) Financing Activities                             8,195,025              950,251
                                                                             ------------         ------------

Increase in Cash and Cash Equivalents                                          (4,861,711)           1,406,547

Cash and Cash Equivalents - Beginning of Period                                 5,520,147            1,016,221
                                                                             ------------         ------------

Cash and Cash Equivalents - End of Year                                      $    658,436         $  2,422,768
                                                                             ============         ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                                     $     57,383         $     38,157
                                                                             ============         ============
Cash paid during the year for income taxes                                   $     51,107         $     23,320
                                                                             ============         ============

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on April 1, 2002 liquidity.and accordingly has stopped amortizing the reorganization intangible, which had a net balance of $185,412 at March 31, 2002.

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

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or result of operations.

Certain amounts in the September 30, 2001 interim consolidated financial statements have been reclassified to conform to the September 30, 2002 presentation.

In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2003.

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

NOTE 2 - DEPOSIT FOR LETTER OF CREDIT FACILITY

The Company, through its Hong Kong subsidiary, maintains letter of credit facilities with two major international banks. The Company's subsidiary is required to maintain separate deposit accounts at these banks in the amount of $1,516,666. This amount is included in deposits at September 30, 2002.

NOTE 3 - LOANS AND LETTERS OF CREDIT

In August 2002, the Company amended its Loan and Security Agreement (the "Agreement" or "credit facility") with a commercial lender (the "Lender").

The Lender will advance up to 70% of the Company's eligible accounts receivable, plus up to 40% of the eligible inventory, plus up to 40% of the commercial letters of credit opened for the purchase of eligible inventory, less reserves of up to $1,000,000 as defined in the Agreement.

The outstanding loan limit varies between zero and $25,000,000 depending on the time of year, as stipulated in the Agreement. The credit facility also provides the Company with the ability to obtain commercial letters of credit of up to $2,500,000, which reduces the loan limits set forth above. The loans bear interest at the commercial lender's prime rate plus 0.5% and an annual fee equal to 1% of the maximum loan amount. which is $250,000. The term of the credit facility expires on April 26, 2004 and is automatically renewable for one-year terms. All amounts under the credit facility are due within 90 days of demand. The loans are secured by a first lien on all present and future assets of the Company except for certain tooling located at a vendor in China.

The Agreement contains a financial covenant stipulating a minimum tangible net worth of $14,250,000 from September 30, 2002 to October 30, 2002 with escalations after this point as defined in the Agreement.

The outstanding balance under the credit facility at September 30, 2002, was $8,043,272.

NOTE 4 - EQUITY

Stock options and warrants were exercised during the second quarter of fiscal year 2003. 34,350 shares of common stock were issued with proceeds to the Company of $70,074. The total of stock options and warrants exercised for the six month period ended September 30, 2002 were 103,350 shares with a total proceeds to the Company of $151,859.

On August 15, 2002, 50,000 stock options were granted at the then current stock price of $8.61 to our executive vice president of sales and marketing as per his employment contract. On September 11, 2002, the outside directors of the Company were each issued 30,000 common stock options (90,000 options total) at the then current stock price of $11.09. Pursuant to APB no. 25, no compensation expense will be recognized.

NOTE 5 - COMMITMENTS

On April 15, 2002, the Company entered into a three-year employment agreement with a new Executive Vice President of Sales and Marketing. The agreement provides for a salary and bonuses and a 50% of annual pay severance clause. The agreement grants 50,000 options to the employee. After his first year of employment, the employee may elect to return the first year options to the Company or one of its representatives for $100,000.

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

The Company entered into an agreement with a retail customer whereby they guaranteed the customer a minimum gross margin of $3,573,000 from the sale of the Company's products during the period from September 1, 2002 through January 15, 2003. Under the agreement, the Company will reimburse the customer for the difference between the customer's gross margin on sales and the minimum guarantee. The inventory is being held by the customer on a consignment basis. The Company would have a total exposure of $3,537,000, in the event that there were no sales of the Company's products made by the retail customer during this period.

Effective September 1, 2002, the Company signed an additional 24 month lease to expand its corporate headquarters. The additional rent is $1,980 per month.

NOTE 6 - CONCENTRATIONS

The Company derives the majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated be management. At September 30, 2002, 51.8% of accounts receivable were due from three U.S. customers and two foreign customers. Accounts receivable from three customers that individually owed over 10% of accounts receivable at September 30, 2002 was 12.9%, 11.0% and 10.3%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues derived from five customers for the six months ended September 30, 2002 and 2001were 69.4% and 94%. Revenues derived from two customers for the six months ended September 30, 2002 and 2001, respectively, which individually purchased greater than 10% of the Company's total revenues, were 32% and 11% for the six months ended September 30, 2002 and 79% and 32% for the six months ended September 30, 2001.

In the fourth quarter of fiscal 2002, a major customer that provided 37% of the Company's revenue in 2002 converted its purchase method to a consignee basis. The Company recorded approximately $2,875,000 of sales returns and reversal of related cost of sales of $2,112,000 in the fourth quarter of fiscal 2002 and the customer retained the inventory on a consignment basis. As of September 30, 2002 this customer was still on a consignment basis with all but two products.

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

Purchases of products derived from three factories based in China during fiscal 2002 were 51%, 39%, and 5% and from two manufacturers based in China during fiscal 2001 were 80% and 14%, respectively. For the six months ended September 30, 2002, purchases of product were derived from seven factories based in China.

The Company finances its sales primarily through a credit facility with one lender. Although management believes there are other sources available, a loss of the current credit facility could be in the short term, adversely affect operations until an alternate lending arrangement is secured.

Net sales derived from the Company's Hong Kong based subsidiary aggregated approximately $29,322,407 for the six months ended September 30, 2002 and $17,654,747 for the same period in 2001. The carrying value of net assets held by the Company's Hong Kong based subsidiary was approximately $12,454,151 at September 30, 2002.

NOTE 7 - EARNINGS PER SHARE

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2002 there were 1,101,125 common stock equivalents outstanding which may dilute future earnings per share.

NOTE 8 - SEGMENTS

The Company operates in one segment and maintains its records accordingly. Sales by customer geographic region were as follows:

                                    September 30,
                                 2002          2001
                              -----------   -----------
            United States     $29,450,108   $21,241,045
            Asia                     --          24,657
            Australia             242,652          --
            Canada                 19,921         2,250
            Central America        68,673         4,789
            Europe              6,800,801          --
            Mexico                546,480          --
            South America            --             110
                              -----------   -----------
                              $37,128,635   $21,272,851
                              ===========   ===========


NOTE 9 - SUBSEQUENT EVENTS

On November 4, 2002, a customer that provided 5% of the Company's revenue for the six months ended September 30, 2002 converted its purchase method to a consignee basis. The Company recorded approximately $858,839 of sales returns and reversal of related cost of sales of $641,285 in September and the customer retained the inventory on a consignment basis. This agreement is effective as of October 30, 2002. No future shipments to this customer will be included in this consignment agreement.

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

GENERAL

The Singing Machine Company, Inc. and its wholly owned subsidiary, International
(SMC) HK, Ltd.(the "Company", "we" or "us") engages in the production, distribution, marketing and sale of consumer karaoke audio equipment, accessories and music. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) trademark.

Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such retail outlets as Best Buy, Toys R Us, Target, J.C. Penney and Circuit City.

We had net income of $3,629,639 for the six month period ended September 30, 2002. Our working capital as of September 30, 2002, was $20,173,425.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended September 30, 2002 were $32,976,624, compared to revenues of $15,749,241 for the three months ended September 30, 2001. Revenues for the six months ended September 30, 2002 and 2001 were $37,128,635 and $21,272,851, respectively. Our revenue increase is due not only to increased sales to our historical customer base, but also to the addition of new customers. Our new customers include Circuit City and K-Mart.

GROSS PROFIT

Gross profit for the three-month period ended September 30, 2002 was $9,415,798 or 28.6% of sales compared with $5,310,267 or 33.7% of sales for the second quarter of the prior year. Gross profit for the six months ended September 30, 2002 was $10,476,277 or 28.2% of sales compared with $7,171,322 or 33.7% of sales for the six months ended September 30, 2001. The decrease in gross profit is primarily due to increased sales from our subsidiary and sales to international customers. Sales to international customers historically maintain a lower gross profit, but there are no other variable expenses from these sales. Other variable expenses that are normally included with sales are advertising allowances, returns and commissions.

OPERATING EXPENSES

Operating expenses were $4,512,186 or 13.7% of total revenues, in the second quarter, up from $3,069,794 or 19.5% of total revenues, in the second quarter of the prior year. For the six months ended September 30, 2002 and 2001, operating expenses were $6,848,529 or 18.4% and $4,877,849 or 22.9%, respectively.
Although operating expenses increased in dollar value, as compared to revenues, they decreased materially as a percentage of sales.

The primary factors that contributed to the increase in operating expenses for the six months ended September 30, 2002 are:

     (i) the increase in depreciation in the amount of $186,170 due to the addition of molds for new product additions for fiscal year 2003,
    (ii) compensation expense in the amount of $299,347 due to the addition of key personnel both here and at our Hong Kong subsidiary,
   (iii) expansion of the California warehouse and its associated expenses in the amount of $241,648,
    (iv) expansion of the Hong Kong subsidiary and its related expenses in the amount of $367,218.

Other increases in operating expenses were to selling expenses, which are considered variable. These expenses are based directly on the level of sales and include: commissions, direct advertising, and royalty expenses. These areas alone contributed $643,355 to the increase in operating expenses.

DEPRECIATION AND AMORTIZATION EXPENSES

The Company's depreciation and amortization expenses were $300,863 or .8 % of total revenues for the six months ended September 30, 2002, up from $114,693 or ..5% for the six months ended September 30, 2001. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new molds and tooling for our expanded product line.

OTHER INCOME AND EXPENSES

Other income net of other expenses was $35,114, for the second quarter of fiscal 2003 and $52,998 for the six months ended September 30, 2002. We generated income of approximately $111,841 from royalty payments received in Hong Kong for the use of Company owned mold by third parties during the first six months of fiscal 2003 compared with income of approximately $93,904 during the same period of fiscal 2002. Our interest expense decreased for the six months ended September 30, 2002 as compared to the same period of the prior year primarily due to the decreased level of borrowing required under our credit facility with LaSalle during this period at a significantly lower prime rate. Prior to August 2002, the Company had cash reserves to fund operations and did not need to borrow on the line. Our interest income increased from $2,475 during the six months ended September 30, 2001, to $11,943 during the first six months of fiscal 2003 because we earned income on our cash balances held by our lender by investing in 24 hour commercial paper investments.

INCOME BEFORE INCOME TAX EXPENSE

The Company's net income before income taxes was $3,680,746 for the six months ended September 30, 2002 compared with $2,304,968 for the same period of the prior year.

INCOME TAX EXPENSE

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary.

During the first two quarters of fiscal 2003, the Company showed a loss in the U.S. parent company and a profit in International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary. As a result of the annualization of these losses, there was no accrual for federal income tax included in the financial statements. There was an accrual for state income taxes based on these numbers.

NET INCOME

As a result of the foregoing, the Company's net income was $3,629,639 for the first six months of fiscal 2003 compared with $2,292,968 for the first six months of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash on hand of $658,436 compared to $5,520,147 at March 31, 2002. The decreased cash is a direct result of purchasing inventory. At September 30, 2002, the Company had current assets of $48,764,485 and total assets of $50,842,526 compared to current assets of $20,316,081 and total assets of $21,664,451 at March 31, 2002. The increase in current assets is the result of increased accounts receivable and inventory to support sales for the second and third quarter of fiscal 2003. The increase in total assets is due to the increase in accounts receivable, inventory and fixed assets.

Current liabilities increased to $28,591,060 as of September 30, 2002, compared to $3,194,377 at March 31, 2002. This increase in current liabilities is primarily due to increased accounts payable for inventory purchases. At

September 30, 2002, the balance of the credit facility with LaSalle Business Credit was $8,043,272.

The Company's stockholders' equity increased to $22,251,466 as of September 30, 2002 from $18,470,074 as of March 31, 2002, due primarily to the net income for the quarter.

Cash flows used in operating activities were $11,049,922 during the six months ended September 30, 2002. Cash flows were used in operating activities primarily due to the increase in inventory in the amount of $22,108,034, accounts receivable in the amount of $10,846,197 and an income tax payable accrual of $18,893. Cash flows were provided by operating activities due to the increase in accrued expenses in the amount of $971,539, an increase in accounts payable in the amount of $16,400,765, a decrease in amounts due from a manufacturer in the amount of $477,531 and a decrease in prepaid expenses and other assets in the amount of 154,594. The increased inventory was partially offset by the increase in accounts payable which funded this inventory.

Cash used in investing activities during the six months ended September 30, 2002 was $2,006,814. Cash used in investing activities resulted primarily from the payment of fixed deposits for letter of credit facilities in the amount of $1,002,982 and the purchase of fixed assets of $1,003,832. The purchase of fixed assets consists primarily of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over a three year period.

Cash flows provided by financing activities were $8,195,025 during the six months ended September 30, 2002. This consisted of proceeds from the exercise of warrants and options in the amount of $151,753. The remainder of cash provided from financing activities was provided by net borrowings on the credit line at LaSalle National Bank in the amount of $8,043,272.

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

We entered into a credit facility with LaSalle in April 2001. This facility was amended in August of 2002. Under this credit facility, LaSalle will advance up to 70% of the Company's eligible accounts receivable, plus up to 40% of eligible inventory, plus up to 40% of commercial letters of credit issued by LaSalle minus reserves as set forth in the loan documents. The credit facility is subject to loan limits from zero to $25,000,000 depending on the time of the year, as stipulated in the loan documents. Advances made under the credit facility bear interest at LaSalle's prime rate plus .5%. There is also an annual fee of 1% of the loan maximum, or $250,000. The credit facility expires on April 26, 2004 and is automatically renewable for one-year terms thereafter. Under the terms of the credit facility, the Company is required to maintain certain financial ratios and conditions. The loan contains a clean up period every 12 months where the loan amount must go to zero for a period of time. The loan is secured by a first lien on all present and future assets of the Company, except certain tooling located in China.

Our Hong Kong subsidiary, International SMC, maintains a letter of credit facility with the Hong Kong Shanghai Banking Corporation ("HSBC"). The facility requires International SMC to maintain a separate deposit account in the amount of $516,666. The facility also required a $1,000,000 deposit to be restricted in our regular operating account. This amount is included in deposits at September 30, 2002. During April and May 2002, HSBC agreed to issue International SMC two documentary letters of credit to finance its purchases of karaoke machines from our factories. One letter of credit provides for advances of up to $200,000 per draw, provided that the total drawings do not exceed $2 million. The other letter of credit is for $1 million. These letters of credit expire on December 21, 2002 and November 30, 2002, respectively and our factories are the beneficiaries. In June 2002, International SMC obtained a $1 million documentary letter of credit from Fortis Bank, formerly known as Belgian Bank, Hong Kong, a subsidiary of Generale Bank, Belgium. This letter of credit expires on December 6, 2002 and one of our factories is the beneficiary.

International SMC also has use of a $500,000 credit facility from Fortis Bank. This facility is a revolving line based upon drawing down a maximum of 15% of the value of export letters of credit held by Fortis Bank. There is no maturity date except that Fortis Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than ninety
(90) days after the advance. This credit facility is not currently in use.

In the fourth quarter of fiscal 2002, a major customer that provided 37% of the Company's revenue in 2002 converted its purchase method to a consignee basis. The Company recorded approximately $2,875,000 of sales returns and reversal of related cost of sales of $2,112,000 in the fourth quarter of fiscal 2002 and the customer retained the inventory on a consignment basis. As of September 30, 2002 this customer was still on a consignment basis with all but two products. As of February 28, 2003, we expect that this consignment agreement will only apply to the Company's music products and will exclude all of the Company's karaoke machines.

The Company entered into an agreement with a retail customer in April 2002, which was amended in July 2002, whereby it guaranteed the customer a minimum gross margin of $3,573,000 from the sale of the Company's products during the period from September 1, 2002 through January 1, 2003. Under this agreement, the Company will reimburse the customer for the difference between the customer's gross margin on sales and the minimum guarantee. Accordingly, the maximum amount the Company may be committed to pay is $3,537,000. The Company would have a total exposure of $3,537,000, in the event that there were no sales of the Company's products made by the retail customer during this period. The inventory held by the customer is on a consignment basis. In September 2002, the customer provided the Company with initial sell through statistics on its products. Based on this information received, the Company intends to renegotiate this agreement and believes that based on the renegotiation, there will be no material impact to the Company. However, if the Company is not able to renegotiate this agreement, the Company's total exposure under this agreement would be a maximum of $3,537,000.

On November 4, 2002, a customer that provided 5% of the Company's revenue for the six months ended September 30, 2002 converted its purchase method to a consignee basis. The Company recorded approximately $858,839 of sales returns and reversal of related cost of sales of $641,285 in September and the customer retained the inventory on a consignment basis. No future shipments to this customer will be included in this consignment agreement. This agreement expires on February 1, 2003. The Company does not believe that this agreement will have a material effect on the Company.

As of September 30, 2002, we do not have any material commitments for capital expenditures, other than (i) our obligation to make certain guaranteed minimum royalty payments in the amount of $450,000 under our licensing agreement with Nickelodeon, (ii) our lease for our warehouse space in California and (iii) our purchases of inventory from certain factories in China. We also have contractual obligations under our real estates leases in Florida, Hong Kong and California. Except for the foregoing, we do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for the Company's need for additional capital to finance inventory purchases, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

SEASONAL AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year.

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount nd timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

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

         Accrual for product returns. We regularly receive requests from our customers for product returns. Our accrual amount is based on historical experience and is recorded as a reduction of sales and costs of sales and as a liability equal to the resulting gross profit on the estimated returns. At September 30, 2002, the accrual was approximately $802,213.

         Realizability of Deferred Tax Asset. We eliminated our valuation allowance on the deferred tax asset since we determined that it is more likely than not that the deferred tax asset will be realized.

         Estimate for Doubtful Accounts. We estimate an allowance for doubtful accounts using the specific identification method since a majority of accounts receivable are concentrated with several customers whose credit worthiness is evaluated periodically by us. The allowance was $0 at September 30, 2002.

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

RISK FACTORS

         Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

Factors That May Affect Future Results and Market Price of Stock

We rely on sales to a limited number of key customers which account for a large portion of our net sales

         As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended September 30, 2002 and 2001 were approximately 69.4% and 94% respectively. In the second quarter of fiscal 2003, two major customers accounted for 42.1% and 16.9% of our net sales. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or requesting that we bear the risks and the cost of carrying inventory, such as consignment agreements, could adversely affect our business, financial condition and results of operations. The Company has significantly broadened its base of customers, decreasing the amount of reliance on their largest customers. If one or more of our major customers were to cease doing business with us, significantly reduced the amount of their purchases from us or returned substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations.

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

Inventory management and consignment agreements

         Because of our reliance on manufacturers in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customers orders. If we fail to forecast customers or consumer demand accurately we may encounter difficulties in filling customer orders or liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. As of September 30, 2002, we have entered into consignment agreements with three of our customers. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant future capital needs which are subject to the uncertainty of additional financing

         In August 2002, we increased our credit facility with LaSalle Business Credit to $25 million. In addition, the Company has attained additional financing in Hong Kong. If this amount is not adequate, we may be unable to sustain our rapid growth, which would have a material adverse effect on our business, results of operations, and financial condition.

A disruption in the operation of our warehouse centers in California and Florida would impact our ability to delivery merchandise to our stores, which could adversely impact our revenues and harm our business and financial results

         A significant amount of our merchandise is shipped to our customers from one of our two warehouses, which are located in Compton, California and Coconut Creek, Florida. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could adversely impact our revenues and our business and financial results.

Our business operations could be disrupted if there are labor problems on the West Coast

         During fiscal 2002, approximately 55% of our sales were domestic sales, which were made from our warehouses in California and Florida. We anticipated the potential labor problems on the West Coast in the second quarter of fiscal 2002 and increased the amount of inventory that we held in our California warehouses. As such, the work-slow-by the West Coast longshoremen in October 2002 did not significantly impact our operations. However, if another strike or work slow-down were to occur and we have not received a sufficient level of inventory, a strike or work slow-down would result in increased costs to our company and may reduce our profitability in fiscal 2003.

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

We may not be able to sustain or manage our rapid growth

         We experienced rapid growth in net sales and net income in the last year. Our net sales for the fiscal year ended March 31, 2002 increased 80.2% to $61.8 million compared to $34.3 million for the fiscal year ended March 31, 2001. Similarly, our net income increased to $8.06 million for fiscal 2002 compared to $4.6 million for fiscal 2001. As a result, comparing our period-to-period operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales or net income.

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

We depend on third party suppliers for parts for our karaoke machines and related products, and if we cannot obtain supplies as needed, our operations will be severely damaged

         Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. In the last several years, there have been shortages of certain chips that we use in our karaoke machines. We, however, have anticipated this shortage and have made commitments to our factories to purchase chips in advance. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems, which would impact our sales.

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

Risks Associated With Our Capital Structure

Future sales of our common stock held by current stockholders may depress our stock price

         As of September 30, 2002, there were 8,123,303 shares of our common stock outstanding. We have filed three registration statements registering an aggregate 6,742,234 of shares of our common stock (a registration statement on Form S-3 registering the resale of 2,947,984 shares or our common stock, a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

Adverse effect on stock price from future issuances of additional shares

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of September 30, 2002, we had 8,123,303 shares of common stock issued and outstanding and an aggregate of 1,101,125 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 9,675,572 shares of common stock.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     The Company does not hold any investments in market risk sensitive instruments. Accordingly, the Company believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk instruments

Item 4.   Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding, nor to the knowledge of management are any legal proceedings threatened against the Company. From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.

Item 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c) During the three month period ended September 30, 2002, one employee and one director exercised stock options granted under one of the Company's stock option plans. The employees exercised options to acquire an aggregate of 34,350 shares of our common stock. The names of the option holder, the dates of exercise, the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.



                    Date of           No. of       Exercise
Name                Exercise          Shares       Price        Proceeds
----------          -----------       ---------    ----------  -----------
Howard Moore        07/12/02           33,750         $2.04      $68,850
Terri Phillips      07/31/02              600         $2.04      $ 1,224



Mr. Moore and Ms. Phillips paid for their shares with cash. Both Mr. Moore and Ms. Phillips exercised their options in reliance upon Section 4(2) of the Securities Act of 1933, because they are knowledgeable, sophisticated and had access to comprehensive information about the Company. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares of Ms. Phillips. A control legend was placed on Mr. Moore's shares as he is a member of the Company's Board of Directors.


(d) Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders of the Company was held on September 12, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                               Shares Voted              Votes
                                  "FOR"                Withheld
                               ------------            ---------
Edward Steele                  7,579,999                 36,283
John Klecha                    7,580,019                 36,263
Josef Bauer                    7,586,714                 29,568
Howard Moore                   7,098,069                518,213
Robert Weinberg                7,586,719                 29,563

         The proposal to appoint Salberg & Company, P.A., as independent accountants for the Company for the year ended March 31, 2003, was ratified by the following vote:

         Shares Voted      Shares Voted        Shares            Broker
         "FOR"             "AGAINST"           "ABSTAINING"      "NON-VOTE"
         -----             --------            -----------       ----------
         7,605,366         8,122               2,794             ___

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Fifth Amendment dated August 13, 2002 to Loan and Security Agreement dated April 26, 2001 by and between LaSalle Business Credit, Inc. and the Company.

10.2 First Amendment and Allonge to that Certain Demand Note dated April 26, 2001 executed by rhe Company in favor of LaSalle Business Credit, Inc. in the original principal amount of $10,000.00.

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company did not file any Report on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SINGING MACHINE COMPANY, INC.


                                    By: /s/ April J. Green
                                    ----------------------------------------
                                    April J. Green
                                    Chief Financial Officer
                                    (On behalf of Registrant and
                                    Chief Accounting Officer)
Dated:  November 14, 2002

                                 CERTIFICATIONS


I, Edward Steele, certify that:


1. I have reviewed this quarterly report on Form 10-Q of The Singing Machine Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002       /S/ Edward Steele
                                 -----------------
                                 Edward Steele
                                 Chief Executive Officer

                                 CERTIFICATIONS


I, April J Green, certify that:


1. I have reviewed this quarterly report on Form 10-Q of The Singing Machine Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002       /S/ April J Green
                                 -----------------
                                 April J Green
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                            Description

10.1 Fifth Amendment dated August 13, 2002 to Loan and Security Agreement dated April 26, 2001 by and between LaSalle Business Credit, Inc. and the Company.


10.2 First Amendment and Allonge to that Certain Demand Note dated April 26, 2001 executed by The Singing Machine Company, Inc. in favor of LaSalle Business Credit, Inc. in the original principal amount of $10,000,000.00

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002