Form 10-Q
period 2002-12-31
SINGING MACHINE CO INC
filed 2003-02-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                         Commission File Number 0-24968
                                                -------

                        THE SINGING MACHINE COMPANY, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                              95-3795478
        --------                                              ----------
(State of Incorporation)                                (IRS Employer I.D. No.)

             6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 596-1000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X} No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

There were 8,125,178 shares of Common Stock, $.01 par value, issued and outstanding at December 31, 2002.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - December 31, 2002 (Unaudited)
         and March 31, 2002 ..............................................  3

         Consolidated Statement of Operations - Three and nine months ended December 31, 2002 and 2001 (Unaudited).....................  4

         Consolidated Statement of Cash Flows - Nine months ended
         December 31, 2002 and 2001 (Unaudited) ..........................  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........ 19

Item 4.  Controls and Procedures.......................................... 19

PART II.                   OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 21

Item 2.  Changes in Securities and Use of Proceeds........................ 21

Item 3.  Defaults Upon Senior Securities ................................. 22

Item 4.  Submission of Matters to a Vote of Security Holders ............. 22

Item 5.  Other Information ............................................... 22

Item 6.  Exhibits and Reports on Form 8-K ................................ 22

SIGNATURES ............................................................... 24

CERTIFICATIONS ............................................................25

EXHIBIT INDEX..............................................................27

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31, 2002  MARCH 31, 2002
                                                                 -----------------  --------------
                                                                    (unaudited)
                             ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $   362,927      $ 5,520,147
Accounts receivable, net                                             19,535,201        3,536,903
Due from manufacturer                                                   753,206          488,298
Inventories                                                          30,016,924        9,274,352
Prepaid expenses and other current assets                             2,155,879          982,697
Deposits                                                                517,324          513,684
                                                                    -----------      -----------
TOTAL CURRENT ASSETS                                                 53,341,461       20,316,081
                                                                    -----------      -----------

PROPERTY AND EQUIPMENT, NET                                           1,232,227          574,657
                                                                    -----------      -----------

OTHER ASSETS
Security deposits                                                       180,532          135,624
Reorganization intangible, net                                          185,416          185,416
Deferred tax asset                                                           --          452,673
                                                                    -----------      -----------
TOTAL OTHER ASSETS                                                      365,948          773,713
                                                                    -----------      -----------

TOTAL ASSETS                                                        $54,939,636      $21,664,451
                                                                    ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $13,049,506      $ 1,846,238
Accrued expenses                                                      4,173,368        1,289,597
Deferred Revenue                                                        822,106
Loan payable                                                         10,163,088               --
Income tax payable                                                      630,796           58,542
                                                                    -----------      -----------
TOTAL CURRENT LIABILITIES                                            28,838,864        3,194,377
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 1,000,000 shares authorized,
no shares issues and outstanding                                             --               --
Common stock, Class A, $0.01 par value, 100,000 shares
authorized, no shares issued and outstanding                                 --               --
Common stock, $0.01 par value, 18,900,000 shares authorized,
8,125,178 and 8,020,027 shares issued and outstanding                    81,252           80,200
Additional paid-in capital                                            4,757,355        4,602,828
Retained earnings                                                    21,262,165       13,787,046
                                                                    -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                           26,100,772       18,470,074
                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $54,939,636      $21,664,451
                                                                    ===========      ===========

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                   Nine Months Ended
                                        December 31,       December 31,       December 31,       December 31,
                                            2002              2001                2002               2001
                                        ------------       ------------       ------------       ------------
NET SALES                               $ 48,869,776       $ 34,158,513       $ 85,998,383       $ 55,431,595

COST OF SALES                             35,438,420         22,719,929         62,090,759         36,821,615
                                        ------------       ------------       ------------       ------------

GROSS PROFIT                              13,431,356         11,438,584         23,907,624         18,609,980
                                        ------------       ------------       ------------       ------------

OPERATING EXPENSES
Compensation                               1,257,519          1,090,838          2,827,823          2,361,797
Commissions                                  581,800            777,209          1,127,221          1,266,016
Advertising                                3,210,330          1,038,056          4,082,940          1,942,442
Royalty expense                            1,189,706          1,191,169          2,064,336          1,596,800
Selling, general,
    and administrative expenses            2,110,769          1,413,371          5,153,503          3,248,749
                                        ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                   8,350,124          5,510,643         15,255,823         10,415,804
                                        ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                     5,081,232          5,927,941          8,651,801          8,194,176
                                        ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES)
Other Income                                  38,628             53,600            196,648            195,741
Interest Expense                            (117,704)          (104,877)          (228,597)          (143,034)
Interest Income                                   --             17,471             11,943             40,564
                                        ------------       ------------       ------------       ------------
NET OTHER EXPENSES                           (79,096)           (33,806)           (20,006)            93,271
                                        ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAX PROVISION         5,002,156          5,894,135          8,631,795          8,287,447

INCOME TAX PROVISION                      (1,105,569)            (6,000)        (1,156,676)           (18,000)
                                        ------------       ------------       ------------       ------------

NET INCOME                              $  3,896,587       $  5,888,135       $  7,475,119       $  8,269,447
                                        ============       ============       ============       ============

EARNINGS PER SHARE:
Basic                                   $        .48       $        .80       $        .92       $       1.20
                                        ============       ============       ============       ============
Diluted                                 $        .44       $        .69       $        .84       $       1.04
                                        ============       ============       ============       ============

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
Basic                                      8,123,548          7,335,758          8,101,441          6,900,918
                                        ============       ============       ============       ============
Diluted                                    8,944,027          8,565,861          8,947,897          7,973,514
                                        ============       ============       ============       ============

See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Nine Months Ended
                                                                                     December 31,
                                                                               2002               2001
                                                                           ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                 $  7,475,119       $  8,269,447
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
Depreciation and amortization                                                   454,806            209,334
Stock based expenses                                                                 --            171,472
Bad debt                                                                          3,356                 --
Deferred tax benefit                                                            452,673            (73,574)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                         (16,001,654)       (26,104,253)
Due from manufacturer                                                          (264,908)         1,379,901
Inventories                                                                 (20,742,572)        (1,900,092)
Prepaid expenses and other assets                                            (1,218,091)           261,287
Increase (decrease) in:
Accounts payable                                                             11,203,268          5,554,717
Accrued expenses                                                              2,883,772          4,157,472
Deferred Revenue                                                                822,106                 --
Income taxes payable                                                            572,254            (23,320)
                                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (14,359,871)        (8,097,609)
                                                                           ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                           (1,112,376)          (593,823)
Deposit for credit line                                                          (3,640)          (256,807)
Proceeds from investment in factor                                                   --            933,407
Proceeds from repayment of officer loans                                             --            117,425
Investment in and advances to unconsolidated subsidiary                              --            274,702
                                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (1,116,016)           474,904
                                                                           ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
Loan proceeds                                                                37,612,713         19,211,494
Loan repayments                                                             (27,449,625)       (11,644,383)
Proceeds from exercise of stock options and warrants                            155,579            956,078
                                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          10,318,667          8,523,189
                                                                           ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (5,157,220)           900,484

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               5,520,147          1,016,221
                                                                           ------------       ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                    $    362,927       $  1,916,705
                                                                           ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                   $    228,597       $    143,034
                                                                           ============       ============
Cash paid during the year for income taxes                                 $     73,207       $     18,000
                                                                           ============       ============

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on April 1, 2002 liquidity and accordingly has stopped amortizing the reorganization intangible, which had a net balance of $185,412 at March 31, 2002.

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


Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation". In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the quarter ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.


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

Certain amounts in the December 31, 2001 interim consolidated financial statements have been reclassified to conform to the December 31, 2002 presentation.

In the opinion of management, all adjustments, which are of a normal recurring nature and considered necessary to present fairly the financial positions, results of operations, and cash flows for all periods presented have been made.

The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2003.

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated. Assets and liabilities of the foreign subsidiary are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustment is not material.

NOTE 2 - DEPOSIT FOR LETTER OF CREDIT FACILITY

The Company, through its Hong Kong subsidiary, maintains letter of credit facilities with three major international banks. The Company's subsidiary is required to maintain separate deposit accounts at these banks in the amount of $517,324. This amount is included in deposits at December 31, 2002.

NOTE 3 - LOANS AND LETTERS OF CREDIT

In December 2002, the Company amended its Loan and Security Agreement (the "Agreement") with a commercial lender (the "Lender").

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

The Agreement contains a financial covenant stipulating a minimum tangible net worth of $20,000,000 from October 31, 2002 to December 31, 2002 with escalations after this point as defined in the Agreement.

The outstanding balance at December 31, 2002, was $10,163,088.

NOTE 4 - EQUITY

Stock options and warrants were exercised during the third quarter of fiscal year 2003. 1,875 shares of common stock were issued with proceeds to the Company of $3,825. The total of stock options and warrants exercised for the nine month period ended December 31, 2002 were 105,151 shares with a total proceeds to the Company of $155,684.

On December 31, 2002, 187,000 stock options were granted to various employees of the Company under the Stock Option Plan of 2001 at the then current stock price of $9.00 per share. Pursuant to APB no. 25, no compensation expense will be recognized.

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

Effective September 1, 2002, the Company signed an additional 24 - month lease to expand its corporate headquarters. The additional rent is $1,980 per month.

As of November 13, 2002, the Company amended its merchandise license agreement to license a name, trade name, and logo of a music oriented television network. The term of the agreement remained unchanged, expiring on December 31, 2003. The Company pays a royalty rate of a percentage of sales of the licensed or branded merchandise, as defined in the amended agreement. The original agreement required a minimum royalty of $686,250, which minimum was met with sales and was paid by the Company as of March 31, 2002. The current amendment places a new guaranteed minimum royalty of $1,500,000. This guaranteed minimum is recoupable against royalties of sales for the period January 1, 2003 through December 31, 2003 only. The guarantee is payable as follows:
         $500,000 on or before December 27, 2002;
         $333,334 on or before June 1, 2003;
         $333,333 on or before September 1, 2003; and $333,333 on or before December 1, 2003
As of December 31, 2002, the initial $500,000 had been paid and is included in prepaid expenses.

Effective December 23, 2002, the Company signed a 30-month lease for additional warehouse space in California for $44,947 per month commencing January 1, 2003.

NOTE 6 - CONCENTRATIONS

The Company derives the majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At December 31, 2002, approximately 50% of accounts receivable were due from two U.S. customers. Accounts receivable from two customers that individually owed over 10% of accounts receivable at December 31, 2002 was 25% and 25%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues derived from five customers for the nine months ended September 30, 2002 and 2001 were 73.1% and 98%. Revenues derived from three customers for the nine months ended December 31, 2002, which individually purchased greater than 10% of the Company's total revenues, were 23.1%, 17.9% and 17.6% for the nine months ended December 31, 2002 and two customers 66% and 36% for the nine months ended December 31, 2001.

In the fourth quarter of fiscal 2002, a major customer that provided 37% of the Company's revenue in 2002 converted its purchase method to a consignee basis. The Company recorded approximately $2,875,000 of sales returns and reversal of related cost of sales of $2,112,000 in the fourth quarter of fiscal 2002 and the customer retained the inventory on a consignment basis. As of December 31, 2002 this customer was still on a consignment basis with all but two products.

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

Purchases of products derived from three factories based in China during fiscal 2002 were 51%, 39%, and 5% and from two manufacturers based in China during fiscal 2001 were 80% and 14%, respectively. For the nine months ended December 31, 2002, purchases of product were derived from seven factories based in China.

The Company finances its sales primarily through a loan facility with one lender. Although management believes there are other sources available, a loss of the current credit facility could be in the short term, adversely affect operations until an alternate lending arrangement is secured.

Net sales derived from the Company's Hong Kong based subsidiary aggregated approximately $45,415,402 for the nine months ended December 31, 2002 and $27,485,628 for the same period in 2001. The carrying value of net assets held by the Company's Hong Kong based subsidiary, net of inter-company balances, was approximately ($6,270,855) at December 31, 2002.

NOTE 7 - EARNINGS PER SHARE

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2002 there were 1,286,250 common stock equivalents outstanding which may dilute future earnings per share.

NOTE 8 - SEGMENTS

The Company operates in one segment and maintains its records accordingly. Sales by customer geographic region for the nine months ended December 31, 2002, were as follows:

                                           December 31,
                                        2002           2001
                                    -----------    -----------
                 United States      $70,809,392    $55,300,710
                 Asia                    21,310         49,314
                 Australia              529,020             --
                 Canada                 696,073         37,344
                 Central America         61,046          4,789
                 Europe              12,978,811             --
                 Mexico                 902,731            122
                 South America               --         39,316
                                    -----------    -----------
                                    $85,998,383    $55,431,595
                                    ===========    ===========

NOTE 9 - SUBSEQUENT EVENTS

The Company entered into an agreement with a retail customer whereby they guaranteed the customer a minimum gross margin of $3,573,000 from the sale of the Company's products during the period from September 1, 2002 through January 15, 2003. Under the agreement, the Company will reimburse the customer for the difference between the customer's gross margin on sales and the minimum guarantee. The Company would have a total exposure of $3,537,000, in the event that there were no sales of the Company's products made by the retail customer during this period. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition", the Company has not recognized any revenues or related cost of sales at December 31, 2002. Any revenues or related cost of sales will be recognized at January 15, 2003 ("settlement date"), since the ultimate net sales are not determinable until that date. In accordance with the Emerging Issues Task Force ("EITF") Issue 01-9, the guarantee is considered a reduction of sales. As of the settlement date of the contract, the decrease in sales is $2,570,047, bringing net sales under this agreement to ($167,737) and net loss on the agreement to ($1,594,113). As of this date, an initial amount of $1,500,000 has been paid against the amount due under the settlement. The remaining amount is payable in four equal payments of $267,511 on April 25, July 25 and October 25, 2003 and January 25, 2004.

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

GENERAL

The Singing Machine Company, Inc. and its wholly owned subsidiary, International
(SMC) HK, Ltd.(the "Company", "we" or "us") engages in the production, distribution, marketing and sale of consumer karaoke audio equipment, accessories and music. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(C) trademark.

Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such retail outlets as Best Buy, Toys R Us, Target, J.C. Penney and Circuit City.

We had a net income before tax of $8,631,795 for the nine-month period ended December 31, 2002.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended December 31, 2002 were $48,869,776, compared to revenues of $34,158,513 for the three months ended December 31, 2001. Revenues for the nine months ended December 31, 2002 and 2001 were $85,998,383 and $55,431,595, respectively. Our revenue increase for the nine months of 55.1% is due to increased sales and the introduction of new products and services. We also obtained several significant new national retail customers in our third quarter ended December 31, 2002.

GROSS PROFIT

Gross profit for the three-month period ended December 31, 2002 was $13,431,356 or 27.5% of sales compared with $11,438,584 or 33.7% of sales for the second quarter of the prior year. Gross profit for the nine months ended December 31, 2002 was $23,907,624 or 27.8% of sales compared with $18,609,980 or 33.6% of sales for the nine months ended December 31, 2001. The decrease in gross profit is primarily due to increased sales from our subsidiary and sales to international customers. Our international sales were primarily in Europe, Canada and Australia. Sales to international customers historically maintain a lower gross profit because there are no other variable expenses from these sales. Other variable expenses that are normally included with sales are advertising allowances, returns and commissions.

OPERATING EXPENSES

Operating expenses were $8,350,124 or 17.1% of total revenues, in the third quarter, up from $5,510,643 or 16.1% of total revenues, in the third quarter of the prior year. For the nine months ended December 31, 2002 and 2001, operating expenses were $15,255,823 or 17.7% of total revenues and $10,415,804 or 18.8%of total revenues, respectively.

The primary factors that contributed to the increase of approximately $1,532,132 in operating expenses for the nine months ended December 31, 2002 are:

         (i) the increase in depreciation in the amount of $188,713 due to the addition of molds for new product additions for fiscal year 2003,
         (ii) compensation expense in the amount of $466,026 due to the addition of key personnel in Florida, in our California facility and at our Hong Kong subsidiary,
         (iii) expansion of the California warehouse and its associated expenses in the amount of $701,789,
         (iv) expansion of the Hong Kong subsidiary and its related expenses, in the amount of $340,710.
         (v) increases in product development fees for development of future product $300,454.

Other increases in operating expenses were to selling expenses, which are considered variable. These expenses are based directly on the level of sales and include commissions, direct and co-operative advertising, and royalty expenses. These areas alone contributed $2,469,239 to the increase in operating expenses.

DEPRECIATION AND AMORTIZATION EXPENSES

The Company's depreciation and amortization expenses were $466,561 or .6 % of total revenues for the nine months ended December 31, 2002, up from $236,032 or ..7% for the nine months ended December 31, 2001. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new molds and tooling for our expanded product line, as well as minimal costs for additional computer equipment and furniture for additional personnel.

OTHER INCOME AND EXPENSES

Other expense net of other income was $79,076, for the third quarter of fiscal 2003 compared to other expenses net of other income of $33,806 for the third quarter of fiscal 2002. Other expenses net of other income for the nine months ended December 31, 2003 were $20,006 compared to income of $93,271 for the nine months ended December 31, 2001. Our interest expense increased during the nine months ended December 31, 2002 compared to the same period of the prior year primarily due to our increased use of our credit facility with LaSalle during this period. Prior to August 2002, the Company had cash reserves to fund operations and did not need to borrow on the line. Our interest income increased from $2,475 during the nine months ended December 31, 2001, to $11,943 during the first nine months of fiscal 2003 because we earned income on our cash balances held by our lender by investing in 24 hour commercial paper investments.

INCOME BEFORE INCOME TAX EXPENSE

The Company's net income before income taxes was $8,631,795 for the nine months ended December 31, 2002 compared with $8,287,447 for the same period of the prior year.

INCOME TAX EXPENSE

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary.

During the first three quarters of fiscal 2003, the Company showed a profit in both the U.S. parent company and in International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary.

As a result of the annualization of this profit, the U.S. parent company has used up its net operating loss carryforwards. The Company had a deferred tax benefit at March 31, 2002 of $452,673 that had been taken in prior years. Now that the net operating losses have been depleted, the Company must expense this benefit. The computed provision for income taxes at December 31, 2002 was $704,003. This includes accruals for both federal and state income taxes. This provision plus the expense of the tax benefit make up the income tax expense of $1,156,676.

The Hong Kong subsidiary has applied for an income tax exclusion based on the nature of its income. The claim for this exemption is still pending with Inland Revenue of Hong Kong; therefore, no accrual is made for Hong Kong income taxes.

NET INCOME

As a result of the foregoing, the Company's net income was $7,475,119 for the first nine months of fiscal 2003 compared with $8,269,447 for the first nine months of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had cash on hand of $362,927 compared to $5,520,147 at March 31, 2002. The decreased cash is a direct result of increased inventory levels and accounts receivables. At December 31, 2002, the Company had current assets of $53,341,462 and total assets of $54,939,636 compared to current assets of $20,316,081 and total assets of $21,664,451 at March 31, 2002. The increase in current assets is the result of increased accounts receivable from sales of the third quarter and increased inventory levels. Increases in accounts receivable are common for this quarter of our fiscal year, due to the high volume of sales. The receivables created in the fiscal third quarter are subsequently collected in the fiscal fourth quarter. Due to overall economic conditions, sales in the third quarter were not as high as expected. Although sales of the Company's product on a retail level were high, anticipated reorders from customers were not received during the third quarter. The lack of reorders decreased the Company's liquidity, as the Company now has a higher than expected level of inventory. This inventory is new, saleable inventory that the Company expects will sell within the next six to nine months. The increase in total assets is due to the increase in accounts receivable, inventory and fixed assets.

         Current liabilities increased to $28,838,865 as of December 31, 2002, compared to $3,194,377 at March 31, 2002. This increase in current liabilities is primarily due to increased accounts payable for inventory purchases and usage of the credit facility with LaSalle Business Credit. At December 31, 2002, the balance of the credit facility with LaSalle Business Credit was $10,163,088.

         The Company's stockholders' equity increased to $26,100,772 as of December 31, 2002 from $18,470,074 as of March 31, 2002, due primarily to the net income for the first three fiscal quarters.

         Cash flows used in operating activities were $14,359,871 during the nine months ended December 31, 2002. Cash flows were used in operating activities primarily due to the increase in inventory in the amount of $20,742,572, accounts receivable in the amount of $16,001,654 and an income tax payable accrual of $572,254 The increased inventory was partially offset by the increase in accounts payable, which funded this inventory.

         Cash used in investing activities during the nine months ended December 31, 2002 was $1,116,016. Cash used in investing activities resulted primarily from the purchase of fixed assets in the amount of $1,112,376. The purchase of fixed assets consists primarily of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over three years.

         Cash flows provided by financing activities were $10,318,667 during the nine months ended December 31, 2002. This consisted of proceeds from the exercise of warrants and options in the amount of $155,579. The remainder of cash provided from financing activities was provided by net borrowings on the credit line at LaSalle National Bank in the amount of $10,163,088.

         Due to the increased level of inventory and accounts payable as of December 31, 2002, the Company has an increased need for working capital. As of December 31, 2002, the Company had current assets of $53.3, which consisted primarily of accounts receivable and inventory; and current liabilities of approximately $28.8 million. The most significant current liabilities include
(i) approximately $13 million in accounts payable, of which approximately $9 million is amounts payable to the Company's factories in China and (ii) $10 million outstanding under the Company's credit facility with LaSalle Bank. Over the past few months, the Company has had discussions with its factories in China and they have indicated that they are willing to extend the payment dates for the Company's obligations. The Company also has been negotiating with LaSalle Bank to increase the credit available to the Company. Under the Company's credit facility with LaSalle Bank, the Company has a 45-day clean-up period between March 15, 2003 and April 30, 2003 in which the Company is required to have a zero balance (i.e., the Company can not borrow any money under its credit facility during this time period). Given the Company's current liquidity situation, the Company is requesting that LaSalle change this clean-up period to a later time period, such as May 15, 2003 - June 30, 2003.

         The Company's primary credit facility is with LaSalle Bank., which the Company entered into in April 2001. Under this credit facility, LaSalle Bank will advance up to 75% of the Company's eligible accounts receivable, plus up to 40% of eligible inventory, plus us up to 40% of commercial letters of credit issue by LaSalle minus reserves as set forth in the loan documents. The credit facility is subject to loan limits from zero to $25 million, depending on the time of the year, as stipulated in the loan documents. The credit facility expires on April 26, 2004 and is automatically renewable for one-year terms thereafter. Under the terms of the credit facility, the Company is required to maintain certain financial ratios and conditions. The loan contains a clean up period every 12 months where the loan amount must go to zero for a period of time. The loan is secured by a first lien on all present and future assets of the Company ,except tooling located in China.

         Our Hong Kong subsidiary, International SMC, has three letters of credit facilities available to finance its inventory purchases. These facilities are (1) a $2 million facility at Hang Sang Bank, (ii) a $2.5 million facility at Hong Kong Shanghai Banking Corporation and (ii) a $1 million facility at Fortis Bank

         The Company intends to satisfy its capital and liquidity requirements over the next ninety (90) days by (i) relying on credit extended to it from its factories in China, (ii) working with LaSalle Bank to increase the credit available to the Company under its credit facility, (iii) drawing on letters of credit with banks in Hong Kong to finance purchases of inventory, (iv) using cash collected from accounts receivable and (v) securing a $2 million credit facility with a financial institution in the Far East within the next two weeks. The Company's long-term plans for its capital and liquidity requirements are the same as its short-term plan. Additionally, the Company believes that it will have decreased levels of inventory purchases during the next six to nine months, utilizing inventory already on hand. The Company believes that its cash, cash equivalents, combined with financing obtained from LaSalle, its Hong Kong lenders and/or another financial institution, will be adequate to meet its capital need for at least the next 9 to 12 months.

         As of January 31, 2003, the Company's material commitments for capital expenditures are its obligations to (i) repay $4.3 under its credit facility with LaSalle Bank by March 15, 2003, (ii) pay $2,570,047 under a guaranteed sales contract with a retail customer (as described below), (iii) make certain guaranteed minimum royalty payments in the amount of (a) $1.5 million over the next year under its licensing agreement with MTV, which expires on December 31, 2003 and $450,000 under its licensing agreement with Nickelodeon, which expires on December 31, 2004, and (iv) make lease payments totaling approximately $85,000 per month for warehouse space in California until June 2005 and (v) capital expenditures in the amount of approximately $1.2 million for mold, furniture and fixtures during fiscal 2004. The Company has other contractual obligations under its real estates leases in Florida and Hong Kong.

         In April 2002, the Company entered into an agreement with a retail customer whereby it guaranteed the customer a minimum gross margin of $3,573,000 from the sale of the Company's products during the period from September 1, 2002 through January 15, 2003. Under the agreement, the Company will reimburse the customer for the difference between the customer's gross margin on sales and the minimum guarantee. The Company would have a total exposure of $3,537,000, in the event that there were no sales of the Company's products made by the retail customer during this period. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition", the Company has not recognized any revenues or related cost of sales at December 31, 2002. Any revenues or related cost of sales will be recognized at January 15, 2003 ("settlement date"), since the ultimate net sales are not determinable until that date. In accordance with the Emerging Issues Task Force ("EITF") Issue 01-9, the guarantee is considered a reduction of sales. As of the settlement date of the contract, the decrease in sales is $2,570,047, bringing net sales under this agreement to ($167,737) and net loss on the agreement to ($1,594,113). As of this date, an initial amount of $1,500,000 has been paid against the amount due under the settlement. The remaining amount is payable in four equal payments of $267,511 on April 25, July 25 and October 25, 2003 and January 25, 2004.

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

         Accrual for product returns. We regularly receive requests from our customers for product returns. Our accrual amount is based on historical experience and is recorded as a reduction of sales and costs of sales and as a liability equal to the resulting gross profit on the estimated returns. At December 31, 2002, the accrual was approximately $1,253,104.

         Estimate for Doubtful Accounts. We estimate an allowance for doubtful accounts using the specific identification method since a majority of accounts receivable are concentrated with several customers whose credit worthiness is evaluated periodically by us. The allowance was $3,356 at December 31, 2002.

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

RISK FACTORS

         Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Quarterlyl Report.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS WHICH ARE SUBJECT TO THE UNCERTAINTY OF ADDITIONAL FINANCING

         As of December 31, 2002, we had current assets of $53.3 million, consisting primarily of inventory and accounts receivable and current liabilities of $28,838,864. We have developed a plan to satisfy our short-term and long-term capital needs. See "Management Discussion and Analysis of Financial Condition - Liquidity" on page 14 of this Quarterly Report. We believe that we will be able to secure adequate financing pursuant to this plan. However, if we do not obtain sufficient financing, our business operations and financial condition will be adversely affected. If the Company does not have adequate financing, it may not be able to purchase sufficient inventory for fiscal 2004 and this may reduce sales and net income during fiscal 2004. Furthermore, the Company may have to scale back its business operations in Florida, California and the Far East if it does not have adequate financing.

WE RELY ON SALES TO A LIMITED NUMBER OF KEY CUSTOMERS, WHICH ACCOUNT FOR A LARGE PORTION OF OUR NET SALES

         As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended December 31, 2002 and 2001 were approximately 73.1% and 98% respectively. In the third quarter of fiscal 2003, two major customers accounted for 32.5% and 23.5% of our net sales. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or requesting that we bear the risks and the cost of carrying inventory, such as consignment agreements, could adversely affect our business, financial condition and results of operations. The Company has significantly broadened its base of customers, decreasing the amount of reliance on their largest customers. If one or more of our major customers were to cease doing business with us, significantly reduced the amount of their purchases from us or returned substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations.

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

OUR LICENSING AGREEMENT WITH MTV IS IMPORTANT TO OUR BUSINESS

         We generated $23,354,270, or 37.8% of our net sales, in fiscal 2002 from our sales of MTV licensed merchandise. Management values this license with MTV and desires to continue this licensing relationship. If the MTV license were to be terminated or fail to be renewed, our business, financial condition and results of operations could be adversely affected. However, management believes that our company has developed a strong brand name in the karaoke industry and that it will be able to continue to develop and grow its business, even if the MTV licensing relationship did not exist. Our licensing agreement with MTV expires on December 31, 2003.

INVENTORY MANAGEMENT AND CONSIGNMENT ARRANGEMENTS

         Because of our reliance on manufacturers in the Far East for our machine production, our production lead times are relatively long. Therefore, we must commit to production in advance of customers orders. If we fail to forecast customers or consumer demand accurately we may encounter difficulties in filling customer orders or liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. As of December 31, 2002, we had $30 million in inventory. We will attempt to liquidate this excess inventory during fiscal 2004. We believe that all of this inventory is highly marketable and saleable; however, there can be no assurances that we will be able to liquidate this inventory during our upcoming fiscal year.

         As of December 31, 2002, we had consignment agreements with three of our customers. It is more difficult to manage our inventory when our products are sold on consignment. Two of these consignment agreements expired on February 1, 2003. We expect that our remaining consignment agreement will expire on February 28, 2003 for most of the products sold by this retail customer (our music sales with this customer will still remain on consignment). Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

         As economic conditions fluctuate, retail environments adjust their buying patterns accordingly in order to decrease their position in inventory on hand. Although the sales of the Company's product were high, on a retail level, for the nine months ended December 31, 2002, the sales of other product lines not affiliated with consumer electronics were not. This had a direct effect on the decreased amount of reorders received by the Company in the fiscal third quarter of 2003.

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

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST

         During fiscal 2002, approximately 55% of our sales were domestic sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we lost approximately $3 million in orders because we couldn't get these product off the pier. If another strike or work slow-down were to occur and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to our company and may reduce our profitability.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

         Market prices of the securities of companies in the toy and entertainment industry are often volatile. The market prices of our common stock may be affected by many factors, including:

         -unpredictable consumer preferences and spending trends;

         -operating results that vary from the expectations of investors and securities analysts;

         - the actions of our customers and competitors (including new product line announcements and introduction;

         - changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer and electronics and toy markets;

         -regulations affecting our manufacturing operations in China;

         -other factors affecting the entertainment and consumer electronics industries in general; and

         -sales of our common stock into the public market.

         In addition, the stock market periodically has experienced significant price and volume fluctuations which may have been unrelated to the operating performance of particular companies.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS

         We are dependent upon six factories in the People's Republic of China to manufacture all of our electronic products. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings, political instability, and other factors, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on us because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of certain of our manufacturers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured.

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

WE HAVE SIGNIFICANT RELIANCE ON LARGE RETAILERS, WHICH ARE SUBJECT TO CHANGES IN THE ECONOMY

         We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Certain of such retailers have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and some are currently operating under the protection of bankruptcy laws. Despite the difficulties experienced by retailers in recent years, we have not suffered significant credit losses to date. Deterioration in the financial condition of our customers could have a material adverse effect on our future profitability.

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

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF OUR MANAGEMENT TEAM

         Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. Although we have entered into employment contracts with Edward Steele, our Chief Executive Officer; John Klecha, our President, Chief Operating Officer; and Jack Dromgold, our Executive Vice President of Sales and Marketing, the loss of the services of any of these individuals could prevent us from executing our business strategy. Mr. Klecha's employment agreement expires on May 31, 2003. We are currently in negotiations with Mr. Klecha regarding his employment with our company after May 31, 2003. We cannot assure you that we will be able to find appropriate replacements for Edward Steele, John Klecha or Jack Dromgold, if the need should arise, and any loss or interruption of Mr. Steele, Mr. Klecha or Mr. Dromgold's services could adversely affect our business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS MAY DEPRESS OUR STOCK PRICE

         As of December 31, 2002, there were 8,125,178 shares of our common stock outstanding. We have filed three registration statements registering an aggregate 6,742,234 of shares of our common stock (a registration statement on Form S-3 registering the resale of 2,947,984 shares or our common stock, a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

ADVERSE EFFECT ON STOCK PRICE FROM FUTURE ISSUANCES OF ADDITIONAL SHARES

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of December 31, 2002, we had 8,125,178 shares of common stock issued and outstanding and an aggregate of 1,336,250 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 9,438,572 shares of common stock.

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

ITEM 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c) On December 31, 2002, we issued an aggregate of 187,000 options to our employees, as consideration for services they had rendered to us. We issued these options to our employees in reliance upon Section 4(2) of the Securities Act, because our employees were knowledgeable, sophisticated and had access to comprehensive information about us.

Name                                      Number of Options  Exercise Price
----                                      -----------------  --------------
Frank Abell                                           6,000  $9.00
Jennifer Barnes                                       5,000  $9.00
Dan Becherer                                         10,000  $9.00
Almina Brady-Dykes                                    6,000  $9.00
Elizabeth Canela                                      3,000  $9.00
Tammy Chestnut                                        1,000  $9.00
Belinda Cheung                                          500  $9.00
Danny Cheung                                          1,000  $9.00
Jeffrey Chiu                                          1,000  $9.00
Brian Cino                                            3,000  $9.00
John DeNovi                                          10,000  $9.00
Teresa Garcia                                        15,000  $9.00
April Green                                          20,000  $9.00
Alicia Haskamp                                       18,000  $9.00
Michelle Ho                                           3,000  $9.00
Wilson Ho                                             1,000  $9.00
Dale Hopkins                                         10,000  $9.00
Irene Ko                                              3,000  $9.00
Bill Lau                                              4,500  $9.00
Dora Lee                                              3,000  $9.00
Nataly Lessard                                        6,000  $9.00
Gigi Leung                                              500  $9.00
Marian McElligott                                    15,000  $9.00
Adolph Nelson                                         2,000  $9.00
Rick Ng                                                 500  $9.00
Cathy Novello                                         4,000  $9.00
Jennifer O'Kuhn                                       2,000  $9.00
Jorge Otaegui                                         2,000  $9.00
Terri Phillips                                        3,000  $9.00
Melody Rawski                                         5,000  $9.00
Asante Sellers                                        1,000  $9.00
Stacy Sethman                                         5,000  $9.00
John Steele                                          10,000  $9.00
Richard Torrelli                                      1,000  $9.00
Nicolas Venegas                                       2,000  $9.00
Vicky Xavier                                          2,500  $9.00
Ho Man Yeung                                            500  $9.00
Yen Yu                                                1,000  $9.00

         For each employee, twenty percent (20%) of their options are exercisable on January 1, 2004 and 20% exercisable each January 1st thereafter with the last 20% becoming exercisable on January 1, 2008. The options expire 5 years after they become exercisable with varying expiration dates from December 31, 2009 through December 31, 2013.

         During the three month period ended December 31, 2002, one employee exercised stock options issued under our 1994 Amended and Restated Management Stock Option Plan. The employee exercised options to acquire an aggregate of 1,875 shares of our common stock. The name of the option holder, the date of exercise, the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                    Date of           No. of       Exercise
Name                Exercise          Shares       Price        Proceeds
-------------       --------          -------      --------     --------
Adolph Nelson       12/19/02           1,875        $2.04       $ 3,825


Mr. Nelson paid for his shares with cash. Mr. Nelson exercised his options in reliance upon Section 4(2) of the Securities Act of 1933, because he is are knowledgeable, sophisticated and had access to comprehensive information about the Company. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares of Mr. Nelson.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

         In February 2003, the Board requested that Mr. Steele remain as Chief Executive Officer and Chairman of the Board for another year, until February 28, 2004. Mr. Steele will be employed under the terms of his employment agreement dated March 1, 1998 and an amendment effective as of May 5, 2000. In a press release dated February 1, 2002 and in subsequent SEC filings, the Company had announced that Mr. Steele would be retiring as the Chief Executive Officer on February 28, 2003. John Klecha will remain employed as the Chief Operating Officer and President of the Company until May 31, 2003, which is the expiration date of his employment agreement with the Company. The Board is currently in negotiations with Mr. Klecha regarding his employment with the Company after May 31, 2003. Further, in January 2003, the Board commenced a search process to identify talented senior level executives to join the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1 Sixth Amendment dated December 27, 2002 to Loan and Security Agreement dated April 26, 2001 by and between LaSalle Business Credit, Inc. and the Company.

         10.2 Sublease dated December 2002 between Nakamichi America Corporation and the Company for warehouse space in Rancho Dominguez, California.

         10.3 Domestic Merchandise License Agreement dated November 1, 2000 between MTV Networks, a division of Viacom International, Inc. and the Company (portions of this Exhibit 10.3 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

         10.4 Amendment dated January 1, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company (portions of this Exhibit 10.4 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

         10.5 Second Amendment as of November 13, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company (portions of this Exhibit 10.5 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

         99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company did not file any Report on Form 8-K during the three months ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE SINGING MACHINE COMPANY, INC.

                                    Dated February 14, 2003

                                    By: /s/ April J. Green
                                    --------------------------------------------
                                    April J. Green
                                    Chief Financial Officer
                                    (On behalf of Registrant and
                                    Chief Accounting Officer)

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



Date:    February 14, 2003       / S /    Edward Steele

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



Date:    February 14, 2003       / S /    April J Green

                                 April J Green
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

10.1 Sixth Amendment dated December 27, 2002 to Loan and Security Agreement dated April 26, 2001 by and between LaSalle Business Credit, Inc. and the Company.

10.2 Sublease dated December 27, 2002 between Nakamichi American Corporation and the Company for warehouse space in Rancho Dominguez, California.


10.3 Domestic Merchandise License Agreement dated November 1, 2000 between MTV Networks, a division of Viacom International, Inc. and the Company (portions of this Exhibit 10.3 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.4 Amendment dated January 1, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company (portions of this Exhibit 10.4 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

10.5 Amendment dated November 13, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company (portions of this Exhibit 10.5 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002

99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002