Form 10-K
period 2003-03-31
SINGING MACHINE CO INC
filed 2003-07-17
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

                                    0 - 24968
                                    ---------
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
                        ---------------------------------
               (Exact Name Registrant as Specified in its Charter)

             Delaware                               95-3795478
      ----------------------             ----------------------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price for the common stock of $11.00 per share as reported on the American Stock Exchange on September 30, 2002 was approximately $89,888,458 (based on 8,171,678 shares outstanding).

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

There were 8,171,678 shares of common stock, issued and outstanding at March 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003


                                                                               Page
                                                                               ----
                                     PART I

Item 1.   Business                                                               4
Item 2.   Properties                                                             9
Item 3.   Legal Proceedings                                                      9
Item 4.   Submission of Matters to a Vote of Security Holders                   10

                                     PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters    10
Item 6.   Selected Financial Data                                               11
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk            18
Item 8.   Financial Statements and Supplementary Date                           24
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                  24

                                    PART III

Item 10.  Directors and Executive Officers                                      25
Item 11.  Executive Compensation                                                27
Item 12.  Security Ownership of Certain Beneficial Owners and Management        31
Item 13.  Certain Relationships and Related Transactions                        33
Item 14.  Controls and Procedures                                               33

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       34




                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations - Factors That May Affect Future Results and Market Price of Stock."

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

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

         The Singing Machine Company, Inc. (the "Company," "we," "us" or "our") is engaged in the development, production, distribution, marketing and sale of consumer karaoke audio equipment, accessories and music. We contract for the manufacture of all electronic equipment products with factories located in Asia. We also produce and market karaoke music, including CD plus graphics ("CD+G's"), and audiocassette tapes containing music and lyrics of popular songs for use with karaoke recording equipment. All of our recordings include two versions of each song; one track offers music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all of the cassettes sold by us are accompanied by printed lyrics, and our karaoke CD+G's contain lyrics, which appear on the video screen. We contract for the reproduction of music recordings with independent studios.

         We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we were the first company to offer karaoke electronic recording equipment and music for home use in the United States.

         In May 1994, we merged into a wholly owned subsidiary incorporated in Delaware with the same name. As a result of that merger, the Delaware Corporation became the successor to the business and operations of the California Corporation and retained the name The Singing Machine Company, Inc. In July 1994, we formed a wholly owned subsidiary in Hong Kong, now known as International SMC (HK) Ltd. ("International SMC" or "Hong Kong subsidiary"), to coordinate our production and finance in Asia.

         In November 1994, we closed an initial public offering of 2,070,000 shares of our common stock and 2,070,000 warrants. In April 1997, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 17, 1998, our plan of reorganization was approved by the U.S. Bankruptcy Court. On June 10, 1998, our plan of reorganization had been fully implemented. Our common stock currently trades on the American Stock Exchange under the symbol "SMD." We were listed on the AMEX on March 8, 2001. Our principal executive offices are located in Coconut Creek, Florida.

         As used herein, the "Company," "we," us" and similar terms include The Singing Machine Company, Inc. and its subsidiary, International SMC (HK) Ltd., unless the context indicates otherwise.

RECENT DEVELOPMENTS

         We faced several challenges during our fiscal year ended March 31, 2003. Although our net sales increased to $95,613,766 in the twelve months ended March 31, 2003 ("fiscal 2003") compared to net sales of $62,475,753 in the twelve months ended March 31, 2002 ("fiscal 2002"), our net income decreased to $1,217,812 or $.15 per share in fiscal 2003 compared with net income of $6,289,065 in fiscal 2002 or $.88 per share. Several factors contributed to this decrease in net income, including but not limited to a loss on a guaranteed sales contract of approximately $2.5 million, an inventory reserve charge of approximately $3.7 million, higher than expected operating expenses of $21.6 million in fiscal 2003 and an income tax liability expenses of $198,772. A more detailed explanation of our financial results is contained under "Management's Discussion and Analysis and Results of Financial Condition" on page 11.

         As a result of these factors, our net worth declined to a level which took us out of compliance with a tangible net worth requirement contained in our credit facility with our commercial lender, LaSalle Business Credit, LLC ("LaSalle," "commercial lender" or "lender"). In March 2003, our lender notified us that we were in default of this requirement and that it could accelerate our loan at any time. Due to the liquidity difficulties associated with the excess inventory exposure and our lender's notice of default, we have received a going concern uncertainty paragraph on our audited financial statements for fiscal 2003. While we are endeavoring to sell the excess inventory from last year, to renegotiate our loan with LaSalle and to seek other sources of financing, we cannot assure that we will be successful in any of these efforts.

         We also made a decision to restate our financial statements for the fiscal year ended March 31, 2002 and 2001 to increase the accrual for income taxes. The restatement does not change reported revenue, gross margin or pre-tax income for fiscal 2002 or fiscal 2001. See "Management's Discussion and Analysis of Results of Operation and Financial Condition - Restatement" on page 10.

PRODUCT LINES

         We currently have a product line of 34 different models of karaoke machines plus 12 accessories such as microphones, incorporating such features as CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, video cassette recorders, and home theater systems. Our machines sell at retail prices ranging from $30 for basic units to $400 for semi-professional units. We currently offer our music in two formats - multiplex cassettes and CD+G's with retail prices ranging from $6.99 to $19.99. We currently have a song library of over 3,500 recordings, which we license from publishers. Our library of master recordings covers the entire range of musical tastes including popular hits, golden oldies, country, rock and roll, Christian, Latin music and rap. We even have backing tracks for opera and certain foreign language recordings.

MARKETING, SALES AND DISTRIBUTION

MARKETING

         We rely on management's ability to determine the existence and extent of available markets for our products. Our management has considerable marketing and sales background and devotes a significant portion of its time to marketing related activities. We achieve both domestic and direct sales by marketing our hardware and music products primarily through our own sales force and various independent sales representatives. Our representatives are located across the United States and are paid a commission based upon sales in their respective territories. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. At March 31, 2003, we worked with 18 independent sales representatives. We work closely with our major customers to determine marketing and advertising plans.

         We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the American Toy Fair each February in New York and the Hong Kong Electronics Show each October in Hong Kong. We spent approximately $674,925, $181,866 and $55,376 on research and development in fiscal 2003, 2002 and 2001, respectively. The primary purpose of our research and development expenses is to develop prototypes and working samples.

         Our karaoke machines and music are marketed under the Singing Machine(R) trademark throughout the United States, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores, and warehouse clubs. Our karaoke machines and karaoke music are currently sold in such stores as Best Buy, Circuit City, J.C. Penney, Target and Toys R Us.

         Our licensing agreements with MTV Networks and Nickelodeon have further expanded our brand name and our customer base. Through our license with MTV, we have begun to focus on the 12 to 24 year old market and through our agreement with Nickelodeon, we have reached an even younger age group between the ages of 3-6. We also expanded our licensed product lines in fiscal 2003 with the addition of Hard Rock Academy(R) and Motown(R) (Universal Music Entertainment) agreements. The addition of these agreements will help us to reach demographic areas covering all ages.

         In November 2001, we signed an international distributorship agreement with Arbiter Group, PLC ("Arbiter"). Arbiter is the exclusive distributor of Singing Machine(R) karaoke machines and music products in the United Kingdom and a non-exclusive distributor in all other European countries. The agreement terminates on December 31, 2003, subject to an automatic renewal provision.

         In March 2003, we signed an international distributorship agreement with Top-Toy (Hong Kong) Ltd. Top Toy is the exclusive distributor of Singing Machine(R) karaoke machines and music products in Denmark, Norway, Sweden, Iceland and Faeroe Islands. The agreement is for three years, from January 1, 2003 until December 31, 2005.

SALES

         As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2003, 2002 and 2001, respectively, were approximately 67%, 87% and 78% respectively. In fiscal 2003, 2002 and 2001, Best Buy and Toys R Us each accounted for more than 10% of our revenues. In fiscal 2003 Target and in fiscal 2002 Costco also accounted for more than 10% of our revenues. Although we have long-established relationships with all of our customers, we do not have long-term contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

         During the last three years, our revenues from international sales have increased. Sales by customer geographic regions were as follows:

                                 2003            2002           2001
                             -----------     -----------     -----------
         United States       $76,777,138     $62,333,801     $34,391,540
         Asia                     21,310          49,314              --
         Australia               814,334              --              --
         Canada                  919,642          47,565          11,420
         Central America          96,836           5,756              --
         Europe               15,714,846              --         433,821
         Mexico                1,225,111              --              --
         South America            44,549          39,317          38,570
                             -----------     -----------     -----------
                             $95,613,766     $62,475,753     $34,875,351
                             ===========     ===========     ===========

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

DISTRIBUTION

         We distribute hardware products to retailers and wholesale distributors through two methods: shipments of product from inventory (domestic sales), and shipments of product directly through our Hong Kong subsidiary and manufacturers in Asia (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout the United States from inventories maintained at our warehouse facilities in Florida or California.

         Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a "domestic supplier of imported goods." We purchase karaoke machines overseas from certain factories in China for our own account, and warehouse the products in leased facilities in Florida and California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, warehouse sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots. In the fiscal year ended March 31, 2003, approximately 48% of our consolidated sales were domestic sales.

         Direct Sales. We ship some hardware products sold by us directly to customers from Asia through International SMC, our Subsidiary. Sales made through International SMC are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers world wide, who pay International SMC pursuant to their own international, irrevocable, transferable letters of credit or on an open account. In the fiscal year ended March 31, 2003, approximately 52% of our consolidated sales were direct sales.

MANUFACTURING AND PRODUCTION

         Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in the Shenzhen Special Economic Zone and Guangdong Province of the People's Republic of China, who assemble our karaoke machines. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by International SMC. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our Singing Machine(R) trademarks, as well as trademarks associated with our merchandise license agreements.

         We have obtained copyright licenses from music publishers for all of the songs in our music library. We contract with outside studios on a work-for hire basis to produce recordings of these songs. After the songs have been recorded, the Company authors the CD+G's in our in-house studio. We use outside companies to mass-produce the CD+G's and audiocassettes, once the masters have been completed.

         While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by them are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition. Similarly, although we primarily use six factories to manufacture our karaoke machines and accessories, and a small number of studios to record our music (including our in-house production), we do not anticipate that the loss of any single manufacturer or single studio would have a material long-term adverse effect on our business, operations or financial condition. To ensure that our high standards of product quality and factories meet our shipping schedules, we utilize Hong Kong based employees of International SMC as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.

         All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2003, 2002 and 2001, warranty claims have not been material to our results of operations.

MERCHANDISE LICENSE AGREEMENTS

         In November 2000, we entered into a multi-year merchandise license agreement with MTV Networks, a division of Viacom International, Inc., to create the first line of MTV karaoke machines and compact disks with graphics ("CD+G's") featuring music for MTV's core audience. Under the licensing agreement, we originally produced two MTV-branded machines for the fiscal 2002 year: (1) a large format karaoke machine with a built in, fully functional television that enables users to view song lyrics and (2) a small karaoke system that connects to a television. We also produced exclusive CD+G's featuring music catering to MTV's core audience, that were distributed with the MTV branded karaoke machines. We have amended the agreement three times since November 2000. For fiscal 2004, our line will consist of nine MTV branded machines and a wide assortment of MTV branded music. Our license covers the sale of MTV products in the United States, Canada and Australia. In December 2002, we entered into an amendment, which adjusted some of the financial aspects of the agreement and added an additional minimum guarantee of royalty payments of $1,500,000. The MTV license expires on December 31, 2003 and management is currently in negotiations to extend this agreement beyond that date. We do not believe that the payment of these guaranteed fees will adversely affect our ongoing operations.

         In December 2001, we entered into a multi-year license agreement with the Nickelodeon division of MTV Networks. Under this license, we originally created a line of two Nickelodeon branded machines and music for the fiscal 2003 year. This has expanded to five machines, plus a line of Nickelodeon music. These products are distributed through our established distribution channels. Over the term of this license agreement, we are obligated to make guaranteed minimum royalty payments of $450,000. We do not believe that the payment of these guaranteed fees will adversely affect our ongoing operations. The Nickelodeon license expires on December 31, 2004.

         In December 2002, we entered into a multi-year license agreement with Hard Rock Academy, a division of Hard Rock Cafe. This agreement allows the Company to produce and market a line of its karaoke machines and complementary music through its distribution channels. The first branded machine was introduced in the fourth quarter of fiscal 2003 and a line of music is currently under development. Over the term of this license agreement, we are obligated to make guaranteed minimum royalty payments over a specified period of time in the total amount of $250,000. We do not believe that the payment of these guaranteed fees will adversely affect our ongoing operations. The Hard Rock Academy license expires on December 31, 2005.

         In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow The Singing Machine to be the first to use original artist recordings for our CD+G formatted karaoke music. The original introduction will be one machine and six CD+G discs. Over the term of this license agreement, we are obligated to make guaranteed minimum royalty payments over a specified period of time in the amount of $300,000. We do not believe that the payment of these guaranteed fees will adversely affect our ongoing operations. The Universal Music Entertainment license expires on March 31, 2006.

         We distribute all of our licensed products through our established distribution channels, including Best Buy, Costco, JC Penny, Sam's Club, Target and Toys R Us. Our distribution network also includes the online versions of these retail customers.

COMPETITION

         Our business is highly competitive. Our major competitors for karaoke machines and related products are Craig, Curtis, Grand Prix and Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Pocket Songs, UAV, Sybersound and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.

         We try to stay ahead of our competition by introducing new products each year and upgrading our existing products. We believe that we were one of the first companies to introduce CD+G technology to karaoke machines. In fiscal 2004, we will be introducing more than 20 new models of karaoke machines.

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

TRADEMARKS

         We have registered various trademarks with the United States Patent & Trademark Office for our Singing Machine(R) products and also have common law rights in these trademarks. We have also registered our trademarks in Germany, the Benelux countries, Switzerland and the United Kingdom. In fiscal 2003, we filed an application to obtain a European Community Trademark for the 15 European Community countries and filed registrations in certain Asian countries.

         Our trademarks are a significant asset because they provide product recognition. We believe that our intellectual property is significantly protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

COPYRIGHTS AND LICENSES

         We hold federal and international copyrights to substantially all of the music productions comprising our song library. However, since each of those productions is a re-recording of an original work by others, we are subject to contractual and/or statutory licensing agreements with the publishers who own or control the copyrights of the underlying musical compositions. We are obligated to pay royalties to the holders of such copyrights for the original music and lyrics of all of the songs in our library that have not passed into the public domain. We are currently a party to more than 3,500 different written copyright license agreements.

         The majority of the songs in our song library are subject to written copyright license agreements, oftentimes referred to as synchronization licenses. Our written licensing agreements for music provide for royalties to be paid on each song. The actual rate of royalty is negotiable, but typically ranges from $0.09 to $0.18 per song on each CD that is sold. Our written licenses typically provide for quarterly royalty payments, although some publishers require reporting on a semi-annual basis.

         We currently have compulsory statutory licenses for certain songs in our song library which are reproduced on audiocassettes. The Federal Copyright Act creates a compulsory statutory license for all non-dramatic musical works, which have been distributed to the public in the United States. Royalties due under compulsory licenses are payable quarterly and are based on the statutory rate. The statutory rate is the greater of $0.08 per song for five minutes of playing time or $0.0155 per minute of playing time or fraction thereof with respect to each item of music produced and distributed by us. We also have written license agreements for substantially all of the printed lyrics, which are distributed with our audiocassettes, which licenses also typically provide for quarterly payments of royalties at the statutory rate.

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

         The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. China's NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China's admission to the World Trade Organization ("WTO") effective as of December 1, 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increasing costs for the Company.

SEASONALITY AND SEASONAL FINANCING

         Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our third quarter. A significant portion of our customers place orders in our second and third quarter in anticipation of such holiday buying. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring the Company to ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that the Company may not be able to meet demand for certain products at peak demand times, or that the Company's own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. In fiscal 2003, we overestimated the demand for our products and had $25 million of inventory as of March 31, 2003.

         In fiscal 2003 and 2002, our financing of seasonal working capital grew in the first quarter and peaked in the second and third quarter, consistent with the industry taken as a whole. We are currently in the process of seeking to amend our existing line of credit. If these efforts are unsuccessful, we will need to seek alternative facilities. To finance seasonal working capital requirements of our Hong Kong subsidiary, we expect to use short-term foreign credit lines with a number of banks. Our foreign credit lines total approximately $5.5 million. For fiscal year 2004, we expect to spend between $10 and $15 million on inventory for domestic stock, in addition to the $25 million of inventory on hand as of March 31, 2003. However, we may change this amount depending on business requirements.

BACKLOG

         We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the toy industry has resulted in fewer advance orders and therefore less backlog of orders for the Company. We believe that backlog orders at any given time may not accurately indicate future sales.

EMPLOYEES

         As of July 1, 2003, we employed 54 persons, all of whom are full-time employees, including four executive officers. Fourteen (14) of our employees are located at International SMC's corporate offices in Hong Kong. There are fifteen
(15) employees located at our California locations in warehousing and administrative functions. The remaining twenty-five (25) employees are based in Florida, including the four (4) executive positions; four (4) are engaged in warehousing and logistics, four (4) are engaged in accounting, and thirteen (13) are engaged in marketing, sales and administrative functions. There are no labor agreements with employees and we currently maintain a good relationship with all employees.

ITEM 2. PROPERTIES

         Our corporate headquarters are located in Coconut Creek, Florida in an 18,000 square foot office and warehouse facility. Our four leases for this office space expire on August 31, 2004. We sublease showroom space at the International Toy Center in New York City. We have leased 9,393 square feet of office and showroom space in Hong Kong from which we oversee our China based manufacturing operations. Our two leases for this space in the Ocean Center building expire on April 30, 2005 and May 31, 2005, respectively.

         We have two warehouse facilities in southern California. The Compton facility has 69,000 square feet and the lease expires on February 23, 2008. The Rancho Dominguez location has 94,650 square feet, predominately warehouse. This lease expires June 30, 2005. We have also subleased warehouse space in Carson, California, that we previously leased for warehouse space to an unrelated third party until the expiration of the lease, January 2004. We intend to consolidate our operations by October of 2003 and sublease one of the remaining facilities for the term of its lease.

         We believe that the facilities are well maintained, are in substantial compliance with environmental laws and regulations, and are adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

         We filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, case number 97-22199-BKC-RBR, on April 11, 1997. On March 17, 1998, the U.S. Bankruptcy Court confirmed our First Amended Plan of Reorganization. As of June 10, 1998, our plan has been fully implemented.

         From July 2, 2003 through July 8, 2003, six securities class action lawsuits were filed against the Singing Machine and certain of its officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased the Singing Machine's securities during the various class action periods specified in the complaints. We expect that all of these actions will be consolidated in the United States District Court for the Southern District of Florida. The complaints that have been filed allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The complaints seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that defendants falsely represented the Singing Machine's financial results during the relevant class periods.

         We believe the allegations in these cases are without merit and we intend to vigorously defend these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on the American Stock Exchange under the symbol "SMD." We began trading on the AMEX on March 8, 2001. From January 26, 1996 through March 7, 2001, we traded on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "SING". Set forth below is the range of high and low information for our common stock as traded on the American Stock Exchange during fiscal 2003 and 2002, as reported by Commodity Systems, Inc. This information contained in this table has been restated to give effect to our 3-for-2 stock split to stockholders of record on March 4, 2002.

                    FISCAL PERIOD                          HIGH      LOW
2003:
First quarter (April 1 - June 30, 2002)                   $16.89    $12.06
Second quarter (July 1 - September 30, 2002                12.74      8.05
Third quarter (October 1 - December 31, 2002)              13.49      8.50
Fourth quarter (January 1 - March 31, 2003)                 9.19      5.30

2002:
First Quarter (April 1 - June 30, 2001)                   $ 4.45    $ 2.90
Second Quarter (July 1 - September 30, 2001)                5.02      3.70
Third Quarter (October 1 - December 31, 2001)              16.19      4.30
Fourth Quarter (January 1 - March 31, 2002)                17.80     12.53

         As of July 15, 2003, there were approximately 300 record holders of our outstanding common stock.

COMMON STOCK

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

         On March 14, 2002, the Company affected a 3 for 2 stock split for all shareholders on record as of March 4, 2002.

SALE OF UNREGISTERED SECURITIES

         During the three-month period ended March 31, 2003, two employees exercised stock options issued under our 2001 Management Stock Option Plan. The employees exercised options to acquire an aggregate of 38,500 shares of our common stock. The names of the option holders, the dates of exercise of the number of shares purchased, the exercise price and the proceeds received by us are listed below.

   NAME        DATE OF EXERCISE    NO. OF SHARES     EXERCISE PRICE     PROCEEDS
Edwin Young       01/21/2003           37,500             2.04           76,500
April Green       02/24/2003            1,000             2.04            2,040

         Each of these individuals paid for the shares with cash. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the periods indicated, certain items included in the Company's financial statements located here and in other filings with the Securities and Exchange Commission and should be read in conjunction with the financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related footnotes (included in Item 8).

                                                   2003             2002*           2001*          2000*           1999*
                                                               (as restated)     (as restated)
         STATEMENT OF OPERATIONS:
         Net Sales                              $95,613,766     $62,475,753     $34,875,351     $19,032,320     $ 9,547,816
         Earnings(loss) before income taxes     $ 1,416,584     $ 8,184,559     $ 4,188,021     $   577,686     $   754,156
         Income tax expense (benefit)           $   198,772     $ 1,895,494     $   491,744     $   160,299     $   170,000
         Net earnings (loss)                    $ 1,217,812     $ 6,289,065     $ 3,696,277     $   737,985     $   924,156
         BALANCE SHEET:
         Working capital                        $13,389,509     $14,577,935     $ 6,956,879     $ 2,985,120     $   398,503
         Current ratio                                 1.63            3.82            4.37            7.77            1.28
         Property, plant and equipment, net     $ 1,096,423     $   574,657     $   263,791     $    99,814     $    16,447
         Total assets                           $38,935,294     $21,403,196     $10,509,682     $ 4,346,901     $ 2,379,335
         Shareholders' equity                   $17,685,364     $16,225,433     $ 8,450,237     $ 3,906,286     $   964,740
         PER SHARE DATA:
         Earnings (loss) per common share -
         basic                                  $      0.15     $      0.88     $      0.59     $      0.23     $      0.37
         Earnings (loss) per common share -
         diluted                                $      0.14     $      0.79     $      0.50     $      0.19     $      0.36
         Cash dividends paid                           0.00            0.00            0.00            0.00            0.00

*Certain numbers in these financial statements have been reclassified to conform with current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

RESTATEMENT OF FINANCIAL STATEMENTS

         In June 2003, management revised its position on taxation of its subsidiary's income by the United States and by the Hong Kong tax authorities.

         With regard to taxation in Hong Kong, the Company's subsidiary had previously applied for a Hong Kong offshore claim income tax exemption based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong.

Accordingly, no provision for income taxes was provided in the consolidated financial statements as of March 31, 2002 and 2001. However, full disclosure was previously reflected in the audited financial statements for years ended March 31, 2002 and 2001 of the estimated amount that would be due to the Hong Kong tax authority should the exemption be denied. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management has determined to restate the 2002 and 2001 consolidated financial statements to provide for such taxes. The effect of such restatement is to increase income tax expense by $748,672 and 468,424 in fiscal 2002 and 2001, respectively. However, the Company can claim United States foreign tax credits in 2002 for these Hong Kong taxes, which is reflected in the final restated amounts.

         With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,027,545 in fiscal year 2002, which includes the utilization of the foreign tax credits referred to above.

         The net effect of the above two adjustments is to decrease net income by $1,776,217 and $468,424 in fiscal 2002 and 2001. The net effect on net income per share is to decrease net income per share basic and diluted by $0.25 and $0.23, respectively in fiscal 2002 and decrease net income per share basic and diluted by $0.07 and $0.06, respectively in fiscal 2001.

         Summary

         As restated, our income taxes increased from $119,277 in fiscal 2002 to $1,895,494 and from $23,320 in fiscal 2001 to $491,744 in fiscal 2001 and consequently our net income decreased correspondingly. The restatement does not change our reported revenue, gross margin or pre-tax income for fiscal 2002 or fiscal 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                               2003       2002*      2001*

Total Revenues                                100.0%     100.0%     100.0%
Cost of Sales                                  75.6%      65.4%      63.5%
Operating expenses                             22.7%      21.4%      22.1%
Operating income                                1.7%      13.2%      14.4%
Other expenses, net                             0.2%       0.1%       2.4%
Income before taxes                             1.5%      13.1%      12.0%
Provision (benefit) for income taxes            0.2%       3.0%       1.4%
Income (loss)                                   1.3%      10.1%      10.6%

         * The percentages are based on our restated financial statements for fiscal 2002 and fiscal 2001.

YEAR ENDED MARCH 31, 2003 COMPARED TO THE YEAR ENDED MARCH 31, 2002
-------------------------------------------------------------------

NET SALES

         Net sales for the fiscal year ended March 31, 2003 increased 53.0% to $95,613,766 compared to $62,475,753 for the fiscal year ended March 31, 2002. The Company's growth was driven in large part by the addition of International sales in Europe, Asia, and Australia. This new market area is in its infant stage and the Company expects continued future growth in this area. We also generated $30,884,344 million or 32.3% of our net sales from products sold under the MTV license in fiscal 2003.

         Strong sales of the Company's licensed merchandise and the introduction of new karaoke machines and music titles were also driving forces in our revenue growth for fiscal 2003. In fiscal 2003, our sales of music increased to $8,894,743 or 9.3% of sales as compared to $6,306,547 or 10.2% in fiscal 2002.

         Sales in fiscal 2003 were reduced by a charge against sales of $2.5 million as a result of the end of a guaranteed margin agreement with a customer.

GROSS PROFIT

         Gross profit for the fiscal year ended March 31, 2003 was $23,284,731 or 24.4% of sales as compared to $21,622,913 or 34.6% of sales for the fiscal year ended March 31, 2002. The decrease in gross margin compared to the prior year is due primarily to the following factors: (i) increased sales from our Hong Kong subsidiary both to domestic and international customers; (ii) a write down of the value of inventory and (iii) a reduction of sales due to a guaranteed margin contract.

         International sales were primarily in Europe, Canada and Australia. Sales to international customers historically maintain lower selling prices, and thus a lower gross profit margins. The main reason for this is that the sales are made to distributors in these countries and there are no additional variable expenses. Other variable expenses that are seen in conjunction with U.S. sales are advertising allowances, handling charges, returns and commissions.

         The Company also undertook a revaluation of its current inventory. It was determined that due to liquidation sales, inventory would be sold at a loss; therefore, a decrease in the value of these specific items was made. The total amount of the provision for inventory was $3,715,357.

         In fiscal 2003, the Company entered into a guaranteed gross margin contract which completed on January 15, 2003. The Company entered into an agreement with a retail customer in April 2002 whereby it guaranteed the customer a minimum gross margin of $3,573,000 from the sale of the Company's products during the period from September 1, 2002 through January 15, 2003. Under the agreement, the Company agreed to reimburse the customer for the difference between the customer's gross margin on sales and the minimum guarantee. As of the settlement date of the contract, January 15, 2003, the net loss on the agreement was $2,570,047. The Company also realized the consignment sales made by this customer at January 15, 2003, in the amount of $2,441,483. As of March 31, 2003 the total amount due under this agreement has been paid.

OPERATING EXPENSES

         Operating expenses were $21,670,501 or 22.7% of total revenues in fiscal 2003, up from $13,387,533 or 16.1% of total revenues, in fiscal 2002. The primary factors that contributed to the increase of approximately $8.3 million in operating expenses for the fiscal year 2003 are:

         (i) increased advertising expenses of $2,654,729 due to increases with our outside firm, the production of a television commercial, as well as cooperative advertising with customers, which is variable based on the level of sales
         (ii) the increase in depreciation in the amount of $239,686 due to the addition of molds for new product additions for fiscal year 2003,
         (iii) compensation expense in the amount of $1,151,012 due to the addition of key personnel in Florida, in our California facility and at our Hong Kong subsidiary,
         (iv)     increased freight and handling charges to customers $869,525
         (v) expansion of the California warehouse and its associated expenses in the amount of $873,919,
         (vi) expansion of International SMC's operations and its related expenses, in the amount of $580,906.
         (vii) increases in product development fees for development of future product $571,370.

         Other increases in operating expenses were to selling expenses, which are considered variable. These expenses are based directly on the level of sales and include royalty expenses, show expenses, and other selling expenses.

         As a result of the merchandise license agreements and minimum guarantee requirements, the Company expects royalty expense to increase in fiscal 2004.

         Our advertising expense, as discussed in (i) above, increased $2,654,729 for the fiscal year ended March 31, 2003 as compared to fiscal 2002. Advertising expense consists of primarily two components: Co-operative advertising and direct advertising expense. Co-operative advertising is paid directly to the customer and is based directly on the amount of sales. The customer has complete discretion as to the use of these funds. Co-operative advertising expenses accounted for $2,320,705 of the increase in advertising expenses. In fiscal 2002, the Company embarked on its first television advertising and continued with the use of print advertising, radio spots, sponsorships, promotions and other media. The increased costs for our advertising firm were $334,024 over the prior year.

DEPRECIATION AND AMORTIZATION

         The Company's depreciation and amortization expenses were $634,142 for the fiscal year ended March 31, 2003 as compared to $394,456 for the fiscal year ended March 31, 2002. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new molds and tooling for our expanded product line, as well as minimal costs for additional computer equipment and furniture for additional personnel.

OTHER EXPENSES

         Other expenses were $197,646 for the fiscal year ended March 31, 2003 as compared with net expenses of $50,821 for the fiscal year ended March 31, 2002. Our interest expense increased during the fiscal year ended March 31, 2003 compared to the same period of the prior year primarily due to our increased use of our credit facility with LaSalle during this period. Prior to August 2002, the Company had cash reserves to fund operations and did not need to borrow on the revolving credit facility. Our interest income increased from $2,475 during the fiscal year 2002 to $11,943 during the fiscal year 2003 because we earned income on our cash balances held by our lender by investing in 24 hour commercial paper investments. The Company expects interest expense to increase in fiscal 2004 due to the credit facility accruing interest at the default rate of prime plus 2.5% (6.75% at March 31, 2003).

INCOME TAX EXPENSE

         The Company's tax expense is based on an aggregation of the taxes on earnings of its Hong Kong and domestic operations. Income tax rates in Hong Kong are approximately 16%, while the statutory income tax rate in the United States is 34%. The Company's effective tax rate in fiscal 2003 was 14% as compared to 23% in fiscal 2002. This decrease in the effective tax rate is a result of the Company generating a pretax loss in the United States in fiscal 2003, resulting in a tax benefit, as compared to pretax income in the United States in fiscal 2002. The Company's future effective income tax rate will fluctuate based on the level of earnings of its Hong Kong and domestic operations.

NET INCOME

         As a result of the foregoing, the Company's net income was $1,217,812 for the fiscal year ended March 31, 2003 compared to net income of $6,289,065 for fiscal 2002.

YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001
---------------------------------------------------------------

NET SALES

         Net sales for the fiscal year ended March 31, 2002 increased 80.2% to $62,475,753 compared to $34,875,351 for the fiscal year ended March 31, 2001. The Company's growth was driven by strong sales of the Company's MTV licensed merchandise and the introduction of new karaoke machines and music titles. We generated $23,354,270 million or 37.8% of our net sales from products sold under the MTV license in fiscal 2002. Our sales of music increased to $6,306,547 or 10.2% of our net sales in fiscal 2002 compared with $3,087,615 or 9% of our net sales in fiscal 2001.

GROSS PROFIT

         Gross profit for the fiscal year ended March 31, 2002 was $21,622,913 or 33% of sales compared to $12,716,300 or 34.5% of sales for the fiscal year ended March 31, 2001. The decrease in gross margin compared to the prior year is due to the realization of volume discounts by our largest customers. This was offset to some degree by reduced prices that we paid our manufacturers for our karaoke machines because of our increased purchases.

OPERATING EXPENSES

         Operating expenses increased to $13,387,533, or 19.7% of sales, for the year ended March 31, 2002 from $7,688,707, or 19.8% of sales, for the year ended March 31, 2001. This increase in operating expenses was primarily attributed to the increase in expenses associated with: (1) the opening of the Company's Hong Kong office, (2) the Company's first advertising campaign and (3) certain expenses which are considered variable as they relate directly to the level of sales.

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

         Our advertising expense increased to $2,377,638 for the fiscal year ended March 31, 2002 compared to $921,359 for the fiscal year ended March 31, 2001. Advertising expense consists of primarily two components: Co-operative advertising and direct advertising expense. Co-operative advertising is paid directly to the customer and is based directly on the amount of sales. The customer has complete discretion as to the use of these funds. Co-operative advertising expenses accounted for $972,000 of the increase in advertising expenses. In fiscal 2002, the Company embarked on its first formal advertising campaign, which used print advertising, radio spots, sponsorships, promotions and other media. The cost for this advertising campaign was approximately $484,000 and this is a direct advertising expense.

         Other expenses, termed variable expenses, contributed to the increase in operating expenses. These expenses included royalty expense, sales commissions, warehouse expenses, and travel. The largest increase can be seen in royalty expense, which increased approximately $1,713,000 over the prior year, primarily from the sale of items under the MTV licensing agreement. Our commissions payable to our independent sales representatives increased by $457,000 during fiscal 2002, because of increased sales. Our warehouse related expenses also increased by $478,000. These expenses are due to the increased importing of the Company's karaoke machines from Hong Kong. Compensation expenses increased $569,935. We grew from 22 employees at March 31, 2001 to 47 employees at March 31, 2002.

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

INCOME TAX EXPENSE

         Our income tax expense was restated for fiscal 2002. Our accrual for income taxes is based on primarily two components: (i) taxes of $1,027,545 which we are paying pursuant to Section 956 of the Internal Revenue Code on an intercompany loans and (ii) taxes of $748,672 for International SMC's business operations in Hong Kong. The total income tax expense for fiscal 2002 was $1,895,494.

NET INCOME

         As a result of the foregoing, the Company's net income increased 41.3% to $6,289,065 for the fiscal year ended March 31, 2002, compared to $3,696,277 for the fiscal year ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had cash on hand of $268,265 compared to $5,520,147 at March 31, 2002. Our current liabilities increased to $21,249,930 as of March 31, 2003, compared to $5,177,763 at March 31, 2002.

         Because we had minimal liquidity as of June 24, 2003 and had defaulted under a credit agreement with our commercial lender, we received a going concern qualification from our independent auditors for our financial statements for fiscal 2003. On March 14, 2003, we received a letter from LaSalle informing us that we were in violation of a net worth covenant in our credit agreement. In this letter, LaSalle also advised us that we were in default under the credit agreement and that it could accelerate the payment of all liabilities due under this agreement at any time. In June 2003, LaSalle amended the agreement through July 31, 2003 but did not waive the condition of default. One of the conditions of this last amendment was that we obtain $2 million in subordinated debt financing by July 10, 2003.

         As of July 10, 2003, we have obtained $1 million in subordinated debt financing. On or about July 10, 2003, certain officers, directors and an associate of a director, advanced $1 million to the Company. We have not finalized the terms of this management loan; however, the Company has immediate use and access to the $1 million in funding. It is presently expected that the loan will be a short-term loan, which will be due on or before October 31, 2003. However, we have not yet determined the interest rate or if any compensation, such as warrants, will be awarded to the management investment group for their loan. We are also in the process of finalizing a $1 million loan from an outside investment group and hope to close this transaction as soon as possible. There can be no assurance that this financing will be completed on time on the terms presently contemplated. Although the Company has only raised $1 million of the required $2 million by the due date, the Company believes that the commercial lender will continue to support the increased availability under the Amendment.

         We are currently in negotiations with LaSalle to restructure the loan for the remainder of fiscal 2004. We hope that these negotiations will be successful and that a restructured loan agreement will be in place prior to August 1, 2003. However, we cannot assure you that these efforts will be successful. We entered into our credit facility with LaSalle in April 2001 and have entered into several amendments subsequently. We last amended the credit facility effective as of June 30, 2003 and it provides that the agreement expires on July 31, 2003. Under the amended credit facility, LaSalle Bank will, at its discretion, advance up to 70% of the Company's eligible accounts receivable, plus up to 20% of eligible inventory, plus us up to 60% of commercial letters of credit issue by LaSalle minus reserves as set forth in the loan documents. The loan is secured by a first lien on all present and future assets of the Company, except specific tooling located in China.

         Due to the increased level of inventory and accounts payable as of March 31, 2003, the Company has an increased need for working capital. As of March 31, 2003, the Company had current assets of $34.6 million, which consisted primarily of accounts receivable and inventory; and current liabilities of approximately $21.2 million. The most significant current liabilities include
(i) approximately $8.4 million in accounts payable, of which approximately $4 million is amounts payable to the Company's factories in China and (ii) $6.8 million outstanding under the Company's credit facility with LaSalle Bank. Over the past few months, the Company has had discussions with its factories in China and they have indicated that they are willing to extend the payment dates for the Company's obligations. The Company also has been negotiating with LaSalle Bank to increase the credit available to the Company and has identified other sources of capital.

         Our Hong Kong subsidiary, International SMC, has letters of credit facilities available to finance its inventory purchases. These facilities are
(1) a $2.5 million facility at Hong Kong Shanghai Banking Corporation and (2) a $1 million facility at Fortis Bank. International SMC also has a short term loan with the Hong Kong Shanghai Banking Corporation for $2 million which expires in December 2003. Additionally, one of our directors advanced $400,000 to International SMC in March 2003. As of July 7, 2003, the balance of $200,000 is due on October 31, 2003 and bears interest at the rate of 8% per annum.

         In the event that we are not able to renegotiate an agreement with LaSalle, we have considered alternative sources of financing, including but not limited to inventory and accounts receivable financing and other high risk financing such as venture capital funds. Without such financing, our ability to continue our operations is in significant doubt.

         During fiscal 2004, we plan on significantly decreasing our capital expenditures. We currently expect to order $10-$15 million in new inventory for domestic stock. During fiscal 2004, we will attempt to liquidate the excess inventory from fiscal 2003. We believe this inventory is highly marketable and saleable; however, there can be no assurances that we will be able to liquidate this inventory during our upcoming fiscal year.

         The Company's commitments for debt and other contractual arrangements are summarized as follows:

                                                                 Years ending March 31,
                           Total            2004           2005          2006           2007          2008
                           -----            ----           ----          ----           ----          ----
Merchandise
  License Guarantee     $1,595,000      $1,395,000       $150,000       $50,000             --            --
Property Leases         $3,638,771      $1,330,158       $924,338      $517,071       $495,545      $371,659
Equipment Leases           $86,016         $46,525        $19,965       $10,322         $7,969        $1,235


         We should be able to satisfy our liquidity requirements until July 30, 2003 by using credit that has been extended to us under our credit agreement with LaSalle. However, we are currently in default of the loan and LaSalle could accelerate the loan at any time. We hope that our renegotiations are successful, but can not guarantee that this will occur. If we are not able to obtain adequate financing, we may not be able to continue as a going concern.

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

         Cash flows used in operating activities were $11,532,761 during the fiscal year ended March 31, 2003. Cash flows were used in operating activities primarily due to increases in accounts receivable in the amount of $2,619,778 and inventory in the amount of $19,635,351 during fiscal 2003. We purchased a higher level of inventory in fiscal 2003 as we had anticipated a higher demand for our products.

         Cash used in investing activities during the fiscal year ended March 31, 2003 was $1,144,064. Cash used in investing activities resulted primarily from the purchase of fixed assets in the amount of $1,144,064. The purchase of fixed assets consists primarily of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over three years.

         Cash flows provided by financing activities were $7,424,943 during the fiscal year ended March 31, 2003. This consisted of proceeds from the exercise of warrants and options in the amount of $242,119. The Company also had a short term loan with a director in the amount of $400,000 during fiscal 2003. The remainder of cash provided from financing activities was provided by net borrowings on the credit line at LaSalle National Bank in the amount of $6,782,824 primarily for the financing of the inventory buildup.

EXCHANGE RATES

         We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. We cannot assure you that the exchange rate fluctuations between the United States and Hong Kong currencies will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

         Historically, the Company's operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in the Company's fiscal second and third quarter, combined, accounted for approximately 85% of net sales in fiscal 2003, 81% of net sales in fiscal 2002 and 75% of net sales in fiscal 2001.

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

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The management of the Company believes that a high degree of judgment or complexitiy is involved in the following areas:

         COLLECTIBILITY OF ACCOUNTS RECEIVABLE. The Company's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

         RESERVES ON INVENTORIES. The Company establishes a reserve on inventory based on the expected net realizable value of inventory on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

         INCOME TAXES. Significant management judgment is required in developing the Company's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At March 31, 2003 and 2002, the Company had net deferred tax assets of $1.9 million and $191 thousand, respectively. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance as necessary. There is no related valuation allowance at March 31, 2003 and 2002.

         The Company's Hong Kong subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the Subsidiary level. Although no decision has been reached by the governing body, the U.S. parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision in fiscal 2003, 2002, and 2001.

         The Company may be deemed to have constructively repatriated approximately $5.6 million, $5.7 million and $0 from its foreign operations in 2003, 2002 and 2001, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the Company's foreign subsidiaries of approximately $3.6 million at March 31, 2003 and $1.9 million at March 31, 2002, as it is anticipated that such earnings would be permanently reinvested in their respective operations in accordance with section 956 of the Internal Revenue Code.

         The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

     OTHER ESTIMATES. The Company makes other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     This Annual Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the Company's financial outlook.

WE RECEIVED A GOING CONCERN UNCERTAINTY PARAGRAPH FROM OUR INDEPENDENT AUDITORS

         Our consolidated financial statements as of and for the year ended March 31, 2003 were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Our independent auditors have issued a report dated June 24, 2003 (except for Note 9, as to which the date is July 8, 2003 and Note 15, as to which the date is July 10, 2003) stating that our default under our credit agreement with LaSalle raises substantial doubt about our ability to continue as a going concern. We have minimal liquidity as of June 24, 2003, the date of the audit report, and our commercial lender has declared us in default under the terms of our credit agreement, which expires on July 31, 2003. For these reasons, our independent auditors were concerned about our ability to continue as a going concern. We are attempting to restructure our credit agreement with our lender. Based upon cash flow projections, the Company believes the anticipated cash flow from operations will be sufficient to finance the Company's operating needs until inventory is sold and the receivables subsequently collected, provided the bank does not call the loan. However, there can be no assurances that we will achieve our forecasted results and that our cash flow from operations will be sufficient to finance our operating needs until our inventory is sold. We are also seeking other sources of long and short term capital. Because we can give no assurance that we can achieve any of the foregoing, there is substantial uncertainty about our ability to continue as a going concern. Because we have a going concern certainty paragraph, it may be more difficult for us to raise capital.

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS WHICH ARE SUBJECT TO THE UNCERTAINTY OF ADDITIONAL FINANCING

         If we are not able to restructure our credit agreement with our commercial lender by July 31, 2003, we will need to seek additional funds to operate our business. Although we have been looking for alternative sources of capital (in addition to our credit line with our commercial lender), we are not certain that we will be able to locate and secure such additional financing on a timely basis and on terms that are acceptable to the Company. We are also trying to sell our excess inventory to provide us with more cash for operations. If we do not have adequate financing, it will have a material adverse effect on our business, results of operation and financial condition and we may need to change our business strategy or reduce our operations. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for Chapter 11 or enter into some liquidation or reorganization proceeding. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and issuance of debt securities may increase the perceived risk of investing in us.

WE ARE CURRENTLY IN DEFAULT UNDER OUR CREDIT AGREEMENT WITH OUR COMMERCIAL
LENDER

         On March 14, 2003, we received a letter from LaSalle informing us that we were in breach of our credit agreement as a result of our failure to maintain the minimum tangible net worth requirement. In this letter, LaSalle also advised us that it could accelerate the payment of all liabilities due under the credit agreement at any time. Additionally, we have not satisfied a requirement in the last amendment to our credit agreement that we obtain $2 million in subordinated debt financing by 10, 2003. As of July 12, 2003, LaSalle has not filed a lawsuit against us to accelerate the payment of any liabilities due under the credit agreement. If LaSalle were to exercises its right to foreclose on our assets, primarily our accounts receivable and inventory, this action might disrupt our current business operations. If LaSalle were to liquidate a significant amount of our inventory at one time, it might be more difficult for us to place inventory with other retailers. We would also need to find financing from a third party and there are no assurances that we will be able to do so.

WE ARE NAMED AS A DEFENDANT IN SEVERAL CLASS ACTION LAWSUITS

         From July 2, 2003 through July 8, 2003, six securities class action lawsuits were filed against our company and certain of our officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased the Singing Machine's securities during the various class action periods specified in the complaints. While the specific factual allegations vary slightly in each case, the complaints generally allege that defendants falsely represented the Singing Machine's financial results during the relevant class periods.

         While we believe that the allegations in the complaint are without merit, an unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Singing Machine's management regardless of the outcome. There can be no assurance that the Singing Machine will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Singing Machine.

WE RELY ON SALES TO A LIMITED NUMBER OF KEY CUSTOMERS, WHICH ACCOUNT FOR A LARGE PORTION OF OUR NET SALES

         As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2003, 2002 and 2001 were approximately 67%, 77% and 87% respectively. In fiscal 2003, three major customers accounted for 21%, 17% and 15% of our net sales. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or requesting that we bear the risks and the cost of carrying inventory, such as consignment agreements, could adversely affect our business, financial condition and results of operations. The Company has significantly broadened its base of customers, decreasing the amount of reliance on their largest customers. If one or more of our major customers were to cease doing business with us, significantly reduced the amount of their purchases from us or returned substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations.

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

OUR LICENSING AGREEMENTS ARE IMPORTANT TO OUR BUSINESS

         We value all of our merchandise license agreements and feel that if any of them were to be terminated or fail to be renewed, our business, financial condition and results of operations could be adversely affected. Our license with MTV is particular important to our business. We generated $30,884,344 million or 32.3% of our net sales from products sold under the MTV license in fiscal 2003. However, management believes that our company has developed a strong brand name in the karaoke industry and that it will be able to continue to develop and grow its business, even if the merchandise license agreements did not exist.

INVENTORY MANAGEMENT AND CONSIGNMENT ARRANGEMENTS

         Because of our reliance on manufacturers in Asia for our machine production, our production lead times are relatively long. Therefore, we must commit to production in advance of customers orders. If we fail to forecast customers or consumer demand accurately we may encounter difficulties in filling customer orders or liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. As of March 31, 2003, we had $25 million in inventory. We will attempt to liquidate this excess inventory during fiscal 2004. We believe that this entire inventory is highly marketable and saleable; however, there can be no assurances that we will be able to liquidate this inventory during our upcoming fiscal year.

         As of March 31, 2003, we had one remaining consignment agreement with a customer. Only one product line is included in this consignment agreement, our music. The Company does not believe that any changes to this arrangement will have a material adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO COMPETE AND MAINTAIN OUR NICHE IN THE ENTERTAINMENT INDUSTRY COULD HURT OUR BUSINESS

         The business in which we are engaged is highly competitive. Our major competitors for karaoke machines and related products are Craig, Curtis, Grand Prix and Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices for to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue.

         We believe that our new product introductions and enhancements of existing products are material factors for our continued growth and profitability. In fiscal 2003, we produced new lines of karaoke machines. However, many of our competitors have significantly greater financial, marketing and operating resources than we have. No assurance can be given that we will continue to be successful in introducing new products or further enhancing our existing products. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's and video cassettes.

WE ARE SUBJECT TO SEASONALITY, WHICH IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES RESULTING IN FLUCTUATIONS IN QUARTERLY RESULTS

         Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 85.6% of net sales in fiscal 2003, 81% of net sales in fiscal 2002 and 75% of net sales in fiscal 2001.

         The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during their key period, would harm our business and operating results. In fiscal 2003, we overestimated the demand for our product and held $25 million of inventory as of March 31, 2003. Our increased inventory levels led to a shortage in our available working capital and our current liquidity crisis. Additional factors that can cause our sales and operating results to vary significantly from period to period include, among others, the mix of products, fluctuating market demand, price competition, new product introductions by competitors, fluctuations in foreign currency exchange rates, disruptions in delivery of components, political instability, general economic conditions, and the other considerations described in this section entitled Risk Factors.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTERS IN CALIFORNIA AND FLORIDA WOULD IMPACT OUR ABILITY TO DELIVERY MERCHANDISE TO OUR STORES, WHICH COULD ADVERSELY IMPACT OUR REVENUES AND HARM OUR BUSINESS AND FINANCIAL RESULTS

         A significant amount of our merchandise is shipped to our customers from one of our three warehouses, which are located in Compton, California, Rancho Dominguez, California and Coconut Creek, Florida. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could adversely impact our revenues and our business and financial results.

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST

         During fiscal 2003, approximately 48% of our sales were domestic sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we couldn't get the containers of these products off the pier. If another strike or work slow-down were to occur and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to our company and may reduce our profitability.

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

WE MAY NOT BE ABLE TO SUSTAIN OR MANAGE OUR RAPID GROWTH

         We experienced rapid growth in net sales and net income over the last few years. Our net sales for the fiscal year ended March 31, 2003 increased 53% to $95.6 million compared to $62.5 million for the fiscal year ended March 31, 2002. Our net income for fiscal 2003 was $1.2 million compared to $6.3 million for fiscal 2002. As a result, comparing our period-to-period operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales or net income.

         Our growth strategy calls for us to continuously develop and diversify our karaoke products by (i) developing new and innovative karaoke machines and music products, (ii) entering into additional license agreements (iii) expanding into international markets, (iv) developing new retail customers in the United States and (v) obtaining additional financing. Our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and train, motivate and manage our work force.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

         Market prices of the securities of companies in the toy and entertainment industry are often volatile. The market prices of our common stock may be affected by many factors, including:

- our ability to resolve our present liquidity crisis, by extending our credit facility with LaSalle or by finding alternative sources of financing,

- our ability to resell our excess inventory as of March 31, 2003;

- unpredictable consumer preferences and spending trends;

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

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF OUR MANAGEMENT TEAM

         Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. Although we have entered into employment contracts with Edward Steele, our Chief Executive Officer; Yi Ping. Chan, our Chief Operating Officer, April Green, our Chief Financial Officer and Jack Dromgold, our Executive Vice President of Sales and Marketing, the loss of the services of any of these individuals could prevent us from executing our business strategy. We cannot assure you that we will be able to find appropriate replacements for Edward Steele or Jack Dromgold, if the need should arise, and any loss or interruption of Mr. Steele or Mr. Dromgold's services could adversely affect our business, financial condition and results of operations.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS.

         Our employment agreements with Eddie Steele, Yi Ping Chan, April Green and Jack Dromgold require us, under certain conditions, to make substantial severance payments to them if they resign after a change of control. These provisions could delay or impede a merger, tender, offer or other transaction resulting in a change in control of the Company, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS MAY DEPRESS OUR STOCK PRICE

         As of March 31, 2003, there were 8,171,678 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

ADVERSE EFFECT ON STOCK PRICE FROM FUTURE ISSUANCES OF ADDITIONAL SHARES

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of March 31, 2003, we had 8,171,678 shares of common stock issued and outstanding and an aggregate of 1,513,250 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 9,215,072 shares of common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2003, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK:

         Our exposure to market risk resulting from changes in interest rates relates primarily to debt under our credit facility with LaSalle. Under our credit facility, our interest rate is LaSalle's prime rate plus 1/2 of 1% per annum ("current interest rate"). As of March 31, 2003, we are accruing interest at the default rate, which is the current interest rate under the credit agreement plus 2.5% per annum. We do not believe that near-term changes in the interest rates, if any, will result in a material effect on our future earnings, fair values or cash flows.

FOREIGN CURRENCY RISK:

         We have a wholly owned subsidiary in Hong Kong. Sales by these operations made on a FOB China or Hong Kong basis are dominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements and supplemental data required pursuant to this Item 8 are included in this Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE OF ACCOUNTANTS IN MARCH 2003

         On March 24, 2003, The Singing Machine Company, Inc. (the "Company") dismissed Salberg & Company, P.A. (the "Former Accountant"), as its independent certified public accountant. On March 27, 2003, the Company engaged Grant Thornton LLP (the "New Accountant"), as its independent certified public accountant. The Company's decision to change accountants was approved by its Audit Committee on March 24, 2003.

         The report of the Former Accountant on the financial statements of the Company for the two most recent fiscal years and all subsequent interim periods, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods. Furthermore, the Former Accountant has not advised the Company that:

         1) internal controls necessary to develop reliable financial statements do not exist, or

         2) information has come to the attention of the Former Accountant which made it unwilling to rely upon management's representations or made it unwilling to be associated with the financial statement prepared by management, or

         3) the scope of the audit should be expanded significantly, or information has come to the attention of the Former Accountant that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to March 31, 2002 (including information that may prevent it from rendering an unqualified audit report on those financial statements) or made in unwilling to rely on management's representations or to be associated with the financial statements prepared by management or,

         4) information has come to the attention of the Former Accountant that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to March 31, 2002 through the date of this Form 8-K that has not been resolved to the Former Accountant's satisfaction or which would have prevented the Former Accountant from rendering an unqualified audit report on such financial statements.

         During the Company's two most recent fiscal years and all subsequent interim periods, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

         The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

RESTATEMENT

         In June 2003, we revised our position on the taxation of the income of our Hong Kong subsidiary by the United States and Hong Kong tax authorities which was contained in our audited financial statements for fiscal 2002 and 2001. We discussed these issues with Salberg & Company, P.A. and it agreed to opine on the restated financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2003.

Name                      Age    Position
Edward Steele             73     Chief Executive Officer & Chairman
Yi Ping Chan              38     Chief Operating Officer, Secretary
Jack S. Dromgold          59     Executive Vice-president of Sales & Marketing
April J. Green            39     Chief Financial Officer
Josef A. Bauer            65     Director
Howard W. Moore           72     Director
Robert J. Weinberg        54     Director
John F. Klecha            52     Director

         Edward Steele has served as the Chief Executive Officer and as a director of the Company from September 1991 through the present date. He also served as our President from September 1991 through March 2001 and oversaw our reorganization in our Chapter 11 proceeding which began in April 1997 and was completed in June 1998. From October 1988 to September 1991, Mr. Steele was our sales director and was responsible for the development of our electronic hardware products in Asia. Prior to joining us, Mr. Steele served in executive capacities at a number of companies in the toy and electronics fields, including as managing director in charge of worldwide sales of Concept 2000, a manufacturer of consumer electronics from 1971 to 1978; as President of Wicely Corp., a distributor of electronic toys and consumer electronics from 1978 to 1983; and as President of Justin Products Corp., an electronic toy manufacturer from 1983 to 1988.

         Yi Ping Chan has served as our Chief Operating Officer from May 2, 2003. Prior to this appointment, Chan was a consultant to Singing Machine. Mr. Chan was a founder of MaxValue Capital Ltd., a Hong Kong-based management consulting and investment firm, and co-founder of E Technologies Ltd., Hong Kong, which specialized in health care technology transfer from April 1996 to March 2003. Prior to that, he was Chief Strategist and Interim CFO from January 2000 to June 2002, a Hong Kong-based IT and business process consulting firm with operations in Hong Kong, China and the US. He also held a senior management position with a Hong Kong-based venture capital and technology holding company with operations in Hong Kong, China and the US. From 1994 to 1997, Mr. Chan was Business Development Manager for AlliedSignal Inc. (now part of Honeywell International, Inc.) and Knorr-Bremse Far East Ltd., where he focused on joint ventures and acquisitions in China and Japan. Earlier, he was Senior Associate Engineer for IBM in New York, and began his career as a member of the technical staff of TRW Corporation in Redondo Beach, California. Under IBM sponsorship, Mr. Chan earned an MBA in 1994 and a MSEE in 1990 from Columbia University, and a BSEE with Magna Cum Laude in 1987 from Polytechnic University, New York. Mr. Chan is a member of the Young Entrepreneurs' Organization, serving as a board member of the Hong Kong chapter in 2002 and 2003. He also served as a development advisor and associate for the Global Chinese Business Initiative at the Wharton School, University of Pennsylvania from 1998 to 2001

         Jack Dromgold has served as our Executive Vice President of Sales and Marketing since April 16, 2002. Prior to joining us, Mr. Dromgold served as Vice President of Sales for Hasbro Games from 1993 through April 2002. Mr. Dromgold is a 35-year veteran of the toy and game industry and has been involved in the development of sales programs to support the launch of many new products over the years.

         April Green has served as our Chief Financial Officer since March 15, 2002 through the present date. Ms. Green joined our company in June 1999 as our controller and was promoted to the position of Director of Finance & Administration in January 1, 2000. Prior to joining us, Ms. Green held various positions of increasing responsibility with Monogram International, a large, Florida-based novelty and toy company from February 1993 to June 1999. At Monogram, Ms. Green rose from Staff Accountant to Controller. Prior to February 1993, she served in a variety of financial positions in the automotive industry in the Tampa area. Ms. Green is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA) and a member of the AWSCPA (American Woman's Society of CPA's).

         John Klecha has served as a director of our company since October 10, 1997. Mr. Klecha served as our President from March 2001 through May 2, 2003, as our Chief Operating Officer from March 2001 through May 2, 2003 and as our Chief Financial Officer, Secretary and Treasurer from October 10, 1997 through April 15, 2002. Mr. Klecha joined our company to assist us from emerging from our Chapter 11 reorganization proceedings. Prior to joining us, Mr. Klecha served in executive and senior management capacities at a number of companies in the toy and other consumer products industries, including as a senior financial and administrative executive of a privately held toy design, manufacturing and distribution company from 1987 through 1997; as Vice President, Director and Chief Financial Officer of Sussex Nautilus from 1984 to 1987; and Vice President of Finance and Administration for Lazzaroni Sarrono, Ltd. from 1982 to 1984.

         Josef A. Bauer has served as a director from October 15, 1999. Mr. Bauer previously served as a director of the Singing Machine from February 1990 until September 1991 and from February 1995 until July 1997, when we began our Chapter 11 proceeding. Mr. Bauer presently serves as the Chief Executive Officer of the following three companies: Banisa Corporation, a privately owned investment company, since 1975; Trianon, a jewelry manufacturing and retail sales companies since 1978 and Seamon Schepps, also a jewelry manufacturing and retail sales company since 1999.

         Howard Moore has served as a director since August 2000. From 1984, when Mr. Moore joined Toys 'R Us as executive vice president and general merchandise manager, until 1990, when he retired, sales increased from $480 million to $4.8 billion. Mr. Moore served on the Toys 'R' Us board of directors from 1984 until June 2000. He is also founder and president of Howard Moore Associates, a company, which provides marketing, product licensing, packaging and merchandising consulting to the toy industry. Previously, he was president and CEO of Toy Town, USA, Inc. after founding and operating two other toy chain stores. Mr. Moore is currently serving as the Chairman of the Advisory Board of Leapfrog Enterprises, Inc.

         Robert Weinberg has served as a director from March 9, 2001. Mr. Weinberg has considerable experience in toy products, marketing, licensing, merchandising and packaging. He is currently the founder and president of RJW & Associates, a marketing consulting firm based in Saddle River, New Jersey.

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

DIRECTOR'S COMPENSATION

         During fiscal 2002, our non-employee directors received a $1,000 cash stipend for serving on our Board and reimbursement for all reasonable expenses incurred in attending meetings. During fiscal 2003, we increased our annual cash stipend to non-employee directors to $10,000 per year. We also grant each of our outside directors 10,000 options for each year of service on the Board. Effective as of July 2, 2002, we granted each of our three outside directors' options to purchase 30,000 shares of the Company's common stock, with 10,000 options vesting each year on the day before our annual shareholder's meetings. The exercise price of the options will be equal to the fair market value of the Company's common stock on the grant date. The options will be vested over the three year period and are exercisable for a period of five years after the vesting date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2002, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements except that Mr. Bauer, Mr. Klecha, Mr. Moore, Mr. Steele and Mr. Weinberg each filed one Form 4 late in which they each reported the receipt of a grant of stock options. Mr. Dromgold filed one Form 4 late in which he reported the receipt of 2 options grants.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain compensation information for the fiscal years ended March 31, 2003, 2002, and 2001 with regard to Edward Steele, our Chief Executive Officer, and each of our other executive officers whose compensation exceeded $100,000 on an annual basis (the "Named Officers"):

------------------------------------------------------------------------------------------------------------------------------------
                           Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation                           Long Term Compensation
--------------------------------- ------ ---------------------------------------- --------------------------------------------------
Name of Individual and            Year   Salary     Bonus       Other Annual      Restricted  Securities    LTIP      All Other
Principal Position                                              Compensation(1)   Stock       Underlying /  Payouts  Compensation(2)
                                                                                           Award(s)
                                                                                           Options
                                                                                           /
                                                                                           SAR's
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
Edward Steele, CEO                2003    $382,352          $0         $8,671           0         30,000         0         $17,969
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
                                  2002    $364,145    $192,133         $8,258           0         15,000         0         $17,908
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
                                  2001    $320,865    $256,289         $7,938           0        315,000         0         $10,515
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------

--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
John Klecha, President, COO (3)   2003    $300,117          $0         $6,555           0         24,000                   $13,264
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
                                  2002    $286,111    $157,200         $6,242           0         15,000         0         $11,725
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
                                  2001    $255,777    $205,031         $6,000           0        300,000         0          $6,007
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------

--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
April Green, CFO (7)              2003    $122,200     $25,000         $3,900           0         20,000         0         $13,551
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
                                  2002     $88,825     $25,000         $3,900           0         30,000         0          $7,091
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
                                  2001     $83,658     $17,000         $3,900           0          7,500         0          $3,321
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------

--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------
Jack Dromgold, Executive          2003    $210,277  $50,000(5)        $51,067           0        100,000         0     $154,072(6)
Vice-president, Sales &
Marketing (4)
--------------------------------- ------ ---------- ----------- -------------- ----------- -------------- --------- ---------------

(1) The amounts disclosed in this column for fiscal 2003, 2002 and 2001 include automobile expense allowances which are provided pursuant to the executive's employment agreements.
(2) Includes the Company's matching contributions under its 401(k) savings plan and medical insurance pursuant to the executive's employment agreements.
(3) Mr. Klecha resigned as our President and Chief Operating Officer effective as of May 2, 2003.
(4)  Mr. Dromgold joined our company on April 15, 2002.
(5) Mr. Dromgold received $50,000 as a signing bonus when he joined our company pursuant to his employment agreement.
(6) Includes relocation expenses of $45,529, the Company matching contributions of $8,543 under its 401(k) savings plan and medical insurance and a $100,000 value attributed to options granted to Mr. Dromgold. After one year of employment, Mr. Dromgold had the right to sell 50,000 options that were granted to him under his employment agreement back to the Company at a price of $100,000. Mr. Dromgold did not elect to exercise this right during fiscal 2003 and the Company extended this right for another year.
(7) Ms. Green has served as our Chief Financial Officer since March 15, 2002. She served as the Director of Finance and Administration from January 1, 2000 through March 14, 2002 and as our controller from June 1999 through December 2000.

OPTION GRANTS IN FISCAL 2003

         The following table sets forth information concerning all options granted to our officers and directors during the year ended March 31, 2003. No stock appreciation rights ("SAR's") were granted.

                                                                                              Potential Realizable
                                                                                              Value at Assumed
                                                                                              Annual Rates of Stock
                                        Total Options                                         Price Appreciation
                 Shares                 Granted to                                            for Option Term(2)
                 Underlying             Employees in      Exercise Price       Expiration
Name             Options Granted(1)     Fiscal Year         Per Share             Date          5%          10%
---------------------------------------------------------------------------------------------------------------------
Edward Steele       30,000                 5.25%             $14.30             7/15/08      $118,525    $261,908

John Klecha         24,000                 4.28%             $14.30             7/15/08      $ 94,800    $209,520

Jack Dromgold       50,000 (3)             8.76%              $8.61             8/14/07      $ 92,775    $199,795
                    50,000 (4)                                $9.00            12/31/08      $124,327    $274,730

April Green         20,000(4)              3.50%              $9.00            12/31/08      $ 49,731    $109,891


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

(3) Half of these options, 25,000 vested on April 15, 2003 and the remaining 25,000 vest on April 15, 2004.

(4) Twenty percent of the options are exercisable on January 1, 2004 and 20% exercisable each January 1st thereafter with the last 20% becoming exercisable on January 1, 2008. These options expire with varying expiration dates from December 31, 2009 through December 31, 2013.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2003 AND OPTION
VALUES

         The following table sets forth information as to the exercise of stock options during the fiscal year ended March 31, 2002 by our officers listed in our Summary Compensation Table and the fiscal year-end value of unexercised options.


                                                                                                 Value of
                                                                     Number of                  Unexercised
                                                                    Unexercised                In-the-Money
                                                                    Options at                  Options at
                                                                  Fiscal Year End             Fiscal Year End(2)
                                                                   ---------------             ---------------
                            Shares Acquired       Value             Exercisable/               Exercisable/
Name of Individual          Upon Exercise        Realized(1)        Unexercisable              Unexercisable
----------------------------------------------------------------------------------------------------------------
Edward Steele                   0                   0                352,500/0                   $2,251,050/0

John Klecha                     0                   0                382,500/0                   $2,502,330/0

Jack Dromgold                   0                   0            25,000/75,000                           $0/0

April Green                 1,000              $3,940            26,000/20,000                    $ 128,440/0

(1) Value realized is based on the difference between the closing price of our common stock on the date of exercise and the option exercise prices times the number of outstanding options.

(2) Value of unexercised options equals $6.98, the average of the high and low trading prices on March 31, 2003, less the option exercise price multiplied by the number of shares exercisable or unexercisable.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Edward Steele. Mr. Steele is employed as our Chief Executive Officer pursuant to an employment agreement dated March 1, 1998, as amended on May 5, 2000. Mr. Steele's employment agreement expires on February 28, 2004. Under this agreement, his annual compensation was $367,500 for fiscal 2003. The agreement also provides for a discretionary bonuses determined by our Board of Directors. Mr. Steele did not receive a discretionary bonus for fiscal 2003. In the event of a termination of Mr. Steele's employment in the event of a change in control, Mr. Steele would be entitled to a lump sum payment of 300% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause or his voluntary termination of his employment, Mr. Steele can not directly or indirectly compete with our company in the karaoke industry in the United States.

         Jack Dromgold. On April 15, 2002, we entered into a three-year employment agreement with Jack Dromgold, expiring on April 14, 2005. We hired Mr. Dromgold to be our Executive Vice President of Sales and Marketing. Mr. Dromgold's employment agreement will be automatically be extended for an additional year, unless either party gives written notice at least sixty days prior to the end of the three-year term. Pursuant to Mr. Dromgold's employment agreement, he is entitled to receive base compensation of $220,000 per year, which amount automatically increases during the second and third fiscal years by not less than the greater of 5% or the annual increase in the consume price index.

         As a signing bonus, we agreed to pay Mr. Dromgold a signing bonus in the amount of $50,000 and options to purchase 50,000 shares of our common stock. We also gave Mr. Dromgold the right to sell the 50,000 options back to us for $100,000 after his first year of employment with the company. Mr. Dromgold did not exercise this right after his first year of employment and in May 2003 we verbally extend his put option for another year until April 15, 2004. We also agreed to grant Mr. Dromgold a minimum of 50,000 options for each year of his employment with the company. During his first year of employment, Mr. Dromgold's bonus is equal to 1% of new accounts shipped, but will be equal to a minimum of $50,000. During the second year of his employment, Mr. Dromgold's bonus will be switched to 10% of the Company's then current bonus plan. We also agreed to pay Mr. Dromgold's certain moving expenses in connection with his move from Massachusetts to Florida. Mr. Dromgold's moving expenses were $39,000.

         In the event of a termination of Mr. Dromgold's employment in the event of a change in control, Mr. Dromgold would be entitled to a lump sum payment of 50% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause or his voluntary termination of his employment, Mr. Dromgold can not directly or indirectly compete with our company in the karaoke industry in the United States.

         April Green. On March 15, 2002, we entered into a three-year employment agreement with April Green, our Chief Financial Officer. Pursuant to Ms. Green's employment agreement, she is entitled to receive base compensation of $122,200 per year, which amount automatically increases during the second and third fiscal years by not less than the greater of 5% or the annual increase in the consumer price index. The agreement also provides for discretionary bonuses based on a percentage of the Company's current bonus pool. In the event of a termination of her employment following a change of control, Ms. Green would be entitled to a lump sum payment of 50% of the amount of her total compensation in the twelve months preceding such termination. During the term of her employment agreement and for a period of one year after her termination for cause, Ms. Green can not directly or indirectly compete with our company in the karaoke industry in the United States.

         Yi Ping Chan Effective as of May 2, 2003, 2003, we entered into a three-year employment agreement with Yi Ping Chan, our Chief Operating Officer. Mr. Chan is entitled to receive an annual salary equal to $250,000 per year, plus bonuses and increases in his annual salary, at the sole discretion of the Company's Board of Directors. We also agreed to grant Mr. Chan options to purchase 150,000 shares of the Company's common stock, of which 50,000 options will vest each year and to reimburse him for moving expenses of up to $40,000..

         In the event of a termination of his employment following a change of control, Mr. Chan would be entitled to a lump sum payment of 100% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of two year after his termination for cause, Mr. Chan can not directly or indirectly compete with our company in the karaoke industry in the United States.

         John Klecha. Mr. Klecha was employed as our Chief Operating Officer pursuant to an employment dated July 1, 2000. Under his agreement, Mr. Klecha received a base salary of $275,000 during fiscal 2003 and a bonus determined at the sole discretion of the Board of Directors. During fiscal 2003, Mr. Klecha did not receive a discretionary bonus. In the event of a termination of his employment following a change-in-control, Mr. Klecha would be entitled to a lump sum payment of 200% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause, or his voluntary termination of his employment agreement, Mr. Klecha could not directly or indirectly compete with our company in the karaoke industry in the United States.

         Mr. Klecha's employment agreement was to expire on May 31, 2003 and would automatically extend for an additional year, until May 31, 2004, unless either party gave written notice at least sixty days prior to the end of the three-year term. We gave Mr. Klecha notice that we would not renew his employment agreement in February 2003. Mr. Klecha resigned as our Chief Operating Officer and President, effective as of May 2, 2003. In connection with his resignation, we entered into a separation and release agreement. Under this agreement, we agreed to provide Mr. Klecha with a severance payment equal to $183,707, which consisted of (i) salary and auto allowance through May 31, 2003,
(ii) four weeks of accrued vacation time, (iii) four months of salary and automobile allowance payments and (iv) seven months COBRA reimbursement payments. In exchange, Mr. Klecha agreed to release the Company from any liability in connection with termination of employment and agreed not to compete with the Company for a period of 4 months after his resignation date, subject to certain companies which are excluded from the non-competition provision.

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

         The following table gives information about equity awards under our 1994 Plan, the Year 2001 Plan.

                                   Number of securities to be       Weighted-average           Number of securities remaining
                                     issued upon exercise           exercise price of          available for future issuance under
                                    or outstanding options,         outstanding options,       equity compensation plans
Plan Category                        warrants and rights            warrants and rights        (excluding securities in column (a))
-------------                     --------------------------      -----------------------    --------------------------------------
Equity Compensation
Plans approved by
Security holders                          1,513,250                      $4.43                          716,975

Equity Compensation Plans
Not approved by Security
Holders                                           0                         0                                 0

1994 PLAN

         Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and it was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million share of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2003, we have 970,225 options issued and outstanding under the 1994 Plan and all of these options are fully vested as of March 31, 2003.

YEAR 2001 PLAN

         On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company's common stock and a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2003, we have granted 745,200 options under the Year 2001 Plan, 233,200 of which are fully vested.

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

         Options granted to eligible individuals under the Year 2001 Plan may be either incentive stock options ("ISO's"), which satisfy the requirements of Code
Section 422, or non-statutory options ("NSO's"), which are not intended to satisfy such requirements. Options granted to outside directors, consultants and advisors may only be NSO's. The option exercise price will not be less than 100% of the fair market value of the Company's common stock on the date of grant. ISO's must have an exercise price greater to or equal to the fair market value of the shares underlying the option on the date of grant (or, if granted to a holder of 10% or more of our common stock, an exercise price of at least 110% of the under underlying shares fair market value on the date of grant). The maximum exercise period of ISO's is 10 years from the date of grant (or five years in the case of a holder with 10% or more of our common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which an ISO are exercisable for the first time by the holder of the option during any calendar year may not exceed $100,000. If that amounts exceeds $100,000, our Board of the Committee may designate those shares that will be treated as NSO's.

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

401(K) PLAN

         Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. In fiscal 2002, we made a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2003, 2002 and 2001 totaled $61,466, $41,733 and $8,682, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table set forth as of July 7, 2003, certain information concerning beneficial ownership of our common stock by:

         -all directors of the Singing Machine,
         -all executive officers of the Singing Machine.
         -persons known to own more than 5% of our common stock;

         Unless otherwise indicated, the address for each person is The Singing Machine Company, Inc., 6601 Lyons Road, Building A-7, Coconut Creek, Florida 33073.

         As of July 7, 2003, we had 8,300,233 shares of our common stock issued and outstanding.

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

                                                     SHARES OF                          PERCENTAGE OF
                                                     COMMON                               COMMON
NAME                                                  STOCK                                STOCK
----                                                  -----                                -----
Eddie Steele                                      1,117,910(1)                             12.91%
Chief Executive Officer
and Chairman of the Board

Y.P. Chan                                                 0(2)                                *

Chief Operating Officer

April Green                                          27,050(3)                                *
Chief Financial Officer

Jack Dromgold                                        25,600(4)                                *
Executive Vice President

Joseph Bauer                                        968,272(5)                             11.69%
Director

Howard Moore                                        388,220(6)                              4.07%
Director

Robert Weinberg                                      58,300(7)                                *
Director

John Klecha                                       1,084,600(8)                             12.66%
Director

Wellington Management
Company, LLP                                        945,000(9)                             11.39%

All Directors and
Executive Officers
as a Group                                        3,669,952(10)                             40.2%
*  Less than 1%.


(1) Includes 352,500 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

(2) Mr. Chan owns options to purchase 150,000 shares of the Company's common stock, with 1/3 of the options vesting on December 31, 2003. Because these options are not exercisable within 60 days, Mr. Chan is not deemed to be the beneficial owner under the Exchange Act.

(3) Includes 26,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

(4) Includes 50,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

(5) Includes 167,197 shares which are held by Mr. Bauer directly, 360,000 shares held by Mr. Bauer's pension plan, 169,600 shares held by the Bauer Family Limited Partnership, 200,000 shares held by Mr. Bauer's wife, 51,475 shares held by Mr. Bauer and his wife directly and 20,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

(6) Includes 243,150 shares held by the Howard & Helen Moore Living Trust, 49,250 shares held by Howard Moore Associates, Inc. Defined Benefit Pension Plan, 2,077 shares held by the Howard & Helen Moore Insurance Trust and 43,750 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

(7) Includes 55,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

(8) Includes 309,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

(9) The address of Wellington Management Company, LLP is 78 State Street, Boston, Massachusetts 02109. All of the information presented in this item with respect to this beneficial owner was extracted soley from their Scheduled 13G filed on February 14, 2003.

(10) Includes 831,250 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On or about July 10, 2003, certain officers and directors of our Company advanced $1 million to the Company. The officer was Yi Ping Chan and the directors were Jay Bauer and Howard Moore. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. We have not finalized the terms of this management loan. It is presently expected that the loan will be a short-term loan, which will be due on or before October 31, 2003. However, we have not yet determined the interest rate or if any compensation, such as warrants, will be awarded to the management investment group for their loan.

         On about March 4, 2003, Jay Bauer, one of our directors advanced $400,000 to our Hong Kong subsidiary, which used the funds to pay a debt with a trade creditor. We were to repay Mr. Bauer's loan in two months on or about May 4, 2003 and the loan bore interest at the rate of 8% per annum. We repaid $200,000 on the loan on or about May 4, 2003 and Mr. Bauer agreed to extend the remaining balance until October 31, 2003.

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

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-15(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). In the course of the Evaluation, we identified significant and material weaknesses in our internal disclosure controls and procedures. As a result of this Evaluation, we decided to restate our financial statements for fiscal 2002 and 2001 to include a higher accrual for income taxes. We performed additional procedures ("Additional Procedures") to supplement our internal controls in order to mitigate the effect of certain weaknesses and deficiencies that had been identified in the Evaluation and to prevent misstatements or omissions in our consolidated financial statements resulting from such factors. Based on the Evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded, as of the Evaluation Date, that the Company's disclosure controls and procedures, including the Additional Procedures, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         We intend to take substantial corrective actions to eliminate weaknesses in our disclosure controls and procedures. We will retain outside professional advisors to review our disclosure controls and procedures and to provide us with a comprehensive action plan to improve this process. As part of this plan, we expect to implement more control policies and procedures and to provide more formalized training of finance, sales and other staff. We will continue to evaluate and implement corrective actions to improve the effectiveness of our disclosure controls and procedures and will take further actions dictated by such continuing reviews.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

3.1 Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
3.2 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to
         Exhibit 3.1 in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14,
         2000).
3.3 Certificates of Correction filed with the Delaware Secretary of State on March 29 and 30, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998 (incorporated by reference to
         Exhibit 3.11 in the Company's registration statement on Form SB-2 filed with the SEC on April 11, 2000).
3.4 Amended By-Laws of the Singing Machine Company (incorporated by reference to Exhibit 3.14 in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).
4.1      Form of  Certificate  Evidencing  Shares of Common  Stock
         (incorporated by reference to Exhibit 3.3. of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000)
10.1 Employment Agreement dated May 1, 1998 between the Singing Machine and Edward Steele (incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form SB-2 filed with SEC on March 7, 2000).
10.2 Employment Agreement dated June 1, 2000 between the Singing Machine and John Klecha (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC March 28, 2001).
10.3 Separation and Release Agreement effective as of May 2, 2003 between the Singing Machine and John Klecha.*
10.4 Employment Agreement dated March 15, 2002 between the Singing Machine and April Green (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-KSB/A filed with the SEC on July 23, 2002).
10.5 Employment Agreement dated April 14, 2002 between the Singing Machine and Jack Dromgold (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB/A filed with the SEC on July 23,
         2003).
10.6 Employment Agreement dated May 2, 2003 between the Singing Machine and Yi Ping Chan.*
10.7 Domestic Merchandise License Agreement dated November 1, 2000 between MTV Networks, a division of Viacom International, Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 14, 2003).
10.8 Amendment dated January 1, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company ((incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 14, 2003).

10.9 Second Amendment as of November 13, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company ((incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 14,
         2003).
10.10 Third Amendment as of February 26, 2003 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company (portions of this Exhibit 10.10 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).*
10.11 Industrial Lease dated March 1, 2002, by and between AMB Properties, L.P. and The Singing Machine Company, Inc. for warehouse space in Compton, California (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB/A filed with the SEC on July 23, 2002).
10.12 Loan and Security Agreement dated April 2000 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibit 3.1 in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14,
         2000).
10.13 First through Fourth Amendment to Loan and Security Agreement dated October 1, 2001 through February 28, 2002 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibits 10.11 through 10.14 of the Company's Annual Report on Form 10-KSB/A filed with the SEC on July 23 , 2003).
10.14 Fifth Amendment to Loan and Security Agreement dated August 13, 2002 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the SEC on November 14, 2002).
10.15 Sixth Amendment to Loan and Security Agreement dated November 28, 2001 between LaSalle Business Credit, Inc. and the Singing Machine Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed with the SEC on February 14, 2003).
10.16 Seventh through Tenth Amendment to Loan and Security Agreement dated February 2-, 2003 through March 28, 2003 between LaSalle Business Credit, Inc. and the Singing Machine Company, In (incorporated by reference to Exhibits 10.1 through 10.5 to the Form 8-K filed with the SEC on May 21, 2003).*
10.17 Eleven Amendment to Loan and Security Agreement dated February 28, 2002 between LaSalle Business Credit, Inc. and the Singing Machine Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 4, 2003).
10.18 Twelfth Amendment to Loan and Security Agreement dated February 28, 2002 between LaSalle Business Credit, Inc. and the Singing Machine Company, Inc.* (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on July 7,
         2003).
10.19 Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form SB-2 filed with the SEC on March 28, 2001).
10.20 Year 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form S-8 filed with the SEC on September 13, 2002).
10.21 Singing Machine's Amended Bankruptcy Plan of Reorganization dated December 17, 1997 and Bankruptcy Court's Order Confirming the Plan of Reorganization (incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form SB-2 filed with the SEC on March 7, 2000).
21.1     List of Subsidiaries*
23.1     Consent of Grant Thornton, LLP*
23.2     Consent of Salberg & Company, P.A.*
99.1 Certification of Edward Steele, Chief Executive Officer of The Singing Machine Company, Inc. pursuant to 19 U.S.C. Section 1350*
99.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc. pursuant to U.S.C. Section 1350*

         *Filed herewith

Reports on Form 8-K

We filed a Current Report on Form 8-K dated March 24, and 27, 2003 reporting information contained in Item 4 - Change in Registrant's Certifying Accountant.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE SINGING MACHINE COMPANY, INC.



Dated: July 16, 2003       By:   /s/ Edward Steele
                             ---------------------------------------------------
                             Edward Steele, Chief Executive Officer and Chairman (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signature                                  Capacity                                   Date
---------                                  --------                                   ----
/s/ Edward Steele                          Chief Executive Officer                    July 16, 2003
---------------------------                And Chairman
Edward Steele                              (Principal Executive Officer)


/s/ Yi Ping Chan                           Chief Operating Officer                    July 16, 2003
---------------------------                Secretary
Yi Ping Chan


/s/ April J. Green                         Chief Financial Officer                    July 16, 2003
--------------------                       (Principal Financial and
April J. Green                             Accounting Officer)

/s/ Josef A. Bauer                         Director                                   July 16, 2003
---------------------------
Josef A. Bauer

/s/ John F. Klecha                         Director                                   July 16, 2003
---------------------------
John F. Klecha

/s/ Howard W. Moore                        Director                                   July 16, 2003
---------------------------
Howard W. Moore

/s/ Robert J. Weinberg                     Director                                   July 16, 2003
---------------------------
Robert J. Weinberg

                                 CERTIFICATIONS


I, Edward  Steele, certify that:


1. I have reviewed this annual report on Form 10-K of The Singing Machine Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     July 16, 2003                 /s/ Edward Steele
                                        -----------------
                                        Edward Steele
                                        Chief Executive Officer

                                 CERTIFICATIONS


I, April J Green, certify that:


1. I have reviewed this annual report on Form 10-K of The Singing Machine Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     July 16, 2003                 /s/ April J Green
                                        -----------------
                                        April J Green
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                        THE SINGING MACHINE COMPANY, INC.
                                 AND SUBSIDIARY

                            [GRANT THORNTON LETTERHEAD]




                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
The Singing Machine Company, Inc.

We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and subsidiary (the "Company") as of March 31, 2003 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Singing Machine Company, Inc. and subsidiary as of March 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of The Singing Machine Company, Inc. and subsidiary for the year ended March 31, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, on March 14, 2003, the Company was notified of its violation of the net worth covenant of its Loan and Security Agreement (the "Agreement") with its commercial lender (the "Lender") and the Company was declared in default under the Agreement. As of June 24, 2003, the Company has minimal liquidity. In June 2003, this Lender amended the Agreement through July 31, 2003 but did not waive the condition of default (see Note 9). This continuing condition of default raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to increasing liquidity and restructuring the Agreement are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

Miami, Florida
June 24, 2003 (except for Note 9, as to which the date is July 8, 2003 and Note
  15, as to which the date is July 10, 2003)

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

As more fully described in Note 3 of the fiscal 2003, 2002 and 2001 consolidated financial statements, subsequent to the issuance of the Company's 2002 and 2001 consolidated financial statements and our report thereon dated May 23, 2002, management determined to restate the 2002 and 2001 consolidated financial statements to reflect a change in their position regarding taxation of certain corporate income and a resulting increase in the income tax provision for years 2002 and 2001. In our related report, we expressed an unqualified opinion. Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified.

/s/ SALBERG & COMPANY, P.A.
---------------------------
SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 23, 2002 (except for Note 3 as to which the date is July 14, 2003)

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,
                                                                                -------------------------
                                                                                    2003          2002
                                                                                -----------   -----------
                                                                                             (as restated)
                                                                                               (Note 3)
                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                                       $   268,265   $ 5,520,147
Restricted cash                                                                     838,411       513,684
Accounts receivable, less allowance for doubtful accounts of $405,759
in 2003 and $12,022 in 2002                                                       5,762,944     3,536,903
Due from manufacturer                                                             1,091,871       488,298
Inventories                                                                      25,194,346     9,274,352
Prepaid expenses and other current assets                                         1,449,505       422,314
Deferred tax asset                                                                1,925,612       191,418
Deposits                                                                             34,097            --
                                                                                -----------   -----------
                                                  TOTAL CURRENT ASSETS           36,565,051    19,947,116

PROPERTY AND EQUIPMENT, at cost less accumulated depreciation of
$1,472,850 in 2003 and $846,915 in 2002                                           1,096,423       574,657

OTHER ASSETS
Other non-current assets                                                          1,273,820       881,423
                                                                                -----------   -----------
                                                    TOTAL OTHER ASSETS            1,273,820       881,423
                                                                                -----------   -----------
                                                          TOTAL ASSETS          $38,935,294   $21,403,196
                                                                                ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Bank overdraft                                                                      316,646            --
Accounts payable                                                                $ 8,486,009   $ 1,846,238
Accrued expenses                                                                  1,443,406     1,289,597
Due to related party                                                                400,000            --
Revolving credit facility                                                         6,782,824            --
Income taxes payable                                                              3,821,045     2,041,928
                                                                                -----------   -----------
                                             TOTAL CURRENT LIABILITIES           21,249,930     5,177,763
                                                                                -----------   -----------

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares
authorized, no shares issued and outstanding                                             --            --
Common stock, Class A, $.01 par value;  100,000 shares
authorized; no shares issued and outstanding                                             --            --
Common stock, $0.01 par value;  18,900,000 shares authorized;
8,171,678 and 8,020,027 shares issued and outstanding                                81,717        80,200
Additional paid-in capital                                                        4,843,430     4,602,828
Retained earnings                                                                12,760,217    11,542,405
                                                                                -----------   -----------
                                            TOTAL SHAREHOLDERS' EQUITY           17,685,364    16,225,433
                                                                                -----------   -----------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $38,935,294   $21,403,196
                                                                                ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                    For the Years Ended
                                                          March 31,       March 31,       March 31,
                                                            2003            2002            2001
                                                        ------------    ------------    ------------
                                                                        (as restated)  (as restated)
                                                                          (Note 3)       (Note 3)
NET SALES                                               $ 95,613,766    $ 62,475,753    $ 34,875,351

COST OF SALES                                             72,329,035      40,852,840      22,159,051
                                                        ------------    ------------    ------------

GROSS PROFIT                                              23,284,731      21,622,913      12,716,300

OPERATING EXPENSES
Advertising                                                5,032,367       2,377,638         921,359
Commissions                                                  997,529       1,294,543         837,222
Compensation                                               3,637,559       2,486,547       1,916,612
Freight & Handling                                         2,112,435       1,242,910         882,610
Royalty Expense                                            2,257,653       1,862,116         148,643
Selling, general & administrative expenses                 7,632,958       4,123,779       2,982,261
                                                        ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                  21,670,501      13,387,533       7,688,707
                                                        ------------    ------------    ------------

EARNINGS FROM OPERATIONS                                   1,614,230       8,235,380       5,027,593

OTHER INCOME (EXPENSES)
Other income                                                 196,537         215,840          32,617
Interest income                                               11,943          16,934          50,242
Interest expense                                            (406,126)       (112,123)       (424,104)

Stock based guarantee fees                                        --        (171,472)       (267,029)

Factoring fees                                                    --              --        (231,298)

                                                        ------------    ------------    ------------
NET OTHER EXPENSES                                          (197,646)        (50,821)       (839,572)

EARNINGS BEFORE INCOME TAX                                 1,416,584       8,184,559       4,188,021

PROVISION FOR INCOME TAX                                     198,772       1,895,494         491,744
                                                        ------------    ------------    ------------
NET EARNINGS                                            $  1,217,812    $  6,289,065    $  3,696,277
                                                        ============    ============    ============

EARNINGS PER COMMON SHARE:
                  Basic                                 $       0.15    $       0.88    $       0.59
                  Diluted                               $       0.14    $       0.79    $       0.50

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
                  Basic                                    8,114,330       7,159,142       6,291,792
                  Diluted                                  8,931,385       7,943,473       7,457,173



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         PREFERRED STOCK                   COMMON STOCK
                                   ----------------------------    -----------------------------
                                      SHARES          AMOUNT          SHARES          AMOUNT
                                   ------------    ------------    ------------    ------------
BALANCE AT MARCH 31, 2000             1,000,000    $  1,000,000       4,541,430    $     45,414


Net earnings, as restated                    --              --              --              --

Conversion of preferred stock        (1,000,000)     (1,000,000)      1,500,000          15,000

Exercise of warrants                         --              --         570,000           5,700
Exercise of employee stock
options                                      --              --           2,250              23

Cancellation of shares                       --              --         (75,000)           (750)
Warrants issued for services and
as loan fees                                 --              --              --              --
Amortization of deferred
guarantee fees                               --              --              --              --
                                   ------------    ------------    ------------    ------------

BALANCE AT MARCH 31, 2001                    --              --       6,538,680          65,387


Net earnings, as restated                    --              --              --              --

Exercise of warrants                         --              --         581,100           5,811
Exercise of employee stock
options                                      --              --         900,525           9,005
Fractional share adjustment
pursuant to 3:2 stock split                  --              --            (278)             (3)
Amortization of deferred
guarantee fees                               --              --              --              --
                                   ------------    ------------    ------------    ------------

BALANCE AT MARCH 31, 2002                    --              --       8,020,027          80,200


Net earnings, as restated                    --              --              --              --

Exercise of warrants                         --              --          52,500             525
Exercise of employee stock
options                                      --              --          99,151             992
                                   ------------    ------------    ------------    ------------


BALANCE AT MARCH 31, 2003                    --    $         --       8,171,678    $     81,717
                                   ============    ============    ============    ============
[RESTUBBED]


                                                                    DEFERRED
                                     PAID IN         RETAINED       GUARANTEE
                                     CAPITAL         EARNINGS         FEES           TOTAL
                                   ------------    ------------   ------------    ------------
BALANCE AT MARCH 31, 2000          $  1,703,910    $  1,557,063   $   (400,101)   $  3,906,286


Net earnings, as restated                    --       3,696,277             --       3,696,277

Conversion of preferred stock           985,000              --             --              --

Exercise of warrants                    574,300              --             --         580,000
Exercise of employee stock
options                                     622              --             --             645

Cancellation of shares                      750              --             --              --
Warrants issued for services and
as loan fees                             38,400              --             --          38,400
Amortization of deferred
guarantee fees                               --              --        228,629         228,629
                                   ------------    ------------   ------------    ------------

BALANCE AT MARCH 31, 2001             3,302,982       5,253,340       (171,472)      8,450,237


Net earnings, as restated                    --       6,289,065             --       6,289,065

Exercise of warrants                    584,239              --             --         590,050
Exercise of employee stock
options                                 720,135              --             --         729,140
Fractional share adjustment
pursuant to 3:2 stock split              (4,528)             --             --          (4,531)
Amortization of deferred
guarantee fees                               --              --        171,472         171,472
                                   ------------    ------------   ------------    ------------

BALANCE AT MARCH 31, 2002,            4,602,828      11,542,405             --      16,225,433


Net earnings, as restated                    --       1,217,812             --       1,217,812

Exercise of warrants                     47,600              --             --          48,125
Exercise of employee stock
options                                 193,002              --             --         193,994
                                   ------------    ------------   ------------    ------------


BALANCE AT MARCH 31, 2003          $  4,843,430    $ 12,760,217   $         --    $ 17,685,364
                                   ============    ============   ============    ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                         --------------------------------------------
                                                                             2003            2002            2001
                                                                         ------------    ------------    ------------
                                                                                        (as restated)   (as restated)
                                                                                          (Note 3)        (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                        $  1,217,812    $  6,289,065    $  3,696,277
     Adjustments to reconcile net earnings to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                            622,298         394,456         301,064
     Stock based expenses                                                          --         171,472         267,029
     Bad debt                                                                 393,737          45,078          85,302
     Provision for inventory losses                                         3,715,357              --              --
     Deferred tax benefit                                                  (1,734,194)             --              --
     Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts Receivable                                                   (2,619,778)     (2,626,329)       (312,916)
     Restricted cash                                                         (324,727)       (513,684)             --
     Due from manufacturer                                                   (603,573)        210,798        (699,096)
     Inventories                                                          (19,635,351)     (4,460,891)     (3,326,255)
     Prepaid Expenses and other assets                                     (1,453,685)       (444,004)       (394,176)
     Increase (decrease) in:
     Accounts payable                                                       6,639,771       1,364,158         467,491
     Accrued expenses                                                         153,809         199,445         672,342
     Bank Overdraft                                                           316,646              --              --
     Income taxes payable                                                   1,779,117       1,811,439         479,750
                                                                         ------------    ------------    ------------
                   Net Cash (Used in) Provided by Operating Activities    (11,532,761)      2,441,003       1,236,812
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                    (1,144,064)       (613,691)       (373,409)
     Proceeds from investment in factor                                            --         933,407              --
     Proceeds from repayment of related party loans                                --         125,117         386,261
     Investment in and Advances in unconsolidated subsidiary                       --         298,900        (374,730)
                                                                         ------------    ------------    ------------
                   Net cash (used in) provided by Investing Activities     (1,144,064)        743,733        (361,878)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from revolving credit facility                               47,825,725      21,856,653         600,000
     Repayments on revolving credit facility                              (41,042,901)    (21,856,653)       (600,000)
     Proceeds from related party loan                                         400,000              --              --
     Proceeds from exercise of stock options and warrants                     242,119       1,319,190         580,645
     Due from factor                                                               --              --        (818,206)
                                                                         ------------    ------------    ------------
                   Net cash provided by (used in) Financing Activities      7,424,943       1,319,190        (237,561)
                                                                         ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (5,251,882)      4,503,926         637,373

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            5,520,147       1,016,221         378,848
                                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    268,265    $  5,520,147    $  1,016,221
                                                                         ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                   $    406,126    $    112,123    $    424,104
                                                                         ============    ============    ============
Cash paid during the year for income taxes                               $    153,849    $    102,415    $     11,994
                                                                         ============    ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

OVERVIEW

         The Singing Machine Company, Inc., a Delaware corporation, and Subsidiary (the "Company", or "The Singing Machine") are primarily engaged in the production, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The products are sold directly to distributors and retail customers.

         The preparation of The Singing Machine's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and The Singing Machine's actual results are subject to the risk factors listed in Quantitative and Qualitative Disclosures About Market Risk Section of the Form 10-K for the year ended March 31, 2003.

         The management of the Company believes that a higher degree of judgment or complexity is involved in the following areas:

     COLLECTIBILITY OF ACCOUNTS RECEIVABLE. The Singing Machine's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

     RESERVES ON INVENTORIES. The Singing Machine establishes a reserve on inventory based on the expected net realizable value of inventory on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

         INCOME TAXES. Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At March 31, 2003 and 2002, The Singing Machine had net deferred tax assets of $1.9 million and $191 thousand, respectively. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. There is no related valuation allowance at March 31, 2003 and 2002.

         The Company's Subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the Subsidiary level. Although no decision has been reached by the Hong Kong governing body, the Company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision in fiscal 2003, 2002, and 2001.

         The Company constructively repatriated approximately $5.6 million, $5.7 million and $0 from its foreign operations in 2003, 2002 and 2001, respectively. Accordingly, these earnings were treated as a deemed dividend and were taxed using U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the Company's foreign subsidiary of approximately $3.6 million at March 31, 2003 and $1.9 million at March 31, 2002, as it is anticipated that such earnings would be permanently reinvested in their operations.

         The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

         OTHER ESTIMATES. The Singing Machine makes other estimates in the ordinary course of business relating to sales returns and allowances, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

THE FOLLOWING ARE THE COMPANY'S REMAINING ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its wholly-owned Hong Kong Subsidiary, International SMC (HK) Limited ("Hong Kong Subsidiary"). All intercompany accounts and transactions have been eliminated in consolidation.

STOCK SPLITS

         On March 15, 2002, the Company effected a 3 for 2 stock split. All share and per share data have been retroactively restated in the accompanying consolidated financial statements to reflect the split.

FOREIGN CURRENCY TRANSLATION

         The functional currency of the Company's Hong Kong Subsidiary is the local currency. The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of earnings and were not material during the periods presented. The effect of exchange rate changes on cash at March 31, 2003, 2002 and 2001 were not material.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at March 31, 2003 and 2002 include approximately $73,000 and $154,000, respectively, held in foreign banks by the Hong Kong Subsidiary.

COMPREHENSIVE EARNINGS

         Other comprehensive earnings (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on derivatives designated as cash flow hedges. For the years ended March 31, 2003, 2002 and 2001 comprehensive earnings was equal to net earnings.

INVENTORIES

         Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. Inventory reserves were $3,715,357 and $0 for March 31, 2003 and 2002, respectively. Inventory consigned to one customer at March 31, 2003 and 2002 was $56,695 and $2,020,172, respectively. The following table represents the major components of inventory at March 31.

                                        2003           2002
                                   ------------    ------------

          Finished goods           $ 27,807,763    $  7,476,237
          Inventory in transit        1,101,940       1,798,115
          Less Inventory reserve     (3,715,357)             --
                                   ------------    ------------

          Total Inventory          $ 25,194,346    $  9,274,352
                                   ============    ============

LONG-LIVED ASSETS

         The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SHIPPING AND HANDLING COSTS

         Shipping and handling costs are classified as a separate operational expense and those billed to customers are recorded as revenue on the statement of earnings.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful lives using accelerated and straight-line methods.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

DUE TO RELATED PARTY

         On March 4, 2003, one of the Company's directors advanced $400,000 to the Company's Hong Kong subsidiary, which used the funds to pay a debt with a trade creditor. The Company was to repay this loan by May 4, 2003 and the loan bore interest at the rate of 8% per annum. The Company repaid $200,000 of the loan on May 4, 2003 and the director has agreed to extend the remaining balance until October 31, 2003.

REVENUE RECOGNITION

         Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of a provision for actual and estimated future returns, discounts and volume rebates.

DUE FROM MANUFACTURER

         The Company's Hong Kong Subsidiary operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company. A manufacturer affiliated with a former director of the Company credited the Company for returns of machines to the factory for rework. The manufacturer also credited the Company for volume incentive rebates on purchases in fiscal 2003. The balance as of March 31, 2003 was $1,091,871.

STOCK BASED COMPENSATION

         The Company accounts for stock options issued to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 148", which permits entities to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied to options granted.

         Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with Statement of Financial Accounting Standards (SFAS) No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net earnings would have been changed to the pro-forma amounts indicated below for the years ended March 31:

                                                              2003          2002              2001
                                                              ----          ----              ----
                                                                        (as restated)    (as restated)
Net earnings                           As reported         $1,217,812      $6,289,065       $3,696,277
                                       Pro forma            ($522,812)     $6,173,576       $3,696,277
Net earnings per share - basic         As reported              $0.15           $0.88            $0.59
                                       Pro forma               ($0.06)          $0.86            $0.59
Net earnings per share - diluted       As reported              $0.14           $0.79            $0.50
                                       Pro forma               ($0.06)          $0.78            $0.50

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net earnings for future years due to, among other things, the effects of vesting.

         For stock options and warrants issued to consultants, the Company applies the fair value method of accounting as prescribed by SFAS 123. Accordingly, consulting expense of $38,400 was charged to operations in 2001. There was no consulting expense relating to grants in 2003 and 2002.

         For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions:

                  Fiscal 2003: expected dividend yield 0%, risk-free interest rate of 4%, volatility 71% and expected term of three years.
                  Fiscal 2002: expected dividend yield 0%, risk-free interest rate of 6.08% to 6.81%, volatility 42% and expected term of two years.
                  Fiscal 2001: no options were issued; therefore there would be no change in net earnings

ADVERTISING

         Costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company has cooperative advertising arrangements with its vendors and accrues the cost of advertising as a selling expense, calculated on the related revenues. Advertising expense for the years ended March 31, 2003, 2002 and 2001 was $5,032,367, $2,377,638 and
$921,359, respectively.

RESEARCH AND DEVELOPMENT COSTS

         All research and development costs are charged to the results of operations when they are incurred. These expenses are shown in the selling, general & administrative expenses on the consolidated statements of earnings. For the years ended March 31, 2003, 2002 and 2001, the amounts expensed were $674,925, $181,866 and $55,376, respectively.

EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net earnings for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding including the effect of common stock equivalents.

         The following table presents a reconciliation of basic and diluted earnings per share:

                                                      2003             2002          2001
                                                      ----             ----          ----
                                                                  (as restated)   (as restated)
Net earnings                                       $1,217,812      $6,289,065      $3,696,277

Income available to common shares                  $1,217,812      $6,289,065      $3,696,277
Weighted average shares outstanding - basic         8,114,330       7,159,142       6,291,792
Earnings per share - Basic                         $     0.15      $     0.88      $     0.59
                                                   ==========      ==========      ==========

Income available to common shares                  $1,217,812      $6,289,065      $3,696,277
Weighted average shares outstanding - basic         8,114,330       7,159,142       6,291,792
Effect of dilutive securities:
Stock options                                         817,055         784,331       1,127,555
Warrants                                                   --              --          37,826
                                                   ----------      ----------      ----------
Weighted average shares outstanding - diluted       8,931,385       7,943,473       7,457,173
Earnings per share - Diluted                       $     0.14      $     0.79      $     0.50
                                                   ==========      ==========      ==========

         In 2003, 2002 and 2001, 90,000, 0 and 2,529,000 common stock equivalents (as restated for the 3 for 2 stock split) with exercise prices greater than $10.66 in fiscal 2003 and $4.11 in fiscal 2001 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

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

         The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, revolving credit facility and income taxes payable, approximate fair value due to the relatively short period to maturity for these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 144 was not material.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under Statement No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Additionally, this Statement amends SFAS No. 13, "Accounting for Leases," such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale- leaseback. This Statement is generally effective for financial statements issued on or after May 15, 2002. The impact of adopting SFAS No. 145 was not material to the Company.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Restructuring Costs," ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of this standard did not a material impact on the financial statements.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS 143"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net earnings of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information. The Singing Machine currently accounts for its stock-based compensation awards to employees and directors, under accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 148. The Singing Machine currently intends to continue to account for its stock-based compensation awards to employees and directors using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25.

         In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

 o measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

 o provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

         The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company's financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003 and the Company does not believe that the adoption of these provisions will have a material impact on the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The adoption of FIN 46 did not have a material effect on the Company's financial statement presentation or disclosure.

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

         On March 14, 2003, the Company was notified of its violation of the net worth covenant of its Loan and Security Agreement (the "Agreement") with its commercial lender and the Company was declared in default under the Agreement. The lender amended the Agreement on June 30, 2003, extending the loan until July 31, 2003, but did not waive the condition of default. This condition of default raises substantial doubt about the Company's ability to continue as a going concern.

         The Company is attempting to restructure and extend its revolving credit facility. Based upon cash flow projections, the Company believes the anticipated cash flow from operations will be sufficient to finance the Company's operating needs until inventory is sold and the receivables subsequently collected, provided that the bank does not call the loan. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Although the Company had a larger than normal amount of currently saleable inventory at March 31, 2003 (based on the Company's recent sales trends and industry turnover standards), the Company has developed a fiscal 2004 sales plan that it believes will allow it to sell such inventory and recover the majority of its costs in the normal course of business. The Company has reduced selling prices on certain inventory items and accordingly, in the fourth quarter of fiscal 2003, the Company has taken a provision for loss against this inventory.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEARS 2002 AND 2001

         In June 2003, management revised its position on taxation of its subsidiary's income by the United States and by the Hong Kong tax authorities.

         With regard to taxation in Hong Kong, the Company's subsidiary had previously applied for a Hong Kong offshore claim income tax exemption based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in the consolidated financial statements as of March 31, 2002 and 2001. However, full disclosure was previously reflected in the audited financial statements for years ended March 31, 2002 and 2001 of the estimated amount that would be due to the Hong Kong tax authority should the exemption be denied. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management has determined to restate the 2002 and 2001 consolidated financial statements to provide for such taxes. The effect of such restatement is to increase income tax expense by $748,672 and $468,424 in fiscal 2002 and 2001, respectively. However, the Company can claim United States foreign tax credits in 2002 for these Hong Kong taxes, which is reflected in the final restated amounts.

         With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The internal revenue code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,027,545 in fiscal year 2002, which includes the utilization of the foreign tax credits referred to above.

         The net effect of the above two adjustments is to decrease net income by $1,776,217 and $468,424 in fiscal 2002 and 2001. The net effect on net income per share is to decrease net income per share basic and diluted by $0.25 and $0.23, respectively in fiscal 2002 and decrease net income per share basic and diluted by $0.07 and $0.06, respectively in fiscal 2001.

NOTE 4 - ACCOUNTS RECEIVABLE AND FACTOR AGREEMENT

         During 2001, the Company sold certain trade accounts receivable, primarily without recourse, pursuant to a factoring agreement. The Company terminated the factoring agreement in April 2001 upon obtaining a new Loan and Security Agreement with a commercial lender. (See Note 8) For the year ending March 31, 2001, the Company incurred $429,509 in factoring fees and interest. The portion representing factor interest expense was $198,208 of the $429,506.

         During 2000, two officers of the Company entered into guarantee agreements related to the factor agreement resulting in deferred guarantee fees of $400,101, which was being amortized over the term of the factor agreement, which expired on December 31, 2001. Upon termination of the factor agreement, the unamortized deferred guarantee fees of $171,472 were charged to operations as amortization in fiscal 2002.

NOTE 5 - SALE OF UNCONSOLIDATED SUBSIDIARY

         In November 2000, the Company closed on an acquisition of 60% of the ordinary voting shares of a Hong Kong toy company for a total purchase price of $170,000. The Company believed that the acquiree had agreed to extend the effective date to June 2001, but a dispute arose and the Company committed to dispose of the entire investment. Accordingly, pursuant to Statement of Financial Accounting Standards No. 94 "Consolidation of All Majority-Owned Subsidiaries," the Company treated the control of the subsidiary as temporary and recorded the investment of $170,000 and advances of $220,661 at cost. The Company completed a contract selling the 60% interest on September 11, 2001. The transaction resulted in a net loss on investment of $48,912 included in selling, general, and administrative expenses. The advances due at March 31, 2002 were $75,831 and were included in prepaid and other current assets. There were no advances due at March 31, 2003.

NOTE 6 - PROPERTY AND EQUIPMENT

         A summary of property and equipment at March 31, 2003 and 2002 is as follows:

                                                 USEFUL LIVES             2003              2002
         Computer and office equipment            5 years            $   313,221        $  230,025
         Furniture and fixtures                   5 - 7 years            341,777           106,164
         Leasehold improvements                        *                 110,841            62,483

         Molds and tooling                        3 years              1,803,434         1,022,900
                                                                     -----------        ----------
                                                                       2,569,273         1,421,572
         Less:  accumulated depreciation                              (1,472,850)         (846,915)
                                                                     -----------        ----------
         Total net property and equipment                             $1,096,423          $574,657
                                                                     ===========        ==========

*   Shorter of remaining term of lease or useful life

NOTE 7 - RESTRICTED CASH

         The Company, through its Hong Kong subsidiary, maintains a letter of credit facility and short term loan with a major international bank. The Company's subsidiary is required to maintain a separate deposit account in the amount of $838,411 and $513,684 at March 31, 2003 and 2002, respectively. This amount is shown as restricted cash at March 31, 2003 and 2002.

NOTE 8 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

         The Company's Hong Kong Subsidiary maintains separate credit facilities at two international banks. The maximum credit available under these agreements is $5.5 million U.S. dollars. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

o        Overdraft facilities
o Issuance and negotiation of letters of credit, both regular and discrepant
o        Trust receipts
o        A Company credit card

         The facilities do not have an expiration date, but are considered short term debt. Interest on these facilities range from prime plus 2 to prime plus
2.5. At March 31, the interest rate associated with these lines was 6.25% to 6.5%. The outstanding amount on these facilities at March 31, 2003, was $0 and there was no availability.

LOAN AND SECURITY AGREEMENT

         On April 26, 2001, the Company executed a Loan and Security Agreement (the "Agreement") with a commercial lender (the "Lender"). This loan was last amended on June 30, 2003. The following is a description of the terms as amended.

         The Lender will advance up to 70% of the Company's eligible accounts receivable, plus up to 20% of the eligible inventory up to $6,000,000, plus up to 40% of the commercial letters of credit opened for the purchase of eligible inventory up to $3 million, less reserves at the discretion of the lender.

         The outstanding loan limit varies between zero and $10,000,000, as stipulated in the Agreement. The Lender also provides the Company the ability to issue commercial letters of credit up to $3,000,000, which shall reduce the loan limits above. The loans bear interest at the commercial lender's prime rate plus 0.5% and an annual fee equal to 1% of the maximum loan amount or $100,000 is payable. All amounts under the loan facility are due within 90 days of demand. The loans are secured by a first lien on all present and future assets of the Company except for certain tooling located at a vendor in China. This amendment expires July 31, 2003.

         The Agreement contains covenants including a restriction on the payment of dividends as well as a financial covenant stipulating a minimum tangible net worth of $30,000,000 as of December 31, 2002 with escalations as defined in the Agreement. On March 15, 2003, the lender notified the Company that they are in default of this covenant and the agreement. The balance outstanding at March 31, 2003 was $6,782,824 and was classified as a current liability under revolving credit facility on the balance sheet. At March 31, 2003, the Company was over advanced under the agreement by approximately $3 million. The June 30, 2003 amendment gave the Company an additional $4.5 million in availability which gave the Company working capital and cured the over advance; however, the Amendment requires the Company to raise $2 million in subordinated debt. Although the Company has only raised $1 million of the required $2 million by the due date, the Company believes that the commercial lender will continue to support the increased availability under the Amendment.

         The Company is currently negotiating a restructuring of the agreement with the lender.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES

         The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, Rancho Dominguez, California, New York, New York and Kowloon, Hong Kong. The leases expire at varying dates. Rent expense for fiscal 2003, 2002 and 2001 was $901,251, $333,751 and 142,472, respectively.

         In addition, the Company maintains various warehouse and computer equipment operating leases.

         Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2003 are as follows:

               -------------------- -------------------- -- -----------------------
                                        PROPERTY LEASES          EQUIPMENT LEASES
               -------------------- -------------------- -- -----------------------
               Year ending March 31:
               -------------------- -------------------- -- -----------------------
                              2004           $1,330,158                    $46,525
               -------------------- -------------------- -- -----------------------
                              2005              924,338                     19,965
               -------------------- -------------------- -- -----------------------
                              2006              517,071                     10,322
               -------------------- -------------------- -- -----------------------
                              2007              495,545                      7,969
               -------------------- -------------------- -- -----------------------
                              2008              371,659                      1,235
               -------------------- -------------------- -- -----------------------
                                             $3,638,771                    $86,016
               ========================================= -- =======================

GUARANTEES

         The Company's Subsidiary guarantees the revolving credit facility at the lender by a pledge of 60% of its common stock. The Company also in turn guarantees all lines of credit of the Subsidiary.

EMPLOYMENT AGREEMENTS

         The Company has employment contracts with four key officers as of March 31, 2003. The agreements provide for base salaries, with annual cost of living adjustments and travel allowances. The agreements also provide for aggregate Board approved performance bonuses of up to 10% of net earnings before those performance bonuses, interest, and taxes. During fiscal 2003, 2002 and 2001, the bonus percentages were 0%, 5% and 10%, respectively.

MERCHANDISE LICENSE AGREEMENTS

         On November 1, 2000, as amended on November 29, 2001, as amended on December 27, 2002, the Company entered into a merchandise license agreement to license a name, trade name, and logo of a music oriented television network. The term of the agreement is from November 1, 2000 to December 31, 2003. However, shipment of related products did not begin until after March 31, 2001. Accordingly, none of the minimum royalty was charged to operations as of March 31, 2001. The Company pays a royalty rate of a percentage of stipulated sales, as defined in the agreement, with $686,250 guaranteed minimum royalties for the term, payable on a scheduled basis as stipulated in the agreement. The initial minimum royalty guarantee was paid in fiscal year 2002. The new amendment places an additional guarantee for calendar year 2003 of $1,500,000, payable on a scheduled basis as follows: $500,000 on the signing of the amendment, December 27, 2002, $333,333 on June 30, 2003, $333,333 on September 30, 2003 and $333,334
on December 31, 2003. Royalty reports are due on a quarterly basis under the terms of the agreement and the following table represents a summary of the agreement:

              Total Expense       Prepaid Balance at March 31        Accrued Expense at March 31
2003             $1,411,403                          $355,931                                 $0
2002             $1,388,813                                $0                           $126,170
2001                     $0                           $50,000                                 $0

         On December 1, 2001, the Company entered into an additional agreement with a division of above licensor for additional license properties and products. The license term is January 1, 2002 to December 31, 2004 with an initial stipulated ship date of August 15, 2002. The agreement stipulates a royalty rate as a percentage of net sales (defined as gross sales less discounts, allowances and damaged goods returns not to exceed 8% of gross sales), payable quarterly, with a guaranteed minimum royalty for the license term of $450,000 payable as follows: $25,000 on execution of agreement, $85,000 on or before September 1, 2002, $85,000 on or before December 1, 2002, $85,000 on or before March 1, 2003, $85,000 on or before June 1, 2003, and $85,000 on or before September 1, 2003 and the following table represents a summary of the agreement:

              Total Expense       Prepaid Balance at March 31        Accrued Expense at March 31
2003               $127,778                          $152,222                                 $0
2002                      0                           $25,000                                 $0
2001                      0                                 0                                 $0

                  In December 2002, the Company entered into an agreement with a division of a music and memorabilia restaurant and entertainment chain. The license term is January 1, 2003 to December 31, 2005. The Company pays a royalty rate of a percentage of stipulated sales, as defined in the agreement, with a $250,000 guaranteed minimum royalties for the term, payable on a scheduled basis as follows: $25,000 on signing of the contract and payments of $25,000 at the end of each calendar quarter starting March 31, 2003 and ending September 30, 2004, with a final payment of $50,000 due on December 31, 2004 and the following table represents a summary of the agreement:

              Total Expense       Prepaid Balance at March 31        Accrued Expense at March 31
2003                $16,656                           $33,344                                 $0
2002                      0                                 0                                 $0
2001                      0                                 0                                 $0

                  In February 2003, the Company entered into an agreement with a large music and entertainment conglomerate. The license term is April 1, 2003 to March 31, 2006. The Company pays a royalty rate of a percentage of stipulated sales, as defined in the agreement, with a $300,000 guaranteed minimum royalties for the term, payable on a scheduled basis as follows: $25,000 on signing of the contract, $50,000 on June 30, 2003 and payments of $25,000 at the end of each calendar quarter starting September 30, 2003 and ending September 30, 2005 and the following table represents a summary of the agreement:

              Total Expense       Prepaid Balance at March 31        Accrued Expense at March 31
2003                      0                           $25,000                                 $0
2002                      0                                 0                                 $0
2001                      0                                 0                                 $0

         Guaranteed royalty payments are non-refundable and not recoupable against other license agreements with the same licensor.

SIGNIFICANT ESTIMATES

         The Company records an accrual for product returns in the normal course of business. The accrual is estimated based on historical experience and is recorded as a liability equal to the gross profit on estimated returns. At March 31, 2003 and 2002, the accrual for product returns was $324,422 and $118,488 respectively and are included in accrued expenses on the consolidated balance sheets.

         The Company estimates an allowance for doubtful accounts using the specific identification method since a majority of accounts receivable are concentrated with several customers. The allowance for doubtful accounts was $405,759 and $12,022 at March 31, 2003 and 2002, respectively.

LEGAL MATTERS

         CLASS ACTION. From July 2, 2003 through July 8, 2003, six securities class action lawsuits were filed against The Singing Machine and certain of its officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased The Singing Machine's securities during the various class action periods specified in the complaints. The Company expects that all of these actions will be consolidated in the United States District Court for the Southern District of Florida.

         The complaints that have been filed allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The complaints seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that defendants falsely represented the Company's financial results for the years ended March 31, 2002 and 2001.

         The Company believes that the allegations in these cases are without merit and the Company intends to vigorously defend these actions. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur which could have a material affect on the Company's operations.

         OTHER MATTERS. The Company is also subject to various other legal proceedings and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur, which could have a material impact on the Company's operations.

NOTE 10 - STOCKHOLDERS' EQUITY

AMENDMENT TO AUTHORIZED SHARES

         During September 2000, the Company filed an amendment to its Articles of Incorporation decreasing the authorized shares of the Company's common stock to 18,900,000 shares and 100,000 Class A common shares.

STOCK SPLIT

         On March 15, 2002, the Company effected a 3 for 2 stock split. All share and per share data have been retroactively restated in the accompanying consolidated financial statements to reflect the split.

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

COMMON STOCK ISSUANCES

         During fiscal 2003, 2002 and 2001, the Company issued the following shares of stock upon exercise of outstanding options and warrants.

         ---------- ----------------------------- --------------------------
                          Number of Shares Issued       Proceeds to Company
         ---------- ----------------------------- --------------------------
         2003                            151,651                   $242,119
         ---------- ----------------------------- --------------------------
         2002                          1,481,347                 $1,314,659
         ---------- ----------------------------- --------------------------
         2001                            572,250                   $580,645
         ---------- ----------------------------- --------------------------

GUARANTEE FEES

         During the year ended March 31, 2000, the Company issued 525,000 shares of common stock to two officers of the Company in exchange for guarantees related to the Company's factor agreement, and letter of credit agreement. These guarantee fees totaled $590,625 and were amortized over a period of 31 months. For the years ended March 31, 2002 and 2001 $228,629 and $361,996 of deferred fees were charged to operations, respectively. There were no remaining deferred guarantee fees at March 31, 2002.

         During the year ended March 31, 2001, the Company issued 37,500 common stock options for services and 45,000 common stock warrants to two investors as loan fees. The fair market value of the options totaling $38,400 was charged to operations. There were no transactions made in fiscal 2002 and 2003.

STOCK OPTIONS

         On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan, which replaced the 1994 Stock Option Plan, as amended, (the "Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2003, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual in any fiscal year. As of March 31, 2003, the Company had granted 745,200 options under the Year 2001 Plan, leaving 1,204,800 options available to be granted.

         In accordance with SFAS 123, for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its options issued. The following table sets forth the issuances of stock options for fiscal 2003, and 2002.

         The exercise price of common stock option issuances in 2003 and 2002 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in 2003 or 2002. A summary of the options issued as of March 31, 2003, 2002 and 2001 and changes during the years is presented below:

                                     NUMBER OF    WEIGHTED                    WEIGHTED                    WEIGHTED
                                      OPTIONS     AVERAGE        NUMBER OF     AVERAGE       NUMBER OF     AVERAGE
                                        AND       EXERCISE      OPTIONS AND   EXERCISE      OPTIONS AND   EXERCISE
                                      WARRANTS      PRICE         WARRANTS      PRICE         WARRANTS      PRICE
FISCAL YEAR                                   2003                        2002                        2001
STOCK OPTIONS:
BALANCE AT BEGINNING OF PERIOD       1,094,475       $2.11       2,433,300      $1.31        1,593,300      $0.67

GRANTED                                574,926       $7.88          82,800      $3.92        1,245,750      $2.01

EXERCISED                             (151,651)      $1.63      (1,406,625)     $0.87         (371,250)     $0.84

Forfeited                               (4,500)      $2.04         (15,000)     $2.04          (34,500)     $0.92
                                   -----------                ------------                ------------
BALANCE AT END OF PERIOD             1,513,250       $4.43       1,094,475      $2.11        2,433,300      $1.31
                                   ===========                ============                ============
OPTIONS EXERCISABLE AT END OF          976,250       $2.45         647,738      $2.11        1,435,050      $0.70
PERIOD                             ===========                ============                ============
WEIGHTED AVERAGE FAIR VALUE OF                       $4.90                      $1.54                       $0.85
OPTIONS GRANTED DURING THE PERIOD

         The following table summarizes information about employee stock options and consultant warrants outstanding at March 31, 2003:

                                                 Weighted Average
 Range of Exercise    Number Outstanding at    Remaining Contractual    Weighted Average    Number Exercisable at   Weighted Average
       Price              March 31, 2003               Life             Exercise Price        March 31, 2003        Exercise Price

           $1.11              58,500                   1.24                  $1.11                   58,500              $1.11
           $2.04             785,300                   3.67                  $2.04                  785,300              $2.04
 $3.27 -   $4.23             102,450                   3.20                  $3.83                  102,450              $3.83
 $5.60 -   $7.26             190,000                   5.69                  $6.70                        0              $0.00
  $8.61 - $11.09             377,000                   6.76                  $9.45                   30,000             $11.09
                          ----------                                                             ---------
                           1,513,250                                                                976,250
                          ==========                                                             ==========

NOTE 11 - INCOME TAXES

         The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of earnings consisted of the following components for 2003, 2002 and 2001:

                               2003             2002              2001
                                            (as restated)     (as restated)
        Current:
        U.S. Federal      $   663,816       $ 1,027,545      $    21,320
        Foreign             1,230,650           748,672          468,424
        State                  38,500           119,277            2,000

        Deferred           (1,734,194)                0                0
                          -----------       -----------      -----------
                          $   198,772       $ 1,895,494      $   491,744
                          ===========       ===========      ===========

         The United States and foreign components of earnings (loss) before income taxes are as follows:


                                 For the year ended March 31,
                     ------------------------------------------------------
                           2003               2002               2001
                     ---------------     --------------     --------------
United States        $    (5,952,129)    $    3,669,341     $    1,311,899
Foreign                    7,368,713          4,515,218          2,876,122
                     ---------------     --------------     --------------
                     $     1,416,584     $    8,184,559     $    4,188,021
                     ===============     ==============     ==============

         The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2003, 2002 and 2001 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                               2003               2002               2001
                                                            -----------       -----------       -----------
                                                                          (as restated)      (as restated)
Expected tax expense                                        $   481,880       $ 2,782,750       $ 1,423,927
State income taxes, net of Federal income tax benefit           (43,204)           78,723                --
Foreign earnings constructively distributed to the U.S.       1,011,628         1,027,545                --
Change in valuation allowance                                        --        (1,059,089)         (609,857)
Tax rate differential on undistributed foreign earnings      (1,326,368)         (812,739)         (517,702)
Other permanent differences                                      74,836          (121,696)          195,376
                                                            -----------       -----------       -----------
                                    ACTUAL TAX EXPENSE      $   198,772       $ 1,895,494       $   491,744
                                                            ===========       ===========       ===========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2003 and 2002 are as follows:

                                                               2003              2002
                                                                            (as restated)
          Deferred tax assets:
          Inventory differences                          $ 1,491,021                --
          State net operating loss carryforward          $   171,019       $    89,315
          Bad debt reserve                                   137,958             4,087
          Reserve for sales returns                          110,303            55,886
          Stock based expenses                                    --            13,056
          Amortization of reorganization intangible           28,076            36,400
                                                         -----------       -----------
          Total Gross Deferred Assets                      1,938,377           198,744

          Deferred tax liability:
          Depreciation                                       (12,765)           (7,326)
                                                         -----------       -----------
          Net Deferred Tax Asset                         $ 1,925,612       $   191,418
                                                         ===========       ===========

         The Company believes that it is more likely than not that the deferred tax asset will be realized; therefore, no valuation allowance is required.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, SUPPLIERS, AND FINANCING

         The Company derives primarily all of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2003, 67% of accounts receivable were due from four customers: two from the U.S. and two International Customers. Accounts receivable from four customers that individually owed over 10% of accounts receivable at March 31, 2003 was 22%, 19%, 15% and 11%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

         Revenues derived from five customers in 2003, 2002 and 2001 were 67%, 87% and 78% of revenues, respectively. Revenues derived from three customers in 2003 and 2002, and two customers in 2001, respectively, which individually purchased greater than 10% of the Company's total revenues, were 21%, 17% and 15% in 2003, 37%, 28%, and 10% in 2002 and 32% and 23% in 2001.

         The Company is dependent upon foreign companies for the manufacture of all of its electronic products. The Company's arrangements with manufacturers are subject to the risk of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors, which could have an adverse impact on its business. The Company believes that the loss of any one or more of their suppliers would not have a long-term material adverse effect because other manufacturers with whom the Company does business would be able to increase production to fulfill their requirements. However, the loss of certain suppliers in the short-term could adversely affect business until alternative supply arrangements are secured.

         During fiscal years 2003, 2002 and 2001, manufacturers in the People's Republic of China (China) accounted for approximately 94%, 95% and 94% respectively of the Company's total product purchases, including all of the Company's hardware purchases.

         The Company finances its sales primarily through a loan facility with one lender. (See Note 7) Although management believes there are other sources available, a loss of the current credit facility could be in the short term, adversely affect operations until an alternate lending arrangement is secured. This loan, as amended, expires on July 31, 2003.

         Net sales derived from the Company's Hong Kong based subsidiary aggregated $49,268,836 in 2003, $27,176,000 in 2002 and $12,595,800 in 2001. The
carrying value of net assets held by the Company's Hong Kong based subsidiary was $14,932,175 at March 31, 2003.

NOTE 13 - SEGMENT INFORMATION

         The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary. Sales by customer geographic region for the years ended March 31 were as follows:


SALES:                                   2003                2002              2001
United States                       $ 76,777,138       $ 62,333,801       $ 34,391,540
Asia                                      21,310             49,314                 --
Australia                                814,334                 --                 --
Canada                                   919,642             47,565             11,420
Central America                           96,836              5,756                 --
Europe                                15,714,846                 --            433,821
Mexico                                 1,225,111                 --                 --
South America                             44,549             39,317             38,570
                                    ------------       ------------       ------------
Consolidated Net Sales              $ 95,613,766       $ 62,475,753       $ 34,875,351
                                    ============       ============       ============
LONG LIVED ASSETS:
United States operations            $    570,065       $    311,590
Hong Kong operations                $  1,800,191       $  1,144,503
Eliminations                                 (13)               (13)
                                    ------------       ------------
Consolidated long-lived assets      $  2,370,243       $  1,456,080
                                    ============       ============

         The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 14 - EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2003, 2002 and 2001 totaled $61,466, $41,733 and $8,682, respectively. The
Company does not provide any post employment benefits to retirees.

NOTE 15 - SUBSEQUENT EVENTS

         As of July 10, 2003, the Company obtained $1 million in subordinated debt financing from certain officers, directors and an associate of a director. The Company has not finalized the terms of this loan; however, the Company has immediate use and access to the $1 million of funding.

SUPPLEMENTAL DATA

SCHEDULE I

QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2003 and 2002 are set forth in the following table with the assumption that the restatement of income tax was evenly distributed over each quarter:

                                                                                    Basic        Diluted
                                                                                   Earnings      Earnings
                                                              Net Earnings        (Loss) Per    (Loss) Per
                             Sales         Gross Profit          (Loss)             Share         Share
2003
   First quarter         $    4,264,203    $  1,273,322       $ (1,358,780)      $   (0.17)     $  (0.17)
   Second quarter            33,044,306       9,754,954          4,837,926            0.6           0.54
   Third quarter             49,102,372      14,525,191          3,846,894            0.47          0.43
   Fourth quarter             9,202,886      (2,268,736)(1)     (6,108,228)          (0.75)        (0.66)
              Total      $   95,613,766    $ 23,284,730       $  1,217,812       $    0.15      $   0.14


2002 (AS RESTATED)
   First quarter         $    5,573,228    $  1,923,199       $   (470,447)      $   (0.07)     $  (0.07)
   Second quarter            15,797,752       5,408,430          1,881,321            0.28          0.25
   Third quarter             34,324,556      11,884,855          5,444,081            0.74          0.65
   Fourth quarter             6,780,217       2,406,428           (565,890)          (0.07)        (0.04)
              Total      $   62,475,753    $ 21,622,913       $  6,289,065       $    0.88      $   0.79






(1) In the fourth quarter of 2003, the Company took expenses relating to a loss on a guaranteed margin contract, $2.5 million and a reserve for inventory loss of $3.7 million. The guaranteed margin contract reduced sales and the reserve for inventory loss reduced cost of sales.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT       CHARGED TO        REDUCTION TO     CREDITED TO       BALANCE AT
                                                 BEGINNING OF       COSTS AND        ALLOWANCE FOR     COSTS AND          END OF
                DESCRIPTION                         PERIOD          EXPENSES           WRITE OFF       EXPENSES           PERIOD
YEAR ENDED MARCH 31, 2003

Reserves deducted from assets to which
they apply:
      Allowance for doubtful accounts            $  12,022      $    412,055     $       --           $  (18,318)(1)   $    405,759
      Inventory reserves                         $      --      $  3,715,357     $       --           $       --       $  3,715,357
YEAR ENDED MARCH 31, 2002

Reserves deducted from assets to which
they apply:
      Allowance for doubtful accounts            $   9,812      $     45,078     $  (42,868)          $       --       $     12,022
      Inventory reserves                         $      --      $         --     $       --           $       --       $         --
YEAR ENDED MARCH 31, 2001

Reserves deducted from assets to which
they apply:
      Allowance for doubtful accounts            $      --      $     85,302     $  (75,490)          $       --       $      9,812
      Inventory reserves                         $      --      $         --     $       --           $       --       $         --




(1) Recoveries of amounts previously written off against the reserve.

                                 EXHIBIT INDEX
                                 -------------

Exhibits


10.3 Separation and Release Agreement effective as of May 2, 2003 between the Singing Machine and John Klecha.
10.6 Employment Agreement dated May 2, 2003 between the Singing Machine and Yi Ping Chan.
10.10 Third Amendment as of February 26, 2003 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company (portions of this Exhibit 10.10 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).
21.1     List of Subsidiaries*
23.1     Consent of Grant Thornton, LLP
23.2     Consent of Salberg & Company, P.A.
99.1 Certification of Edward Steele, Chief Executive Officer of The Singing Machine Company, Inc. pursuant to 19 U.S.C. Section 1350*
99.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc. pursuant to U.S.C. Section 1350