Form 10-Q
period 2003-06-30
SINGING MACHINE CO INC
filed 2003-08-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No x

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     CLASS                             NUMBER OF SHARES
                                                 OUTSTANDING ON JULY 30, 2003
         Common Stock, $0.01 par value                     8,300,178

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - June 30, 2003 (Unaudited)
         and March 31, 2003 ..............................................  3

         Consolidated Statements of Operations - Three months
         ended June 30, 2003 and 2002 (Unaudited)     ....................  4

         Consolidated Statements of Cash Flows - Three months ended
         June 30, 2003 and 2002 (Unaudited) ..............................  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....... 16

Item 4.  Controls and Procedures ......................................... 22

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 23

Item 2.  Changes in Securities ........................................... 23

Item 3.  Defaults Upon Senior Securities ................................. 24

Item 4.  Submission of Matters to a Vote of Security Holders ............. 24

Item 5.  Other Information ............................................... 24

Item 6.  Exhibits and Reports on Form 8-K ................................ 24

SIGNATURES ............................................................... 25

Exhibit 99(a)

Exhibit 99(b)

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,     MARCH 31,
                                                                           2003         2003
                                                                       -----------   -----------
                                                                       (unaudited)
                                  ASSETS
                                  ------
CURRENT ASSETS

Cash and cash equivalents                                              $    86,413   $   268,265
Restricted Cash                                                            862,122       838,411
Accounts Receivable, less allowances of $171,411
  and $405,759, respectively                                             4,236,488     5,762,944
Due from manufacturer                                                       60,272     1,091,871
Inventories                                                             25,959,760    25,194,346
Prepaid expense and other current assets                                 1,943,844     1,483,602
Deferred tax asset                                                       1,925,612     1,925,612
                                                                       -----------   -----------
                             TOTAL CURRENT ASSETS                       35,074,511    36,565,051
PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation of $1,648,369 and $1,472,850, respectively                2,149,919     2,026,252
OTHER NON-CURRENT ASSETS                                                   341,530       343,991
                                                                       -----------   -----------
       TOTAL PROPERTY, EQUIPMENT AND OTHER ASSETS                        2,491,449     2,370,243
                                                                       -----------   -----------
                                     TOTAL ASSETS                      $37,565,960   $38,935,294
                                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Bank overdraft                                                              46,652       316,646
Accounts payable                                                       $ 9,785,339   $ 8,486,009
Accrued expenses                                                         1,231,491     1,443,406
Due to related party                                                       200,000       400,000
Notes payable                                                            2,000,000             0
Revolving credit facility                                                4,903,371     6,782,824
Income taxes payable                                                     3,823,360     3,821,045
                                                                       -----------   -----------
                          TOTAL CURRENT LIABILITIES                     21,990,213    21,249,930
                                                                       -----------   -----------
SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value; 1,000,000 shares
   authorized, no shares issued and outstanding                                 --            --
Common stock, Class A, $.01 par value;  100,000 shares
   authorized; no shares issued and outstanding                                 --            --
Common stock, $0.01 par value;  18,900,000 shares
   authorized; 8,300,178 and 8,171,678 shares issued and outstanding        83,002        81,717
Additional paid-in capital                                               5,049,880     4,843,430
Retained earnings                                                       10,442,865    12,760,217
                                                                       -----------   -----------
                         TOTAL SHAREHOLDERS' EQUITY                     15,575,747    17,685,364
                                                                       -----------   -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $37,565,960   $38,935,294
                                                                       ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  THREE MONTHS ENDED
                                                 JUNE 30,      JUNE 30,
                                                  2003          2002
                                             -------------   -----------
                                                            (as restated)
NET SALES                                    $   7,627,975   $ 4,296,841

COST OF SALES                                    5,901,866     2,990,881
                                             -------------   -----------

GROSS PROFIT                                     1,726,109     1,305,960

OPERATING EXPENSES
Advertising                                        270,770       165,765
Compensation                                     1,111,579       770,898
Freight & handling                                 225,866       245,490
Royalty expense                                     83,964        67,830
Selling, general & administrative expenses       2,168,168     1,389,020
                                             -------------   -----------
TOTAL OPERATING EXPENSES                         3,860,347     2,639,003
                                             -------------   -----------

LOSS FROM OPERATIONS                            (2,134,238)   (1,333,043)

OTHER INCOME (EXPENSES)
Other income                                         7,669        13,901
Interest expense                                  (188,468)       (1,549)
Interest income                                         --        11,604
                                             -------------   -----------
NET OTHER EXPENSES                                (180,799)       23,956

NET LOSS BEFORE INCOME TAX                      (2,315,037)   (1,309,087)

INCOME TAX EXPENSE                                   2,315       118,334

NET LOSS                                     $  (2,317,352)  $(1,427,421)
                                             =============   ===========

LOSS PER SHARE:
                    Basic & Diluted          $       (0.28)  $     (0.18)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:

                    Basic & Diluted              8,278,469     8,061,277

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE QUARTER ENDED JUNE 30,
                                                                  -----------  ------------------
                                                                     2003      2002 (AS RESTATED)
                                                                  -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                     $(2,317,352)   $(1,309,087)
     Adjustments to reconcile net loss to net cash
        used in operating activities
     Depreciation and amortization                                    175,519        121,047
     Changes in assets and liabilities:
     (Increase) decrease in:
     Restricted cash                                                  (23,711)             0
     Accounts Receivable                                            1,526,456        924,688
     Due from manufacturer                                                  0       (251,909)
     Inventories                                                      266,185     (3,666,981)
     Prepaid Expenses and other assets                               (457,782)        87,483
     Increase (decrease) in:
     Accounts payable                                               1,299,330      2,413,542
     Accrued expenses                                                (211,914)      (784,259)
     Bank Overdraft                                                  (269,994)             0
     Income taxes payable                                               2,315        (58,542)

                                                                  -----------    -----------
                     Net Cash used in Operating Activities            (10,948)    (2,524,018)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                              (299,186)      (612,141)
     Deposit for credit line                                                0           (650)
                                                                  -----------    -----------
                     Net cash used in Investing Activities           (299,186)      (612,791)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net revolving credit facility                                 (1,879,453)             0
     Payments on related party loan                                  (200,000)             0
     Proceeds from note payable                                     2,000,000
     Proceeds from exercise of stock options and warrants             207,735         81,785
                                                                  -----------    -----------
                      Net cash provided by Financing Activities       128,282         81,785
                                                                  -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                (181,852)    (3,055,024)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      268,265      5,520,147
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    86,413    $ 2,465,123
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                            $   188,469    $     1,549
                                                                  ===========    ===========
Cash paid during the year for income taxes                        $         0    $    58,542
                                                                  ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its subsidiary (the "Company", "The Singing Machine"). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending March 31, 2004 due to seasonal fluctuations in The Singing Machine's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in The Singing Machine's Annual Report on Form 10-K for the year ended March 31, 2003.

INVENTORIES

         Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at the dates specified.

                                   June 30, 2003  March 31, 2003
                                   -------------  --------------
          Finished goods           $ 27,991,580    $ 27,807,763
          Inventory in transit        1,568,870       1,101,940
          Less Inventory reserve     (3,600,690)     (3,715,357)
                                   ------------    ------------
          Total Inventory          $ 25,959,760    $ 25,194,346
                                   ============    ============

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

         Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with Statement of Financial Accounting Standards (SFAS) No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net earnings would have been changed to the pro-forma amounts indicated below.

                                                                   JUNE 30, 2003   JUNE 30, 2002
                                                                   -------------   -------------
          Net loss                                   As reported   $ (2,317,352)   $ (1,427,421)
                                                     Pro forma     $ (2,518,804)   $ (1,456,293
          Net loss per share - basic & diluted       As reported   $      (0.28)   $      (0.18)
                                                     Pro forma     $      (0.30)   $      (0.18)

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net earnings for future years due to, among other things, the effects of vesting.

         For stock options and warrants issued to consultants, the Company applies the fair value method of accounting as prescribed by SFAS 123. There were no consulting expenses relating to grants for the quarters ended June 30, 2003 and 2002.

         For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions:

             First Quarter 2004:       expected dividend yield 0%, risk-free
                                       interest rate of 4%, volatility 79.9% and
                                       expected term of five years.
             First Quarter 2003:       expected dividend yield 0%, risk-free
                                       interest rate of 6.8%, volatility 42%
                                       and expected term of two years.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The Company does not expect the provisions of SFAS 149 to have a material impact on its financial position or results of operations.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective at the beginning of the second quarter of fiscal 2004. The Company does not expect the provisions of SFAS 150 to have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

         On March 14, 2003, the Company was notified of its violation of the net worth covenant of its Loan and Security Agreement (the "Agreement") with its commercial lender and the Company was declared in default under the Agreement. The lender amended the Agreement on July 31, 2003, extending the loan until August 20, 2003, but did not waive the condition of default. This condition of default raises substantial doubt about the Company's ability to continue as a going concern.

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

         Although the Company had a larger than normal amount of currently saleable inventory at June 30, 2003 and March 31, 2003 (based on the Company's recent sales trends and industry turnover standards), the Company has developed a fiscal 2004 sales plan that it believes will allow it to sell such inventory and recover its costs in the normal course of business.

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

         The net effect of the above two adjustments for the quarter ended June 30, 2002 is to decrease net income by $118,334. The net effect on net income per share is to decrease net income per share basic and diluted by $0.01 for the quarter ended June 30, 2002.

NOTE 4 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

         The Company's Hong Kong Subsidiary maintains separate credit facilities at two international banks.

         The Company maintains a facility with a maximum credit available of $5.5 million U.S. dollars. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

     o    Overdraft facilities
     o Issuance and negotiation of letters of credit, both regular and discrepant
     o    Trust receipts
     o    A Company credit card

         The facilities are secured by a corporate guarantee from the U.S. Company, maintain restricted cash on deposit with the lender and maintain net worth as outlined in the agreement.

         The Company executed a short term loan with an international bank in May of 2003. The $2,000,000 loan carries interest at a SIBOR (Singapore Interbank Money Offer Rate) rate plus 2.75%. The rate at June 30, 2003 was 4.02%. The loan must be paid in full by October 31, 2003 and a deposit of $350,000 must be retained in a restricted depository account with the lender until such time as the loan is paid in full.

LOAN AND SECURITY AGREEMENT

         On April 26, 2001, the Company executed a Loan and Security Agreement (the "Agreement") with a commercial lender (the "Lender"). On July 31, 2003, this loan was amended through August 20, 2003. The following is a description of the terms as amended.

         The Lender will advance up to 70% of the Company's eligible accounts receivable, plus up to 20% of the eligible inventory up to $6,000,000, plus up to 40% of the commercial letters of credit opened for the purchase of eligible inventory up to $3 million, less reserves at the discretion of the lender.

         The outstanding loan limit varies between zero and $10,000,000, as stipulated in the Agreement. The Lender also provides the Company the ability to issue commercial letters of credit up to $3,000,000, which shall reduce the loan limits above. The loans bear interest at the commercial lender's prime rate plus 0.5% and an annual fee equal to 1% of the maximum loan amount or $100,000 is payable. All amounts under the loan facility are due within 90 days of demand. The loans are secured by a first lien on all present and future assets of the Company except for certain tooling located at a vendor in China. This amendment expires August 20, 2003.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

         CLASS ACTION. From July 2, 2003 through August 11, 2003, ten securities class action lawsuits were filed against The Singing Machine and certain of its officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased The Singing Machine's securities during the various class action periods specified in the complaints. The Company expects that all of these actions will be consolidated in the United States District Court for the Southern District of Florida.

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

         In July 2003, a shareholder filed a derivative action against the Company, its board of directors and senior management purporting to pursue the action on behalf of the Company and for its benefit. No pre-lawsuit demand to investigate the allegations or bring action was made on the board of directors. The Company is named as a nominal defendant in this case.

         The Complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Company's accounting and management practices, allowing the Company to engage in improper conduct and otherwise failing to carry out their duties and obligations to the Company. The plaintiff's seek damages for breach of fiduciary duties, punitive and compensatory damages, restitution, and bonuses or other incentive-based or equity based compensation received by the CEO and CFO under the Sarbanes-Oxley Act of 2002.

         The Company believes that the allegations in this derivative lawsuit are without merit and intends to vigorously defend this action.

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

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

         During the first quarter of fiscal 2004 and 2003, the Company issued the following shares of stock upon exercise of outstanding options and warrants.

------------- ------------------------------ --------------------------
June 30,      Number of Shares Issued        Proceeds to Company
------------- ------------------------------ --------------------------
2004                          128,500                   $207,735
------------- ------------------------------ --------------------------
2003                           69,000                    $81,785
------------- ------------------------------ --------------------------

EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings per share are computed by dividing the net earnings for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding including the effect of common stock equivalents.

         The following table presents a reconciliation of basic and diluted earnings per share:

                                                       JUNE 30,
                                                 2003           2002
                                                            (as restated)
Net loss                                      $(2,317,352)   $(1,427,421)
Loss available to common shares               $(2,317,352)   $(1,427,421)
Weighted average shares outstanding -
   basic & diluted                              8,278,469      8,061,277
Loss per share - Basic & Diluted              $     (0.28)   $     (0.18)

         For the quarter ended June 30, 2003 and 2002, 637,681 and 784,331 common stock equivalents were excluded from the computation of diluted earnings per share because their effect was antidilutive.

NOTE 7 - SEGMENT INFORMATION

         The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary. Sales by geographic region for the quarters ended June 30 were as follows:

          SALES                       2003         2002
          United States            $3,863,002   $3,494,039

          France
                                    1,018,046           --
          Italy
                                      792,720           --
          United Kingdom            1,532,065      429,496

          Other                       422,142      373,306
                                   ----------   ----------
          Consolidated Net Sales   $7,627,975   $4,296,841
                                   ==========   ==========

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 8 - SUBSEQUENT EVENTS

As of July 10, 2003, the Company obtained $1 million in subordinated debt financing from a certain officer, directors and an associate of a director. The Company has not finalized the terms of this loan; however, the Company has immediate use and access to the $1 million of funding.

As of July 28, 2003, an unrelated party posted a $1 million standby letter of credit as further collateral on the revolving credit facility. The consideration to be paid in return for this has not been finalized.

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

Our karaoke machines and karaoke software are currently sold in such retail outlets as Best Buy, Circuit City, Costco, Toys R Us, Target and J.C. Penney.

We had a net loss after estimated tax expense of $2,317,352 for the three month period ended June 30, 2003. Our working capital as of June 30, 2003, was approximately $14 million.

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

The net effect of the above two adjustments for the quarter ended June 30, 2002 is to decrease net income by $118,334. The net effect on net income per share is to decrease net income per share basic and diluted by $0.01 for the quarter ended June 30, 2002.

QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002
-----------------------------------------------------------------------

NET SALES

Net sales for the quarter ended June 30, 2003 increased 77.5% to $7,627,975 compared to $4,296,841 for the quarter ended June 30, 2002. The increase in the Company's sales for this quarter is due to the acquisition of new customers in Europe, as well as increased sales to existing customers. Sales in European countries increased $2.6 million over the same period in the prior year. The Company believes that sales in this segment will continue to increase over the remaining fiscal year.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2003 was $1,726,109 or 22.6% of sales as compared to $1,305,960 or 32.2% of sales for the quarter ended June 30, 2002. The decrease in gross margin percentage compared to the prior year is due primarily to increased sales from our Hong Kong subsidiary to international customers. International sales were primarily in Europe for the quarter. Sales to international customers historically maintain lower selling prices, and thus a lower gross profit margin. Due to the increased inventory levels at June 30, 2003, which was carried from the prior year, the Company anticipates that the gross profit percentage for the remainder of the fiscal year will fall below last year.

OPERATING EXPENSES

Operating expenses were $3,860,347 or 50.6% of total revenues for the quarter ended June 30, 2003. The expenses increased over prior year by $1,221,344, but, as a percentage of sales, decreased from 61.4% at June 30, 2002. This decreased percentage is a result of a higher revenue base over which to spread operating fixed costs. The primary factors that contributed to the increase of approximately $1.2 million in operating expenses for the quarter ended June 30, 2003 are:

    (i) increased advertising expenses of $105,000, due primarily to increased sales
    (ii)  compensation and related expenses in the amount of $341,000.
    (iii) Increased expenses of $300,000 due to the increased need for space to hold our high level of inventory in California.
    (iv)  Increased accounting and legal fees of $214,000
    (v) Various other smaller expenses contributed to the remainder of the increase.

As a result of the merchandise license agreements and minimum guarantee requirements, the Company expects royalty expense to increase in fiscal 2004.

OTHER EXPENSES

Other expenses were $180,799 for the quarter ended June 30, 2003, as compared with net other income of $23,956 at June 30, 2002. Our interest expense increase is due to the increased use of our credit facility at the default rate of interest during this period. For the quarter ended June 2002, the Company had cash reserves to fund operations and did not need to borrow on the revolving credit facility. The Company expects interest expense to continue to increase for the remainder of fiscal 2004 due to the credit facility accruing interest at the default rate of prime plus 2.5% (6.75% at June 30, 2003).

INCOME TAX EXPENSE (BENEFIT)

The Company's tax expense is based on an aggregation of the taxes on earnings of its Hong Kong and domestic operations on an annualized basis. Income tax rates in Hong Kong are approximately 16%, while the statutory income tax rate in the United States is 34%. The Company's effective tax rate during the first quarter of fiscal 2004 was 0% as compared to 19% during the first quarter of fiscal 2003. This decrease in the effective tax rate is a result of estimated tax benefits for fiscal 2004 resulting from estimated United States pretax loss for fiscal 2004 offset by estimated tax expense related to the estimated Hong Kong pretax income for fiscal 2004. As the effective tax rates are based on estimates, the Company's future effective income tax rate will fluctuate based on the changes in the estimates

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2003, the Company had cash on hand of $86,413 and a bank overdraft of $46,652 compared to cash on hand of $268,265 and a bank overdraft of $316,646 at March 31, 2003. Our current liabilities increased to $21,990,213 as of June 30, 2003, compared to $21,249,930 at June 30, 2002.

Because we had minimal liquidity as of June 30, 2003 and had defaulted under a credit agreement with our commercial lender, we received a going concern paragraph from our independent auditors for our financial statements for fiscal 2003. On March 14, 2003, we received a letter from LaSalle informing us that we were in violation of a net worth covenant in our credit agreement. In this letter, LaSalle also advised us that we were in default under the credit agreement and that it could accelerate the payment of all liabilities due under this agreement at any time. In July 2003, LaSalle amended the agreement through August 20, 2003 but did not waive the condition of default.

As of July 10, 2003, we obtained $1 million in subordinated debt financing from a certain officer, directors and an associate of a director. As of July 28, 2003, an unrelated party posted a $1 million standby letter of credit as further collateral on the revolving credit facility. It is presently expected that these will be short-term loans, which will be due on or before October 31, 2003. However, we have not yet determined the interest rate or if any compensation, such as warrants, will be awarded to the unrelated party and management investment group for these loans.

We are currently in negotiations with LaSalle to restructure the loan for the remainder of fiscal 2004. We hope that these negotiations will be successful and that a restructured loan agreement will be in place prior to August 21, 2003. However, we cannot assure you that these efforts will be successful. We entered into our credit facility with LaSalle in April 2001 and have entered into several amendments subsequently. We last amended the credit facility effective as of July 31, 2003 and it provides that the agreement expires on August 20, 2003. Under the amended credit facility, LaSalle Bank will, at its discretion, advance up to 70% of the Company's eligible accounts receivable, plus up to 20% of eligible inventory, plus us up to 60% of commercial letters of credit issue by LaSalle minus reserves as set forth in the loan documents. The loan is secured by a first lien on all present and future assets of the Company, except specific tooling located in China.

Due to the increased levels of inventory and accounts payable as of June 30, 2003, the Company has an increased need for working capital. As of June 30, 2003, the Company had current assets of $35.1 million, which consisted primarily of accounts receivable and inventory; and current liabilities of approximately $21.9 million. Our inventory levels remained relatively stable at approximately $26 million between March 31 and June 30, 2003. Despite sales of approximately $7.6 million during our first quarter, our inventory levels increased because 58% of our sales were direct sales made from International SMC and some purchases were received in the first quarter. The most significant current liabilities include (i) approximately $9.8 million in accounts payable, of which approximately $4.8 million is amounts payable to the Company's factories in China and (ii) $4.9 million outstanding under the Company's credit facility with LaSalle Bank. Over the past few months, the Company has had discussions with its factories in China and they have indicated that they are willing to extend the payment dates for the Company's obligations. The Company also has been negotiating with LaSalle Bank to increase the credit available to the Company and has identified other sources of capital.

Our Hong Kong subsidiary, International SMC, has letters of credit and other various credit facilities available to finance its inventory purchases. International SMC also has a short term loan with the Hong Kong Shanghai Banking Corporation for $2 million which is due by October 31, 2003. Additionally, one of our directors advanced $400,000 to International SMC in March 2003. As of June 30, 2003, the remaining balance of the loan was $200,000 and is due on October 31, 2003, bearing interest at the rate of 8% per annum.

In the event that we are not able to renegotiate an agreement with LaSalle, we have considered alternative sources of financing, including but not limited to inventory and accounts receivable financing and other high risk financing such as venture capital funds. Without such financing, our ability to continue our operations is in significant doubt.

During fiscal 2004, we plan on significantly decreasing our capital expenditures. We currently expect to order $8-$12 million in new inventory for domestic stock. During fiscal 2004, we will attempt to liquidate the excess inventory from fiscal 2003. We believe this inventory is highly marketable and saleable; however, there can be no assurances that we will be able to liquidate this inventory during our upcoming fiscal year.

The Company's commitments for debt and other contractual arrangements are summarized as follows:

--------------------------------------- -------------- -----------------------------------------------------------------
                                                                            Years ending March 31,
--------------------------------------- -------------- -----------------------------------------------------------------
                                            Total           2004          2005         2006         2007        2008
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------
Merchandise License Guarantee              $1,595,000     $1,395,000     $150,000      $50,000           --          --
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------
Property Leases                            $3,638,771     $1,330,158     $924,338     $517,071     $495,545    $371,659
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------
Equipment Leases                              $86,016        $46,525      $19,965      $10,322       $7,969      $1,235
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------

We should be able to satisfy our liquidity requirements until August 20, 2003 by using credit that has been extended to us under our credit agreement with LaSalle. However, we are currently in default of the loan and LaSalle could accelerate the loan at any time. We hope that our renegotiations are successful, but can not guarantee that this will occur. If we are not able to obtain adequate financing, we may not be able to continue as a going concern.

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

Cash flows used in operating activities were $10,949 for the quarter ended June 30, 2003. Cash flows were used in operating activities primarily due to decreases in accounts receivable in the amount of $1.5 million and increases in accounts payable of $1.3 million

Cash used in investing activities for the quarter ended June 30, 2003 was $299,186. Cash used in investing activities resulted from the purchase of fixed assets in the amount of $299,186. The purchase of fixed assets consists of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over five years.

Cash flows provided by financing activities were $128,282 for the quarter ended June 30, 2003. This consisted of proceeds from the exercise of options in the amount of $207,735. The Company also had a short term loan with a director with a balance of $200,000 at June 30, 2003 and a short term note with a bank for $2 million. The remainder of cash provided from financing activities was provided by net borrowings on the credit line at LaSalle National Bank in the amount of $1.9 million to fund ongoing operations.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

WE RECEIVED A GOING CONCERN PARAGRAPH FROM OUR INDEPENDENT AUDITORS

         We received a going concern paragraph from our independent auditors for the fiscal year ended March 31, 2003. We have minimal liquidity as of June 24, 2003, the date of the audit report, and our commercial lender declared us in default under the terms of our credit agreement, on March 14, 2003. For these reasons, our independent auditors were concerned about our ability to continue as a going concern. We are attempting to restructure our credit agreement with our lender. Effective as of July 31, 2003, our lender extended our credit agreement until August 20, 2003, but did not waive any of the current events of default.. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future earnings will be sufficient to finance the Company's operating needs until inventory is sold and the receivables subsequently collected. However, there can be no assurances that we will achieve our forecasted results and that our cash flow from operations will be sufficient to finance our operating needs until our inventory is sold. We are also seeking other sources of long and short term capital. Because we can give no assurance that we can achieve any of the foregoing, there is substantial uncertainty about our ability to continue as a going concern. Because we have a going concern qualification, it may be more difficult for us to raise capital.

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS WHICH ARE SUBJECT TO THE UNCERTAINTY OF ADDITIONAL FINANCING

            If we are not able to restructure our credit agreement with our commercial lender by August 20, 2003, we will need to seek additional funds to operate our business. Although we have been looking for alternative sources of capital (in addition to our credit line with our commercial lender), we are not certain that we will be able to locate and secure such additional financing on a timely basis and on terms that are acceptable to the Company. We are also trying to sell our excess inventory to provide us with more cash for operations. If we do not have adequate financing, it will have a material adverse effect on our business, results of operation and financial condition and we may need to change our business strategy or reduce our operations. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for Chapter 11 or enter into some liquidation or reorganization proceeding. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and issuance of debt securities may increase the perceived risk of investing in us.

WE ARE CURRENTLY IN DEFAULT UNDER OUR CREDIT AGREEMENT WITH OUR COMMERCIAL
LENDER

            On March 14, 2003, we received a letter from LaSalle informing us that we were in breach of our credit agreement as a result of our failure to maintain the minimum tangible net worth requirement. In this letter, LaSalle also advised us that it could accelerate the payment of all liabilities due under the credit agreement at any time. As of August 12, 2003, LaSalle has not filed a lawsuit against us to accelerate the payment of any liabilities due under the credit agreement. If LaSalle were to exercises its right to foreclose on our assets, primarily our accounts receivable and inventory, this action might disrupt our current business operations. If LaSalle were to liquidate a significant amount of our inventory at one time, it might be more difficult for us to place inventory with other retailers. We would also need to find financing from a third party and there are no assurances that we will be able to do so.

WE ARE NAMED AS A DEFENDANT IN SEVERAL CLASS ACTION LAWSUITS

         We are involved in a number of litigation matters. An unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Singing Machine's management regardless of the outcome. There can be no assurance that the Singing Machine will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Singing Machine.

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

         As of June 30, 2003, we had one remaining consignment agreement with a customer. Only one product line is included in this consignment agreement, our music. The Company does not believe that any changes to this arrangement will have a material adverse effect on our business, financial condition and results of operations.

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

         In addition, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to maintain our licensing agreements and our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any. Accordingly, we cannot assure you that our growth strategy will be implemented successfully.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

         Market prices of the securities of companies in the toy and entertainment industry are often volatile. The market prices of our common stock may be affected by many factors, including:

-our ability to resolve our present liquidity crisis, by extending our credit facility with LaSalle or by finding alternative sources of financing,

-our ability to resell our excess inventory as of March 31, 2003;

-unpredictable consumer preferences and spending trends;

-the actions of our customers and competitors (including new product line announcements and introduction;

-changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer and electronics and toy markets;

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

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF OUR MANAGEMENT TEAM

         Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. Although we have entered into employment contracts with Yi Ping Chan, our Chief Operating Officer, April Green, our Chief Financial Officer and Jack Dromgold, our Executive Vice President of Sales and Marketing, the loss of the services of any of these individuals could prevent us from executing our business strategy. We also intend to enter into an employment agreement with our new CEO, Robert Weinberg. We cannot assure you that we will be able to find appropriate replacements for Robert Weinberg, Yi Ping Chan, April Green or Jack Dromgold, if the need should arise, and any loss or interruption of Mr. Weinberg, Mr. Chan, Ms. Green or Mr. Dromgold's services could adversely affect our business, financial condition and results of operations.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS.

         Our employment agreements with Yi Ping Chan, April Green and Jack Dromgold require us, under certain conditions, to make substantial severance payments to them if they resign after a change of control. These provisions could delay or impede a merger, tender, offer or other transaction resulting in a change in control of the Company, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS MAY DEPRESS OUR STOCK PRICE

         As of June 30, 2003, there were 8,300,178 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

ADVERSE EFFECT ON STOCK PRICE FROM FUTURE ISSUANCES OF ADDITIONAL SHARES

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of June 30, 2003, we had 8,300,178 shares of common stock issued and outstanding and an aggregate of 1,417,250 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 9,182,572 shares of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2003, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK:

         Our exposure to market risk resulting from changes in interest rates relates primarily to debt under our credit facility with LaSalle. Under our credit facility, our interest rate is LaSalle's prime rate plus 1/2 of 1% per annum ("current interest rate"). As of June 30, 2003, we are accruing interest at the default rate, which is the current interest rate under the credit agreement plus 2.5% per annum. We do not believe that near-term changes in the interest rates, if any, will result in a material effect on our future earnings, fair values or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-15(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date").Based on this Evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From July 2, 2003 through August 11, 2003, ten securities class action lawsuits were filed against the Singing Machine and certain of its officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased the Singing Machine's securities during the various class action periods specified in the complaints. We expect that all of these actions will be consolidated into one case the United States District Court for the Southern District of Florida. The complaints that have been filed allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The complaints seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that defendants falsely represented the Singing Machine's financial results during the relevant class periods.

         We believe the allegations in these class action lawsuits are without merit and we intend to vigorously defend these actions.

         In July 2003, a shareholder filed a derivative action against the Company, its board of directors and senior management purporting to pursue the action on behalf of the Company and for its benefit. No pre-lawsuit demand to investigate the allegations or bring action was made on the board of directors. The Company is named as a nominal defendant in this case.

         The Complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Company's accounting and management practices, allowing the Company to engage in improper conduct and otherwise failing to carry out their duties and obligations to the Company. The plaintiff's seek damages for breach of fiduciary duties, punitive and compensatory damages, restitution, and bonuses or other incentive-based or equity based compensation received by the CEO and CFO under the Sarbanes-Oxley Act of 2002.

         We believe the allegations in this derivative lawsuit are without merit and we intend to vigorously defend this action.

ITEM 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c) During the three month period ended June 30, 2003, four employees exercised stock options issued under our 1994 Amended and Restated Management Stock Option Plan. The employee exercised options to acquire an aggregate of 128,500 shares of our common stock. The names of the option holder, the grant date of the options, the dates of exercise, the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                                   NO. OF
                                   OPTIONS   EXERCISE   EXERCISE
    NAME            GRANT DATE    EXERCISED   PRICE        DATE       PROCEEDS
John Steele           9/5/2000       30,000   2.0400     4/9/2003      61,200
Allen Schor           9/5/2000        7,500     2.04     4/9/2003      15,300
Alicia Haskamp        9/5/2000        7,500     2.04    4/18/2003      15,300
Alicia Haskamp        9/5/2000       10,000     2.04     4/1/2003      20,400
John Klecha           9/5/2000       58,500     1.11    4/22/2003      64,935
John Klecha          6/25/1999       15,000     2.04    4/22/2003      30,600


All of the above issuances were paid for with cash. The above employees exercised their options in reliance upon Section 4(2) of the Securities Act of 1933, because they are knowledgeable, sophisticated and had access to comprehensive information about the Company. The shares issued to our employees were registered under the Securities Act on a registration statement on Form S-8. As such, no restrictive legends were placed on the shares.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31(a) Certifying Statement of the Chief Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act

     31(b) Certifying Statement of the Chief Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act

     32(a) Certifying Statement of the Chief Financial Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act

     32(a) Certifying Statement of the Chief Financial Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2003:

Date of Report          Items Reported       Financial Statements Filed
--------------          --------------       --------------------------

May 6, 2003             Item 5               None
May 22, 2003            Item 5               None
June 5, 2003            Item 5               None
June 30, 2003           Item 5               None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        THE SINGING MACHINE COMPANY, INC.

                                    Dated August 14, 2003

                                    By: /s/ April J. Green
                                    -------------------------------------------
                                    April J. Green
                                    Chief Financial Officer
                                    (On behalf of Registrant and
                                    Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------

31(a) Certifying Statement of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certifying Statement of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32(b) Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002