Form 10-Q
period 2003-09-30
SINGING MACHINE CO INC
filed 2003-11-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                    0 - 24968
                             ----------------------
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
        -----------------------------------------------------------------
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

                                 (954) 596-1000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  x
                                                 ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       CLASS                             NUMBER OF SHARES
                                                OUTSTANDING ON NOVEMBER 10, 2003
         Common Stock, $0.01 par value                     8,712,169

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - September 30, 2003 (Unaudited)
         and March 31, 2003 ..............................................  3

         Consolidated Statements of Operations - Three and Six months ended September 30, 2003 (unaudited) and 2002(Unaudited,restated). 4

         Consolidated Statements of Cash Flows - Six months ended
         September 30, 2003(unaudited)and 2002 (Unaudited,restated).......  5

         Notes to Consolidated Financial Statements ......................  6

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

Exhibits

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,         MARCH 31,
                                                                                           2003                2003
                                                                                       -----------          -----------
                                     ASSETS
                                     ------
CURRENT ASSETS
          Cash and cash equivalents                                                    $ 1,106,003          $   268,265
Restricted Cash                                                                            867,603              838,411
Accounts Receivable, less allowances of $171,411 and $405,759,
  respectively                                                                          21,131,801            5,762,944
Due from manufacturer                                                                        1,514            1,091,871
Inventories, net                                                                        20,563,086           25,194,346
Prepaid expense and other current assets                                                 1,351,910            1,483,602
Deferred tax asset                                                                       1,925,612            1,925,612
                                                                                       -----------          -----------
                                                  TOTAL CURRENT ASSETS                  46,947,529           36,565,051
PROPERTY AND EQUIPMENT, at cost less accumulated depreciation of
  $1,857,998 and $1,472,850, respectively                                                2,007,911            2,026,252
OTHER ASSETS
Other non-current assets                                                                 1,039,594              343,991
                                                                                       -----------          -----------
                                                          TOTAL ASSETS                 $49,995,034          $38,935,294
                                                                                       ===========          ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Bank overdraft                                                                              47,790              316,646
Accounts payable                                                                       $15,639,307           $8,486,009
Accrued expenses                                                                         2,839,322            1,443,406
Subordinated debt-related parties                                                        1,100,000              400,000
Notes payable                                                                              637,122               --
Revolving credit facility                                                                6,513,411            6,782,824
Income taxes payable                                                                     2,635,047            3,821,045
                                                                                       -----------          -----------
                                             TOTAL CURRENT LIABILITIES                  29,411,999           21,249,930
LONG TERM LIABILITIES
Convertible debentures, net of discount                                                    595,423               --
                                                                                       -----------          -----------
                                                     TOTAL LIABILITIES                  30,007,422           21,249,930
SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
  shares issued and outstanding                                                               --                   --
Common stock, Class A, $.01 par value;  100,000 shares authorized; no
  shares issued and outstanding                                                               --                   --
Common stock, $0.01 par value;  18,900,000 shares authorized;
  8,712,169 and 8,171,678 shares issued and outstanding                                     87,122               81,717
Additional paid-in capital                                                              10,114,294            4,843,430
Retained earnings                                                                        9,786,196           12,760,217
                                                                                       -----------          -----------
                                            TOTAL SHAREHOLDERS' EQUITY                  19,987,612           17,685,364
                                                                                       -----------          -----------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $49,995,034          $38,935,294
                                                                                       ===========          ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended                       Six Months Ended
                                        September 30,       September 30,       September 30,       September 30,
                                             2003               2002                2003                2002
                                        ------------        ------------        ------------        ------------
                                                            (as restated)                           (as restated)
NET SALES                               $ 31,984,251        $ 32,269,779        $ 39,364,117        $ 36,256,025

COST OF SALES                             28,180,712          24,367,626          34,166,542          27,526,988
                                        ------------        ------------        ------------        ------------
GROSS PROFIT                               3,803,539           7,902,153           5,197,575           8,729,037
OPERATING EXPENSES

Compensation                               1,343,812             799,406           2,455,391           1,570,304

Freight & handling                           495,955             598,222             721,821             661,276
Selling, general & administrative
  expenses                                 3,216,310           1,600,913           5,407,139           2,869,709
                                        ------------        ------------        ------------        ------------
TOTAL OPERATING EXPENSES                   5,056,077           2,998,541           8,584,351           5,101,289
                                        ------------        ------------        ------------        ------------
(LOSS) EARNINGS FROM OPERATIONS           (1,252,538)          4,903,612          (3,386,776)          3,627,748

OTHER INCOME (EXPENSES)

Other income (expenses)                      (90,649)            144,119             (82,980)            163,564

Interest expense                            (318,895)           (109,344)           (507,363)           (122,509)

Interest income                                   --                 339                  --              11,943
                                        ------------        ------------        ------------        ------------
NET OTHER (EXPENSES) INCOME
                                            (409,544)             35,114            (590,343)             52,998

NET (LOSS) EARNINGS BEFORE INCOME
TAX                                       (1,662,082)          4,938,726          (3,977,119)          3,680,746

INCOME TAX (BENEFIT) EXPENSE              (1,005,413)          1,111,364          (1,003,098)            993,030

NET (LOSS) EARNINGS                     $   (656,669)       $  3,827,362        $ (2,974,021)       $  2,687,716
                                        ============        ============        ============        ============

(LOSS) EARNINGS PER SHARE:

                   Basic                $      (0.08)       $       0.47        $      (0.35)       $       0.33

                   Diluted              $      (0.08)       $       0.43        $      (0.35)       $       0.30

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:

                   Basic                   8,490,658           8,119,026           8,389,165           8,090,102

                   Diluted                 8,490,658           8,881,970           8,389,165           8,899,023


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------------
                                                                                 2003                2002
                                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) earnings                                                     $ (2,974,021)       $  2,687,717
     Adjustments to reconcile net (loss) earnings to net cash used in operating activities
         Depreciation and amortization                                            466,301             289,134
         Non-cash interest expense, related to convertible debt                   157,172                  --
         Stock compensation expense                                               511,933                  --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Restricted cash                                                          (29,192)         (1,002,982)
         Accounts Receivable                                                  (15,368,857)        (10,846,197)
         Due from manufacturer                                                  1,090,357             477,531
         Inventories                                                            4,631,260         (22,108,034)
         Prepaid Expenses and other assets                                         83,557             154,594
       Increase (decrease) in:
         Accounts payable                                                       7,153,298          16,400,765
         Accrued expenses                                                       1,054,718             971,539
         Bank Overdraft                                                          (268,856)                 --
         Income taxes payable                                                  (1,185,998)            923,029
                                                                             ------------        ------------
                                 Net Cash Used in Operating Activities         (4,678,328)        (12,052,904)
                                                                             ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                          (157,178)         (1,003,832)
                                                                             ------------        ------------
                                 Net cash used in Investing Activities           (157,178)         (1,003,832)
                                                                             ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net revolving credit facility                                            (28,902,525)         21,665,040
     Repayments from revolving credit facility                                 28,633,112         (13,621,768)
     Proceeds from issuance of convertible debt                                 4,000,000                  --
     Payment of financing fees related to convertible debt                       (255,000)                 --
     Proceeds from related party loan, net                                        700,000                  --
     Proceeds from note payable                                                   637,122                  --
     Proceeds from exercise of stock options and warrants                         860,535             151,753
                                                                             ------------        ------------
                             Net cash provided by Financing Activities          5,673,244           8,195,025
                                                                             ------------        ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                             837,738          (4,861,711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  268,265           5,520,147
                                                                             ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,106,003        $    658,436
                                                                             ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
     Interest                                                                $    350,192        $     57,383
                                                                             ============        ============
     Income Taxes                                                            $    205,000        $     51,107
                                                                             ============        ============
NON-CASH FINANCING ACTIVITIES
     Interest expense associated with discounts for warrants and
     beneficial conversion of convertible debentures                         $    157,172        $         --
                                                                             ============        ============
     Expense associated with stock based compensation                        $    511,933        $         --
                                                                             ============        ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of The Singing Machine Company, Inc. and International SMC (H.K.) Ltd., its wholly-owned subsidiary (the "Company", "The Singing Machine"). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending March 31, 2004 due to seasonal fluctuations in The Singing Machine's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in The Singing Machine's Annual Report on Form 10-K for the year ended March 31, 2003.

INVENTORIES

         Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at the dates specified.

                                September 30, 2003      March 31, 2003
         -------------------------------------------------------------
         Finished goods               $ 22,084,376        $ 27,807,763
         Inventory in transit              834,055           1,101,940
         Less Inventory reserve         (2,355,345)         (3,715,357)
                                      ------------        ------------
         Total Inventory              $ 20,563,086        $ 25,194,346
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

                                                  FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                         SEPTEMBER 30,                           SEPTEMBER 30,
                                                   2003                2002                2003                 2002
                                                ---------           ----------         -----------           ----------
Net loss                    As reported         $(656,669)          $3,827,362         $(2,974,021)          $2,687,716
                            Pro forma           $(858,121)          $3,798,490         $(3,376,925)          $2,629,972
Net (loss) earnings per     As reported            $(0.08)               $0.47              $(0.35)               $0.33
share - basic
                            Pro forma              $(0.10)               $0.47              $(0.40)               $0.33
Net (loss) earnings per     As reported            $(0.08)               $0.43              $(0.35)               $0.30
share -diluted
                            Pro forma              $(0.10)               $0.43              $(0.40)               $0.30
Stock based compensation                         $511,933                   --            $511,933                   --


         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net earnings for future years due to, among other things, the effects of vesting.

         For stock options and warrants issued to consultants, the Company applies the fair value method of accounting as prescribed by SFAS 123. There were no consulting expenses relating to grants for the quarters ended September 30, 2003 and 2002.

         For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions:

         Second Quarter 2004:  expected dividend yield 0%, risk-free interest rate of 2.5%, volatility 85.3% and expected term of two years.

         Second Quarter 2003:  expected dividend yield 0%, risk-free interest rate of 6.8%, volatility 42% and expected term of two years.

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

         On March 14, 2003, the Company was notified of its violation of the net worth covenant of its Loan and Security Agreement (the "Agreement") with its commercial lender and the Company was declared in default under the Agreement. The lender amended the Agreement under amendment 14 on August 19, 2003, extending the loan until March 31, 2004, waiving the condition of default.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEARS 2002 AND 2001

         In June 2003, our management revised its position on taxation of the income of International SMC (H.K.) Ltd., its wholly owned subsidiary, income by the United States and by the Hong Kong tax authorities for the reasons stated below.

         With regard to taxation in Hong Kong, International SMC had previously applied for a Hong Kong offshore claim income tax exemption based on the locality of its profits. Management believed that the exemption would be approved because the source of all profits of International SMC is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in the consolidated financial statements as of March 31, 2002 and 2001. However, full disclosure was previously reflected in the audited financial statements for years ended March 31, 2002 and 2001 of the estimated amount that would be due to the Hong Kong tax authority should the exemption be denied. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management has determined to restate the 2002 and 2001 consolidated financial statements to provide for such taxes. The effect of such restatement is to increase income tax expense by $748,672 and $468,424 in fiscal 2002 and 2001, respectively. However, the Company can claim United States foreign tax credits in 2002 for these Hong Kong taxes, which is reflected in the final restated amounts.

         With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code (Section
956) allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated, or brought back into the United States as taxable income. It was expected that this income would remain in Hong Kong. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The internal revenue code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans, relating to inventory purchases, made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,027,545 in fiscal year 2002, which includes the utilization of the foreign tax credits referred to above.

         The net effect of the above two adjustments for the quarter and six months ended September 30, 2002 is to decrease net income by $1,060,257 and $941,923, respectively. The net effect on net income per share is to decrease net income per share basic and diluted by $0.13 and $0.12 for the quarter and $0.12 and $0.11 for the six months ended September 30, 2002.

NOTE 4 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

         The Company's Hong Kong Subsidiary maintains separate credit facilities at two international banks.

         One facility has a maximum credit available of $5.5 million U.S. dollars. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

          o    Overdraft facilities

          o Issuance and negotiation of letters of credit, both regular and discrepant

          o    Trust receipts

          o    A Company credit card

         The second facility is primarily for the guarantee and clearance of customer's letters of credit.

         The facilities are secured by a corporate guarantee from the U.S. Company, maintain restricted cash on deposit with the lender and maintain net worth as outlined in the agreement.

         The Company executed a short term loan with an international bank in May of 2003. The $2,000,000 loan carries interest at a SIBOR (Singapore Interbank Money Offer Rate) rate plus 2.75%. The rate at September 30, 2003 was 3.89%. The loan was paid in full by October 31, 2003. The balance of this loan at September 30, 2003 was $637,122.

LOAN AND SECURITY AGREEMENT

         On April 26, 2001, the Company executed a Loan and Security Agreement (the "Agreement") with a commercial lender (the "Lender"). On August 19, 2003, this loan was amended through March 31, 2004. The following is a description of the terms as amended.

         The Lender will advance up to 70% of the Company's eligible accounts receivable, plus up to 20% of the eligible aged inventory and 40% of new purchases up to the inventory sublimit of $7.5 million, plus up to 40% of the commercial letters of credit opened for the purchase of eligible inventory up to $3 million, less reserves at the discretion of the lender. The limits of eligibility will reduce as per the agreement.

         The outstanding loan limit varies between zero and $12,500,000, as stipulated in the Agreement. The Lender also provides the Company the ability to issue commercial letters of credit up to $3,000,000, which shall reduce the loan limits above. The loans bear interest at the commercial lender's prime rate plus 2.5%. The loans are secured by a first lien on all present and future assets of the Company except for certain tooling located at a vendor in China. This amendment expires March 31, 2004.

         The Agreement contains covenants including a restriction on the payment of dividends as well as a financial covenant stipulating a minimum tangible net worth of $15,000,000 as of August 31, 2003. The outstanding balance of the facility at September 30, 2003 was $6,513,411.

SUBORDINATED DEBT

         As of July 10, 2003, the Company obtained $1 million in subordinated debt financing from a certain officer, directors and an associate of a director. The loans are accruing interest at 9.5% per year. These loans were originally scheduled to be paid back by October 31, 2003; however, have since been subordinated to the Company's credit facility.

         As of July 28, 2003, an unrelated party posted a $1 million standby letter of credit as further collateral on the revolving credit facility. The facility is accruing interest at 9.5% per year. According to the terms of amendment 14 of the credit facility agreement, this will be released upon completion of the applicable paperwork.

NOTE 5 - 8% CONVERTIBLE DEBENTURES WITH WARRANTS

         In September 2003, we issued and sold in a private offering $4 million of 8% Convertible Debentures due February 20, 2006 ("Convertible Debentures"), representing $4 million in gross proceeds to the Company. The net cash proceeds to the Company were $3,745,000 after deduction of cash commissions and other expenses.

         The Convertible Debentures are subordinated to the Company's Commercial Lender and are convertible at the option of the holders into Common Shares at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, at any time after the closing date. Each Convertible Debenture will be convertible into common shares, representing an initial conversion price of $3.85 per Common Share.

         The Convertible Debenture has an optional redemption feature for the Company, whereas at any time after the effective date, the closing price for any 15 consecutive days exceeds the set price by 200%, the Company shall have the right to redeem no less than the entire principal amount at a cash price equal to 100% of the principal amount plus any accrued but unpaid interest and fees. In meeting the conversion, redemption, payment at maturity and other related terms of these convertible debt securities, we have the right, at our option, to satisfy these obligations in cash, Common Shares or any combination thereof. In the event that the holders of the Convertible Debentures exercise their right to have us redeem these Debentures, it is our current intention that we would meet this obligation in common stock.

         In the case of the Convertible Debentures, these securities rank equally and ratably with all of our existing and future unsecured and unsubordinated indebtedness. The Convertible Debentures are subordinated to all of our senior indebtedness, which includes, among other obligations, all of our existing and future unsecured and unsubordinated indebtedness.

         These Convertible Debentures were issued with detachable warrants to purchase 457,143 shares of the company's common stock at a purchase price of $4.025 per share. These warrants may be exercised at anytime after September 8, 2003 and before September 7, 2006. The warrants are subject to certain anti-dilution provisions. The warrants are also subject to an adjustment provision; whereas the price of the warrants may be changed under certain circumstances.

         The Convertible Debentures accrue interest at the stated rate of 8% per annum. Interest is payable quarterly on March 1, June 1, September 1, and December 1. The interest may be payable in cash, shares of Common Stock, or a combination thereof subject to certain provisions and at the discretion of the Company. At September 30, 2003, $26,667 was accrued for interest on this debt.

         For accounting purposes, the Company allocated $1.18 million of the proceeds to the fair value of the warrants and allocated $2.3 million as a discount for beneficial conversion. The remaining amount is allocated to the Convertible Debenture. Both the fair value of the warrants and the value allocated to the beneficial conversion are being amortized over the life of the debt on a straight line basis. The expense realized at September 30, 2003 was $77,685 and was included in interest expense.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

     CLASS ACTION. From July 2003 through August 2003, eight securities class action lawsuits were filed against The Singing Machine and certain of its officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased The Singing Machine's securities during the various class action periods specified in the complaints. These complaints have all been consolidated into one action styled Bielansky, et al. v. Salberg & Co., et al., Case No. 03-80596-ZLOCH (the Shareholder Action).

         The complaints in the Shareholder Action allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated there under. These complaints seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that defendants falsely represented the Company's financial results for the years ended March 31, 2002 and 2001.

         In July 2003, a shareholder filed a derivative action against the Company, its board of directors and senior management purporting to pursue the action on behalf of the Company and for its benefit. No pre-lawsuit demand was made on the board of directors for them to investigate the allegations or to bring action. The Company is named as a nominal defendant in this case. This case has been consolidated into the Shareholder Action identified above.

           This derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Company's accounting and management practices, allowing the Company to engage in improper conduct and otherwise failing to carry out their duties and obligations to the Company. The plaintiff's seek damages for breach of fiduciary duties, punitive and compensatory damages, restitution, and bonuses or other incentive-based or equity based compensation received by the CEO and CFO under the Sarbanes-Oxley Act of 2002

          The court in the Shareholder Action has directed plaintiffs' counsel to file one amended consolidated complaint no later than November 14, 2003.

          The Company intends to vigorously defend the Shareholder Action. As the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur which could have a material affect on the Company's operations.

          A second shareholder derivative suit was filed in October 2003, which makes generally the same allegations. The second derivative suit has not been served on the Company or on any of its current or former officers and directors. This suit was transferred to the same judge to which the Shareholder Action was assigned and has been consolidated into the Shareholder Action.

          In August 2003, we were advised that the Securities and Exchange Commission had commenced an informal inquiry of our company. We are cooperating fully with the SEC staff. It appears that the investigation is focused on the restatement of our audited financial statements for fiscal 2002 and 2001. We have been advised that an informal inquiry should not be regarded as an indication by the SEC or its staff that any violations of law have occurred or as a reflection upon any person or entity that may have been involved in those transactions.

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

NOTE 7 - WARRANTS

         During the quarter the Company issued warrants to purchase shares of its common stock. In relation to the Convertible Debenture (Note 5), 457,143 warrants, at a fair value of $1.18 million, were issued to the Debenture holders. The remaining 103,896, valued at $268,000, were issued in lieu of a cash payment of commissions and other costs relating to the closing of the Debenture. The fair value of these warrants was recorded as a component of deferred fees and is being amortized over the term of the debenture on a straight line basis.

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

         During the second quarter of fiscal 2004 and 2003, the Company issued the following shares of common stock upon exercise of outstanding options and warrants.

-------------------- ----------------------------- --------------------------
September 30,             Number of Shares Issued        Proceeds to Company
-------------------- ----------------------------- --------------------------
2004                                      320,000                   $652,800
-------------------- ----------------------------- --------------------------
2003                                       34,350                    $70,074
-------------------- ----------------------------- --------------------------

         During the second quarter of fiscal 2004, the Company issued 91,991 shares of its common stock. Of these shares, 28,571 were issued in lieu of a cash payment of commission and closing costs relating to the Convertible Debenture. Certain executives received 63,420 shares of common stock in lieu of a portion of their cash compensation and bonuses for fiscal 2004. There were no shares of common stock issued in the six months ended September 30, 2002.

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

         The following table presents a reconciliation of basic and diluted earnings per share:

                                                      FOR THE THREE MONTHS           FOR THE SIX MONTHS ENDED
                                                       ENDED SEPTEMBER 30,                 SEPTEMBER 30,
                                                     2003              2002            2003             2002
                                                  -----------      -----------     -----------      -----------
                                                                  (as restated)                    (as restated)
Net (loss) income                                 $  (656,669)     $ 3,827,362     $(2,974,021)     $ 2,687,716
Loss available to common shares                   $  (656,669)     $ 3,827,362     $(3,562,486)     $ 2,687,716
Weighted average shares outstanding - basic         8,490,658        8,119,028       8,389,165        8,090,102

Weighted average shares outstanding - diluted       8,490,658        8,881,970       8,389,165        8,899,023
Loss per share - Basic                            $     (0.08)     $      0.47     $     (0.35)     $      0.33
                                                  ===========      ===========     ===========      ===========
Loss per share -Diluted                           $     (0.08)     $      0.43     $     (0.35)     $      0.30
                                                  ===========      ===========     ===========      ===========


         For the three months and six months ended September 30, 2003, common stock equivalents were excluded from the calculation of diluted earnings per share, as there was a net operating loss for the period and their effects would have been antidilutive. For the three months and six months ended September 30, 2002, 359,348 and 306,899 common stock equivalents were not included in the computation of diluted earnings per share because their effect was antidilutive.

         For the six months ended September 30, 2003, there were 1,019,400 common stock options outstanding with exercise prices between $2.04 and $11.09. In addition, there is a potential 1,038,962 shares that may be converted in relation to the Convertible Debenture if certain conditions exist. There will also be a probable issuance of common stock with a value of $100,000 upon settlement of an investment banking agreement.

NOTE 9 - SEGMENT INFORMATION

         The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary. Sales by geographic region for the quarters ended September 30 were as follows:

                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                       2003                  2002                  2003                  2002
SALES:
United States                      $ 17,690,952          $ 25,912,078          $ 21,553,954          $ 29,261,287
Australia                               310,579               242,652               310,579               242,652
Europe                               14,467,066             6,371,304            17,809,897             6,800,800
Other                                   382,979               251,549               805,121               624,855
        Less:  Advertising             (867,325)             (507,804)           (1,115,434)             (673,569)
                                   ------------          ------------          ------------          ------------
Consolidated Net Sales             $ 31,984,251          $ 32,269,779          $ 39,364,117          $ 36,256,025
                                   ============          ============          ============          ============


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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and our wholly-owned Hong Kong subsidiary (collectively, the "Company, "Singing Machine," "we" or "us") are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) trademark.

For the six months ended September 30, 2003, there were 1,019,400 common stock options outstanding with exercise prices between $2.04 and $11.09. In addition, there is a potential 1,038,962 shares that may be converted in relation to the Convertible Debenture if certain conditions exist. There will also be a probable issuance of common stock with a value of $100,000 upon settlement of an investment banking agreement.

Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our karaoke machines and karaoke software are currently sold in such retail outlets as Best Buy, Circuit City, Costco, Radio Shack, Toys R Us, Target and J.C. Penney.

We had a net loss after estimated tax benefit of $2,974,021 for the six month period ended September 30, 2003. Our working capital as of September 30, 2003, was approximately $16.5 million.

RESTATEMENT OF FINANCIAL STATEMENTS

In June 2003, our management revised its position on taxation of the income of International SMC (H.K.) Ltd., its wholly owned subsidiary, income by the United States and by the Hong Kong tax authorities for the reasons stated below.

With regard to taxation in Hong Kong, International SMC had previously applied for a Hong Kong offshore claim income tax exemption based on the locality of its profits. Management believed that the exemption would be approved because the source of all profits of International SMC is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in the consolidated financial statements as of March 31, 2002 and 2001. However, full disclosure was previously reflected in the audited financial statements for years ended March 31, 2002 and 2001 of the estimated amount that would be due to the Hong Kong tax authority should the exemption be denied. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management has determined to restate the 2002 and 2001 consolidated financial statements to provide for such taxes. The effect of such restatement is to increase income tax expense by $748,672 and $468,424 in fiscal 2002 and 2001, respectively. However, the Company can claim United States foreign tax credits in 2002 for these Hong Kong taxes, which is reflected in the final restated amounts.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code (Section
956) allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated, or brought back into the United States as taxable income. It was expected that this income would remain in Hong Kong. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The internal revenue code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. International SMC (HK) Ltd. paid certain payables, in the aggregate of approximately $10 million over the fiscal years 2002 and 2003 for the Company for the purchase inventory. These funds may not have been repaid within a reasonable period of time; thereby creating this event. This caused profits previously considered to be indefinitely deferred to become partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,027,545 in fiscal year 2002, which includes the utilization of the foreign tax credits referred to above.

The net effect of the above two adjustments for the quarter and six months ended September 30, 2002 is to decrease net income by $1,060,257 and $941,923, respectively. The net effect on net income per share is to decrease net income per share basic and diluted by $0.13 and $0.12 for the quarter and $0.12 and $0.11 for the six months ended September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 2002
------------------

NET SALES

Net sales for the quarter ended September 30, 2003 decreased less than one percent to $31,984,251 compared to $32,269,779 for the quarter ended September 30, 2002. Due to the addition of new distributors and increased purchasing of existing customers, our international sales increased $8.3 million over the same period of the prior year from $6.9 million to $15.9 million at September 30, 2003. Advertising allowances to customers reduced sales $507,804 and $867,325 for the three months ended September 30, 2003 and 2002, respectively. Advertising allowances consist of co-operative advertising, marketing development funds, specific advertising and slotting fees.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2003 was $3,803,539 or 11.9% of sales as compared to $7,902,153 or 24.5% of sales for the quarter ended September 30, 2002. Approximately 6% of this decrease can be attributed to the increase of advertising allowances and royalties to the calculation of gross profit. Another factor in this decrease is the increased sales from our Hong Kong subsidiary to international and domestic customers. International sales were primarily in Europe for the quarter. Sales to international customers historically maintain lower selling prices, and thus a lower gross profit margin. The reason that sales to international customers normally have a lower profit margin than sales to U.S. customers is that many of the expenses and risks incurred with U.S. customers, such as commission and returns, are not incurred with international customers. Because there is less risk with the international sales, the Company is willing to receive a lower profit margin on these sales. Due to the increased inventory levels that were carried forward from March 31, 2003, pricing pressure based on increased competition and increasing international sales, the Company anticipates that the gross profit percentage for the remainder of the fiscal year will remain below last year's.

OPERATING EXPENSES

Operating expenses were $5,056,077 or 15.8% of total revenues for the quarter ended September 30, 2003. The expenses increased over prior year by $2,057,536, and, as a percentage of sales, increased from 9.3% at September 30, 2002. The primary factors that contributed to the increase in operating expenses for the quarter ended September 30, 2003 are:

(i)    Increased compensation and related expenses in the amount of $48,000

(ii)   Stock based compensation in the amount of $511,000

(iii) Increased commissions of $298,900 due to the mix of customers serviced by our independent sales representatives

(iv) Increased expenses of $349,600 due to the increased need for space to hold our level of inventory in California.

(v)    Increased accounting and legal fees of $250,800

(vi) Increased fees associated with our credit facility of $359,200, including amortization of the $300,000 success fee, consulting fees and interest expense

(vii)  Settlement with AG Edwards, $200,000.

(viii) Various other smaller expenses, such as courier service, office supplies, travel and others contributed to the remainder of the increase which was $40,000.

OTHER EXPENSES

Other expenses were $409,544 for the quarter ended September 30, 2003, as compared with net other income of $35,114 at September 30, 2002. Our interest expense increase is due to the increased use of our credit facility at a higher interest rate than the prior year. For the quarter ended September 2002, the Company was just beginning to use its credit facilities to finance operations. The Company expects interest expense to continue to increase for the remainder of fiscal 2004 due to the credit facility accruing interest at a higher rate than last year, which interest rate was increased in the Fourteenth Amendment to our credit agreement with our commercial lender in August 2003, and the amortization of deferred fees and discounts associated with our convertible debentures and subordinated debt.

INCOME TAX EXPENSE (BENEFIT)

The Company's tax expense is based on an aggregation of the taxes on earnings of its Hong Kong and domestic operations on an annualized basis. Income tax rates in Hong Kong are approximately 16%, while the statutory income tax rate in the United States is 34%. The Company's effective tax rate during the second quarter of fiscal 2004 was 61% as compared to 23% during the second quarter of fiscal 2003. The effective tax rate is a result of estimated tax benefits for fiscal 2004 resulting from estimated United States pretax loss for fiscal 2004 offset by estimated tax expense related to the estimated Hong Kong pretax income for fiscal 2004. The estimated profits and losses are incorporated into our world-wide tax model, which calculates the effective tax rate for the period. This model is updated quarterly with actual results from the prior quarters and updated estimates for those quarters remaining. As the effective tax rates are based on estimates, the Company's future effective income tax rate will fluctuate based on the changes in the estimates.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SIX MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 2002
------------------

NET SALES

Net sales for the six months ended September 30, 2003 increased 8.6% to 39,364,117 as compared to $36,256,025 for the quarter ended September 30, 2002. Sales to the European countries increased $11.0 million over the same period in the prior year, as sales in the United States decreased $7.7 million. Our sales in the United States decreased primarily because of the increased competition in this market. New customers and increased concentration in existing customers contributed to the increase in the European market. The Company believes that sales in various other areas of the world, as well as in the United States will continue to fuel the company's growth. A portion of the decreased sales in the United States can be attributed to advertising allowances accrued for customers. Advertising allowances consist of co-operative advertising, marketing development funds, specific advertising and slotting fees. These allowances are variable and are negotiated every year.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2003 was $5,197,575 or 13.2% of sales as compared to $27,526,988 or 24.1% of sales for the quarter ended September 30, 2002.

Approximately 6% of this decrease can be attributed to the increase of advertising allowances and royalties to the calculation of gross profit. Another factor in this decrease is the increased sales from our Hong Kong subsidiary to international and domestic customers. Another factor in the decrease in gross margin percentage compared to the prior year is increased sales from our Hong Kong subsidiary to international and domestic customers and our sale of excess inventory at reduced prices. In the six months ended September 30, 2003, approximately 71% of our sales were made from our Hong Kong subsidiary compared with 80% in the six months ended September 30, 2002. Sales to international customers historically maintain lower selling prices, and thus a lower gross profit margin. The reason that sales to international customers normally have a lower profit margin than sales to U.S. customers is that many of the expenses and risks incurred with U.S. customers, such as commissions and returns, are not incurred with international customers. Because there is less risk with the international sales, the Company is willing to receive a lower profit margin on these sales. Due to the increased inventory levels that were carried forward from March 31, 2003, pricing pressure based on increased competition and increasing international sales, the Company anticipates that the gross profit percentage for the remainder of the fiscal year will remain below last year's.

OPERATING EXPENSES

Operating expenses were $8,584,351 or 21.8% of total revenues for the six months ended September 30, 2003. The expenses increased over prior year by $3.5 million. The primary factors that contributed to this increase in operating expenses for the six months ended September 30, 2003 are:

(i)    Increased compensation and related expenses in the amount of $374,100

(ii)   Stock based compensation expenses in the amount of $511,000

(iii) Increased commissions of $196,100 due to the mix of customers serviced by our independent sales representatives

(iv) Increased expenses of $649,000 due to the increased need for space to hold our level of inventory in California.

(v)    Other expenses associated with research and development, $77,000

(vi) Freight expenses, $60,000 (vii) Costs associated with customer service, $44,000

(viii) Increased depreciation due to the addition of new tools, $76,000 (ix) Increased accounting and legal fees of $469,000

(x) Increased fees associated with our credit facility of $485,000, including a portion of the amortization of the $300,000 success fee, consulting fees and interest expense (xi) Settlement with AG Edwards of $200,000

(xii)  Contribution of machines to non-profit organizations of $139,000

(xiii) Various other smaller expenses, such as insurance, investor relations, office supplies and travel contributed to the remaining $219,800.

OTHER EXPENSES

Other expenses were $590,343 for the six months ended September 30, 2003, as compared with net other income of $52,998 at September 30, 2002. Our interest expense increase is due to the increased use of our credit facility at a higher interest rate than the prior year, as well as the amortization of expenses associated with the convertible debentures and subordinated debt. The Company expects interest expense to continue to increase for the remainder of fiscal 2004 due to the credit facility accruing interest at a higher rate than last year and the amortization of expenses associated with the convertible debentures and subordinated debt.

INCOME TAX EXPENSE (BENEFIT)

The Company's tax expense is based on an aggregation of the taxes on earnings of its Hong Kong and domestic operations on an annualized basis. Income tax rates in Hong Kong are approximately 16%, while the statutory income tax rate in the United States is 34%. The Company's effective tax rate during the second quarter of fiscal 2004 was 25% as compared to 19% during the second quarter of fiscal 2003. The effective tax rate is a result of estimated tax benefits for fiscal 2004 resulting from estimated United States pretax loss for fiscal 2004 offset by estimated tax expense related to the estimated Hong Kong pretax income for fiscal 2004. The estimated profits and losses are incorporated into our world-wide tax model, which calculates the effective tax rate for the period. This model is updated quarterly with actual results from the prior quarters and updated estimates for those quarters remaining. As the effective tax rates are based on estimates, the Company's future effective income tax rate will fluctuate based on the changes in the estimates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had cash on hand of $1,106,003 and a bank overdraft of $47,790 compared to cash on hand of $268,265 and a bank overdraft of $316,646 at March 31, 2003. Our current assets consist predominantly of accounts receivable and inventory. Our accounts receivable increased due to the amount of sales that occurred in September. We expect these receivables to be collected in a timely fashion. Our inventory has been steadily decreasing since March 31, 2003, as we are shipping goods to our customers. Our current liabilities increased to $30,250,370 as of September 30, 2003, compared to $21,249,930 at September 30, 2002. The majority of these current liabilities consist of accounts payable, of which 95% are within terms set by our vendors.

Because we had minimal liquidity as of June 30, 2003 and had defaulted under a credit agreement with our commercial lender, we received a going concern paragraph from our independent certified public accountants for our audited financial statements for fiscal 2003. In their report dated June 24, 2003, our independent certified public accountants stated that our event of default under our credit agreement with our commercial lender raised substantial doubt our ability to continue as a going concern. Since June 24, 2003, the date of our audit report, we have taken steps to improve our financial position. In August 2003, our commercial lender expressly waived our event of default of the minimum tangible net worth requirement under our credit agreement and agreed to extend our credit facility until March 31, 2004. In July 2003, we raised $1 million in subordinated debt financing from an investment group composed of an officer, directors and an associate of a director. These loans are subordinated to our credit facility and accrue interest at 9.5% per annum. It is expected that these loans will be repaid at the end of this fiscal year. As of July 28, 2003, an unrelated party posted a $1 million standby letter of credit as further collateral on the revolving credit facility. Our lender agreed to release Bank Von Ernst, the unrelated party, from its obligations under the standby letter when it received certain documents relating to the $3 million investment in our company, as described in the Fourteenth Amendment to our credit agreement. To the best of our knowledge, the lender has received all of these documents and is completing its internal due diligence process prior to releasing Bank Von Ernst from its obligations under the standby letter of credit.

In August 2003, our commercial lender extended our credit facility until March 31, 2004. Under our amended credit facility, LaSalle Bank will, at its discretion, advance up to 70% of the Company's eligible accounts receivable, plus up to 20% of eligible inventory, plus us up to 60% of commercial letters of credit issue by LaSalle minus reserves as set forth in the loan documents. The loan is secured by a first lien on all present and future assets of the Company, except specific tooling located in China. As of September 30, 2003, the balance due under our credit facility was $6,513,411.

On September 8, 2003, we issued an aggregate of $4,000,000 of 8% convertible debentures in a private offering to six accredited investors. The debentures initially are convertible into shares of common stock at a price of $3.85 per share, subject to adjustment in certain situations. Each investor also received warrants equal to 40% of the subscription amount. The exercise price of the warrants is $4.025 per share and the warrants expire on September 7, 2006. We also have an obligation to register the shares of common stock underlying the debenture and warrants and file a registration statement on Form S-1 to register the shares on October 9, 2003. For reporting purposes these convertible debentures were recorded as $1.6 million of debt and $2.4 million of equity. The common stock shares underlying these debentures are antidilutive at September 30, 2003, due to the Company's net loss for the period.

During fiscal 2004, we planned on significantly decreasing our capital expenditures and ordered approximately $15 million in new inventory for the holiday season. As of September 30, 2003, our inventory was valued at $20.5 million. Approximately, $4.4 million of this amount represents unsold inventory that we held at the end of our fiscal year. As of March 31, 2003, we had excess inventories of approximately $26 million. As of November 1, 2003, we delivered $12.5 million of this $26 million inventory to our customers. Of the remaining $13.5 million, we have committed orders or partial orders for about $9 million which is scheduled to be delivered to customers over the next three months.

The Company's commitments for debt and other contractual arrangements are summarized as follows:

--------------------------------------- -------------- -----------------------------------------------------------------
                                                                            Years ending March 31,
--------------------------------------- -------------- -----------------------------------------------------------------
                                              Total          2004          2005         2006         2007        2008
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------
Merchandise License Guarantee              $1,595,000     $1,395,000     $150,000     $ 50,000           --          --
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------
Property Leases                            $3,638,771     $1,330,158     $924,338     $517,071     $495,545    $371,659
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------
Equipment Leases                           $   86,016     $   46,525     $ 19,965     $ 10,322     $  7,969    $  1,235
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------
Revolving Credit Facility                  $6,513,411     $6,513,411           --           --           --          --
--------------------------------------- -------------- -------------- ------------ ------------ ------------ -----------


We should be able to satisfy our liquidity requirements for the remainder of fiscal 2004 by using credit that has been extended to us under our credit agreement with LaSalle and cash that is collected from the sale of our karaoke products.

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

Due to a decrease in the amount of sales in the United States, the Company does not expect to meet the minimum guarantee under its licensing agreement with MTV. In this respect, we have taken an additional expense of $366,000 for the six months ended September 30, 2003.

Cash flows used in operating activities were $4,678,328 for the six months ended September 30, 2003. Cash flows were used in operating activities primarily due to increases in accounts receivable in the amount of $15.4 million, increases in accounts payable of $7.1 million and decreases in existing inventory of $4.6 million.

Cash used in investing activities for the six months ended September 30, 2003 was $157,178. Cash used in investing activities resulted from the purchase of fixed assets in the amount of $157,178. The purchase of fixed assets consists of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over five years.

Cash flows provided by financing activities were $5,673,244 for the six months ended September 30, 2003. This consisted of proceeds from the exercise of options in the amount of $860,535. The Company also issued convertible debentures with attached warrants. This transaction resulted in a net increase of $4 million. The Company received subordinated debt of $1 million from insiders in July of 2003 and paid $300,000 to a director who had previously loaned money to the Company on a short term basis. Our short term note payable with a bank had been reduced to $637,122 by September 30, 2003. The remainder of cash provided from financing activities was provided by net borrowings on the credit line at LaSalle National Bank in the amount of $267,000 to fund ongoing operations.

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

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The management of the Company believes that a high degree of judgment or complexity is involved in the following areas:

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

         Reserves on Inventories. The Company establishes a reserve on inventory based on the expected net realizable value of inventory on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

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

         The Company's Hong Kong subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the Subsidiary level. Although the governing body has reached no decision to date, the U.S. parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision in fiscal 2003, 2002, and 2001.

           The Company may be deemed to have constructively repatriated or brought back in the United States approximately $5.6 million, $5.7 million and $0 in income from its foreign operations in 2003, 2002 and 2001, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the Company's foreign subsidiaries of approximately $3.6 million at March 31, 2003 and $1.9 million at March 31, 2002, as it is anticipated that such earnings would be permanently reinvested in their respective operations in accordance with section 956 of the Internal Revenue Code.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PROFITABILITY AND CASH FLOW

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2003, 2002 and 2001 were approximately 67%, 77% and 87% respectively. In fiscal 2003, three major customers accounted for 21%, 17% and 15% of our net sales. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our revenues, profitability and cash flow.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY

In February 2002, one of our largest customers, Best Buy returned approximately $2.75 million in karaoke products to us that it had not been able to sell during the Christmas season. Best Buy kept this inventory in its retail stores, but converted the sales to consignment sales. Although we were not contractually obligated to accept this return of the karaoke products, we did this because we valued our relationship with Best Buy. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us and we were to accept such returns, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTIONS, FINANCIAL INCENTIVES AND OTHER RISKS THAT FORCE US TO BEAR THE RISKS AND COSTS OF CARRYING INVENTORY, AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the six months ended September 30, 2003, our sales to customers in the United States decreased because we were unwilling to sell our products at reduced prices. We are also subject to the risk that our customers might demand certain financial incentives, such as large advertising or cooperative advertising allowances, which effectively reduces our selling prices. Additionally, many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow.

OUR SENIOR CORPORATE MANAGEMENT TEAM IS NEW TO THE SINGING MACHINE AND IS REQUIRED TO DEVOTE SIGNIFICANT ATTENTION TO MATTERS ARISING FROM ACTIONS OF PRIOR MANAGEMENT.

           Beginning on May 2, 2003, through the present date, we have had two Chief Executive Officers and a Chief Operating Officer resign. Additionally, four out of five directors serving on our Board on May 2, 2003 have resigned since that date. We hired a new Chief Operating Officer, Yi Ping Chan on March 31, 2003 and retained two new directors, Bernard Appel and Richard Ekstract, on October 31, 2003. We are in the process of searching for a new Chief Executive Officer. It will take some time for our new management team and our new board of directors to learn about our business and to develop strong working relationships with each other and our employees. Our new senior corporate management team's ability to complete this process has been and continues to be hindered by their need to develop effective policies and procedures within the Company, to develop effective corporate governance procedures, to strengthen reporting lines and to review internal controls. We cannot assure you that this major restructuring of our board of directors and senior management team and the accompanying distractions, in this environment, will not adversely affect our results of operations.

WE MAY HAVE SIGNIFICANT RETURNS, MARKDOWNS AND PURCHASE ORDER CANCELLATIONS, WHICH WOULD REDUCE OUR REVENUES AND PROFITABILITY

As is customary in the consumer electronics industry, we have, on occasion, (i) permitted certain customers to return slow-moving items for credit, (ii) provided price protection to certain customers by making price reductions effective as to certain products then held by customers in inventory and (ii) accepted customer cancellations of purchase orders issued to the Company. The Company expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns, markdowns or purchaser order cancellations could have a material adverse effect on our revenues and profitability.

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUT MTV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY

Our license with MTV Networks is particular important to our business. We generated $30,884,344 million or 32.3% of our net sales from products sold under the MTV license in fiscal 2003. For the six months ended September 30, 2003, we generated only $4 million or 10.7% of our net sales under this agreement. Our MTV license expires on December 31, 2003; however, MTV can terminate the license agreement for certain reasons prior to December 31, 2003. If we were to lose our MTV license, it would have an effect on our revenues and net income.

IF WE DO NOT ACCURATELY PREDICT THE DEMAND FOR OUR KARAOKE PRODUCTS, OUR REVENUES, PROFITABILITY AND CASH FLOW WILL BE REDUCED

Because of our reliance on manufacturers in Asia for our machine production, our production lead times are relatively long. Therefore, we must commit to production in advance of customers orders. If we fail to forecast customers or consumer demand accurately we may encounter difficulties in filling customer orders or liquidating excess inventories, or may find that customers are canceling orders or returning products. We have difficulty forecasting customer demand because the purchases of karaoke machines and music are discretionary purchases and we can not determine how many products our customers will purchase. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of storing inventory. As of September 30, 2003, we had approximately $20 million in inventory.

We will attempt to liquidate this inventory during fiscal 2004. However, if we are unable to sell this inventory, our revenues, cash flow and profitability will be reduced.

OUR INABILITY TO COMPETE AND MAINTAIN OUR NICHE IN THE KARAOKE PRODUCTS INDUSTRY COULD HURT OUR BUSINESS

The business in which we are engaged is highly competitive. Our major competitors for karaoke machines and related products are Craig and Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices for to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. During fiscal 2004, management does not intend to reduce prices. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's and video cassettes.

WE ARE NAMED AS A DEFENDANT IN SEVERAL CLASS ACTION LAWSUITS, WHICH IF DETERMINED ADVERSELY TO US, COULD HARM OUR BUSINESS AND FINANCIAL CONDITION

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

MOST OF OUR SALES OCCUR IN OUR SECOND AND THIRD FISCAL YEAR AND IF WE OVER OR UNDERESTIMATE THE DEMAND FOR OUR PRODUCTS, OUR REVENUES, PROFITABILITY AND CASH FLOW WILL BE ADVERSELY AFFECTED

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

The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during their key period, would harm our revenues, profitability and cash flow. In fiscal 2003, we overestimated the demand for our product and held $26 million of inventory as of March 31, 2003. Our increased inventory levels led to a shortage in our available working capital and a liquidity crisis. Conversely, if we underestimate the demand for our products, we will not maximize our revenues.

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD HARM OUR BUSINESS AND REPUTATION

We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facilities in Compton and Rancho Dominguez, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents or otherwise could significantly harm our business and reputation.

WE MAY SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS

Although we have successfully restructured our credit agreement with our commercial lenders and raised an additional $4 million of capital, we continue to search for other lenders that are capable of providing credit facilities to the company at more favorable terms. As of September 30, 2003, we believe that we have sufficient working capital for the next six months. However, if we need additional capital and are unable to obtain adequate do not have adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to run our business. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for Chapter 11 or enter into some liquidation or reorganization proceeding.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We are dependent upon six factories in the People's Republic of China to manufacture all of our electronic products. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings, political instability, and other factors, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. We believe that the loss of any of our manufacturers would not have a long-term material adverse effect on us because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of our largest two manufacturers, could, in the short-term, adversely affect our business until alternative supply arrangements were secured.

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

WE MAY BE INFRINGING UPON THE COPYRIGHTS OF THIRD PARTIES AND IF WE ARE DOING SO, OUR PROFITABILITY WILL BE REDUCED

Each song in our catalog is licensed to us for specific uses. Because of the numerous variations in each of our licenses for copyrighted music, there can be no assurance that we have complied with scope of each of our licenses and that our suppliers have complied with these licenses. Additionally, third parties over whom we exercise no control may use our sound recordings in such a way that is contrary to our license agreement and by violating our license agreement we may be liable for contributory copyright infringement. Any infringement claims may have a negative effect on our ability to sell products and may result in a fine or damages being assessed against our company.

WE ARE EXPOSED TO THE CREDIT RISK OF OUR CUSTOMERS, WHO ARE EXPERIENCING FINANCIAL DIFFICULTIES, AND IF THESE CUSTOMERS ARE UNABLE TO PAY US, OUR REVENUES AND PROFITABILITY WILL BE REDUCED

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, Music Land and Frye's, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and some are currently operating under the protection of bankruptcy laws. Despite the difficulties experienced by retailers in recent years, we have not suffered significant credit losses to date. Deterioration in the financial condition of our customers could have a material adverse effect on our revenues and future profitability.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS

Our employment agreements with Yi Ping Chan, April Green and Jack Dromgold require us, under certain conditions, to make substantial severance payments to them if they resign after a change of control. As of September 30, 2003, Mr. Chan, Ms. Green and Mr. Dromgold are entitled to severance payments of $250,000, $73,600 and $135,000, respectively. These provisions could delay or impede a merger, tender, offer or other transaction resulting in a change in control of the Company, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

WE MAY BE SUBJECT TO CLAIMS FROM THIRD PARTIES FOR UNAUTHORIZED USE OF THEIR PROPRIETARY TECHNOLOGY, COPYRIGHTS OR TRADE SECRETS AND ANY CLAIMS ASSERTED AGAINST US COULD AFFECT OUR NET PROFITABILITY

We believe that we independently developed the technology used in our electronic and audio software products and that it does not infringe on the proprietary rights, copyrights or trade secrets of others. However, we cannot assure you that we have not infringed on the proprietary rights of third parties or those third parties will not make infringement violation claims against us. Any infringement claims may have a negative effect on our profitability and financial condition.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTERS IN CALIFORNIA OR FLORIDA COULD IMPACT OUR ABILITY TO DELIVERY MERCHANDISE TO OUR STORES, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

A significant amount of our merchandise is shipped to our customers from one of our three warehouses, which are located in Compton, California, Rancho Dominguez, California and Coconut Creek, Florida. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could adversely impact our revenues and profitability.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT

Within the past 12 months from October 2, 2002 through October 2, 2003, our common stock has traded between a high of $13.49 and a low of $2.70. Market prices of the securities of companies in the toy and entertainment industry are often volatile. The market prices of our common stock may be affected by many factors, including:

      -unpredictable consumer preferences and spending trends;

      -the actions of our customers and competitors (including new product line announcements and i introductions;

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION

As of September 30, 2003, there were outstanding stock options to purchase an aggregate of 1,089,400 shares of common stock at exercise prices ranging from $2.04 to $14.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $5.46 per share. As of September 30, 2003, there were outstanding immediately exercisable warrants to purchase an aggregate of 561,039 shares of our common stock, which warrants are covered by this Prospectus. In addition, we have issued $4,000,000 of convertible debentures, which are initially convertible into an aggregate of 1,038,962 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE

As of September 30, 2003, there were 8,712,169 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed on October 8, 2003, registering an aggregate of 2,755,314 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK

Our Certificate of Incorporation authorizes the issuance of 18,900,000 million shares of common stock. As of September 30, 2003, we had 8,712,169 shares of common stock issued and outstanding and an aggregate of 1,019,400 outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 9,168,431 shares of common stock.

Any issuance of additional shares of common stock, whether by us to new stockholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing stockholders.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY AND COULD DEPRESS THE PRICE OF OUR COMMON STOCK

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2003, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK:

         Our exposure to market risk resulting from changes in interest rates relates primarily to debt under our credit facility with LaSalle. Under our credit facility, our interest rate is LaSalle's prime rate plus 2.5% per annum ("current interest rate"). As of September 30, 2003, our outstanding balance under our credit facility was $6,513,411 and we are accruing interest at the prime plus 2.5% per annum. We do not believe that near-term changes in the interest rates, if any, will result in a material effect on our future earnings, fair values or cash flows. On September 8, 2003, we issued convertible notes in the amount of $4 million with a fixed interest rate of 8% per annum.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From July 2003 through August 2003, eight securities class action lawsuits were filed against The Singing Machine and certain of its officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased The Singing Machine's securities during the various class action periods specified in the complaints. These complaints have all been consolidated into one action styled Bielansky, et al.
v. Salberg & Co., et al., Case No. 03-80596-ZLOCH (the Shareholder Action).

         The complaints in the Shareholder Action allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated there under. These complaints seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that defendants falsely represented the Company's financial results for the years ended March 31, 2002 and 2001.

         In July 2003, a shareholder filed a derivative action against the Company, its board of directors and senior management purporting to pursue the action on behalf of the Company and for its benefit. No pre-lawsuit demand was made on the board of directors for them to investigate the allegations or to bring action. The Company is named as a nominal defendant in this case. This case has been consolidated into the Shareholder Action identified above. The derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Company's accounting and management practices, allowing the Company to engage in improper conduct and otherwise failing to carry out their duties and obligations to the Company. The plaintiff's seek damages for breach of fiduciary duties, punitive and compensatory damages, restitution, and bonuses or other incentive-based or equity based compensation received by the CEO and CFO under the Sarbanes-Oxley Act of 2002.

         The court in the Shareholder Action has directed plaintiffs' counsel to file one amended consolidated complaint no later than November 14, 2003. The Company intends to vigorously defend the Shareholder Action. As the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur which could have a material affect on the Company's operations.

         A second shareholder derivative suit was filed in October 2003, which makes generally the same allegations. The second derivative suit has not been served on the Company or on any of its current or former officers and directors. This suit has been transferred to the same judge to which the Shareholder Action has been assigned and has likewise been consolidated into the Shareholder Action.

         In August 2003, we were advised that the Securities and Exchange Commission had commenced an informal inquiry of our company. We are cooperating fully with the SEC staff. It appears that the investigation is focused on the restatement of our audited financial statements for fiscal 2002 and 2001. We have been advised that an informal inquiry should not be regarded as an indication by the SEC or its staff that any violations of law have occurred or as a reflection upon any person or entity that may have been involved in those transactions.

         We are also involved in certain routine litigation matters incidental to our business and operations, which we do not believe are material to our business. In September 2003, we had a disagreement with AG Edwards & Sons, Inc.("AG Edwards") regarding the compensation that was payable to them under our investment banking agreement with them. Both parties have agreed to enter into a settlement agreement in which we have agreed to pay AG Edwards $100,000 in cash over a five month period and $100,000 in stock valued at the current market price. However, as of November 14, 2003, we have not yet finalized a definitive settlement agreement with them.

ITEM 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c) During the three month period ended September 30, 2003, four employees exercised stock options issued under our 1994 Amended and Restated Management Stock Option Plan. The employee exercised options to acquire an aggregate of 320,000 shares of our common stock. The names of the option holder, the grant date of the options, the dates of exercise, the number of shares purchased, the exercise price and the proceeds received by the Company are listed below.

                                     NO. OF
                                     OPTIONS         EXERCISE   EXERCISE
         NAME        GRANT DATE     EXERCISED         PRICE       DATE         PROCEEDS
         ----        ----------     ---------         -----       ----         --------
     John Klecha                     102,700           2.04     7/26/03        $209,508
     Terry Garcia                     45,000           2.04     7/25/03        $ 91,800
     John Klecha                     167,300           2.04     8/28/03        $341,292
     Alicia Haskamp                    5,000           2.04     9/11/03        $ 10,200


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

         On September 8, 2003, we issued an aggregate of $4,000,000 of 8% convertible debentures in a private offering to six accredited investors. The debentures initially are convertible into shares of common stock at a price of $3.85 per share, subject to adjustment in certain situations. Each investor also received warrants equal to 40% of the subscription amount. The exercise price of the warrants is $4.025 per share and the warrants expire on September 7, 2006. We also have an obligation to register the shares of common stock underlying the debenture and warrants, which we are satisfying by filing this registration statement. The names of the investors, the amount of the debentures and the number or warrants issuable to each investor are set forth below.

                                               AMOUNT OF
NAME                                           DEBENTURES                  NO. OF WARRANTS
----                                           ----------                  ---------------
Omicron Master Trust                           $2,500,000                      285,714
SF Capital Partners, Ltd                       $  500,000                       57,143
Bristol Investment Fund, Ltd.                  $  300,000                       34,286
Ascend Offshore Fund, Ltd.                     $  478,000                       54,629
Ascend Partners, LP                            $   58,200                        6,651
Ascend Partners Sapient LP                     $  163,800                       18,720


The offering and sale of the debentures and the warrants was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended. We used Roth Capital as our placement agent and they received a commission equal to 5.5% of the proceeds and a warrant to purchase 103,896 shares or our common stock. The commission to Roth Capital was paid in cash and 28,571 shares of the Company's common stock. We agreed to register the shares underlying Roth's warrant in a registration statement. The common stock was only offered and sold to accredited investors or persons who represented that they had no need for liquidity in their investment and had adequate financial resources to withstand a total loss of their investment. We issued these shares to these persons in reliance upon
Section 4(2) of the Securities Act, because the shareholders were knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the debentures and the warrant agreements stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

10.1 Securities Purchase Agreement dated as of August 20, 2003 by and among the Company and Omicron Master Trust, SF Capital Partners, Ltd., Bristol Investment Fund, Ltd., Ascend Offshore Fund, Ltd., Ascend Partners, LP and Ascend Partners Sapient, LP (collectively, the "Investors") (incorporated by referenced to Exhibit 10.1 in the Company's registration statement filed with the SEC on October 7, 2003, File No. 333-109574).

10.2 Amendment dated September 5, 2003 to Securities Purchase Agreement between the Company and the Investors (incorporated by referenced to Exhibit 10.2 in the Company's registration statement filed with the SEC on October 7, 2003, File No. 333-109574).

10.3 Form of Debenture Agreement issued by the Company to each of the Investors (incorporated by referenced to Exhibit 10.3 in the Company's registration statement filed with the SEC on October 7, 2003, File No. 333-109574).

10.4 Form of Warrant Agreement issued by the Company to the Investors (incorporated by referenced to Exhibit 10.4 in the Company's registration statement filed with the SEC on October 7, 2003, File No. 333-109574).

10.5 Warrant Agreement between the Company and Roth Capital Partners, LLC (incorporated by referenced to Exhibit 10.5 in the Company's registration statement filed with the SEC on October 7, 2003, File No. 333-109574).

10.6 Registration Rights Agreement between the Company and each of the Investors and Roth Capital Partners, LLC (incorporated by referenced to
         Exhibit 10.6 in the Company's registration statement filed with the SEC on October 7, 2003, File No. 333-109574).

31.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.

*Filed herewith

 (b) Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 2003:

DATE OF REPORT          ITEMS REPORTED      FINANCIAL STATEMENTS FILED
--------------          --------------      --------------------------
June 7, 2003                 5, 7                       No
June 15, 2003                7, 9                       No
August 1, 2003               5, 7                       No
August 15, 2003              7, 9                       No
August 28, 200               5, 7                       No

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SINGING MACHINE COMPANY, INC.

                                    Dated November 14, 2003

                                    By: /s/ April J. Green
                                    -------------------------------------------
                                    April J. Green
                                    Chief Financial Officer
                                    (On behalf of Registrant and
                                    Chief Accounting Officer)

                                    Dated November 14, 2003

                                    By: /s/ Yi Ping Chan
                                    -------------------------------------------
                                    Yi Ping Chan
                                    Chief Executive Officer
                                    (On behalf of Registrant and
                                    Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

  31.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

  31.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

  32.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.

  32.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.