Form 10-Q
period 2003-12-31
SINGING MACHINE CO INC
filed 2004-02-17
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                    0 - 24968
                                    ---------
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



                 Delaware                                 95-3795478
                ----------                               ------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    NUMBER OF SHARES
                  CLASS                     OUTSTANDING ON DECEMBER 31, 2003
      Common Stock, $0.01 par value                     8,752,320

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - December 31, 2003 (Unaudited)
         and March 31, 2003 ..............................................  3

         Consolidated Statements of Operations - Three and Nine months ended December 31, 2003 (unaudited) and 2002(Unaudited,restated).  4

         Consolidated Statements of Cash Flows - Nine months ended
         December 31, 2003(unaudited)and 2002 (Unaudited,restated)........  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....... 27

Item 4.  Controls and Procedures ......................................... 27

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 28

Item 2.  Changes in Securities ........................................... 29

Item 3.  Defaults Upon Senior Securities ................................. 30

Item 4.  Submission of Matters to a Vote of Security Holders ............. 30

Item 5.  Other Information ............................................... 30

Item 6.  Exhibits and Reports on Form 8-K ................................ 30

SIGNATURES ............................................................... 31

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,        MARCH 31,
                                                                              2003              2003
                                                                          ------------      ------------
                                                                          (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 $    235,958      $    268,265
Restricted Cash                                                                866,413           838,411
Accounts Receivable, less allowances of $816,235 and $405,759
  respectively                                                              14,729,176         5,762,944
Due from manufacturer                                                        1,112,200         1,091,871
Inventories, net                                                             8,029,371        25,194,346
Prepaid expense and other current assets                                     2,294,377         1,483,602
Deferred tax asset                                                                --           1,925,612
                                                                          ------------      ------------
     TOTAL CURRENT ASSETS                                                   27,267,495        36,565,051

PROPERTY AND EQUIPMENT, at cost less accumulated depreciation of
  $2,567,480 and $1,472,850 respectively                                     1,365,687         2,026,252
OTHER ASSETS
Other non-current assets                                                       970,464           343,991
                                                                          ------------      ------------
     TOTAL ASSETS                                                         $ 29,603,646      $ 38,935,294
                                                                          ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                                            $     85,236      $    316,646
Accounts payable                                                             5,331,470         8,486,009
Accrued expenses                                                             2,587,579         1,443,406
Subordinated debt-related parties                                            1,000,000           400,000
Revolving credit facilities                                                  7,115,114         6,782,824
Income taxes payable                                                         2,872,509         3,821,045
                                                                          ------------      ------------
    TOTAL CURRENT LIABILITIES                                               18,991,908        21,249,930
                                                                          ------------      ------------
LONG TERM LIABILITIES
Convertible debentures, net of unamortized discount of $3,046,000              954,210              --
                                                                          ------------      ------------
    TOTAL LIABILITIES                                                       19,946,118        21,249,930

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
shares issued and outstanding                                                     --                --
Common stock, Class A, $.01 par value;  100,000 shares authorized; no
shares issued and outstanding                                                     --                --
Common stock, $0.01 par value;  18,900,000 shares authorized;
8,752,320 and 8,171,678 shares issued and outstanding                           87,523            81,717
Additional paid-in capital                                                  10,234,410         4,843,430
Retained earnings                                                             (664,405)       12,760,217
                                                                          ------------      ------------
    TOTAL SHAREHOLDERS' EQUITY                                               9,657,528        17,685,364
                                                                          ------------      ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 29,603,646      $ 38,935,294
                                                                          ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                  Nine Months Ended
                                                          December 31,                        December 31,
                                                 ------------------------------      ------------------------------
                                                     2003              2002              2003              2002
                                                 ------------      ------------      ------------      ------------
                                                                   (as restated)                       (as restated)

NET SALES                                        $ 28,689,623      $ 45,659,446      $ 68,053,739      $ 81,915,443

COST OF SALES
  Cost of goods sold                               30,782,268        36,628,126        64,948,809        64,155,095
  Impairment of tooling                               508,480              --             508,480              --
                                                 ------------      ------------      ------------      ------------
GROSS PROFIT                                       (2,601,125)        9,031,320         2,596,449        17,760,348

OPERATING EXPENSES:
  Compensation                                      1,097,327         1,257,519         3,552,718         2,827,823
  Freight & handling                                  523,177           944,169         1,153,353         1,605,445
  Selling, general & administrative expenses        3,410,116         1,748,400         8,908,899         4,675,279
                                                 ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES                            5,030,620         3,950,088        13,614,971         9,108,547
                                                 ------------      ------------      ------------      ------------
(LOSS) EARNINGS FROM OPERATIONS                    (7,631,744)        5,081,232       (11,018,521)        8,651,801

OTHER INCOME (EXPENSES):
  Other income                                         32,098            38,628           (50,882)          196,648
  Interest expense                                   (687,178)         (117,704)       (1,194,541)         (228,597)
  Interest income                                        --                --                --              11,943
                                                 ------------      ------------      ------------      ------------

NET OTHER (EXPENSES) INCOME                          (655,079)          (79,076)       (1,245,422)          (20,006)

NET (LOSS) EARNINGS BEFORE INCOME TAX              (8,286,825)        5,002,156       (12,263,944)        8,631,795

INCOME TAX EXPENSE                                  2,163,776         1,681,629         1,160,678         2,674,659
                                                 ------------      ------------      ------------      ------------
NET (LOSS) EARNINGS                              $(10,450,601)     $  3,320,527      $(13,424,622)     $  5,957,136
                                                 ============      ============      ============      ============

(LOSS) EARNINGS PER SHARE:
      Basic                                      $      (1.20)     $       0.41      $      (1.58)     $       0.74
      Diluted                                    $      (1.20)     $       0.37      $      (1.58)     $       0.67

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT  SHARES OUTSTANDING:
      Basic                                         8,729,818         8,123,548         8,503,065         8,101,441
      Diluted                                       8,729,818         8,944,027         8,503,065         8,947,897


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               2003              2002
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                          (restated)
     Net (loss) earnings                                                   $(13,424,622)     $  7,475,119
     Adjustments to reconcile net (loss) earnings to net cash used in operating activities
     Depreciation and amortization                                            1,165,687           454,806
     Impairment of tooling                                                      508,480
     Provision for inventory                                                  4,996,685              --
     Provision for bad debt                                                     410,476              --
     Amortization of discount on convertible debentures                         444,584              --
     Stock compensation expense                                                 511,299              --
     Deferred tax benefit                                                     1,925,612           452,673
     Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts Receivable                                                     (9,376,708)      (15,998,298)
     Due from manufacturer                                                      (20,329)         (264,908)
     Inventories                                                             12,168,290       (20,742,572)
     Prepaid Expenses and other assets                                         (858,011)       (1,218,091)
     Increase (decrease) in:
     Accounts payable                                                        (3,154,539)       11,203,268
     Accrued expenses                                                           653,540         3,705,878
     Income taxes payable                                                      (948,536)          572,254
                                                                           ------------      ------------
         Net Cash Used in Operating Activities                               (4,998,092)      (14,359,871)
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                        (434,065)       (1,112,376)
                                                                           ------------      ------------
         Net cash used in Investing Activities                                 (434,065)       (1,112,376)
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings from revolving credit facilities                             27,777,630        37,612,713
     Repayments to revolving credit facilities                              (27,445,340)      (27,449,625)
     Proceeds from issuance of convertible debentures                         4,000,000              --
     Bank Overdraft                                                            (231,410)             --
     Restricted cash                                                            (28,002)           (3,640)
     Payment of financing fees related to convertible debentures               (255,000)             --
     Proceeds from subordinated debt-related parties, net                       600,000              --
     Proceeds from exercise of stock options and warrants                       981,972           155,579
                                                                           ------------      ------------
         Net cash provided by Financing Activities                            5,399,850        10,315,027
                                                                           ------------      ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                           (32,307)       (5,157,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                268,265         5,520,147
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    235,958      $    362,927
                                                                           ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
     Interest                                                              $    591,817      $    228,597
                                                                           ============      ============
     Income Taxes                                                          $  1,388,102      $     73,207
                                                                           ============      ============
NON-CASH FINANCING ACTIVITIES
     Stock based compensation                                              $    511,299      $       --
                                                                           ============      ============
     Discounts for warrants issued in connection with and beneficial       $  3,494,274      $       --
     conversion feature of convertible debentures
                                                                           ============      ============
     Financing fees in connection with convertible debenture issuance,
     paid in stock and warrants                                                 409,527
                                                                           ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of The Singing Machine Company, Inc. and International SMC (H.K.) Ltd., its wholly-owned subsidiary (the "Company", "The Singing Machine"). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the remaining quarter or the year ending March 31, 2004 due to seasonal fluctuations in The Singing Machine's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in The Singing Machine's Annual Report on Form 10-K for the year ended March 31, 2003.

INVENTORIES

         Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. The following table represents the major components of inventory at the dates specified.

                                 December 31, 2003       March 31, 2003
                                 -----------------       --------------

Finished goods                     $ 13,463,330           $ 27,807,763
Inventory in transit                  1,200,221              1,101,940
Provision for losses                 (6,634,180)            (3,715,357)
                                   ------------           ------------

Total Inventory                    $  8,029,371           $ 25,194,346
                                   ============           ============

Although management has taken a provision, which they estimate, based on recent contacts with customers, to be a sufficient reserve for potential losses on disposal of existing inventory, the Company's sales are highly seasonal and unit sales and their related selling prices during peak seasons may not meet expectations. Therefore, management's estimates could differ significantly from actual outcome and have a material impact on future operations. The Company also made the decision to discontinue certain models from their line. A reserve was taken against the remaining inventories of these discontinued items to enable the items to be sold through alternate sales arenas, such as through liquidation facilities. Management believes that at September 30, 2003, there was not sufficient evidence warranting an additional reserve against inventory at that time, as the peak selling season had just begun and there were no indications that the inventory would not be sold.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

STOCK BASED COMPENSATION

         The Company accounts for stock options issued to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price, if any. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applied the disclosure provisions of Statement of Financial Accounting Standards ("Statement") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement No. 123", "Accounting for Stock Based Compensation", which permits entities to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in Statement No. 123 had been applied to options granted.

         Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, pursuant to Statement No. 123, the Company's net (loss) earnings would have been changed to the pro-forma amounts indicated below.


                                                   FOR THE THREE MONTHS ENDED DECEMBER 31,    FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                         2003                 2002                  2003                2002
                                                   ------------------  -------------------    -----------------  -------------------

Net (loss) earnings                As reported         $(10,450,601)           $3,320,527        $(13,424,622)           $5,957,136
                                   Pro forma           $(10,653,283)           $3,291,655        $(14,032,668)           $5,870,518
Net (loss) earnings per share -    As reported               $(1.20)                $0.41              $(1.58)                $0.74
basic
                                   Pro forma                 $(1.22)                $0.41              $(1.65)                $0.72
Net (loss) earnings per share      As reported               $(1.20)                $0.37              $(1.58)                $0.67
-diluted
                                   Pro forma                 $(1.22)                $0.37              $(1.65)                $0.66

         For stock options and warrants issued to non-employees, the Company applies the fair value method of accounting pursuant to Statement 123. Due to a change in status of a former employee, an expense of $220,835 was charged to compensation expense in August 2003.

         For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to non-employees, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with Statement No. 123 using the following weighted-average assumptions:

           Third Quarter 2004:   expected dividend yield 0%, risk-free interest
                                 rate of 2.5%, volatility 110.05% and
                                 expected term of five years.
           Third Quarter 2003:   expected dividend yield 0%, risk-free interest
                                 rate of 6.8%, volatility 42% and expected term of two years.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Statement 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The provisions of Statement 149 did not have a material impact on the Company's financial position or results of operations.

         Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for instruments entered into or modified after May 31, 2003. The provisions of Statement 150 did not have a material impact on the Company's financial position or results of operations.

NOTE 2 - GOING CONCERN

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern (See Management Discussion and Analysis - Liquidity and Capital Resources).

         On March 14, 2003, the Company was notified of its violation of the tangible net worth covenant of its Loan and Security Agreement (the "Agreement") with its commercial lender and the Company was declared in default under the Agreement. The lender amended the Agreement on August 19, 2003. Pursuant to this fourteenth amendment the loan was extended until March 31, 2004 and the condition of default was waived.

         As of December 31, 2003, the Company again violated the tangible net worth and working capital covenants of the Agreement. As of January 31, 2004 the loan was paid in full, the facility was terminated and the UCC filings were released.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEARS 2002 AND 2001

         In June 2003, management revised its position on taxation of the income of International SMC (H.K.) Ltd., its wholly-owned subsidiary, by the United States and by the Hong Kong tax authorities for the reasons stated below.

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

         The net effect of the above two adjustments for the quarter and nine months ended December 31, 2002 is to decrease net income by $576,060 and $1,517,983, respectively. The net effect on net income per share is to decrease net income per share basic and diluted by $0.07 and $0.06 for the quarter and $0.18 and $0.17 for the nine months ended December 31, 2002.

NOTE 4 - IMPAIRMENT OF TOOLING

         Pursuant to Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company recorded a loss on impairment of tooling. In December 2003, and as a result of the Company's decision to discontinue certain models, management estimated that the amounts recoverable on certain tooling through future operations, on an undiscounted basis, were below their book values. An expense of $508,480 was charged to operations for this impairment.

NOTE 5 - PROVISION FOR INCOME TAX

          Significant management judgment is required in developing the Company's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2003, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it is not more likely than not that the deferred taxes will be realized. For the three months ended December 31, 2003, the Company recorded a tax provision of $2.2 million. This provision was created because the valuation allowance established against the deferred tax asset exceeded the amount of the benefit created from carrying back a portion of the current period losses. The carry-back of the losses from the current period resulted in an income tax receivable of $1.2 million, which is included in prepaid and other current assets in the accompanying balance sheets.

         The Company's wholly-owned subsidiary, has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the Subsidiary level. Although the governing body has reached no decision to date, the U.S. parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision in fiscal 2004, 2003, 2002, and 2001. For the nine months ended December 31, 2003, a provision of $424,763 was recorded at the Hong Kong statutory rate of 17.5%. Accrued Hong Kong taxes payable on the current and prior earnings of the Company's Hong Kong subsidiary totaled $2.9 million at December 31, 2003.

         The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NOTE 6 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

         The Company's Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

         o        Overdraft protection facilities
         o Issuance and negotiation of letters of credit, both regular and discrepant
         o        Trust receipts
         o        A Company credit card

         The facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lender and require that the Company maintain a minimum tangible net worth. The maximum available credit under the facilities is $5.5 million. The balance at December 31, 2003 and 2002 was $4,640,728 and $0, respectively.

LOAN AND SECURITY AGREEMENT

         On April 26, 2001, the Company executed a Loan and Security Agreement (the "Agreement") with a commercial lender (the "Lender"), which as amended on August 19, 2003, was due to expire on March 31, 2004. At December 31, 2003 and 2002 the amount outstanding was $2,474,386 and $10,163,088, respectively. As of January 31, 2004 the loan was paid in full, the facility was terminated and the UCC filings were released.

SUBORDINATED DEBT

         As of July 10, 2003, the Company obtained $1 million in subordinated debt financing from a certain officer, directors and an associate of a director. The loans are accruing interest at 9.5% per annum and paid quarterly. These loans were originally scheduled to be paid back by October 31, 2003; however, the notes have since been subordinated to the Company's credit facility and the total amount outstanding of $1 million will not be repaid until either the subordination is released by the Company's lender or the credit facility is closed.

NOTE 7 - 8% CONVERTIBLE DEBENTURES WITH WARRANTS

         In September 2003, the Company issued $4 million of 8% Convertible Debentures in a private offering which are due February 20, 2006 ("Convertible Debentures"). The net cash proceeds received by the Company were $3,745,000 after deduction of cash commissions and other expenses.

         The Convertible Debentures are subordinated to the Company's Lender and are convertible at the option of the holders into 1,038,962 Common Shares at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, at any time after the closing date. Each Convertible Debenture may be convertible into common shares, at a conversion price of $3.85 per Common Share. of the registration statement

         The Convertible Debentures are subordinated to the Company's Lender and are convertible at the option of the holders into 1,038,962 Common Shares at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, at any time after the closing date. Each Convertible Debenture may be convertible into common shares, representing an initial conversion price of $3.85 per Common Share

         These Convertible Debentures were issued with 457,143 detachable stock purchase warrants with an exercise price of $4.025 per share. These warrants may be exercised at anytime after September 8, 2003 and before September 7, 2006 and are subject to certain anti-dilution provisions. The warrants are also subject to an adjustment provision; whereas the price of the warrants may be changed under certain circumstances.

         The Convertible Debentures bear interest at the stated rate of 8% per annum. Interest is payable quarterly on March 1, June 1, September 1, and December 1. The interest may be payable in cash, shares of Common Stock, or a combination thereof subject to certain provisions and at the discretion of the Company. On February 9, 2004 the stated rate of interest was raised to 8.5%.

         In accounting for this transaction, the Company allocated $1.2 million of the proceeds to the estimated fair value of the stock purchase warrants and $2.3 million as the estimated fair value of the beneficial conversion feature. These amounts resulted in a discount in the convertible debentures of $3.5 million, which is being amortized over the life of the debt on a straight-line basis to interest expense. Total amortization for the nine months ended December 31, 2003 was $444,584.

         In connection with the Convertible Debentures the Company paid financing fees as follows: 103,896 stock purchase warrants, with a fair value of $264,671, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $660,812 were recorded as deferred fees and are being amortized over the term of the debentures on a straight-line basis. The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

         CLASS ACTION. From July 2003 through August 2003, eight securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased The Singing Machine's securities during the various class action periods specified in the complaints. These complaints have all been consolidated into one action styled Bielansky, et al.
v. Salberg & Co., et al., Case No. 03-80596-ZLOCH (the Shareholder Action).

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

         This derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Company's accounting and management practices, allowing the Company to engage in improper conduct and otherwise failing to carry out their duties and obligations to the Company. The plaintiffs seek damages for breach of fiduciary duties, punitive and compensatory damages, restitution, and bonuses or other incentive-based or equity based compensation received by the CEO and CFO under the Sarbanes-Oxley Act of 2002

         The court in the Shareholder Action has directed plaintiffs' counsel to file one amended consolidated complaint no later than November 14, 2003.

         The Company intends to vigorously defend the Shareholder Action. As the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur which could have a material affect on the Company's operations.

         A second shareholder derivative suit was filed in October 2003, which makes generally the same allegations. The second derivative suit has not been served on the Company or on any of its current or former officers and directors. This suit was transferred to the same judge to whom the Shareholder Action was assigned and has been consolidated into the Shareholder Action.

         OTHER MATTERS. In August 2003, we were advised that the Securities and Exchange Commission had commenced an informal inquiry of our company. We are cooperating fully with the SEC staff. It appears that the investigation is focused on the restatement of our audited financial statements for fiscal 2002 and 2001. We have been advised that an informal inquiry should not be regarded as an indication by the SEC or its staff that any violations of law have occurred or as a reflection upon any person or entity that may have been involved in those transactions.

         The Company entered into a separation and release agreement with an executive on December 19, 2003. The agreement provided for the individual to receive $159,281 in settlement of the Company's contract. The amount has been expensed as compensation at December 31, 2003.

         The Company entered into a settlement agreement with an investment banker on November 17, 2003. Pursuant to this agreement, the Company will pay the sum of $181,067 over a six month period and has issued to the investment banker 40,151 shares of stock with a fair value of $94,355.

         The Company amended its convertible debenture agreements to increase the interest rate to 8.5% effective as of February 9, 2004 and to grant warrants to purchase an aggregate of 30,000 shares of the Company's common stock to the debenture holders on a pro-rata basis. These concessions are in consideration of the debenture holder's agreements to (i) enter into new subordination agreements with the Company's new lender, (ii) to waive all liquidated damages due under the transaction documents through July 1, 2004 and (iii) to extend the effective date of the Form S-1 registration statement until July 1, 2004. The new warrants have an exercise price equal to $1.52 per share, the fair market value of the Company's common stock on February 9, 2004, the date of the grant. The fair value of these warrants as calculated pursuant to Statement No. 123 is $30,981 and has been expensed as other operating expenses in the accompanying statements of operations.

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

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

         During the nine months ended December 31, 2003, the Company issued 580,642 shares of its common stock. Of these shares, 28,571 were issued in lieu of a cash payment of commission and closing costs relating to the Convertible Debentures. Certain executives received 63,420 shares of common stock in lieu of a portion of their cash compensation and bonuses for fiscal 2004. The fair value of this stock, $290,165 was charged to compensation expense. 40,151 shares of stock were issued in lieu of a settlement with an investment banker, at an estimated fair value of $94,355. The remaining 448,500 shares of stock issued were through the exercise of vested stock options. There were no shares of common stock issued in the nine months ended December 31, 2002.

EARNINGS PER SHARE

         In accordance with Statement No. 128, "Earnings per Share," basic earnings per share are computed by dividing the net earnings for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding including the effect of common stock equivalents.

         The following table presents a reconciliation of basic and diluted earnings per share:

                                                     FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                            DECEMBER 31,                       DECEMBER 31,
                                                       2003              2002             2003              2002
                                                                    (as restated)                      (as restated)

Net (loss) income                                 $(10,450,601)     $  3,320,527     $(13,424,622)     $  5,957,136
Loss available to common shares                   $(10,450,601)     $  3,320,527     $(13,424,622)     $  5,957,136
Weighted average shares outstanding - basic          8,729,818         8,123,548        8,503,065         8,101,441
Weighted average shares outstanding - diluted        8,729,818         8,944,027        8,503,065         8,947,897
Loss per share - Basic                            $      (1.20)     $       0.41     $      (1.58)     $       0.74
                                                  ============      ============     ============      ============
Loss per share -Diluted                           $      (1.20)     $       0.37     $      (1.58)     $       0.67
                                                  ============      ============     ============      ============

         For the three months and nine months ended December 31, 2003, 1,120,120 common stock equivalents were excluded from the calculation of diluted earnings per share, as there was a net operating loss for the periods and their effects would have been antidilutive. For the three months and nine months ended December 31, 2002, 90,000 and 0 common stock equivalents were not included in the computation of diluted earnings per share because their effect was antidilutive.

         For the nine months ended December 31, 2003, there were 1,120,120 common stock options outstanding with exercise prices between $1.97 and $14.30. In addition, there is a potential 1,038,962 shares that may be issued in connection with the Convertible Debentures if certain conditions exist. (See
Note 7.)

NOTE 10 - SEGMENT INFORMATION

         The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's wholly-owned Subsidiary. Sales by geographic region for the quarters ended December 31 were as follows:

                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                         DECEMBER 31,                        DECEMBER 31,
                                    2003              2002              2003              2002
SALES:                         ------------      ------------      ------------      ------------
United States                  $ 19,847,863      $ 41,028,985      $ 41,184,176      $ 72,402,914
Australia                           582,385           286,368           892,964           529,020
Canada                              307,182           706,476           832,007           733,801
Europe                            8,687,809         6,178,010        26,497,706        12,998,917
Other                               210,407            29,945           708,343           100,143
         Less:  Allowances         (946,023)       (2,570,338)       (2,061,457)       (3,243,907)
                               ------------      ------------      ------------      ------------
Consolidated Net Sales         $ 28,689,623      $ 45,659,446      $ 68,053,739      $ 83,520,888
                               ============      ============      ============      ============

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 11 - SUBSEQUENT EVENTS

On January 7, 2004, the Company entered into the fifth amendment of its licensing agreement with MTV Networks. The amendment reduced the minimum royalty guarantee for calendar 2003 from $1.5 million to $1.3 million. The amendment also extended the expiration date of the original agreement to April 30, 2004, with options to extend for an additional two periods until December 31, 2004 at the discretion of MTV. In accordance with this amendment, each of the three license periods contain minimum guarantee royalty payments of $100,000 each for a total of $300,000 if all extensions are exercised Each of the minimum guaranteed royalty payments is recoupable against sales throughout the calendar year, unless the contract is cancelled.

On February 9, 2004, the Company entered into a factoring agreement with Milberg Factors, Inc. ("Milberg") of New York City. The agreement allows the Company, at the discretion of Milberg, to borrow against its outstanding receivables up to a maximum of the lesser of $3.5 million or 80% of the purchase price. The Company will pay .8% of gross receivables in fees and the average balance of the line will be subject to interest on a monthly basis at prime plus .75% with a minimum rate not to decrease below 4.75%. The agreement contains minimum aggregate charges in any calendar year of $200,000, limits on incurring any additional indebtedness and the Company must maintain tangible net worth and working capital above $7.5 million. Millberg also received a security interest in all of the Company's accounts receivable and inventory located in the United States and a pledge of 66 2/3 of the stock of International SMC, our Hong Kong subsidiary.

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

OVERVIEW

         The Singing Machine Company, Inc., a Delaware corporation, and our wholly-owned Hong Kong subsidiary International SMC HK Ltd. ("International SMC"), (collectively, the "Company, "Singing Machine," "we" or "us") are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(C) trademark.

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

         We had a net loss after estimated tax expense of $13,424,622 for the nine month period ended December 31, 2003.

         As of December 31, 2003, we had 8,752,320 shares of our common stock issued and outstanding. As of December 31, 2003, there were 1,651,159 common stock options and warrants outstanding with exercise prices between $1.97 and $14.30. In addition, we are obligated to issue 1,038,962 shares of our common stock to the holders of our convertible debentures if they elect to convert their debentures into common stock.

RESTATEMENT OF FINANCIAL STATEMENTS

         In June 2003, our management revised its position on taxation of the income of International SMC (H.K.) Ltd., its Hong Kong subsidiary, by the United States and by the Hong Kong tax authorities for the reasons stated below.

         With regard to taxation in Hong Kong, International SMC had previously applied for a Hong Kong offshore claim income tax exemption based on the locality of its profits in China. Management believed, based on advice from its then auditors, that the exemption would be approved because the source of all profits of International SMC was from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in the consolidated financial statements as of March 31, 2002 and 2001. However, full disclosure was previously reflected in the audited financial statements for the fiscal years ended March 31, 2002 and 2001 of the estimated amount that would be due to the Hong Kong tax authority should the exemption be denied. In June 2003, we revised our position on the taxation of the income of International SMC because we received different advice from our new auditors. We dismissed our former accountant on March 24, 2003 and engaged our new auditors effective as of March 27, 2003.

         Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management has decided to restate the 2002 and 2001 consolidated financial statements to provide for such taxes. The effect of such restatement is to increase income tax expense by $748,672 and $468,424 in fiscal 2002 and 2001, respectively. However, we can claim United States foreign tax credits in 2002 for these Hong Kong taxes, which is reflected in the final restated amounts.

         With regard to United States taxation of foreign income, in fiscal 2002 and 2003 we had taken the position that the foreign income of International SMC qualified for a deferral under the Internal Revenue Code (Section 956) allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated, or brought back into the United States as taxable income. The basis of this position was primarily due to the fact that the amount of income in question was very low and fully repaid within a reasonable time after year end. It was expected that this income would remain in Hong Kong. Full disclosure of the amount and nature of the indefinite deferral for the income of International SMC for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. During fiscal 2002 and 2003, International SMC paid for inventory delivered to the United States parent company, in the aggregate of approximately $10 million. Our prior auditors advised us that the funds advanced by International SMC were reimbursed by the United States parent company within a short enough time period that a deemed dividend had not occurred. Our new auditors questioned this treatment and management decided to restate the income tax expense to treat the advances as deemed dividends. The effect of such restatement is to increase income tax expense by $1,027,545 in fiscal year 2002, which includes the utilization of the foreign tax credits referred to above.

         The net effect of the above two adjustments is to decrease net income by $576,060 and $1,517,983 and decrease net income per share basic and diluted by $0.07 and $0.07 for the quarter and $0.18 and $0.17 for the nine months ended December 31, 2002.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

NET SALES

Net sales for the quarter ended December 31, 2003 decreased 37% percent to $28,689,623 compared to $45,659,446 for the quarter ended December 31, 2002. Sales in the United States declined 55.2%, or $24,391,452 from the quarter ended December, 2002. These decreases are composed of decreases of machine sales of 57% or $15,974,640 from $27,891,528 in 2002 and music sales of 77% or $3,757,221 from $4,885,225 in 2002. Sales decreases were partially offset by a reduction in advertising allowances of 70% or $2,124,315 from $3,070,338 in 2002 and a 35.9% increase in international sales, from $7.2 million for the quarter ended December 31, 2002 to $9.8 million for the quarter ended December 31, 2003. Decreases in domestic machine sales of machines in the United States are primarily attributable to an increase in competition at our large customers and erosion of the average selling price per unit as compared to the same period in 2002. The decrease in music sales is attributable to the loss of placement of our music at one major customer and a reduction of sales with two other major retailers. Advertising allowances consist of co-operative advertising, marketing development funds and specific advertising.

GROSS PROFIT

         Gross profit for the quarter ended December 31, 2003 was ($2,601,125) or (8.3%) of net sales compared to $9,031,320 or 19.8% of net sales for the quarter ended December 31, 2002. This decrease in gross profit can be attributed to sales of our karaoke machines at lower prices and pricing pressure based on increased competition. In addition, we took a reserve against the value of inventory in the amount of $4,998,126 from historical cost for its anticipated recovery value. Another factor in decreased gross profit is the shortfall on the minimum royalty guarantee in our MTV license agreement. We expensed an additional $609,000 in the quarter to cover this shortfall. We also wrote down the remaining book value of dies associated with items that we are discontinuing from our line in the amount of $508,480. We anticipate that the gross profit percentage for the remainder of the fiscal year will remain below last year's.

OPERATING EXPENSES

         Operating expenses were $5,468,029 or 19.1% of net sales for the quarter ended December 31, 2003 compared to operating expenses of $3,950,088 or 8.7% for the quarter ended December 31, 2002. The expenses increased over prior year by $1.1 million. The primary factors that contributed to the increase in operating expenses for the quarter ended December 31, 2003 are:

         (i) Increased sales and music costs of $562,028 made up of increased commissions of $257,456, increase in freight to customers of $192,220, increased payroll and related costs of $255,313 which are offset by decreases in advertising and public relations of $92,394, reduced handling charges of $27,116 and other decreases totaling $23,451 primarily made up of decreases in showroom rent and sales expenses.

         (ii) Increases in expenses at the wholly-owned Hong Kong subsidiary totaling $554,588 which is primarily comprised of increases in depreciation of newly acquired assets of $109,588, $392,000 for the recognition of bad debts and the remaining increases of $53,000 is primarily bank charges and development expenses.

         (iii) Increased in SG&A of the Florida Operations of $189,571 which is primarily attributable to increases in accounting of $66,541, amortization of loan costs $48,704, bad debt expense $249,512, legal costs $90,964, and consulting fees of $117,981 which were offset by decreases in payroll and related costs of $296,592, and other decreases totaling $87,539 consisting of primarily insurance, travel and outside computer services.

         (iv) Decreases in warehousing expenses offset the above increases by $174,017 which was consisted of reductions in payroll and related costs of $219,408, lower packaging and warehouse expenses totaling $62,359 which were offset by increased rent paid to store the additional inventory carried forward from fiscal 2003 of $86,302, and other increases totaling $21,449 which was primarily additional repairs and maintenance.

OTHER EXPENSES

         Net other expenses were $655,079 for the quarter ended December 31, 2003 compared with net expenses of $79,076 at December 31, 2002. Our interest expense increase significantly to $687,178 in the quarter ended December 31, 2003 compared to interest expense of $117,704 in the quarter ended December 31, 2002. Our increased interest expense was due to the increased use of our credit facility at a higher interest rate than the prior year and the amortization of deferred fees and discounts associated with our convertible debentures.

INCOME TAXES

         Significant management judgment is required in developing the Company's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2003, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it is not more likely than not that the deferred taxes will be realized. For the three months ended December 31, 2003, the Company recorded a tax provision of $2.2 million. This occurred because the valuation allowance established against the deferred tax asset exceeded the amount of the benefit created from carrying back a portion of the current period losses. The carry-back of the losses from the current period resulted in an income tax receivable of $1.2 million, which is included in prepaid and other current assets in the accompanying balance sheets. The Company has now exhausted its ability to carry back any further losses and therefore will not be able to recognize tax benefits on future losses including its expected fourth quarter loss.

         The Company's wholly-owned subsidiary, has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the Subsidiary level. Although the governing body has reached no decision to date, the U.S. parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision in fiscal 2004, 2003, 2002, and 2001. For the nine months ended December 31, 2003, a provision of $424,763 was recorded at the Hong Kong statutory rate of 17.5%. Current Hong Kong taxes payable on the earnings of the Company's Hong Kong subsidiary totaled $2.9 million at December 31, 2003.

         The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET LOSS (EARNINGS)

         As a result of the forgoing, our net loss for the three months ended December 31, 2003 was $10,450,601 as compared with net income of $3,320,527 for the three months ended December 31, 2002.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2002

NET SALES

         Net sales for the nine months ended December 31, 2003 decreased 16.9% to $68,053,739 as compared to $81,915,443 for the nine months ended December 31, 2002. Sales to International customers increased $14.6 million over the same period in the prior year, as sales in the United States decreased $33.7 million. New customers and increased purchases by existing customers contributed to the increase in the European market. Our sales in the United States decreased primarily because of the increased competition in this market. Approximately $5.6 million of this decrease is from the music sector of our business. We lost one significant customer and had reduced sales in two other major retailers. A portion of the decreased sales in the United States can be attributed to advertising allowances accrued for customers. Advertising allowances consist of co-operative advertising, marketing development funds and specific advertising. These allowances are variable and are negotiated every year and since there is no separate and identifiable benefit to the company, such amounts are recorded as a reduction of sales.

GROSS PROFIT

         Gross profit for the nine months ended December 31, 2003 was $2,596,449 or 3.8% of sales as compared to $17,760,348 or 21.7% of sales for the nine months ended December 31, 2002.

         The decrease in gross profit during the nine months ended December 31, 2003 is a result of:

         -        Competitive pricing pressure on machine pricing

         -        Sales of excess inventory at significantly reduces prices

         -        A 31% decline in the sales of higher margin music

         - A reserve against the value of inventory on hand at December 31, in the amount of $4,998,126 for our anticipated recovery value

         -        An impairment charge for tools in the amount of $508,480

         - Increased sales from International SMC to international and domestic customers. These sales usually carry lower gross margins, as the customer pays for the ocean freight and clearance of the goods.

         - Increased expense of the guaranteed minimum royalty on our MTV license of $998,000.

Even though we have taken a reserve that we believe is sufficient to cover any losses against the value of inventory, there can be no assurance that we will be able to recover its remaining value through sales of the products. Any additional reduction that may be necessary may have a material impact in future periods. As we continue to reduce the amount of inventory in our warehouses, we anticipate gross margins to remain low.

OPERATING EXPENSES

         Operating Expenses increased over the same period in the prior year to $13.6 million from $11.5 million. The primary reasons for the increase in operating expenses are as follows:

         i)       Increases in total cash and stock compensation of $724,895

         ii) Increases in bad debt expense and at the wholly-owned Hong Kong subsidiary of $392,000

         iii) Increases with respect to the need to warehouse the excess inventory carried over from March 2003 totaling $492,119

         iv)      Increases paid to legal, accounting fees totaling $626,185

         v) Increased costs related to the amendments required to secure the financing from LaSalle and related consulting costs totaling $432,223

         vi) Increases in bad debts for the domestic operations attributable to the KB Toys and FAO bankruptcy filings of $263,289

         vii) Increase in charitable contributions, insurance and fixing fees associated with the production of music and customer service totaling $304,134

         viii) Offset by a decrease to direct advertising $697,119 and decreases in freight to customers of $452,092

OTHER EXPENSES

         Other expenses were $1,245,424 for the nine months ended December 31, 2003 compared to net other expenses of $20,006 at December 31, 2002. Our interest expense increased by $965,944 during the nine months ended December 31, 2003 compared to interest expense in the same period of the prior year. Our interest expense increased due to the increased use of our credit facility at a higher interest rate than the prior year, as well as the amortization of deferred expenses associated with the convertible debentures. The remaining $259,474 is attributable to other miscellaneous expenses such as exchange differences.

INCOME TAXES

         Significant management judgment is required in developing the Company's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2003, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it is not more likely than not that the deferred taxes will be realized. For the nine months ended December 31, 2003, the Company recorded a tax provision of $1.2 million. This occurred because the valuation allowance established against the deferred tax asset exceeded the amount of the benefit created from carrying back a portion of the current period losses. The carry-back of the losses from the current period resulted in an income tax receivable of $1.2 million, which is included in prepaid and other current assets in the accompanying balance sheets. The Company has now exhausted its ability to carry back any further losses and therefore will not be able to recognize tax benefits on future losses including its expected fourth quarter loss.

         The Company's wholly-owned subsidiary, has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the Subsidiary level. Although the governing body has reached no decision to date, the U.S. parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision in fiscal 2004, 2003, 2002, and 2001. For the nine months ended December 31, 2003, a provision of $424,763 was recorded at the Hong Kong statutory rate of 17.5%. Current Hong Kong taxes payable on the earnings of the Company's Hong Kong subsidiary totaled $2.9 million at December 31, 2003.

         The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET LOSS (EARNINGS)

         As a result of the forgoing, our net loss for the nine months ended December 31, 2003 was $13,424,622 compared with net income of $5,957,136 for the nine months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had cash on hand of $235,958 and a bank overdraft of $85,236 compared to cash on hand of $268,265 and a bank overdraft of $316,646 at March 31, 2003. Our current assets consist predominantly of accounts receivable and inventory. Our accounts receivable increased to $14,729,176 for the nine months ended December 31, 2003 due to the amount of sales that occurred in November and December, as well as some customer terms which exceed 45 days.

         Our inventory has been steadily decreasing since March 31, 2003, as we are shipping goods to our customers. As of December 31, 2003, we had $8 million in inventory, net of a provision for loss of $6,195,197 compared to $25 million as of March 31, 2003.

         Our current liabilities decreased to $18,911,314 as of December 31, 2003, compared to $21,249,930 at March 31, 2003. Current liabilities consist of accounts payable of $5,329,648, accrued expenses of $2,587,567, accrual for income taxes of $2,872,509, subordinated debt of $1 million, bank overdraft of $85,136 and the revolving credit facilities of $7,109,622.

         Approximately $2.7 million or 51% of our accounts payable are due to two factories in China. This amount is aged beyond the terms originally set by the factories.. We have been in contact with these factories regarding these amounts and they have not pursued any means of collection. We intend to enter into payment plans with these factories, but cannot ensure that this will occur. If these factories pursue any claims against us, it could have a material effect on our operations. The remainder of accounts payable of $2.6 million are within terms set by our vendors.

         During fiscal 2003, we had a credit facility with LaSalle Business Credit, LLC. Under this agreement, LaSalle advanced up funds to us based on our eligible accounts receivable and inventory. The loan was secured by a first lien on all of present and future assets, except specific tooling located in China. During fiscal 2004, the maximum amount that we were permitted to borrow under the credit facility was $7.5 million.

         Because we had minimal liquidity and had defaulted under our credit agreement with LaSalle, we received a going concern paragraph from our independent certified public accountants for our audited financial statements for fiscal 2003. On March 14, 2003, we were notified by LaSalle that we were in violation of the tangible net worth covenant in our credit facility and were declared in default. LaSalle amended the credit facility on August 19, 2003 in a fourteenth amendment, which extended the loan until March 31, 2004 and the condition of default was waived. On December 31, 2003, we violated the tangible net worth requirement and working capital requirement of our credit facility.

         On January 31, 2004, we paid this loan in full, terminated this credit facility and LaSalle released its security interest in our assets.

         On February 9, 2004, we executed a factoring agreement with Milberg Factors, Inc. Pursuant to the agreement, Milberg, at its discretion, will advance the Company the lesser of 80% of our accounts receivable or $3.5 million. All receivables submitted to Milberg are subject to a fee equal to 0.8% of the gross invoice value. The average monthly balance of the line will incur interest at a rate of prime plus .75%. Other terms of the agreement include minimum fees of $200,000 per calendar year, $7.5 million tangible net worth and $7.5 million working capital. To secure these advances, Milberg received a security interest in all of our accounts receivable and inventory located in the United States and a pledge of 66 2/3% of the stock in International SMC (HK) Ltd, our wholly-owned subsidiary. This agreement is effective for an initial term of two years, with successive automatic renewals unless either party gives notice of termination.

         Although this credit line is not equivalent to our previous lines, we believe that advances under this credit facility, as well as collection of our outstanding accounts receivable, will allow us enough available cash flow to continue operations until August 2004 and prepare for the upcoming fiscal year. We have been receiving collections of accounts receivable since the termination of our LaSalle agreement, which have served as working capital and enabled us to pay our obligations.

         In order to further increase our liquidity, we are selling our excess inventory and reducing our cost structure. As of February 11, 2004, we have orders on hand of about $2.5 million and had already shipped over $1.0 million, which is ahead of our projected target for most of the old inventory. Our goal is to sell $3 to $4 million of old inventory by March 31, 2004. However, we can not provide you with any assurances that we will be able to sell this inventory.

We have taken several steps to decrease our costs. Since June 2003, we have had two rounds of lay-offs at our company. In January 2004, our senior executive officers agreed to take 20% salary reductions and other employees also agreed to salary reductions. Additionally, we have also subleased some of our warehouse space in California and Florida and hope to sublease out more. As our plans are put into place we should see reductions of our overhead expenses by more than 20% of last years amounts.

         We do not intend to enter into any additional material commitments for the Company in the near future. We will be incurring only normal course of business expenses such as: rent, utilities, salaries and related expenses, accounting, legal, bank charges, interest, office supplies, and other expenses that may become necessary as they relate to repairs and maintenance of our leased facilities and computer equipment. We will also incur expenses for any outstanding operating leases that are currently in place (see commitment table below).

         We intend to finance our business in fiscal 2005 through:

         (i) Continued support from our Chinese factories in financing our purchases and entering into agreements for payment of old receivables;

         (ii)     Selling the remainder of our inventory on hand;

         (iii)    Continuing to reduce costs;

         (iv)     Using our credit facility with Milberg Factors; and

         (v) Utilizing credit facilities that are available to our wholly-owned subsidiary to finance all direct shipments.

         In order to reduce the need to maintain inventory in United States locations in fiscal 2005, we intend to generate a larger share of our total sales through FOB sales from our wholly-owned subsidiary. These sales are shipped directly to our customers from the ports in China and are primarily backed by letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for their shipment, duty, clearance and freight charges to their locations. We will also assist our customers in the forecasting and management of their inventories of our product.

         If we need additional financing during our peak selling season, we intend to approach Milberg. If Milberg is not willing to provide us with additional financing, we will need to seek additional capital from other sources. However, we can not assure that we will be able to obtain additional financing or that the terms will be acceptable to us. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and continue to operate.

Debt and Contractual Obligations

         Our commitments for debt and other contractual arrangements are summarized as follows:

                                                                             Years ending March 31,
                                                       -------------------------------------------------------------------
                                            Total          2004          2005          2006          2007         2008
                                        -------------- -------------- ------------ -------------- ------------ -----------
Merchandise License Guarantee              $1,595,000     $1,395,000     $150,000        $50,000           --          --
Property Leases                            $3,638,771     $1,330,158     $924,338       $517,071     $495,545    $371,659
Equipment Leases                              $86,016        $46,525      $19,965        $10,322       $7,969      $1,235
Revolving Credit Facilities                $7,115,114     $7,115,114           --             --           --          --
Convertible Debentures                     $4,000,000             --           --     $4,000,000           --          --

         Merchandise license guarantee reflects amounts that we are obligated to pay as guaranteed royalties under our various license agreements. In fiscal 2003, we had guaranteed minimum royalty payments under our license agreements with MTV Networks, Nickelodeon, Hard Rock Academy and Motown (Universal Music). In fiscal 2004, we have guaranteed minimum royalty payments under the license agreement with MTV and Motown (Universal Music).

         We have leases for property in Rancho Dominguez and Compton California, as well as in Coconut Creek, Florida. We have equipment leases for forklifts and copy machines. Our revolving credit facility represents our credit facility with LaSalle Business Credit, LLC, which was terminated as of January 31, 2004.

         On September 8, 2003, we issued an aggregate of $4,000,000 of 8% convertible debentures in a private offering to six accredited investors. The debentures initially are convertible into 1,038,962 shares of common stock at $3.85 per share, subject to adjustment in certain situations. We also issued an aggregate of 457,143 warrants to the investors. The exercise price of the warrants is $4.025 per share and the warrants expire on September 7, 2006. We have an obligation to register the shares of common stock underlying the debenture and warrants and filed a registration statement on Form S-1 to register the shares on October 9, 2003.

         Effective as of February 9, 2004, we amended the convertible debenture agreements to increase the interest rate to 8.5% per annum effective as of February 9, 2004, and grants warrants to purchase an aggregate of 30,000 shares of the Company's common stock to the debenture holders on a pro-rata basis. These concessions were in consideration of the debenture holder's agreements to
(i)enter into new subordination agreements with the Company's new lender, Milberg Factors, (ii) to waive all liquidated damages due under the convertible debentures and related transaction documents through July 1, 2004 and (iii) to extend the effective date of the Form S-1 registration statement until July 1, 2004. The new warrants have an exercise price equal to $1.52 per share, the fair market value of the Company's common stock on February 9, 2004, the date of the grant.

Sources and uses of Cash

         Cash flows used in operating activities were $4,998,092 for the nine months ended December 31, 2003. Cash flows were used in operating activities primarily due to increases in accounts receivable in the amount of $9.4 million, decreases in accounts payable of $3.2 million and decreases in existing inventory of $12.2 million, as well as the loss for the period and other non-cash expenses such as the tooling impairment and provision for inventory losses.

         Cash used in investing activities for the nine months ended December 31, 2003 was $434,065. Cash used in investing activities resulted from the purchase of fixed assets in the amount of $434,065. The purchase of fixed assets consists of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over three years.

         Cash flows provided by financing activities were $5,399,851 for the nine months ended December 31, 2003. This consisted of proceeds from the exercise of options in the amount of $981,972. We also issued convertible debentures with detachable stock purchase warrants. This transaction resulted in a gross increase in cash of $4 million. We received subordinated debt from related parties of $1 million in July of 2003 and paid $400,000 to a director who had previously loaned money to our Company on a short term basis. The remainder of cash provided from financing activities was provided by net repayments on the credit line at LaSalle National Bank in the amount of $4,308,438 and borrowings on the credit lines in Hong Kong in the amount of $4,640,728 to fund ongoing operations.

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

SEASONAL AND QUARTERLY RESULTS

         Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 85% of net sales in fiscal 2003, 81% of net sales in fiscal 2002 and 75% of net sales in fiscal 2001.

         Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

INFLATION

         Inflation has not had a significant impact on our operations. We have historically passed any price increases on to its customers since prices charged by us are generally not fixed by long-term contracts.

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our management believes that a high degree of judgment or complexity is involved in the following areas:

         Reserves on Inventories. We establish a reserve on inventory based on the expected net realizable value of inventory on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews our investment in inventories for such declines in value.

         Income Taxes. Significant management judgment is required in developing the Company's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2003, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it is not more likely than not that the deferred taxes will be realized. For the nine months ended December 31, 2003, the Company recorded a tax provision of $1.2 million. This occurred because the valuation allowance established against the deferred tax asset exceeded the amount of the benefit created from carrying back a portion of the current period losses. The carry-back of the losses from the current period resulted in an income tax receivable of $1.2 million, which is included in prepaid and other current assets in the accompanying balance sheets. The Company has now exhausted its ability to carry back any further losses and therefore will not be able to recognize tax benefits on future losses including its expected fourth quarter loss.

         The Company's wholly-owned subsidiary, has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the Subsidiary level. Although the governing body has reached no decision to date, the U.S. parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision in fiscal 2004, 2003, 2002, and 2001. For the nine months ended December 31, 2003, a provision of $424,763 was recorded at the Hong Kong statutory rate of 17.5%. Current Hong Kong taxes payable on the earnings of the Company's Hong Kong subsidiary totaled $2.9 million at December 31, 2003.

         The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

         Collectibility of Accounts Receivable. Our allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical experience, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to our Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

         Other Estimates. We make other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

RISKS RELATED TO THE COMPANY'S BUSINESS AND OPERATIONS

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS

         As of February 13, 2004, our cash on hand is limited. During the next three months, we plan on financing our working capital needs from the collection of accounts receivable and using the funds that are advanced to us by Milberg under our factoring agreement. We also plan on selling our remaining inventory on hand. If these sources do not provide us with adequate financing, we may try to seek financing from a third party; however, we will have to obtain consent from Mlberg prior to obtaining any other financing. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to run our business. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some liquidation or reorganization proceeding.

WE MAY BE DEEMED TO INSOLVENT AND WE MAY GO OUT OF BUSINESS

         As of February 9, 2004, our cash position is limited. We are not able to pay all of our creditors on a timely basis. We are not current on approximately $2.7 million of outstanding accounts payable, which represents accounts payable to factories in China. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent and we may go out of business.

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR THE FISCAL YEAR ENDED MARCH 31, 2003-

         We received a report dated June 24, 2003 (except for Note 9, as to which the date is July 8, 2003 and Note 15, as to which the date is July 10,
2003) from our independent certified public accountants covering the consolidated financial statements for our fiscal year ended March 31, 2003 that included an explanatory paragraph which stated that the financial statements were prepared assuming the Company would continue as a going concern. This report stated that a then-existing default under our credit agreement with LaSalle Business Credit raised substantial doubt about our ability to continue as a going concern.

         We paid our loan with LaSalle in full effective as of January 31, 2004 and terminated the agreement. We will replaced the LaSalle credit facility by entering into a factoring agreement with Milberg Factors, Inc., effective as of February 9, 2004. Pursuant to the agreement, Milberg, at its discretion, will advance the Company with the lesser of 80% of our eligible accounts receivable or $3.5 million. We do not know if this factoring agreement will provide us with sufficient capital. If the agreement with Milberg does not provide sufficient capital or that we are unable to obtain additional financing, we may have a liquidity problem and this would affect our ability to continue our business operations.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PROFITABILITY AND CASH FLOW

         We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2003, 2002 and 2001 were approximately 67%, 77% and 87% respectively. In fiscal 2003, three major customers accounted for 21%, 17% and 15% of our net sales. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues, profitability and cash flow.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY

         In February 2002, one of our largest customers, Best Buy returned approximately $2.75 million in karaoke products to us that it had not been able to sell during the Christmas season. Best Buy kept this inventory in its retail stores, but converted the sales to consignment sales. Although we were not contractually obligated to accept this return of the karaoke products, we did this because we valued our relationship with Best Buy. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTIONS, FINANCIAL INCENTIVES AND OTHER RISKS THAT FORCE US TO BEAR THE RISKS AND COSTS OF CARRYING INVENTORY, AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY

         Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the nine months ended December 31, 2003, our sales to customers in the United States decreased because of increased competition and the increased amount of inventory that we had on hand, which was sole near or below cost. We are also subject to the risk that our customers might demand certain financial incentives, such as large advertising or cooperative advertising allowances, which effectively reduce our selling prices. Additionally, many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT THE TREND TO CONTINUE

         Over the past year, our gross profit margins have decreased. In the nine months ended December 31, 2003, our gross profit margin was 4.6% compared to 21.7% in the nine months ended December 31, 2002 and for the three months ended December 31, 2003 and 2002, our gross margin was (9.1%) and 19.8%, respectively. This decline resulted from price competition and a shift in customer orders from our parent company in the United States to our Hong Kong subsidiary, International SMC. International SMC delivers our karaoke products to customers directly from our manufacturer's factories in China and therefore does not provide logistics, handling, warehousing and just in time inventory support, which services are provided by our parent company in the United States. Accordingly, the average sales price per unit realized by International SMC is significantly lower than that of our parent company in the United States. We expect further price competition and a continuing shift of sales volume to International SMC. Accordingly, we expect that our gross profit margin will decrease in fiscal 2004.

OUR SENIOR CORPORATE MANAGEMENT TEAM IS NEW TO THE SINGING MACHINE AND IS REQUIRED TO DEVOTE SIGNIFICANT ATTENTION TO OUR FINANCING AGREEMENTS AND SETTLING OUR CLASS ACTION LAWSUITS.

         Beginning on May 2, 2003, through the present date, we have had two Chief Executive Officers and a Chief Operating Officer resign. Additionally, four out of the five directors serving on our Board on May 2, 2003 have resigned since that date. We hired a new Chief Operating Officer, Yi Ping Chan on March 31, 2003 and appointed two new directors, Bernard Appel and Richard Ekstract, on October 31, 2003. We are in the process of searching for a new Chief Executive Officer. It will take some time for our new management and our new board of directors to learn about our business and to develop strong working relationships with each other and our employees. In particular, coordination between various divisions of our company have not been systematized and morale has suffered as a consequence. Our new senior corporate management's ability to complete this process has been and continues to be hindered by the time that it needs to devote to other pressing business matters. New management needs to spend significant time on restructuring our financing agreements and overseeing legal matters, such as our class action lawsuit. We cannot assure you that this major restructuring of our board of directors and senior management and the accompanying distractions, in this environment, will not adversely affect our results of operations.

THE SEC IS CONDUCTING AN INFORMAL INVESTIGATION OF THE COMPANY AND IF WE HAVE DONE SOMETHING ILLEGAL, WE WILL BE SUBJECT TO FINES, PENALTIES AND OTHER SANCTIONS BY THE SEC

         In August 2003, we were advised that the SEC had commenced an informal investigation of our company. It appears that the investigation is focused on the restatement of our financial statements in fiscal 2002 and 2001; however, the SEC may be reviewing other issues as well. If the SEC finds that our company has not fully complied with all applicable federal securities laws, we could be subject to fines, penalties and other sanctions imposed by the SEC.

WE ARE NAMED AS A DEFENDANT IN A CLASS ACTION LAWSUIT RELATING TO THE RESTATEMENT OF OUR FINANCIAL STATEMENTS FOR FISCAL 2002 AND FISCAL 2001, WHICH IF DETERMINED ADVERSELY TO US, COULD RESULT IN THE IMPOSITION OF DAMAGES AGAINST US AND HARM OUR BUSINESS AND FINANCIAL CONDITION

         We are named as a defendant in a class action lawsuit which arose from the restatement of our financial statements for fiscal 2002 and 2001. In this lawsuit, the plaintiffs allege that our executive officers and our company violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The plaintiffs seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that our officers falsely represented the Company's financial results during the relevant class periods. As of December 31, 2003, we had incurred approximately $125,000 of legal fees to defend the class action lawsuit and it has significantly diverted the attention of our management team. There can be no assurance that we will be able to settle this litigation on acceptable terms or obtain a favorable resolution in court if we do not settle this matter. If a significant monetary judgment is rendered against us, we are not certain that we will have the ability to pay such a judgment. Any losses resulting from these claims could adversely affect our profitability and cash flow.

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUT MTV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY

         Our license with MTV Networks is important to our business. We generated $30,884,344 or 32.3% of our net sales from products sold under the MTV license in fiscal 2003. During the nine months ended December 31, 2003, we generated only $8.3 million or 12.2% of our net sales under this MTV license agreement. Our MTV license was extended until April 30, 2004 with options for MTV to renew for two additional periods through December 31, 2004; however, MTV can terminate the license agreement for certain reasons over the course of the calendar year 2004. If we were to lose our MTV license, it would have an effect on our revenues and net income.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS

         Because of our reliance on manufacturers in Asia for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. As of December 31, 2003, we had $14.2 million in inventory against which a $6.2 million reserve has been taken.. We will attempt to liquidate this inventory over the next six months. However, if we are unable to sell this inventory, our revenues, cash flow and profitability will be reduced.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON

         Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 85.6% of net sales in fiscal 2003, 81% of net sales in fiscal 2002 and 75% of net sales in fiscal 2001. Our sales would be disproportionately adversely affected by terrorist attacks, military engagements or other extraordinary events that negatively affect the retail environment or consumer buying patterns.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED

         Our major competitors for karaoke machines and related products are Craig and Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's and video cassettes.

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW

         The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner, or at all. During the past twelve years, Edward Steele, our former Chief Executive Officer, oversaw new product development. Mr. Steele will be retiring from our company on February 28, 2004 and we have not yet identified a successor who will oversee new product development. To introduce products on a timely basis, we must:

         - accurately define and design new products to meet market needs;

         - design features that continue to differentiate our products from those of our competitors;

         - transition our products to new manufacturing process technologies;

         -        identify emerging technological trends in our target markets;

         - anticipate changes in end-user preferences with respect to our customers' products;

         - bring products to market on a timely basis at competitive prices; and

         - respond effectively to technological changes or product announcements by others.

We believe that we will need to continue to enhance our karaoke machines and develop new machines to keep pace with competitive and technological developments and to achieve market acceptance for our products.

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS' RECEIPT OF INVENTORY

         We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facilities in Compton and Rancho Dominguez, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents or otherwise prevent or delay our customers' receipt of inventory. If we our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

         We are dependent upon six factories in the People's Republic of China to manufacture all of our electronic products. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow.

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

CONSUMER DISCRETIONARY SPENDING MAY AFFECT KARAOKE PURCHASES AND IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES

         Our business and financial performance may be damaged more than most companies by adverse financial conditions affecting our business or by a general weakening of the economy. Purchases of karaoke machines and music are considered discretionary for consumers. Our success will therefore be influenced by a number of economic factors affecting discretionary and consumer spending, such as employment levels, business, interest rates, and taxation rates, all of which are not under our control. Adverse economic changes affecting these factors may restrict consumer spending and thereby adversely affect our sales growth and profitability.

WE MAY HAVE INFRINGED ON THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES

         Over the past two years, we have received notices from three music publishers who have alleged that we did not have the proper copyright licenses to sell certain songs included in our CD+G's. We have settled all of these copyright infringement issues with these publishers. If we discover that we do not have the proper copyright licenses for any other songs that are included in our CD+G's and cassettes, we will be subject to additional liability under the federal copyright laws, which could include settlements with the music publishers and payment of monetary damages.

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

         We believe that we independently developed the technology used in our electronic and audio software products and that it does not infringe on the proprietary rights, copyrights or trade secrets of others. However, we cannot assure you that we have not infringed on the proprietary rights of third parties or those third parties will not make infringement violation claims against us. During fiscal 2000, Tanashin Denki, Ltd., a Japanese company that holds a patent on a cassette tape drive mechanism alleged that some of our karaoke machines violated their patents. We settled the matters with Tanashin in December 1999. Subsequently in December 2002, Tanashin again alleged that some of our karaoke machines violated their patents. We entered into another settlement agreement with them in May 2003. In addition to Tanashin, we could receive infringement claims from other third parties. Any infringement claims may have a negative effect on our profitability and financial condition.

WE ARE EXPOSED TO THE CREDIT RISK OF OUR CUSTOMERS, WHO ARE EXPERIENCING FINANCIAL DIFFICULTIES, AND IF THESE CUSTOMERS ARE UNABLE TO PAY US, OUR REVENUES AND PROFITABILITY WILL BE REDUCED

         We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of February 4, 2004, we are aware of only two customers, FAO Schwarz and KB Toys, which are operating under the protection of bankruptcy laws. In fiscal 2003, FAO Schwarz and KB Toys represented less than 1% of our revenues and we expect that revenues from this account will be less than 2% of our revenues in fiscal 2004. Despite the difficulties experienced by retailers in recent years, we have not suffered significant credit losses to date. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTERS IN CALIFORNIA OR FLORIDA COULD IMPACT OUR ABILITY TO DELIVERY MERCHANDISE TO OUR STORES, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

         A significant amount of our merchandise is shipped to our customers from one of our three warehouses, which are located in Compton, California, Rancho Dominguez, California and Coconut Creek, Florida. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could substantially decrease our revenues and profitability.

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST

         During fiscal 2003, approximately 48% of our sales were domestic sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we couldn't get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT

         From December 1, 2002 through December 1, 2003, our common stock has traded between a high of $13.10 and a low of $2.15. During this period, we have restated our earnings, lost senior executives and Board members, had liquidity problems and defaulted on our line of credit with LaSalle. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE

         During the past year, a number of investors have held a short position in our common stock. Based on reports received from ViWes InvestInfo, the ratio for the number of shares short compared to the daily average volume in our stock as of the dates was as follows:

                            Shares          Average Daily
         Month*             Short           Volume                     Ratio
         ------             -----           ------                     -----

         8/03              437,590             53,721                   8.15
         7/03              423,623            167,066                   2.54
         6/03              600,440             68,480                   8.77
         5/03              606,841             30,280                  20.04
         4/03              584,510             27,359                  21.36
         3/03              584,185             22,195                  26.32

*Monthly data as of settlement on the 15th of each month.

The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS

         Our employment agreements with Yi Ping Chan, April Green, Jack Dromgold and John Dahl require us, under certain conditions, to make substantial severance payments to them if they resign after a change of control. As of September 30, 2003, Mr. Chan, Ms. Green, Mr. Dromgold and Mr. Dahl are entitled to severance payments of $250,000, $73,600, $135,000 and $75,000, respectively. These provisions could delay or impede a merger, tender offer or other transaction resulting in a change in control of the Company, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION

         As of December 31, 2003, there were outstanding stock options to purchase an aggregate of 1,120,120 shares of common stock at exercise prices ranging from $1.97 to $14.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $4.81 per share. As of December 31, 2003, there were outstanding immediately exercisable warrants to purchase an aggregate of 561,039 shares of our common stock. In addition, we have issued $4,000,000 of convertible debentures, which are initially convertible into an aggregate of 1,038,962 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

THE $4 MILLION PRIVATE PLACEMENT THAT WE CLOSED IN SEPTEMBER 2003 WILL AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE

         On September 8, 2003, we closed a private offering in which we issued $4 million of convertible debentures and stock purchase warrants to six institutional investors. As part of this investment, we agreed to several limitations on our corporate actions, some of which limit our ability to raise financing in the future. If we enter into any financing transactions during the one year period after the registration statement, of which this Prospectus is a part, is effective we need to offer the institutional investors the right to participate in such offering in an amount equal to the greater of (a) the principal amount of the debentures currently outstanding or (b) 50% of the financing offered to the outside investment group. For example, if we offer to sell $10 million worth of our securities to an outside investment group, the institutional investors will have the right to purchase up to $5 million of the offering. This right may affect our ability to attract other investors if we require external financing to remain in operations. Furthermore, for a period of 90 days after the effective date of the registration statement, we cannot sell any securities.

         Additionally, we can not:

         - sell any of our securities in any transactions where the exercise price is adjusted based on the trading price of our common stock at any time after the initial issuance of such securities.

         - sell any securities which grant investors the right to receive additional shares based on any future transaction on terms more favorable than those granted to the investor in the initial offering

         These limitations are in place until the earlier of February 20, 2006 or the date on which all the debentures are converted into equity.

IF WE SELL ANY OF OUR SECURITIES AT A PRICE LOWER THAN $3.85 PER SHARE, THE CONVERSION PRICE OF OUR DEBENTURES AT $3.85 PER SHARE WILL BE REDUCED AND THERE WILL BE ADDITIONAL DILUTION TO OUR SHAREHOLDERS

         Given that our common stock is trading at a price of $2.22 per share as of December 2, 2003, it is possible that we may need to sell additional securities for capital at a price lower than $3.85 per share. If we sell any securities at a price lower than $3.85 per share, the conversion price of our debentures currently set at $3.85 per share will be reduced and there will be more dilution to our shareholders if and when the debentures are converted into shares of our common stock. If we issue or sell any securities at a price less than $3.85 per share prior to September 8, 2004, the set price of the debentures will be reduced by an amount equal to 75% of the difference between the set price and the effective purchase price for the shares If such dilutive issuances occur after September 8, 2004 but before the earlier of February 20, 2006 or when all the debentures are converted into shares of our common stock, the set price will be reduced by an amount equal to 50% of the difference between the set price and effective purchase price of such shares. So, if we sold 1 million shares of our common stock on December 1, 2003 for a price of $2.85 per share, the set price of the debentures would be reduced by $1.22 to $2.63 and the aggregate number of shares of our common stock that would be issued upon conversion of the debentures would be increased from 1,038,963 shares to 3,278,689 shares.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE

         As of December 31, 2003, there were 8,756,318 shares of our common stock outstanding. Of these shares, approximately 5,954,796 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to registering the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1, of which this Prospectus is a part, was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 shares of common stock. As of December 31, 2003, we had 8,756,318 shares of common stock issued and outstanding and an aggregate of 1,580,439 shares issuable under our outstanding options and warrants. We also have an obligation to issue up to 1,038,962 shares upon conversion of our debentures and have reserved 207,791 additional shares for interest payment on the debentures. As such, our Board of Directors has the power, without stockholder approval, to issue up to 7,423,561 shares of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2003, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK:

         Our exposure to market risk resulting from changes in interest rates relates primarily to debt under our credit facility with LaSalle. Under our credit facility, our interest rate is LaSalle's prime rate plus 2.5% per annum ("current interest rate"). As of December 31, 2003, our outstanding balance under our credit facility was $2,474,386 and we are accruing interest at the prime plus 2.5% per annum. This loan was paid in full on January 30, 2004. We do not believe that near-term changes in the interest rates, if any, will result in a material effect on our future earnings, fair values or cash flows. On September 8, 2003, we issued convertible notes in the amount of $4 million with a fixed interest rate of 8% per annum.

FOREIGN CURRENCY RISK:

         We have a wholly-owned subsidiary in Hong Kong. Sales by these operations made on a FOB China or Hong Kong basis are dominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar.

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

         A second shareholder derivative suit was filed in October 2003, which makes generally the same allegations. The second derivative suit has not been served on the Company or on any of its current or former officers and directors. This suit has been transferred to the same judge to whom the Shareholder Action has been assigned and has likewise been consolidated into the Shareholder Action.

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

         In September 2003, we had a disagreement with AG Edwards & Sons, Inc.("AG Edwards") regarding the compensation that was payable to them under our investment banking agreement with them. We have entered into a settlement agreement with AG Edwards, whereby we agreed to pay $181,067 over a six month period and to issue them 40,151 shares of stock. These shares will be registered by the form S-1 currently under amendment.

ITEM 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c) On December 19, 2003, we issued an aggregate of 221,920 options to our employees, as consideration for services they had rendered to us. We issued these options to our employees in reliance upon Section 4(2) of the Securities Act, because our employees were knowledgeable, sophisticated and had access to comprehensive information about us.

         NAME                   NUMBER OF OPTIONS  EXERCISE PRICE
         ----                   -----------------  --------------

         Frank Abell                  1,320          $   1.97
         Josef Bauer                  2,740          $   1.97
         Dan Becherer                 4,910          $   1.97
         Almina Brady-Dykes           1,320          $   1.97
         Pam Broyles                    500          $   1.97
         Elizabeth Canela               660          $   1.97
         Yi Ping Chan                52,800          $   1.97
         Belinda Cheung                 110          $   1.97
         Jeffrey Chiu                   220          $   1.97
         Brian Cino                     660          $   1.97
         John Dahl                   50,000          $   1.97
         April Green                  4,380          $   1.97
         Alicia Haskamp              24,600          $   1.97
         Jeff Ho                      5,000          $   1.97
         Michelle Ho                  5,660          $   1.97
         Wilson Ho                      220          $   1.97
         Irene Ko                       660          $   1.97
         Rose Labadessa               5,000          $   1.97
         Bill Lau                     5,990          $   1.97
         Doral Lee                    5,660          $   1.97
         Nataly Lessard               1,320          $   1.97
         Marian McElligott            3,290          $   1.97
         Alyssa Malamud               1,000          $   1.97
         Bernardo Melo                4,000          $   1.97
         Rick Ng                        110          $   1.97
         Dennis Norden                8,000          $   1.97
         Cathy Novello                  880          $   1.97
         Jennifer O'Kuhn                440          $   1.97
         Jorge Otaegui                  440          $   1.97
         John Petko                   1,500          $   1.97
         Terri Phillips                 660          $   1.97
         Melody Rawski                1,100          $   1.97
         Evelyn Romero                  500          $   1.97
         Kristi Ronyak                1,000          $   1.97
         Rafael Ros                   1,200          $   1.97
         Stacy Sethman                1,100          $   1.97
         Edward Steele               10,000          $   1.97
         John Steele                 12,200          $   1.97
         Nicolas Venegas                440          $   1.97
         Ho Man Yeung                   110          $   1.97
         Yen Yu                         220          $   1.97


On November 20, 2003, 40,151 shares of stock were issued to AG Edwards in settlement of a disagreement on the terms of an investment banking agreement. This stock was valued at $89,354, its market price on the date of grant. We issued these shares to the AG Edwards & Sons, Inc. in reliance upon Section 4(2) of the Securities Act, because it was knowledgeable, sophisticated and had access to comprehensive information about us.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO. DESCRIPTION
----------- --------------------------------------------------------------------

10.1 Factoring Agreement dated February 9, 2004 between Milberg Factors, Inc. and the Company.*
10.2 Security Agreement for Goods and Chattels dated February 9, 2004 between Milberg Factors, Inc. and the Company.*
10.3 Security Agreement for Inventory dated February 9, 2004 between Milberg Factors, Inc. and the Company.*
10.4 Second Amendment to the Transaction Documents dated February 9, 2004 between Omicron Master Trust, SF Capital Partners, Ltd, Bristol Investment Fund, Ltd., Ascend Offshore Fund, ltd., Ascend Partners, LP, Ascend Partners Sapient L.P. and the Company.*
10.5 Amendment to Domestic Licensing Agreement dated November 15, 2002 between the Company and MTV Networks, a division of Viacom International, Inc.*
10.6 Fifth Amendment to Domestic Licensing Agreement dated December 23, 2003 between the Company and MTV Networks, a division of Viacom International, Inc. (portions of this Exhibit 10.6 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).*
10.7 Sales Agreement effective as of December 9, 2003 between the Company and CPP Belwin, Inc. and its affiliates (portions of this Exhibit
            10.7 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).*
31.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.*
32.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.*
_________
*Filed herewith

(B) REPORTS ON FORM 8-K

During the three months ended December 31, 2003, we filed one Form 8-K. On November 7, 2003, we filed a Form 8-K announcing our financial results for the six months ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        THE SINGING MACHINE COMPANY, INC.

                             DATED FEBRUARY 17, 2004





                    By: /s/ April J. Green
                    -------------------------------------------
                    April J. Green
                    Chief Financial Officer
                    (On behalf of Registrant and
                    Chief Accounting Officer)



                             DATED FEBRUARY 17, 2004





                    By: /s/ Yi Ping Chan
                    -------------------------------------------
                    Yi Ping Chan
                    Chief Executive Officer
                    (On behalf of Registrant and
                    Principal Executive Officer)

                                    EXHIBITS


EXHIBIT NO. DESCRIPTION
----------- -----------

10.1 Factoring Agreement dated February 9, 2004 between Milberg Factors, Inc. and the Company.
10.2 Security Agreement for Goods and Chattels dated February 9, 2004 between Milberg Factors, Inc. and the Company.
10.3 Security Agreement for Inventory dated February 9, 2004 between Milberg Factors, Inc. and the Company.
10.4 Second Amendment to the Transaction Documents dated February 9, 2004 between Omicron Master Trust, SF Capital Partners, Ltd, Bristol Investment Fund, Ltd., Ascend Offshore Fund, ltd., Ascend Partners, LP, Ascend Partners Sapient L.P. and the Company.
10.5 Amendment to Domestic Licensing Agreement dated November 15, 2002 between the Company and MTV Networks, a division of Viacom International, Inc.
10.6 Fifth Amendment to Domestic Licensing Agreement dated December 23, 2003 between the Company and MTV Networks, a division of Viacom International, Inc. (portions of this Exhibit 10.6 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).
10.7 Sales Agreement effective as of December 9, 2003 between the Company and CPP Belwin, Inc. and its affiliates (portions of this Exhibit
            10.7 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).
31.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.
32.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.