Form 10-Q/A
period 2001-12-31
SINGING MACHINE CO INC
filed 2004-03-19
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A


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


                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 on Form 10-QSB/A filed by The Singing Machine Company, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001.

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended December 31, 2001 to include a provision for income tax expense relating to International SMC
(HK) Limited, our Hong Kong subsidiary. In the Form 10-QSB that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended December 31, 2001. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

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

The net effect of the above two adjustments is to decrease net income by $1,286,119 for the quarter ended December 31, 2001 and $1,874,741 for the nine months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.41 and $0.36, respectively for the nine months ended December 31, 2001, and decrease net income per share basic and diluted by $0.26 and $0.23, respectively for the quarter ended December 31, 2001.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                ------------------------------------------------





                                      INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:
                                                                        Page No.
                                                                        --------


         Consolidated Balance Sheets - December 31, 2001 (Unaudited)
         and March 31, 2001 ..............................................  4

         Consolidated Statement of Operations - Three and nine months ended December 31, 2001 and 2000 (Unaudited) ....................  5

         Consolidated Statement of Cash Flows - Nine months ended
         December 31, 2001 and 2000 (Unaudited) ..........................  6

         Notes to Consolidated Financial Statements ......................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 10


PART II.                   OTHER INFORMATION


Item 1.  Legal Proceedings ............................................... 19

Item 2.  Changes in Securities ........................................... 19

Item 3.  Defaults Upon Senior Securities ................................. 20

Item 4.  Submission of Matters to a Vote of Security Holders ............. 20

Item 5.  Other Information ............................................... 20

Item 6.  Exhibits and Reports on Form 8-K ................................ 20

SIGNATURES ............................................................... 21

EXHIBITS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                               December 31,     March 31,
                                                  2001            2001
                                               -----------     ------------
                                               (unaudited)
                                               (restated)       (restated)

                   ASSETS
CURRENT ASSETS:
  Cash                                         $ 1,916,705     $  1,016,221
  Accounts Receivable,
     net of allowance of $9,812                 27,059,905          955,652
  Due from Factor                                       --          933,407
  Due from Vendor                                       --          699,096
  Inventories                                    6,713,553        4,813,461
  Interest Receivable                                   --            7,425
  Prepaid Expenses and
    Other Current Assets                           479,498          598,487
                                               -----------     ------------
         TOTAL CURRENT ASSETS                   36,169,660        9,023,749
PROPERTY AND EQUIPMENT, NET                        648,280          263,791
OTHER ASSETS:
  Deposit for Credit Line                          256,807               --
  Due from related party                                --            7,692
  Due from officers                                     --          110,000
  Investment in/advances to
    Unconsolidated Subsidiary                      100,028          374,730
  Reorganization Intangible - net                  134,749          277,047
  Deferred tax asset                               526,247          452,673
                                               -----------     ------------
         TOTAL ASSETS                          $37,835,772     $ 10,509,682
                                               ===========     ============


    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts Payable                               7,049,514          821,684
  Accrued Expenses                               4,230,376          746,017
  Income taxes payable                           2,343,165          491,744
  Loan Payable                                   7,567,111               --
  Notes Payable                                         --               --
  Due to related party                             673,113               --

                                               -----------     ------------

         TOTAL CURRENT LIABILITIES              21,863,279        2,059,445

                                               -----------     ------------
STOCKHOLDERS' EQUITY:
Preferred Stock, $1.00 par value;
  1,000,000 shares authorized,
  no shares issued and outstanding                      --               --
Common Stock, Class A, $.01 par value;
  100,000 authorized,
  no shares issued and outstanding                      --               --
Common Stock, $.01 par value;
  18,900,000 shares authorized;

  5,041,320 and 4,359,120 shares
  issued and outstanding, respectively              50,414           43,590
Additional Paid In Capital                       4,274,033        3,324,779
Deferred Guarantee Fees                                 --         (171,472)
Retained Earnings                               11,648,046        5,253,340

                                               -----------     ------------

         TOTAL STOCKHOLDERS' EQUITY             15,972,493        8,450,237

                                               -----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $37,835,772     $ 10,509,682
                                               ===========     ============

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                  Nine Months Ended
                                           ------------------------------      ------------------------------
                                           December 31,      December 31,       December 31,     December 31,
                                               2001              2000              2001              2000
                                           ------------      ------------      ------------      ------------

                                            (restated)                          (restated)

NET SALES                                  $ 34,158,513      $ 13,863,790      $ 55,431,595      $ 30,768,186

COST OF SALES                                22,719,929         9,173,854        36,821,615        21,254,423
                                           ------------      ------------      ------------      ------------
GROSS PROFIT                                 11,438,583         4,689,936        18,609,980         9,513,763

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     5,422,298         2,259,606        10,415,804         4,806,054
                                           ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                        6,016,286         2,430,330         8,194,176         4,707,709

OTHER INCOME (EXPENSES):
  Other income                                   53,600            10,268           195,741            14,214
  Interest expense                             (104,877)         (201,294)         (143,034)         (404,486)
  Interest income                                17,471             6,594            40,391            41,809
  Factoring fees                                     --          (144,245)              173          (212,743)
                                           ------------      ------------      ------------      ------------
           NET OTHER EXPENSES                   (33,806)         (328,677)           93,271          (561,206)

INCOME BEFORE INCOME TAX EXPENSE              5,982,480         2,101,653         8,287,447         4,146,503


INCOME TAX EXPENSE                            1,292,119           371,522         1,892,741           760,038

NET INCOME                                 $  4,690,361      $  1,730,131      $  6,394,706      $  3,386,465

                                           ============      ============      ============      ============
NET INCOME PER COMMON SHARE

           Basic                           $       0.96      $       0.40      $       1.39      $       0.81

                                           ============      ============      ============      ============

           Diluted                         $       0.82      $       0.34      $       1.20      $       0.69

                                           ============      ============      ============      ============
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
           Basic                              4,890,505         4,360,772         4,600,612         4,190,480
           Diluted                            5,710,737         5,124,436         5,310,051         4,906,869

See accompanying notes to financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Nine Months Ended
                                                         -----------------------------
                                                         December 31,      December 31,
                                                             2001              2000
                                                         ------------      -----------
                                                          (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $  6,394,706      $ 3,386,465

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
  Depreciation and amortization                               278,058           63,603
  Stock based expenses                                        171,472          171,472
  Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                     (26,104,253)      (4,236,963)
  Due to(from) related party/vendor                         1,372,209          394,706
  Inventory                                                (1,900,092)      (1,076,428)
  Prepaid expenses and other assets                           118,989         (270,560)
  Increase (decrease) in:

  Accounts payable and accrued expenses                     9,712,189        3,586,190
  Income taxes payable                                      1,851,421               --

                                                         ------------      -----------
 Net Cash Provided by (Used in) Operating Activities       (8,105,301)       2,018,485
                                                         ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (593,823)        (255,007)
  Proceeds from factor                                        933,407       (2,510,158)
  Proceeds from Officer                                       117,425               --
  Deposit for Credit line                                    (256,807)              --
  Investment/Advances in unconsolidated subsidiary            274,702               --
  Due from related parties                                      7,692           (5,559)
                                                         ------------      -----------
 Net Cash Provided by (Used in) Investing Activities          482,596       (2,770,724)
                                                         ------------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock & exercise of warrants and options                   956,078          580,645
  Line of credit net proceeds                               7,567,111               --
  Net proceeds from notes payable                                  --          203,930
                                                         ------------      -----------
 Net Cash Provided by (Used in) Financing Activities        8,523,189          784,575
                                                         ------------      -----------
Increase in cash and cash equivalents                         900,484           32,336

Cash and cash equivalents  - beginning of period            1,016,221          378,848
                                                         ------------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $  1,916,705      $   411,184
                                                         ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                 $    143,034      $   404,486
                                                         ============      ===========
  Cash paid during the year for income taxes             $     18,000      $    11,994
                                                         ============      ===========

See accompanying notes to consolidated financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                   (Unaudited)



RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS
-------------------------------------------------------

Subsequent to the filing of this quarterly report, management made the decision to restate quarterly financial statements for the quarter ended December 31, 2001 to include a provision for income tax expense relating to International SMC
(HK) Limited, the Hong Kong subsidiary. In the Form 10-QSB that was previously filed for this quarter, we did not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended December 31, 2001. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

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

The net effect of the above two adjustments is to decrease net income by $1,286,119 for the quarter ended December 31, 2001 and $1,874,741 for the nine months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.41 and $0.36, respectively for the nine months ended December 31, 2001, and decrease net income per share basic and diluted by $0.26 and $0.23, respectively for the quarter ended December 31, 2001.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A filed by The Singing Machine Company, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001.

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended December 31, 2001 to include a provision for income tax expense relating to International SMC
(HK) Limited, our Hong Kong subsidiary. In the Form 10-QSB that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended December 31, 2001. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.


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

The net effect of the above two adjustments is to decrease net income by $1,286,119 for the quarter ended December 31, 2001 and $1,874,741 for the nine months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.41 and $0.36, respectively for the nine months ended December 31, 2001, and decrease net income per share basic and diluted by $0.26 and $0.23, respectively for the quarter ended December 31, 2001.


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




INCOME TAX EXPENSE
------------------

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary.

During the third quarter of fiscal 2002, the Company showed a loss in the U.S. parent company, and a profit in International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary. As a result of this, the accrual for income tax included an estimate for alternative minimum tax in the U.S.A. and a provision for income tax for the subsidiary income. No change was made in the deferred tax asset as the change was not material.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended December 31, 2001. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes. The net effect of the above two adjustments is to decrease net income by $1,286,119 for the quarter ended December 31, 2001 and $1,874,741 for the nine months then ended.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,006,979 for the nine months ended December 31, 2001, which includes the utilization of the foreign tax credits referred to above.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO. DESCRIPTION
----------- --------------------------------------------------------------------

31.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1 Certification of Yi Ping Chan, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.*
32.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.*
----------
*Filed herewith

(b) Reports on Form 8-K

The Company did not file any Report on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE SINGING MACHINE COMPANY, INC.





Dated: March 19, 2004            By: /s/ April J Green
                                    -------------------------------------------
                                    April J Green
                                    Chief Financial Officer,
                                    (Principal Financial and Accounting Officer)

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