Form 10-Q/A
period 2002-06-30
SINGING MACHINE CO INC
filed 2004-03-19
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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


                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-Q/A filed by The Singing Machine Company, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended June 30, 2002 to include a provision for income tax expense relating to International SMC
(HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended June 30, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,011,628 in fiscal year 2003, which includes the utilization of the foreign tax credits referred to above.

The net effect of the above two adjustments is to increase net income by $118,334 for the quarter ended June 30, 2002, due to a loss in the Hong Kong subsidiary and no change for the "deemed dividend" tax. The net effect on net income per share is to increase net income per share basic and diluted by $0.01 and $0.01, respectively for the quarter ended June 30, 2002.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
                                                                        Page No.
                                                                        --------


         Consolidated Balance Sheets - December 31, 2001 (restated)
         (unaudited) and March 31, 2001 (restated) .......................  4

         Consolidated Statement of Operations - Three and nine months ended December 31, 2001 and 2000 (Unaudited)(restated)...........  5

         Consolidated Statement of Cash Flows - Nine months ended
         December 31, 2001 and 2000 (Unaudited) (restated)................  6

         Notes to Consolidated Financial Statements ......................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........21

PART II.                   OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 21

Item 2.  Changes in Securities ........................................... 21

Item 3.  Defaults Upon Senior Securities ................................. 21

Item 4.  Submission of Matters to a Vote of Security Holders ............. 21

Item 5.  Other Information ............................................... 22

Item 6.  Exhibits and Reports on Form 8-K ................................ 22

SIGNATURES ............................................................... 23


Exhibits

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30, 2002   MARCH 31, 2002
                                                  -------------   --------------
                                                   (unaudited)
                                                   (RESTATED)       (RESTATED)
                      ASSETS
                      ------

CURRENT ASSETS
Cash                                               $ 1,465,174     $ 5,520,147
Accounts receivable, net                             2,612,215       3,536,903
Due from manufacturer                                  740,207         488,298
Inventories                                         12,941,333       9,274,352
Prepaid expenses and other current assets              878,298         982,697
Fixed deposits                                       1,514,283         513,684
                                                   -----------     -----------
TOTAL CURRENT ASSETS                                20,151,510      20,316,081
                                                   -----------     -----------

PROPERTY AND EQUIPMENT, NET                          1,065,751         574,657
                                                   -----------     -----------

OTHER ASSETS
Security deposits                                      152,540         135,624
Reorganization intangible, net                         185,416         185,416
Deferred tax asset                                     191,418         191,418
                                                   -----------     -----------
TOTAL OTHER ASSETS                                     529,374         512,458
                                                   -----------     -----------

TOTAL ASSETS                                       $21,746,635     $21,403,196
                                                   ===========     ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
Accounts payable                                   $ 4,259,780     $ 1,846,238
Accrued expenses                                       446,796       1,289,597
Income tax payable                                   1,923,594       2,041,928
                                                   -----------     -----------
TOTAL CURRENT LIABILITIES                            6,630,170       5,177,763
                                                   -----------     -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value,
  1,000,000 shares authorized,
  no shares issues and outstanding                          --              --
Common stock, Class A, $0.01 par value,
  100,000 shares authorized,
  no shares issued and outstanding                          --              --
Common stock, $0.01 par value,
  18,900,000 shares authorized, 8,089,027
  and 8,020,027 shares issued and outstanding           80,890          80,200
Additional paid-in capital                           4,683,923       4,602,828
Retained earnings                                   10,351,652      11,542,405
                                                   -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                          15,116,465      16,225,433
                                                   -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $21,746,635     $21,403,196
                                                   ===========     ===========


         See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended June 30,
                                                   2002             2001
                                                -----------      -----------
                                                 (restated)       (restated)

NET SALES                                       $ 4,151,983      $ 5,523,734

COST OF SALES                                     3,091,513        3,662,646
                                                -----------      -----------

GROSS PROFIT                                      1,060,470        1,861,088
                                                -----------      -----------

OPERATING EXPENSES
Compensation                                        770,898          459,612
Commissions                                         110,668          147,784
Advertising                                         165,765          228,904
Royalty expense                                      67,830          124,241
Selling, general, & administrative expenses       1,278,352          941,455
                                                -----------      -----------
TOTAL OPERATING EXPENSES                          2,393,513        1,901,996
                                                -----------      -----------

INCOME FROM OPERATIONS                           (1,333,043)         (40,908)
                                                -----------      -----------

OTHER INCOME (EXPENSES)
Other Income                                         13,901           15,732
Interest Expense                                     (1,549)          (3,692)
Interest Income                                      11,604            2,475
                                                -----------      -----------
NET OTHER EXPENSES                                   23,956           14,515
                                                -----------      -----------

INCOME BEFORE INCOME TAXES                       (1,309,087)         (26,393)

INCOME TAX BENEFIT (EXPENSE)                        118,334          (88,631)
                                                -----------      -----------

NET INCOME                                      $(1,190,753)     $  (115,024)
                                                ===========      ===========

EARNINGS PER SHARE:
Basic                                           $     (0.15)     $     (0.03)
                                                ===========      ===========
Diluted                                         $     (0.15)     $     (0.03)
                                                ===========      ===========

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
Basic                                             8,061,277        6,587,952
                                                ===========      ===========
Diluted                                           8,061,277        6,587,952
                                                ===========      ===========

See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                Three Months Ended June 30,
                                                  2002             2001
                                               -----------      -----------
                                                (restated)      (restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                     $(1,190,753)     $ (-115,024)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
Depreciation and amortization                      121,047           32,568
Stock based expenses                                    --          171,472
Bad debt                                                --               --
Deferred tax benefit                                    --           22,908
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                924,688       (3,954,868)
Due from manufacturer                             (251,909)         699,096
Inventories                                     (3,666,981)        (208,432)
Prepaid expenses and other assets                   87,483         (170,089)
Increase (decrease) in:
Accounts payable                                 2,413,542          482,169
Due to manufacturer                              1,073,488
Accrued expenses                                  (784,259)        (227,633)
Income taxes payable                              (176,876)          65,311
                                               -----------      -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          (2,524,018)      (2,129,034)
                                               -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                (612,141)         (30,416)
Deposit for credit line                               (650)        (254,362)
Proceeds from investment in factor                      --          933,205
Proceeds from repayment of officer loans                --          117,425
Investment in and advances to
  unconsolidated subsidiary                             --           (9,217)
                                               -----------      -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            (612,791)         756,635
                                               -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
Loan proceeds                                           --          362,955
Loan repayments                                         --          (27,848)
Proceeds from exercise of stock options
  and warrants                                      81,785           64,452
                                               -----------      -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              81,785          399,559
                                               -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS           (3,055,024)        (972,840)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                            5,520,147        1,016,221
                                               -----------      -----------

CASH AND CASH EQUIVALENTS - END OF YEAR        $ 1,465,174      $    43,381
                                               ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for interest       $     1,549      $     3,692
                                               ===========      ===========
Cash paid during the year for income taxes     $    58,542      $    23,320
                                               ===========      ===========

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                   (Unaudited)


RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended June 30, 2002 to include a provision for income tax expense relating to International SMC
(HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended June 30, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2003 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,011,628 in fiscal year 2003, which includes the utilization of the foreign tax credits referred to above.

The net effect of the above two adjustments is to increase net income by $118,334 for the quarter ended June 30, 2002, due to a loss in the Hong Kong subsidiary and no change for the "deemed dividend" tax. The net effect on net income per share is to increase net income per share basic and diluted by $0.01 and $0.01, respectively for the quarter ended June 30, 2002.



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

NOTE 7 - SEGMENTS

The Company operates in one segment and maintains its records accordingly. Sales by customer geographic region were as follows:


                                              June 30,
                                         2002           2001
                                      ----------     ----------
                  United States       $3,494,039     $5,523,734
                  Asia                        --             --
                  Australia               18,135             --
                  Canada                  19,921             --
                  Central America        183,144             --
                  Europe                 429,496             --
                  South America            7,248             --
                                      ----------     ----------
                                      $4,151,983     $5,523,734
                                      ==========     ==========

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






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXPLANATORY NOTE


This Amendment No. 1 on Form 10-Q/A filed by The Singing Machine Company, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended June 30, 2002 to include a provision for income tax expense relating to International SMC
(HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended June 30, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,011,628 in fiscal year 2003, which includes the utilization of the foreign tax credits referred to above.

The net effect of the above two adjustments is to increase net income by $118,334 for the quarter ended June 30, 2002, due to a loss in the Hong Kong subsidiary and no change for the "deemed dividend" tax. The net effect on net income per share is to increase net income per share basic and diluted by $0.01 and $0.01, respectively for the quarter ended June 30, 2002.



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

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended June 30, 2002 were $4,151,983, compared to revenues of $5,523,734 for the three months ended June 30, 2001. One of our major customers, Toys R Us, changed the timing of their initial orders of product for the year from June of 2002 to August of 2002. This change caused a shift in income from the first to the second quarter of fiscal 2003. For the three months ended June 30, 2002 sales to Toys R Us were approximately $827,000. Comparatively, for the same period in fiscal 2002 we had sales to Toys R Us in the amount of approximately $3,667,000.


GROSS PROFIT

Gross profit for the three-month period ended June 30, 2002 was $1,060,470 or 25.5% of sales compared with $1,860,088 or 33.7% of sales for the first quarter of the prior year. Due to the concept change of music packaging, the Company delayed the launch of our music line until August of 2002. This delay decreased our gross profit, as music sales historically maintain a higher gross profit than machine sales.

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


DEPRECIATION AND AMORTIZATION EXPENSES

The Company's depreciation and amortization expenses were $121,115047 or 2.7 % of total revenues in the first quarter, up from $41,73732,568 or .7% in the first quarter of the prior year. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new molds and tooling for our expanded product line.

OTHER INCOME AND EXPENSES

Other income was $, for the first quarter of fiscal 2002 compared with net income of $14,515 for the first quarter of the prior year. generate income from royalty payments received in Hong Kong for the use of Company owned molds by other parties LaSalle National Bank.
Other income was $12,340 for the first quarter of fiscal 2002 compared with other income of $14,515 for the first quarter of the prior year. The Company has begun to generate positive income from these miscellaneous items because it has had a decrease in factoring fees and interest expense. The Company no longer has to pay factoring fees because it terminated its factoring agreement in the first quarter of 2002, when it entered into its credit facility with LaSalle National Bank. Furthermore, the Company's interest expense is much lower than the prior year as our credit line was at a zero balance for the entire first quarter of fiscal 2003. The Company has also begun to generate income from royalty payments received in Hong Kong for the use of Company owned molds by other parties.

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

During the first quarter of fiscal 2003, the Company showed a loss in both the U.S. parent company and International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary. As a result of this, the accrual for income tax benefit included an estimate for tax benefit at the Hong Kong subsidiary.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended June 30, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2003, 2002 and 2001 consolidated financial statements and related quarterly financial statements to provide for such taxes.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year

2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is a tax benefit of $118,334 for the first quarter of fiscal 2003.



LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had cash on hand of $1,465,174 compared to $5,520,147 at March 31, 2001. The decrease cash is a direct result of purchasing inventory earlier in the year as described below. At June 30, 2002, the Company had current assets of $20,151,510 and total assets of $22,007,890 compared to current assets of $20,316,081 and total assets of $21,664,451 at March 31, 2002. This decrease in current assets is the result of a reclassification of security deposits to other assets. The increase in total assets is primarily due to the increase in inventories. We increased our inventory levels as of June 30, 2002, in anticipation of the potential strike by longshoremen and other dockworkers on the California seaboard and to prepare for orders received for shipment in the 2nd quarter of fiscal 2003.

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

         Cash flows used in operating activities were $2,524,018 during the fiscal quarter ended June 30, 2002. Cash flows were used in operating activities primarily due to the loss for the quarter of $1,309,087, increase in inventory in the amount of $3,666,981 and due from manufacturer in the amount of $251,909. Other uses were due to the decrease in accrued expenses in the amount of $784,259 and income taxes payable in the amount of $58,542. Cash flows were provided by operating activities primarily due to an increase in accounts payable in the amount of $2,413,542 and a decrease in accounts receivable in the amount of $924,688, and prepaid expenses in the amount of $87,483. These decreases are a result of the increased inventory purchases and low sales volume for the fiscal quarter.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

WE RELY ON SALES TO A LIMITED NUMBER OF KEY CUSTOMERS WHICH ACCOUNT FOR A LARGE PORTION OF OUR NET SALES

         As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended June 30, 2002 and 2001 were approximately 77.7% and 97% respectively. In the first quarter of fiscal 2003, two major customers accounted for 38.5% and 16.9% of our net sales. In the first quarter of fiscal 2002, two major customers accounted for 90% and 48% of our net sales. Although we have long-established relationships with many of our customers, we do not have long-term contractual arrangements with any of them. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or requesting that we bear the risks and the cost of carrying inventory, such as consignment agreements, could adversely affect our business, financial condition and results of operations. The Company has significantly broadened their base of customers, decreasing the amount of reliance on their largest customers. If one or more of our major customers were to cease doing business with us, significantly reduced the amount of their purchases from us or returned substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations.

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

INVENTORY MANAGEMENT AND CONSIGNMENT ARRANGEMENT WITH BEST BUY

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

                                    Dated March 19, 2004

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