Form 10-Q/A
period 2002-09-30
SINGING MACHINE CO INC
filed 2004-03-19
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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


                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-Q/A filed by The Singing Machine Company, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended September 30, 2002 to include a provision for income tax expense relating to International SMC (HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended September 30, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

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

The net effect of the above two adjustments is to decrease net income by $1,060,257 for the quarter ended September 30, 2002 and $941,923 for the six months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.12 and $0.11, respectively for the six months ended September 30, 2002, and decrease net income per share basic and diluted by $0.13 and $0.11, respectively for the quarter ended September 30, 2002.

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                        Page No.
                                                                        --------


         Consolidated Balance Sheets - September 30, 2002 (restated)
         (unaudited) and March 31, 2002 (restated)........................  4

         Consolidated Statement of Operations - Three and six months ended September 30, 2002 and 2001 (Unaudited) (restated).........  5

         Consolidated Statement of Cash Flows - Six months ended
         September 30, 2002 and 2001 (Unaudited) (restated)...............  6

         Notes to Consolidated Financial Statements ......................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 12


Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....... 21

Item 4.  Controls and Procedures ......................................... 21

PART II.                   OTHER INFORMATION


Item 1.  Legal Proceedings ............................................... 22

Item 2.  Changes in Securities and Use of Proceeds........................ 22

Item 3.  Defaults Upon Senior Securities ................................. 22

Item 4.  Submission of Matters to a Vote of Security Holders ............. 22

Item 5.  Other Information ............................................... 23

Item 6.  Exhibits and Reports on Form 8-K ................................ 23

SIGNATURES ............................................................... 24

EXHIBITS


CERTIFICATIONS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                              September 30, 2002     March 31, 2002
                                                              ------------------     --------------
                                                                   (restated)          (restated)
                                                                  (unaudited)


                             Assets
                             ------
Current Assets
Cash and cash equivalents                                        $   658,436           $ 5,520,147
Accounts receivable, net                                          14,383,100             3,536,903
Due from manufacturer                                                 10,767               488,298
Inventories                                                       31,382,386             9,274,352
Prepaid expenses and other current assets                            813,130               982,697
Deposits                                                           1,516,666               513,684
                                                                 -----------           -----------
Total Current Assets                                              48,764,485            20,316,081
                                                                 -----------           -----------

Property and Equipment, Net                                        1,289,355               574,657
                                                                 -----------           -----------

Other Assets

Security deposits                                                    150,597               135,624
Reorganization intangible, net                                       185,416               185,416
Deferred tax asset                                                   191,418               191,418

                                                                 -----------           -----------

Total Other Assets                                                   527,431               512,458

                                                                 -----------           -----------


Total Assets                                                     $50,581,271           $21,403,196

                                                                 ===========           ===========

              Liabilities and Stockholders' Equity
              ------------------------------------

Current Liabilities

Accounts payable                                                 $18,247,003           $ 1,846,238
Accrued expenses                                                   2,261,136             1,289,597
Loan payable                                                       8,043,272                  --
Income tax payable                                                 2,964,958             2,041,928

                                                                 -----------           -----------

Total Current Liabilities                                         31,516,369             5,177,763

                                                                 -----------           -----------
Stockholders' Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized,
no shares issues and outstanding                                        --                    --
Common stock, Class A, $0.01 par value, 100,000 shares

authorized, no shares issued and outstanding                            --                    --
Common stock, $0.01 par value, 18,900,000 shares authorized,
8,123,303 and 8,020,027 shares issued and outstanding                 81,233                80,200
Additional paid-in capital                                         4,753,548             4,602,828
Retained earnings                                                 14,230,121            11,542,405

                                                                 -----------           -----------

Total Stockholders' Equity                                        19,064,902            16,225,433

                                                                 -----------           -----------


Total Liabilities and Stockholders' Equity                       $50,581,271           $21,403,196

                                                                 ===========           ===========

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   (restated)

                                                 Three Months Ended                    Six Months Ended
                                           September 30,      September 30,     September 30,      September 30,
                                                2002              2001              2002                2001
                                           ------------       ------------       ------------    ----------------
Net Sales                                  $ 32,976,624       $ 15,749,241       $ 37,128,635       $ 21,272,851

Cost of Sales                                23,560,826         10,438,974         26,652,358         14,101,529
                                           ------------       ------------       ------------       ------------

Gross Profit                                  9,415,798          5,310,267         10,476,277          7,171,322
                                           ------------       ------------       ------------       ------------

Operating Expenses
Compensation                                    799,406            811,345          1,570,304          1,270,957
Commissions                                     434,753            341,016            545,421            488,800
Advertising                                     706,845            617,653            872,610            846,557
Royalty expense                                 806,800            281,389            874,630            405,630
Selling, general, & administrative            1,764,382          1,018,391          2,985,564          1,865,905
    expenses
                                           ------------       ------------       ------------       ------------
Total Operating Expenses                      4,512,186          3,069,794          6,848,529          4,877,849
                                           ------------       ------------       ------------       ------------

Income from Operations                        4,903,612          2,240,473          3,627,748          2,293,473
                                           ------------       ------------       ------------       ------------

Other Income (Expenses)
Other Income                                    144,119            125,339            163,564            143,057
Interest Expense                               (109,344)           (34,465)          (122,509)          (134,037)
Interest Income                                     339                 28             11,943              2,475
                                           ------------       ------------       ------------       ------------
Net Other Expenses                               35,114             90,902             52,998             11,495
                                           ------------       ------------       ------------       ------------


Income Before Income Tax Provision            4,938,726          2,331,375          3,680,746          2,304,967

Income Tax Provision                          1,111,364            505,991            993,030            600,622

                                           ------------       ------------       ------------       ------------


Net Income                                 $  3,827,362       $  1,825,383       $  2,687,716       $  1,704,345

                                           ============       ============       ============       ============

Earnings per Share:

Basic                                      $        .47       $        .27       $        .33       $        .26

                                           ============       ============       ============       ============

Diluted                                    $        .44       $        .23       $        .30       $        .21

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
                                           ============       ============       ============       ============

See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                   (restated)


                                                                                   Three Months Ended
                                                                                       September 30,
                                                                                 2002                2001
                                                                             ------------         ------------
Cash Flow from Operating Activities:

Net Income                                                                   $  2,687,717         $  1,724,345
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
Depreciation and amortization                                                     289,134               68,941
Stock based expenses                                                                 --                171,472
Bad debt                                                                             --                   --
Deferred tax benefit                                                                 --                 45,816
Changes in assets and liabilities:

(Increase) decrease in:
Accounts receivable                                                           (10,846,197)          (6,286,093)
Due from manufacturer                                                             477,531            3,198,318
Inventories                                                                   (22,108,034)          (5,380,989)
Prepaid expenses and other assets                                                 154,594             (538,864)
Increase (decrease) in:

Accounts payable                                                               16,400,765            2,869,838
Accrued expenses                                                                  971,539            3,239,166
Income taxes payable                                                              923,029              545,302

                                                                             ------------         ------------
Net Cash Provided by (Used in) Operating Activities                           (11,049,922)            (342,748)
                                                                             ------------         ------------

Cash Flow from Investing Activities
Purchase of property and equipment                                             (1,003,832)            (101,973)
Deposit for credit line                                                        (1,002,982)            (256,008)
Proceeds from investment in factor                                                   --                933,407
Proceeds from repayment of officer loans                                             --                117,425
Investment in and advances to unconsolidated subsidiary                              --                106,193
                                                                             ------------         ------------
Net Cash Provided by (Used in) Investing Activities                            (2,006,814)             799,044
                                                                             ------------         ------------

Cash Flow from Financing Activities
Loan proceeds                                                                  21,665,040            3,879,288
Loan repayments                                                               (13,621,768)          (3,309,777)
Proceeds from exercise of stock options and warrants                              151,753              380,740
                                                                             ------------         ------------
Net Cash Provided by (Used in) Financing Activities                             8,195,025              950,251
                                                                             ------------         ------------

Increase in Cash and Cash Equivalents                                          (4,861,711)           1,406,547

Cash and Cash Equivalents - Beginning of Period                                 5,520,147            1,016,221
                                                                             ------------         ------------

Cash and Cash Equivalents - End of Year                                      $    658,436         $  2,422,768
                                                                             ============         ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                                     $     57,383         $     38,157
                                                                             ============         ============
Cash paid during the year for income taxes                                   $     51,107         $     23,320
                                                                             ============         ============

See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                                   (Unaudited)


RESTATEMENT OF FINANCIAL STATEMENTS
-----------------------------------

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended September 30, 2002 to include a provision for income tax expense relating to International SMC (HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended September 30, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2003 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,011,628 in fiscal year 2003, which includes the utilization of the foreign tax credits referred to above

The net effect of the above two adjustments is to decrease net income by $1,060,257 for the quarter ended September 30, 2002 and $941,923 for the six months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.12 and $0.11, respectively for the six months ended September 30, 2002, and decrease net income per share basic and diluted by $0.13 and $0.11, respectively for the quarter ended September 30, 2002.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXPLANATORY NOTE


This Amendment No. 1 on Form 10-Q/A filed by The Singing Machine Company, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended September 30, 2002 to include a provision for income tax expense relating to International SMC (HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended September 30, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

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

The net effect of the above two adjustments is to decrease net income by $1,060,257 for the quarter ended September 30, 2002 and $941,923 for the six months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.12 and $0.11, respectively for the six months ended September 30, 2002, and decrease net income per share basic and diluted by $0.13 and $0.11, respectively for the quarter ended September 30, 2002.



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

During the second quarter of fiscal 2003, the Company showed a loss in the U.S. parent company, and a profit in International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary. As a result of this, the accrual for income tax included the estimate for "deemed dividend" tax in the U.S.A., $285,403, and a provision for income tax for the subsidiary income, $774,854.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended September 30, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,006,979 for the six months ended September 30, 2002, which includes the utilization of the foreign tax credits referred to above.



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO. DESCRIPTION
----------- --------------------------------------------------------------------

10.1 Fifth Amendment dated August 13, 2002 to Loan and Security Agreement dated April 26, 2001 by and between LaSalle Business Credit, Inc. and the Company (incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002).

10.2 First Amendment and Allonge to that Certain Demand Note dated April 26, 2001 executed by the Company in favor of LaSalle Business Credit, Inc. in the original principal amount of $10,000.00 (incorporated by reference to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002).

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

                        THE SINGING MACHINE COMPANY, INC.





                                    By: /s/ April J. Green
                                    ----------------------------------------
                                    April J. Green
                                    Chief Financial Officer
                                    (On behalf of Registrant and
                                    Chief Accounting Officer)
Dated:  March 19, 2004

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