Form 10-Q/A
period 2002-12-31
SINGING MACHINE CO INC
filed 2004-03-19
CIK 923601

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



                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-Q/A filed by The Singing Machine Company, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended Decenber 31, 2002 to include a provision for income tax expense relating to International SMC
(HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended December 31, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

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

The net effect of the above two adjustments is to decrease net income by $576,060 for the quarter ended December 31, 2002 and $1,517,983 for the nine months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.18 and $0.17, respectively for the nine months ended December 31, 2002, and decrease net income per share basic and diluted by $0.07 and $0.06, respectively for the quarter ended December 31, 2002.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY





                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - December 31, 2002 (Unaudited)
         and March 31, 2002 ..............................................  4

         Consolidated Statement of Operations - Three and nine months ended December 31, 2002 and 2001 (Unaudited).....................  5

         Consolidated Statement of Cash Flows - Nine months ended
         December 31, 2002 and 2001 (Unaudited) ..........................  6

         Notes to Consolidated Financial Statements ......................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........ 21

Item 4.  Controls and Procedures.......................................... 21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 22

Item 2.  Changes in Securities and Use of Proceeds........................ 22

Item 3.  Defaults Upon Senior Securities ................................. 23

Item 4.  Submission of Matters to a Vote of Security Holders ............. 23

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

EXHIBITS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (RESTATED)


                                                                 DECEMBER 31, 2002  MARCH 31, 2002
                                                                 -----------------  --------------
                                                                    (unaudited)
                             ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $   362,927      $ 5,520,147
Accounts receivable, net                                             19,535,201        3,536,903
Due from manufacturer                                                   753,206          488,298
Inventories                                                          30,016,924        9,274,352
Prepaid expenses and other current assets                             2,155,879          982,697
Deposits                                                                517,324          513,684
                                                                    -----------      -----------
TOTAL CURRENT ASSETS                                                 53,341,461       20,316,081
                                                                    -----------      -----------

PROPERTY AND EQUIPMENT, NET                                           1,232,227          574,657
                                                                    -----------      -----------

OTHER ASSETS
Security deposits                                                       180,532          135,624
Reorganization intangible, net                                          185,416          185,416
Deferred tax asset                                                           --          191,418
                                                                    -----------      -----------
TOTAL OTHER ASSETS                                                      365,948          512,458
                                                                    -----------      -----------

TOTAL ASSETS                                                        $54,939,636      $21,403,196
                                                                    ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $13,049,506      $ 1,846,238
Accrued expenses                                                      4,173,368        1,289,597
Deferred Revenue                                                        822,106
Loan payable                                                         10,163,088               --
Income tax payable                                                    4,393,419        2,041,928
                                                                    -----------      -----------
TOTAL CURRENT LIABILITIES                                            32,601,487        5,177,763
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 1,000,000 shares authorized,
no shares issues and outstanding                                             --               --
Common stock, Class A, $0.01 par value, 100,000 shares
authorized, no shares issued and outstanding                                 --               --
Common stock, $0.01 par value, 18,900,000 shares authorized,
8,125,178 and 8,020,027 shares issued and outstanding                    81,252           80,200
Additional paid-in capital                                            4,757,355        4,602,828
Retained earnings                                                    17,499,541       11,542,405
                                                                    -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                           22,338,148       16,225,433
                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $54,939,636      $21,403,196
                                                                    ===========      ===========


See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   (restated)


                                              Three Months Ended                   Nine Months Ended
                                        December 31,       December 31,       December 31,       December 31,
                                            2002              2001                2002               2001
                                        ------------       ------------       ------------       ------------
NET SALES                               $ 48,869,776       $ 34,158,513       $ 85,998,383       $ 55,431,595

COST OF SALES                             35,438,420         22,719,929         62,090,759         36,821,615
                                        ------------       ------------       ------------       ------------

GROSS PROFIT                              13,431,356         11,438,584         23,907,624         18,609,980
                                        ------------       ------------       ------------       ------------

OPERATING EXPENSES
Compensation                               1,257,519          1,090,838          2,827,823          2,361,797
Commissions                                  581,800            777,209          1,127,221          1,266,016
Advertising                                3,210,330          1,038,056          4,082,940          1,942,442
Royalty expense                            1,189,706          1,191,169          2,064,336          1,596,800
Selling, general,
    and administrative expenses            2,110,769          1,325,026          5,153,503          3,248,749
                                        ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                   8,350,124          5,422,298         15,255,823         10,415,804
                                        ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                     5,081,232          6,016,286          8,651,801          8,194,176
                                        ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES)
Other Income                                  38,628             53,600            196,648            195,741
Interest Expense                            (117,704)          (104,877)          (228,597)          (143,034)
Interest Income                                   --             17,471             11,943             40,564
                                        ------------       ------------       ------------       ------------
NET OTHER EXPENSES                           (79,096)           (33,806)           (20,006)            93,271
                                        ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAX PROVISION         5,002,156          5,982,480          8,631,795          8,287,447

INCOME TAX PROVISION                       1,681,629          1,292,119          2,674,659          1,892,741
                                        ------------       ------------       ------------       ------------

NET INCOME                              $  3,320,527       $  4,690,361       $  5,957,136       $  6,394,706
                                        ============       ============       ============       ============

EARNINGS PER SHARE:
Basic                                   $        .41       $        .64       $        .74       $        .93
                                        ============       ============       ============       ============
Diluted                                 $        .38       $        .55       $        .67       $        .80
                                        ============       ============       ============       ============

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
Basic                                      8,123,548          7,335,758          8,101,441          6,900,918
                                        ============       ============       ============       ============
Diluted                                    8,944,027          8,565,861          8,947,897          7,973,514
                                        ============       ============       ============       ============



See accompanying notes to financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                   (restated)

                                                                                  Nine Months Ended
                                                                                     December 31,
                                                                               2002               2001
                                                                           ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                 $  5,957,136       $  6,394,706
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
Depreciation and amortization                                                   454,806            209,334
Stock based expenses                                                                 --            171,472
Bad debt                                                                          3,356                 --
Deferred tax benefit                                                            191,418            (73,574)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                         (16,001,654)       (26,104,253)
Due from manufacturer                                                          (264,908)         1,379,901
Inventories                                                                 (20,742,572)        (1,900,092)
Prepaid expenses and other assets                                            (1,218,091)           261,287
Increase (decrease) in:
Accounts payable                                                             11,203,268          5,554,717
Accrued expenses                                                              2,883,772          4,165,164
Deferred Revenue                                                                822,106                 --
Income taxes payable                                                          2,351,492          1,851,421
                                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (14,359,871)        (8,097,609)
                                                                           ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                           (1,112,376)          (593,823)
Deposit for credit line                                                          (3,640)          (256,807)
Proceeds from investment in factor                                                   --            933,407
Proceeds from repayment of officer loans                                             --            117,425
Investment in and advances to unconsolidated subsidiary                              --            274,702
                                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (1,116,016)           474,904
                                                                           ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
Loan proceeds                                                                37,612,713         19,211,494
Loan repayments                                                             (27,449,625)       (11,644,383)
Proceeds from exercise of stock options and warrants                            155,579            956,078
                                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          10,318,667          8,523,189
                                                                           ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (5,157,220)           900,484

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               5,520,147          1,016,221
                                                                           ------------       ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                    $    362,927       $  1,916,705
                                                                           ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                   $    228,597       $    143,034
                                                                           ============       ============
Cash paid during the year for income taxes                                 $     73,207       $     18,000
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


See accompanying notes to consolidated financial statements

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

                                   (Unaudited)


RESTATEMENT OF FINANCIAL STATEMENTS
-----------------------------------

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended Decenber 31, 2002 to include a provision for income tax expense relating to International SMC
(HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended December 31, 2001. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certainrelated quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

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

The net effect of the above two adjustments is to decrease net income by $576,060 for the quarter ended December 31, 2002 and $1,517,983 for the nine months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.18 and $0.17, respectively for the nine months ended December 31, 2002, and decrease net income per share basic and diluted by $0.07 and $0.06, respectively for the quarter ended December 31, 2002.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A filed by The Singing Machine Company, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.

Subsequent to the filing of such Quarterly Report, Management made the decision to restate our quarterly financial statements for the quarter ended Decenber 31, 2002 to include a provision for income tax expense relating to International SMC
(HK) Limited, our Hong Kong subsidiary. In the Form 10-Q that we previously filed for this quarter, we do not include a provision for this income tax, because we believed that International SMC `s offshore tax exemption would be approved.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended December 31, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and certain related quarterly financial statements for fiscal 2002 and 2003 to provide for such taxes.

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

The net effect of the above two adjustments is to decrease net income by $576,060 for the quarter ended December 31, 2002 and $1,517,983 for the nine months then ended. The net effect on net income per share is to decrease net income per share basic and diluted by $0.18 and $0.17, respectively for the nine months ended December 31, 2002, and decrease net income per share basic and diluted by $0.07 and $0.06, respectively for the quarter ended December 31, 2002.


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

During the third quarter of fiscal 2003, the Company showed a loss in the U.S. parent company, and a profit in International SMC (HK) Ltd., its wholly-owned Hong Kong subsidiary. As a result of this, the accrual for income tax included an estimate for "deemed dividend" tax (discussed below) in the U.S.A. and a provision for income tax for the subsidiary income.

In April 2001, International SMC applied for an offshore tax exemption, based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in quarterly report for the quarter ended December 31, 2002. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management determined to restate the fiscal year 2002 and 2001 consolidated financial statements and related quarterly financial statements to provide for such taxes.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $578,573 for the nine months ended December 31, 2002, which includes the utilization of the foreign tax credits referred to above.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO. DESCRIPTION
----------- --------------------------------------------------------------------
10.1        Sixth  Amendment  dated  December  27,  2002  to Loan  and  Security
            Agreement dated April 26, 2001 by and between LaSalle Business Credit, Inc. and the Company (incorporated by reference to Exhibit
            10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2003, File No. 000-24968.)

10.2 Sublease dated December 27, 2002 between Nakamichi American Corporation and the Company for warehouse space in Rancho Dominguez, California (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2003, File No. 000-24968.)

10.3 Domestic Merchandise License Agreement dated November 1, 2000 between MTV Networks, a division of Viacom International, Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2003, File No. 000-24968.)

10.4 Amendment dated January 1, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Company (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2003, File No. 000-24968.)

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

                                THE SINGING MACHINE COMPANY, INC.

                                     DATED MARCH 19, 2004





                                By: /s/ April J. Green
                                -----------------------------------
                                April J. Green
                                Chief Financial Officer
                                (On behalf of Registrant and
                                Chief Accounting Officer)

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