Form 10-K
period 2004-03-31
SINGING MACHINE CO INC
filed 2004-07-15
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

                                    0 - 24968
                                    ---------
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
                        ---------------------------------
               (Exact Name Registrant as Specified in its Charter)

        Delaware                                         95-3795478
------------------------                    -----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

             6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 596-1000
                                 --------------
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                    Name of each Exchange on which Registered
-------------------                    -----------------------------------------
   Common Stock                                American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X[ Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price for the common stock of $0.71 per share as reported on the American Stock Exchange on June 18, 2004 was approximately $6,249645 (based on 8,802,318 shares outstanding).

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

There were 8,802,318 shares of common stock, issued and outstanding at June 18, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                     PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.    Market for Company's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A    Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Date
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.   Controls and Procedures

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accountant Fees and Services

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

Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward- looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         The Singing Machine Company, Inc. (the "Singing Machine" "we," "us" or "our") is engaged in the development, production, distribution, marketing and sale of consumer karaoke audio equipment, accessories and music. We contract for the manufacture of all electronic equipment products with factories located in Asia. We also produce and market karaoke music, including compact disks plus graphics ("CD+G's"), and audiocassette tapes containing music and lyrics of popular songs for use with karaoke recording equipment. All of our recordings include two versions of each song; one track offers music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all of the cassettes sold by us are accompanied by printed lyrics, and our karaoke CD+G's contain lyrics, which appear on the video screen. We contract for the reproduction of music recordings with independent studios.

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

         As used herein, the "Singing Machine," "we," us" and similar terms include The Singing Machine Company, Inc. and its subsidiary, International SMC, unless the context indicates otherwise.

RECENT DEVELOPMENTS

         We had a challenging year in the twelve month period ended March 31, 2004 ("fiscal 2004"). During fiscal 2004, we reported a net loss of $22.7 million, or $2.65 per diluted share, on sales of $70.5 million which compares to net income of $1.2 million in fiscal 2003 or $.14 per diluted share, on sales of $95.6 million. Sales decreased primarily from increased competition in the United States and in international markets.

         Our gross profit decreased to $1.8 million or 2.6% of total revenues in fiscal 2004 compared to gross profit of $23.3 million or 24.4% of total revenues in fiscal 2003. Gross profit decreased as a result of our need to sell inventory at lower margins in order to generate cash from operations, increase liquidity and liquidate prior year excess inventory. During fiscal 2004, we also recorded inventory provisions totaling approximately $7 million and an impairment charge for tooling totaling approximately $443,000, both of which also negatively impacted our gross profit.

         Our net loss for fiscal 2004 was $22.7 million, which includes inventory write-downs of approximately $7.0 million, as well as non cash accruals for litigation, severance pay, lease termination and other unusual or non-recurring expenses in the aggregate amount of $4.6 million. A more detailed explanation of our financial results is contained under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10-20.

PRODUCT LINES

         We currently have a product line of 40 different models of karaoke machines plus 7 accessories such as microphones, incorporating such features as CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, video cassette recorders, and home theater systems. Ten of these karaoke machines are models that we plan on discontinuing after we sell our excess inventory in fiscal 2005. Our machines sell at retail prices ranging from $30 for basic units to $300 for semi-professional units. We currently offer our music in two formats
- multiplex cassettes and CD+G's with retail prices ranging from $6.99 to $19.99. We currently have a song library of over 3,500 recordings, which we license from publishers. Our library of master recordings covers the entire range of musical tastes including popular hits, golden oldies, country, rock and roll, Christian, Latin music and rap. We even have backing tracks for opera and certain foreign language recordings.

MARKETING, SALES AND DISTRIBUTION

         Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores, and warehouse clubs. Our karaoke machines and karaoke music are currently sold in such stores as Best Buy, Circuit City, Costco, J.C. Penney, Kohl's, Radio Shack, and Sam's Club.

         In fiscal 2004, approximately 61% of our sales were domestic sales and 39% were international sales. Domestic sales are sales that are made in the United States and international sales are sales that are made outside of the United States. Our domestic sales are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. At March 31, 2004, we worked with 16 independent sales representatives in the United States. Our international sales are primarily made by our in-house sales representatives and our eight independent distributors.

         We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the American Toy Fair each February in New York and the Hong Kong Electronics Show each October in Hong Kong.

         Our licensing agreements with MTV Networks, Inc., a division of Viacom International, Inc., Hard Rock Academy, Inc. and Universal Music Entertainment, Inc. have also helped us to expand our product name.

LICENSE AGREEMENTS


         We entered into our licensing agreement with MTV in November 2000 and have amended the agreement five times since that date. Our license covers the sale of MTV products in the United States, Canada and Australia. During fiscal 2004, our line consisted of nine MTV branded machines and a wide assortment of MTV branded music. Our license agreement as amended with MTV, currently expires on August 31, 2004, subject to MTV's option, at its sole discretion, to extend the agreement for an additional four month period. The license period contains a minimum guaranteed royalty payment of $100,000, which is recoupable against sales throughout the calendar year, unless the license agreement is cancelled.


         We entered into our licensing agreement with Hard Rock Academy, a division of Hard Rock Cafe in December 2001. This license agreement allows us to produce and market a line of karaoke machines and complimentary music that are co-branded with the Singing Machine and Hard Rock Academy name. The first co-branded machine was produced during the fourth quarter of fiscal 2003. The agreement originally contained a minimum guaranteed royalty payment, but in September 2003 Hard Rock agreed to release us from our minimum guaranteed payment obligations during the remaining term of the license agreement. This agreement expires on December 31, 2005 and does not contain any automatic renewal provisions.

         In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000. The Universal Music Entertainment license expires on March 31, 2006 and does not contain any automatic renewal provisions.

         We entered into a license agreement with Care Bears in September 2003. Under this agreement, we are marketing a line of Care Bears branded karaoke machines and music. Over the term of the license, we are obligated to make guaranteed minimum royalty payments in the amount of $200,000. This license expires on January 1, 2006 and does not contain any automatic renewal provisions.

         We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license will expire on December 31, 2004 and will not be renewed.

         We distribute all of our licensed products through our established distribution channels, including Best Buy, Circuit City, Costco, JC Penny, Kohl's, Radio Shack and Sam's Club. Our distribution network also includes the online versions of these retail customers.

         The following table sets forth the percentage of total sales that have been generated under the MTV License, our Nickelodeon License and our other licenses (Care Bears, Hard Rock Academy and Universal Music).

                                                           FOR THE
                                                         FISCAL YEAR
                                                      ENDED DECEMBER 31
                                                ----------------------------
                                                 2004                   2003
                                                -----                  -----
            MTV                                 11.8%                   32.3%
            Nickelodeon                          5.5%                    0%
            Other Licenses                       3.9%                    0%
                                                ----                    ----
            Total Licensed Sales                21.2%                   32.3%

DISTRIBUTORSHIP AGREEMENTS

         In November 2001, we signed an international distributorship agreement with Arbiter Group, PLC ("Arbiter"). Arbiter is the exclusive distributor of Singing Machine(R) karaoke machines and music products in the United Kingdom and a non-exclusive distributor in all other European countries. The agreement terminates on December 31, 2004, subject to an automatic renewal provision. If either party does not give notice on or before December 1 of year during the term of the agreement, the agreement will automatically be renewed for another year on the same terms.

         In March 2003, we signed an international distributorship agreement with Top-Toy (Hong Kong) Ltd. Top Toy is the exclusive distributor of Singing Machine(R) karaoke machines and music products in Denmark, Norway, Sweden, Iceland and Faeroe Islands. The agreement is for three years, from April 1, 2003 through March 31, 2006. The agreement contains an automatic renewal provision whereby if either party does not give notice at least 3 months before March 31, 2006, the agreement will automatically be renewed for another year on the same terms.

         We also have verbal agreements with six other independent distributors who sell our products throughout Europe

SALES

         As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2004, 2003, and 2002, respectively, were approximately 53%, 67% and 87%, respectively. In fiscal 2004, three major customers accounted for 20%, 12% and 10% of our net revenues.

         In fiscal 2004, Arbiter, Giochi and Best Buy accounted for more than 10% of our net revenues. Arbiter and Giochi are independent distributors of our products. In fiscal 2003 and 2002, Best Buy and Toys R Us each accounted for more than 10% of our revenues. In fiscal 2003 Target and in fiscal 2002 Costco also accounted for more than 10% of our revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

         During the last three years, our revenues from foreign operations have increased. Sales by customer geographic regions were as follows:

                                                   FOR THE
                                                 FISCAL YEAR
                                                ENDED MARCH 31
                                  -------------------------------------------
                                      2004            2003           2002
                                  -----------     -----------     -----------
          North America           $43,044,496     $77,696,780     $62,381,366
          Latin America               753,399       1,366,496          45,073
          Europe                   25,783,789      15,714,846              --
          Asia/Australia              959,444         835,644          49,314
                                  -----------     -----------     -----------
                                  $70,541,128     $95,613,766     $62,475,753
                                  ===========     ===========     ===========

RETURNS

         Returns of electronic hardware and music products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, goods shipped in error or goods that are shipped on a consignment basis. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 9.4% and 10.4% of our net sales in fiscal 2004 and 2003, respectively.

DISTRIBUTION

         We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in Florida and California (domestic sales), and shipments directly through our Hong Kong subsidiary and manufacturers in Asia of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout the United States from inventories maintained at our warehouse facilities. In the fiscal year ended March 31, 2004, approximately 39% of our sales were sales from our domestic warehouses ("Domestic Sales") and 61% were sales shipped directly from Asia ("Direct Sales").

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

         Direct Sales. We ship some hardware products sold by us directly to customers from Asia through International SMC, our subsidiary. Sales made through International SMC are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers' world wide, who pay International SMC pursuant to their own international, irrevocable, transferable letters of credit or on open account.

MANUFACTURING AND PRODUCTION


         Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, who assemble our karaoke machines. During fiscal 2005, we expect that 95% of our karaoke products will be produced by one of these factories, which has agreed to extend financing to us. We are indebted to this factory in the amount of $2.4 million and have worked out a payment plan regarding our outstanding invoice. Additionally, this factory has agreed to provide us with financing for fiscal year 2005. See "Management's Discussion and Analysis of Financial Condition - Liquidity" beginning on page 17. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2005. However, if our primary factory in China were prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted while alternative sources of supply are located. See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2005" on page 22. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by International SMC. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R).

         We have obtained copyright licenses from music publishers for all of the songs in our music library. We contract with outside studios on a work-for hire basis to produce recordings of these songs. After the songs have been recorded, we author the CD+G's in our in house studio. We use outside companies to mass-produce the CD+G's and audiocassettes, once the masters have been completed.


         While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition. Similarly, we use a small number of studios to record our music (including our in house production), we do not anticipate that the loss of any single studio would have a material long-term adverse effect on our business, operations or financial condition. To ensure that our high standards of product quality and factories meet our shipping schedules, we utilize Hong Kong based employees of International SMC as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.


         All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2004, 2003 and 2002, warranty claims have not been material to our results of operations.

COMPETITION


         Our business is highly competitive. Our major competitors for karaoke machines and related products are Craig and Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Pocket Songs, UAV, Sybersound and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.


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

TRADEMARKS

         We have obtained registered trademarks for The Singing Machine name and the logo in which the microphone is used in our name in the United States and in the European Community. We have also filed trademark applications in Australia and Hong Kong. In fiscal 2003, we filed an intent to use application for the mark Karaoke Vision in the United States.

         Our trademarks are a significant asset because they provide product recognition. We believe that our intellectual property is significantly protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

COPYRIGHTS AND LICENSES

         We hold federal and international copyrights to substantially all of the music productions comprising our song library. However, since each of those productions is a re-recording of an original work by others, we are subject to contractual and/or statutory licensing agreements with the publishers who own or control the copyrights of the underlying musical compositions. We are obligated to pay royalties to the holders of such copyrights for the original music and lyrics of all of the songs in our library that have not passed into the public domain. We are currently a party to many different written copyright license agreements.

         The majority of the songs in our song library are subject to written copyright license agreements, oftentimes referred to as synchronization licenses. Our written licensing agreements for music provide for royalties to be paid on each song. The actual rate of royalty is negotiable, but typically ranges from $0.09 to $0.18 per song on each CD that is sold. Similarly, the terms of the licenses vary, but typically are for terms of 2 to 5 years. Our written licenses typically provide for quarterly royalty payments, although some publishers require reporting on a semi-annual basis.

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

GOVERNMENT REGULATION


         Our karaoke machines must meet the safety standards imposed in various national, state, local and provincial jurisdictions. Our karaoke machines sold in the United States are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. ("ULE") or Electronic Testing Laboratories ("ETL"). In Europe and other foreign countries, our products are manufactured to meet the CE marking requirements. CE marking is a mandatory European product marking and certification system for certain designated products. When affixed to a product and product packaging, CE marking indicates that a particular product complies with all applicable European product safety, health and environmental requirements within the CE marking system. Products complying with CE marking are now accepted to be safe in 28 European countries. However, ULE or ETL certification does not mean that a product complies with the product safety, health and environmental regulations contained in all fifty states in the United States. Therefore, we maintain a quality control program designed to ensure compliance with all applicable US and federal laws pertaining to the sale of our products. Our production and sale of music products is subject to federal copyright laws.


         The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. China's NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon China's admission to the World Trade Organization ("WTO") effective as of December 1, 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increasing costs for us.

SEASONALITY AND SEASONAL FINANCING

         Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2004, we had inventory of $5.2 million (net of reserves totaling $6.6 million) compared to inventory of $25.2 million as of March 31, 2003 (net of reserves totaling $3.7 million). In fiscal 2003, we overestimated the demand for our products and as result had $25 million of excess inventory at year end.

         Our financing of seasonal working capital during fiscal 2004 was different from prior years because of the excess inventory that we had on hand as of March 31, 2003. During fiscal 2004, we purchased approximately $9.1 million of new inventory and the remainder of our sales were from the liquidation of the excess inventory on hand. We financed the purchase of new inventory with our short-term lines of credit in Hong Kong and through financing, with one of our factories in China.

         During fiscal 2005, we plan on financing our inventory purchases by using credit that has been extended to us by one of our factories in China, by using our short term lines of credit in Hong Kong and with letters of credit that are issued by our customers to be used as collateral for payment to our vendors. As of June 30, 2004, we expect to order an aggregate of approximately $28 million of inventory during fiscal 2005.

BACKLOG

         We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for the Company. We believe that backlog orders at any given time may not accurately indicate future sales. As of June 20, 2004, we had backlog of $32.8 million compared to backlog of $33.4 million at the same period in 2003. We believe that we will be able to fill all of these orders in fiscal year 2005. However, these orders can be cancelled or modified at any time prior to delivery.

EMPLOYEES

         As of March 31, 2004, we employed 40 persons, all of whom are full-time employees, including three executive officers. Fifteen of our employees are located at International SMC's corporate offices in Hong Kong. The remaining twenty five employees are based in the United States, including two executive positions; ten are engaged in warehousing and technical support, and thirteen in accounting, marketing, sales and administrative functions.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Coconut Creek, Florida in an 18,000 square foot office and warehouse facility, of which 7600 square feet has been subleased. Our four leases for this office space expire on August 31, 2005. We have leased 9,393 square feet of office and showroom space in Hong Kong from which we oversee China based manufacturing operations. Our two leases for this space in the Ocean Center building expire on April 30, 2005 and May 31, 2005, respectively.

         We have one warehouse facility in Compton California. The Compton warehouse facility has 79,000 square feet and the lease expires on February 23, 2008. We terminated our lease for warehouse space in Rancho Domingeuz, Caliofnria effective as of May 1, 2004.

         We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3.  LEGAL PROCEEDINGS

Class Action and Derivative Lawsuit
-----------------------------------

         From July 2, 2003 through October 2, 2003, seven securities class action lawsuits and a shareholder's derivative action were filed against us and certain of our officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased our securities during the various class action periods specified in the complaints. On September 18, 2003, United States District Judge William J. Zlock entered an order consolidating the seven (7) purported class action law suits and one (1) purported shareholder derivative action into a single action case styled Frank Bielansky v. the Company, Salberg & Company, P.A., et al - Case Number: 03-80596
- CIV - ZLOCK (the "Class Action"). The complaints that were filed allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The complaints seek compensatory damages, attorney's fees and injunctive relief.

         We entered into a settlement agreement with the plaintiffs in the Class Lawsuit in March 2004. At a hearing in April 2004, the Court gave preliminary approval for the settlement and directed that notices be sent to shareholders pursuant to the Settlement Agreement. The notices advised shareholders of their rights and responsibilities concerning the settlement. The Court has set a hearing on July 30, 2004 before Judge Zlock to consider final approval of the settlement.

         Pursuant to the terms of the settlement agreement, we are required to make a cash payment of $800,000 and Salberg & Company, P.A., our former auditor, is required to make a payment of $475,000. Our cash payment of $800,000 is covered by our liability insurance and our insurer has placed this payment in an escrow account pending final approval of the Settlement. In addition, we are obligated to issue 400,000 shares of our common stock. The pending settlement would also obligate us to implement certain corporate governance changes, including an expansion or our Board of Directors to six members with independent directors comprising at least 2/3 of the total Board seats.

Bankruptcy Filing in Fiscal year 1997
-------------------------------------

         We filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, case number 97-22199-BKC-RBR, on April 11, 1997. On March 17, 1998, the U.S. Bankruptcy Court confirmed our First Amended Plan of Reorganization. As of June 10, 1998, our plan has been fully implemented.

Other Matters
-------------

         We are involved in various other litigation and legal matters, including claims related to intellectual property, product liability which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was held on February 26, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management.

         All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                                           Shares Voted           Votes
                                               "FOR"            Withheld
                                             ---------          --------
Bernard Appel                                7,986,945           52,617
Jay Bauer                                    7,986,945           52,617
Yi Ping Chan                                 7,373,655           665,907
Richard Ekstract                             7,616,891           422,671

         The proposal to approve an amendment to our Year 2001 Stock Option Plan to allow for the grant of stock awards under the Year 2001 Stock Option Plan was ratified and approved by the following votes:

Shares Voted         Shares Voted           Shares                   Broker
  "FOR"               "AGAINST"           "ABSTAINING"             "NON-VOTE"
-----------           ---------           ------------             ----------

1,921,599            1,351,142              45,720                   4,721,101

         The proposal to approve the appointment of Grant Thornton LLP as independent accountants for the Company for the year ended March 31, 2004, was ratified by the following vote:

Shares Voted         Shares Voted           Shares                   Broker
  "FOR"               "AGAINST"           "ABSTAINING"             "NON-VOTE"
-----------           ---------           ------------             ----------

7,605,366              8,122                  2,794                    --

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on the American Stock Exchange under the symbol "SMD." Set forth below is the range of high and low information for our common stock as traded on the American Stock Exchange during fiscal 2004 and fiscal 2003. This information regarding trading on AMEX represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.

                             FISCAL PERIOD                                        HIGH                LOW
                2004:
                First quarter (April 1 - June 30, 2003)                           $7.94              $2.85
                Second quarter (July 1 - September 30, 2003)                       5.03               2.70
                Third quarter (October 1 - December 31, 2003)                      4.43               1.80
                Fourth quarter (January 1 - March 31, 2004)                        2.43               1.14

                2003:
                First quarter (April 1 - June 30, 2002)                          $16.89             $12.06
                Second quarter (July 1 - September 30, 2002                       12.74               8.05
                Third quarter (October 1 - December 31, 2002)                     13.49               8.50
                Fourth quarter (January 1 - March 31, 2003)                        9.19               5.30

         As of July 1, 2004, there were approximately 311 record holders of our outstanding common stock.

COMMON STOCK

         We have never declared or paid cash dividends on our common stock and our Board of Directors intends to continue its policy for the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

         On March 14, 2002, we affected a 3 for 2 stock split for all shareholders on record as of March 4, 2002.

SALES OF UNREGISTERED SECURITIES

         Effective as of April 15, 2003, we issued an aggregate of 50,000 options to Jack Dromgold as consideration for services that he had rendered to us. The options had an exercise price of $7.60 per share and vested in five equal installments over a five year period beginning on January 1, 2004. We issued these options to Mr. Dromgold in reliance upon Section 4(2) of the Securities Act, because he was knowledgeable, sophisticated and had access to comprehensive information about us. We inadvertently failed to report these options in the first quarter of fiscal 2004. These options expired in March 2004, ninety days after Mr. Dromgold's resignation from our company.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                          *RESTATED

                                            2004             2003             2002*            2001*            2000
                                       ------------      ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS:
Net Sales                              $ 70,541,128      $ 95,613,766     $ 62,475,753     $ 34,875,351     $ 19,032,320
Earnings(loss) before income taxes     $(21,924,919)     $  1,416,584     $  8,184,559     $  4,188,021     $    577,686
Income tax expense (benefit)                758,505      $    198,772     $  1,895,494     $    494,744     $    160,299
Net earnings (loss)                    $(22,683,424)     $  1,217,813     $  6,289,065     $  3,696,277     $    737,985
BALANCE SHEET:
Working capital                        $ (1,382,929)     $ 15,281,023     $ 14,577,935     $  6,956,879     $  2,985,120
Current ratio                                  0.90              1.72             3.82             4.37             7.77
Property, plant and equipment, net     $    983,980      $  1,096,424     $    574,657     $    263,791     $     99,814
Total assets                           $ 14,761,572      $ 38,935,294     $ 21,403,196     $ 10,509,682     $  4,346,901
Shareholders' equity                   $    216,814      $ 17,685,364     $ 16,225,433     $  8,450,237     $  3,906,286
PER SHARE DATA:
Earnings (loss) per common share
- basic                                $      (2.65)     $       0.15     $       0.88     $       0.59     $       0.23
Earnings (loss) per common share
- diluted                              $      (2.65)     $       0.14     $       0.79     $       0.50     $       0.19
Cash dividends paid                            0.00              0.00             0.00             0.00             0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         We had a challenging year in the twelve month period ended March 31, 2004 ("fiscal 2004"). During fiscal 2004, we reported a net loss of $22.7 million, or $2.65 per diluted share, on sales of $70.5 million which compares to net income of $1.2 million in fiscal 2003 or $.14 per diluted share, on sales of $95.6 million. Sales decreased primarily from increased competition in the United States and in international markets. In fiscal 2003, we overestimated the demand for our products and as result had $25 million of excess inventory at year end. In addition, both our retail customers and our international distributors carried excess Singing Machine inventory into fiscal 2004, which impacted our ability to sell into the trade and distribution channels.

         Our gross profit decreased to $1.8 million or 2.6% of total revenues in fiscal 2004 compared to gross profit of $23.3 million or 24.4% of total revenues in fiscal 2003. Our net loss for fiscal 2004 was $22.7 million, which includes several unusual operating expenses: litigation expenses severance expenses, lease termination costs, write off of prepaid royalties tooling impairment charges, write off of capitalized cost of reorganization intangible.

         In July 2003, we made a decision to restate our audited financial statements for the fiscal years ended March 31, 2002 and March 31, 2001 because we revised our position on the taxation of the income of International SMC, our Hong Kong subsidiary. See "Restatement" on pages 12-13. As a result of this restatement we were named as a defendant in several class action lawsuits and a derivative lawsuit. The shareholder complains were consolidated into one lawsuit in the United States District Court for Southern Florida. We entered into a settlement agreement with the class action plaintiffs in April 2004 and are waiting for final approval of the settlement on July 30, 2004. See "Legal Proceedings" on page 9. We incurred approximately $706,000 for the settlement and related expenses, net of reimbursement from our insurance carrier.

         In July 2003, we raised $1 million in subordinated debt financing from an investment group comprised of an officer, directors and an associate of one of our directors. On August 19, 2004, LaSalle amended the credit agreement, which extended the loan until March 31, 2004 and waived the condition of default. On September 8, 2003, we raised $4 million in an offering of 8% convertible subordinated debentures to six accredited investors. The proceeds of the debenture were used to pay down our accounts payable liabilities, finance operations and pay down a portion of our loan with LaSalle. On December 31, 2003, we again violated the tangible net worth requirement and working capital requirements under our credit agreement with LaSalle. On January 31, 2004, we paid off our loan with LaSalle and LaSalle released its security interests in our assets. We entered into a factoring agreement with Milberg Factors effective as of February 9, 2004.

         Despite the reduction in expenses and the additional capital, we still had minimal liquidity during fiscal 2004. As such, we were forced to sell excess inventory at or below cost. During fiscal 2004, we sold approximately 20.2% of our inventory at prices at or below cost. As such, our gross profit decreased to 2.6% of our net sales. As of March 31, 2004, we did not have any advances outstanding under our factoring agreement with Milberg; however, we were in violation of the covenants relating to working capital and tangible net worth. Because of our limited liquidity, we received a going concern uncertainty paragraph on our audited financial statements for fiscal 2004. Although our cash on hand as of July 1, 2004 is limited, we believe that we will have sufficient cash from operations to fund our operating requirements for the next three months. After three months, we expect to begin collecting accounts receivable from the sales of our karaoke products in the second and third quarters. If there is a need for additional funds, short term loans will be obtained. See "Liquidity" beginning on page 17. We will continue to sell older inventory models at discounted prices to generate cash as well as continuing to reduce operating expenses.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                               2004       2003       2002*
Total revenues                                100.0%     100.0%     100.0%
Cost of sales                                  97.4%      75.6%      65.4%
Operating expenses                             31.2%      22.7%      21.4%
Operating (loss) income                      (28.6%)       1.7%      13.2%
Other (expenses), income, net                 (2.5%)     (0.2%)     (0.1%)
(Loss) Income before taxes                   (31.1%)       1.5%      13.1%
Provision (benefit) for income taxes            1.1%        .2%       3.0%
(Loss) income                                (32.2%)       1.3%      10.1%

*AS RESTATED.

RESTATEMENT OF FINANCIAL STATEMENTS

         In June 2003, management revised its position on taxation of its subsidiary's income by the United States and by the Hong Kong tax authorities.

         With regard to taxation in Hong Kong, our subsidiary had previously applied for a Hong Kong offshore claim income tax exemption based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in the consolidated financial statements as of March 31, 2002 and 2001. However, full disclosure was previously reflected in the audited financial statements for years ended March 31, 2002 and 2001 of the estimated amount that would be due to the Hong Kong tax authority should the exemption be denied. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management has determined to restate the 2002 and 2001 consolidated financial statements to provide for such taxes. The effect of such restatement is to increase income tax expense by $748,672 and 468,424 in fiscal 2002 and 2001, respectively. However, we can claim United States foreign tax credits in 2002 for these Hong Kong taxes, which is reflected in the final restated amounts.

         With regard to United States taxation of foreign income, we had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,027,545 in fiscal year 2002, which includes the utilization of the foreign tax credits referred to above.

         The net effect of the above two adjustments is to decrease net income by $1,776,217 and $468,424 in fiscal 2002 and 2001. The net effect on net income per share is to decrease net income per share basic and diluted by $0.25 and $0.23, respectively in fiscal 2002 and decrease net income per share basic and diluted by $0.07 and $0.06, respectively in fiscal 2001.

FISCAL YEAR ENDED MARCH 31, 2004 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2003
-------------------------------------------------------------------------------

NET SALES

         Net sales for the fiscal year ended March 31, 2004 decreased to $70.5 million compared to revenues of $95.6 million in the fiscal year ended March 31, 2003. The decrease in net sales was due to both decreases in unit volume as well as pricing, due to increases in competition in the United States and international markets. In fiscal year 2004, 61% of our sales were direct sales, which represent sales made by International SMC, and 39% were domestic sales, which represent sales made from our warehouse in the United States.

         The sales decreases occurred in all segments of our business. Our total hardware sales decreased to $67.7 million, in fiscal 2004 compared to total hardware sales of $87 million in fiscal 2003. The total decrease of hardware sales of $19.3 million from the previous year sales level is the primary due to the increasing market competition. Also we had to lower our price in order to move the overstocked inventory from fiscal year 2003.

         In addition, there was a significant decrease in our music sales. Music sales decreased to $2.8 million, or 4% of net sales, in fiscal 2004, compared to $9.1 million, or 9.5% of net sales, in fiscal 2003. The decrease in music sales is also a result of increased competition in this category, both domestically as well as internationally.

GROSS PROFIT

         Gross profit for fiscal 2004 was $1,818,550 or 2.6% of total revenues compared to $23,284,731 or 24.4% of sales for fiscal 2003. The decrease in gross margin compared to the prior year is primarily due to the following factors: (i) write-down of inventories, (ii) sales made at lower prices to generate cash from operation, (iii) increased sales by International SMC, the gross profit margin is lower for the sales shipped from Hong Kong due to the volume discount and reduction of the warehousing and insurance expenses and (iv) tooling impairment cost of $443,000.

         At the end of fiscal 2004, our inventory levels were much higher than we expected. We determined that due to liquidation sales, inventory would be sold at a loss; therefore, a decrease in the value of specific inventory items was made. The total amount of the provision for inventory was $6.6 million in fiscal 2004 compared to a provision of $3.7 million in fiscal 2003.

         In addition to the write-down of inventories, due to competitive price pressure, a significant amount of sales shipped in current year were made at lower margins than in previous years. In the fourth quarter, we sold $1 million of inventory with a negative margin of $366,751 (after applying inventory valuation reserves).

         Our product line did not sell as well as our retailers and mass merchants had expected. As a result, we agreed to give our customers pricing concessions and allowed them to return inventory to us. We issued over $1 million in customer credits during the fourth quarter, which reduced our sales and gross profit margins equally. Our gross margins were also negatively affected by the return of $1.8 million in inventory.

         Our decrease in our gross margin percentage in fiscal 2004 compared to fiscal 2003 was also reduced by the mix of our sales. The percentage of sales made by our Hong Kong subsidiary increased from 52% of the total sales in fiscal 2003 to 61% in fiscal 2004. Usually, sales made by International SMC historically maintain a lower gross profit margin because there are no variable expenses from these sales. Other variable expenses that are normally included with sales are advertising allowances, returns and commissions.

         Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses

OPERATING EXPENSES

         Operating expenses were $22,013,849 or 31.2% of net sales in fiscal 2004 compared to $21,670,501 or 22.7% of net sales in fiscal 2003. The primary factors that contributed to the increase in operating expenses are:

         o Increased compensation expenses in the amount of $953,000 in fiscal 2004 of which approximately $323,000 was for severance payments to four former executive officers,
         o Increased selling, general and administrative expenses of $2,706,000 due to
                  o increased legal fees in the amount of $1,080,000 of which approximately $706,000 was for the class action settlement, and increased consulting fees in the amount of approximately $370,000 which was related to consulting work performed by our lender,
                  o increased rent expenses in the amount of $690,000 due to the expansion of the warehouse facility in Rancho Dominguez in fiscal 2003. The increase warehouse space was necessary to stock the unanticipated unsold inventories in fiscal year 2004 and expenses of $180,000 for early termination of the lease in Rancho Dominguez, California
                  o a write off of the capitalized cost of reorganization of $185,000,
                  o increased accounting expenses in the amount of $426,000, which was due to the additional work needed to restate our financial statements for the fiscal years ended March 31, 2001 and 2002 and work required on the filing of certain registration statements and
                  o increased bank fees and loan cost in the amount of $271,000, which was related to the loan agreement with Lasalle bank.

         This increase in expenses was offset by decreases in our advertising expenses and our freight and handling charges in the amount of $2,692,000 and $689,000, respectively. Advertising expense consists of two components: co-operative advertising and direct advertising expense. Co-operative advertising is paid directly to the customer and the allowances are based on the amount of sales. The customer provides copies of advertising on which these funds are spent, but has complete discretion as to the use of these funds. As we believe that there is a separate and identifiable benefit associated with the co-operative advertising, such amounts are recorded as a component of operating expenses. Co-operative advertising expenses decreased to $2,340,439 in fiscal 2004 compared to $5,032,367 in fiscal 2003 because our sales decreased. Our royalty expenses were $2,294,727 in fiscal 2004 compared to $2,257,653 in fiscal 2003. Our royalty expenses in fiscal 2004 included a write-off of $980,000 in pre-paid royalties under our licensing agreement with MTV.

DEPRECIATION AND AMORTIZATION

         Our depreciation and amortization expenses were $750,359 for fiscal 2004 compared to $622,298 for fiscal 2003. This increase in depreciation and amortization expenses can be attributed to our investment in tooling and dies for the new models, in addition to the acceleration in the depreciation method used to write off the useful life of the tools and dies.

NET OTHER EXPENSES

         Net other expenses were $1,729,620 in fiscal 2004 compared to $197,646 in fiscal 2003. Net other expenses increased because our interest expense increased to $1.7 million in fiscal 2004 compared to $406,000 in fiscal 2003. Our interest expense increased because we recorded $917,853 for the amortization of the discount and related deferred financing fees on our convertible debentures and approximately $800,000 relates to interest expense on the LaSalle loan, interest on the convertible debentures, interest on the insiders loan, and interest expense incurred at our Hong Kong subsidiary. We expect interest expense to increase further in fiscal 2005, as we will have a full year's worth of amortization of the discount on the convertible debentures and related deferred financing fees.

INCOME BEFORE TAXES

         We had a net loss before taxes of $21,924,919 in fiscal 2004 compared to net income of $1,416,584 in fiscal 2003.

INCOME TAX EXPENSE

         Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. At December 31, 2003 and March 31, 2004, we concluded that a valuation allowance was needed against all of our deferred tax assets, as it was not more likely than not that the deferred taxes would be realized. At March 31, 2004 and 2003, we had gross deferred tax assets of $8.2 million and $1.9 million, against which we recorded valuation allowances totaling $8.2 million and $0, respectively.

         For the fiscal year ended March 31, 2004, we recorded a tax provision of $758,505. This occurred because the valuation allowance established against our deferred tax assets exceeded the amount of the benefit created from carrying back a portion of the current year's losses. The carry-back of the losses from the current year resulted in an income tax receivable of $1.1 million, which is included in refundable tax in the accompanying balance sheets. We have now exhausted our ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that we has future taxable income.

         Our subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2004 due to the subsidiary's net operating loss for the year. Hong Kong income taxes payable totaled $2.4 million at March 31, 2004 and 2003 and is included in the accompanying balance sheets as income taxes payable.

         We effectively repatriated approximately $2.0 million, $5.6 million and $5.7 million from our foreign operations in 2004, 2003 and 2002, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. We have no remaining undistributed earnings of our foreign subsidiary.

         We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET LOSS/NET INCOME

         As a result of the foregoing, we had a net loss of $22.7 million in 2004 compared to net income of $1.2 million in fiscal 2003.

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2002

NET SALES

         Net sales for the fiscal year ended March 31, 2003 increased 53.0% to $95,613,766 compared to $62,475,753 for the fiscal year ended March 31, 2002. Our growth was driven in large part by the addition of international sales in Europe, Asia, and Australia. We also generated $30,884,344 million or 32.3% of our net sales from products sold under the MTV license in fiscal 2003.

         Strong sales of our music titles were also driving forces in our revenue growth for fiscal 2003. In fiscal 2003, our sales of music increased to $8,894,743 or 9.3% of sales as compared to $6,306,547 or 10.1% of net sales in fiscal 2002. In fiscal 2004, 52% of our sales were direct sales, which represent sales made by International SMC, and 48% were domestic sales, which represent sales made from our warehouse in the United States.

GROSS PROFIT

         Gross profit for the fiscal year ended March 31, 2003 was $23,284,731 or 24.4% of sales as compared to $21,622,913 or 34.6% of sales for the fiscal year ended March 31, 2002. The decrease in gross margin compared to the prior year is due primarily to the following factors: (i) increased sales from International SMC both to domestic and international customers; (ii) a write down of the value of inventory and (iii) a reduction of sales due to a guaranteed gross profit agreement with Transworld.

         International sales were primarily in Europe, Canada and Australia. Sales to international customers historically maintain lower selling prices, and thus, a lower gross profit margin. The main reason for this is that the sales are made to distributors in those countries and there are no additional variable expenses. Other variable expenses that are seen in conjunction with U.S. sales are advertising allowances, handling charges, returns and commissions.

         In fiscal 2003, we entered into a guaranteed gross profit agreement with Transworld, a specialty music retailer. We guaranteed Transworld that it would earn a minimum gross profit of $3,573,000 from the sale of our karaoke products during the period between September 1, 2002 through January 15, 2003. Under this agreement, we agreed to pay Transworld for the difference between the gross profit earned on its sales of our karaoke products and the minimum guarantee. As of the settlement date of the contract, Transworld had not realized the minimum guarantee of gross profit. As such, we had to provide them with a check in the amount of $2.5 million, which was recorded in the fourth quarter of fiscal 2003 as a reduction to revenue.

         At the end of fiscal 2003, our inventory level was much higher than we had expected. As of March 31, 2003, we had inventory on hand of $25 million. We determined that due to liquidation sales, inventory would be sold at a loss; therefore, a decrease in the value of specific inventory items was made. The total amount of the provision for inventory was $3,715,357 at March 31, 2003.

         Gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

OPERATING EXPENSES

         Operating expenses were $21,670,501 or 22.7% of total revenues in fiscal 2003 up from $13,387,533 or 21.4% of total revenues, in fiscal 2002. The primary factors that contributed to the increase of approximately $8.3 million in operating expenses for the fiscal year 2003 are:

         o increased advertising expenses of $2,654,729 due to increased use of our outside advertising agency to oversee more advertising projects for us, the production of a television commercial, as well as cooperative advertising with customers, which is variable based on the level of sales
         o the increase in depreciation in the amount of $239,686 due to the addition of molds for new product additions for fiscal year 2003,
         o compensation expense in the amount of $1,151,012 due to the addition of key personnel in Florida, at our California facility and at International SMC, which include the executive vice-president of sales, sales administration, music licensing coordinator, and music production personnel, as well as warehouse employees and repair personnel.
         o increased freight and handling charges to customers in the amount of $869,525,
         o expansion of the California warehouse and its associated expenses in the amount of $873,919,
         o expansion of International SMC's operations and its related expenses, in the amount of $580,906.
         o increases in product development fees for the development of future product in the amount of $571,370.

         Other increases in operating expenses were to selling expenses, which are considered variable. These expenses are based directly on the level of sales and include royalty expenses and commissions. We also incurred $79,000 of expenses for catalogue expenses and show expenses. These expenses are not variable and do not change based on the level of sales. Show expenses are costs that are associated with the Consumer Electronics Show and Toy Fair, such as promotional materials, show space and mock up samples.

         Our advertising expense increased $2,654,729 for the fiscal year ended March 31, 2003 as compared to fiscal 2002. Advertising expense consists of two components: co-operative advertising and direct advertising expense. Co-operative advertising is paid directly to the customer and the allowances are based on the amount of sales. The customer provides copies of advertising on which these funds are spent, but has complete discretion as to the use of these funds. As we believe that there is a separate and identifiable benefit associated with the co-operative advertising, such amounts are recorded as a component of operating expenses. Co-operative advertising expenses accounted for $2,320,705 of the increase in advertising expenses. In fiscal 2002, we embarked on our first television advertising and continued with the use of print advertising, radio spots, sponsorships, promotions and other media. This is considered direct advertising, whereby we actually contract for advertising of the product. The increased costs for our advertising firm were $334,024 over the prior year. The expense for direct advertising is at our discretion and is not variable based on the level of sales attained. Both of these types of advertising are direct expenses of the Company.

DEPRECIATION AND AMORTIZATION

         Our depreciation and amortization expenses were $622,298 for the fiscal year ended March 31, 2003 as compared to $394,456 for the fiscal year ended March 31, 2002. The increase in depreciation and amortization expenses can be attributed to the Company's acquisition of new molds and tooling for our expanded product line, as well as minimal costs for additional computer equipment and furniture for additional personnel.

OTHER EXPENSES

         Net other expenses were $197,646 for the fiscal year ended March 31, 2003 as compared with net other expenses of $50,821 for the fiscal year ended March 31, 2002. Our interest expense increased during the fiscal year ended March 31, 2003 compared to the same period of the prior year primarily due to our increased borrowings under our credit facility with LaSalle during this period. Prior to August 2002, we had cash reserves to fund operations and did not need to borrow under our revolving credit facility. However, in August 2002, we began borrowing our credit facility with LaSalle. Our interest income decreased from $16,934 during the fiscal year 2002 to $11,943 during the fiscal year 2003 due to our interest earning's cash balance is lower than previous year. We expect interest expense to increase in fiscal 2004 as compared to prior years due to the credit facility accruing interest at a higher rate, effective as of August 19, 2003 when we entered into the Fourteenth Amendment to our credit facility. As of December 31, 2003, our credit facility accrued interest at 6.5%, which is prime plus 2.5%, our former default rate. Since interest is calculated based on the average monthly balance of the credit facility, we can not reasonably estimate the degree to which this year's expense will exceed last years. We do know, however, that the interest spread is 1.75% higher than in the same period last year.

INCOME TAX EXPENSE

         Our tax expense is based on an aggregation of the taxes on earnings of International SMC and our domestic operations. Income tax rates in Hong Kong are approximately 16%, while the statutory income tax rate in the United States is 34%. Our effective tax rate in fiscal 2003 was 14% as compared to 23% in fiscal 2002. This decrease in the effective tax rate is a result of our company generating a pretax loss in the United States in fiscal 2003, resulting in a tax benefit, as compared to pretax income in the United States in fiscal 2002. Our future effective income tax rate will fluctuate based on the level of earnings of International SMC and our domestic operations.

NET INCOME

         As a result of the foregoing, our net income was $1,217,812 for the fiscal year ended March 31, 2003 compared to net income of $6,289,065 for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had cash on hand of $356,342 and current assets of $13,161,819. Our current assets consist primarily of cash on hand of $356,342, restricted cash of $874,283, accounts receivable of $3.8 million, inventories of $5.2 million, an insurance receivable of $800,000 for settlement of the class action lawsuit and a refundable tax credit of $1.18 million.

         As of March 31, 2004, our current liabilities consist of accounts payable of $3.9 million, accrued expenses of $3.48 million, customer credit on account of $2.1 million, a bank overdraft of $62,282, subordinated debt of $1 million and an income tax payable of $2.44 million. Our most significant account payable is a $2.4 million obligation to a factory in China. We have agreed to a verbal payment plan with the factory, which provides that we will begin making payments in September 2004. The payments will continue through the year end March 2005, We are current on approximately 80% of our accounts payable.

         We entered into a factoring agreement with Milberg Factors, effective as of February 9, 2004. Pursuant to the agreement, Milberg, at its discretion, will advance us the lesser of 80% of our accounts receivable or $3.5 million. All receivables submitted to Milberg are subject to a fee equal to 0.8% of the gross invoice value. The average monthly balance of the line will incur interest at a rate of prime plus .75%. Other terms of the agreement include minimum fees of $200,000 per calendar year and include covenants requiring the Singing Machine to maintain $7.5 million of tangible net worth and $7.5 million of working capital at all times as defined in the agreement. To secure these advances, Milberg received a security interest in all of our accounts receivable and inventory located in the United States and a pledge of 66 2/3% of the stock in International SMC (HK) Ltd., our wholly-owned subsidiary. This agreement is effective for an initial term of two years, with successive automatic renewals unless either party gives notice of termination.

         We borrowed approximately $250,000 under the factoring agreement in the fourth quarter of fiscal 2004 and repaid all outstanding amounts. As of March 31, 2004, we did not have any advances outstanding under the factoring agreement; however, we were in violation of the covenants relating to working capital and tangible net worth. We terminated our factoring agreement with Milberg Factors, effective as of July 14, 2004. We paid a $25,000 fee to terminate this agreement prior to the scheduled expiration date of February 9, 2006. Milberg has agreed to release its security interest in all our assets and accounts receivable. We are now actively seeking financing from other sources.

         Our Hong Kong subsidiary, International SMC, has access to credit facilities at Hong Kong Shanghai Bank and Fortis Bank. The primary purpose of the facilities is to provide International SMC with access to letters of credit so that it can purchase inventory for direct shipment of goods into the United States and international markets. The facilities are secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with the lender. The maximum available credit under the facilities is $2.0 million. The balance at March 31, 2004 and 2003 was $62,282 and $316,646, respectively. The interest rate is approximate 4% per annum. As of March 31, 2004 there was no availability under these facilities.

         As of June 1, 2004, our cash on hand is limited. Our average monthly operating costs are approximately $600,000 and we expect that we will need approximately $1.5 million for working capital during the next three month period between July and September. Our primary expenses are normal operating costs including salaries, payments under the severance agreements for two of our former executives, lease payments for our warehouse space in Compton, California and other operating costs.

         On July 14, 2004, a director Jay Bauer has advanced the Company a short term loan of $200,000, to be used to meet working capital obligations. The loan bears interest at 8.75% per annum and is due on demand.

         Our commitments for debt and other contractual arrangements are summarized as follows:

                                                                     YEARS ENDING MARCH 31,
                                      -------------------------------------------------------------------------------------
                                         TOTAL          2005           2006           2007           2008         2009
                                      ----------     ----------     ----------     ----------     ----------     ----------
Merchandise License Guarantee         $  525,000     $  375,000     $  150,000             --             --             --
Property Leases                       $2,657,506     $  838,792     $  579,851     $  495,545     $  371,659     $  371,659
Equipment Leases                      $  120,263     $   71,746     $   19,502     $    7,969     $   13,044     $    8,002
Subordinated Debt-related parties     $1,000,000             --     $1,000,000             --             --             --
Convertible Debentures                $4,000,000             --     $4,000,000             --             --             --

         Each of the contractual agreements (except the equipment leases) provides that all amounts due under that agreement can be accelerated if we default under the terms of the agreement. For example, if we fail to make a minimum guaranteed royalty payment that is required under a Merchandise License Agreement on a timely basis, the licensor can declare us in default and require that all amounts due under the Merchandise License Agreement are immediately due and payable.

         Merchandise license guarantee reflects amounts that we are obligated to pay as guaranteed royalties under our various license agreements. In fiscal 2005, we have guaranteed minimum royalty payments under our license agreements with Care Bears, MTV and Motown (Universal Music).

         We have leases for office and warehouse space in California, Florida and Hong Kong. We have equipment leases for forklifts and copy machines.

         On September 8, 2003, we issued an aggregate of $4,000,000 of 8% convertible debentures in a private offering to six accredited investors. The debentures initially are convertible into 1,038,962 shares of our common stock at $3.85 per share, subject to adjustment in certain situations. We also issued an aggregate of 457,143 warrants to the investors. The exercise price of the warrants is $4.025 per share and the warrants expire on September 7, 2006. We have an obligation to register the shares of common stock underlying the debentures and warrants.

         On February 9, 2004 we amended our convertible debenture agreements to increase the interest rate to 8.5% and to grant warrants to purchase an aggregate of 30,000 shares of our common stock to the debenture holders on a pro-rata basis. These concessions are in consideration of the debenture holder's agreements to (i) enter into new subordination agreements with Milberg, (ii) to waive all liquidated damages due under the transaction documents through July 1, 2004 and (iii) to extend the effective date of the Form S-1 registration statement until July 1, 2004. The new warrants have an exercise price equal to $1.52 per share and the fair value of these warrants was estimated by using the Black-Scholes Option-Pricing Model and totaled $30,981. This amount was expensed as a component of selling, general and administrative expenses. Pursuant to the convertible debenture agreements, we were required to register the shares of common stock underlying the debentures and detachable stock purchase warrants issued in connection with the debentures. The registration of the common shares was required to be effective by July 1, 2004. Because we did not have the registration statement declared effective by July 14, 2004, we are in technical default of the convertible debenture agreements. As such, we are accruing liquidated damages in the amount of $80,000 per month. Additionally, the convertible debenture holders could declare us in default of the convertible debentures and accelerate all payments due under the convertible debentures, which is the principal amount of $4 million plus any liquidated damages and other fees that are assessed. One of the reasons that we are in technical default is because we have not received all the information that we have requested from the debenture holders for the registration statement. We are working to cure our event of default by filing the registration statement as soon as possible. Additionally, we are trying to enter into another amendment of the convertible debentures and transaction documents with the convertible debenture holders which would extend the filing date for the registration statement and eliminate all liquidated damages. There can be no assurances that we will be able to enter into an amendment of the convertible debenture agreements.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

         During the three month period between July and September, we plan on financing our working capital needs from

         (i)      Collection of accounts receivable;

         (ii)     Sales of existing inventory;

         (iii) Seeking additional financial company for advance in account receivables.

         (iv) Continued support from factories in China in financing our purchases of karaoke machines for fiscal 2005; and

         (iv) Utilizing credit facilities that are available to International SMC to finance all direct shipments.

         Our sources of cash for working capital in the longer term, the six month period between September and March 2004, are the same as our sources during the short term. We expect to receive a tax refund of $1.1 million at the end of September 2004. If we need additional financing we intend to approach Milberg and request that it modify the terms of its factoring agreement or permit us to obtain financing from a third party. However, we can not assure that Milberg will be willing to waive any of the conditions of the factoring agreement and/or let us seek capital from a third party. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue our operations.

         During fiscal 2005, we will strive to keep our operating costs at a minimum. In order to reduce the need to maintain inventory in our warehouse in California and Florida, we intend to generate a larger share of our total sales through sales directly from International SMC. The goods are shipped directly to our customers from the ports in China and are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for their shipment, duty, clearance and freight charges to their locations. These sales in which the customer purchase the good for delivery at a specific destination are referred to as "FOB" sales. We will also assist our customers in the forecasting and management of their inventories of our product.

         We are also planning to finance a significant amount of our sales with customer issued letters of credit, using International SMC's credit facility with Hong Kong Bank and relying on financing from one of our factories in China. We anticipate that total purchases of approximately $28 million that will be financed by the above methods. We currently expect to order approximately $8 million in new inventory, which will be financed by using International SMC's credit facility and financing from a Chinese factory.

         However, these purchase orders can be cancelled at any time prior to delivery and we can not assure you that our customers will complete these purchases. In the event that we do not sell sufficient products in our second and third quarter, we have considered other sources of financing, such as trying to secure an additional credit facility, private offerings and/or a venture capital investment. We expect that our profit margin for sales of our karaoke products will continue to be under price pressure, because of the older competition in the marketplace. During fiscal 2005, we plan on introducing three new karaoke machines which will command higher prices and a higher profit margin. The Company also will continue to cut our operating expenses.

We may incur an operating charge in fiscal 2004. In connection with the settlement of the class action lawsuit, we have agreed to issue approximately 400,000 share of our common stock to the class action plaintiffs. The convertible debentures and warrants provide that if we issue any additional securities at a price that is lower than the set price of the debentures and the warrants, the price of the debentures and warrants will be adjusted accordingly. However, there is an exception for the stock issued for acquisitions or strategic investments, the primary purpose of which is not for raise capital. We believe that the issuance of the securities to the class action plaintiffs may fall with this exception. We will need to discuss the issue with the institutional investors to see if they agree with our position. There can be no assurances that they will agree with our position that the conversion price of the debentures and the exercise price of the warrants should not be adjusted.

         Additionally, we are in default of the convertible debenture agreements and related transaction documents. Under the terms of the convertible debentures, we are accruing liquidated damages of $80,000 for each month that we do not have a registration statement filed.

         Except for the foregoing, we do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way. In addition, except for the Singing Machine's need for additional capital to finance inventory purchases, the Singing Machine knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Singing Machine's liquidity increasing or decreasing in any material way

EXCHANGE RATES

         We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

         Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 86% of net sales in fiscal 2004 and 2003, and 81% of net sales in fiscal 2002.

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

CRITICAL ACCOUNTING POLICIES

         We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results included accounts receivable - allowance for doubtful accounts, reserves on inventory, deferred tax assets and our Hong Kong income tax exemption.

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

         INCOME TAXES. Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. At December 31, 2003 and March 31, 2004, we concluded that a valuation allowance was needed against all of our deferred tax assets, as it was not more likely than not that the deferred taxes would be realized. At March 31, 2004 and 2003, we had gross deferred tax assets of $8.2 million and $1.9 million, against which we recorded valuation allowances totaling $8.2 million and $0, respectively.

         For the fiscal year ended March 31, 2004, we recorded a tax provision of $758,505. This occurred because the valuation allowance established against our deferred tax assets exceeded the amount of the benefit created from carrying back a portion of the current year's losses. The carry-back of the losses from the current year resulted in an income tax receivable of $1.1 million, which is included in refundable tax in the accompanying balance sheets. we have now exhausted our ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

         Our subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2004 due to the subsidiary's net operating loss for the year. Hong Kong income taxes payable totaled $2.4 million at March 31, 2004 and 2003 and is included in the accompanying balance sheets as income taxes payable.

         We effectively repatriated approximately $2.0 million, $5.6 million and $5.7 from its foreign operations in 2004, 2003 and 2002, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. We have no remaining undistributed earnings of the Company's foreign subsidiary.

         We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

         OTHER ESTIMATES. We makes other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

         Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS

         As of July 1, 2004, our cash on hand is limited. We need approximately $1.5 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. See "Liquidity" beginning on page 17. As of March 31, 2004, our inventory was valued at $5.2 million. If these sources do not provide us with adequate financing, we may try to seek financing from a third party. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to run our business. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED TO INSOLVENT AND WE MAY GO OUT OF BUSINESS

         As of March 31, 2004, our cash position is limited. We are not able to pay all of our creditors on a timely basis. We are current on approximately 80% of our accounts payable, which total $3.9 million as March 31, 2004. We are not current on our account payable of $2.4 million to our factory in China. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AS OF MARCH 31, 2004 AND 2003

         We received a report dated June 16, 2004 from our independent certified public accountants covering the consolidated financial statements for our fiscal year ended March 31, 2004 that included an explanatory paragraph which stated that the financial statements were prepared assuming the Singing Machine would continue as a going concern. This report stated that our operating performance in fiscal 2004 and our minimal liquidity raised substantial doubt about our ability to continue as a going concern. If we are not able to raise additional capital,we may need to curtail or stop our business operations. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

WE ARE IN TECHNICAL DEFAULT OF THE TERMS OF THE CONVERTIBLE DEBENTURES AND
THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL RESULTS IF WE ARE DEEMED TO BE IN DEFAULT

         We are in technical default of the terms of the $4 million in convertible debentures that we issued to 6 institutional investors in September 2003. We had an obligation to have the registration statement registering the securities issued to the institutional investors filed and declared effective by July 1, 2004. As of July 14, 2004, the registration statement has not been declared effective. As such, under the terms of the registration rights agreement we are accruing liquidated damages in the amount of $80,000 for each month that the registration statement is not declared effective. Additionally, the institutional investors could declare us in default of the convertible debentures and demand repayment of the debentures and all other amounts due under the transaction documents evidencing their $4 million investment.

IF WE ARE UNABLE TO EFFECTIVELY AND EFFICIENTLY IMPLEMENT OUR PLAN TO REMEDIATE THE MATERIAL WEAKNESSES WHICH HAVE BEEN IDENTIFIED IN OUR INTERNAL CONTROLS AND PROCEDURES, THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS

         We have identified a number of material weaknesses in our internal controls and procedures in connection with the audit of our financial statements for fiscal 2004. See " Controls and Procedures" on page 30. The deficiencies in our internal controls relate to:

         - weaknesses in our financial reporting processes as a result of a lack of adequate staffing in the accounting department,

         -    accounting for consigned inventory and inventory costing.

         We are implementing a number of procedures to correct these weaknesses in our internal controls. However, no assurances can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified material weaknesses in our prior controls and procedures. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during our implementation of these changes. If we are unable to implement these changes effectively or efficiently there could be a material adverse effect on our operations or financial results.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW

         We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2004, 2003 and 2002 were approximately 53%, 67% and 87%, respectively. In fiscal 2004, three customers accounted for 20%, 12% and 8% of our net sales. The customers are Arbiter, Giochi and Best Buy respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2005, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY , IT WOULD REDUCES OUR REVENUES AND PROFITABILITY

         We have worked out a verbal agreement with a factory in China to produce all of our karaoke machines for fiscal 2005. We owe this factory approximately $2.4 million as of June 30, 2004 and have worked out a payment plan with it. See "Liquidity" beginning on page 17. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY

         In fiscal 2004 and 2003, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $1.8 million, or 2.5% of our net sales in fiscal 2004. Best Buy, one of our largest customers, returned approximately $2.75 million in karaoke products that it had not been able to sell during the Christmas season in fiscal 2003. Best Buy agreed to keep this inventory in its retail stores, but converted the sale to a consignment sale. Although we were not contractually obligated to accept this return of the karaoke products in fiscal 2004 or fiscal 2003, we accepted the return of the karaoke products because we valued our relationship with our customers. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY

         Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In our fiscal year ended March 31, 2004, our sales to customers in the United States decreased because of increased price competition. During fiscal 2004, we sold 20.2% of our karaoke machines at prices that were equal to or below cost. We will not be able to stay in business if we continue to sell our karaoke machines at prices that are at or below cost. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our selling prices. In fiscal 2004, we gave our customers $2.1 million of credit on account because the sell-through of our products was not as strong as we had expected. We also gave them advertising allowances in the amount of $2.3 million during fiscal 2004 and $4.1 million during fiscal 2003. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED

         Because of our reliance on manufacturers in Asia for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. We overestimated demand for our products in fiscal 2004 and had $25.2 million in inventory as of March 31, 2003. Because of this excess inventory, we had liquidity problems in fiscal 2004 and our revenues, net income and cash flow were adversely affected. We had a net loss of $22.7 million in fiscal 2004 and our cash flow was limited in fiscal 2004.

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME

         Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2003, we had $25.2 million in inventory on hand, which impacted our cash flow and liquidity from operations in fiscal 2004. As of March 31, 2004, our inventory was valued at $5.2 million, after a $6.6 million reserve had been taken. It is important that we sell this inventory during fiscal 2005, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT COMPETITIVE MARKET


         Over the past year, our gross profit margins have decreased. In the fiscal year ended March 31, 2004, our gross profit margin was 2.6% of net sales compared to 24.4% of net sales in fiscal year ended March 31, 2003. This decline resulted from the closeout of older models and excessive inventory, price competition and increased sales by International SMC. Sales made by International SMC increased from 52% of our sale in fiscal 2003 to 61 % in Fiscal 2004. International SMC delivers our karaoke products to customers directly from our manufacturer's factories in China and therefore does not provide logistics, handling, warehousing and just in time inventory support, which services are provided by our parent company in the United States. Accordingly, the average sales price per unit realized by International SMC is significantly lower than that of our parent company in the United States. We expect further price competition and a continuing shift of sales volume to International SMC. Accordingly, we expect that our gross profit margin will decrease in fiscal 2005.


OUR SENIOR CORPORATE MANAGEMENT TEAM IS NEW TO THE SINGING MACHINE AND IS REQUIRED TO DEVOTE SIGNIFICANT ATTENTION TO OUR FINANCING AGREEMENTS AND SETTLING OUR CLASS ACTION LAWSUITS

         Beginning on May 2, 2003, through the present date, four of our executive officers have resigned We hired a new Chief Operating Officer, Yi Ping Chan on April 1, 2003, and a new Chief Financial Officer, Jeff Barocas, on April 9, 2004. Three new directors have joined our Board since October 31, 2004 and one of them has resigned since that date. Bernard Appel joined our Board effective as of October 31 and Harvey Judkowitz joined on March 29, 2004. Richard Ekstract jointed our Board on October 31, 2003 and resigned for personal reasons on June 2, 2004. We are in the process of searching for a new Chief Executive Officer and new directors. It will take some time for our new management and our new board of directors to learn about our business and to develop strong working relationships with each other and our employees. Our new senior corporate management's ability to complete this process has been and continues to be hindered by the time that it needs to devote to other pressing business matters. New management needs to spend significant time on overseeing our liquidity situation and overseeing legal matters, such as our class action lawsuit. We cannot assure you that this major restructuring of our board of directors and senior management and the accompanying distractions, in this environment, will not adversely affect our results of operations.

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

         We are named as a defendant in a class action lawsuit which arose from the restatement of our financial statements for fiscal 2002 and 2001. In this lawsuit, the plaintiffs allege that our executive officers and our company violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The plaintiffs seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that our officers falsely represented the Company's financial results during the relevant class periods. In March 2004, we have entered into a settlement agreement with the class action plaintiffs. See "Business - Legal Matters." This settlement is subject to approval by the court and the shareholders who are members of the class action lawsuit at a hearing which will be held on July 30, 2004.

         If this settlement agreement is not approved by the court and members of the class action lawsuit, we will need to expend additional times and resources on resolving this matter, whether through continued settlement discussions or through litigation. If a significant monetary judgment is rendered against us, we are not certain that we will have the ability to pay such a judgment. Any losses resulting from these claims could adversely affect our profitability and cash flow.

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUT MTV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY

         Our license with MTV Networks is important to our business. We generated 11.8% and 32.3% of our consolidated net sales from products sold under the MTV license in fiscal 2004 and 2003, respectively. Our MTV license was extended until July 30, 2004 with options for MTV to renew for an additional four months period through December 31, 2004. If we were to lose our MTV license, it would have an effect on our revenues and net income.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON

         Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 86% of net sales in fiscal 2004, and 2003 and 81% of net sales in fiscal 2002.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED

         Our major competitors for karaoke machines and related products are Craig and Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2004, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2005. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's and video cassettes.

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW

         The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner, or at all. Edward Steele, our former Chief Executive Officer, has overseen our Product Development for the past twelve years. Mr. Steele currently serves as a Senior Advisor and Director of Product Development under a contract which expires on February 28, 2005. We have not yet identified a successor who will oversee product development if Mr. Steele were to leave our company. To introduce products on a timely basis, we must:

         o accurately define and design new products to meet market needs;
         o design features that continue to differentiate our products from those of our competitors;
         o transition our products to new manufacturing process technologies;
         o        identify emerging technological trends in our target markets;
         o anticipate changes in end-user preferences with respect to our customers' products;
         o bring products to market on a timely basis at competitive prices; and
         o respond effectively to technological changes or product announcements by others.

         We believe that we will need to continue to enhance our karaoke machines and develop new machines to keep pace with competitive and technological developments and to achieve market acceptance for our products.

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS' RECEIPT OF INVENTORY

         We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facility in Compton California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents or otherwise prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

         We are dependent upon six factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing approximately 95% of our karaoke products in fiscal 2005. We do not have written agreements with any of these factories. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

CONSUMER DISCRETIONARY SPENDING MAY AFFECT KARAOKE PURCHASES AND IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES

         Our business and financial performance may be damaged more than most companies by adverse financial conditions affecting our business or by a general weakening of the economy. Purchases of karaoke machines and music are considered discretionary for consumers. Our success will therefore be influenced by a number of economic factors affecting discretionary and consumer spending, such as employment levels, business, interest rates, and taxation rates, all of which are not under our control. Additionally, other extraordinary events such as terrorist attacks or military engagements, which adversely affect the retail environment may restrict consumer spending and thereby adversely affect our sales growth and profitability.

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES

         Over the past several years, we have received notices from several music publishers who have alleged that we did not have the proper copyright licenses to sell certain songs included in our compact discs with graphics discs ("CDG"s). CDG's are compact discs which contain the musical recordings of the karaoke songs and graphics which contain the lyrics of the songs. We have settled or are in the process of settling all of these copyright infringement issues with these publishers. We have spent approximately $70,000 to settle these copyright infringement suits in fiscal year 2003 and 2004. These copyright infringement claims may have a negative effect on our ability to sell our music products to our customers. If we do not have the proper copyright licenses for any other songs that are included in our CD+G's and cassettes, we will be subject to additional liability under the federal copyright laws, which could include settlements with the music publishers and payment of monetary damages.

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

         We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 1, 2004, we are aware of only two customers, FAO Schwarz and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTERS IN CALIFORNIA OR FLORIDA COULD IMPACT OUR ABILITY TO DELIVER MERCHANDISE TO OUR STORES, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

         A significant amount of our merchandise is shipped to our customers from one of our two warehouses, which are located in Compton, California, and Coconut Creek, Florida. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could substantially decrease our revenues and profitability.

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST

         During fiscal 2004, approximately 39% of our sales were domestic warehouse sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we couldn't get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT

         From June 1, 2003 through June 1, 2004, our common stock has traded between a high of $6.55 and a low of $0.65. During this period, we have restated our earnings, lost senior executives and Board members, had liquidity problems, and incurred a net loss of $22.7 million in fiscal 2004. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE

         During the past year, a number of investors have held a short position in our common stock. As of July 7, 2004, investors hold a short position in 252,000 shares of our common stock which represents 4.1% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS

         Our employment agreement with Yi Ping Chan requires us, under certain conditions, to make substantial severance payments to him if he resigns after a change of control. As of March 31, 2004, Mr. Chan is entitled to severance payments of $250,000. These provisions could delay or impede a merger, tender offer or other transaction resulting in a change in control of the Singing Machine, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. See "Executive Compensation - Employment Agreements" on page 33.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE
-------------------------------------------

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK

         Our common stock is quoted on the American Stock Exchange ("Amex"). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of, any stock when, in the opinion of Amex, (i) the financial condition and/or operating results of an issuer appear to be unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable; (iii) the issuer has sold or otherwise disposed of its principal operating assets; or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature.

         As of June 30, 2004, we have not received any notices from AMEX notifying us that they will delist us. However, we cannot assure you that Amex will not take any actions in the near future to delist our common stock. If our common stock were delisted from the Amex, we would trade on the Over-the-Counter Bulletin Board and the market price for shares or our common stock could decline. Further, if our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION

         As of March 31, 2004, there were outstanding stock options to purchase an aggregate of 1,027,530 shares of common stock at exercise prices ranging from $1.30 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $3.95 per share. As of March 31, 2004, there were outstanding immediately exercisable option to purchase an aggregate of 912,168 shares of our common stock. There were outstanding stock warrants to purchase 591,040 shares of common stock at exercise prices ranging from $1.52 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $3.98 per share. In addition, we have issued $4,000,000 of convertible debentures, which are initially convertible into an aggregate of 1,038,962 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

THE $4 MILLION PRIVATE PLACEMENT THAT WE CLOSED IN SEPTEMBER 2003 WILL AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE

         On September 8, 2003, we closed a private offering in which we issued $4 million of convertible debentures and stock purchase warrants to six institutional investors. As part of this investment, we agreed to several limitations on our corporate actions, some of which limit our ability to raise financing in the future. If we enter into any financing transactions during the one year period prior to September 8, 2004, we need to offer the institutional investors the right to participate in such offering in an amount equal to the greater of (a) the principal amount of the debentures currently outstanding or
(b) 50% of the financing offered to the outside investment group. For example, if we offer to sell $10 million worth of our securities to an outside investment group, the institutional investors will have the right to purchase up to $5 million of the offering. This right may affect our ability to attract other investors if we require external financing to remain in operations. Furthermore, for a period of 90 days after the effective date of the registration statement registering shares of common stock issuable upon conversion of the convertible debentures and the warrants, we cannot sell any securities.

         Additionally, we can not:

         o sell any of our securities in any transactions where the exercise price is adjusted based on the trading price of our common stock at any time after the initial issuance of such securities.
         o sell any securities which grant investors the right to receive additional shares based on any future transaction on terms more favorable than those granted to the investor in the initial offering

         These limitations are in place until the earlier of February 20, 2006 or the date on which all the debentures are converted into shares of our common stock.

IF WE SELL ANY OF OUR SECURITIES AT A PRICE LOWER THAN $3.85 PER SHARE, THE CONVERSION PRICE OF OUR DEBENTURES AT $3.85 PER SHARE WILL BE REDUCED AND THERE WILL BE ADDITIONAL DILUTION TO OUR SHAREHOLDERS

         Given that our common stock is trading at a price of $0.50 per share as of June 30, 2004, it is possible that we may need to sell additional securities for capital at a price lower than $3.85 per share. If we sell any securities at a price lower than $3.85 per share, the conversion price of our debentures currently set at $3.85 per share will be reduced and there will be more dilution to our shareholders if and when the debentures are converted into shares of our common stock. If we issue or sell any securities at a price less than $3.85 per share prior to September 8, 2004, the set price of the debentures will be reduced by an amount equal to 75% of the difference between the set price and the effective purchase price for the shares If such dilutive issuances occur after September 8, 2004 but before the earlier of February 20, 2006 or when all the debentures are converted into shares of our common stock, the set price will be reduced by an amount equal to 50% of the difference between the set price and effective purchase price of such shares. So, if we sold 1 million shares of our common stock on June 30, 2004 for a price of $0.50 per share, the set price of the debentures would be reduced by $2.51 to $1.34 and the aggregate number of shares of our common stock that would be issued upon conversion of the debentures would be increased from 1,038,962 shares to 2,985,075 shares. If the price of our securities continues to decrease, and we continue to issue or sell our securities at price below $3.85 per share, our obligation to issue shares upon conversion of the debentures is essentially limitless.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE

         As of March 31, 2004, there were 8,752,318 shares of our common stock outstanding. Of these shares, approximately 5,954,796 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1, of which this Prospectus is a part, was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 shares of common stock. As of March 31, 2004, we had 8,752,318 shares of common stock issued and outstanding and an aggregate of 1,681,570 shares issuable under our outstanding options and warrants. We also have an obligation to issue up to 1,038,962 shares upon conversion of our debentures and have reserved 207,791 additional shares for interest payment on the debentures. As such, our Board of Directors has the power, without stockholder approval, to issue up to 7,282,359 shares of common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2004, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

         As or March 31, 2004, we do not have any exposure to market risk resulting from changes in interest rates. We have $4 million in convertible notes, which have a fixed interest rate of 8.5% effective as of February 9, 2004.

FOREIGN CURRENCY RISK

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE OF ACCOUNTANTS IN MARCH 2003

         On March 24, 2003, we dismissed Salberg & Company, P.A. ("Salberg & Company"), as our independent certified public accountant. On March 27, 2003, we engaged Grant Thornton, LLP ("Grant Thornton"), as our independent registered public accounting firm. Our decision to change accountants was approved by our Audit Committee on March 24, 2003.

         The report of Salberg & Company on our consolidated financial statements for fiscal 2002, fiscal 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, Salberg & Company did not advise us that:

          1) internal controls necessary to develop reliable consolidated financial statements did not exist, or

          2) information had come to the attention of Salberg & Company which made in unwilling to rely upon management's representations or made it unwilling to be associated with the consolidated financial statements prepared by management, or

          3) the scope of the audit should be expanded significantly, or information had come to the attention of Salberg & Company that it has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying consolidated financial statements, or the consolidated financial statements issued or to be issued covering the fiscal periods subsequent to March 31, 2002 (including information that may prevent it from rendering an unqualified audit report on those consolidated financial statements) or made in unwilling to rely on management's representations or to be associated with the consolidated financial statements prepared by management or,

          4) information has come to the attention of Salberg & Company that it has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying consolidated financial statements or the consolidated financial statements issued or to be issued covering the fiscal periods subsequent to March 31, 2002 through March 28, 2003, the date of the Form 8-K filing reporting our change in accountants, that had not been resolved to the satisfaction of Salberg & Company or which would have prevented Salberg & Company from rendering an unqualified audit report on such consolidated financial statements.

         During our two most recent fiscal years and all subsequent interim periods through March 24, 2003, there were no disagreements with Salberg & Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Salberg & Company would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

         We did not consult with Grant Thornton regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Grant Thornton that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

RESTATEMENT

         In July 2003, we revised our position on the taxation of the income of our Hong Kong subsidiary by the United States and Hong Kong tax authorities, which was contained in our audited financial statements for fiscal 2002. We discussed these issues with Salberg & Company and it agreed to opine on the restated financial statements. See "Restatement of Financial Statements" - Page 21.

ITEM 9A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures.

         Management and Grant Thornton, have advised our Audit Committee that during the course of the audit, they noted deficiencies in internal controls relating to:

         o weakness in our financial reporting process as a result of a lack of adequate staffing in the accounting department, and

         o        accounting for consigned inventory and inventory costing.


         Grant Thornton has advised the Audit Committee that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. We have performed substantial additional procedures designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements and to enable the completion of Grant Thornton's audit of our consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above. Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date our disclosure controls and procedures are effective except as described above, to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


         We have not yet been able to implement any substantial corrective actions as of the date of this Annual Report on Form 10-K. We intend to implement changes promptly to address these issues, and will consider implementation of the following corrective actions as well as additional procedures:

         1. Retention of outside professional advisors to evaluate our existing internal controls and disclosure controls and make suggestions for implementation;

         2.       Retention of additional personnel in finance positions;

         3. Review and revision of our procedure for reporting consigned inventory and inventory costing;

         4. Use of significant outside resources to supplement our employees in the preparation of the consolidated financial statements and other reports filed or submitted under the Securities Exchange Act of 1934.


         We will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2004.

Name                      Age   Position
----                      ---   --------

Yi Ping Chan              40    Interim CEO, Chief Operating Officer, Director,
                                Secretary
April J. Green*           40    Chief Financial Officer
John Dahl*                30    Executive Vice President of Finance
Josef A. Bauer            65    Chairman
Harvey Judkowitz          58    Director
Bernard Appel             72    Director
Richard Ekstract*         72    Director

         *Each of these persons has resigned subsequent to March 31, 2004.


         Yi Ping Chan has served as our Chief Operating Officer from May 2, 2003 and as our Interim Chief Executive Officer since October 17, 2003. Prior to this appointment, Chan was a consultant to Singing Machine. Mr. Chan was a founder and general partner of MaxValue Capital Ltd., a Hong Kong-based management consulting and investment firm, and co-founder and director of E Technologies Ltd., Hong Kong, which specialized in health care technology transfer from April 1996 to March 2003. Prior to that, he was Chief Strategist and Interim CFO from January 2000 to June 2002 of a Hong Kong-based IT and business process consulting firm with operations in Hong Kong, China and the US. He also held a senior management position with a Hong Kong-based venture capital and technology holding company with operations in Hong Kong, China and the US. Mr. Chan earned an MBA in 1994 and a MSEE in 1990 from Columbia University, and a BSEE with Magna Cum Laude in 1987 from Polytechnic University, New York.


         April Green served as our Chief Financial Officer from March 15, 2002 through April 9, 2004. She joined our company in June 1999 as our controller and was promoted to the position of Director of Finance & Administration in January 1, 2000. She resigned as our Chief Financial Officer on April 9, 2004 and was replaced by Jeff Barocas, our new Chief Financial Officer. See "New Chief Financial Officer" on page 29 and "Separation Agreements" in exhibit 10.9. Prior to joining us, Ms. Green held various positions of increasing responsibility with Monogram International, a large, Florida-based novelty and toy company from February 1993 to June 1999. At Monogram, Ms. Green rose from Staff Accountant to Controller. Prior to June 1999, she served in a variety of financial positions in the automotive industry in the Tampa area. Ms. Green is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA) and a member of the AWSCPA (American Woman's Society of CPA's).

         John Dahl served as our Senior Vice-President of Finance from November 1, 2003 through April 13, 2004, when he resigned from this position. See "Separation Agreements" in exhibit 10.11. Prior to joining us, Mr. Dahl served as a consultant with American Express Tax Services from May 1999 through December 2003. While Mr. Dahl was working with American Express, he was engaged as a consultant on our account by LaSalle Business Credit, our prior lender. Prior to March 1999, Mr. Dahl attended law school at Northern Illinois University from September 1996 through May 1999.

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

         Bernard S. Appel has served as a director since October 31, 2003. He spent 34 years at Radio Shack, beginning in 1959. At Radio Shack, he held several key merchandising and marketing positions and was promoted to the positions of President in 1984 and to Chairman of Radio Shack and Senior Vice President of Tandy Corporation in 1992. Since 1993 through the present date, Mr. Appel has operated the private consulting firm of Appel Associates, providing companies with merchandising, marketing and distribution strategies, creative line development and domestic and international procurement.

         Richard Ekstract served as a director from October 31, 2003 through June 2, 2004. Since 1959, Mr.Ekstract has created, financed and launched more than twenty periodicals about the consumer electronics industry, including Audio Times, Consumer Electronics Monthly, Consumer Electronics Show Daily, Autosound and Communications, Satellite Retailing, Video Business, Video Review, TWICE, CARS, and License! From January 1999 through February 2001, Mr. Ekstrakt was the managing partner of License Magazine, which was sold to Advanstar Communications. From March 2001 through the present date, Mr. Ekstract has served as the Managing Partner of Cottage & Gardens, LLC, a magazine providing advice to consumers on a range of topics, including decorating, gardening, homemaking and crafts. Mr. Ekstract was also founder and chairman of the Home Office Association of America where he served as Chairman from March 1990 through January 1999.

         Harvey Judkowitz has served as a director since March 29, 2004 and is the Chairman of our Audit Committee. He is licensed as a Certified Public Accountant in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He currently serves as the Chairman and CEO of UniPro Financial Services, a diversified financial services company. He also sits on the Board of Directors and serves as the Chair of the Audit Committee of the following public companies: Global Business Services, Inc., Pony Express USA, Intellligent Motor Cars, Inc. and Kirshner Entertainment & Technologies, Inc. He currently serves as the Interim Chief Financial Officer of Kirshner Entertainment & Technologies, Inc.


NEW CHIEF FINANCIAL OFFICER

         Effective as of April 9, 2004, we hired Jeff Barocas to serve as our Chief Financial Officer. Prior to joining our company, Mr. Barocas was CFO at Biometrics Security Technology, Inc., a Florida based security software developer where he was responsible for all administrative functions, purchasing, financial and SEC reporting and new business development for Latin America and the Caribbean. From 1996 to 2002, he was CFO at Quipp, Inc., a Florida based manufacturer of automated capital equipment for the newspaper industry. From 1986 to 1995, he was CFO at London International US Holdings, a Sarasota, Florida consumer products and medical products company where he managed all financial, information systems and material procurements activities. He is 56 years old.

BOARD COMMITTEES

         We have an audit committee, an executive compensation/stock option committee and a nominating committee. As of July 10, 2004, the audit committee consists of Messrs. Judkowitz, Appel and Bauer. As of July 10, 2004, the audit committee consists of Messrs. Judkowitz, Appel and Bauer. The Board has designated Mr. Judkowitz as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. The Board has determined that Harvey Judkowitz and Bernard Appel are "independent directors" within the meaning of the listing standards of the American Stock Exchange. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors. The executive compensation/stock option committee consists of Messrs. Judkowitz, Appel and Bauer. The executive compensation/stock option committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan. The entire Board of Directors operates as a nominating committee. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

CODE OF ETHICS

         We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Singing Machine, including our principal executive officer, our principal financial officer, our principal accounting officer or controller or other persons performing similar functions. The Code of Ethics is available on our website at www.singingmachine.com and is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We intend to post amendments to or waives from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer, principal accounting officer or controller or other persons performing similar functions) on our website.

DIRECTOR'S COMPENSATION

         During fiscal 2004, our employee directors did not receive any additional or special compensation for serving as directors. During fiscal 2004, our compensation package for our non-employee directors consisted of grants of stock options and reimbursement of costs and expenses associated with attending our Board meetings. Our three non-employee directors during fiscal 2003 were Jay Bauer, Bernard Appel and Richard Ekstract. Effective as of February 26, 2004, we granted each of our non-employee directors options under our Year 2001 Stock Option Plan to purchase 20,000 shares of our common stock. The options have an exercise price of $1.30 per share and vest over a three year period beginning on February 26, 2005. These options expire five years after their vesting date.

         During fiscal 2005, we will implement the following compensation policy for our directors.

         o Each non-employee director will receive an annual retainer of $10,000, with $7,500 to be paid in cash and $2,500 to be paid in stock, based at the closing price of our common stock on the date of the annual shareholder's meeting or any other date selected by the Board.

         o Each non-employee director will also receive an initial stock option grant for 20,000 shares upon joining our Board of Directors and each continuing non-employee director will receive an annual stock option grant for 20,000 shares for each additional year served on the Board which will be awarded on the anniversary date of the Board member's initial grant.

         o Each non-employee director will be reimbursed for all reasonable expenses incurred in attending Board meetings and will receive a fee of $500 for each Board or committee meeting attended.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2004, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements except for the following transactions. Mr. Bauer and Mr. Steele each filed two Form 4's late in which reported on transaction in each late Form 4. Mr. Steele also filed three amendment to his Form 4 filings to correct typographical errors. Mr. Ekstract file four Form 4's late in which he reported 5 transactions late. Mr. Chan filed one Form 4 late in which he failed to report one transaction. The Company's former officers and a former director (Jack Dromgold, April Green and Howard Moore) each filed one Form 4 late which reported on transaction in each late Form 4 and Mr. Dahl, a former officer, filed his Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain compensation information for the fiscal years ended March 31, 2004, 2003 and 2002 with regard to (i) Yi Ping Chan, our Interim Chief Executive Officer and Chief Operating Officer, from October 17, 2003 through the present date, (ii) Robert Weinberg, our Chief Executive Officer from July 23, 2003 through October 17, 2003 and (iii) Edward Steele, our Chief Executive Officer from June 1991 through July 23, 2003, and each of our other executive officers whose compensation exceeded $100,000 on an annual basis (the "Named Officers"):

                                                                        SUMMARY COMPENSATION TABLE
                                             ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                                                                                                SECURITIES
NAME OF INDIVIDUAL AND PRINCIPAL                                            OTHER ANNUAL        UNDERLYING           ALL OTHER
POSITION                                YEAR      SALARY        BONUS      COMPENSATION(1)     OPTIONS / SAR'S     COMPENSATION(2)
--------                                ----      ------       -------    ---------------     ---------------     ---------------
Yi Ping Chan                             2004     $247,470(4)        --     $  6,000               52,800             $ 12,180
Interim Chief Executive Officer and
Chief Operating Officer(3)

Edward Steele                            2004     $378,809(4)        --     $  6,000               10,000             $ 17,949
Former Chief Executive Officer(5)        2003     $382,352           --     $  8,671               30,000             $ 17,969
                                         2002     $364,145     $192,133     $  8,258               15,000             $ 17,908

April J. Green                           2004     $127,642           --     $  3,600                4,380             $  5,094
Chief Financial Officer(6)               2003     $122,200     $ 25,000     $  3,900               20,000             $ 13,551
                                         2002     $ 88,825     $ 25,000     $  3,900               30,000             $  7,091

John Dahl                                2004     $ 78,834           --     $  1,200               50,000             $    350
Senior Vice President of Finance(7)

John Klecha                              2004     $ 41,480           --     $  1,000                    0             $189,911(9)
Former Chief Operating Officer(8)        2003     $300,117           --     $  6,555               24,000             $ 13,264
                                         2002     $286,111     $157,200     $  6,242               15,000             $ 11,725

Jack Dromgold                            2004     $183,266(4)        --     $  4,500               50,000             $110,622(11)
Former Vice President of Sale and        2003     $210,277     $ 50,000     $ 51,067              100,000             $154,072(12)
Marketing(10)                            2002           --           --           --                   --                   --

Robert Weinberg                          2004     $ 57,692           --     $  3,000(14)               --                   --
Former Chief Executive Officer(13)

(1) The amounts disclosed in this column for fiscal 2004, 2003 and 2002 include automobile expense allowances.


(2) Includes matching contributions under our 401(k) savings plan, medical insurance pursuant to the executive's employment agreement and other expenses described herein.


(3)      Mr. Chan became our Interim Chief Executive Officer on October 17,
         2004.

(4) Effective as of August 1, 2003, Mr. Chan, Mr. Dromgold and Mr. Steele agreed to take 15% of their annual compensation in the form of stock for a nine month period until March 31, 2004 (except Mr. Steele's agreement was for an 8 month period until February 28, 2004 when his employment agreement expired). During their respective time periods, Mr. Chan, Mr. Dromgold and Mr. Steele received compensation in the amount of $20,125, $17,535 and $63,136 in shares of the Singing Machine's common stock. The average trading that was used to calculate the number of shares that would be issued to each officer was $3.85 per share.

(5) Mr. Steele served as our Chief Executive Officer from September 1991 through July 23, 2003. He currently serves as our Senior Advisor and Director of Product Development.

(6) Ms. Green served as our Chief Financial Officer from March 15, 2002 through April 9, 2004.

(7) Mr. Dahl served as our Senior Vice President of Finance from October 22, 2003 through April 13, 2003.

(8) Mr. Klecha served as our Chief Operating Officer from June 28, 1999 through May 2, 2003.


(9) Amounts paid to Mr. Klecha pursuant to his separation and release agreement were $183,703 and $36,204 for medical insurance and matching 401(K) contributions.


(10)     Mr. Dromgold joined us on April 15, 2002 and resigned on December 16,
         2003.


(11) Amounts paid to Mr. Dromgold pursuant to his separation and release agreement were $104,640 and our matching 401(k) contributions and medical insurance were $4,582.


(12) Includes relocation expenses of $45,529, our matching contribution of $8,543 under our 401(k) savings plan and medical insurance at a $100,000 value contributed to option granted to Mr. Dromgold and $60,565 paid to Mr. Dromgold pursuant to his separation and release agreement.

(13) Mr. Weinberg served as our Chief Executive Officer from July 23, 2003 to October 12, 2004.

(14) Represents 3 months of rent paid for Mr. Weinberg's apartment in Florida.

OPTION GRANTS IN FISCAL 2004

         The following table sets forth information concerning all options granted to our officers and directors during the year ended March 31, 2004. No stock appreciation rights ("SAR's") were granted.

                        SHARES          TOTAL OPTIONS                                             POTENTIAL REALIZABLE VALUE AT
                      UNDERLYING         GRANTED TO                                            ASSUMED ANNUAL RATES OF STOCK PRICE
                        OPTIONS         EMPLOYEES IN      EXERCISE PRICE                         APPRECIATION FOR OPTION TERM(2)
        NAME          GRANTED(1)         FISCAL YEAR         PER SHARE       EXPIRATION DATE            5%                10%
------------------    ----------         -----------         ---------       ---------------      --------------     ------------
Yi Ping Chan          52,800               3.3%              $1.97           12/18/14            $169,431           $269,791
Edward Steele         10,000                .6%              $1.97           12/18/14             $32,089            $51,097
April J. Green         4,380                .3%              $1.97           12/18/14             $14,055            $22,380
John Dahl             50,000               3.1%              $1.97           12/18/14            $160,446           $255,484
John Klecha               --                --                  --                 --                  --                 --
Jack Dromgold         50,000               3.1%              $7.60       Cancelled(3)                  --                 --
Robert Weinberg           --                --                  --                 --                  --                 --


(1) All of these options were granted under a Year 2001 Stock Option Plan. The Options granted to Mr. Steele, Ms. Green, Mr. Dahl and Mr. Dromgold vest in five equal installments over a period of five years, beginning on December 13, 2004 (except Mr. Dromgold's vesting began on April 15,
         2004). Mr. Chan's options vest in (except Mr. Chan's options vest in 3 equal installments over a 3 year period).

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

(3) Mr. Dromgold received a grant of 50,000 options on April 15, 2003. These options expired on March 18, 2004, ninety days after Mr. Dromgold resigned from our company.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2004 AND OPTION
VALUES

         The following table sets forth information as to the exercise of stock options during the fiscal year ended March 31, 2004 by our officers listed in our Summary Compensation Table and the fiscal year-end value of unexercised options.

                                                                       NUMBER OF
                                                                      UNEXERCISED        VALUE OF UNEXERCISED
                                                                   OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS AT
                                                                       YEAR END           FISCAL YEAR END(2)
                             SHARES ACQUIRED          VALUE          EXERCISABLE/            EXERCISABLE/
   NAME OF INDIVIDUAL         UPON EXERCISE        REALIZED(1)       UNEXERCISABLE           UNEXERCISABLE
   ------------------         -------------        -----------       -------------           -------------
Yi Ping Chan                       --                  --            50,000/152,800               0/0
Edward Steele                      --                  --            322,500/10,000               0/0
April J. Green                     --                  --             30,000/19,380               0/0
John Dahl                          --                  --                  0/50,000               0/0
John Klecha                        --                  --                  0/0                    0/0
Jack Dromgold                      --                  --                  0/0                    0/0
Robert Weinberg                    --                  --                  0/0                    0/0

EMPLOYMENT AGREEMENTS

         YI PING CHAN. Effective as of May 2, 2003, we entered into a three year employment agreement with Yi Ping Chan, our current Chief Operating Officer. Mr. Chan is entitled to receive an annual salary equal to $250,000 per year, plus bonuses and increases in his annual salary at the sole discretion of our Board of Directors. We agreed to grant Mr. Chan options to purchase 150,000 shares of our common stock of which 50,000 options will vest each year and to reimburse him for moving expenses of up to $40,000. We granted Mr. Chan options to purchase 150,000 shares of our common stock, in July 2003. In the event of a termination of his employment following a change of control, Mr. Chan would be entitled to a lump sum payment of 100% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of two years after his termination for cause and one year if he is terminated without cause, Mr. Chan cannot directly or indirectly compete with our company in the karaoke industry in the United States.

         EDDIE STEELE. On February 27, 2004, we extended our employment agreement with Eddie Steele for another year. Mr. Steele will serve as the Director of Product Development for a one year period to expire on February 28, 2005. Under his employment agreement, Mr. Steele is entitled to receive annual compensation of $250,000 per year; however, Mr. Steele has agreed to take a 20% pay cut so his base salary is $200,000 per year. The agreement also provides for discretionary bonuses. In the event of a termination of his employment following a change of control, Ms. Steele would be entitled to a lump sum payment of 50% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after his termination for cause, Mr. Steele cannot directly or indirectly compete with our company in the karaoke industry in the United States.

SEPARATION AND CONSULTING AGREEMENTS


         APRIL GREEN. Ms. Green resigned as our Chief Financial Officer effective as of April 9, 2004. In connection with her resignation, we entered into a separation and release agreement with Ms. Green. Under this agreement, we agreed to provide Ms. Green with a severance payment equal to $115,519, which consisted of (1) salary payments in the amount of $100,000, (ii) a COBRA reimbursement payment equal to $6,600 and (iii) payments for accrued vacation time equal to $4,153 over a nine month period. In exchange, Ms. Green agreed to release the Singing Machine from any liability in connection with the termination of her employment.


         JOHN DAHL. Mr. Dahl resigned as our Senior Vice President of Finance effective as of April 13, 2004. In connection with his resignation, we entered into a separation and release agreement with Mr. Dahl. Under this agreement, we agreed to provide Mr. Dahl with a severance payment equal to $51,050, which consisted of (i) salary payments in the amount of $39,000, (ii) moving expenses equal to $11,000 and (iii) COBRA reimbursement payments equal to $1,050 over a five month period. In exchange, Mr. Dahl agreed to release the Singing Machine from any liability in connection with the termination of his employment.

         JACK DROMGOLD. Mr. Dromgold resigned as our Executive Vice President of Sales, effective as of December 16, 2003. In connection with his resignation, we entered into a separation and release agreement with him. Under this agreement, we agreed to provide Mr. Dromgold with a payment equal to $161,939, which consisted of (i) $50,000 in cash to be paid on December 16, 2003 (ii) $109,281 to be paid over a six month period and (iii) three months of COBRA reimbursement payments. In exchange, Mr. Dromgold agreed to release the Singing Machine from any liability in connection with the termination of his employment. We also entered into a consulting agreement with Mr. Dromgold on December 16, 2003 to provide us with consulting relating to our sales and marketing efforts for a sixty day period. We amended this agreement on April 27, 2004 and issued 50,000 shares of our common stock to Mr. Dromgold.

         JOHN KLECHA. Mr. Klecha resigned as our Chief Operating Officer and President, effective as of May 2, 2003. In connection with his resignation, we entered into a separation and release agreement. Under this agreement, we agreed to provide Mr. Klecha with a severance payment equal to $183,707, which consisted of (i) salary and auto allowance through May 31, 2003, (ii) four weeks of accrued vacation time, (iii) four months of salary and automobile allowance payments and (iv) seven months COBRA reimbursement payments. In exchange, Mr. Klecha agreed to release the Singing Machine from any liability in connection with the termination of his employment.

EQUITY COMPENSATION PLANS AND 401(K) PLAN

         We have two stock option plans: our 1994 Amended and Restated Stock Option Plan ("1994 Plan") and our Year 2001 Stock Option Plan ("Year 2001 Plan"). Both the 1994 Plan and the Year 2001 Plan provide for the granting of incentive stock options and non-qualified stock options to our employees, officers, directors and consultants As of March 31, 2004, we had 358,700 options issued and outstanding under our 1994 Plan and 668,830 options are issued and outstanding under our Year 2001 Plan.

         The following table gives information about equity awards under our 1994 Plan and the Year 2001 Plan.

                                                                        Number of securities
                           Number of securities   Weighted-average    remaining available for
                            to be issued upon    exercise price of     future issuance under
                               exercise or          outstanding      equity compensation plans
                           outstanding options,  options, warrants    (excluding securities in
Plan Category              warrants and rights       and rights             column (a))
-------------              -------------------       ----------             -----------
Equity Compensation Plans    1,027,530                $3.95                784,195
approved by Security
holders
Equity Compensation Plans           0                    0                       0
Not approved by Security
Holders

1994 PLAN

         Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and it was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million share of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2004, we have 358,700 options issued and outstanding under the 1994 Plan and all of these options are fully vested as of March 31, 2004.

YEAR 2001 PLAN

         On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company `s common stock and a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2004, we have granted 423,980 options under the Year 2001 Plan, 26,668 of which are fully vested.

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

         Options granted to eligible individuals under the Year 2001 Plan may be either incentive stock options ("ISO's"), which satisfy the requirements of Code
Section 422, or nonstatutory options ("NSO's"), which are not intended to satisfy such requirements. Options granted to outside directors, consultants and advisors may only be NSO's. The option exercise price will not be less than 100% of the fair market value of the Company's common stock on the date of grant. ISO's must have an exercise price greater to or equal to the fair market value of the shares underlying the option on the date of grant (or, if granted to a holder of 10% or more of our common stock, an exercise price of at least 110% of the under underlying shares fair market value on the date of grant). The maximum exercise period of ISO's is 10 years from the date of grant (or five years in the case of a holder with 10% or more of our common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which an ISO are exercisable for the first time by the holder of the option during any calendar year may not exceed $100,000. If that amount exceeds $100,000, our Board of the Committee may designate those shares that will be treated as NSO's.

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

401(K) PLAN

         Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. In fiscal 2002, we made a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50.369% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2004, 2003 and 2002 totaled approximately $55,402, $61,466 and $41,733, respectively.

         REPORT OF THE EXECUTIVE COMPENSATION/STOCK OPTION COMMITTEE ON
                             EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION PHILOSOPHY

         The Executive Compensation Committee believes that the Singing Machine must maintain short and long-term executive compensation plans that enable us to attract and retain well-qualified executives. Furthermore, we believe that our compensation plans must also provide a direct incentive for our executives to create shareholder value.

         In furtherance of this philosophy, the compensation of our executives generally consists of three components: base salary, annual cash incentives and long-term performance-based incentives.

BASE SALARIES

         During fiscal 2004, we had employment agreement with five of our executive officers. We also employed one person as our Chief Executive officer for a period of approximately 2 1/2 months without an employment agreement. The base salaries of each of our executive officers was determined based on comparison to executives with similar responsibilities at other public companies: The persons that served as executive officers during fiscal 2004 are listed below.

         Eddie Steele, who served as our Chief Executive Officer from September 1991 through August 3, 2004 and as our Director of Product Development from August 3, 2004 through the present date.

         Yi Ping Chan, who has served as our Chief Operating Officer since May 2, 2003 and Interim Chief Executive Officer since October 17, 2003 through the present date.

         Jack Dromgold, who served as our Senior Vice President of Sales from April 15, 2002 through December 16, 2003.

         April Green, who served as our Chief Financial Officer from March 15, 2002 through April 9, 2004.

         John Dahl, who served as our Vice President of Finance from October 22, 2003 through April 13, 2004.

         Robert Weinberg served as our Chief Executive Officer from August 3, 2003 through October 17, 2003. We did not have an employment agreement with Mr. Weinberg for his services as our Chief Executive Officer.

INCENTIVE CASH BONUSES

         Generally, we award cash bonuses to our management employees and other employees, based on their personal performance in the past year and overall performance of our company. During fiscal 2004, we did not award any cash bonuses to any of our executive officers because our financial performance was weak. We had an operating loss of $22.6 million.

LONG TERM COMPENSATION - STOCK OPTION GRANTS

         We have utilized stock options to motivate and retain executive officers and other employees for the long-term. We believe that stock options closely align the interests of our executive officers and other employees with those of our stockholders and provide a major incentive to building stockholder value. Options are typically granted annually, and are subject to vesting provisions to encourage officers and employees to remain employed with the Company.

         During fiscal 2004, we granted an aggregate of 167,180 options to our senior executive officers. All options grants in fiscal 2004 were made under our Year 2001 Stock Option Plan. See "Executive Compensation -Option Grants in Last Fiscal Year" on pages 34-35 for information about the number of options granted to each individual. Each of the option grants was at a price that was equal to the closing price of our common stock on the date of grant.

RELATIONSHIP BETWEEN OUR COMPENSATION POLICIES AND CORPORATE PERFORMANCE

         We believe that our executive compensation policies correlate with our corporate performance. Our stock options are usually granted at a price equal to or above the fair market value of our common stock on the date of grant. As such, our officers only benefit from the grant of stock options if our stock price appreciates. Generally, we try to tie bonus payments to our financial performance. However, if an individual has made significant contributions to our company, we will provide them with a bonus payment for their efforts even if our company's financial performance has not been strong.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         During fiscal 2004, we had three different individuals serving in the position as Chief Executive Officer. Edward Steele served as our Chief Executive Officer for approximately four months during fiscal 2004 from April 1, 2004 through August 3, 2004. His base salary for the period between June 1, 2003 through June 1, 2004 as contained in his employment agreement was $385,875 per year. During this time period, Mr. Steele received salary payments equal to $128,625. In July 2003, Mr. Steele agreed to accept 15% of his salary during the eight month period between July 1, 2003 through February 28, 2004 in the form of stock rather than cash. Although Mr. Steele resigned as the Chief Executive Officer on August 3, 2003, he remains with our company and is employed as our Director of Product Development.

         Robert Weinberg served as our Chief Executive Officer for a period of approximately two months from August 3, 2003 through October 17, 2003, when he resigned for personal reasons. We did not have an employment agreement with Mr. Weinberg. Mr. Weinberg received $53,000 for his two months as our CEO. Because Mr. Weinberg lived in New Jersey, we agreed to pay him for the cost of renting an apartment in South Florida when he visited our company's headquarters. We did not grant any options or cash bonuses to Mr. Weinberg during his tenure as our Chief Executive Officer.



         Effective as of October 17, 2003, Yi Ping Chan became our Interim Chief Executive Officer. Mr. Chan's salary is $250,000 per year, as set forth in his employment agreement. In July 2003, Mr. Chan agreed to accept 15% of his salary during the nine-month period between July 1, 2003 through March 31, 2004 in the form of stock rather than cash. We also agreed to grant Mr. Chan options to purchase 150,000 shares of our common stock, at an exercise price of $5.60 per share, of which 50,000 options vest each year and to reimburse him for moving expenses of up to $40,000.

         We did not grant any cash bonuses to Mr. Chan in fiscal 2004 because our financial performance did not justify cash bonuses to any of our employees. We had a net operating loss of $ 22.6 million in fiscal 2004.

         We awarded stock options to Mr. Chan in December 2003. We awarded Mr. Chan options to purchase 52,800 shares of our common stock at an exercise price of $1.97 per share. These options were granted under our Year 2001 Stock Option Plan and were granted at a price that was equal to closing price of our common stock on the date of grant. Mr. Chan's options vest at a rate of one-third per year over a period of three years.

THE EXECUTIVE COMPENSATION COMMITTEE

Harvey Judkowitz, Chairman
Bernard Appel
Jay Bauer

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


         The members of our Executive Compensation Committee as of in the fiscal year ended March 31, 2004 were Messrs. Appel, Bauer and Ekstract. Howard Moore and Robert Weinberg served as members of the Compensation Committee for approximately seven months in fiscal 2004 from April 1, 2004 through April 17, 2004. None of the members of the Compensation Committee in fiscal 2004 were or are current officers or employees of the Singing Machine or any of its subsidiaries (except Mr. Weinberg, a former member of our Compensation Committee, served as our Chief Executive Officer from a two month period from August 3 through October 17, 2003). None of these persons have served on the board of directors or on the compensation committee of any other entity that has an executive officer serving on our board of directors or on our Compensation Committee.


                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

         The graph below compares the performance of the Singing Machine's common stock with the American Stock Market Index ("AMEX Index") and the Dow Jones - Consumer Electronics Index ("Dow Jones-CSE"), during the period beginning March 31, 1999 through March 31, 2004. The graph assumes the investment of $100 on March 31, 1999 in the Singing Machine's common stock, in the AMEX Index and the Dow Jones-CSE Index. Total shareholder return was calculated on the basis that in each case all dividends were reinvested.

                           [PERFORMANCE GRAPH OMITTED]

                                                 1999        2000       2001       2002       2003       2004
                                                 ----        ----       ----       ----       ----       ----
 THE SINGING MACHINE COMPANY, INC.              100.00      225.00     256.00     852.80     375.47      62.40
DOW JONES CONSUMER ELECTRONICS INDEX            100.00      219.40     131.81     109.14      69.68     112.51
         AMEX MARKET INDEX                      100.00      141.41     119.30     118.32     113.00     159.70

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table set forth as of June 15, 2004, certain information concerning beneficial ownership of our common stock by:

         -all directors of the Singing Machine,
         -all executive officers of the Singing Machine.
         -persons known to own more than 5% of our common stock;


         Unless otherwise indicated, the address for each person is The Singing Machine Company, Inc., 6601 Lyons Road, Building A-7, Coconut Creek, Florida 33073. As of June 15, 2003, we had 8,806,264 shares of our common stock issued and outstanding.


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

NAME                                    SHARES OF COMMON STOCK            PERCENT OF COMMON STOCK
----                                     ----------------------            -----------------------
Y.P. Chan
Interim CEO and Chief Operating Officer       67,652(1)                            *

Jeff Barocas
Chief Financial Officer                       0                                    *

Joseph Bauer
Chairman                                      981,804(3)                           11.15%

Bernard Appel
Director                                      0                                    *

Harvey Judkowitz
Director                                      0                                    *

John Klecha
Director                                      810,811(4)                           9.20%

Wellington Management
Company, LLP                                  939,400(5)                           10.67%

All Directors and
Executive Officers
as a Group                                    1,049,456(6)                         11.85%

*Less than 1%.

(1) Includes 500,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 15, 2004.

(2) Includes 30,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 15, 2004.

(3) Includes 11,197 shares held by Mr. Bauer individually, 200,000 shares held by Mr. Bauer's wife, 180,374 shares held by Mr. Bauer and his wife jointly, 369,400 shares held by Mr. Auer's pension account, 217,500 shares held in Mr. Bauer Family United Partnership and 3,333 share issuable upon the exercise of stock options that can be exercisable within 60 days of June 15, 2004.

(4) All of the information presented in this item with respect to Mr. Klecha's beneficial ownership were extracted solely from his Amendment No. 2 to his Schedule 13D filed on October 20, 2003.

(5) The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts. All of the information presented in this item with respect to this beneficial ownership was extracted solely from their Schedule 136 filed on February 12, 2004.

(6) Includes 53,333 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 15, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 14, 2004, Jay Bauer notified us that he intends to advance us a short-term loan of $200,000 to be used to meet working capital obligations.


         On or about July 10, 2003, certain officers and directors of our company advanced $1 million to our company pursuant to written loan agreements. The officer was Yi Ping Chan and the directors were Jay Bauer and Howard Moore. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. These loans bear interest at the rate of 9.5% per annum. These loans were subordinated to Milberg's factoring agreement, which we terminated effective as of July 14, 2004. The Board has not yet determined when these loans will be repaid.


         On or about March 4, 2003, Jay Bauer, one of our directors advanced $400,000 to International SMC pursuant to a letter agreement, which used the funds to make an advance to a vendor for the purchase of raw materials for the production of our machines. We were to repay Mr. Bauer's loan in two months on or about May 4, 2003 and the loan bore interest at the rate of 8% per annum. We repaid $200,000 on the loan on or about May 4, 2003 and the remaining balance was paid on or about October 10, 2003.

ITEM 14.

         The following is a summary of the fees billed to the Singing Machine by Grant Thornton, LLP for professional services rendered for the fiscal years ended March 31, 2004 and 2003:

                   FEE CATEGORY                FISCAL 2004         FISCAL 2003
                   ------------                -----------         -----------
                   Audit Fees                     $180,532          $130,767
                   Audit-Related Fees               37,100
                   Tax Fees                        103,958            56,261
                   All Other Fees                    5,041
                                                 ---------          --------
                   Total Fees                     $326,631          $187,028
                                                  ========          ========

         Audit Fees. Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Singing Machine's consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

         All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2004, these services included general business meetings between Grant Thornton and executives and directors of The Singing Machine.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

3.1 Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine's registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to
         Exhibit 3.1 in the Singing Machine's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3 Certificates of Correction filed with the Delaware Secretary of State on March 29 and 30, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998 (incorporated by reference to
         Exhibit 3.11 in the Singing Machine's registration statement on Form SB-2 filed with the SEC on April 11, 2000).

3.4 Amended By-Laws of the Singing Machine Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine's Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

4.1 Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3. of the Singing Machine's registration statement on Form SB-2 filed with the SEC on March 7, 2000). File No. 333-57722)

10.1 Factoring Agreement dated February 9, 2004 between Milberg Factors, Inc. and the Singing Machine. (incorporated by reference to Exhibit
         10.1 in the Singing Machine's Quarterly Report on Form 10-Q filed with the SEC on February 17, 2004, File No. 000-24968).

10.2 Security Agreement for Goods and Chattels dated February 9, 2004 between Milberg Factors, Inc. and the Singing Machine. incorporated by reference to Exhibit 10.2 in the Singing Machine's Quarterly Report on Form 10-Q filed with the SEC on February 17,2004, File No. 000-24968).

10.3 Security Agreement for Inventory dated February 9, 2004 between Milberg Factors, Inc. and the Singing Machine (incorporated by reference to Exhibit 10.3 in the Singing Machine's Quarterly Report on Form 10-Q filed with the SEC on February 17, 2004, File No. 000-24968).

10.4 Second Amendment to the Transaction Documents dated February 9, 2004 between Omicron Master Trust, SF Capital Partners, Ltd, Bristol Investment Fund, Ltd., Ascend Offshore Fund, ltd., Ascend Partners, LP, Ascend Partners Sapient L.P. and the Singing Machine (incorporated by reference to Exhibit 10.4 in the Singing Machine's Quarterly Report on Form 10-Q filed with the SEC on February 17, 2004, File No. 000-24968).

10.5 Form of Subordination Agreement executed by institutional Investors. (Incorporated by reference to Exhibit 10.18 of the Singing Machine's Amendment No. 1 to its registration statement on Form S-1 filed with SEC on April, 2004)

10.6 Employment Agreement dated February 27, 2004 between the Singing Machine and Eddie Steele.*

10.7 Employment Agreement dated May 2, 2003 between the Singing Machine and Yi Ping Chan. (incorporated by reference to Exhibit 10.20 of the Singing Machine's Annual Report on Form 10-KSB/A filed with the SEC on July 23, 2003, File No. 000-24968).

10.8 Separation and Release Agreement effective as of May 2, 2003 between the Singing Machine and John Klecha (incorporated by reference to Exhibit 10.1 of the Singing Machine's Annual Report on Form 8-K filed with the SEC on July 17, 2003, File No. 000-24968).

10.9 Separation and Release Agreement effective as of April 9, 2004 between the Singing Machine and April Green.*

10.10 Separation and Release Agreement dated December 16,2003 between the Singing Machine and Jack Dromgold.*

10.11 Separation and Release Agreement effective as of April 12, 2004 between the Singing Machine and John Dahl.*

10.12 Industrial Lease dated March 1, 2002, by and between AMP Properties, L.P. and the Singing Machine for warehouse space in Compton, California (incorporated by reference to Exhibit 10.20 of the Singing Machine's Annual Report on Form 10-KSB/A filed with the SEC on July 23, 2002, File No. 000-24968).

10.13 Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Singing Machine's registration statement on Form SB-2 filed with the SEC on March 28, 2001, File No. 333-59684).

10.14 Year 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Singing Machine's registration statement on Form S-8 filed with the SEC on September 13, 2002, File No. 333-99543).

10.15 Securities Purchase Agreement dated as of August 20, 2003 by and among the Singing Machine and Omicron Master Trust, SF Capital Partners, Ltd., Bristol Investment Fund, Ltd., Ascend Offshore Fund, Ltd., Ascend Partners, LP and Ascend Partners Sapient, LP (collectively, the "Investors") (filed as Exhibit 10.1 to the Singing Machine's Registration Statement filed with the SEC on October 9, 2003, File No. 333-109574).

10.16 Amendment dated September 5, 2003 to Securities Purchase Agreement between the Singing Machine and the Investors (filed as Exhibit 10.2 to the Singing Machine's Registration Statement filed with the SEC on October 9, 2003, File No. 333-109574).

10.17 Form of Debenture Agreement issued by the Singing Machine to each of the Investors (filed as Exhibit 10.3 to the Singing Machine's Registration Statement filed with the SEC on October 9, 2003, File No. 333-109574).

10.18 Form of Warrant Agreement issued by the Singing Machine to the Investors (filed as Exhibit 10.4 to the Singing Machine's Registration Statement filed with the SEC on October 9, 2003, File No. 333-109574).

10.19 Warrant Agreement between the Singing Machine and Roth Capital Partners, LLC (filed as Exhibit 10.5 to the Singing Machine's Registration Statement filed with the SEC on October 9, 2003, File No. 333-109574).

10.20 Registration Rights Agreement between the Singing Machine and each of the Investors and Roth Capital Partners, LLC (filed as Exhibit 10.5 to the Singing Machine's Registration Statement filed with the SEC on October 9, 2003, File No. 333-109574).

10.21 Domestic Merchandise License Agreement dated November 1, 2000 between MTV Networks, a division of Viacom International, Inc. and the Singing Machine (incorporated by reference to Exhibit 10.3 of the Singing Machine's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed with the SEC on February 14, 2003, File No. 000-24968).

10.22 Amendment dated January 1, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Singing Machine (incorporated by reference to Exhibit 10.4 of the Singing Machine's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed with the SEC on February 14, 2003, File No. 0000-24968).

10.23 Second Amendment as of November 13, 2002 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Singing Machine (incorporated by reference to Exhibit 10.5 of the Singing Machine's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed with the SEC on February 2003, File No. 000-24968).

10.24 Third Amendment as of February 26, 2003 to Domestic Merchandise License Agreement between MTV Networks, a division of Viacom International, Inc. and the Singing Machine (incorporated by reference to Exhibit
         10.10 of the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the SEC on July 17, 2003, File No. 000-24968).

10.25 Amendment to Domestic Licensing Agreement dated November 15, 2002 between the Singing Machine and MTV Networks, a division of Viacom International, Inc. (incorporated by reference to Exhibit 10.5 in the Singing Machine's Quarterly Report on Form 10-Q filed with the SEC on February 17, 2004, File No. 000-24968).

10.26 Fifth Amendment to Domestic Licensing Agreement dated December 23, 2003 between the Singing Machine and MTV Networks, a division of Viacom International, Inc. (incorporated by reference to Exhibit 10.6 in the Singing Machine's Quarterly Report on Form 10-Q filed with the SEC on February 17, 2004, File No. 000-24968).

10.27 Sales Agreement effective as of December 9, 2003 between the Singing Machine and CPP Belwin, Inc. and its affiliates (incorporated by reference to Exhibit 10.7 in the Singing Machine's Quarterly Report on Form 10-Q filed with the SEC on February 17, 2004, File No. 000-24968).


10.28 Distribution Agreement dated April 1, 2003 between the Singing Machine and Arbiter Group, PLC.*


10.29 Loan Agreements dated August 13, 2003 in the aggregate amount of $1 million between the Company and each of Josef Bauer, Howard Moore & Helen Moore Living Trust, Maureen G. LaRoche and Yi Ping Chan.*

10.30 Letter dated March 4, 2003 from Jay Bauer to the Singing Machine regarding a $400,000 loan.*

14.1     Code of Ethics*

21.1     List of Subsidiaries*

23.1     Consent of Grant Thornton, LLP*

23.2     Consent of Salberg & Co.*

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
---------
*Filed herewith

Reports on Form 8-K

         On February 17, 2004, we filed a Current Report on Form 8-K pursuant to
Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure) reporting our results for the nine months ended December 31, 2003.

         On February 26, 2004, we filed a Current Report on Form 8-K pursuant to
Item 5 (Other Events and Required FD Disclosure). Announcing the results of our shareholder's meeting held on February 26, 2004.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SINGING MACHINE COMPANY, INC.

Dated: July 14, 2004                      By:  /s/ Yi  Ping Chan
                                               -----------------
                                              Yi  Ping Chan
                                              Interim Chief Executive Officer
                                              (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE                   CAPACITY                              DATE
---------                   --------                              ----
/s/ Yi Ping Chan            Interim Chief Executive Officer       July 14, 2004
--------------------
Yi Ping Chan

/s/ Jeff Barocas            Chief Financial Officer (Principal    July 14, 2004
--------------------        Financial and Accounting Officer)
Jeff Barocas

/s/ Josef A. Bauer          Director                              July 14, 2004
--------------------
Josef A. Bauer

/s/ Bernard Appel           Director                              July 14, 2004
--------------------
Bernard Appel

/s/ Harvey Judkowitz        Director                              July 14, 2004
--------------------
Harvey Judkowitz

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                        THE SINGING MACHINE COMPANY, INC.
                                 AND SUBSIDIARY

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F-2
Independent Auditors' Report                                                F-3
Consolidated Balance Sheets                                                 F-4
Consolidated Statements of Operations                                       F-5
Consolidated Statement of Cash Flows                                        F-6
Consolidated Statements of Stockholders' Equity                             F-7
Notes to Consolidated Financial Statements                                  F-8

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
The Singing Machine Company, Inc.

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and subsidiary (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Singing Machine Company, Inc. and subsidiary as of March 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of The Singing Machine Company, Inc. and subsidiary for the year ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed more fully in Note 2 to the financial statements and as of June 16, 2004, the Company has minimal liquidity. Additionally and as of March 31, 2004, the Company was in violation of the tangible net worth covenant of its factoring agreement. This continuing condition of minimal liquidity and the lack of adequate external financing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to increasing liquidity are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Miami, Florida
June 16, 2004 (except for the last
paragraph of Note 7, as to which
the date is July 14, 2004)

                          Independent Auditors' Report




Board of Directors and Shareholders:
   The Singing Machine Company, Inc.
   and Subsidiary

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2002 of The Singing Machine Company, Inc., and Subsidiary. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Singing Machine Company, Inc. and Subsidiary for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 3 of the fiscal 2004, 2003 and 2002 consolidated financial statements, subsequent to the issuance of the Company's 2002 and 2001 consolidated financial statements and our report thereon dated May 23, 2002, management determined to restate the 2002 and 2001 consolidated financial statements to reflect a change in their position regarding taxation of certain corporate income and a resulting increase in the income tax provision for years 2002 and 2001. In our related report, we expressed an unqualified opinion. Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified.



/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 23, 2002 (except for Note 3 as to which the date is July 14, 2003)

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                                   March 31,       March 31,
                                                     2004            2003
                                                 ------------    -----------
                   ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $    356,342    $   268,264
Restricted Cash                                       874,283        838,411
Accounts Receivable, less allowances of
  $98,000 and $406,000, respectively                3,806,166      5,762,944
Due from manufacturers                                134,964      1,091,871
Inventories, net                                    5,228,060     25,194,346
Prepaid expense and other current assets              783,492      1,449,505
Insurance receivable                                  800,000             --
Refundable tax                                      1,178,512             --
Deferred tax asset                                         --      1,925,612
                                                 ------------    -----------
    TOTAL CURRENT ASSETS                           13,161,819     36,530,953
PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation of $2,871,000 and
  $1,473,000, respectively                            983,980      1,096,424
OTHER ASSETS
Other non-current assets                              615,773      1,307,917
                                                 ------------    -----------
    TOTAL ASSETS                                 $ 14,761,572    $38,935,294
                                                 ============    ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Bank overdraft                                   $     62,282    $   316,646
Accounts payable                                    3,995,852      7,553,007
Accrued expenses                                    3,481,905      1,443,406
Customer credits on account                         2,111,484        933,002
Convertible debentures, net of
  unamortized discount of $2,554,511                1,445,489              0
Subordinated debt-related parties                   1,000,000        400,000
Revolving credit facilities                                --      6,782,824
Income taxes payable                                2,447,746      3,821,045
                                                 ------------    -----------
    TOTAL CURRENT LIABILITIES                      14,544,758     21,249,930
                                                 ------------    -----------
SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value;
  1,000,000 shares authorized,
  no shares issued and outstanding                         --             --
Common stock, Class A, $.01 par value;
  100,000 shares authorized;
  no shares issued and outstanding                         --             --
Common stock, $0.01 par value;
  18,900,000 shares authorized;
  8,752,318 and 8,171,678 shares
  issued and outstanding                               87,523         81,717
Additional paid-in capital                         10,052,498      4,843,430
Accumulated (deficit)/retained earnings            (9,923,207)    12,760,217
                                                 ------------    -----------
    TOTAL SHAREHOLDERS' EQUITY                        216,814     17,685,364
                                                 ------------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 14,761,572    $38,935,294
                                                 ============    ===========


   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     MARCH 31,       MARCH 31,       MARCH 31,
                                       2004            2003            2002
                                   ------------    ------------    ------------
                                                                   (as restated)
                                                                      (Note 3)


NET SALES                          $ 70,541,128    $ 95,613,766    $ 62,475,753
COST OF SALES
     Cost of Goods Sold              68,279,589      72,329,035      40,852,840
     Impairment of Tooling              442,989              --              --
                                   ------------    ------------    ------------
GROSS PROFIT                          1,818,550      23,284,731      21,622,913
OPERATING EXPENSES
Advertising                           2,340,439       5,032,367       2,377,638
Commissions                           1,024,883         997,529       1,294,543
Compensation                          5,048,831       4,095,176       2,486,547
Freight & Handling                    1,423,082       2,112,435       1,242,910
Royalty Expense                       2,294,727       2,257,653       1,862,116
Selling, general &
  administrative expenses             9,881,887       7,175,341       4,123,779
                                   ------------    ------------    ------------
TOTAL OPERATING EXPENSES             22,013,849      21,670,501      13,387,533
                                   ------------    ------------    ------------
(LOSS) INCOME FROM OPERATIONS       (20,195,299)      1,614,230       8,235,380
OTHER INCOME (EXPENSES)
Other income                             22,116         196,537         215,840
Stock based guarantee fees                   --              --        (171,472)
Interest expense                     (1,752,952)       (406,126)       (112,123)
Interest income                           1,216          11,943          16,934
                                   ------------    ------------    ------------
NET OTHER EXPENSES                   (1,729,620)       (197,646)        (50,821)
                                   ------------    ------------    ------------
(LOSS) INCOME BEFORE
  PROVISION FOR INCOME TAXES        (21,924,919)      1,416,584       8,184,559
PROVISION FOR INCOME TAXES              758,505         198,772       1,895,494
                                   ------------    ------------    ------------
NET (LOSS) INCOME                  $(22,683,424)   $  1,217,812    $  6,289,065
                                   ============    ============    ============
(LOSS) EARNINGS PER COMMON SHARE:
     Basic                         $      (2.65)   $       0.15    $       0.88
     Diluted                       $      (2.65)   $       0.14    $       0.79
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES:
     Basic                            8,566,116       8,114,330       7,159,142
     Diluted                          8,566,116       8,931,385       7,943,473


   The accompanying notes are an integral part of these financial statements.

         THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   FOR YEAR ENDING MARCH 31,
                                          ------------------------------------------
                                             2004           2003           2002
                                          ------------   ------------   ------------
                                                                        (as restated)
                                                                           (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss) earnings                 $(22,683,424)  $  1,217,812   $  6,289,065
      Adjustments to reconcile
        net (loss) earnings to
        net cash provided by
        (used in) operating activities
      Depreciation and amortization            750,359        622,298        394,456
      Impairment of tooling
        and Intangible                         628,405             --             --
      Provision for inventory                2,865,789      3,715,357             --
      Provision for bad debt                  (159,676)       393,737         45,078
      Amortization of discount/
        deferred fees on
        convertible debentures                 909,891             --             --
      Stock compensation expense               632,451             --        171,472
      Deferred taxes                         1,925,612     (1,734,194)            --
      Changes in assets and liabilities:
      Accounts Receivable                    2,116,454     (2,626,074)    (2,626,329)
      Due from manufacturer                    956,908       (603,573)       210,798
      Inventories                           17,100,497    (19,635,351)    (4,460,891)
      Prepaid expenses and other assets        666,013     (1,020,895)      (352,373)
      Insurance receivable                    (800,000)            --             --
      Other non-current assets               1,204,630       (426,494)       (91,631)
      Accounts payable                      (3,557,155)     5,706,769      1,364,158
      Accrued expenses                       2,038,499        153,809        199,445
      Customer credits on account            1,178,482        933,002             --
      Current income taxes                  (2,551,811)     1,779,117      1,811,439
                                          ------------   ------------   ------------
        Net cash provided by (used in)
          operating activities               3,221,924    (11,524,680)     2,954,687
                                          ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment    (1,266,321)    (1,144,064)      (613,691)
      Proceeds from investment in factor             0             --        933,407
      Proceeds from repayment of
        related party loans                          0             --        125,117
      Investment in and advances in
        unconsolidated subsidiary                    0             --        298,900
                                          ------------   ------------   ------------
        Net cash (used in) provided by
          financing activities              (1,266,321)    (1,144,064)       743,733
                                          ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings from revolving
        credit facilities                   28,863,712     47,825,725     21,856,653
      Repayments to revolving
        credit facilities                  (35,646,536)   (41,042,901)   (21,856,653)
      Proceeds from issuance of
        convertible debentures               4,000,000             --             --
      Bank Overdraft                          (254,364)       316,645             --
      Restricted cash                          (35,872)      (324,727)      (513,684)
      Payment of fees related to
        convertible debt                      (255,000)            --             --
      Proceeds from subordinated
        debt-related parties, net              600,000        400,000      1,319,190
      Proceeds from exercise of
        stock options and warrants             860,535        242,119             --
                                          ------------   ------------   ------------
        Net cash (used in) provided by
          financing activities              (1,867,525)     7,416,861        805,506
                                          ------------   ------------   ------------
INCREASE(DECREASE) IN CASH AND
  CASH EQUIVALENTS                              88,078     (5,251,883)     4,503,926
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                       268,264      5,520,147      1,016,221
                                          ------------   ------------   ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                        $    356,342   $    268,264   $  5,520,147
                                          ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
CASH PAID FOR THE YEAR ENDING
  MARCH 31, 2004
      Interest                            $    943,018   $    406,126   $    112,123
                                          ============   ============   ============
      Income Taxes                        $  1,388,804   $    153,849   $    102,415
                                          ============   ============   ============
NON-CASH FINANCING ACTIVITIES
      Discounts for warrants
        issued in connection with
        and beneficial conversion
        feature of convertible
        debentures                        $  3,312,362   $         --   $         --
                                          ============   ============   ============
      Financing fees in connection
        with convertible debentures
        issuance, paid in stock
        and warrants                      $    409,527   $         --   $         --
                                          ============   ============   ============
      Warrants issued in connection
        with convertible debentures
        admendment                        $     30,981   $         --   $         --
                                          ============   ============   ============

      The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      PREFERRED STOCK            COMMON STOCK                                          DEFERRED
                      ---------------      ------------------------      PAID IN         RETAINED      GUARANTEE
                      SHARES    AMOUN       SHARES         AMOUNT        CAPITAL         EARNINGS         FEES           TOTAL
                      ------   --------    ---------    -----------    ------------    ------------    ------------    ------------
Balance at
  March 31, 2001,
  restated                --         --    6,538,680         65,387       3,302,982       5,253,340        (171,472)      8,450,237


Net earnings              --         --           --             --              --       6,289,065              --       6,289,065
Exercise of warrants                         581,100           5,811             --         584,239              --         590,050
Exercise of employee
  stock options           --         --      900,525          9,005         720,135              --              --         729,140
Fractional share
  adjustment pursuant
  to 3:2 stock split      --         --         (278)           (3)         (4,528)             --              --           (4,531)
Amortization of
  deferred guarantee
  fees                    --         --           --             --              --              --         171,472         171,472
                        ----   --------    ---------    -----------    ------------    ------------    ------------    ------------
Balance at
  March 31, 2002,
  restated                --         --    8,020,027         80,200       4,602,828      11,542,405              --      16,225,433


Net earnings              --         --           --             --              --       1,217,812              --       1,217,812
Exercise of warrants      --         --       52,500            525          47,600              --              --          48,125
Exercise of employee
  stock options           --         --       99,151            992         193,002              --              --         193,994
                        ----   --------    ---------    -----------    ------------    ------------    ------------    ------------
Balance at
  March 31, 2003          --         --    8,171,678         81,717       4,843,430      12,760,217              --      17,685,364

Net loss                             --           --             --              --     (22,683,424)             --     (22,683,424)
Exercise of employee
  stock options           --         --      448,498          4,485       1,076,885              --              --       1,081,370
Warrants issued in
  connection with
  convertible
  debenture
  admendment              --         --           --             --          30,981              --              --          30,981
Financing fees paid
  with warrants           --         --           --             --         268,386              --              --         268,386
Warrants issued in
  connection with and
  beneficial
  conversion
  feature of
  convertible
  debentures              --         --           --             --       3,312,362              --              --       3,312,362
Issuance of
  common stock            --         --      132,142          1,321         520,454              --              --         521,775
                        ----   --------    ---------    -----------    ------------    ------------    ------------    ------------
Balance at
  March 31, 2004          --   $     --    8,752,318    $    87,523    $ 10,052,498    $ (9,923,207)   $         --    $    216,814
                        ====   ========    =========    ===========    ============    ============    ============    ============

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

         The preparation of The Singing Machine's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and The Singing Machine's actual results are subject to the risk factors listed in Quantitative and Qualitative Disclosure About Market Risk section.

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

         INCOME TAXES. Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. At December 31, 2003 and March 31, 2004, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it was not more likely than not that the deferred taxes would be realized. At March 31, 2004 and 2003, The Singing Machine had gross deferred tax assets of $8.2 million and $1.9 million, against which the Company recorded valuation allowances totaling $8.2 million and $0, respectively.

         For the fiscal year ended March 31, 2004, the Company recorded a tax provision of $758,505. This occurred because the valuation allowance established against the Company's deferred tax assets exceeded the amount of the benefit created from carrying back a portion of the current year's losses. The carry-back of the losses from the current year resulted in an income tax receivable of $1.1 million, which is included in refundable tax in the accompanying balance sheets. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

         The Company's subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2004 due to the subsidiary's net operating loss for the year.

Hong Kong income taxes payable totaled $2.4 million at March 31, 2004 and 2003 and is included in the accompanying balance sheets as income taxes payable.

         The Company effectively repatriated approximately $2.0 million, $5.6 million and $5.7 million from its foreign operations in 2004, 2003 and 2002, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. The Company has no remaining undistributed earnings of the Company's foreign subsidiary.

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

FOREIGN CURRENCY TRANSLATION

         The functional currency of the Hong Kong Subsidiary is the local currency. The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidate statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash at March 31, 2004, 2003 and 2002 were also not material.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at March 31, 2004 and 2003 include approximately $140,000 and $73,000, respectively, held in foreign banks by the Hong Kong Subsidiary.

COMPREHENSIVE EARNINGS

         Other comprehensive earnings (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on derivatives designated as cash flow hedges. For the years ended March 31, 2004, 2003 and 2002 comprehensive earnings (loss) was equal to net earnings (loss).

INVENTORIES

         Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. Inventory consigned to customers at March 31, 2004 and 2003 was $300,914 and $56,695, respectively. The following table represents the major components of inventory at March 31.

                                          2004              2003
                                      ------------      ------------
         Finished goods               $ 11,687,856      $ 27,807,763
         Inventory in transit              121,350         1,101,940
         Less: Inventory reserves       (6,581,146)       (3,715,357)
                                      ------------      ------------
         Total Inventories, net       $  5,228,060      $ 25,194,346
                                      ============      ============

LONG-LIVED ASSETS

         The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the year ended March 31, 2004, the Company recorded an impairment charge totaling $442,989 on certain tooling. The charge was the result of the Company's decision to discontinue certain inventory models.

SHIPPING AND HANDLING COSTS

         Shipping and handling costs are classified as a separate component of operating expenses and those billed to customers are recorded as revenue in the statement of operations.

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

DUE FROM MANUFACTURER

         The Hong Kong Subsidiary operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company. Certain manufacturers credited the Company for the return of inventory to the factory for rework. One manufacturer also credited the Company for volume incentive rebates on purchases in fiscal 2003. The balance due from these manufacturers as of March 31, 2004 and 2003 was $134,964 and $1,091,871, respectively and will be applied to future purchases of inventory.

CUSTOMER CREDITS ON ACCOUNT

         Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

STOCK BASED COMPENSATION

         The Company accounts for stock options issued to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applied the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123", which permits entities to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied to options granted.

         Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net earnings (loss) would have been changed to the pro-forma amounts indicated below for the years ended March 31:

                                                                  FOR THE FISCAL YEAR ENDED MARCH 31,
                                                                ---------------------------------------
                                                                    2004          2003          2002
                                                                ------------   ----------    ----------
Net (loss) earnings, as reported                                ($22,683,424)  $1,217,812    $6,289,065
Deducts: Total stock-based employee
         compensation expensed determined
         under fair value based method,
         net of tax                                                ($723,058) ($1,740,624)    ($115,489)
                                                                ------------  -----------    ----------

Net (loss) earning, pro forma                                   ($23,406,482)   ($522,812)   $6,173,576

Net (loss) earnings per share - basic           As reported           ($2.65)       $0.15         $0.88
                                                Pro forma             ($2.73)      ($0.06)        $0.86
Net (loss) earnings per share - diluted         As reported           ($2.65)       $0.14         $0.79
                                                Pro forma             ($2.73)      ($0.06)        $0.78

         The effect of applying SFAS No. 123 is not likely to be representative of the effects on reported net earnings (loss) for future years due to, among other things, the effects of vesting.

         For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 using the following weighted-average assumptions:

                  Fiscal 2004: expected dividend yield 0%, risk-free interest rate of 4%, volatility between 80% and 110% and expected term of three years.

                  Fiscal 2003: expected dividend yield 0%, risk-free interest rate of 4%, volatility 71% and expected term of three years.

                  Fiscal 2002: expected dividend yield 0%, risk-free interest rate of 6.08% to 6.81%, volatility 42% and expected term of two years.

ADVERTISING

         Costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company has cooperative advertising arrangements with its vendors and accrues the cost of advertising as a selling expense, calculated on the related revenues. Advertising expense for the years ended March 31, 2004, 2003 and 2002 was $2,340,439, $5,032,367 and
$2,377,638, respectively.

RESEARCH AND DEVELOPMENT COSTS

         All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general & administrative expenses in the consolidated statements of operations. For the years ended March 31, 2004, 2003 and 2002, these amounts totaled $302,144, $674,925 and $181,866, respectively.

EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings per Share", basic (loss) earnings per share is computed by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding including the effect of common stock equivalents.

         The following table presents a reconciliation of basic and diluted
(loss) earnings per share:

                                                        2004              2003          2002
                                                     ------------      ----------     ----------
                                                                                    (as restated)
Net (loss) earnings                                  $(22,683,424)     $1,217,812     $6,289,065
(loss) earnings available to common shareholders     $(22,683,424)     $1,217,812     $6,289,065
Weighted average shares outstanding - basic             8,566,116       8,114,330      7,159,142
(Loss) earnings per share - Basic                    $      (2.65)     $     0.15     $     0.88

(Loss) earnings available to common shareholders     $(22,683,424)     $1,217,812     $6,289,065
Weighted average shares outstanding - basic             8,566,116       8,114,330      7,159,142
Effect of dilutive securities:
Stock options/Warrants                                          0         817,055        784,331
Convertible debentures                                          0              --             --
                                                     ------------      ----------     ----------
Weighted average shares outstanding - diluted           8,566,116       8,931,385      7,943,473
Earnings per share - Diluted                         $      (2.65)     $     0.14     $     0.79
                                                     ============      ==========     ==========

         In 2004, 2003 and 2002, 2,657,532, 90,000 and 0 common stock equivalents were not included in the computation of diluted (loss) earnings per share as their effect would have been antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short period to maturity for these instruments.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The adoption of FIN 46 did not have a material effect on the Company's financial condition, results of operations, or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments with Characteristics of both Liabilities and Equity." This statement amends and clarifies accounting for derivatives instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition, results of operations, or cash flows.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity and is effective financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003 The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition, results of operations, or cash flows.

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

         On February 9, 2004, the Company entered into a factoring agreement with Milberg Factors, Inc. and as of March 31, 2004, the Company was in violation of the minimum required tangible net worth and working capital covenants of the agreement. Subsequent to March 31, 2004, the agreement was terminated.

         The Company anticipates generating cash flow from the following, until the September selling season:

         o Collection of existing Accounts Receivable. At March 31, 2004 the Company had Accounts Receivable (net of allowances) $3,806,166.

         o Sale of existing inventory. A March 31, 2004, the Company had Inventory (net of reserves) $5,228,060.

         o Receipt of federal tax refund. The Company has a tax refund of $1.1 million as a result of net loss carry back. It is anticipated that the refund will be received in September or October 2004.


         Sales will be financed using the following methods:

         o Vendor Financing. The Company's key vendors in China have agreed to manufacture on behalf of the Company, without advanced payments.

         o A significant amount of committed customer orders (discussed in Backlog) have been sold under customer letters of credit terms. The customers letters of credit will be used as colateral to provide advances to our vendors. The customers will pay and take title of the karaoke machines in China as the karaoke machines are shipped. This will generate immediate funds to pay the vendors and generate additional cash flows.

         o As stated above a tax refund of $1.1 million dollars is anticipated to be received in September or October. These funds will also be used to pay the Company's vendors.

         o For customers whose terms of sale are with open terms, the Company will also use a factoring arrangement, either with Milberg or some other financial institution.

         On July 14, 2004, a director Jay Bauer has advanced the Company a short term loan of $200,000, to be used to meet working capital obligations. The loan bears interest at 8.75% per annum and is due on demand.

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

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

         On February 9, 2004, the Company entered into a factoring agreement with Milberg Factors, Inc. ("Milberg") of New York City. The agreement allows the Company, at the discretion of Milberg, to factor its outstanding receivables without recourse up to a maximum of the lesser of $3.5 million or 80% of eligible accounts receivable, less certain reserves determined by Milberg. The Company will pay .8% of gross receivables in fees and the average balance of the line will be subject to interest on a monthly basis at prime plus .75% with a minimum rate not to decrease below 4.75%. The agreement contains minimum aggregate charges in any calendar year of $200,000, limits on incurring any additional indebtedness and the Company must maintain tangible net worth and working capital above $7.5 million. Milberg also received a security interest in all of the Company's accounts receivable and inventory located in the United States and a pledge of 66 2/3% of the Hong Kong Subsidiary. For the year ending March 31, 2004, the Company incurred $141,455 in related charges which are included in selling, general and administrative expenses in the accompanying statements of operations.

         No accounts were factored for the year ended March 31, 2004 and as of March 31, 2004, the Company was in violation of the minimum tangible net worth and working capital requirements. Subsequent to March 31, 2004, the agreement was terminated.

NOTE 5 - PROPERTY AND EQUIPMENT

         A summary of property and equipment at March 31, 2004 and 2003 is as follows:

                                        USEFUL LIVES             2004             2003
                                        ------------        -----------       -----------
Computer and office equipment            5 years            $   465,810       $   313,222
Furniture and fixtures                   5 - 7 years            381,164           341,777
Leasehold improvements                        *                 103,776           110,841
Molds and tooling                        3 years              2,903,822         1,803,435
                                                            -----------       -----------
                                                              3,854,572         2,569,274
Less:  accumulated depreciation                              (2,870,592)       (1,472,850)
                                                            -----------       -----------
Total net property and equipment                            $   983,980       $ 1,096,424
                                                            ===========       ===========

----------
* Shorter of remaining term of lease or useful life

NOTE 6 - RESTRICTED CASH

         The Company, through the Hong Kong Subsidiary, maintains a letter of credit facility and short term loan with a major international bank. The Hong Kong Subsidiary is required to maintain a separate deposit account in the amount of $874,283 and $838,411 at March 31, 2004 and 2003, respectively. This amount is shown as restricted cash at March 31, 2004 and 2003.

NOTE 7 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

         The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

         o Overdraft protection facilities

         o Issuance and negotiation of letters of credit, both regular and discrepant

         o Trust receipts

         o A Company credit card

         The facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lender and require that the Company maintain a minimum tangible net worth. The maximum available credit under the facilities is $2.0 million. The balance at March 31, 2004 and 2003 was $62,282 and $316,646, respectively. The interest rate is approximately 4%. At March 31, 2004, the company does not have any availability under these facilites.


LOAN AND SECURITY AGREEMENT

         On April 26, 2001, the Company executed a Loan and Security Agreement with a commercial lender, which as amended was due to expire on March 31, 2004. As of January 31, 2004 the loan was paid in full, the facility was terminated and the UCC filings were released.

SUBORDINATED DEBT

         On July 10, 2003, the Company obtained $1 million in subordinated debt financing from a certain officer, directors and an associate of a director. The loans accrue interest at 9.5% per annum and as of March 31, 2004, all interest was accrued and unpaid and totaled approximately $71,000. These loans were originally scheduled to be repaid by October 31, 2003; however, the loans have since been subordinated to Milberg and the total amount outstanding of $1 million will not be repaid until either the subordination is released by Milberg or the factoring agreement is terminated.

LOAN FROM DIRECTOR

         On July 14, 2004, a director Jay Bauer has advanced the Company a short term loan of $200,000, to be used to meet working capital obligations. The loan bears interest at 8.75% per annum and is due on demand.

NOTE 8 - CONVERTIBLE DEBENTURES WITH WARRANT

         In September 2003, the Company issued $4 million of 8% Convertible Debentures in a private offering which are due February 20, 2006 ("Convertible Debentures"). The net cash proceeds received by the Company were $3,745,000 after deduction of cash commissions and other expenses.

         The Convertible Debentures are subordinated to Milberg and are convertible at the option of the holders into 1,038,962 common shares at a conversion price of $3.85 per common share, subject to certain anti-dilution adjustment provisions, at any time after the closing date.

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

         In accounting for this transaction, the Company allocated the proceeds based on the relative estimated fair value of the stock purchase warrants and the convertible debentures. This allocation resulted in a discount on the convertible debentures of $3.3 million, which is being amortized over the life of the debt on a straight-line basis to interest expense, which is not materially different from effective interest method. Total amortization for fiscal year ended March 31, 2004 totaled $757,851 and the unamortized discount totaled $2,554,511 at March 31, 2004.

         On February 9, 2004, the Company amended its convertible debenture agreements to increase the interest rate to 8.5% and to grant warrants to purchase an aggregate of 30,000 shares of the Company's common stock to the debenture holders on a pro-rata basis. These concessions are in consideration of the debenture holder's agreements to (i) enter into new subordination agreements with Milberg, (ii) to waive all liquidated damages due under the transaction documents through July 1, 2004 and (iii) to extend the effective date of the Form S-1 registration statement until July 1, 2004. The new warrants have an exercise price equal to $1.52 per share and the fair value of these warrants was estimated by using the Black-Scholes Option-Pricing Model and totaled $30,981. This amount was expensed as a component of selling, general and administrative expenses. Pursuant to the Convertible Debenture agreements, the Company was required to register the shares of common stock underlying the debentures and detachable stock purchase warrants issued in connection with the debentures. The registration of the common shares was required to be effective by July 1, 2004. As the related Form S-1 registration statement was not effective on July 1, 2004, the Company is required to pay liquidating damages in the amount of $80,000 per month until the registration statement becomes effective and is in technical default of the agreement.

         In connection with the Convertible Debentures the Company paid financing fees as follows: 103,896 stock purchase warrants, with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures on a straight-line basis.

The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets and total $512,487.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

         CLASS ACTION From July 2, 2003 through October 2, 2003, seven securities class action lawsuits and a shareholder's derivative action were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida on behalf of all persons who purchased the Company's securities during the various class action periods specified in the complaints. On September 18, 2003, United States District Judge William J. Zlock entered an order consolidating the seven (7) purported class action law suits and one (1) purported shareholder derivative action into a single action case styled Frank Bielansky v. the Company, Salberg & Company, P.A., et al - Case Number: 03-80596 - CIV - ZLOCK (the "Class Action"). Salberg & Company, P.A. is our former independent auditor. The complaints that were filed allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The complaints seek compensatory damages, attorney's fees and injunctive relief.

         The Company entered into a settlement agreement with the plaintiffs in the Class Action in March 2004. At a hearing in April 2004, the Court gave preliminary approval for the settlement and directed that notices be sent to shareholders pursuant to the settlement agreement. The notices advised shareholders of their rights and responsibilities concerning the settlement. The Court has set a hearing on July 30, 2004 before Judge Zlock to consider final approval of the Settlement.

         Pursuant to the terms of the settlement agreement, the Company is required to make a cash payment of $800,000 and Salberg & Company, P.A., our former auditor, is required to make a payment of $475,000. Our cash payment of $800,000 is covered by our liability insurance and our insurer has placed this payment in an escrow account pending final approval of the Settlement. In addition, the Company is obligated to issue 400,000 shares of its common stock and may also provide other non-cash consideration. The pending settlement would also obligate the Company to implement certain corporate governance changes, including an expansion of its Board of Directors to six members with independent directors comprising at least 2/3 of the total Board seats.

         As of March 31, 2004, the Company recorded an expense equal to the total estimated cost of the settlement less the amount expected to be reimbursed by the Company's insurance carrier. The net charge associated with this matter totaled approximately $462,000 and is included as a component of selling, general and administrative expenses in the accompanying statements of operations.

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

         The Company entered into a separation and release agreement with an executive on December 19, 2003. The agreement provided for the individual to receive $161,939 in settlement of the Company's contract. The amount of the settlement was expensed as compensation as of the date of the agreement.

         The Company entered into a separation and release agreement with an executive on April 6, 2004. The agreement provided for the individual to receive $115,519 in settlement of the Company's contract. The amount has been expensed as compensation at March 31, 2004, at which time the amount settled was probable and estimatable.

         The Company entered into a separation and release agreement with an executive on April 12, 2004. The agreement provided for the individual to receive $51,050 in settlement of the Company's contract. The amount has been expensed as compensation at March 31, 2004, at which time the amount settled was probable and estimatable.

         The Company entered into a settlement agreement with an investment banker on November 17, 2003. Pursuant to this agreement, the Company agreed to pay the sum of $181,067 over a five month period and issue to the investment banker 40,151 shares of stock with a fair value of $94,355. As of the date of the settlement agreement, the Company expensed the total amount of the settlement, which is included as selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2004, the unpaid balance totaled $72,427 and is included in accounts payable in the accompanying balance sheets.

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

LEASES

         The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, Rancho Dominguez, California and Kowloon, Hong Kong. The leases expire at varying dates. Rent expense for fiscal 2004, 2003 and 2002 was $1,542,041, $901,251 and $333,751, respectively.

         In addition, the Company maintains various warehouse and computer equipment operating leases.

         Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2004 are as follows:

                                    PROPERTY LEASES         EQUIPMENT LEASES
                                    ---------------         ----------------
       Year ending March 31:
                        2005           $  838,792                 $ 71,746
                        2006              579,851                   19,502
                        2007              495,545                    7,969
                        2008              371,659                   13,044
                        2009              371,659                    8,002
                                       ----------                 --------
                                       $2,657,506                 $120,263
                                       ==========                 ========

EMPLOYMENT AGREEMENTS

         The Company has employment contracts with three key officer and one employee as of March 31, 2004. The agreements provide for base salaries, with annual cost of living adjustments and travel allowances and expire through March 31, 2006. In the event of a termination for cause or in the event of a change of control, as defined in the agreements, the employees would be entitled to a lump sum payment in the aggregate of $533,000.

MERCHANDISE LICENSE AGREEMENTS

         We entered into a licensing agreement with MTV in November 2000 and have amended the agreement five times since that date. This license covers the sale of MTV products in the United States, Canada and Australia. During fiscal 2004, the Company's product line consisted of nine MTV branded machines and a wide assortment of MTV branded music. The license agreement as amended with MTV currently expires on August 31, 2004, subject to MTV's option, at its sole discretion, to extend the agreement for additional four month period. Each of the license periods contains a minimum guarantee royalty payment of $200,000, which is recoupable against sales throughout the calendar year, unless the license agreement is cancelled. The remaining future minimum payment is $200,000 as of March 31, 2004.

         In February 2003, the Company entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow the Company to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, the Company is obligated to make guaranteed minimum royalty payments over a specified period of time in the amount of $300,000. The Universal Music Entertainment license expires on March 31, 2006 and does not contain any automatic renewal provisions. The remaining future minimum payment is $175,000 as of March 31, 2004.

         The Company entered into a license agreement with Care Bears in September 2003. Under this agreement, the Company licensed Care Bears branded machines and electronic products. This license expires on January 1, 2006. Over the term of the license agreement, the Company is obligated to make guaranteed minimum royalty payments over a specific period of time in the amount of $200,000. The remaining future minimum payment is $175,000 as of March 31, 2004

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

         During the fiscal ended March 31, 2004, the Company issued 580,640 shares of its common stock. Of these shares, 28,571 were issued in lieu of a cash payment of commission and closing costs relating to the Convertible Debentures. Certain executives received 63,420 shares of common stock in lieu of a portion of their cash compensation and bonuses for fiscal 2004. The fair value of this stock, $290,464 was charged to compensation expense. 40,151 shares of stock were issued in lieu of a settlement with an investment banker, at an estimated fair value of $94,355. The remaining 448,498 shares of stock issued were through the exercise of vested stock options.

         During fiscal 2004, 2003 and 2002, the Company issued the following shares of stock upon exercise of outstanding options and warrants.

                      Number of Shares Issued         Proceeds to Company

2004                            580,640                      $860,535

2003                            151,651                      $242,119

2002                          1,481,347                    $1,314,659

GUARANTEE FEES

         During the year ended March 31, 2000, the Company issued 525,000 shares of common stock to two officers of the Company in exchange for guarantees relaed to the Company's factor agreement, and letter of credit agreement. These guarantee fees totaled $590,625 and were amortized over a period of 31 months. For the years ended March 31, 2002, $171,472 of deferred fees were charged to operations. There were no remaining deferred guarantee fees at March 31, 2002.

EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings per Share", basic (loss) earnings per share are computed by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

         In 2004, 2003 and 2002, 2,657,532, 90,000 and 0 common stock equivalents were not included in the computation of diluted (loss) earnings per share as their effect would have been antidilutive.

For the fiscal year ended March 31, 2004, there were 1,618,570 common stock options and warrants outstanding with exercise prices between $1.30 and $14.30. In addition, there is a potential 1,038,962 shares that may be issued in connection with the Convertible Debentures if certain conditions exist.

STOCK OPTIONS

         On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the
"1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2004, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual in any fiscal year. As of March 31, 2004, the Company had granted 922,470 options under the Year 2001 Plan, leaving 1,027,530 options available to be granted. As of March 31, 2004, the Company had 358,700 options issued and outstanding under its 1994 Plan.

         In accordance with SFAS No. 123, for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its options issued. The following table sets forth the issuances of stock options for fiscal 2004, 2003 and 2002.

         The exercise price of employee common stock option issuances in 2004, 2003 and 2002 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years. A summary of the options issued as of March 31, 2004, 2003 and 2002 and changes during the years is presented below

                                         Weighted                Weighted                 Weighted
                                         Average                 Average                  Average
                             Number of   Exercise    Number of   Exercise    Number of    Exercise
                              Options      Price      Options      Price       Options     Price
                             ---------   --------    ---------   ---------   ---------    ---------
Fiscal Year                           2004                    2003                     2002
Stock Options:
Balance at
  beginning of period        1,543,250     $4.43     1,094,475     $2.11     2,433,300     $1.31
Granted                        423,980     $2.66       567,000     $7.88        82,800     $3.92
Exercised                     (448,500)    $1.91      (143,725)    $1.63    (1,406,625)    $0.87
Forfeited                     (491,200)    $6.75        (4,500)    $2.04       (15,000)    $2.04
                             ---------               ---------              ----------
Balance at end of period     1,027,530     $3.95     1,513,250     $4.43     1,094,475     $2.11
                             =========               =========              ==========
Options exercisable at
  end of period                630,168     $4.48       976,250     $2.45       647,738     $2.11
                             =========               =========              ==========
Weighted average
  fair value of
  options granted
  during the period                        $2.63                   $8.19                   $1.54

         The following table summarizes information about employee stock options and warrants outstanding at March 31, 2004:

                                                  Weighted Average
                          Number Outstanding at      Remaining        Weighted Average    Number Exercisable       Weighted Average
Range of Exercise Price      March 31, 2004       Contractual Life      Exercise Price     at March 31, 2003         Exercise Price
-----------------------   ---------------------   ----------------    ----------------    ------------------       ----------------
       $1.30 - $1.97              288,330              8.43                  $1.73                 20,001                  $1.30
           $2.04                  373,700              2.39                  $2.04                373,000                  $2.04
       $3.83 -$7.26               215,000              7.20                  $5.66                 91,667                  $5.67
       $9.00 -$14.30              150,500              6.47                 $10.47                145,500                 $10.43
                                ---------                                                         -------
                                1,027,530                                                         630,168
                                =========                                                         =======

STOCK WARRANTS

         During fiscal year 2004, the Company issued a total of 591,040 stock purchase warrants as follows. In September, 2003, 457,143 of the warrants were issued to investors in connection with the $4 million debenture offering (see
Note 10) and 103,896 warrants were issued to the respective investment banker. The estimated fair value of the warrants issued to the investors in the amount of $1,180,901 was recorded as a discount on the debentures and the estimated fair value of the warrants issued to the investment banker in the amount of $268,386 has been record as deferred fees. Both amounts are being amortized over the term of the debentures. In February 2004, the Company issued an additional 30,001 warrants to the investors in connection with a settlement agreement (see note 10). The estimated fair value of these warrants totaled $30,981, which was expensed as component of selling, general and administrative expenses. The weighted average fair value of warrants issued during fiscal 2004 and outstanding as of March 31, 2004 was $2.67.

         As of March 31, 2004, 591,040 stock purchase warrants were outstanding and exercisable with a weighted average exercise price of $3.98. The range of exercise prices was between $1.52 and $4.03 per common share.

NOTE 11 - INCOME TAX

         The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of earnings consisted of the following components for 2004, 2003 and 2002:

                           2004           2003           2002
                        -----------    -----------    ----------
                                                    (as restated)
         Current:
         U.S. Federal   $(1,071,709)   $   663,816    $1,027,545
         Foreign                 --      1,230,650       748,672
         State              (95,398)        38,500       119,277
         Deferred         1,925,612     (1,734,194)           --
                        -----------    -----------    ----------
                        $   758,505    $   198,772    $1,895,494
                        ===========    ===========    ==========

         The United States and foreign components of earnings (loss) before income taxes are as follows:

                             2004            2003          2002
                         ------------    -----------    ----------
         United States   $(21,362,610)   $(5,952,129)   $3,669,341
         Foreign             (562,309)     7,368,713     4,515,218
                         ------------    -----------    ----------
                         $(21,924,919)   $ 1,416,584    $8,184,559
                         ============    ===========    ==========

         The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2004, 2003 and 2002 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                           2004           2003            2002
                                                        -----------    -----------    -----------
                                                                                     (as restated)
Expected tax expense (benefit)                          $(7,454,472)   $   481,880    $ 2,782,750
State income taxes, net of Federal income tax benefit      (426,796)       (43,204)        78,723
Permanent differences                                         5,830         69,114             --
Deemed Dividend                                             410,513      1,011,628      1,027,545
Change in valuation allowance                             8,160,924             --     (1,059,089)
Tax rate differential on foreign earnings                    92,781     (1,326,368)      (812,739)
Other                                                       (30,274)         5,723       (121,696)
                                                        -----------    -----------    -----------
Actual tax expense                                      $   758,505    $   198,772    $ 1,895,494
                                                        ===========    ===========    ===========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2004 and 2003 are as follows:

                                                        2004           2003
                                                     -----------    -----------

         Deferred tax assets:
         Inventory differences                       $ 2,309,487    $ 1,491,021
         State net operating loss carryforward           502,417        171,019
         Federal net operating loss carryforward       2,425,186             --
         Hong Kong net operating loss carryforward        98,404             --
         Hong Kong foreign tax credit                  2,447,746             --
         AMT credit carryforward                          70,090             --
         Bad debt reserve                                 33,323        137,958
         Reserve for sales returns                       161,726        110,303
         Charitable contributions                         58,037             --
         Amortization of reorganization intangible        68,981         28,076
                                                     -----------    -----------
         Total Gross Deferred Assets                   8,175,397      1,938,377
         Less valuation allowance                     (8,160,924)            --
         Deferred tax liability                               --      1,938,377
         Depreciation                                    (14,473)       (12,765)
                                                     -----------    -----------
         Net Deferred Tax Asset                      $     (0.00)   $ 1,925,612
                                                     ===========    ===========


NOTE 12 - SEGMENT INFORMATION


         The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Hong Kong Subsidiary. Sales by geographic region for the year ended March 31 were as follows:

                             2004         2003          2002
                         -----------   -----------   -----------
         United States    41,729,879   $76,777,138   $62,333,801
         Asia                     --        21,310        49,314
         Australia           959,444       814,334            --
         Canada            1,314,617       919,642        47,565
         Europe           25,783,789    15,714,846            --
         Latin America       753,399     1,366,496        45,073
                         -----------   -----------   -----------
                         $70,541,128   $95,613,766   $62,475,753
                         ===========   ===========   ===========

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 - EMPLOYEE BENEFIT PLANS


         The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2004, 2003 and 2002 totaled $55,402, $61,466 and $41,733, respectively and are included as a component of compensation expenses in the accompanying statements of operations. The Company does not provide any post employment benefits to retirees.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, SUPPLIERS, AND FINANCING



         The Company derives primarily all of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2004, 65% of accounts receivable were due from three customers: two from the U.S. and one from an International Customer. Accounts receivable from three customers that individually owed over 10% of accounts receivable at March 31, 2004 was 31%, 24% and 10%. Accounts receivable from four customers that individually owed over 10% of accounts receivable at March 31, 2003 was 22%, 19%, 15% and 11%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.


         Revenues derived from five customers in 2004, 2003 and 2002 were 54%, 67% and 87% of revenues, respectively. Revenues derived from three customers in 2004 ,2003, and 2002, respectively, which individually purchased greater than 10% of the Company's total revenues, were 20%, 12% and 10% in 2004, 21%, 17% and 15% in 2003, 37%, 28%, and 10% in 2002.

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

         During fiscal years 2004, 2003 and 2002, manufacturers in the People's Republic of China (China) accounted for approximately 96%, 94% and 95%, respectively, of the Company's total product purchases, including all of the Company's hardware purchases.

         Net sales derived from the Hong Kong Subsidiary aggregated $43.1 million in 2004, $49.3 million in 2003 and $27.2 million in 2002. The carrying value of net assets held by the Company's Hong Kong based subsidiary was $14.4 million at March 31, 2004.


NOTE 15 - QUARTERLY FINANCIAL DATA - UNAUDITED


         The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2004 and 2003 are set forth in the following table:

                                                                                Basic      Diluted
                                                                               Earnings    Earnings
                                                           Net Earnings       (Loss) Per  (Loss) Per
                                Sales      Gross Profit       (Loss)             Share      Share
                             -----------   ------------    ------------         ------      ------
2004
         First quarter       $ 7,627,975   $  1,726,109    $ (2,317,352)        $(0.28)     $(0.28)
         Second quarter       31,984,251      3,803,539        (656,669)         (0.08)      (0.08)
         Third quarter        28,689,623     (2,601,125)    (10,450,601)         (1.20)      (1.20)
         Fourth quarter        2,239,279     (1,109,973)     (9,258,802)         (1.09)      (1.09)
                             -----------   ------------    ------------         ------      ------
                     Total   $70,541,128   $  1,818,550    $(22,683,424)        $(2.65)     $(2.65)
                             ===========   ============    ============         ======      ======

2003
         First quarter       $ 4,264,203   $  1,273,322    $ (1,358,780)        $(0.17)     $(0.17)
         Second quarter       33,044,306      9,754,954       4,837,926           0.60        0.54
         Third quarter        49,102,372     14,525,191       3,846,894           0.47        0.43
         Fourth quarter        9,202,885     (2,268,736)     (6,108,228)         (0.75)      (0.66)
                             -----------   ------------    ------------         ------      ------
                     Total   $95,613,766   $ 23,284,731    $  1,217,812         $ 0.15      $ 0.14
                             ===========   ============    ============         ======      ======

Supplemental Data

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

                                                     Balance at   Charged to   Reduction     Credited to   Balance at
                                                    Beginning of  Costs and      to for       Costs and      End of
               Description                             Period      Expenses    Write off      Expenses       Period
               -----------                           ----------   ----------   -----------    -----------  ----------
Year ended March31, 2004
Reserves deducted from assets to which they apply:
       Allowance for doubtful accounts               $  405,759   $   72,864   $  (148,074)   $  (232,540) $   98,009
       Inventory reserves                            $3,715,357   $7,047,197                  $(4,181,408) $6,581,146

Year ended March31, 2003
Reserves deducted from assets to which they apply:
       Allowance for doubtful accounts               $   12,022   $  412,055   $        --    $   (18,318) $  405,759
       Inventory reserves                            $       --   $3,715,357   $        --    $        --  $3,715,357
Year ended March 31, 2002
Reserves deducted from assets to which they apply:
       Allowance for doubtful accounts               $    9,812   $   45,078   $   (42,868)   $        --  $   12,022
       Inventory reserves                            $       --   $       --   $        --    $        --  $       --

                                 EXHIBIT INDEX

Exhibit
No.      Description
-------  -----------

10.6 Employment Agreement dated February 27, 2004 between the Singing Machine and Eddie Steele.

10.9 Separation and Release Agreement effective as of April 9, 2004 between the Singing Machine and April Green.

10.10 Separation and Release Agreement dated December 16,2003 between the Singing Machine and Jack Dromgold.

10.11 Separation and Release Agreement effective as of April 12, 2004 between the Singing Machine and John Dahl.

10.28 Distribution Agreement dated April 1, 2003 between the Singing Machine and Arbiter Group, PLC.

10.29 Loan Agreements dated August 13, 2003 in the aggregate amount of $1 million between the Company and each of Josef Bauer, Howard Moore & Helen Moore Living Trust, Maureen G. LaRoche and Yi Ping Chan.

10.30 Letter dated March 4, 2003 from Jay Bauer to the Singing Machine regarding a $400,000 loan.

14.1     Code of Ethics

21.1     List of Subsidiaries

23.1     Consent of Grant Thornton, LLP

23.2     Consent of Salberg & Co.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002