Form 10-Q
period 2004-06-30
SINGING MACHINE CO INC
filed 2004-08-16
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  NUMBER OF SHARES
                CLASS                        OUTSTANDING ON JULY 30, 2004
                -----                        ----------------------------
    Common Stock, $0.01 par value                     8,802,318

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY



                                      INDEX



                                             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - June 30, 2004 (Unaudited)
         and March 31, 2004 ..............................................  3

         Consolidated Statements of Operations - Three months
         ended June 30, 2004 and 2003 (Unaudited)     ....................  4

         Consolidated Statements of Cash Flows - Three months ended
         June 30, 2004 and 2003 (Unaudited) .......................... . .  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk . . . . 23

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . 24

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 25

Item 2.  Changes in Securities ........................................... 25

Item 3.  Defaults Upon Senior Securities ................................. 25

Item 4.  Submission of Matters to a Vote of Security Holders ............. 25

Item 5.  Other Information ............................................... 25

Item 6.  Exhibits and Reports on Form 8-K ................................ 25

SIGNATURES ............................................................... 27

Exhibits

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30         March 31
                                                                        2004            2004
                                                                    ------------    ------------
                                                                     (UNAUDITED)
                                     Assets
                                     ------
Current Assets
Cash and cash equivalents                                           $    313,574    $    356,342
Restricted Cash                                                          863,968         874,283
Accounts Receivable, less allowances of $76,617
  and $98,009, respectively                                            2,020,834       3,806,166
Due from manufacturers                                                   228,169          95,580
Inventories                                                            4,763,060       5,923,267
Prepaid expense and other current assets                               1,112,962         783,492
Insurance receivable                                                     800,000         800,000
Refundable tax                                                         1,111,401       1,178,512
                                                                    ------------    ------------
     TOTAL CURRENT ASSETS                                             11,213,968      13,817,642

PROPERTY AND EQUIPMENT, at cost less accumulated depreciation
  of $2,700,000 and $2,567,000 respectively                              869,782         983,980
OTHER ASSETS
Other non-current assets                                                 551,070         615,773
                                                                    ------------    ------------
     TOTAL ASSETS                                                   $ 12,634,820    $ 15,417,395
                                                                    ============    ============
                 Liabilities and Shareholders' (Deficit) Equity
                 ----------------------------------------------
Current Liabilities
Bank overdraft                                                      $     55,504    $     62,282
Accounts payable                                                       3,852,160       4,651,675
Accrued expenses                                                       2,796,912       3,481,905
Customer credits on account                                            1,806,784       2,111,484
Convertible debentures, net of unamortized discount of $2,221,796      1,778,204       1,445,489
  and $2,554,511, respectively
Subordinated debt-related parties                                      1,000,000       1,000,000
Note payable - related party                                              40,000              --
Income taxes payable                                                   2,554,952       2,447,746
                                                                    ------------    ------------
     TOTAL CURRENT LIABILITIES                                        13,884,516      15,200,581

SHAREHOLDERS' (DEFICIT) EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding
Common stock, Class A, $.01 par value; 100,000 shares
  authorized; no shares issued and outstanDing
Common stock, $0.01 par value; 18,900,000 shares authorized;
  8,802,318 and 8,171,678 shares issued and outstanding                   88,023          87,523
Additional paid-in capital                                            10,104,998      10,052,498
Accumulated (deficit)/retained earnings                              (11,442,717)     (9,923,207)
                                                                    ------------    ------------

     TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                             (1,249,696)        216,814
                                                                    ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)$EQUITY           $ 12,634,820    $ 15,417,395
                                                                    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THREE MONTHS ENDING JUNE 30
                                                     -------------------------------
                                                           2004           2003
                                                        -----------    -----------
NET SALES                                               $ 3,856,872    $ 7,627,975

COST OF SALES
     Cost of Goods Sold                                   3,086,733      5,901,866
                                                        -----------    -----------

GROSS PROFIT                                                770,139      1,726,109

OPERATING EXPENSES
Advertising                                                  69,589        270,770
Commissions                                                  45,520             --
Compensation                                                686,215      1,299,195
Freight & Handling                                           90,688        225,866
Royalty Expense                                              32,731         83,964
Selling, general & administrative expenses                  929,691      1,980,552
                                                        -----------    -----------
TOTAL OPERATING EXPENSES                                  1,854,434      3,860,347
                                                        -----------    -----------

LOSS FROM OPERATIONS                                     (1,084,295)    (2,134,238)

OTHER INCOME (EXPENSES)
Other income                                                 11,700          7,669
Interest expense                                           (114,200)      (188,468)
Interest expense - Amortization                            (332,715)            --
                                                        -----------    -----------

NET OTHER EXPENSES                                         (435,215)      (180,799)
                                                        -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (1,519,510)    (2,315,037)

PROVISION FOR INCOME TAXES                                       --          2,315
                                                        -----------    -----------

NET LOSS                                                $(1,519,510)    (2,317,352)
                                                        ===========    ===========

LOSS PER COMMON SHARE:
     Basic and diluted                                  $     (0.17)   $     (0.28)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
     Basic and diluted                                    8,787,483      8,278,469


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THREE MONTHS ENDING JUNE 30
                                                                      -------------------------------
                                                                             2004          2003
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                           $(1,519,510)   $(2,317,352)
      Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities
      Depreciation and amortization                                          133,437        175,519
      Amortization of discount/deferred fees on convertible debentures       332,715             --
      Changes in assets and liabilities:
      Accounts Receivable                                                  1,785,332      1,526,456
      Due from manufacturer                                                 (132,589)            --
      Inventories                                                          1,160,206        266,185
      Prepaid expenses and other assets                                     (329,471)      (457,782)
      Other non-current assets                                                64,703             --
      Accounts payable                                                      (799,516)     1,299,330
      Accrued expenses                                                      (631,993)      (211,914)
      Customer credits on account                                           (304,700)            --
      Current income taxes                                                   174,317          2,315
                                                                         -----------    -----------
               Net cash (used in) provided by operating activities           (67,066)       282,757
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                     (19,240)      (299,186)
      Restricted cash                                                         10,315        (23,711)
                                                                         -----------    -----------
               Net cash used in investing activities                          (8,925)      (322,897)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings from revolving credit facilities                                 --     (1,879,453)
      Repayments to revolving credit facilities                                   --             --
      Bank Overdraft                                                          (6,777)      (269,994)
      Proceeds from note payable                                              40,000      2,000,000
      Payments on related party loan                                              --       (200,000)
      Proceeds from exercise of stock options and warrants                        --        207,735
                                                                         -----------    -----------
               Net cash provided by (used in) financing activities            33,223       (141,712)
                                                                         -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                        (42,768)      (181,852)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             356,342        268,265
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   313,574    $    86,413
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR THREE MONTHS ENDING JUNE 30
      Interest                                                           $   120,625    $   188,469
                                                                         ===========    ===========
      Taxes                                                              $        --    $        --
                                                                         ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of The Singing Machine Company, Inc. and it's subsidiary (the "Company", "The Singing Machine"). All significant intercomany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending March 31, 2005 due to seasonal fluctuations in The Singing Machine's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in The Singing Machine's Annual Report on Form 10-K for the year ended March 31, 2004.

INVENTORIES

         Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method.

INCOME TAXES.

         Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the assets will not be realized. At March 31, 2004 and June 30, 2004, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it was not more likely than not that the deferred taxes would be realized. At June 30, 2004 and March 31, 2004, The Singing Machine had gross deferred tax assets of $8.7 million and $8.2 million, against which the Company recorded full valuation allowances.

         For the three months ended June 30, 2004, the Company recorded no tax provision. This occurred because the Company has net operating losses during this period and has not recorded a benefit for the current period's losses because realizability is not more likely than not.

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

         Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the Company's net loss would have been changed to the pro-forma amounts indicated below.

                                                                       JUNE 30, 2004          JUNE 30, 2003
                                                                     -----------------     -----------------
          Net loss                                   As reported         $(1,519,510)            $(2,317,352)
                                                     Pro forma           $(1,644,659)            $(2,518,804)
          Net loss per share - basic & diluted       As reported         $     (0.17)            $     (0.28)
                                                     Pro forma           $     (0.19)            $     (0.30)

         The effect of applying SFAS No. 123 is not likely to be representative of the effects on reported net earnings for future years due to, among other things, the effects of vesting.

         For stock options and warrants issued to consultants, the Company applies the fair value method of accounting as prescribed by SFAS No.123. There were no consulting expenses relating to grants for the quarters ended June 30, 2004 and 2003.

         For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 using the following weighted-average assumptions:

         First Quarter 2005:       expected dividend yield 0%, risk-free
                                   interest rate of 4%, volatility 81.5% and
                                   expected term of five years.
         First Quarter 2004:       expected dividend yield 0%, risk-free
                                   interest rate of 4%, volatility 79.9% and expected term of five years.

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

         On February 9, 2004, the Company entered into a factoring agreement with Milberg Factors, Inc. As of March 31, 2004, the Company did not have any advances outstanding under the factoring agreement; however, the Company was in violation of the minimum required tangible net worth and working capital covenants of the agreement. On July 14, 2004, this factoring agreement was terminated.

         The Company has a net deficit in shareholders equity and the Company is experiencing difficulty in keeping payments current with various vendors. As a result, the Company's independent registered public accounting firm has expressed substantial doubt in the Company's ability to continue as a going concern in their report for the years ended March 31, 2004 and 2003, which was included the Company's annual report on Form 10-K.

         Operations will be financed using the following methods:

         o Vendor Financing. The Company's key vendors in China have agreed to manufacture on behalf of the Company, without advanced payments.
         o A significant amount of committed customer orders have been sold under customer letters of credit terms. The customer's letters of credit will be used as collateral to provide advances to our vendors. The customers will pay and take title of the karaoke machines in China as the karaoke machines are shipped. This will generate immediate funds to pay the vendors and generate additional cash flows.
         o As stated above a tax refund of $1.1 million is anticipated to be received in September or October 2004. These funds will also be used to pay the Company's vendors.
         o For customers whose terms of sale are with open terms, the Company will also seek to use a factoring arrangement with a financial institution.

         On June 16, 2004, a former executive and beneficial owner of the Company advanced the Company a short-term loan of $40,000, to be used to meet working capital obligations. The loan is non-interest bearing and is due on demand.

         On July 14, 2004, a director Jay Bauer has advanced the Company a short-term loan of $200,000, to be used to meet working capital obligations. The loan bears interest at 8.75% per annum and is due on demand.

         There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - LOANS AND LETTERS OF CREDIT

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

         These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lender and require that the Company maintain a minimum tangible net worth. The maximum available credit under the facilities is $2.0 million. The balance at June 30, 2004 and March 31, 2004 was $55,505 and $62,282, respectively. The interest rate is approximately 4%. At June 30, 2004, the company does not have any additional availability under these facilities.

RELATED PARTY LOANS

         On July 10, 2003, the Company obtained $1 million in subordinated debt financing from a certain officer, directors and an associate of a director. The loans accrue interest at 9.5% per annum and as of June 30, 2004, all interest was accrued and unpaid and totaled approximately $74,125. These loans were originally scheduled to be repaid by October 31, 2003 and are now due on demand.

         On June 16, 2004, a former executive and beneficial owner of the Company advanced the Company a short-term loan of $40,000, to be used to meet working capital obligations. The loan is non-interest bearing and is due on demand.

         On July 14, 2004, a director Jay Bauer has advanced the Company a short-term loan of $200,000, to be used to meet working capital obligations. The loan bears interest at 8.75% per annum and is due on demand.

NOTE 4 - CONVERTIBLE DEBENTURES WITH WARRANT

         In September 2003, the Company issued $4 million of 8% Convertible Debentures in a private offering which are due February 20, 2006 ("Convertible Debentures"). The net cash proceeds received by the Company were $3,745,000 after deduction of cash commissions and other expenses.

         The Convertible Debentures are convertible at the option of the holders into 1,038,962 common shares at a conversion price of $3.85 per common share, subject to certain anti-dilution adjustment provisions, at any time after the closing date. The repayment of the Convertible Debentures was subordinated to the factoring agreement with Milberg Factors. The Company terminated this factoring agreement effective as of July 14, 2004.

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

         In accounting for this transaction, the Company allocated the proceeds based on the relative estimated fair value of the stock purchase warrants and the convertible debentures. This allocation resulted in a discount on the convertible debentures of $3.3 million, which is being amortized over the life of the debt on a straight-line basis to interest expense, which is not materially different from effective interest method. Total amortization for the period ended June 30, 2004 is $332,715 and the unamortized discount is $2,221,796.

         On February 9, 2004, the Company amended its convertible debenture agreements to increase the interest rate to 8.5% and to grant warrants to purchase an aggregate of 30,000 shares of the Company's common stock to the debenture holders on a pro-rata basis. These concessions are in consideration of the debenture holder's agreements to (i) enter into new subordination agreements with Milberg, (ii) to waive all liquidated damages due under the transaction documents through July 1, 2004 and (iii) to extend the effective date of the Form S-1 registration statement until July 1, 2004. The new warrants have an exercise price equal to $1.52 per share and the fair value of these warrants was estimated by using the Black-Scholes Option-Pricing Model and totaled $30,981. This amount was expensed as a component of selling, general and administrative expenses during the three months ended December 31, 2003. Pursuant to the Convertible Debenture agreements, the Company was required to register the shares of common stock underlying the debentures and detachable stock purchase warrants issued in connection with the debentures. The registration of the common shares was required to be effective by July 1, 2004. As the related Form S-1 registration statement was not effective on July 1, 2004, the Company is required to pay liquidating damages in the amount of $80,000 per month until the registration statement becomes effective and is in technical default of the Convertible Debenture agreements and related transaction documents.

         In connection with the Convertible Debentures the Company paid financing fees as follows: 103,896 stock purchase warrants, with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures.

         The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets and total $445,737 as of June 30, 2004.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

         The Company entered into a settlement agreement with the plaintiffs in the Class Action in March 2004. At a hearing in April 2004, the Court gave preliminary approval for the settlement and directed that notices be sent to shareholders pursuant to the Settlement Agreement. The notices advised shareholders of their rights and responsibilities concerning the settlement. The Court set a hearing on July 30, 2004 before Judge Zlock to consider final approval of the settlement. At the hearing, Judge Zlock signed the order giving final approval to the settlement. The terms of the settlement will be implemented after all final appeals period have expired.

         Pursuant to the terms of the settlement agreement, we are required to make a cash payment of $800,000 and Salberg & Company, P.A., our former auditor, is required to make a payment of $475,000. Our cash payment of $800,000 is covered by our liability insurance and our insurer has placed this payment in an escrow account. In addition, we are obligated to issue 400,000 shares of our common stock to the plaintiff. The settlement obligates us to implement certain corporate governance changes, including an expansion or our Board of Directors to six members with independent directors comprising at least 2/3 of the total Board seats.

         As of March 31, 2004, the Company recorded an expense equal to the total estimated cost of the settlement less the amount expected to be reimbursed by the Company's insurance carrier. The net charge associated with this matter totaled approximately $462,000 and was included as a component of selling, general and administrative expenses for the three months ended March 21, 2003.

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

         During the three months ended June 30, 2004 and 2003, the Company issued the following shares of stock.

       ------------- ------------------------------ ---------------------
       June 30,      Number of Shares Issued        Proceeds to Company
       ------------- ------------------------------ ---------------------
       2004                     50,000                     None
       ------------- ------------------------------ ---------------------
       2003                    128,500                   $207,735
       ------------- ------------------------------ ---------------------

         On May 11, 2004, the Company issued 50,000 shares of common stock to a former executive for consulting services rendered. The Company expensed the consulting costs in the three months ended December, 31, 2003, the period which services were provide.

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

         All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended June 30, 2004 and 2003 because their inclusion would have been antidilutive.

         The following represents the antidiluted common stock equivalents for the three months ended June 30, 2004 and 2003:

         o Options to purchase 521,815 and 637,681 shares of common stock, respectively, with exercise prices ranging from $1.05 to $9.00 and $1.11 to $9.00, respectively.

         o Warrants to purchase 591,040 and 0 shares of common stock, respectively, with exercise price at $4.03.

         o Convertible debentures convert into 1,038,962 and 0 shares of common stock, respectively, with conversion price at $3.85.

NOTE 7 - SEGMENT INFORMATION

         The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary in Hong Kong. Sales by geographic region for the quarter ended June 30 were as follows:

The geographic area of sales is based primarily on the location where the product is delivered.

                                         2004                 2003
                                     -----------          -----------
        North America                $ 2,422,222          $ 3,863,002
        Europe                         1,405,482            3,764,973
        Latin America                     29,168                   --
                                     -----------          -----------
                                     $ 3,856,872          $ 7,627,975
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

OVERVIEW

         The Singing Machine Company, Inc., a Delaware corporation, and its' Subsidiary (the "Singing Machine," "we," or "us") are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) trademark, in addition to MTV and Nickelodeon and Care Bear trademarks.

         Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

         Our karaoke machines and karaoke software are currently sold in such major retail outlets as Best Buy, Circuit City, Costco, Kohl's, K-Mart, J.C. Penney, Radio Shack and Sam's Club.

         We had a net loss of $1,519,510 for the three month period ended June 30, 2004, and as of June 30, 2004 we had negative working capital of $2,670,548.

RESTATEMENT OF FINANCIAL STATEMENTS

         In June 2003, management revised its position on taxation of our subsidiary's income by the United States and by the Hong Kong tax authorities.

         With regard to taxation in Hong Kong, our subsidiary had previously applied for a Hong Kong offshore claim income tax exemption based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of our Hong Kong subsidiary was from exporting to customers outside of Hong Kong.

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

         With regard to United States taxation of foreign income we had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The Internal Revenue Code, regulations and case law regarding international income taxation are quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 956 of the Internal Revenue Code. Although certain arguments against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,027,545 in fiscal year 2002, which includes the utilization of the foreign tax credits, referred to above.

         The net effect of the above two adjustments for the quarter ended June 30, 2002 is to decrease net income by $118,334. The net effect on net income per share is to decrease net income per share basic and diluted by $0.01 for the quarter ended June 30, 2002.

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003
-----------------------------------------------------------------------

NET SALES

         Net sales for the quarter ended June 30, 2004 were $3,856,872, compared to net sales of $7,627,975 for the comparative period of 2003. Sales decreased $3,771,103 or 49.4% from the comparative period. The decrease is a result of a planned management decision, to defer the launch of our new products until the quarter ended September 30, 2004. This management decision provided us with the opportunity to focus on selling existing models in inventory to generate cash for operations.

         We were notified, by a customer in the quarter ended June 30, 2004 that they would not continue participating in a promotion program. During the year ended March 31,2004 and as a result of this promotion program, this customer was given a credit in the amount of $372,000. As a result of the customer's decision not to continue participation in this program, the amount previously credited to their account was reversed during the quarter ended June 30, 2004.

GROSS PROFIT

         Gross profit for the quarter ended June 30, 2004 was $770,139 or 20.0% of sales as compared to $1,726,109 or 22.6% of sales for the quarter ended June 30, 2003. The decrease in gross margin percentage compared to the prior year is due primarily to sales of existing older models that we held in inventory at reduced costs to generate cash for operations in the first quarter of fiscal 2005. The sales of these older models at reduced prices resulted in lower profit margins on these sales. Due to the level of inventory of older model machines of $4,763,060 at June 30, 2004, we anticipate that the gross profit percentage for the sale of these models will be lower for the balance of fiscal 2005, compared to the sales of newer model machines being introduced in the second quarter of fiscal 2005.

OPERATING EXPENSES

         Total operating expenses were $1,854,434 for the quarter ended June 30, 2004, compared to $3,860,347 for the comparative period of 2003. Operating expenses decreased compared to prior period by 52% or $2,005,913. This decrease of expenses is a result of two primary factors:

         o In fiscal 2004, one of our primary objectives was to reduce our operating expenses. Total controllable operating expenses decreased 51% from the comparative last year quarter or $1,663,841. Controllable expenses include selling, general and administrative and compensation, expense. Selling, general and administrative expense was reduced by $1,050,861 or 53%, to $929,691, from $1,980,552. Compensation expense on a comparative basis was reduced by $612,980 or 47% from $1,299,195 to $686,215.

         o In addition, variable selling related expenses -advertising, commissions, freight & handling and royalty, decreased as a percent of sales from 7.6% to 6.2% of sales. In total, variable expenses decreased $342,072, from $580,600 in the quarter ended June 30, 2003 to $238,528 in the quarter ended June 30, 2004.

         Management anticipates that the controllable operating expense will continue to be at approximately the same levels as the quarter ended June 30, 2004 for the balance of the fiscal year.

OTHER EXPENSES

         Other expenses were $435,224 for the quarter ended June 30, 2004, compared to other expense of $180,799 for the quarter ended June 30, 2003. The significant increase over prior year is the result of amortization of the discount on the convertible debentures totaling $332,715 compared to zero for the comparative period of last year. The Company did not close on the convertible debenture until September 2004, therefore for the comparative period; the amortization on discount of the convertible debentures was zero. Interest expense decreased for the quarter ended June 30, 2004 vs. the quarter ended June 30, 2003. For the quarter ended June 30, 2004 interest expense decreased to $114,200 from $188,468. The decrease is a result of reduced borrowings, compared to the prior year.

INCOME TAXES

         For the three months ended June 30, 2004, we recorded no tax provision. This occurred because we have net operating losses during this period and have not recorded a benefit for the current period's losses because realizability is not more likely than not.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 2004, we had cash on hand of $313,574 and a bank overdraft of $55,504 compared to cash on hand of $356,342 and a bank overdraft of $62,282 at March 31, 2004. Our current liabilities decreased to $13,937,515 from $15,200,581 as of March 31, 2004. We had a working capital deficit of $2,670,548 as of June 30, 2004.

         As of June 30, 2004, our current liabilities consist of accounts payable of $3.9 million, accrued expenses of $2.8 million, customer credits on account of $1.8 million, a bank overdraft of $55,504, subordinated debt of $1 million, convertible debenture of $1.8 million, related party notes payable of $40,000 and an income tax payable of $2.6 million. Our most significant account payable is a $2.4 million obligation to a factory in China. We have agreed to a verbal payment plan with the factory, which provides that we will begin making payments in September 2004. The payments will continue through the year-end March 2005. We are current on approximately 22% of our accounts payable.

         As of June 30, 2004, we did not have any advances outstanding under a factoring agreement with Milberg; however, we were in violation of the covenants relating to working capital and tangible net worth. We terminated our factoring agreement with Milberg Factors, effective as of July 14, 2004. We paid a $25,000 fee to terminate this agreement prior to the scheduled expiration date of February 9, 2006. Milberg has agreed to release its security interest in all our assets and accounts receivable. We have accrued the $25,000 fee as legal expense for the quarter ended June 30, 2004, which is included as selling, general & administrative expenses in the accompanying statements of operation.

         We are actively seeking financing from other sources to fund operations.

         Our Hong Kong subsidiary, International SMC, has credit facilities at Hong Kong Shanghai Bank and Fortis Bank. The primary purpose of these facilities is to provide International SMC with access to letters of credit so that it can purchase inventory for direct shipment of goods into the United States and international markets. These facilities are secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with the lender. The maximum credit under the facilities is $2.0 million. The balance at June 30, 2004 and March 31, 2004 was $55,505 and $62,282, respectively. The interest rate is approximately 4% per annum. As of June 30, 2004 there was no availability under these facilities.

         As of June 30, 2004, our cash on hand is limited. Our average monthly operating costs are approximately $600,000 and we expect that we will need approximately $1.8 million for working capital during the next three-month period between July and September. Our primary expenses are normal operating costs including salaries, payments under the severance agreements for two of our former executives, lease payments for our warehouse space in Compton, California and other operating costs.

         On June 16, 2004, a former executive and 10% beneficial owner of the Singing Machine advanced us a short-term loan of $40,000, to be used to meet working capital obligations. The loan is non-interest bearing and is due on demand.

         On July 14, 2004, a director, Jay Bauer, advanced us a short-term loan of $200,000, to be used to meet working capital obligations. The loan bears interest at 8.75% per annum and is due on demand.

         We currently expect to order between $8 and $12 million of new inventory for domestic stock for the year. During fiscal 2005, we will attempt to liquidate the excess inventory from fiscal 2004. We believe this inventory is marketable and saleable; however, there can be no assurances that we will be able to liquidate this inventory during our upcoming fiscal year.

         Cash flows used in operating activities were $67,066 for the quarter ended June 30, 2004. Cash used in operating activities primarily related to decreases in accounts payable, accrued expense and customer credits on account of $1.7 million, which was offset by cash flows provided by collection of accounts receivable.

         Cash used in investing activities for the quarter ended June 30, 2004 was $19,240. Cash used in investing activities resulted from the purchase of fixed assets in the amount of $19,240. The purchase of fixed assets consists of the tooling and molds required for production of new machines for this fiscal year.

         Cash flows provided by financing activities were $33,223 for the quarter ended June 30, 2004. This cash inflow was primarily from a loan from a related party.

         During the three-month period between July and September 2004, we plan on financing our working capital needs from

         o        Collection of accounts receivable;

         o        Sales of existing inventory;

         o Continued support from factories in China in financing our purchases of karaoke machines for fiscal 2005; and

         o Utilizing credit facilities that are available to International SMC to finance all direct shipments.

         o We are also trying to secure a new factoring agreement so that we can sell our accounts receivable to the factor to finance our working capital needs. There can be no assurances that we will be able to obtain a new factoring agreement.

         Our sources of cash for working capital in the longer term, the six-month period between September and March 2004, are the same as our sources during the short term. We expect to receive a tax refund of $1.1 million at the end of September or October 2004. If we need additional financing, we intend to approach other financing companies for financing. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue our operations.

         During fiscal 2005, we will strive to keep our operating costs at a minimum. In order to reduce the need to maintain inventory in our warehouses in California and Florida, we intend to generate a larger share of our total sales through sales directly from International SMC. Sales originating from International SMC are shipped directly to our customers from the ports in China and are primarily backed by customer letters of credit. Our customers take title to the merchandise at their consolidators in China and are responsible for their shipment, duty, clearance and freight charges to their locations. We will also assist our customers in the forecasting and management of their inventories of our product to reduce the amount of required warehouse inventory.

         We are also planning to finance a significant amount of our working capital needs with customer issued letters of credit, using International SMC's credit facility with Hong Kong Bank and relying on financing from one of our factories in China. We anticipate that total purchases of approximately $28 million that will be financed by the above methods. We currently expect to order between approximately $8 and $12 million in new inventory, which will be financed by using International SMC's credit facility and financing from a Chinese factory.

         Customer orders can be cancelled at any time prior to delivery and we cannot assure you that our customers will complete these purchases. In the event that we do not sell sufficient products in our second and third quarter, we have considered other sources of financing, such as trying to secure an additional credit facility, private offerings and/or a venture capital investment. We expect that our profit margin for sales of our karaoke products will continue to be under price pressure, because of the sale of older models. During fiscal 2005, we plan on introducing three new karaoke machines, which will command higher prices and a higher profit margin. We also will continue to cut its operating expenses.

BACKLOG

         We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for the Singing Machine. We believe that backlog orders at any given time may not accurately indicate future sales. As of August 9, 2004, we had backlog of $28 million compared to backlog of $39 million at the same period in 2003. We believe that we will be able to fill all of these orders in fiscal year 2005. However, these orders can be cancelled or modified at any time prior to delivery.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales our fiscal second and third quarter, combined, accounted for approximately 86% of net sales in fiscal 2004 and 85% of net sales in fiscal 2003.

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

         As of July 1, 2004, our cash on hand is limited and we have a working capital deficit of $2.7 million. We need approximately $1.5 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. See "Liquidity" beginning on page 14. As of June 30, 2004, our inventory was valued at $5.9 million. We are trying to obtain additional financing from a company that will factor our accounts receivable. If these sources do not provide us with adequate financing, we may try to seek financing from a third party. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to run our business. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED TO BE INSOLVENT AND WE MAY GO OUT OF BUSINESS

         As of July 1, 2004, our cash position is limited. We are not able to pay all of our creditors on a timely basis. We are past due on approximately 78% of our accounts payable, which total $3.9 million as of June 30, 2004. Included in the accounts payable that are past due are amounts totaling $2.4 million with a factory in China. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AS OF MARCH 31, 2004 AND 2003

         We received a report dated June 16, 2004 (except for the last paragraph of note 7, as to which the date is July 14, 2004) from our independent registered public accounting firm covering the consolidated financial statements for our fiscal year ended March 31, 2004 that included an explanatory paragraph which stated that the financial statements were prepared assuming the Singing Machine would continue as a going concern. This report stated that our operating performance in fiscal 2004 and our minimal liquidity raised substantial doubt about our ability to continue as a going concern. If we are not able to raise additional capital, we may need to curtail or stop our business operations. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

WE ARE IN TECHNICAL DEFAULT OF THE TERMS OF THE CONVERTIBLE DEBENTURES AND THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL RESULTS IF WE ARE DEEMED TO BE IN DEFAULT

         We are in technical default of the terms of the $4 million in convertible debentures that we issued to 6 institutional investors in September 2003. We had an obligation to have the registration statement registering the securities issued to the institutional investors filed and declared effective by July 1, 2004. As of August 16, 2004, the registration statement has not been declared effective. As such, under the terms of the registration rights agreement we are accruing liquidated damages in the amount of $80,000 for each month that the registration statement is not declared effective. Additionally, the institutional investors could declare us in default of the convertible debentures and demand repayment of the debentures and all other amounts due under the transaction documents evidencing their $4 million investment.

IF WE ARE UNABLE TO EFFECTIVELY AND EFFICIENTLY IMPLEMENT OUR PLAN TO REMEDIATE THE MATERIAL WEAKNESSES WHICH HAVE BEEN IDENTIFIED IN OUR INTERNAL CONTROLS AND PROCEDURES, THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS

         We have identified a number of material weaknesses in our internal controls and procedures in connection with the audit of our financial statements for fiscal 2004. The deficiencies in our internal controls relate to:

         o weaknesses in our financial reporting processes as a result of a lack of adequate staffing in the accounting department,

         o        accounting for consigned inventory and inventory costing.

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

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2005, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCES OUR REVENUES AND PROFITABILITY

         We have worked out a verbal agreement with a factory in China to produce all of our karaoke machines for fiscal 2005. We owe this factory approximately $2.4 million as of June 30, 2004 and have worked out a payment plan with it. See "Liquidity" beginning on page 14. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY

         In fiscal 2004 and 2003, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $1.8 million, or 2.5% of our net sales in fiscal 2004. One of our largest customers (Best Buy) returned approximately $2.75 million in karaoke products to us in February 2002 that it had not been able to sell during the Christmas season in fiscal 2003. Best Buy agreed to keep this inventory in its retail stores, but converted the sale to a consignment sale. Although we were not contractually obligated to accept this return of the karaoke products in fiscal 2004 or fiscal 2003, we accepted the return of the karaoke products because we valued our relationship with our customers and continue to conduct business in the future. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY

         Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will experience lower sales volume. In our fiscal year ended March 31, 2004, our sales to customers in the United States decreased because of increased price competition. During fiscal 2004, we sold 20.2% of our karaoke machines at prices that were equal to or below cost. We will not be able to stay in business if we continue to sell our karaoke machines at prices that are at or below cost. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our selling prices. In fiscal 2004, we gave our customers $2.1 million of credits on these accounts because the sell-through of our products was not as strong as we had expected. We also provided our customers with advertising allowances in the amount of $2.3 million during fiscal 2004 and $4.1 million during fiscal 2003. We have historically provided our customers with advertising allowances to our customers because it is standard practice in the retail industry.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED

         Because of our reliance on manufacturers in Asia for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. We overestimated demand for our products in fiscal 2003 and had $25.2 million in inventory as of March 31, 2003. Because of this excess inventory, we had liquidity problems in fiscal 2004 and our revenues, net income and cash flow were adversely affected. We had a net loss of $22.7 million in fiscal 2004, which limited our cash flow.

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME

         Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2003, we had $25.2 million in inventory on hand, which impacted our cash flow and liquidity from operations in fiscal 2004. As of June 30, 2004, our inventory was valued at $4.7 million, after a $6.8 million charge to reduce inventory to its net realizable value had been taken. It is important that we sell this inventory during fiscal 2005, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT COMPETITIVE MARKET CONDITIONS

         Over the past year, our gross profit margins have decreased. In the fiscal year ended March 31, 2004, our gross profit margin was 2.6% of net sales compared to 24.4% of net sales in fiscal year ended March 31, 2003. This decline resulted from the closeout of older models and excessive inventory, price competition and increased sales by International SMC. Sales made by International SMC increased from 52% of our sale in fiscal 2003 to 61% in fiscal 2004. International SMC delivers our karaoke products to customers directly from our manufacturer's factories in China and therefore does not provide logistics, handling, warehousing and just in time inventory support, which services are provided by our parent company in the United States. Accordingly, the average sales price per unit realized by International SMC is significantly lower than that of our parent company in the United States. We expect further price competition and a continuing shift of sales volume to International SMC. Accordingly, we expect that our gross profit margin will decrease in fiscal 2005.

OUR SENIOR CORPORATE MANAGEMENT TEAM IS NEW TO THE SINGING MACHINE AND IS REQUIRED TO DEVOTE SIGNIFICANT ATTENTION TO OUR FINANCING AGREEMENTS AND SETTLING OUR CLASS ACTION LAWSUITS

         Beginning on May 2, 2003, through the present date, four of our executive officers have resigned. We hired a new Chief Operating Officer, Yi Ping Chan on April 1, 2003, and a new Chief Financial Officer, Jeff Barocas, on April 9, 2004. Three new directors have joined our Board since October 31, 2004 and one of them has resigned since that date. Bernard Appel joined our Board effective as of October 31 and Harvey Judkowitz joined on March 29, 2004. Richard Ekstract jointed our Board on October 31, 2003 and resigned for personal reasons on June 2, 2004. We are in the process of searching for a new Chief Executive Officer and new directors. It will take some time for our new management and our new board of directors to learn about our business and to develop strong working relationships with each other and our employees. Our new senior corporate management's ability to complete this process has been and continues to be hindered by the time that it needs to devote to other pressing business matters. New management needs to spend significant time on overseeing our liquidity situation and overseeing legal matters, such as our class action lawsuit. We cannot assure you that this major restructuring of our board of directors and senior management and the accompanying distractions, in this environment, will not adversely affect our results of operations.

THE SEC IS CONDUCTING AN INFORMAL INVESTIGATION OF THE COMPANY AND IF WE HAVE DONE SOMETHING THAT DOES NOT COMPLY WITH THE FEDERAL SECURITIES LAWS, WE WILL BE SUBJECT TO FINES, PENALTIES AND OTHER SANCTIONS BY THE SEC

         In August 2003, we were advised that the SEC had commenced an informal investigation of our company. It appears that the investigation is focused on the restatement of our financial statements for fiscal years 2002 and 2001; however, the SEC may be reviewing other issues as well. If the SEC finds that our company has not fully complied with all applicable federal securities laws, we could be subject to fines, penalties and other sanctions imposed by the SEC.

WE ARE NAMED AS A DEFENDANT IN A CLASS ACTION LAWSUIT RELATING TO THE RESTATEMENT OF OUR FINANCIAL STATEMENTS FOR FISCAL 2002 AND FISCAL 2001, WHICH IF DETERMINED ADVERSELY TO US, COULD RESULT IN THE IMPOSITION OF DAMAGES AGAINST US AND HARM OUR BUSINESS AND FINANCIAL CONDITION

         We are named as a defendant in a class action lawsuit which arose from the restatement of our financial statements for fiscal 2002 and 2001. In this lawsuit, the plaintiffs allege that our executive officers and our company violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The plaintiffs seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that our officers falsely represented the Singing Machine's financial results during the relevant class periods. In March 2004, we entered into a settlement agreement with the class action plaintiffs. On July 30, 2004, a judge from the Southern District of Florida entered a formal order approving the settlement agreement and the terms of the settlement will be implemented after all applicable appeals periods have expired.

         If any appeals are made during this time period, we will need to expend additional times and resources on resolving this matter, whether through continued settlement discussions or through litigation. If a significant monetary judgment is rendered against us, we are not certain that we will have the ability to pay such a judgment. Any losses resulting from these claims could adversely affect our profitability and cash flow.

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUT MTV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY

         Our license with MTV Networks is important to our business. We generated 11.8% and 32.3% of our consolidated net sales from products sold under the MTV license in fiscal 2004 and 2003, respectively. Our MTV license was extended until September 1, 2004 with options for MTV to renew for an additional four-month period through December 31, 2004. If we were to lose our MTV license, it would have an adverse effect on our revenues and net income.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON

         Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial amount of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 86% of net sales in fiscal 2004 and 2003 and 81% of net sales in fiscal 2002.

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

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW

         The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner, or at all. Edward Steele, our former Chief Executive Officer, has overseen our Product Development for the past twelve years. Mr. Steele currently serves as a Senior Advisor and Director of Product Development under a contract, which expires on February 28, 2005. We have not yet identified a successor who will oversee product development if Mr. Steele were to leave our company. To introduce products on a timely basis, we must:

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

OUR THIRD-PARTY FACTORIES ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

         We are dependent upon three factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing approximately 97% of our karaoke products in fiscal 2005. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow.

WE DEPEND ON THIRD PARTY SUPPLIERS FOR PARTS FOR OUR KARAOKE MACHINES AND RELATED PRODUCTS, AND IF WE CANNOT OBTAIN SUPPLIES AS NEEDED, OUR OPERATIONS WILL BE SEVERELY DAMAGED

         Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials our third party manufacturers use to manufacture and produce these products. If our suppliers are unable to provide our third-party factories with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. In the last several years, there have been shortages of certain chips that we use in our karaoke machines. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems, which would impact our sales.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES

         Over the past several years, we have received notices from several music publishers who have alleged that we did not have the proper copyright licenses to sell certain songs included in our compact discs with graphics discs ("CDG"s). CDG's are compact discs which contain the musical recordings of the karaoke songs and graphics which contain the lyrics of the songs. We have settled or are in the process of settling all of these copyright infringement issues with these publishers. We have spent approximately $70,000, in the aggregate, to settle these copyright infringement suits in fiscal year 2003 and 2004. These copyright infringement claims may have a negative effect on our ability to sell our music products to our customers. If we do not have the proper copyright licenses for any other songs that are included in our CD+G's and cassettes, we will be subject to additional liability under the federal copyright laws, which could include settlements with the music publishers and payment of monetary damages.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT

         From June 1, 2003 through June 1, 2004, our common stock has traded between a high of $6.55 and a low of $0.65. During this period, we have restated our earnings, lost senior executives and Board members, had liquidity problems, and incurred a net loss of $22.7 million in fiscal 2004. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations, which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE

         During the past year, a number of investors have held a short position in our common stock. As of July 7, 2004, investors hold a short position in 252,000 shares of our common stock, which represents 4.1% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS

         Our employment agreement with Yi Ping Chan requires us, under certain conditions, to make substantial severance payments to him if he resigns after a change of control. As of March 31, 2004, Mr. Chan is entitled to severance payments of $250,000 if there is a change in control. Our employment agreement with Edward Steele, requires us, under certain conditions, to make substantial severance payments to him if he resigns after a change of control. As of March 31, 2004, Mr. Steele is entitled to severance payments of $125,000 if there is a change in control. These provisions could delay or impede a merger, tender offer or other transaction resulting in a change in control of the Singing Machine, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

         Given that the closing price for our common stock was $.50 per share on August 9, 2004, it is possible that we may need to sell additional securities for capital at a price lower than $3.85 per share. If we sell any securities at a price lower than $3.85 per share, the conversion price of our debentures currently set at $3.85 per share will be reduced and there will be more dilution to our shareholders if and when the debentures are converted into shares of our common stock. If we issue or sell any securities at a price less than $3.85 per share prior to September 8, 2004, the set price of the debentures will be reduced by an amount equal to 75% of the difference between the set price and the effective purchase price for the shares. If such dilutive issuances occur after September 8, 2004 but before the earlier of February 20, 2006 or when all the debentures are converted into shares of our common stock, the set price will be reduced by an amount equal to 50% of the difference between the set price and effective purchase price of such shares.

            We have prepared a table, which show the adjustments that will be made to (i) the conversion price of our convertible debentures and (ii) the number of shares issued to the debenture holders, if we issue or sell our securities at the (a) closing price on August 9, 2004, which was $.50 per share,
(b) 75% of the closing price on August 9, 2004, which is $.375 per share and (c) 50% of the closing price on August 9, 2004, which is $.25 per share.

             Price of Singing Machine     Adjusted Conversion     Number of Shares Issuable Upon
                   Common Stock            Price of Debenture        Conversion of Debenture
                    $0.50                        $1.34                      2,985,075
                    $0.375                       $1.23                      3,252,033
                    $0.25                        $1.15                      3,478,261

            If stock is issued after September 8, 2004 but February 26, 2006 or whenever all of the convertible debentures are converted into shares of our common stock, the set price of the convertible debentures will be reduced to an amount equal to 50% of the difference between set price and the effective purchase price of the shares.

             Price of Singing Machine     Adjusted Conversion     Number of Shares Issuable Upon
                   Common Stock            Price of Debenture        Conversion of Debenture
                    $0.50                        $2.18                      1,834,862
                    $0.375                       $2.11                      1,895,735
                    $0.25                        $2.05                      1,951,220

         If the price of our securities continues to decrease, and we continue to issue or sell our securities at price below $3.85 per share, our obligation to issue shares upon conversion of the debentures is essentially limitless.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION

         As of August 10, 2004, there were outstanding stock options to purchase an aggregate of 1,027,530 shares of common stock at exercise prices ranging from $1.30 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $3.95 per share. As of August 10, 2004, there were outstanding immediately exercisable option to purchase an aggregate of 961,170 shares of our common stock. There were outstanding stock warrants to purchase 591,040 shares of common stock at exercise prices ranging from $1.52 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $3.98 per share. In addition, we have issued $4,000,000 of convertible debentures, which are initially convertible into an aggregate of 1,038,962 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

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

         Additionally, we cannot:

         o sell any of our securities in any transactions where the exercise price is adjusted based on the trading price of our common stock at any time after the initial issuance of such securities; and
         o sell any securities which grant investors the right to receive additional shares based on any future transaction on terms more favorable than those granted to the investor in the initial offering.

         These limitations are in place until the earlier of February 20, 2006 or the date on which all the debentures are converted into shares of our common stock.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE

         As of August 10, 2004, there were 8,806,319 shares of our common stock outstanding. Of these shares, approximately 5,954,796 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1, was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK

         Our Certificate of Incorporation authorizes the issuance of 18,900,000 shares of common stock. As of August 10, 2004, we had 8,806,319 shares of common stock issued. We have an obligation to issue up to:

         1,681,569 shares issuable under outstanding options and warrants; and 1,038,962 shares upon conversion of the convertible debentures.

         We have also reserved up to 207,791 additional shares for interest payment on the debentures and 1,946,113 additional shares that we may issue pursuant to the anti-dilution provisions contained in the convertible debentures which relate to price protection protections for the convertible debenture holders. As such, our Board of Directors has the power, without stockholder approval, to issue up to 3,661,245 shares of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2004, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report (the "Evaluation Date"). In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures.

         Management and Grant Thornton LLP, have advised our Audit Committee that during the course of the fiscal 2004 audit, they noted deficiencies in internal controls relating to:

         o weakness in our financial reporting process as a result of a lack of adequate staffing in the accounting department, and

         o        accounting for consigned inventory and inventory costing.

         Grant Thornton LLP has advised the Audit Committee that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. We have performed substantial additional procedures designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements and to enable the completion of Grant Thornton LLP's audit of our consolidated financial statements for the fiscal year ended March 31, 2004, notwithstanding the presence of the internal control weaknesses noted above. Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date our disclosure controls and procedures are effective except as described above, to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         We have not yet been able to implement any substantial corrective actions as of the date of this quarterly report on Form 10-Q. We intend to implement changes promptly to address these issues, and will consider implementation of the following corrective actions as well as additional procedures:

         o Retention of outside professional advisors to evaluate our existing internal controls and disclosure controls and make suggestions for implementation;

         o        Retention of additional personnel in finance positions;

         o Review and revision of our procedure for reporting consigned inventory and inventory costing;

         o Use of significant outside resources to supplement our employees in the preparation of the consolidated financial statements and other reports filed or submitted under the Securities Exchange Act of 1934.

         We will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLASS ACTION AND DERIVATIVE LAWSUIT

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

         We entered into a settlement agreement with the plaintiffs in the Class Lawsuit in March 2004. At a hearing in April 2004, the Court gave preliminary approval for the settlement and directed that notices be sent to shareholders pursuant to the Settlement Agreement. At a hearing on July 30, 2004, the Court entered an order approving the settlement agreement and it will become final after all applicable appeals periods have expired.

         Pursuant to the terms of the settlement agreement, we are required to make a cash payment of $800,000 and Salberg & Company, P.A., our former auditor, is required to make a payment of $475,000. Our cash payment of $800,000 is covered by our liability insurance and our insurer has placed this payment in an escrow account. In addition, we are obligated to issue 400,000 shares of our common stock. The settlement would also obligate us to implement certain corporate governance changes, including an expansion or our Board of Directors to six members with independent directors comprising at least 2/3 of the total Board seats.

ITEM 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable.

(c)) On May 112, 2004, we issued 50,000 shares of our common stock to Jack Dromgold for consulting services that he had rendered to us regarding the marketing of our products. Mr. Dromgold has comprehensive information about our company because he served as our Executive Vice President of Sales for approximately 2-1/2 years before be became a consultant to our company. The shares issued to Mr. Dromgold were registered under the Securities Act on a registration statement on Form S-8. The shares did not contain any restrictive legends.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act

         32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2003:

      Date of Report         Items Reported          Financial Statements Filed
      --------------         --------------          --------------------------

      4/14/04                Item 5 and 7                    None
      6/17/04                Item 5                          None
      6/30/04                Item 12 & 7                     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE SINGING MACHINE COMPANY, INC.

                               Dated August 16, 2004

                               By: /s/ Jeffrey S. Barocas
                               -------------------------------------------
                               Jeffrey S. Barocas
                               Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

                               /s/ Yi Ping Chan
                               ------------------------------
                               Yi Ping Chan
                               Interim Chief Executive Officer and
                               Chief Operating Officer
                               (Duly Authorized to sign on behalf of the
                               Registrant))

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION
----------                      -----------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1          Certifying Statement of the Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act

32.2          Certifying Statement of the Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act