Form 10-Q
period 2004-09-30
SINGING MACHINE CO INC
filed 2004-11-15
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 2004

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


             6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
             -------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     CLASS                            NUMBER OF SHARES
                                             OUTSTANDING ON SEPTEMBER  30, 2004
         Common Stock, $0.01 par value                    9,202,318

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

                                                                        Page No.
                                                                        --------

         Consolidated Balance Sheets - September 30, 2004 (Unaudited)
         and March 31, 2004 ..............................................  3

         Consolidated Statements of Operations - Three months and six months ended September 30, 2004 and 2003 (Unaudited) ............  4

         Consolidated Statements of Cash Flows - Six months ended
         September 30, 2004 and 2003 (Unaudited) .........................  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....... 24

Item 4.  Controls and Procedures ......................................... 24

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

Item 3.  Defaults Upon Senior Securities ................................. 25

Item 4.  Submission of Matters to a Vote of Security Holders ............. 25

Item 5.  Other Information ............................................... 25

Item 6.  Exhibits and Reports on Form 8-K ................................ 25

SIGNATURES ............................................................... 29

Exhibits

                     THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30        MARCH 31
                                                                                         2004              2004
                                                                                    --------------    --------------
                                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
              Cash and cash equivalents                                             $      928,096    $      356,342
              Restricted Cash                                                            1,544,302           874,283
              Accounts Receivable, less allowances of $295,089 and $98,009,
                 respectively                                                            7,473,955         3,806,166
              Due from manufacturer                                                        244,579            95,580
              Inventories                                                                3,410,275         5,923,267
              Prepaid expenses and other current assets                                    582,954           783,492
              Insurance receivable                                                              --           800,000
              Refundable tax                                                                    --         1,178,512
                                                                                    --------------    --------------
                                                       TOTAL CURRENT ASSETS             14,184,161        13,817,642
PROPERTY AND EQUIPMENT, at cost less accumulated depreciation
              of $2,700,000 and $2,567,000, respectively                                 1,382,096           983,980
OTHER NON-CURRENT ASSETS                                                                   483,579           615,773
                                                                                    --------------    --------------
                                                               TOTAL ASSETS         $   16,049,836    $   15,417,395
                                                                                    ==============    ==============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
              Bank overdraft                                                        $           --    $       62,282
              Accounts payable                                                           7,151,949         4,651,675
              Accrued expenses                                                           1,397,626         3,481,905
              Customer credits on account                                                1,560,621         2,111,484
              Due to factor                                                                474,968                --
              Subordinated debt-related parties                                          1,000,000         1,000,000
              Income tax payable                                                         2,563,295         2,447,746
                                                                                    --------------    --------------
                                                  TOTAL CURRENT LIABILITIES             14,148,459        13,755,092

LONG TERM LIABILITIES
              Convertible debentures, net of unamortized discount of $2,498,263
                 and $2,554,511, respectively                                            1,501,737         1,445,489
                                                                                    --------------    --------------
                                                 TOTAL LONG TERM LIABILITIES             1,501,737         1,445,489

SHAREHOLDERS'  EQUITY
              Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
              shares issued and outstanding                                                     --                --
              Common stock, Class A, $.01 par value; 100,000 shares authorized;
              no shares issued and outstanding                                                  --                --
              Common stock, $0.01 par value; 18,900,000 shares authorized;
              9,202,318 and 8,752,318 shares issued and outstanding                         92,023            87,523
              Additional paid-in capital                                                11,028,636        10,052,498
              Accumulated deficit                                                      (10,721,019)       (9,923,207)
                                                                                    --------------    --------------
                                                  TOTAL SHAREHOLDERS' EQUITY               399,640           216,814
                                                                                    --------------    --------------
                                 TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY        $   16,049,836    $   15,417,395
                                                                                    ==============    ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months      Three Months       Six Months        Six Months
                                                                 Ending            Ending            Ending            Ending
                                                             --------------    --------------    --------------    --------------
                                                              Sept 30, 2004    Sept 30, 2003     Sept 30, 2004      Sept 30, 2003
                                                             --------------    --------------    --------------    --------------
NET SALES                                                    $   18,753,288    $   32,851,576    $   22,610,160    $   40,479,551

COST OF GOODS SOLD                                               14,492,944        27,431,545        17,579,677        33,333,411
                                                             --------------    --------------    --------------    --------------

GROSS PROFIT                                                      4,260,344         5,420,031         5,030,483         7,146,140

OPERATING EXPENSES
              Advertising                                           352,206           867,325           421,795         1,115,434
              Commissions                                           313,143           547,156           358,663           560,256
              Compensation                                          649,565         1,343,812         1,335,780         2,455,391
              Freight & Handling                                    206,456           495,955           297,144           721,821
              Royalty Expense                                       333,602           749,167           366,333           833,131
              Selling, general and administrative expenses        1,248,535         2,669,154         2,178,226         4,846,883
                                                             --------------    --------------    --------------    --------------
TOTAL OPERATING EXPENSES                                          3,103,507         6,672,569         4,957,941        10,532,916
                                                             --------------    --------------    --------------    --------------

INCOME (LOSS) FROM OPERATIONS                                     1,156,837        (1,252,538)           72,542        (3,386,776)
                                                             --------------    ~~~~~~~~~~~~~~    ~~~~~~~~~~~~~~    ~~~~~~~~~~~~~~
OTHER INCOME (EXPENSES)                                                  --
              Other income(expense)                                 105,571           (90,649)          117,271           (82,980)
              Interest expense                                     (129,504)         (262,094)         (243,704)         (450,562)
              Interest expense - Amortization of discount
                          on convertible debentures                (411,206)          (56,801)         (743,921)          (56,801)
                                                             --------------    --------------    --------------    --------------

NET OTHER EXPENSES                                                 (435,139)         (409,544)         (870,354)         (590,343)
                                                             --------------    --------------    --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES                                   721,698        (1,662,082)         (797,812)       (3,977,119)

INCOME TAXES BENEFIT                                                     --         1,005,413                --         1,003,098
                                                             --------------    --------------    --------------    --------------

NET INCOME (LOSS)                                            $      721,698    $     (656,669)   $     (797,812)   $   (2,974,021)
                                                             ==============    ==============    ==============    ==============
INCOME (LOSS) PER COMMON SHARE:
              Basic                                          $         0.08             (0.08)   $        (0.09)            (0.35)
              Diluted                                        $         0.06             (0.08)   $        (0.09)            (0.35)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
              Basic                                               8,811,014         8,490,658         8,799,313         8,389,165
              Diluted                                            12,813,594         8,490,658         8,799,313         8,389,165

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR SIX MONTHS ENDING SEPTEMBER 30
                                                                                  --------------    --------------
                                                                                       2004              2003
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
              Net Loss                                                            $     (797,812)   $   (2,974,021)
              Adjustments to reconcile net loss to net cash provided by
                (used in) operating activities
                          Depreciation and amortization                                  177,380           466,301
                          Amortization of discount/deferred fees on convertible
                            debentures                                                   743,886           157,172
                          Stock compensation                                             293,000           511,933
              Changes in assets and liabilities:
                          Accounts Receivable                                         (3,667,789)      (15,368,857)
                          Insurance receivable                                           800,000                --
                          Due from manufacturer                                         (148,999)        1,090,357
                          Inventories                                                  2,512,992         4,631,260
                          Prepaid expenses and other assets                              200,537            83,557
                          Other non-current assets                                       132,194                --
                          Accounts payable                                             2,500,274         7,153,298
                          Accrued expenses                                            (2,084,279)        1,054,718
                          Customer credits on account                                   (550,863)               --
                          Current income taxes                                         1,294,061        (1,185,998)
                                                                                  --------------    --------------
                                      Net cash provided by (used in) operating
                                         activities                                    1,404,582        (4,380,280)
                                                                                  --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of property and equipment                                        (575,495)         (157,178)
              Restricted cash                                                           (670,019)          (29,192)
                                                                                  --------------    --------------
                                      Net cash used in investing activities           (1,245,514)         (186,370)
                                                                                  --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
              Borrowing from revolving credit facilities                                                28,633,112
              Repayment to revolving credit facilities                                        --       (28,902,525)
              Borrowing from factoring                                                   474,968                --
              Bank Overdraft                                                             (62,282)         (268,856)
              Proceeds from issuance of convertible debt                                      --         4,000,000
              Payment of financing fees related to convertible debt                           --          (255,000)
              Proceeds from note payable                                                      --           637,122
              Proceeds from related party loan                                           240,000           700,000
              Payments on related party loan                                            (240,000)               --
              Proceeds from exercise of stock options and warrants                            --           860,535
                                                                                  --------------    --------------
                                      Net cash provided by financing activities          412,686         5,404,388
                                                                                  --------------    --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    571,754           837,738
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         356,342           268,265
                                                                                  --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      928,096    $    1,106,003
                                                                                  ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR SIX MONTHS ENDING SEPTEMBER 30
              Interest                                                            $      238,740    $      350,192
                                                                                  ==============    ==============
              Taxes                                                               $           --    $      205,000
                                                                                  ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its subsidiary (the "Company", "The Singing Machine"). All significant intercomany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending March 31, 2005 due to seasonal fluctuations in The Singing Machine's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in The Singing Machine's Annual Report on Form 10-K for the year ended March 31, 2004.

INVENTORIES

Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method.

INCOME TAXES.

      Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the assets will not be realized. At March 31, 2004 and September 30, 2004, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it was not more likely than not that the deferred taxes would be realized. At September 30, 2004 and March 31, 2004, The Singing Machine had gross deferred tax assets of $8.7 million and $8.2 million, against which the Company recorded full valuation allowances.

      For the three months ended September 30, 2004, the Company recorded no tax provision. This occurred because the Company has net operating losses for the year to date period. The Company has not recorded a benefit for the current period's losses because realizability is unlikely.

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

                                                             SEPTEMBER 30, 2004            SEPTEMBER 30, 2003
                                                           ------------------------    ---------------------------
Net loss                                   As reported                  $(797,812)                   $(2,974,021)
                                           Pro forma                    $(956,776)                   $(3,376,925)
Net loss per share - basic & diluted       As reported                     $(0.09)                        $(0.35)
                                           Pro forma                       $(0.18)                        $(0.40)

      The effect of applying SFAS No. 123 is not likely to be representative of the effects on reported net earnings for future years due to, among other things, the effects of vesting.

      For stock options and warrants issued to consultants, the Company applies the fair value method of accounting as prescribed by SFAS No.123. There were no consulting expenses relating to grants for the quarters ended September 30, 2004 and 2003.

      For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 using the following weighted-average assumptions:

      For the period ended September 30, 2004:

      Expected dividend yield 0%, risk-free interest rate of 4%, volatility 81.5% and expected term of five years.

      For the period ended September 30, 2003:

      Expected dividend yield 0%, risk-free interest rate of 4%, volatility 79.9% and expected term of five years.

NOTE 2 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

      The Company has an accumulated deficit in shareholders equity and is experiencing difficulty in keeping payments current with various vendors. As a result, the Company's independent registered public accounting firm has expressed substantial doubt in the Company's ability to continue as a going concern in their report for the years ended March 31, 2004 and 2003, which was included in the Company's annual report on Form 10-K.

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

      o Asset based lending facility with an US bank for factoring credit of $2.5 million to financing the account receivables in the USA

      On June 16 2004, Edward Steele, former officer and director, advanced $40,000 to us. The loan was interest free and paid in full on August 30, 2004.

      On July 14, 2004, Josef A. Bauer, a director, advanced a short-term loan of $200,000 to us which we are to use to meet our working capital obligations. The interest rate on the loan is 8.5% per annum and the loan is payable on demand. On August 26, 2004, we repaid Mr. Bauer a total of $202,109, including $2,109 in interest.

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

NOTE 3 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

         The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

o     Overdraft protection facilities
o     Issuance and negotiation of letters of credit
o     Trust receipts
o     A Company credit card

      These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lender and require that the Company maintain a minimum tangible net worth. The maximum available credit under the facilities is $2.0 million. The credit facilities have been increase to $4 million by increasing fixed deposit with the bank, which is used as collateral. The balance due at September 30, 2004 and March 31, 2004 was 0 and $62,282, respectively. The interest rate is approximately 4%. At September 30, 2004, the Company has used all credit facilities to open the letter of credit to the factories for the purchase. The company does not have any additional availability under these facilities.

RELATED PARTY LOANS

      On July 14, 2004, Josef A. Bauer, a director, advanced a short-term loan of $200,000 to us which we are to use to meet our working capital obligations. The interest rate on the loan is 8.5% per annum and the loan is payable on demand. On August 26, 2004, we repaid Mr. Bauer a total of $202,109, including $2,109 in interest.

      On June 16, 2004, Edward Steele, former officer and director, advanced $40,000 to us. The loan was interest fee and paid in full on August 30, 2004.

      On or about July 10, 2003, certain officers and directors of our company advanced $1 million to our company pursuant to written loan agreements. The officer was Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans accrue interest at 9.5% per annum and as of September 30, 2004, all interest was accrued, and the unpaid amount totaled approximately $23,750. These loans were originally scheduled to be repaid by October 31, 2003 and are now due on demand. These loans were subordinated to Milberg's factoring agreement, which we terminated effective as of July 14, 2004 and subsequently subordinated to Crestmark Bank.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

      On August 4, 2004, the Company has started to factor its accounts receivables through Crestmark bank in Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of $2.5 million or 70% of eligible accounts receivable. The Company will pay 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest on a monthly basis at prime plus 2%. The rate is currently 6.75%. The agreement contains a liquidated damages fee of $162,000 for early termination.

      Crestmark Bank also received a security interest in all of the Company's accounts receivables and inventory located in the United States. The Company's debenture holders have subordinated their $4 million secured convertible debentures to the Crestmark debt.

      As of September 30, 2004, the outstanding amount due to Crestmark bank for factoring is $474,968.

NOTE 5 - CONVERTIBLE DEBENTURES WITH WARRANT

      In September 2003, the Company issued $4 million of 8% Convertible Debentures in a private offering which are due February 20, 2006 ("Convertible Debentures"). The net cash proceeds received by the Company were $3,745,000 after deduction of cash commissions and other expenses.

      The Convertible Debentures are convertible at the option of the holders and were initially convertible into 1,038,962 common shares at a conversion price of $3.85 per common share subject to certain anti-dilution adjustment provisions, at any time after the closing date. The repayment of the Convertible Debentures was subordinated to a factoring agreement with Milberg Factors, which was terminated as of July 14, 2004.

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

      On November 8, 2004, the Company executed a letter agreement with the debenture holders, whereby the Company agreed to change the interest rate on the debenture to 9% in exchange for the debenture holders agreeing to (i) execute a subordination agreement with Crestmark Bank, (ii) waive all liquidated damages due under the transaction documents through January 7, 2005, and (iii) withdraw any demand for repayment under the debenture.

      According to the anti-dilution adjustment provision, If the Singing Machine sells shares of its common stock at an effective price less than Set Price, the debentures' holders are entitled to convert their debentures into shares at a new conversion price, which equals to the original set price minus 75% of the difference between the Set Price and the new price if the event occurs before September 8, 2004. On July 30, 2004, the Singing Machine received the court approval of the Class Action Lawsuit (case# 03-CV-80596). The Singing Machine issued 400,000 shares to the plaintiff as part of the settlement on September 23, 2004. The market closing price on July 30, 2004 was $0.60 per share. The event has triggered the conversion price reset for the convertible debentures.

      According to the Emerging Issue Task Force (EITF) Issue No. 00-27, if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The incremental intrinsic value that resulted from the price reset equals additional shares multiplied by the stock market price at the issuing date of the debentures, which would be recorded as discount of convertible debentures and amortized over the remaining life of the debentures. The new adjusted conversion price of stock is $1.41 [3.85- (3.85-0.60) X 75%] while the conversion price of warrant is $1.46. As of July 30,2004, the number of shares issuable upon conversion of debenture is 2,831,858. The amount of $687,638 was recorded as additional discounts of the debentures and will be amortized for the remaining life of the debentures. Total amortization for the six months ending September 30, is $743,921 and the unamortized discount is $2,498,263 as of September 30, 2004.

      In connection with the Convertible Debentures the Company paid financing fees as follows: 103,896 stock purchase warrants, with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures.

      The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets and total $378,246 as of September 30, 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

      Pursuant to the terms of the settlement agreement, we are required to make a cash payment of $800,000 and Salberg & Company, P.A., our former auditor, is required to make a payment of $475,000. Our cash payment of $800,000 is covered by our liability insurance and our insurer has placed this payment in an escrow account. In addition, we are obligated to issue 400,000 shares of our common stock to the plaintiffs. The settlement obligates us to implement certain corporate governance changes, including an expansion or our Board of Directors to six members with independent directors comprising at least 2/3 of the total Board seats.

      As of March 31, 2004, the Company recorded an expense equal to the total estimated cost of the settlement less the amount expected to be reimbursed by the Company's insurance carrier. The net charge associated with this matter totaled approximately $462,000 and was included as a component of selling, general and administrative expenses for the three months ended March 31, 2004.

      The court entered an order approving the settlement agreement on July 30, 2004. The Company has issued the 400,000 shares to the plaintiffs on September 23, 2004. The cost of the 400,000 shares is $240,000 based on the stock closing price on September 23, 2004. The remaining balance of the accrued expense in the amount of $222,000 ($462,000 - $240,000) has been recorded as the reduction of selling, general and administrative expenses for 3 months ending September 30, 2004.

NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

      During the six months ended September 30, 2004 and 2003, the Company issued the following shares of stock.

----------------------------------------------------------------------
Sept 30,      Number of Shares Issued        Proceeds to Company
----------------------------------------------------------------------
2004                          450,000                      None
----------------------------------------------------------------------
2003                          320,000                  $652,800
----------------------------------------------------------------------

      On May 11, 2004, the Company issued 50,000 shares of common stock to a former executive for consulting services rendered. The Company expensed the consulting costs in the three months ended December, 31, 2003, the period which services were provide.

      On September 23, 2004, the Company has issued the 400,000 thousand shares to the plaintiffs on September 23, 2004 for the class action settlement.

EARNINGS (LOSS) PER SHARE

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

      4,002,580 common stock equivalents have been included in the diluted per share calculations in the six months periods ended September 30, 2004 and 2003.

      The following represents the antidiluted common stock equivalents for the six months ended September 30, 2004 and 2003:

o Options to purchase 579,682 and 1,019,400 shares of common stock, respectively, with exercise prices ranging from $0.57 to $9.00 and $1.11 to $9.00, respectively.

o Warrants to purchase 591,040 shares of common stock, respectively, with exercise price at $1.46. There were none used in 2003.

o Convertible debentures convert into 2,831,858 shares of common stock, respectively, with conversion price at $1.41. There were none used in 2003.


NOTE 8 - SEGMENT INFORMATION

      The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary in Hong Kong. Sales by geographic region for the quarter ended September 30 were as follows:

      The geographic area of sales is based primarily on the location where the product is delivered.

                  FOR THE THREE MONTHS ENDING SEPT 30        FOR THE SIX MONTHS ENDING SEPT 30

                        2004                 2003                2004                  2003
North America   $       15,657,623   $       17,690,952   $       18,079,845   $       21,553,954
Europe                   2,857,421           14,467,066            4,262,903           17,809,897
Australia                  238,245              310,579              238,245              310,579
Others                          --              382,979               29,168              805,121
                ------------------   ------------------   ------------------   ------------------
                $       18,753,289   $       32,851,576   $       22,610,161   $       40,479,551
                ==================   ==================   ==================   ==================

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and its subsidiary (the "Singing Machine," "we," or "us") are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) trademark, in addition to MTV, Nickelodeon and Care Bear trademarks.

Our products are sold throughout the United States, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Best Buy, Circuit City, Costco, Kohl's, J.C. Penney, Radio Shack and Sam's Club.

We had a net income of $721,698 and a net loss of $797,812 for the three months September 30, 2004 respectively. These improvements were partially offset by non-cash charges to income for the amortization of discount on the debenture. The amortization costs related to the debenture was $411,206 in the quarter compared to the amortization costs in the amount of $56,801 in the comparative quarter since the debenture was not finalized until September 16, 2003

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2003

NET SALES

Net sales for the quarter ended September 30, 2004 were $18,753,289 compared to net sales of $32,851,576 for the comparative period of 2003. Sales decreased $14,098,287 or 42% from the comparative period. The decrease in sales is a combination of four primary reasons:

      1) Management made a decision not to pursue lower margin businesses which tie up cash flow buy not providing enough profit margin.
      2) The variety of karaoke machines offered to the trade was scaled back from prior years. This has helped us manage our working capital more effectively with an improved control over inventories and accounts payables to our vendors.
      3) Our liquidity concerns discouraged customers from purchasing from us.
      4) Our major distributors in Europe ordered less karaoke machines because they had a high level of inventory from last year.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2004 was $4,260,345 or 22% of sales as compared to $5,420,031 or 16% of sales for the quarter ended September 30, 2003. The increase in gross margin percentage compared to the prior year is due primarily to sales of the new models at higher gross profit margin percents than older models, and also the sales of existing older models that have been written down to the lower of cost or market, in the prior year.

OPERATING EXPENSES

Total operating expenses were $3,103,507 for the quarter ended September 30, 2004, compared to $6,672,569 for the comparative period of 2003. Operating expenses decreased compared to prior period by 53% or $3,569,062. This decrease of expenses is a result of two primary factors:

      o In fiscal 2004 and 2005, one of our primary objectives is to reduce our operating expenses. Total controllable operating expenses decreased 52% from the comparative last year quarter or $2,114,866. Controllable expenses include selling, general and administrative expenses and compensation expense. Selling, general and administrative expense was reduced by $1,050,861 or 53%, to $1,248,535, from $2,669,154. Compensation expense on a comparative basis was reduced by $649,565 or 51% to $694,247 from $1,343,812. In addition legal and professional fees were reduced by$222,000 in the quarter, as a result of an over accrual for expenses relating to the final settlement and issuance of shares relating to the class action law suit.
      o In addition, variable selling related expenses -advertising, commissions, freight & handling and royalty, decreased as a percent of sales from 8.0% to 6.4% of sales. In total, variable expenses decreased $1,454,196, from $2,659,603 in the quarter ended September 30, 2003 to $1,205,407 in the quarter ended September 30, 2004.

Management anticipates that the controllable operating expense will continue to be at approximately the same level or lower levels as the quarter ended September 30, 2004 for the balance of the fiscal year.

OTHER INCOME/EXPENSES

Net other expenses were $435,139 for the quarter ended September 30, 2004, compared to other expense of $409,544 for the quarter ended September 30, 2003. The increase over prior year is the result of non-cash amortization of the discount on the convertible debentures totaling $411,206 compared to $56,801 for the comparative period of last year. The Company did not close on the convertible debenture until September 8, 2003, therefore for the comparative period; the amortization on discount of the convertible debentures was $56,801. Interest expense decreased for the quarter ended September 30, 2004 vs. the quarter ended September 30, 2003. For the quarter ended September 30, 2004 interest expense decreased to $129,504 from $262,094. The decrease is a result of reduced borrowings, compared to the prior year. Other income of $105,571 for quarter ending September 30, 2004, is a result of the write off old credit balance due to customers from accounts receivable, which were not deemed to be applicable to customers' current balances.

INCOME TAXES

      For the three month ended September 30, 2004, The Company has not recorded a tax provision, since the Company has net operating losses for the six months ending September 30, 2004. The Company has not recorded a benefit for the current period's losses because realizability is unlikely.

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

NET SALES

Net sales for the six months ended September 30, 2004 were $22,610,161, compared to net sales of $40,479,551 for the comparative period of 2003. Sales decreased $ 17,869,390 or 44% from the comparative period. . The decrease in sales is a combination of four primary reasons:

      1) Management has made a decisions not to pursue lower margin business which tied up cash flow but not providing enough profit margin.

      2) The number of variation of Karaoke machines offered to the trade has been scaled back from prior years. This has helped us manage our working capital more effectively with an improved control over inventories and accounts payables to our vendors.
      3) SMC liquidity concerns discourages some major customers from purchasing from us
      4) In addition our major distributors in Europe ordered less Karaoke machines due high levels of inventories on hand from last year.

GROSS PROFIT

Gross profit for the six months ended September 30, 2004 was $5,030,484 or 22% of sales as compared to $7,146,140 or 17% of sales for the six months ended September 30, 2003. The year to date gross margins 84% were generated in the second quarter, therefore see the variance explanation for the three-months comparative periods.

OPERATING EXPENSES

Total operating expenses were $4,957,941 for the six months ended September 30, 2004, compared to $10,532,916 for the comparative period of 2003. Operating expenses decreased compared to prior period by 52% or $5,574,975. This decrease of expenses is a result of two primary factors:

      o In fiscal years 2004 and 2005, one of managements primary objectives was to continually reduce our operating expenses. Total controllable operating expenses for six months ending September 30, 2004 decreased 51% from the comparative period last year or $3,788,268. Controllable expenses include selling, general and administrative expenses and compensation expense. Selling, general and administrative expense was reduced by $2,668,657 or 53%, to $2,178,226, from $4,846,883. Compensation expense on a comparative basis was reduced by $1,119,611 or 45% to $1,335,780 from $2,455,391.

      o In addition, variable selling related expenses -advertising, commissions, freight & handling and royalty, decreased as a percent of sales from 7.9% to 6.3% of sales. In total, variable expenses decreased $1,796,707, from $3,230,642 in the six months ended September 30, 2003 to $1,433,935 in the quarter ended September 30, 2004.

OTHER INCOME/EXPENSES

      Net other expenses were $870,354 for the six months ended September 30, 2004, compared to other expense of $590,343 for the six months ended September 30, 2003. The increase over prior year is the result of amortization of the discount on the convertible debentures totaling $743,921 compared to $56,801 for the comparative period of last year. The Company did not close on the convertible debenture until September 8, 2003. Interest expense decreased for the six months ended September 30, 2004 vs. the six months ended September 30, 2003. For the six months ended September 30, 2004 interest expense decreased to $243,704 from $450,562. The decrease is a result of reduced borrowings, compared to the prior year.

INCOME TAXES

      The Company has not recorded a benefit for the current period's losses because its realizability is unlikely.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, the Company had cash on hand of $928,096 in addition to $1,544,302 of restricted cash and no bank overdrafts, for a total of $2,472,398 compared to cash on hand of $356,342 and restricted cash of $874,283 and a bank overdraft of $62,282 at March 31, 2004, for a net balance of $1,168,343. From March 31,2004 to September 30, 2004 the cash balances increased $1,304,055. Our current liabilities increased to $14,148,459 from $13,755,092 as of March 31, 2004, an increase of $393,367. We had net working capital of $35,702 as of September 30, 2004.

      As of September 30, 2004, our current liabilities consist of accounts payable of $7.2 million, accrued expenses of $1.4 million customer credits on account of $1.6 million and income taxes payable of $2.6 million. We are not current with our primary vendor in China, in the amount of $1.6 million at September 30, 2004. We have paid down approximately $700,000 that is past due to the China vendor in the quarter ending September 30, 2004. We have verbally agreed to a payment plan that will continue through March 2005 without paying interest and penalty for the past due amounts.

      As of September 30, 2004, we have been advanced $474,968 by Crestmark bank. The Company could borrow up to the lesser of the $2.5 million or 70% of the eligible accounts receivable. As of September 30, 2004, the funds available to borrow from Crestmark bank are approximately $35,000.

      On November 8, 2004, the Company executed a letter agreement with the debenture holders, whereby the Company agreed to change the interest rate on the debenture to 9% in exchange for the debenture holders agreeing to (i) execute a subordination agreement with Crestmark Bank, (ii) waive all liquidated damages due under the transaction documents through January 7, 2005, and (iii) withdraw any demand for repayment under the debenture.

      We have received a federal tax refund in the amount of $1,122,093 in the quarter ending September 30, 2004. The funds were used to pay down loans from related party in the amount of $240,000, make a fixed deposit in HSBC in the amount of $400,000, to obtain additional credit facility of $1.2 million to finance purchases of new Karaoke machines and pay down old accounts payable balances of approximately $400,000 to the Company's Chinese vendor.

      Our Hong Kong subsidiary, International SMC, has credit facilities at HSBC and Fortis Bank. The primary purpose of these facilities is to provide International SMC with access to letters of credit so that it can purchase inventory for direct shipment of goods into the United States and international markets. These facilities are secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with the lender. The maximum credit under the facilities is $2.0 million. International SMC has increased the fixed deposit in the amount of $640,000 with HSBC. The fixed deposit was used as collateral for additional credit facility of $1.9 million. International SMC has utilized the additional facility to open the letter of credit to the factories for the new shipment. The balance at September 30, 2004 and March 31, 2004 was $0 and $62,282, respectively. The interest rate is approximately 4% per annum. As of September 30, 2004 there was no availability under these facilities.

      As of September 30, 2004, our cash on hand has increased by $571,754 to $928,096 from $356,342. Our average monthly fixed operating costs are approximately $600,000, which includes the compensation and the selling, general & administration expenses. We expect that we will need approximately $1.8 million for working capital during the next three-month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in Compton, California and other operating costs.

      On July 14, 2004, a director, Jay Bauer, advanced us a short-term loan of $200,000, to be used to meet working capital obligations. The loan bears interest at 8.75% per annum and has been repaid on August 26, 2004.

      Cash flows provided by operating activities were $1,404,583 for the six months ended September 30, 2004. Cash provided by operating activities primarily related to a decrease in inventory, increase in accounts payable and receipt of the tax refund in the amount of $1.1 million. This compares to a negative cash flow from operations of $4,380,280 for the comparative six month period of fiscal 2004 a improvement of $5,784,863. The significant changes were a result of managements focus and control of working capital items, specifically inventory and accounts receivable.

      Cash used in investing activities for the six months ended September 30, 2004 was $1,245,515. Cash used in investing activities resulted from the purchase of fixed assets in the amount of $575,495, which consists of the tooling and molds required for production of new machines for this fiscal year, and the increase of fixed deposit in the bank, which is used as collateral for the additional credit facility.

      Cash flows provided by financing activities were $412,686 for the six months ended September 30, 2004. This cash inflow was primarily advances from Crestmark Bank pursuant to the new factoring financial institution.

      During the three-month period between September and December 2004, we plan on financing our working capital needs from

      o     Borrowing from our factoring agreement;

      o     Sales of existing inventory;

      o Continued support from factories in China in financing our purchases of karaoke machines for fiscal 2005; and

      o Utilizing credit facilities that are available to International SMC to finance all direct shipments.

      Our sources of cash for working capital in the longer term, the six-month period, are the same as our sources during the short term. If we need additional financing, we intend to approach other financing companies for financing. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue our operations.

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

      We are also planning to finance a significant amount of our working capital needs with customer-issued letters of credit, using International SMC's credit facility with the Hong Kong Bank and relying on financing from one of our factories in China.

      Customer orders can be cancelled at any time prior to delivery and we cannot assure you that our customers will complete these purchases. In the event that we do not sell sufficient products in our second and third quarter, we will consider other sources of financing, such as trying to secure an additional credit facility, private offerings and/or a venture capital investment. We expect that our profit margin for sales of our karaoke products will continue to be under price pressure. During fiscal 2005, we plan on introducing three new karaoke machines, which will command higher prices and a higher profit margin. We also will continue to cut operating expenses.

BACKLOG

      We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for the Singing Machine. We believe that backlog orders at any given time may not accurately indicate future sales. As of November 3, 2004, we had backlog of $5.5 million compared to backlog of $7.8 million for the same period in 2003. We believe that we will be able to fill all of these orders in fiscal year 2005. However, these orders can be cancelled or modified at any time prior to delivery. Further more, the delay in getting good off the containers in Los Angeles Port may impact our delivery of goods to customers for Christmas Seasons.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales for our fiscal second and third quarter, combined, accounted for approximately 86% of net sales in fiscal 2004 and 85% of net sales in fiscal 2003.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

RISKS ASSOCIATED WITH OUR BUSINESS

WE MAY BE DEEMED TO INSOLVENT AND WE MAY GO OUT OF BUSINESS

As of September 30, 2004, our cash position is limited. We are not able to pay all of our creditors on a timely basis. We are past due on approximately 24% of our accounts payable, which total $1.7 million as of September 30, 2004. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AS OF MARCH 31, 2004 AND 2003

We received a report dated June 16, 2004 (except for the last paragraph of note 7 as to which the date is July 14, 2004) from our independent registered public accounting firm covering the consolidated financial statements for our fiscal year ended March 31, 2004 that included an explanatory paragraph which stated that the financial statements were prepared assuming the Singing Machine would continue as a going concern. This report stated that our operating performance in fiscal 2004 and our minimal liquidity raised substantial doubt about our ability to continue as a going concern. If we are not able to raise additional capital, we may need to curtail or stop our business operations. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

IF WE ARE UNABLE TO EFFECTIVELY AND EFFICIENTLY IMPLEMENT OUR PLAN TO REMEDIATE THE MATERIAL WEAKNESSES WHICH HAVE BEEN IDENTIFIED IN OUR INTERNAL CONTROLS AND PROCEDURES, THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS

We have identified a number of differences which constitute material weaknesses in our internal controls and procedures in connection with the audit of our financial statements for fiscal 2004. The deficiencies in our internal controls relate to:

o weaknesses in our financial reporting processes as a result of a lack of adequate staffing in the accounting department,

o     accounting for consigned inventory and inventory costing.

We are implementing a number of procedures to correct these weaknesses in our internal controls. However, no assurances can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified material weaknesses in our controls and procedures. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during our implementation of these changes. If we are unable to implement these changes effectively or efficiently there could be a material adverse effect on our operations or financial results.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2004, 2003 and 2002 were approximately 53%, 67% and 87%, respectively. In fiscal 2004, three customers accounted for 20%, 12% and 8% of our net sales. The customers are Arbiter, Giochi and Best Buy, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON SIX FACTORIES TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2005, AND IF THE RELATIONSHIP WITH THESE FACTORIES IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCES OUR REVENUES AND PROFITABILITY

We have worked out a verbal agreement with six factories in China to produce approximately 95% of our karaoke machines in fiscal 2005. We owe one of these factories approximately $1.7 million as of November 10, 2004 and have worked out a payment plan with it. See the "Liquidity" Section. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY

In fiscal 2004 and 2003, a number of our customers and distributors returned karaoke products that they purchased from us. Our total returns represented 9.4% and 10.4% of our net sales in fiscal 2004 and fiscal 2003, respectively. In the fourth quarter of fiscal 2004, our customers returned goods valued at $1.8 million, or 2.5% of our net sales.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2003, we had $25.2 million in inventory on hand, which impacted our cash flow and liquidity from operations in fiscal 2004. As of June 30, 2004, our inventory was valued at $4.8 million. It is important that we sell this inventory during fiscal 2005, so we have sufficient cash flow for operations.

OUR SENIOR CORPORATE MANAGEMENT TEAM IS NEW TO THE SINGING MACHINE AND IS REQUIRED TO DEVOTE SIGNIFICANT ATTENTION TO OUR FINANCING AGREEMENTS AND SETTLING OUR CLASS ACTION LAWSUITS

Beginning on May 2, 2003, through the present date, four of our executive officers have resigned. We hired a new Chief Operating Officer, Yi Ping Chan on April 1, 2003, and a new Chief Financial Officer, Jeff Barocas, on April 9, 2004. Four new directors have joined our Board since October 31, 2004 and two of them had resigned since that date. Bernard Appel joined our Board effective as of October 31, 2003 and Harvey Judkowitz joined on March 29, 2004. Richard Ekstract joined our Board on October 31, 2003 and resigned for personal reasons on June 2, 2004. Joseph Testa joined our board on September 8, 2004 and resigned on October 22, 2004. We are in the process of searching for a new Chief Executive Officer and new directors. It will take some time for our new management and our new board of directors to learn about our business and to develop strong working relationships with each other and our employees. Our new senior corporate management's ability to complete this process has been and continues to be hindered by the time that it needs to devote to other pressing business matters. New management needs to spend significant time on overseeing our liquidity situation and overseeing legal matters . We cannot assure you that this major restructuring of our board of directors and senior management and the accompanying distractions, in this environment, will not adversely affect our results of operations.

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUT MTV LICENSE IT COULD AFFECT OUR REVENUES AND PROFITABILITY

Our license with MTV Networks is important to our business. We generated 11.8% and 32.3% of our consolidated net sales from products sold under the MTV license in fiscal 2004 and 2003, respectively. Our MTV license was extended through December 31, 2004. If we were to lose our MTV license, it would have an adverse effect on our revenues and net income.

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

o anticipate changes in end-user preferences wit respect to our customers' products;

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

THE FACTORIES THAT MANUFACTURE OUR KARAOKE PRODUCTS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We are dependent upon six factories in the People's Republic of China to manufacture the majority of our karaoke machines. One of these factories will be producing approximately 68% of our karaoke products in fiscal 2005. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

WE DEPEND ON THIRD PARTY SUPPLIERS FOR PARTS FOR OUR KARAOKE MACHINES AND RELATED PRODUCTS, AND IF WE CANNOT OBTAIN SUPPLIES AS NEEDED, OUR OPERATIONS WILL BE SEVERELY DAMAGED

Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials that our factories use to produce our karaoke products. If our suppliers are unable to provide our factories with the parts and supplies, the factories will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. In the last several years, there have been shortages of certain chips that are used in our karaoke machines. If we are unable to anticipate any shortages of parts and materials in the future, the factories may experience severe production problems, which would impact our sales.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES

Over the past several years, we have received notices from several music publishers who have alleged that we did not have the proper copyright licenses to sell certain songs included in our compact discs with graphics discs ("CDG"s). CDG's are compact discs which contain the musical recordings of the karaoke songs and graphics which contain the lyrics of the songs. We have settled or are in the process of settling all of these copyright infringement issues with these publishers. We have spent approximately $70,000 to settle these copyright infringement suits in fiscal year 2003 and 2004. These copyright infringement claims may have a negative effect on our ability to sell our music products to our customers. If we do not have the proper copyright licenses for any other songs that are included in our CDG's and cassettes, we will be subject to additional liability under the federal copyright laws, which could include settlements with the music publishers and payment of monetary damages.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of September 27, 2004, we are aware of only two customers, FAO Schwarz and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS

Our employment agreement with Yi Ping Chan and Edward Steele requires us, under certain conditions, to make substantial severance payments upon resignation and after a change of control. Mr. Chan is entitled to a severance payment of $250,000 if he resigns after a change in control. Mr. Steele is entitled to a severance payment of $125,000 upon resignation or change of control. These provisions could delay or impede a merger, tender offer or other transaction resulting in a change in control of the Singing Machine, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

As of September 30, 2004, we have not received any notices from AMEX notifying us that they will delist us. However, we cannot assure you that Amex will not take any actions in the near future to delist our common stock. If our common stock were delisted from the Amex, we would trade on the Over-the-Counter Bulletin Board and the market price for shares or our common stock could decline. Further, if our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

IF WE SELL ANY OF OUR SECURITIES AT A PRICE LOWER THAN $1.41 PER SHARE, THE CONVERSION PRICE OF OUR DEBENTURES AT $1.41 PER SHARE WILL BE REDUCED AND THERE WILL BE ADDITIONAL DILUTION TO OUR SHAREHOLDERS

We already had to reset the conversion price from $3.85 per share to $1.41 per share. Given that the closing price for our common stock was $0.575 per share on September 27, 2004 it is possible that we may again need to sell additional securities for capital at a price lower than $1.41 per share. If we sell any securities at a price lower than $1.41 per share, the conversion price of our debentures currently set at $1.41 per share will be reduced and there will be more dilution to our shareholders if and when the debentures are converted into shares of our common stock. If we issue or sell any securities at a price less than $1.41 per share, the set price will be reduced by an amount equal to 50% of the difference between the set price and effective purchase price of such shares.

We have prepared a table, which show the adjustments that will be made to (i) the conversion price of our convertible debentures and (ii) the number of shares issued to the debenture holders, if we issue or sell our securities at the (a) closing price on September 27, 2004, which was $0.575 per share, and (b) 50% of the closing price on September 27, 2004, which is $0.2875 per share.



 PRICE OF SINGING MACHINE  ADJUSTED CONVERSION  NUMBER OF SHARES ISSUABLE UPON
       COMMON STOCK         PRICE OF DEBENTURE     CONVERSION OF DEBENTURE
-------------------------  -------------------  ------------------------------
$                   0.575  $              1.00                       4,000,000
$                  0.2875  $               .85                       4,705,882
$                  0.1438  $              0.78                       5,128,205



If the price of our securities continues to decrease, and we continue to issue or sell our securities at price below $1.41 per share, our obligation to issue shares upon conversion of the debentures is essentially limitless.


When the conversion price reset occurs, the effective conversion price will decrease, the value of beneficial conversion will increase. The additional value of beneficial conversion would be recognized as discount on the convertible debentures.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION

As of November 3, 2004, there were outstanding stock options to purchase an aggregate of 1,101,490 shares of common stock at exercise prices ranging from $0.57 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $3.68 per share. As of November 2004, there were outstanding immediately exercisable option to purchase an aggregate of 580,882 shares of our common stock. There were outstanding stock warrants to purchase 591,040 shares of common stock at exercise prices ranging from $1.52 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $3.98 per share. In addition, we have issued $4,000,000 of convertible debentures, which are initially convertible into an aggregate of 1,038,962 shares of common stock. Under anti-dilution provision, the convertible debentures are convertible into an aggregate of 2,831,858 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

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

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE

As of November 3, 2004, there were 9,02,813 shares of our common stock outstanding. Of these shares, approximately 5,954,796 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 4,959,228 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK

      Our Certificate of Incorporation authorizes the issuance of 18,900,000 shares of common stock. As of November 3, 2004, we had 9,202,813 shares of common stock issued. We have an obligation to issue up to:

      1,692,530 shares issuable under outstanding options and warrants; and 2,831,858 shares upon conversion of the convertible debentures.

      We have also reserved up to 207,791 additional shares for interest payment on the debentures. As such, our Board of Directors has the power, without stockholder approval, to issue up to 4,965,008 shares of common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2004, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

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

      Grant Thornton LLP has advised the Audit Committee that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. We have performed substantial additional procedures designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements and to enable the completion of Grant Thornton LLP's audit of our consolidated financial statements for the fiscal year ended March 31 2004, notwithstanding the presence of the internal control weaknesses noted above. Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date our disclosure controls and procedures are effective except as described above, to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      The Company is committed to improving the financial organization. As part of this commitment, within the past six months the Company hired a new Chief Financial Officer, Financial Controller, a staff accountant as well as a EDI/Accounting administration person responsible for retrieving and updating customers sales information and inventory.

      The Company has taken following actions to mitigate the deficiency of our internal control during the six months ending September 30, 2004:

      i) The Company has assigned one of its' qualified accountants on temporary assignment from its Hong Kong subsidiary, to assist the company in the monthly financial closing. The Company hired the qualified staff accountant on September 20, 2004. The addition of this qualified Staff Accountant will provide the Company the ability to strengthen internal controls with the additional segregation of finance functions. In addition with the new staff accountant the Company is implementing standard month end closing procedures with specific due dates to improve the accuracy and timeliness of the Financial Statements. The financial statements has been analyzed and reviewed on a monthly basis by senior accounting management.

      ii) We have had several meeting with customer, who we have consigned our inventory. The objective of those meeting is to establish standard procedures for monthly reporting and reconciliation to ensure the transaction has been recorded correctly. We now have our customer's commitment to verify and reconcile the consigned inventory account on a monthly basis. We will monitor the procedures for the next two months to insure compliance to the new established procedures.

      iii) The Company is implementing an actual FIFO perpetual cost system. Our inventory costing module has been integrated into our general ledger module. The costing information are automatically flow through to financial statement without manual entry, which would ensure the data integrity and accuracy. Also it would eliminate and prevent the manual entry error, which created the costing problem in the past.

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

      The court entered an order approving the settlement agreement on July 30, 2004. The Company has issued the 400,000 shares to the plaintiffs on September 23, 2004. The cost of the 400,000 shares is $240,000 based on the stock closing price on September 23, 2004.

ITEM 2. CHANGES IN SECURITIES

(a) On September 23, 2004, we issued 400,000 shares of our common stock to escrow for the benefit of the plaintiffs from the class action lawsuit. This share issuance was exempt from registration pursuant to Section 3 (a) (10) of the Securities Act of 1933 pursuant to a court approved settlement dated July 30, 2004.

(b) Not Applicable.

(c)) Not Applicable

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1  Letter Agreement with Debenture Holders dated November 8, 2004
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act 32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 2004:

       Date of Report       Items Reported                           Financial Statements Filed
            8-K             Current report, item 3.02                        2004-09-28
            8-K             Current report, items 5.02 and 9.01              2004-09-07
            8-K             Current report, items 12 and 7                   2004-08-17
            10-Q            Quarterly report [Sections 13 or 15(d)]          2004-08-16

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE SINGING MACHINE COMPANY, INC.


Dated:  November 12, 2004      By: /s/ JEFFREY S. BAROCAS
                                   --------------------------------------------
                                   Jeffrey S. Barocas
                                   Chief Financial Officer (Principal Financial
                                   Officer and Accounting Officer)



Dated  November 12, 2004       By  /s/ YI PING CHAN
                                   --------------------------------------------
                                   Interim Chief Executive Officer and
                                   Chief Operating Officer
                                   (Duly Authorized to sign on behalf of the

I, Yi Ping Chan, certify that:

1. I have reviewed this Form 10-Q of The Singing Machine Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Yi Ping Chan

Yi Ping Chan
Interim Chief Executive Office and Chief Operating Officer (Principal Executive Officer)

Date: November 12, 2004