Form 10-K/A
period 2003-03-31
SINGING MACHINE CO INC
filed 2005-01-03
CIK 923601

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                  AMENDMENT TO

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

                                    0 - 24968
                             ----------------------
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
               ---------------------------------------------------
               (Exact Name Registrant as Specified in its Charter)

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

                                 (954) 596-1000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

Item 7.  Financial Statements

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

Item 14. Controls and Procedures

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         The Singing Machine Company, Inc. (" the "Company," "we," "us" or "our") is engaged in the development, production, distribution, marketing and sale of consumer karaoke audio equipment, accessories and music. We contract for the manufacture of all electronic equipment products with factories located in Asia. We also produce and market karaoke music, including CD plus graphics ("CD+G's"), and audiocassette tapes containing music and lyrics of popular songs for use with karaoke recording equipment. All of our recordings include two versions of each song; one track offers music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all of the cassettes sold by us are accompanied by printed lyrics, and our karaoke CD+G's contain lyrics, which appear on the video screen. We contract for the reproduction of music recordings with independent studios.

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

RECENT DEVELOPMENTS

         We faced several challenges during fiscal 2003. Although our net revenue increased to $95,613,766 in fiscal 2003 compared to revenues of $62,475,753 in fiscal 2002, our net income decreased to $1,217,812 or $.15 per share in fiscal 2003 compared with net income of $6,289,065 in fiscal 2002 or $.88 per share. Several factors contributed to this decrease in net income, including but not limited to a loss on a guaranteed sales contract of approximately $2.5 million, an inventory reserve charge of approximately $3.7 million, higher than expected operating expenses of $21.6 million in fiscal 2003 and an income tax liability expenses of $198,772. A more detailed explanation of our financial results is contained under "Management's Discussion and Analysis and Results of Financial Condition" on page 10.

         As a result of these factors, our net worth declined to a level which took us out of compliance with a tangible net worth requirement contained in our credit facility with our commercial lender, LaSalle Business Credit, LLC ("LaSalle," "commercial lender" or "lender"). In March 2003, our lender notified us that we were in default of this requirement and that it could accelerate our loan at any time. Due to the liquidity difficulties associated with the excess inventory exposure and our lender's notice of default, our auditors have qualified their opinion on our fiscal 2003 financial statements based on the uncertainty that we will continue as a going concern. While we are endeavoring to sell the excess inventory from last year, to renegotiate our loan with LaSalle and to seek other sources of financing, we cannot assure that we will be successful in any of these efforts.

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

         We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the American Toy Fair each February in New York and the Hong Kong Electronics Show each October in Hong Kong. We spent approximately $571,369 on research and development in fiscal 2003, primarily to develop prototypes and working samples.

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

         During the last three years, our revenues from international sales have increased. Sales by customer geographic regions were as follows:

                                        2003           2002                2001
United States                      $76,777,138      $62,333,801      $34,391,540
Asia                                    21,310           49,314               --
Australia                              814,334               --               --
Canada                                 919,642           47,565           11,420
Central America                         96,836            5,756               --
Europe                              15,714,846               --          433,821
Mexico                               1,225,111               --               --
South America                           44,549           39,317           38,570
                                   -----------      -----------      -----------
                                   $95,613,766      $62,475,753      $34,875,351
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

         Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a "domestic supplier of imported goods." We purchase karaoke machines overseas from certain factories in China for our own account, and warehouse the products in leased facilities in Florida and California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, warehouse sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots. In the fiscal year ended March 31, 2003, approximately 48% of our sales were domestic sales.

         Direct Sales. We ship some hardware products sold by us directly to customers from Asia through International SMC, our Subsidiary. Sales made through International SMC are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers world wide, who pay International SMC pursuant to their own international, irrevocable, transferable letters of credit or on an open account. In the fiscal year ended March 31, 2003, approximately 52% of our sales were direct sales.

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

         We have obtained copyright licenses from music publishers for all of the songs in our music library. We contract with outside studios on a work-for hire basis to produce recordings of these songs. After the songs have been recorded, the Company authors the CD+G's in our in house studio. We use outside companies to mass-produce the CD+G's and audiocassettes, once the masters have been completed.

         While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition. Similarly, although we primarily use six factories to manufacture our karaoke machines and accessories, and a small number of studios to record our music (including our in house production), we do not anticipate that the loss of any single manufacturer or single studio would have a material long-term adverse effect on our business, operations or financial condition. To ensure that our high standards of product quality and factories meet our shipping schedules, we utilize Hong Kong based employees of International SMC as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.

         All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2003, 2002 and 2001, warranty claims have not been material to our results of operations.

MERCHANDISE LICENSE AGREEMENTS

         In November 2000, we entered into a multi-year merchandise license agreement with MTV Networks, a division of Viacom International, Inc., to create the first line of MTV karaoke machine and compact disks with graphics ("CD+G's") featuring music for MTV's core audience. Under the licensing agreement, we originally produced two MTV-branded machines for the fiscal 2002 year: (1) a large format karaoke machine with a built in, fully functional television that enables users to view song lyrics and (2) a small karaoke system that connects to a television. We also produced exclusive CD+G's featuring music catering to MTV's core audience, that were distributed with the MTV branded karaoke machines. . We have amended the agreement three times since November 2000. For fiscal 2004, our line will consist of nine (9) MTV branded machines and a wide assortment of MTV branded music. Our license covers the sale of MTV products in the United States, Canada and Australia. In December 2002, we entered into an amendment, which adjusted some of the financial aspects of the agreement and added an additional minimum guarantee of royalty payments of $1,500,000. The MTV license expires on December 31, 2003 and management is currently in negotiations to extend this agreement beyond that date. We do not believe that the payment of these guaranteed fees will adversely affect our ongoing operations.

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

         In fiscal 2003 and 2002, our financing of seasonal working capital grew in the first quarter and peaked in the second and third quarter, consistent with the industry taken as a whole. In fiscal 2004, we do not expect that our working capital requirements will be as extensive as they were in fiscal 2003. Because we have a significant amount of inventory on hand as of March 31, 2003, we do not plan on significantly increasing our inventory levels. During fiscal 2004, we intend to liquidate the excess $25 million in inventory that we own as of March 31, 2003. We believe that this inventory is highly saleable and marketable. We intend on spending approximately $10 to $15 million on new inventory in fiscal 2004. However, we may change this amount, depending on business conditions. We are in currently in the process of seeking to amend our existing line of credit to provide this working capital financing. If these efforts are unsuccessful, we will need to seek alternative facilities. To finance seasonal working capital requirements of our Hong Kong subsidiary, we expect to use short-term foreign credit lines with a number of banks. Our foreign credit lines total approximately $5.5 million.

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

EMPLOYEES

         As of April 15, 2003, we employed 60 persons, all of whom are full-time employees, including four executive officers. Fourteen of our employees are located at International SMC's corporate offices in Hong Kong. The remaining thirty-four employees are based in the United States, including the four executive positions; sixteen are engaged in warehousing and technical support, and fourteen in accounting, marketing, sales and administrative functions.

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

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on the American Stock Exchange under the symbol "SMD." We began trading on the AMEX on March 8, 2001. From January 26, 1996 through March 7, 2001, we traded on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "SING". Set forth below is the range of high and low information for our common stock as traded on the American Stock Exchange from March 8, 2001 through March 31, 2003, as reported by Commodity Systems, Inc.. This information regarding trading on AMEX represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions. This information contained in this table has been restated to give effect to our 3-for-2 stock split to stockholders of record on March 4, 2002.

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

         As of July 1, 2003, there were approximately 311 record holders of our outstanding common stock.

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

                                         2003          2002           2001*         2000            1999
                                                   (as restated) (as restated)
                                                       (1)           (1)            (1)             (1)
Statement of Operations:
Net Sales                            $95,613,766   $62,475,753   $34,875,351   $19,032,320   $ 9,547,816
Earnings(loss) before income taxes   $ 1,416,584   $ 8,184,559   $ 4,188,021   $   577,686   $   754,156
Income tax expense (benefit)         $   198,772   $ 1,895,494   $   494,744   $   160,299   $   170,000
Net earnings (loss)                  $ 1,217,812   $ 6,289,065   $ 3,696,277   $   737,985   $   924,156
Balance Sheet:
Working capital                      $13,389,509   $14,577,935   $ 6,956,879   $ 2,985,120   $   398,503
Current ratio                               1.63          3.82          4.37          7.77          1.28
Property, plant and equipment, net   $ 1,096,423   $   574,657   $   263,791   $    99,814   $    16,447
Total assets                         $38,935,294   $21,403,196   $10,509,682   $ 4,346,901   $ 2,379,335
Shareholders' equity                 $17,685,364   $16,225,433   $ 8,450,237   $ 3,906,286   $   964,740
Per Share Data:
Earnings (loss) per common share -
basic                                $      0.15   $      0.88   $      0.59   $      0.23   $      0.37
Earnings (loss) per common share -
diluted                              $      0.14   $      0.79   $      0.50   $      0.19   $      0.36
Cash dividends paid                         0.00          0.00          0.00          0.00          0.00

(1) Certain numbers in these financial statements have been reclassified to conform with current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

RESTATEMENT OF FINANCIAL STATEMENTS

         In July 2003, we were advised by Grant Thornton, our independent accountants, that we needed to restate our financial statements for the fiscal years ended March 31, 2002 and March 31, 2001 to increase the reported income tax liability. As restated, our income taxes increased from $119,277 in fiscal 2002 to $1,895,494 and from $23,320 in fiscal 2001 to $491,744.

         There are two reasons why the reported income tax liability in our restated financial statements is higher than previously reported. First, we are including an accrual for taxes on certain intercompany loans between our U.S. parent and our Hong Kong subsidiary pursuant to Section 956 of the Internal Revenue Code ("IRC'). This accrual was not included in our audited financial statements for fiscal 2002 and 2001.

         Second, we are accruing income taxes for profits generated by our Hong Kong subsidiary. Our Hong Kong subsidiary applied for a Hong Kong offshore income exemption in 2001. Management believed that the exemption would be approved because all profits of the Hong Kong subsidiary were derived from exporting to customers outside of Hong Kong. Accordingly, no provision for foreign income taxes on the profits of the Hong Kong subsidiary was provided for in our reported earnings for fiscal 2002 and 2001. However, we did include a footnote in the audited financial statements which discussed the effect on our financial statements, if we were denied this income tax exemption. As of July 1, 2003, we had not received official approval of the Hong Kong tax exemption. We decided to include a provision for these taxes in fiscal 2003 and to restate income for the prior two years to include a provision for these taxes, in the event that the exemption is denied. As previously disclosed in the footnotes to our financial statements, the provisions accrued for fiscal 2002 and 2001 were $748,672 and $468,264, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                             2003       2002       2001

Total Revenues                                100.0%     100.0%     100.0%
Cost of Sales                                  75.6%      65.4%      63.5%
Operating expenses                             22.7%      21.4%      22.1%
Operating income                                1.7%      13.2%      14.4%
Other expenses, net                             0.2%       0.1%       2.4%
Income before taxes                             1.5%      13.1%      12.0%
Provision (benefit) for income taxes            0.2%       3.0%       1.4%
Income (loss)                                   1.3%      10.1%      10.6%

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

         International sales were primarily in Europe, Canada and Australia. Sales to international customers historically maintain a lower gross profit margin because there are no other variable expenses from these sales. Other variable expenses that are normally included with sales are advertising allowances, returns and commissions.

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

OPERATING EXPENSES

         Operating expenses were $21,646,615 or 22.9% of total revenues in fiscal 2003, up from $13,387,533 or 16.1% of total revenues, in the third quarter of the prior year. The primary factors that contributed to the increase of approximately $8,259,082 in operating expenses for the fiscal year 2003 are:

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

INCOME BEFORE INCOME TAX EXPENSE

The Company's income before income taxes decreased to $1,416,584 at March 31, 2003 from $8,184,559 at March 31, 2002. The decreases are a direct effect of the increased operating expenses.

INCOME TAX EXPENSE

         Our accrual for income taxes is based on two components: (i) taxes which we are paying pursuant to Section under Section 956 of the Internal Revenue Code on intercompany loans and (ii) taxes on International SMC's business operations in Hong Kong. Total income tax expense for fiscal 2003 was $198,772.

NET INCOME

As a result of the foregoing, the Company's net income was $1,217,812 for the fiscal year ended March 31, 2003.

YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001

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

INCOME TAX EXPENSE

         Our income tax expense was restated for fiscal 2002. Our accrual for income taxes is based on two components: (i) taxes which we are paying pursuant to Section under Section 956 of the Internal Revenue Code on an intercompany loans and (ii) taxes on International SMC's business operations in Hong Kong. The total income tax expense for fiscal 2002 was $1,895,494.

NET INCOME

         As a result of the foregoing, the Company's net income increased 41.3% to $6,289,065 for the fiscal year ended March 31, 2002, compared to $3,696,277 for the fiscal year ended March 31, 2001.

YEAR ENDED MARCH 31, 2001 COMAPRED TO YEAR ENDED MARCH 31, 2000

NET SALES

         Net sales increased 80.3% in the fiscal year ended March 31, 2001. The increase in revenue from $19,032,320 in fiscal 2000 to $34,875,351 in fiscal 2001 can be attributed to the addition of a major customer and increased awareness of karaoke in the retail community. The addition of this customer alone added 20% to our revenues for fiscal 2001. Our sales of karaoke machines and karaoke music comprised 93% and 7%, respectively, of our sales in fiscal 2000.

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

         The Company's Hong Kong subsidiary applied for a Hong Kong offshore claim income tax exemption for the calendar year ended March 31, 2001. Management believes that the exemption will be approved because the source of all profits of the Hong Kong subsidiary is from exporting to customers outside of Hong Kong. As of June 20, 2002, the Hong Kong offshore claim exemption for fiscal 2001 has not been approved. A provision was made in the restated statement of operations for fiscal 2001 in the amount of 468,424.

NET INCOME

         Net income after tax for the fiscal year ended March 31, 2001 and 2000 was $3,696,277 and $737,985, respectively. The increase in sales and stability of general expenses are attributed to the increased bottom line. The Company has remaining net operating loss carry forwards to cover US taxes that may have been due on the profitability of the Company.

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

         As of July 10, 2003, we have obtained $1 million in subordinated debt financing. On or about July 10, 2003, certain officers and directors advanced $1 million to the Company. We have not finalized the terms of this management loan; however, the Company has immediate use and access to the $1 million in funding. It is presently expected that the loan will be a short-term loan, which will be due on or before October 31, 2003. However, we have not yet determined the interest rate or if any compensation, such as warrants, will be awarded to the management investment group for their loan. We are also in the process of finalizing a $1 million loan from an outside investment group and hope to close this transaction by July 16, 2003. There can be no assurance that this financing will be completed on time on the terms presently contemplated.

         We are currently in negotiations with LaSalle to restructure the loan for the remainder of fiscal 2004. We hope that these negotiations will be successful and that a restructured loan agreement will be in place prior to August 1, 2003. We entered into our credit facility with LaSalle in April 2001 and have entered into several amendments subsequently. We last amended the credit facility effective as of June 30, 2003 and it provides that the agreement expires on July 31, 2003. Under the amended credit facility, LaSalle Bank will advance up to 70% of the Company's eligible accounts receivable, plus up to 20% of eligible inventory, plus us up to 40% of commercial letters of credit issue by LaSalle minus reserves as set forth in the loan documents. The loan is secured by a first lien on all present and future assets of the Company, except specific tooling located in China.

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

         Our Hong Kong subsidiary, International SMC, has letters of credit facilities available to finance its inventory purchases. These facilities are
(1) a $2.5 million facility at Hong Kong Shanghai Banking Corporation and (2) a $1 million facility at Fortis Bank. The Subsidiary also has a short term loan with the Hong Kong Shanghai Banking Corporation for $2 million which expires in December 2003. The Subsidiary also has a $400,000 short term loan with a director of the Company which is payable within 120 days at a rate of 8% per annum.

         In the event that we are not able to renegotiate an agreement with LaSalle, we have considered alternative sources of financing, including but not limited to inventory and accounts receivable financing and other high risk financing such as venture capital funds. Without such financing, our ability to continue our operations is in significant doubt.

         In fiscal 2004, we do not expect that our working capital requirements will be as extensive as they were in fiscal 2003. Because we have a significant amount of inventory on hand as of March 31, 2003, we do not plan on significantly increasing our inventory levels. During fiscal 2004, we intend to liquidate the excess $25 million in inventory that we own as of March 31, 2003. We believe that this inventory is highly saleable and marketable; however, there can be no assurances that we will be able to liquidate this inventory during our upcoming fiscal year. We intend on spending approximately $10 to $15 million on new inventory in fiscal 2004. However, we may change this amount, depending on business conditions. We are in currently in the process of seeking to amend our existing line of credit to provide this working capital financing. If these efforts are unsuccessful, we will need to seek alternative facilities. To finance seasonal working capital requirements of our Hong Kong subsidiary, we expect to use short-term foreign credit lines with a number of banks. Our foreign credit lines total approximately $5 million.

         The Company's commitments for debt and other contractual arrangements are summarized as follows:

--------------------- ------------------ -----------------------------------------------------------
                                        Years ending March 31,
--------------------- ------------------ -----------------------------------------------------------
                            Total       2004          2005        2006         2007          2008
---------------------   ----------   ----------   ----------   ----------   ----------   ----------
Merchandise License     $1,595,000   $1,395,000   $  150,000   $   50,000           --           --
Guarantee
---------------------   ----------   ----------   ----------   ----------   ----------   ----------
Property Leases         $3,638,771   $1,330,158   $  924,338   $  517,071   $  495,545   $  371,659
---------------------   ----------   ----------   ----------   ----------   ----------   ----------
Equipment Leases        $   86,016   $   46,525   $   19,965   $   10,322   $    7,969   $    1,235
---------------------   ----------   ----------   ----------   ----------   ----------   ----------

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

         Cash flows used in operating activities were $11,524,680 during the fiscal year ended March 31, 2003. Cash flows were used in operating activities primarily due to increases in accounts receivable in the amount of $2,619,778 and inventory in the amount of $19,635,351 during fiscal 2003. We purchased a higher level of inventory in fiscal 2003 as we had anticipated a higher demand for our products.

         Cash used in investing activities during the fiscal year ended March 31, 2003 was $1,468,791. Cash used in investing activities resulted primarily from the purchase of fixed assets in the amount of $1,144,064. The purchase of fixed assets consists primarily of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over three years.

         Cash flows provided by financing activities were $7,741,589 during the fiscal year ended March 31, 2003. This consisted of proceeds from the exercise of warrants and options in the amount of $242,119. The Company also had a short term loan with a director in the amount of $400,000. The remainder of cash provided from financing activities was provided by net borrowings on the credit line at LaSalle National Bank in the amount of $6,782,824.

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

CRITICAL ACCOUNTING POLICIES

The U.S. Securities and Exchange Commission defines critical accounting policies as "those that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain". Preparation of our financial statements involves the application of several such policies. These policies include: estimates of accruals for product returns, the realization of the deferred tax asset, calculation of our allowance for doubtful accounts and the Hong Kong income tax exemption.

         Accrual for product returns. We regularly receive requests from our customers for product returns. Our accrual amount is based on historical experience and is recorded as a reduction of sales and costs of sales and as a liability equal to the resulting gross profit on the estimated returns. At March 31, 2003, the accrual was approximately $324,000.

         Realization of Deferred Tax Asset. The Company has revised its deferred tax asset based on the current year's loss in the United States. The Company expects to realize this asset within the next fiscal year.

         Estimate for Doubtful Accounts. We estimate an allowance for doubtful accounts using the specific identification method since a majority of accounts receivable are concentrated with several customers whose credit worthiness is evaluated periodically by us. The allowance was $405,759 at March 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

WE RECEIVED A GOING CONCERN QUALIFICATION FROM OUR INDEPENDENT AUDITORS

We received a going concern qualification from our independent auditors for the fiscal year ended March 31, 2003. We have minimal liquidity as of June 24, 2003, the date of the audit report, and our commercial lender has declared us in default under the terms of our credit agreement, which expires on July 31, 2003. For these reasons, our independent auditors were concerned about our ability to continue as a going concern. We are currently in the process of renegotiating a restructuring of our credit agreement with our commercial lender. We are also seeking other sources of long and short term capital.

Because we have a going concern qualification, it may be more difficult for us to raise capital.

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS WHICH ARE SUBJECT TO THE UNCERTAINTY OF ADDITIONAL FINANCING

If we are not able to restructure our credit agreement with LaSalle by July 31, 2003, we will need to seek additional funds to operate our business. Although we have been looking for alternative sources of capital, there can be no assurances that additional financing will be available when needed on favorable terms, or at all. If we do not have adequate financing, it will have a material adverse effect on our business, results of operation and financial condition. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations. If we do not have adequate financing to operate our business, we may even be required to file a petition for Chapter 11 or enter into some liquidation or reorganization proceeding. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and issuance of debt securities may increase the perceived risk of investing in us.

WE ARE CURRENTLY IN DEFAULT UNDER OUR CREDIT AGREEMENT WITH OUR COMMERCIAL
LENDER

On March 14, 2003, we received a letter from LaSalle informing us that we were in breach of our credit agreement as a result of our failure to maintain the minimum tangible net worth requirement. In this letter, LaSalle also advised us that it could accelerate the payment of all liabilities due under the credit agreement at any time. As of July 10, 2003, we have not remedied the tangible net worth requirement and LaSalle has not filed a lawsuit against us to accelerate the payment of any liabilities due under the credit agreement. If LaSalle were to exercises its right to foreclose on our assets, primarily our accounts receivable and inventory, this action might disrupt our current business operations. If LaSalle were to liquidate a significant amount of our inventory at one time, it might be more difficult for us to place inventory with other retailers. We would also need to find financing from a third party and there are no assurances that we will be able to do so.

CLASS ACTION  LITIGATION

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

As economic conditions fluctuate, retail environments adjust their buying patterns accordingly in order to decrease their position in inventory on hand. Although the sales of the Company's product were high, on a retail level, during fiscal 2003, the sales of other product lines not affiliated with consumer electronics were not. This had a direct effect on the decreased amount of reorders received by the Company in fiscal 2003.

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

OUR NET INCOME MAY BE REDUCED IF OUR HONG KONG SUBSIDIARY DOES NOT RECEIVE AN EXEMPTION FOR OFFSHORE INCOME TAX

Our Hong Kong subsidiary has applied for a Hong Kong "offshore claim" income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that since the source of all profits of the Hong Kong subsidiary are from exporting to customers outside of Hong Kong, it is likely that the exemption will be approved. In the unlikely event, that the exemption is not approved, the Company has restated our 2001 and 2002 financial statements to include an accrual for these taxes, as well as for fiscal 2003. In the event the exemption is not approved, the Company has restated its financial statements for the years 2001 and 2002 and has provided for taxes on the Hong Kong subsidiary's profits at a flat rate of 16% resulting in an income tax expense of $1,230,650, $748,672 and $468,424 for the fiscal years 2003, 2002 and 2001, respectively.

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF OUR MANAGEMENT TEAM

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change of Accountants in March 2003

         On March 27, 2003, we engaged Grant Thornton LLP ("Grant Thornton") as our independent auditor with respect to the preparation of OUR financial statements for fiscal 2003 and dismissed Salberg & Company, P.A. ("Salberg & Company"), our prior independent auditor on March 24, 2003. Our decision to change accountants was approved by our Audit Committee on March 24, 2003. As of March 24, 2003, we did not have any change or disagreement with Salberg & Company with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this Annual Report on Form 10-K, namely the fiscal years ended March 31, 2002 and March 31, 2001.

         The report of Salberg & Company on our financial statements for fiscal 2002, fiscal 2001 and all subsequent interim periods, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for fiscal 2002, fiscal 2001 and all subsequent interim periods. Furthermore, Salberg & Company did not advise the Company that:

         1) internal controls necessary to develop reliable financial statements do not exist, or
         2) information has come to the attention of Salberg & Company which made in unwilling to rely upon management's representations or made it unwilling to be associated with the financial statement prepared by management, or
         3) the scope of the audit should be expanded significantly, or information has come to the attention of Salberg & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to March 31, 2002 (including information that may prevent it from rendering an unqualified audit report on those financial statements) or made in unwilling to rely on management's representations or to be associated with the financial statements prepared by management or,
         4) information has come to the attention of Salberg & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to March 31, 2002 through March 28, 2003, the date of the Form 8-K filing reporting our change in accountants, that had not been resolved to the satisfaction of Salberg & Company or which would have prevented Salberg & Company from rendering an unqualified audit report on such financial statements.

         During fiscal 2002, fiscal 2001 and all subsequent interim periods, there were no disagreements with Salberg & Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Salberg & Company would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods. We did not consult with Grant Thornton regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Grant Thornton that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

Restatement

         In July 2003, Grant Thornton informed the company and the Audit Committee that the Company needed to restate its financial statements for fiscal 2002 and 2001 because the accrual for income tax needed to be increased for those years. We discussed this issue with Salberg & Company and they agreed to restate our financial statements for fiscal 2002 and 2001, which are included in this Annual Report on Form 10-K , to increase our accrual for income taxes.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to our executive officers and directors as of July 1, 2003.

Name                      Age    Position
Edward Steele             73     Chief Executive Officer & Chairman
Yi Ping Chan              38     Interim Chief Operating Officer, Secretary
Jack S. Dromgold          59     Executive Vice-president of Sales & Marketing
April J. Green            39     Chief Financial Officer
Josef A. Bauer            65     Director
Howard W. Moore           72     Director
Robert J. Weinberg        54     Director
John F. Klecha            52     Director

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

         Yi Ping Chan has served as our Interim Chief Operating Officer from May 2, 2003. Prior to this appointment, Chan was a consultant to Singing Machine. Mr. Chan was a founder of MaxValue Capital Ltd., a Hong Kong-based management consulting and investment firm, and co-founder of E Technologies Ltd., Hong Kong, which specialized in health care technology transfer from April 1996 to March 2003. Prior to that, he was Chief Strategist and Interim CFO from January 2000 to June 2002, a Hong Kong-based IT and business process consulting firm with operations in Hong Kong, China and the US. He also held a senior management position with a Hong Kong-based venture capital and technology holding company with operations in Hong Kong, China and the US. From 1994 to 1997, Mr. Chan was Business Development Manager for AlliedSignal Inc. (now part of Honeywell International, inc.) and Knorr-Bremse Far East Ltd., where he focused on joint ventures and acquisitions in China and Japan. Earlier, he was Senior Associate Engineer for IBM in New York, and began his career as a member of the technical staff of TRW Corporation in Redondo Beach, California. Mr. Chan received a BSEE with Magna Cum Laude in 1987 from Polytechnic University, New York. Under IBM sponsorship, Mr. Chan earned an MBA in 1994 and a MSEE in 1990 from Columbia University. Mr. Chan was a member of the Young Entrepreneurs' Organization, serving as a board member of the Hong Kong chapter in 2002 and 2003. He also served as a development advisor and associate for the Global Chinese Business Initiative at the Wharton School, University of Pennsylvania from 1998 to 2001

         Jack Dromgold has served as our Executive Vice President of Sales and Marketing since April 16, 2002 through the present date. Prior to joining us, Mr. Dromgold served as Vice President of Sales for Hasbro Games from 1993 through April 2002. Mr. Dromgold is a 35-year veteran of the toy and game industry and has been involved in the development of sales programs to support the launch of many new products over the years.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain compensation information for the fiscal years ended March 31, 2000, 2001, 2002 and 2003 with regard to Edward Steele, our Chief Executive Officer, and each of our other executive officers whose compensation exceeded $100,000 on an annual basis (the "Named Officers"):

|-----------------------------------------------------------------------------------------------------------------------------------
                                                      Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------------------
                                                    Annual Compensation                          Long Term Compensation
----------------------------------- ------ ----------------- ------------------ ----------------------------------------------------
Name of Individual and Principal    Year   Salary     Bonus   Other Annual      Restricted  Securities     LTIP      All Other
Position                                                      Compensation(1)   Stock       Underlying /   Payouts   Compensation(2)
                                                                                   Award(s)
                                                                                   Options
                                                                                   /
                                                                                   SAR's
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
Edward Steele, CEO                  2003    $382,352        $0    $8,671           0                        0           $17,969
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
                                    2002    $364,145  $192,133    $8,258           0         15,000         0           $17,908
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
                                    2001    $320,865  $256,289    $7,938           0        315,000         0           $10,515
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------

----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
John Klecha, President, COO (3)     2003    $300,117        $0    $6,555           0                                    $13,264
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
                                    2002    $286,111  $157,200    $6,242           0         15,000         0           $11,725
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
                                    2001    $255,777  $205,031    $6,000           0        300,000         0            $6,007
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------

----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
April Green, CFO (7)                2003    $122,200   $25,000    $3,900           0         20,000         0           $13,551
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
                                    2002     $88,825   $25,000    $3,900           0         30,000         0            $7,091
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
                                    2001     $83,658   $17,000    $3,900           0          7,500         0            $3,321
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------

----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------
Jack Dromgold, Executive            2003    $210,277   $50,000   $51,067           0        150,000         0            $8,543
Vice-president, Sales & Marketing
(4)(5)(6)
----------------------------------- ------ ---------- --------- --------- ----------- -------------- --------- -----------------

(1) The amounts disclosed in this column for fiscal 2003, 2002 and 2001 include automobile expense allowances which are provided pursuant to the executive's employment agreements.
(2) Includes the Company's matching contributions under its 401(k) savings plan and medical insurance pursuant to the executive's employment agreements.
(3) Mr. Klecha resigned as our President and Chief Operating Officer effective as of May 2, 2003.
(4)   Mr. Dromgold joined our company on April 15, 2003.
(5) Mr. Dromgold received $50,000 as a signing bonus when he joined our company pursuant to his employment agreement.
(6) Includes relocation expenses of $45,529. After one year of employment, Mr. Dromgold had the right to sell the
     50,000 options that were granted to him under his employment agreement back to the Company at a price of $100,000. Mr. Dromgold did not elect to exercise this right during fiscal 2003.
(7) Ms. Green has served as our Chief Financial Officer since March 15, 2002. She served as the Director of Finance and Administration from January 1, 2000 through March 14, 2002 and as our controller from June 1999 through December 2000.

OPTION GRANTS IN FISCAL 2003

         The following table sets forth information concerning all options granted to our officers and directors during the year ended March 31, 2002. No stock appreciation rights ("SAR's") were granted.

Potential Realizable

                                                                                       Value at Assumed
                                                                                     Annual Rates of Stock
                                Total Options                                          Price Appreciation
                  Shares         Granted to                                            for Option Term(2)
                  Underlying    Employees in       Exercise Price  Expiration
Name        Options Granted(1)  Fiscal Year Per      Share          Date                   5%        10%
--------------------------------------------------------------------------------------------------------
Edward Steele     30,000           5.25%          $  14.30           7/15/08

John Klecha       24,000           4.28%          $  14.30           7/15/08

Jack Dromgold     50,000           8.76%          $   8.61           8/14/07

                  50,000             (4)          $   9.00          12/31/08

April Green       20,000(4)        3.50%          $   9.00          12/31/08

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

                                                                 Value of
                                            Number of            Unexercised
                                            Unexercised         In-the-Money
                                            Options at            Options at
                                           Fiscal Year End    Fiscal Year End(2)
                                    ---------   -------------- -----------------
                    Shares Acquired    Value      Exercisable/    Exercisable/
Name of Individual   Upon Exercise  Realized(1)  Unexercisable   Unexercisable

Edward Steele               0               0       352,500/0    $2,251,050/0

John Klecha                 0               0       382,500/0    $2,502,330/0

Jack Dromgold               0               0   50,000/50,000            $0/0

April Green             1,000   $       3,940   26,000/20,000     $ 128,440/0

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

         Yi Ping Chan On March 28, 2003, we entered into a three-year employment agreement with Yi Ping Chan, our Chief Operating Officer. Mr. Chan is entitled to receive bonuses and increases in his annual salary, at the sole discretion of the Company's Board of Directors. We also agreed to grant Mr. Chan options to purchase 150,000 shares of the Company's common stock, of which 50,000 options will vest each year.

          In the event of a termination of her employment following a change of control, Mr. Chan would be entitled to a lump sum payment of 100% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of one year after her termination for cause, Mr. Chan can not directly or indirectly compete with our company in the karaoke industry in the United States.

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

         Mr. Klecha's employment agreement was to expire on May 31, 2003 and would automatically extend for an additional year, until May 31, 2004, unless either party gave written notice at least sixty days prior to the end of the three-year term. We gave Mr. Klecha notice that we would not renew his employment agreement in February 2003. Mr. Klecha resigned as our Chief Operating Officer and President, effective as of May 2, 2003. In connection with his resignation, we entered into a separation and release agreement. Under this agreement, we agreed to provide Mr. Klecha with a severance payment equal to $183,707, which consisted of (i) salary and auto allowance through May 31, 2003,
(ii) four weeks of accrued vacation time, (iii) four months of salary and automobile allowance payments and (iv) seven months COBRA reimbursement payments. In exchange, Mr. Klecha agreed to release the Company from any liability in connection with termination of employment.

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

                                   Number of securities to be      Weighted-average           Number of securities remaining
                                      issued upon exercise          exercise price of          available for future issuance under
                                     or outstanding options,       outstanding options,            equity compensation plans
Plan Category                        warrants and rights           warrants and rights        (excluding securities in column (a))
------------------------------     ---------------------------     ----------------------      -----------------------------------
Equity Compensation
Plans approved by
Security holders                   1,513,250                            $4.38                                   716,975

Equity Compensation Plans
Not approved by Security
Holders                                       0

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

Shares of                                                  Percentage of
Common                                      Common            Common
Name                                        Stock             Stock
-----------------------------------------  ---------------  ---------------
Eddie Steele                               1,102,910(1)       12.77%
Chief Executive Officer
and Chairman of the Board

Y.P. Chan 0(2) * Chief Operating Officer

April Green                                   27,050(3)            *
Chief Financial Officer

Jack Dromgold                                 25,600(4)            *
Executive Vice President

Joseph Bauer                                 968,272(5)       11.69%
Director

Howard Moore                                 388,220(6)        4.07%
Director

Robert Weinberg                               58,300(7)            *
Director

John Klecha                                1,084,600(8)       12.66%
Director

Wellington Management

Company, LLP                                 945,000(9)       11.39%

All Directors and
Executive Officers
as a Group                                 3,654,952(10)      40.10%
---------                                ---------------  ---------------
*  Less than 1%.

(1) Includes 337,500 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 5, 2003.

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

(10) Includes 816,250 shares issuable upon the exercise of stock options that are exercisable within 60 days of July 7, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On or about July 10, 2003, certain officers and directors of our company advanced $1 million to the Company. The officer was Yi Ping Chan and the directors were Jay Bauer and Howard Moore. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. We have not finalized the terms of this management loan. It is presently expected that the loan will be a short-term loan, which will be due on or before October 31, 2003. However, we have not yet determined the interest rate or if any compensation, such as warrants, will be awarded to the management investment group for their loan

         On July 1, 1999, we loaned $55,000 to each of Eddie Steele and John Klecha to purchase 2 units in our private placement. These loans bore interest at the rate of 9% per annum and were due on June 28, 2001. Mr. Klecha and Mr. Steele repaid these loans and all accrued interest in June 2001.

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

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-15(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). In the course of the Evaluation, we identified significant and material weaknesses in our internal disclosure controls and procedures. As a result of certain deficiencies relating to unrecorded liabilities related to income taxes, we needed to restate our financial statements for fiscal 2002 and 2001 to include a higher accrual for income taxes. We performed additional procedures ("Additional Procedures") to supplement our internal controls in order to mitigate the effect of certain weaknesses and deficiencies that had been identified in the Evaluation and to prevent misstatements or omissions in our consolidated financial statements resulting from such factors. Based on the Evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded, as of the Evaluation Date, that the Company's disclosure controls and procedures, including the Additional Procedures, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         We intend to take substantial corrective actions to eliminate weaknesses in our disclosure controls and procedures. We will retain outside professional advisors to review our disclosure controls and procedures and to provide us with a comprehensive action plan to improve this process. As part of this plan, we expect to implement more control policies and procedures and to provide more formalized training of finance, sales and other staff. and will provide our finance staff with more training. We will continue to evaluate and implement corrective actions to improve the effectiveness of our disclosure controls and procedures and will take further actions dictated by such continuing reviews.

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

10.11 Industrial Lease dated March 1, 2002, by and between AMP Properties, L.P. and The Singing Machine Company, Inc. for warehouse space in Compton, California (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB/A filed with the SEC on July 23, 2002).

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

23.1  Consent of Grant, Thornton, LLP*

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

                            THE SINGING MACHINE COMPANY, INC.

Dated: January 3, 2005   By: /s/ Yi Ping Chang
                             ---------------------------------------------------
                             Yi Ping Chang
                             Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                  Capacity                                   Date
---------------------------              -------------------------------            ----------------
/s/ Yi Ping Chan                           Chief Executive Officer                    January 5, 2003
---------------------------
Yi Ping Chang

/s/ Jeffrey Barocas                        Chief Financial Officer                    January 5, 2003
--------------------
Jeffrey Barocas

/s/ Josef A. Bauer                         Director
---------------------------
Josef A. Bauer

/s/ John F. Klecha                         Director
---------------------------
John F. Klecha

/s/ Howard W. Moore                        Director
---------------------------
Howard W. Moore

/s/ Robert J. Weinberg                     Director
---------------------------
Robert J. Weinberg

                The Singing Machine Company, Inc. and Subsidiary

                        Consolidated Financial Statements

                                 March 31, 2003

                        The Singing Machine Company, Inc.
                                 and Subsidiary

                                    Contents

Report from GT 2003
Report reissued from Salberg 2002
Report reissued from Salberg 2001

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

/s/ Grant Thornton LLP

Miami, Florida
June 24, 2003 (except for Note 9, as to which the date is July 8, 2003 and Note 15, as to which the date is July 10, 2003)

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                The Singing Machine Company, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      March 31,
                                                                                             -------------------------
                                                                                                 2003          2002
                                                                                             -----------   -----------
                                                                                                           (restated)
                                                                                                            (Note 3)
                                                        Assets

Current Assets
Cash and cash equivalents                                                                    $   268,265   $ 5,520,147
Restricted cash                                                                                  838,411       513,684
Accounts receivable, less allowance for doubtful accounts of $405,759
in 2003 and $12,022 in 2002                                                                    5,762,944     3,536,903
Due from manufacturer                                                                          1,091,871       488,298
Inventories                                                                                   25,194,346     9,274,352
Prepaid expenses and other current assets                                                      1,449,505       422,314
Deferred tax asset                                                                             1,925,612       191,418
Deposits                                                                                          34,097            --
                                                                                             -----------   -----------
                                                  Total Current Assets                        36,565,051    19,947,116

Property and Equipment, at cost less accumulated depreciation of
$1,472,850 in 2003 and $850,552 in 2002                                                        1,096,423       574,657
                                                                                             -----------   -----------

Other Assets
Other non-current assets                                                                       1,273,820       881,423
                                                                                             -----------   -----------
                                                    Total Other Assets                         1,273,820       881,423
                                                                                             -----------   -----------
                                                          Total Assets                       $38,935,294   $21,403,196
                                                                                             ===========   ===========

                                         Liabilities and Shareholders' Equity

Current Liabilities
Bank overdraft                                                                               $   316,646   $        --
Accounts payable                                                                               8,486,009     1,846,238
Accrued expenses                                                                               1,443,406     1,289,597
Due to related party                                                                             400,000            --
Revolving credit facility                                                                      6,782,824            --
Income taxes payable                                                                           3,821,045     2,041,928
                                                                                             -----------   -----------
                                             Total Current Liabilities                        21,249,930     5,177,763
                                                                                             -----------   -----------

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
shares issued and outstanding                                                                         --            --
Common stock, Class A, $.01 par value;  100,000 shares authorized; no
shares issued and outstanding                                                                         --            --
Common stock, $0.01 par value;  18,900,000 shares authorized;
8,171,678 and 8,020,027 shares issued and outstanding                                             81,717        80,200
Additional paid-in capital                                                                     4,843,430     4,602,828
Retained earnings                                                                             12,760,217    11,542,405
                                                                                             -----------   -----------
                                            Total Shareholders' Equity                        17,685,364    16,225,433
                                                                                             -----------   -----------
                            Total liabilities and shareholders' equity                       $38,935,294   $21,403,196
                                                                                             ===========   ===========

    The accompanying notes are an integral part of these financial statements

                The Singing Machine Company, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                   For the Years Ended
                                              March 31,             March 31,           March 31,
                                                 2003                 2002                2001
                                          -------------------    ----------------   ------------------
                                                                  (as restated)       (as restated)
                                                                     (Note 3)            (Note 3)
Net Sales                             $           95,613,766  $       62,475,753  $        34,875,351

Cost of Sales                                     72,329,035          40,852,840           22,159,051
                                          -------------------    ----------------   ------------------

Gross Profit                                      23,284,731          21,622,913           12,716,300

Operating Expenses
Advertising                                        5,032,367           2,377,638              921,359
Commissions                                          997,529           1,294,543              837,222
Compensation                                       4,095,176           2,486,547            1,916,612
Freight & Handling                                 2,112,435           1,242,910              882,610
Royalty Expense                                    2,257,653           1,862,116              148,643
Selling, general & administrative expenses         7,175,341           4,123,779            2,982,261
                                          -------------------    ----------------   ------------------
Total Operating Expenses                          21,670,501          13,387,533            7,688,707
                                          -------------------    ----------------   ------------------

Earnings from Operations                           1,614,230           8,235,380            5,027,593

Other Income (Expenses)
Other income                                         196,537             215,840               32,617
Interest income                                       11,943              16,934               50,242
Interest expense                                    (406,126)           (112,123)            (424,104)
Stock based guarantee fees                                 -            (171,472)            (267,029)
Factoring fees                                             -                   -             (231,298)
                                          -------------------    ----------------   ------------------
Net Other Expenses                                  (197,646)            (50,821)            (839,572)
                                          -------------------    ----------------   ------------------

Earnings Before Income Tax                         1,416,584           8,184,559            4,188,021

Provision for Income Tax                             198,772           1,895,494              491,744
                                          -------------------    ----------------   ------------------

Net Earnings                          $            1,217,812 $         6,289,065 $          3,696,277
                                          ===================    ================   ==================

Earnings per common share:
              Basic                   $                 0.15  $             0.88  $              0.59
              Diluted                 $                 0.14  $             0.79  $              0.50

Weighted Average Common and Common Equivalent Shares:
              Basic                                8,114,330           7,159,142            6,291,792
              Diluted                              8,931,385           7,943,473            7,457,173

   The accompanying notes are an integral part of these financial statements.

                The Singing Machine Company, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        For the years ended March 31,
                                                                                 --------------------------------------------
                                                                                    2003             2002             2001
                                                                                 ------------    ------------    ------------
                                                                                                  (as restated) (as restated)
                                                                                                       (note 3)      (note 3)
Cash flows from operating activities
     Net earnings                                                                $  1,217,812    $  6,289,065    $  3,696,277
     Adjustments to reconcile net earnings to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                                    622,298         394,456         301,064
     Stock based expenses                                                                  --         171,472         267,029
     Bad debt                                                                         393,737          45,078          85,302
     Provision for inventory losses                                                 3,715,357              --              --
     Deferred tax benefit                                                          (1,734,194)             --              --
     Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts Receivable                                                           (2,619,778)     (2,626,329)       (312,916)
     Due from manufacturer                                                           (603,573)        210,798        (699,096)
     Inventories                                                                  (19,635,351)     (4,460,891)     (3,326,255)
     Prepaid Expenses and other assets                                             (1,453,685)       (444,004)       (394,176)
     Increase (decrease) in:
     Accounts payable                                                               6,639,771       1,364,158         467,491
     Accrued expenses                                                                 153,809         199,445         672,342
     Income taxes payable                                                           1,779,117       1,811,439         479,750
                                                                                 ------------    ------------    ------------
                   Net Cash (Used in) Provided by Operating Activities            (11,524,680)      2,954,687       1,236,812
                                                                                 ------------    ------------    ------------

Cash flows from investing activities
     Restricted cash                                                                 (324,727)       (513,684)             --
     Purchase of property and equipment                                            (1,144,064)       (613,691)       (373,409)
     Proceeds from investment in factor                                                    --         933,407              --
     Proceeds from repayment of related party loans                                        --         125,117         386,261
     Investment in and Advances in unconsolidated subsidiary                               --         298,900        (374,730)
                                                                                 ------------    ------------    ------------
                   Net cash (used in) provided by Investing Activities             (1,468,791)        230,049        (361,878)
                                                                                 ------------    ------------    ------------

Cash flows from financing activities
     Bank overdraft                                                                   316,646              --              --
     Proceeds from revolving credit facility                                       47,825,725      21,856,653         600,000
     Repayments on revolving credit facility                                      (41,042,901)    (21,856,653)       (600,000)
     Proceeds from related party loan                                                 400,000              --              --
     Proceeds from exercise of stock options and warrants                             242,119       1,319,190         580,645
     Due from factor                                                                       --              --        (818,206)
                                                                                 ------------    ------------    ------------
                   Net cash provided by (used in) Financing Activities              7,741,589       1,319,190        (237,561)
                                                                                 ------------    ------------    ------------

(Decrease) increase in cash and cash equivalents                                   (5,251,882)      4,503,926         637,373

Cash and cash equivalents at beginning of period                                    5,520,147       1,016,221         378,848
                                                                                 ------------    ------------    ------------

Cash and cash equivalents at end of period                                       $    268,265    $  5,520,147    $  1,016,221
                                                                                 ============    ============    ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                                           $    406,126    $    112,123    $    424,104
                                                                                 ============    ============    ============
Cash paid during the year for income taxes                                       $     44,400    $    102,415    $     11,994
                                                                                 ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                  Singing Machine Company, Inc. and Subsidiary
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY The


                                         Preferred Stock                   Common Stock
                                   ----------------------------    -----------------------------     Paid in
                                   Shares             Amount         Shares           Amount          Capital
                                   ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2000             1,000,000    $  1,000,000       4,541,430    $     45,414    $  1,703,910

Net earnings                                 --              --              --       3,696,277              --

Conversion of preferred stock        (1,000,000)     (1,000,000)      1,500,000          15,000         985,000

Exercise of warrants                         --              --         570,000           5,700         574,300
Exercise of employee stock
options                                      --              --           2,250              23             622

Cancellation of shares                       --              --         (75,000)           (750)            750
Warrants issued for services and
as loan fees                                 --              --              --              --          38,400
Amortization of deferred
guarantee fees                               --              --              --              --              --
                                   ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2001,
restated                                     --              --       6,538,680          65,387       3,302,982

Net earnings                                 --              --              --              --              --

Exercise of warrants                         --              --         581,100           5,811         584,239
Exercise of employee stock
options                                      --              --         900,525           9,005         720,135
Fractional share adjustment
pursuant to 3:2 stock split                  --              --            (278)             (3)         (4,528)
Amortization of deferred
guarantee fees                               --              --              --              --              --
                                   ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2002,
restated                                     --              --       8,020,027          80,200       4,602,828

Net earnings                                 --              --              --              --              --

Exercise of warrants                         --              --          52,500             525          47,600
Exercise of employee stock
options                                      --              --          99,151             992         193,002
                                   ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2003                    --    $         --       8,171,678    $     81,717    $  4,843,430
                                   ============    ============    ============    ============    ============



                                                    Deferred
                                   Retained         Guarantee
                                   Earnings           Fees              Total
                                 ------------   ------------    ------------

Balance at March 31, 2000        $  1,557,063   $   (400,101)   $  3,906,286

Net earnings                        3,696,277

Conversion of preferred stock              --             --              --

Exercise of warrants                       --             --         580,000
Exercise of employee stock
options                                    --             --             645

Cancellation of shares                     --             --              --
Warrants issued for services and
as loan fees                               --             --          38,400
Amortization of deferred
guarantee fees                             --        228,629         228,629
                                 ------------   ------------    ------------

Balance at March 31, 2001,
restated                            5,253,340       (171,472)      8,450,237

Net earnings                        6,289,065             --       6,289,065

Exercise of warrants                       --             --         590,050
Exercise of employee stock
options                                    --             --         729,140
Fractional share adjustment
pursuant to 3:2 stock split                --             --          (4,531)
Amortization of deferred
guarantee fees                             --        171,472         171,472
                                 ------------   ------------    ------------

Balance at March 31, 2002,
restated                           11,542,405             --      16,225,433

Net earnings                        1,217,812             --       1,217,812

Exercise of warrants                       --             --          48,125
Exercise of employee stock
options                                    --             --         193,994
                                 ------------   ------------    ------------

Balance at March 31, 2003        $ 12,760,217   $         --    $ 17,685,364
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

         The preparation of The Singing Machine's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and The Singing Machine's actual results are subject to the risk factors listed in Item1. Business of the Form 10-K for the year ended March 31, 2003.

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

     Income Taxes. Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At March 31, 2003 and 2002, The Singing Machine had deferred tax assets of $1.75 million and $.45 million, respectively. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. There is no related valuation allowance at March 31, 2003 and 2002.

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

         The Company effectively repatriated approximately $5.6 million, $5.7 million and $0 from its foreign operations in 2003, 2002 and 2001, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the Company's foreign subsidiaries of approximately $3.6 million at March 31, 2003 and $1.9 million at March 31, 2002, as it is anticipated that such earnings would be permanently reinvested in their respective operations.

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

Foreign Currency Translation

         The functional currency of the Company's Hong Kong Subsidiary is the local currency. The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidate statements of earnings and were not material during the periods presented. The effect of exchange rate changes on cash at March 31, 2003, 2002 and 2001 were not material.

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

                               2003                  2002
-------------------------------------------------------------
Finished goods            $  27,807,763          $ 7,476,237
Inventory in transit          1,101,940            1,798,115
Less Inventory reserve       (3,715,357)                  --
                           ---------------        -----------
Total Inventory           $  25,194,346          $ 9,274,352
                           =============          ===========

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

Due to Related Party

         Due to related party on the balance sheet includes amounts due to a director of the Company. These amounts are unsecured and non-interest bearing.

Revenue Recognition

         Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of a provision for actual and estimated future returns, discounts and volume rebates. The provision for actual and estimated sales returns for fiscal year ended March 31, 2003, 2002 and 2001, was $9.9 million, $6.3 million and $2.9 million, respectively. The total returns represents 10.4%, 10.0% and 8.4% of the net sales for fiscal year ended March 31, 2003, 2002 and 2001, respectively.

Due From Manufacturer

         The Company's Hong Kong Subsidiary operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company. A manufacturer affiliated with a former director of the Company credited the Company for returns of machines to the factory for rework. The credit received for the returns of the machine were $449,411, $640,801 and $0 for the year ended March 31, 2003, 2002 and 2001. The manufacturer also credited the Company $740,940 for volume incentive rebates on purchases in fiscal 2003, which was recorded as reduction of the cost of good sold. There is no volume incentive rebates for the previous years. The balance as of March 31, 2003 and 2002 were $1,091,871 and $488,298.

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

         Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with Statement of Financial Accounting Standards (SFAS) No 123, "Accounting for Stock Based Compensation" (Statement No. 123). The Company's net earnings would have been changed to the pro-forma amounts indicated below for the years ended March 31:

                                                       2003            2002            2001
                                                                        (as restated)    (as restated)
Net earnings                           As reported         $1,217,812      $6,289,065       $3,696,277
                                       Pro forma         ($1,563,156)      $6,173,576       $3,696,277
Net earnings per share - basic         As reported              $0.15           $0.88            $0.59
                                       Pro forma              ($0.20)           $0.86            $0.59
Net earnings per share - diluted       As reported              $0.14           $0.79            $0.50
                                       Pro forma              ($0.18)           $0.78            $0.50

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

                  Fiscal 2001: no options were issued; therefore there would be no change in net earnings

Advertising

         Costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company had entered the cooperative advertising agreements with its major clients, which specifically indicated that the client have to spend the cooperative advertising fund in mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local news paper and other advertising media. The client must submit the proof of the performance (such as copy of the advertising show the Registrant product) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program, and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2003, 2002 and 2001 was $5,032,367, $2,377,638 and $921,359, respectively.

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

         The following table presents a reconciliation of basic and diluted earnings per share:

                                                                  2003                  2002                    2001
                                                                                   (as restated)           (as restated)
Net earnings                                                    $1,217,812            $6,289,065              $3,696,277
Income available to common shares                               $1,217,812            $6,289,065              $3,696,277
Weighted average shares outstanding - basic                      8,114,330             7,159,142               6,291,792
Earnings per share - Basic                                           $0.15                 $0.88                   $0.59
                                                          =================     =================       =================

Income available to common shares                               $1,217,812            $6,289,065              $3,696,277
Weighted average shares outstanding - basic                      8,114,330             7,159,142               6,291,792
Effect of dilutive securities:
Stock options                                                      817,055               784,331               1,127,555
Warrants                                                                --                    --                  37,826
                                                          -----------------     -----------------       -----------------
Weighted average shares outstanding - diluted                    8,931,385             7,943,473               7,457,173
Earnings per share - Diluted                                         $0.14                 $0.79                   $0.50
                                                          =================     =================       =================

         In 2003, 2002 and 2001, 90,000, 0 and 2,529,000 common stock equivalents (as restated for the 3 for 2 stock split) with exercise price greater than $10.66 in 2003 and $4.11 in 2001 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

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

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS 143"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net earnings of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information. The Singing Machine currently accounts for its stock-based compensation awards to employees and directors, under accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Singing Machine currently intends to continue to account for its stock-based compensation awards to employees and directors using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN 46 in 2003. The Company does not anticipate that the adoption of FIN 46 will have a material effect on the Company's financial statement presentation or disclosures.

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

         On March 14, 2003, the Company was notified of its violation of the net worth covenant of its Loan and Security Agreement (the "Agreement") with its commercial lender and the Company was declared in default under the Agreement. The lender amended the Agreement on June 30, 2003 but did not waive the condition of default. This condition of default raises substantial doubt about the Company's ability to continue as a going concern.

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

With regard to taxation in Hong Kong, the Company's subsidiary had previously applied for a Hong Kong offshore claim income tax exemption based on the locality of profits of the Hong Kong subsidiary. Management believed that the exemption would be approved because the source of all profits of the Hong Kong subsidiaryis from exporting to customers outside of Hong Kong. Accordingly, no provision for income taxes was provided in the consolidated financial statements as of March 31, 2002 and 2001. However, full disclosure was previously reflected in the audited financial statements for years ended March 31, 2002 and 2001 of the estimated amount that would be due to the Hong Kong tax authority should the exemption be denied. Management is continuing its exemption application process. However, due to the extended period of time that the application has been outstanding, as well as management's reassessment of the probability that the application will be approved, management has determined to restate the 2002 and 2001 consolidated financial statements to provide for such taxes. The effect of such restatement is to increase income tax expense by $748,672 and $468,424 in fiscal year 2002 and 2001, respectively. However, the Company can claim United States foreign tax credits in 2002 for these Hong Kong taxes, which is reflected in teh final restated amounts.

With regard to United States taxation of foreign income, the Company had originally taken the position that the foreign income of the Hong Kong subsidiary qualified for a deferral under the Internal Revenue Code allowing for such income to be indefinitely deferred and not taxed in the United States until such income is repatriated. Full disclosure of the amount and nature of the indefinite deferral for fiscal year 2002 was reflected in the income tax footnote of the consolidated financial statements for that year. The internal revenue code, regulations and case law regarding international income taxation is quite complex and subject to interpretation. Each case is determined based on the individual facts and circumstances. Due to certain inter-company loans made in 2002 and 2003, the profits previously considered to be indefinitely deferred became partially taxable as "deemed dividends" under section 96 of the Internal Revenue Code. Although certain arguements against the imposition of a "deemed dividend" may be asserted, management has determined to restate the fiscal year 2002 consolidated financial statements based on its reassessment of its original position. The effect of such restatement is to increase income tax expense by $1,027,545 in fiscal year 2002, which includes the utilization of the foreign tax credits referred to above.

The net efffect of the above two adjustments is to decrease net income by $1,776,217 and $468,424 in fiscal 2002 and 2001. The net effect on net income per share is to decrease net income per share basic and diluted by $0.25 and $0.23, respectively in fiscal 2002 and decrease net income per share basic and diluted by $0.07 and $0.06, respectively in fiscal 2001.

          In September, 2004, the management revised the cash flow for the period ending March 31, June 30, September 30, and December 31, 2003. The amendments are related to the reclassification of the "Restricted Cash" and "Bank Overdraft". There is no effect to the Statement of Operations. The following table shows the reclassification of the cash flow:

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 COMPRESSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  (UNAUDITED EXCEPT FOR PERIOD ENDING 03/31/03)

                                                                                  For Period Ending
                                                            --------------------------------------------------------------------
                                                                03/31/03           03/31/03         06/30/03         06/30/03
                                                             ----------------  -----------------  --------------   -------------
                                                               As reported        As amended       As reported      As amended
                                                             ----------------  -----------------  --------------   -------------
Cash flows from operating activities
      Net Income                                            $      1,217,812  $       1,217,812  $   (2,317,352) $   (2,317,352)

             Net Cash Used in Operating Activities               (11,532,761)       (11,524,680)        (10,948)        282,757
                                                             ----------------  -----------------  --------------   -------------

Cash flows from investing activities
             Net cash used in Investing Activities                (1,144,064)        (1,468,791)       (299,186)       (322,897)
                                                             ----------------  -----------------  --------------   -------------

Cash flows from financing activities

             Net cash provided by Financing Activities             7,424,943          7,741,589         128,282        (141,712)
                                                             ----------------  -----------------  --------------   -------------

Decrease in cash and cash equivalents                             (5,251,882)        (5,251,882)       (181,852)       (181,852)

Cash and cash equivalents at beginning of period                   5,520,147          5,520,147         268,265         268,265
                                                             ----------------  -----------------  --------------   -------------

Cash and cash equivalents at end of period                  $        268,265  $         268,265  $       86,413  $       86,413
                                                             ================  =================  ==============   =============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                      $        406,126  $         406,126  $      188,469  $      188,469
                                                             ================  =================  ==============   =============
Cash paid during the year for income taxes                  $        153,849  $         153,849  $            -  $            -
                                                             ================  =================  ==============   =============

  `                                                                                  For Period Ending
                                                            --------------------------------------------------------------------
                                                                09/30/03           09/30/03         12/31/03         12/31/03
                                                             ----------------  -----------------  --------------   -------------
                                                             As reported       As amended         As reported      As amended
                                                             ----------------  -----------------  --------------   -------------
Cash flows from operating activities
      Net Income                                            $     (2,974,021)$       (2,974,021)$   (13,424,622)$   (13,424,622)

             Net Cash Used in Operating Activities                (4,678,328)        (4,380,280)     (4,998,092)     (4,998,092)
                                                             ----------------  -----------------  --------------   -------------

Cash flows from investing activities
             Net cash used in Investing Activities                  (157,178)          (186,370)       (434,065)       (462,067)
                                                             ----------------  -----------------  --------------   -------------

Cash flows from financing activities

             Net cash provided by Financing Activities             5,673,244          5,404,388       5,399,850       5,427,852
                                                             ----------------  -----------------  --------------   -------------

Decrease in cash and cash equivalents                                837,738            837,738         (32,307)        (32,307)

Cash and cash equivalents at beginning of period                     268,265            268,265         268,265         268,265
                                                             ----------------  -----------------  --------------   -------------

Cash and cash equivalents at end of period                  $      1,106,003 $        1,106,003 $       235,958 $       235,958
                                                             ================  =================  ==============   =============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                      $        350,192 $          350,192 $       591,817 $       591,817
                                                             ================  =================  ==============   =============
Cash paid during the year for income taxes                  $        205,000 $          205,000 $       205,000 $       205,000
                                                             ================  =================  ==============   =============

Note 4 - Accounts Receivable and Factor Agreement

         During 2001, the Company sold certain trade accounts receivable, primarily without recourse, pursuant to a factoring agreement. The Sales is treated as a Sale of receivable under SFAS 125. Since they were transferred without recourse and the Company surrendered the control of such transferred accounts. The Company terminated the factoring agreement in April 2001 upon obtaining a new Loan and Security Agreement with a commercial lender. (See Note
8) For the year ending March 31, 2001, the Company incurred $429,509 in factoring fees and interest. The portion representing factor interest expense was $198,208 of the $429,506.

         During 2000, two officers of the Company entered into guarantee agreements related to the factor agreement resulting in deferred guarantee fees of $400,101, which was being amortized over the term of the factor agreement, which expired on December 31, 2001. Upon termination of the factor agreement, the unamortized deferred guarantee fees of $171,472 were charged to operations as amortization in fiscal 2002 and 2001.

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

Note 6 - Property and Equipment

      A summary of property and equipment at March 31, 2003 and 2002 is as follows:

|                                          Useful Lives           2003              2002

Computer and office equipment            5 years               $313,221         $ 230,025
Furniture and fixtures                   5 - 7 years            341,777           106,164
Leasehold improvements                        *                 110,841            62,483
Molds and tooling                        3 years              1,803,434         1,022,900
                                                          --------------    --------------
                                                              2,569,273         1,421,572
Less:  accumulated depreciation                             (1,472,850)         (846,915)
                                                          --------------    --------------
Total net property and equipment                             $1,096,423          $574,657
                                                          ==============    ==============

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

Note 8 - Loans and Letters of Credit

Credit Facility

         On May 19, 1999, as amended on February 14, 2000, the Company, through its Hong Kong Subsidiary, obtained a credit facility of $500,000 from a Hong Kong subsidiary of a Belgian bank. This facility is a revolving line of credit based upon drawing down a maximum of 15% of the value of related export letters of credit with Belgian Bank. There is no expiration date to this agreement, except that Belgian Bank reserves the right to revise the terms and conditions at the Bank's discretion. The cost of this credit facility is the U.S. Dollar prime rate plus 1.25%. The rate for this credit facility at March 31, 2003 was 5.5%. Repayment of principal plus interest shall be made upon negotiation of the export letters of credit, but not later than 90-days after the advance. As of March 31, 2003 and 2002, there was no outstanding balance or availability under this credit facility.

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

         The Agreement contains a financial covenant stipulating a minimum tangible net worth of $30,000,000 as of December 31, 2002 with escalations as defined in the Agreement. On March 15, 2003, the lender notified the Company that they are in default of this covenant and the agreement. The balance outstanding at March 31, 2003 was $6,782,824 and was classified as a current liability under revolving credit facility on the balance sheet. At March 31, 2003, the Company was overadvanced under the agreement by approximately $3 million. The June 30, 2003 amendment gave the Company an additional $4.5 million in availability which gave the Company working capital and cured the overadvance.

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

         Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2003 are as follows:

  ---------------------- -------------------- -- -----------------------
                           Property Leases          Equipment Leases
  ---------------------- -------------------- -- -----------------------
  Year ending March 31:
  ---------------------- -------------------- -- -----------------------
                   2004           $1,330,158                    $46,525
  ---------------------- -------------------- -- -----------------------
                   2005              924,338                     19,965
  ---------------------- -------------------- -- -----------------------
                   2006              517,071                     10,322
  ---------------------- -------------------- -- -----------------------
                   2007              495,545                      7,969
  ---------------------- -------------------- -- -----------------------
                   2008              371,659                      1,235
  ---------------------- -------------------- -- -----------------------
                                  $3,638,771                    $86,016
  ---------------------- ==================== -- =======================

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
      ---------- ----------------------------- --------------------------

Guarantee Fees

         During the year ended March 31, 2000, the Company issued 525,000 shares of common stock to two officers of the Company in exchange for guarantees related to the Company's factor agreement, and letter of credit agreement. These guarantee fees totaled $590,625 and were amortized over a period of 31 months. For the years ended March 31, 2002 and 2001 $171,472 and $228,629 of deferred fees were charged to operations included in stock based guarantee fees, respectively. There were no remaining deferred guarantee fees at March 31, 2002.

         During the year ended March 31, 2001, the Company issued 37,500 common stock options for services and 45,000 common stock warrants to two investors as loan fees. The fair market value of the options totaling $38,400 was charged to operations included in stock based guarantee fees. There were no transactions made in fiscal 2002 and 2003.

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

         The exercise price of common stock option issuances in 2003 and 2002 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in 2003 or 2002. A summary of the options issued as of March 31, 2003, 2002 and 2001 and changes during the years is presented below:

                                    Number of   Weighted       Number of    Weighted       Number of    Weighted
                                     Options    Average                     Average                     Average
                                       and      Exercise      Options and   Exercise      Options and   Exercise
                                    Warrants      Price         Warrants      Price         Warrants      Price
Fiscal Year                                 2003                       2002                        2001
Stock Options:
                                                     $2.11                      $1.31                       $0.67
Balance at beginning of period       1,094,475                   2,433,300                   1,593,300
                                                     $7.88                      $3.92                       $2.01
Granted                                567,000                      82,800                   1,245,750
                                                     $1.63                      $0.87                       $0.84
Exercised                            (143,725)                 (1,406,625)                   (371,250)
                                                     $2.04                      $2.04                       $0.92
Forfeited                              (4,500)                    (15,000)                    (34,500)
                                   ------------               -------------               -------------
Balance at end of period                             $4.43                      $2.11                       $1.31
                                     1,513,250                   1,094,475                   2,433,300
                                   ============               =============               =============
Options exercisable at end of          976,250       $2.45         647,738      $2.11        1,435,050      $0.70
period
                                   ============               =============               =============
Weighted average fair value of                       $8.19                      $1.54                       $0.85
options granted during the period
------------------------------------------------------------------------------------------------------------------

      The following table summarizes information about employee stock options and consultant warrants outstanding at March 31, 2003:

 Range of Exercise    Number Outstanding at       Weighted Average       Weighted Average    Number Exercisable at  Weighted Average
                                          Remaining Contractual
  Price              March 31, 2003                Life              Exercise Price        March 31, 2003         Exercise Price
          $1.11                  58,500                      1.24               $1.11                   58,500               $1.11
          $2.04                 785,300                      3.67               $2.04                  785,300               $2.04
$3.27 -   $4.23                 102,450                      3.20               $3.83                  102,450               $3.83
$5.60 -   $7.26                 190,000                      5.69               $6.70                        0               $0.00
 $8.61 - $11.09                 377,000                      6.76               $9.45                   30,000              $11.09
                 -----------------------                                               ------------------------
                              1,513,250                                                                976,250
                 =======================                                               ========================

Note 10 - Royalty Expense

         The Company enters into licensing and royalty agreements with music publishers (the "Licensors") in the normal course of business. In addition, the Company pays royalties under merchandise license agreements. Royalty expense during 2003, 2002 and 2001 was $2,257,653, $1,862,116 and $148,643,
respectively.

Note 11 - Income Taxes

         The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of earnings consisted of the following components for 2003, 2002 and 2001:

                       2003               2002               2001
                                      (as restated)      (as restated)
                                           (Note 3)           (Note 3)
Current:
U.S. Federal           $ 663,816         $1,027,545            $21,320
Foreign                1,230,650            748,672            468,424
State                     38,500            119,277              2,000

Deferred             (1,734,194)                  0                  0

                   --------------    ---------------    ---------------
                       $ 198,772         $1,895,494            $491,744
                   ==============    ===============    ===============

         The Company's Hong Kong subsidiary has applied for a Hong Kong "offshore claim" income tax exemption based on the locality of the profits of the Hong Kong subsidiary. Management believes that since the source of all profits of the Hong Kong subsidiary are from exporting to customers outside of Hong Kong. Although it could be likely that the exemption will be approved, the Parent is accruing for the applicable taxes. Accordingly, the provision for foreign income taxes on the profits of the Hong Kong subsidiary has been provided in the accompanying consolidated financial statements.

         The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2003, 2002 and 2001 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                             2003              2002               2001
                                                        ---------------   ---------------   -----------------
                                                                          (as restated)      (as restated)
                                                                               (Note 3)           (Note 3)
Expected tax expense                                          $481,880        $2,782,750          $1,423,927
State income taxes, net of Federal income tax benefit         (43,204)            78,723                  --
Permanent differences                                           69,114            28,734             (9,775)
Deemed dividend                                              1,011,628         1,027,545
Change in valuation allowance                                       --       (1,059,089)           (609,857)
Tax rate differential on foreign earnings                  (1,326,368)         (812,739)           (517,702)
Other                                                           10,334         (135,571)             181,831
Usage of net operating loss carryforward                       (4,611)                --                  --
                                                        ---------------   ---------------   -----------------
                                    Actual tax expense        $198,772        $1,910,353            $468,424
                                                        ===============   ===============   =================

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2003 and 2002 are as follows:

                                                 2003              2002
                                                              (as restated)
Deferred tax assets:
Inventory differences                          $1,491,021                  --
State net operating loss carryforward            $171,019            $ 89,315
Bad debt reserve                                  137,958               4,087
Reserve for sales returns                         110,303              55,886
Stock based expenses                                   --              13,056
Amortization of reorganization intangible          28,076              36,400
                                             -------------    ----------------
Total Gross Deferred Assets                     1,938,377             198,744
Less valuation allowance                               --                  --
                                             -------------    ----------------
Deferred tax liability                          1,938,377             198,744
Depreciation                                     (12,765)             (7,326)
                                             -------------    ----------------
Net Deferred Tax Asset                         $1,925,612            $191,418
                                             =============    ================

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

Note 12 - Concentrations of Credit Risk, Customers, Suppliers, and Financing

         The Company derives primarily all of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2004, 56% of accounts receivable were due from four customers: two from the U.S. and two International Customers. Accounts receivable from three customers that individually owed over 10% of accounts receivable at March 31, 2004 was 33%, 24% and 10%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

         Revenues derived from five customers in 2004, 2003 and 2002 were 53%, 67% and 77% of revenues, respectively. Revenues derived from two customers in 2004, and three customers in 2003 and 2002, respectively, which individually purchased greater than 10% of the Company's total revenues, were 20%, 12% in 2004, 21%, 17%, and 15% in 2003 and 37%, 28% and 10% in 2002.

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

         During fiscal years 2004, 2003 and 2002, manufacturers in the People's Republic of China (China) accounted for approximately 95%, 94% and 95% respectively of the Company's total product purchases, including all of the Company's hardware purchases.

         The Company finances its sales primarily through a loan facility with one lender. (See Note 9) Although management believes there are other sources available, a loss of the current credit facility could be in the short term, adversely affect operations until an alternate lending arrangement is secured.

         Net sales derived from the Company's Hong Kong based subsidiary aggregated $43,139,241 in 2004, $49,268,836 in 2003 and $27,176,000 in 2002. The
carrying value of net assets held by the Company's Hong Kong based subsidiary was $14,371,588 at March 31, 2004.

Note 13 - Segment Information

         The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary. Sales by customer geographic region for the years ended March 31 were as follows:

SALES:                                        2003                2002               2001
United States                             $76,777,138        $62,333,801         $34,391,540
Asia                                           21,310             49,314                  --
Australia                                     814,334                 --                  --
Canada                                        919,642             47,565              11,420
Central America                                96,836              5,756                  --
Europe                                     15,714,846                 --             433,821
Mexico                                      1,225,111                 --                  --
South America                                  44,549             39,317              38,570
                                      ----------------    ---------------    ----------------
Consolidated Net Sales                    $95,613,766        $62,475,753         $34,875,351
                                      ================    ===============    ================
LONG LIVED ASSETS:
United States operations                     $570,065           $311,590            $355,028
Hong Kong operations                       $1,800,191         $1,144,503            $185,823
Eliminations                                     (13)               (13)                (13)
                                      ----------------    ---------------    ----------------
Consolidated long-lived assets             $2,370,243         $1,456,080            $540,838
                                      ================    ===============    ================

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

Note 15 - Subsequent Events

         As of July 10, 2003, the Company obtained $1 million in subordinated debt financing. On or about July 10, 2003, certain officers and directors advanced $1 million to the Company. The terms of this management loan have not been finalized; however, the Company has immediate use and access to the $1 million in funding. It is presently expected that the loan will be a short-term loan, which will be due on or before October 31, 2003. However, the Company has not yet determined the interest rate or if any compensation, such as warrants, will be awarded to the management investment group for their loan. The Company is also in the process of finalizing a $1 million loan from an outside investment group and hope to close this transaction by July 16, 2003. There can be no assurance that this financing will be completed on time on the terms presently contemplated..

Supplemental Data

Schedule I

Quarterly Financial Data (Unaudited)

         The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2003 and 2002 are set forth in the following table:

                                                                                                  Basic                   Diluted
                                                                                                Earnings                 Earnings
                                                                      Net Earnings             (Loss) Per               (Loss) Per
                               Sales           Gross Profit              (Loss)                   Share                    Share
2003
   First quarter          $    4,151,983      $    1,060,470         $   (1,358,780)       $          (0.17)           $    (0.17)
   Second quarter             32,976,624           9,415,798              4,837,926                    0.60                  0.54
   Third quarter              48,869,776          13,431,356              3,846,894                    0.47                  0.43
   Fourth quarter              9,615,383            (622,893)            (6,108,228)                  (0.75)                (0.66)
                                                                             (1)
              Total       $   95,613,766      $   23,284,731         $    1,217,812        $           0.15            $     0.14
2002 (as restated)
   First quarter          $    5,523,734      $    1,861,088         $     (470,447)       $          (0.07)           $    (0.07)
   Second quarter             15,749,241           5,310,267              1,881,321                    0.25                  0.25
   Third quarter              34,158,513          11,438,583              5,444,081                    0.65                  0.65
   Fourth quarter              7,044,265           3,012,975               (565,890)                  (0.04)                (0.04)
              Total       $   62,475,753      $   21,622,913         $    6,289,065        $           0.79            $     0.79

(1) In the fourth quarter of 2003, the Company took expenses relating to a loss on a guaranteed margin contract, $2.5 million and a reserve for inventory loss of $3.7 million. The guaranteed margin contract reduced sales and the reserve for inventory loss reduced cost of sales.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at        Charged to     Credited to        Balance at
                                                        Beginning of      Costs and      Costs and           End of
                Description                             Period            Expenses        Expenses           Period
Year ended March 31, 2003
Reserves deducted from assets to which
they apply:
      Allowance for doubtful accounts                   $   12,022      $  412,055      $  (18,318)(1)      $  405,759
      Inventory reserves                                $       --      $3,715,357      $        0          $3,715,357

Year ended March 31, 2002
Reserves deducted from assets to which they apply:
      Allowance for doubtful accounts                   $    9,812      $    2,210      $       --          $   12,022
      Inventory reserves                                $       --      $       --      $       --          $       --
Year ended March 31, 2001
Reserves deducted from assets to which they apply:
      Allowance for doubtful accounts                   $       --      $    9,812      $       --          $    9,812
      Inventory reserves                                $       --      $       --      $       --          $       --

     (1) Recoveries of amounts previously written off against the reserve.