Form 10-Q/A
period 2003-06-30
SINGING MACHINE CO INC
filed 2005-01-03
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                  AMENDMENT TO

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

                                    0 - 24968
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                              95-3795478
           (State                                             (I.R.S. Employer
       of Incorporation)                                        I.D. No.)


             6601 LYONS ROAD, BUILDING A-7, COCONUT CREEK, FL 33073
                    (Address of principal executive offices)

                                 (954) 596-1000
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                        NUMBER OF SHARES
                CLASS                             OUTSTANDING ON JULY 30, 2003
 ---------------------------------                ----------------------------
 Common Stock, $0.01 par value                           8,300,178

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 2003 (Unaudited) and March 31, 2003         3

         Consolidated Statements of Operations - Three months ended June 30, 2003
         and 2002 (Unaudited)                                                               4

         Consolidated Statements of Cash Flows - Three months ended June 30, 2003
         and 2002 (Unaudited)                                                               5

         Notes to Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                     12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                         16

Item 4.  Controls and Procedures                                                           22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 23

Item 2.  Changes in Securities                                                             23

Item 3.  Defaults Upon Senior Securities                                                   24

Item 4.  Submission of Matters to a Vote of Security Holders                               24

Item 5.  Other Information                                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                                  24

SIGNATURES                                                                                 25

Exhibit 99(a)

Exhibit 99(b)


   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,       MARCH 31,
                                                                           2003           2003
                                                                        -----------    -----------
                                                                        (unaudited)
                                    ASSETS
CURRENT ASSETS

   Cash and cash equivalents                                            $    86,413    $   268,265
   Restricted Cash                                                          862,122        838,411
   Accounts Receivable, less allowances of $171,411
     and $405,759, respectively                                           4,236,488      5,762,944
   Due from manufacturer                                                     60,272      1,091,871
   Inventories                                                           25,959,760     25,194,346
   Prepaid expense and other current assets                               1,943,844      1,483,602
   Deferred tax asset                                                     1,925,612      1,925,612
                                                                        -----------    -----------
       TOTAL CURRENT ASSETS                                              35,074,511     36,565,051

PROPERTY AND EQUIPMENT, at cost less accumulated
   depreciation of $1,648,369 and $1,472,850, respectively                2,149,919      2,026,252
OTHER NON-CURRENT ASSETS                                                    341,530        343,991
                                                                        -----------    -----------

       TOTAL PROPERTY, EQUIPMENT AND OTHER ASSETS                         2,491,449      2,370,243
                                                                        -----------    -----------

       TOTAL ASSETS                                                     $37,565,960    $38,935,294
                                                                        ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                            46,652        316,646
   Accounts payable                                                     $ 9,785,339    $ 8,486,009
   Accrued expenses                                                       1,231,491      1,443,406
   Due to related party                                                     200,000        400,000
   Notes payable                                                          2,000,000              0
   Revolving credit facility                                              4,903,371      6,782,824
   Income taxes payable                                                   3,823,360      3,821,045
                                                                        -----------    -----------
       TOTAL CURRENT LIABILITIES                                         21,990,213     21,249,930
                                                                        -----------    -----------

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 1,000,000 shares authorized,
     no shares issued and outstanding                                            --             --
   Common stock, Class A, $.01 par value; 100,000 shares authorized;
     no shares issued and outstanding                                            --             --
   Common stock, $0.01 par value; 18,900,000 shares authorized;
     8,300,178 and 8,171,678 shares issued and outstanding                   83,002         81,717
   Additional paid-in capital                                             5,049,880      4,843,430
   Retained earnings                                                     10,442,865     12,760,217
                                                                        -----------    -----------

       TOTAL SHAREHOLDERS' EQUITY                                        15,575,747     17,685,364
                                                                        -----------    -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $37,565,960    $38,935,294
                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                     ------------------------------
                                                        JUNE 30,         JUNE 30,
                                                         2003              2002
                                                     -------------     -----------
                                                     (as restated)
NET SALES                                             $ 7,627,975      $ 4,296,841

COST OF SALES                                           5,901,866        2,990,881
                                                      -----------      -----------

GROSS PROFIT                                            1,726,109        1,305,960

OPERATING EXPENSES
   Advertising                                            270,770          165,765
   Compensation                                         1,111,579          770,898
   Freight & handling                                     225,866          245,490
   Royalty expense                                         83,964           67,830
   Selling, general & administrative expenses           2,168,168        1,389,020
                                                      -----------      -----------

TOTAL OPERATING EXPENSES                                3,860,347        2,639,003
                                                      -----------      -----------

LOSS FROM OPERATIONS                                   (2,134,238)      (1,333,043)

OTHER INCOME (EXPENSES)
   Other income                                             7,669           13,901
   Interest expense                                      (188,468)          (1,549)
   Interest income                                             --           11,604
                                                      -----------      -----------

NET OTHER EXPENSES                                       (180,799)          23,956

NET LOSS BEFORE INCOME TAX                             (2,315,037)      (1,309,087)

INCOME TAX EXPENSE                                          2,315          118,334

NET LOSS                                              $(2,317,352)     $(1,427,421)
                                                      ===========      ===========

LOSS PER SHARE:
   Basic & Diluted                                    $     (0.28)     $     (0.18)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
   Basic & Diluted                                      8,278,469        8,061,277


   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE QUARTER ENDED JUNE 30,
                                                                    -----------------------------
                                                                        2003             2002
                                                                    -----------      ------------
                                                                                     (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $(2,317,352)     $(1,309,087)
   Adjustments to reconcile net loss to net
      cash used in operating activities
     Depreciation and amortization                                      175,519          121,047
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts Receivable                                          1,526,456          924,688
         Due from manufacturer                                                0         (251,909)
         Inventories                                                    266,185       (3,666,981)
         Prepaid Expenses and other assets                             (457,782)          87,483
       Increase (decrease) in:
         Accounts payable                                             1,299,330        2,413,542
         Accrued expenses                                              (211,914)        (784,259)
         Income taxes payable                                             2,315          (58,542)
                                                                    -----------      -----------

            Net Cash used in Operating Activities                       282,757       (2,524,018)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                                      (23,711)               0
   Purchase of property and equipment                                  (299,186)        (612,141)
   Deposit for credit line                                                    0             (650)
                                                                    -----------      -----------

            Net cash used in Investing Activities                      (322,897)        (612,791)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                      (269,994)               0
   Net revolving credit facility                                     (1,879,453)               0
   Payments on related party loan                                      (200,000)               0
   Proceeds from note payable                                         2,000,000
   Proceeds from exercise of stock options and warrants                 207,735           81,785
                                                                    -----------      -----------

            Net cash provided by Financing Activities                  (141,712)          81,785
                                                                    -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (181,852)      (3,055,024)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        268,265        5,520,147
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    86,413      $ 2,465,123
                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                           $   188,469      $     1,549
                                                                    ===========      ===========

   Cash paid during the year for income taxes                       $         0      $    58,542
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

                                                        JUNE 30, 2003  JUNE 30, 2002
                                                        -------------  --------------

Net loss                                  As reported   $ (2,317,352)  $  (1,427,421)
                                          Pro forma     $ (2,518,804)  $  (1,456,293)
Net loss per share - basic & diluted      As reported   $      (0.28)  $       (0.18)
                                          Pro forma     $      (0.30)  $       (0.18)

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

In September, 2004, the management revised the cash flow for the period ended March 31, June 30, September 30, and December 31, 2003. The amendments are related to the reclassification of the "Restrict Cash" and "Bank Overdraft". There is no effect to the Statement of Operations. The following table shows the reclassification of the cash flow:

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 COMPRESSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  (UNAUDITED EXCEPT FOR PERIOD ENDING 3/31/03)

                                                                                 FOR PERIOD ENDING
                                                          ---------------------------------------------------------------
                                                             03/31/03        03/31/03         06/30/03         06/30/03
                                                          ------------     ------------     ------------     ------------
                                                           AS REPORTED      AS AMENDED      AS REPORTED      AS AMENDED
                                                          ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                          $  1,217,812     $  1,217,812     $ (2,317,352)    $ (2,317,352)

             Net Cash Used in Operating Activities         (11,532,761)     (11,524,680)         (10,948)         282,757
                                                          ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Net cash used in Investing Activities          (1,144,064)      (1,468,791)        (299,186)        (322,897)
                                                          ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Net cash provided by Financing Activities       7,424,943        7,741,589          128,282         (141,712)
                                                          ------------     ------------     ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS                       (5,251,882)      (5,251,882)        (181,852)        (181,852)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             5,520,147        5,520,147          268,265          268,265
                                                          ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    268,265     $    268,265     $     86,413     $     86,413
                                                          ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                    $    406,126     $    406,126     $    188,469     $    188,469
                                                          ============     ============     ============     ============
Cash paid during the year for income taxes                $    153,849     $    153,849     $         --     $        --
                                                          ============     ============     ============     ============

  `                                                                              FOR PERIOD ENDING
                                                          ---------------------------------------------------------------
                                                             09/30/03        09/30/03         12/31/03         12/31/03
                                                          ------------     ------------     ------------     ------------
                                                           AS REPORTED      AS AMENDED      AS REPORTED      AS AMENDED
                                                          ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                          $ (2,974,021)    $ (2,974,021)    $(13,424,622)    $(13,424,622)

             Net Cash Used in Operating Activities          (4,678,328)      (4,380,280)      (4,998,092)      (4,998,092)
                                                          ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Net cash used in Investing Activities            (157,178)        (186,370)        (434,065)        (462,067)
                                                          ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Net cash provided by Financing Activities       5,673,244        5,404,388        5,399,850        5,427,852
                                                          ------------     ------------     ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS                          837,738          837,738          (32,307)         (32,307)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               268,265          268,265          268,265          268,265
                                                          ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  1,106,003     $  1,106,003     $    235,958     $    235,958
                                                          ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                    $    350,192     $    350,192     $    591,817     $    591,817
                                                          ============     ============     ============     ============
Cash paid during the year for income taxes                $    205,000     $    205,000     $    205,000     $    205,000
                                                          ============     ============     ============     ============


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

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the first quarter of fiscal 2004 and 2003, the Company issued the following shares of stock upon exercise of outstanding options and warrants.

     JUNE 30,      NUMBER OF SHARES ISSUED    PROCEEDS TO COMPANY
                   -----------------------    -------------------
      2004                128,500                  $207,735
                   -----------------------    -------------------
      2003                 69,000                 $  81,785
                   -----------------------    -------------------

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

The following table presents a reconciliation of basic and diluted earnings per share:

                                                                      JUNE 30,
                                                           -----------------------------
                                                               2003            2002
                                                           -------------   -------------
                                                           (as restated)
Net loss                                                   $ (2,317,352)   $ (1,427,421)
Loss available to common shares                            $ (2,317,352)   $ (1,427,421)
Weighted average shares outstanding - basic & diluted         8,278,469       8,061,277
Loss per share - Basic & Diluted                           $      (0.28)   $      (0.18)

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

NOTE 7 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary. Sales by geographic region for the quarters ended June 30 were as follows:


SALES                                                                   2003          2002
------------------------------------------------------------------- -------------  ------------
United States                                                       $  3,863,002   $ 3,494,039

France                                                                 1,018,046           --

Italy                                                                    792,720           --

United Kingdom                                                         1,532,065       429,496

Other                                                                    422,142       373,306
                                                                    -------------  ------------
   Consolidated Net Sales                                           $  7,627,975   $ 4,296,841
                                                                    =============  ============

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

The Company's commitments for debt and other contractual arrangements are summarized as follows:

                                                                        YEARS ENDING MARCH 31,
                                                    ---------------------------------------------------------------
                                        TOTAL          2004          2005         2006         2007        2008
                                     -------------  ------------   ----------  -----------  -----------  ----------
Merchandise License Guarantee        $  1,595,000   $ 1,395,000    $ 150,000   $   50,000           --           --
                                     -------------  ------------   ----------  -----------  -----------  ----------
Property Leases                      $  3,638,771   $ 1,330,158    $ 924,338   $  517,071   $  495,545   $ 371,659
                                     -------------  ------------   ----------  -----------  -----------  ----------
Equipment Leases                     $     86,016   $    46,525    $  19,965   $   10,322   $    7,969   $   1,235
                                     -------------  ------------   ----------  -----------  -----------  ----------

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

Cash flows provided by operating activities were $282,757 for the quarter ended June 30, 2003. Cash flows were provided by operating activities primarily due to decreases in accounts receivable in the amount of $1.5 million and increases in accounts payable of $1.3 million

Cash used in investing activities for the quarter ended June 30, 2003 was $322,897. Cash used in investing activities primarily resulted from the purchase of fixed assets in the amount of $299,186. The purchase of fixed assets consists of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over five years.

Cash flows used in financing activities were $141,712 for the quarter ended June 30, 2003. This consisted of proceeds from the exercise of options in the amount of $207,735, the payment of the bank in the amount of $269,994, proceed from note payable in the amount of $2,000,000 and the payment of the credit facility in the amount of $1,879,453.

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

      THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

      o Market prices of the securities of companies in the toy and entertainment industry are often volatile. The market prices of our common stock may be affected by many factors, including:

      o our ability to resolve our present liquidity crisis, by extending our credit facility with LaSalle or by finding alternative sources of financing,

      o     our ability to resell our excess inventory as of March 31, 2003;

      o     unpredictable consumer preferences and spending trends;

      o the actions of our customers and competitors (including new product line announcements and introduction;

      o changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer and electronics and toy markets;

      o     regulations affecting our manufacturing operations in China;

      o other factors affecting the entertainment and consumer electronics industries in general; and

      o     sales of our common stock into the public market.

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

                                             NO. OF
                                             OPTIONS       EXERCISE      EXERCISE
 NAME                      GRANT DATE       EXERCISED       PRICE          DATE         PROCEEDS
--------------------    ---------------   -------------  ------------   -----------    -----------
John Steele                9/5/2000          30,000          2.04        4/9/2003        61,200
Allen Schor                9/5/2000           7,500          2.04        4/9/2003        15,300
Alicia Haskamp             9/5/2000           7,500          2.04        4/18/2003       15,300
Alicia Haskamp             9/5/2000          10,000          2.04        4/1/2003        20,400
John Klecha                9/5/2000          58,500          1.11        4/22/2003       64,935
John Klecha                6/25/1999         15,000          2.04        4/22/2003       30,600

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

31(a) Certifying Statement of the Chief Executive Officer pursuant to Section
      302 of the Sarbanes-Oxley Act

31(b) Certifying Statement of the Chief Executive Officer pursuant to Section
      302 of the Sarbanes-Oxley Act

32(a) Certifying Statement of the Chief Financial Officer pursuant to Section
      906 of the Sarbanes-Oxley Act

32(a) Certifying Statement of the Chief Financial Officer pursuant to Section
      906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2003:

                        ITEMS           FINANCIAL STATEMENTS
DATE OF REPORT        REPORTED                 FILED
---------------     --------------     -----------------------

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

                                    THE SINGING MACHINE COMPANY, INC.

                                    Dated January 3, 2005

                                    By: /s/ Jeffrey Barocas
                                    --------------------------------------------
                                    Jeffrey Barocas
                                    Chief Financial Officer

                                    Dated January 3, 2005

                                    By: /s/ Yi Ping Chang
                                    --------------------------------------------
                                    Yi Ping Change
                                    Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  -------------------------------------------------------------------

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