Form 10-Q/A
period 2003-09-30
SINGING MACHINE CO INC
filed 2005-01-03
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                  AMENDMENT TO

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003


                                    0 - 24968
                             Commission File Number


                        THE SINGING MACHINE COMPANY, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


      DELAWARE                                             95-3795478
(State Incorporation)                                 (I.R.S. Employer
                                                                  I.D. No.)

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

                                              NUMBER OF SHARES
                                                 OUTSTANDING
             CLASS                          ON NOVEMBER 10, 2003
---------------------------------        ----------------------------
 Common Stock, $0.01 par value                    8,712,169

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                                                                                PAGE NO.
                                                                                ------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - September 30, 2003 (Unaudited)           3
            and March 31, 2003

         Consolidated Statements of Operations - Three and Six months ended
            September 30, 2003 (unaudited) and 2002(Unaudited, restated).       4

         Consolidated Statements of Cash Flows - Six months ended 5 September
            30, 2003(unaudited)and 2002 (Unaudited,restated).

         Notes to Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition            13
            and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk              26

Item 4.  Controls and Procedures                                                26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      27

Item 2.  Changes in Securities                                                  27

Item 3.  Defaults Upon Senior Securities                                        28

Item 4.  Submission of Matters to a Vote of Security Holders                    28

Item 5.  Other Information                                                      29

Item 6.  Exhibits and Reports on Form 8-K                                       29

SIGNATURES                                                                      31

Exhibits


                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,         MARCH 31,
                                                                                    2003                2003
                                                                               ---------------     ---------------
                                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                   $    1,106,003      $      268,265
   Restricted Cash                                                                    867,603             838,411
   Accounts Receivable, less allowances of $171,411
     and $405,759, respectively                                                    21,131,801           5,762,944
   Due from manufacturer                                                                1,514           1,091,871
   Inventories, net                                                                20,563,086          25,194,346
   Prepaid expense and other current assets                                         1,351,910           1,483,602
   Deferred tax asset                                                               1,925,612           1,925,612
                                                                               ---------------     ---------------
       TOTAL CURRENT ASSETS                                                        46,947,529          36,565,051

PROPERTY AND EQUIPMENT, at cost less
   accumulated depreciation of $1,857,998 and                                       2,007,911           2,026,252
   $1,472,850, respectively
OTHER ASSETS
   Other non-current assets                                                         1,039,594             343,991
                                                                               ---------------     ---------------

       TOTAL ASSETS                                                            $   49,995,034      $   38,935,294
                                                                               ===============     ===============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                              $       47,790      $      316,646
   Accounts payable                                                                15,639,307           8,486,009
   Accrued expenses                                                                 2,839,322           1,443,406
   Subordinated debt-related parties                                                1,100,000             400,000
   Notes payable                                                                      637,122                  --
   Revolving credit facility                                                        6,513,411           6,782,824
   Income taxes payable                                                             2,635,047           3,821,045
                                                                               ---------------     ---------------
       TOTAL CURRENT LIABILITIES                                                   29,411,999          21,249,930

LONG TERM LIABILITIES
   Convertible debentures, net of discount                                            595,423                   --
                                                                               ---------------     ---------------

TOTAL LIABILITIES                                                                  30,007,422          21,249,930

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value;
     1,000,000 shares authorized,
     no shares issued and outstanding                                                      --                  --
   Common stock, Class A, $.01 par value;
     100,000 shares authorized;
     no shares issued and outstanding                                                      --                  --
   Common stock, $0.01 par value;
     18,900,000 shares authorized; 8,712,169 and
     8,171,678 shares issued and outstanding                                           87,122              81,717
Additional paid-in capital                                                         10,114,294           4,843,430
Retained earnings                                                                   9,786,196          12,760,217
                                                                               ---------------     ---------------

       TOTAL SHAREHOLDERS' EQUITY                                                  19,987,612          17,685,364
                                                                               ---------------     ---------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   49,995,034      $   38,935,294
                                                                               ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 ----------------------------  -----------------------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                                     2003           2002           2003           2002
                                                 -------------  -------------  -------------  --------------
                                                                (as restated)                 (as restated)
NET SALES                                        $ 31,984,251   $ 32,269,779   $ 39,364,117   $  36,256,025

COST OF SALES                                      28,180,712     24,367,626     34,166,542      27,526,988
                                                 -------------  -------------  -------------  --------------

GROSS PROFIT                                        3,803,539      7,902,153      5,197,575       8,729,037

OPERATING EXPENSES
   Compensation                                     1,343,812        799,406      2,455,391       1,570,304
   Freight & handling                                 495,955        598,222        721,821         661,276
   Selling, general & administrative
     expenses                                       3,216,310      1,600,913      5,407,139       2,869,709
                                                 -------------  -------------  -------------  --------------

TOTAL OPERATING EXPENSES                            5,056,077      2,998,541      8,584,351       5,101,289
                                                 -------------  -------------  -------------  --------------

(LOSS) EARNINGS FROM OPERATIONS                    (1,252,538)     4,903,612     (3,386,776)      3,627,748

OTHER INCOME (EXPENSES)
   Other income (expenses)                            (90,649)       144,119        (82,980)        163,564
   Interest expense                                  (318,895)      (109,344)      (507,363)       (122,509)
   Interest income                                         --            339             --          11,943
                                                 -------------  -------------  -------------  --------------

NET OTHER (EXPENSES) INCOME                          (409,544)        35,114      (590,343)          52,998

 NET (LOSS) EARNINGS BEFORE
   INCOME TAX                                      (1,662,082)     4,938,726     (3,977,119)      3,680,746

INCOME TAX (BENEFIT) EXPENSE                       (1,005,413)     1,111,364     (1,003,098)        993,030

NET (LOSS) EARNINGS                              $   (656,669)  $  3,827,362   $ (2,974,021)  $   2,687,716
                                                 =============  =============  =============  ==============

(LOSS) EARNINGS PER SHARE:
   Basic                                         $      (0.08)  $       0.47   $      (0.35)  $        0.33
   Diluted                                       $      (0.08)  $       0.43   $      (0.35)  $        0.30

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING:
   Basic                                            8,490,658      8,119,026      8,389,165       8,090,102
   Diluted                                          8,490,658      8,881,970      8,389,165       8,899,023

   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                       2003            2002
                                                                                   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) earnings                                                             $  (2,974,021)  $   2,687,717
   Adjustments to reconcile net (loss) earnings to net cash
    used in operating activities
     Depreciation and amortization                                                       466,301         289,134
     Non-cash interest expense, related to convertible debt                              157,172               --
     Stock compensation expense                                                          511,933               --
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts Receivable                                                           (15,368,857)    (10,846,197)
       Due from manufacturer                                                           1,090,357         477,531
       Inventories                                                                     4,631,260     (22,108,034)
       Prepaid Expenses and other assets                                                  83,557         154,594
     Increase (decrease) in:
       Accounts payable                                                                7,153,298      16,400,765
       Accrued expenses                                                                1,054,718         971,539
       Income taxes payable                                                           (1,185,998)        923,029
                                                                                   --------------  --------------

         Net Cash Used in Operating Activities                                        (4,380,280)    (11,049,922)
                                                                                   --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                                                       (29,192)     (1,002,982)
   Purchase of property and equipment                                                   (157,178)     (1,003,832)
                                                                                   --------------  --------------

         Net cash used in Investing Activities                                          (186,370)     (2,006,814)
                                                                                   --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank Overdraft                                                                       (268,856)              --
   Net revolving credit facility                                                     (28,902,525)     21,665,040
   Repayments from revolving credit facility                                          28,633,112     (13,621,768)
   Proceeds from issuance of convertible debt                                          4,000,000               --
   Payment of financing fees related to convertible debt                                (255,000)              --
   Proceeds from related party loan, net                                                 700,000               --
   Proceeds from note payable                                                            637,122               --
   Proceeds from exercise of stock options and warrants                                  860,535         151,753
                                                                                   --------------  --------------

         Net cash provided by Financing Activities                                     5,404,388       8,195,025
                                                                                   --------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    837,738      (4,861,711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         268,265       5,520,147
                                                                                   --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   1,106,003   $     658,436
                                                                                   ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
   Interest                                                                        $     350,192   $      57,383
                                                                                   ==============  ==============

   Income Taxes                                                                    $     205,000   $      51,107
                                                                                   ==============  ==============

NON-CASH FINANCING ACTIVITIES
   Interest expense associated with discounts for warrants
    and beneficial conversion of convertible debentures                            $     157,172   $           --
                                                                                   ==============  ==============

   Expense associated with stock based compensation                                $     511,933   $           --
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

                                       SEPTEMBER 30,       MARCH 31,
                                           2003              2003
                                     ------------------  --------------

          Finished goods             $      22,084,376   $  27,807,763
          Inventory in transit                 834,055       1,101,940
          Less Inventory reserve            (2,355,345)     (3,715,357)
                                     ------------------  --------------

          Total Inventory            $      20,563,086   $  25,194,346
                                     ==================  ==============

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


                                                       FOR THE THREE MONTHS       FOR THE SIX MONTHS ENDED
                                                              ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                     -------------------------    -------------------------
                                                        2003          2002           2003          2002
                                                     -----------   -----------    -----------   -----------

          Net loss                    As reported    $ (656,669 )  $3,827,362     $(2,974,021)  $ 2,687,716
                                      Pro forma      $ (858,121 )  $3,798,490     $(3,376,925)  $ 2,629,972
          Net (loss) earnings per
             share - basic            As reported    $    (0.08 )  $     0.47     $    (0.35 )  $     0.33
                                      Pro forma      $    (0.10 )  $     0.47     $    (0.40 )  $     0.33
          Net (loss) earnings per
             share -diluted           As reported    $    (0.08 )  $     0.43     $    (0.35 )  $     0.30
                                      Pro forma      $    (0.10 )  $     0.43     $    (0.40 )  $     0.30
          Stock based compensation                   $  511,933             --     $  511,933             --

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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 COMPRESSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  (UNAUDITED EXCEPT FOR PERIOD ENDING 03/31/03)

                                                                                     FOR PERIOD ENDING
                                                            ---------------------------------------------------------------
                                                               03/31/03        03/31/03        06/30/03        06/30/03
                                                             --------------  --------------  --------------  --------------
                                                               AS REPORTED     AS AMENDED      AS REPORTED    AS AMENDED
                                                             --------------  --------------  --------------  --------------
Cash flows from operating activities
      Net Income                                             $   1,217,812   $   1,217,812   $  (2,317,352)  $  (2,317,352)

             Net Cash Used in Operating Activities             (11,532,761)    (11,524,680)        (10,948)        282,757
                                                             --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Net cash used in Investing Activities              (1,144,064)     (1,468,791)       (299,186)       (322,897)
                                                             --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Net cash provided by Financing Activities           7,424,943       7,741,589         128,282        (141,712)
                                                             --------------  --------------  --------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                           (5,251,882)     (5,251,882)       (181,852)       (181,852)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,520,147       5,520,147         268,265         268,265
                                                             --------------  --------------  --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     268,265   $     268,265   $      86,413   $      86,413
                                                             ==============  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                       $     406,126   $     406,126   $     188,469   $     188,469
                                                             ==============  ==============  ==============  ==============
Cash paid during the year for income taxes                   $     153,849   $     153,849   $           -   $           -
                                                             ==============  ==============  ==============  ==============

                                                                                      FOR PERIOD ENDING
                                                             ---------------------------------------------------------------
                                                               09/30/03        09/30/03        12/31/03        12/31/03
                                                             --------------  --------------  --------------  --------------
                                                              As reported      As amended      As reported     As amended
                                                             --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                             $   (2,974,021) $   (2,974,021) $ (13,424,622)  $ (13,424,622)

             Net Cash Used in Operating Activities              (4,678,328)     (4,380,280)     (4,998,092)     (4,998,092)
                                                             --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Net cash used in Investing Activities                (157,178)       (186,370)       (434,065)       (462,067)
                                                             --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Net cash provided by Financing Activities           5,673,244       5,404,388       5,399,850       5,427,852
                                                             --------------  --------------  --------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                              837,738         837,738         (32,307)        (32,307)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   268,265         268,265         268,265         268,265
                                                             --------------  --------------  --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   1,106,003   $   1,106,003   $     235,958   $     235,958
                                                             ==============  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                       $     350,192   $      350,192  $      591,817  $      591,817
                                                             ==============  ==============  ==============  ==============
Cash paid during the year for income taxes                   $     205,000   $     205,000   $      205,000  $      205,000
                                                             ==============  ==============  ==============  ==============

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

One facility has a maximum credit available of $5.5 million U.S. dollars. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

      o     Overdraft facilities

      o Issuance and negotiation of letters of credit, both regular and discrepant

      o     Trust receipts

      o     A Company credit card

The second facility is primarily for the guarantee and clearance ofcustomer's letters of credit.

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

                         NUMBER OF
                           SHARES
SEPTEMBER 30,              ISSUED             PROCEEDS TO COMPANY
                      -----------------       --------------------

2004                      320,000                  $652,800
                      -----------------       --------------------

2003                        34,350                 $  70,074
                      -----------------       --------------------

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

The following table presents a reconciliation of basic and diluted earnings per share:

                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS ENDED
                                                    ENDED SEPTEMBER 30,              SEPTEMBER 30,
                                                 ---------------------------  ----------------------------
                                                    2003           2002           2003           2002
                                                 ------------   ------------  -------------  -------------
                                                                (as restated)                (as restated)
          Net (loss) income                      $  (656,669)   $ 3,827,362   $ (2,974,021)  $  2,687,716
          Loss available to common shares        $  (656,669)   $ 3,827,362   $ (3,562,486)  $  2,687,716
          Weighted average shares
             outstanding - basic                   8,490,658      8,119,028      8,389,165      8,090,102

          Weighted average shares
             outstanding - diluted                 8,490,658      8,881,970      8,389,165      8,899,023
          Loss per share - Basic                 $     (0.08)   $      0.47   $      (0.35)  $       0.33
                                                 ============   ============  =============  =============

          Loss per share -Diluted                $     (0.08)   $      0.43   $      (0.35)  $       0.30
                                                 ============   ============  =============  =============

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

NOTE 9 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary. Sales by geographic region for the quarters ended September 30 were as follows:

                                             FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                            -----------------------------   -----------------------------
                                                2003            2002            2003           2002
                                            --------------  -------------   -------------  --------------

          SALES:
          United States                     $  17,690,952   $ 25,912,078    $ 21,553,954   $  29,261,287
          Australia                               310,579        242,652         310,579         242,652
          Europe                               14,467,066      6,371,304      17,809,897       6,800,800
          Other                                   382,979        251,549         805,121         624,855
          Less: Advertising                      (867,325)      (507,804)     (1,115,434)       (673,569)
                                            --------------  -------------   -------------  --------------

          Consolidated Net Sales            $  31,984,251   $ 32,269,779    $ 39,364,117   $  36,256,025
                                            ==============  =============   =============  ==============

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

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

     (viii)Various other smaller expenses, such as courier service, office supplies, travel and others contributed to the remainder of the increase which was $40,000.

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

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2002

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

The Company's commitments for debt and other contractual arrangements are summarized as follows:

                                                                       YEARS ENDING MARCH 31,
                                                   ----------------------------------------------------------------
                                        TOTAL          2004         2005         2006         2007         2008
                                     ------------  -------------  ----------   ----------  -----------  -----------

Merchandise License Guarantee        $ 1,595,000   $  1,395,000   $ 150,000    $  50,000           --           --
                                     ------------  -------------  ----------   ----------  -----------  -----------

Property Leases                      $ 3,638,771   $  1,330,158   $ 924,338    $ 517,071   $  495,545   $  371,659
                                     ------------  -------------  ----------   ----------  -----------  -----------

Equipment Leases                     $    86,016   $     46,525   $  19,965    $  10,322   $    7,969   $    1,235
                                     ------------  -------------  ----------   ----------  -----------  -----------

Revolving Credit Facility            $ 6,513,411   $  6,513,411          --           --           --           --
                                     ------------  -------------  ----------   ----------  -----------  -----------

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

Cash flows used in operating activities were $4,380,280 for the six months ended September 30, 2003. Cash flows were used in operating activities primarily due to increases in accounts receivable in the amount of $15.4 million, increases in accounts payable of $7.1 million and decreases in existing inventory of $4.6 million.

Cash used in investing activities for the six months ended September 30, 2003 was $186,370. Cash used in investing activities resulted from the purchase of fixed assets in the amount of $157,178. The purchase of fixed assets consists of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over five years.

Cash flows provided by financing activities were $5,404,388 for the six months ended September 30, 2003. This consisted of proceeds from the exercise of options in the amount of $860,535. The Company also issued convertible debentures with attached warrants. This transaction resulted in a net increase of $4 million. The Company received subordinated debt of $1 million from insiders in July of 2003 and paid $300,000 to a director who had previously loaned money to the Company on a short term basis. Our short term note payable with a bank had been reduced to $637,122 by September 30, 2003. The remainder of cash provided from financing activities was provided by net borrowings on the credit line at LaSalle National Bank in the amount of $267,000 to fund ongoing operations.

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

      OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUT TVV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY

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

                                                      NO. OF
                                                     OPTIONS           EXERCISE         EXERCISE
 NAME                             GRANT DATE         EXERCISED           PRICE            DATE           PROCEEDS
--------------------------      -------------       -----------       ----------      -----------      -------------
John Klecha                                          102,700            2.04           7/26/03          $ 209,508
Terry Garcia                                          45,000            2.04           7/25/03          $  91,800
John Klecha                                          167,300            2.04           8/28/03          $ 341,292
Alicia Haskamp                                         5,000            2.04           9/11/03          $  10,200

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


                                                                  AMOUNT OF
NAME                                                             DEBENTURES                    NO. OF WARRANTS
---------------------------------------------------          --------------------          -------------------------
Omicron Master Trust                                             $2,500,000                        285,714
SF Capital Partners, Ltd                                         $   500,000                         57,143
Bristol Investment Fund, Ltd.                                    $   300,000                         34,286
Ascend Offshore Fund, Ltd.                                       $   478,000                         54,629
Ascend Partners, LP                                              $    58,200                          6,651
Ascend Partners Sapient LP                                       $   163,800                         18,720

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

32.2 Certification of April Green, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.

*Filed herewith

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 2003:


DATE OF REPORT                               ITEMS REPORTED                       FINANCIAL STATEMENTS FILED
------------------------------           ------------------------          -----------------------------------------
June 7, 2003                                      5, 7                                        No
June 15, 2003                                     7, 9                                        No
August 1, 2003                                    5, 7                                        No
August 15, 2003                                   7, 9                                        No
August 28, 200                                    5, 7                                        No


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

                                    THE SINGING MACHINE COMPANY, INC.

                                    Dated January 3, 2005

                                    By: /s/ Jeffrey Barocas
                                    --------------------------------------------
                                    Jeffrey Barocas
                                    Chief Financial Officer

                                    Dated January 3, 2005

                                    By: /s/ Yi Ping Chan
                                    --------------------------------------------
                                    Yi Ping Chan
                                    Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  ------------------------------------------------------------------
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