Form 10-Q/A
period 2003-12-31
SINGING MACHINE CO INC
filed 2005-01-03
CIK 923601

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       NUMBER OF SHARES
            CLASS                              OUTSTANDING ON DECEMBER 31, 2003
------------------------------                  -------------------------------
Common Stock, $0.01 par value                              8,752,320

                                 THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                                       INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - December 31, 2003 (Unaudited) and March 31, 2003         3

         Consolidated Statements of Operations - Three and Nine months (Unaudited) and          4
         2002 (Unaudited, restated)..

         Consolidated Statements of Cash Flows - Nine months ended December 31, 2003            5
         (unaudited) and 2002 (Unaudited, restated))

         Notes to Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                         13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                             29

Item 4.  Controls and Procedures                                                               30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     30

Item 2.  Changes in Securities                                                                 32

Item 3.  Defaults Upon Senior Securities                                                       33

Item 4.  Submission of Matters to a Vote of Security Holders                                   33

Item 5.  Other Information                                                                     33

Item 6.  Exhibits and Reports on Form 8-K                                                      33

SIGNATURES                                                                                     34

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2003             2003
                                                                        ------------     -------------
                                                                        (unaudited)

                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $    235,958     $    268,265
   Restricted Cash                                                           866,413          838,411
   Accounts Receivable, less allowances of $816,235                       14,729,176        5,762,944
     and $405,759 respectively
   Due from manufacturer                                                   1,112,200        1,091,871
   Inventories, net                                                        8,029,371       25,194,346
   Prepaid expense and other current assets                                2,294,377        1,483,602
   Deferred tax asset                                                             --        1,925,612
                                                                        ------------     ------------
       TOTAL CURRENT ASSETS                                               27,267,495       36,565,051

PROPERTY AND EQUIPMENT, at cost less accumulated
     depreciation of $2,567,480 and $1,472,850 respectively                1,365,687        2,026,252
OTHER ASSETS
   Other non-current assets                                                  970,464          343,991
                                                                        ------------     ------------
       TOTAL ASSETS                                                     $ 29,603,646     $ 38,935,294
                                                                        ============     ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank overdraft                                                       $     85,236     $    316,646
   Accounts payable                                                        5,331,470        8,486,009
   Accrued expenses                                                        2,587,579        1,443,406
   Subordinated debt-related parties                                       1,000,000          400,000
   Revolving credit facilities                                             7,115,114        6,782,824
   Income taxes payable                                                    2,872,509        3,821,045
                                                                        ------------     ------------
       TOTAL CURRENT LIABILITIES                                          18,991,908       21,249,930
                                                                        ------------     ------------

LONG TERM LIABILITIES
   Convertible debentures, net of unamortized discount of $3,046,000         954,210               --
                                                                        ------------     ------------
       TOTAL LIABILITIES                                                  19,946,118       21,249,930

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 1,000,000 shares authorized,
     no shares issued and outstanding                                             --               --
   Common stock, Class A, $.01 par value; 100,000 shares authorized;
     no shares issued and outstanding                                             --               --
   Common stock, $0.01 par value; 18,900,000 shares authorized;
     8,752,320 and 8,171,678 shares issued and outstanding                    87,523           81,717
   Additional paid-in capital                                             10,234,410        4,843,430
   Retained earnings                                                        (664,405)      12,760,217
                                                                        ------------     ------------
       TOTAL SHAREHOLDERS' EQUITY                                          9,657,528       17,685,364
                                                                        ------------     ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 29,603,646     $ 38,935,294
                                                                        ============     ============



   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                      -----------------------------  ------------------------------
                                                          2003             2002             2003             2002
                                                      ------------     ------------     ------------     ------------
                                                                       (as restated)                     (as restated)
NET SALES                                             $ 28,689,623     $ 45,659,446     $ 68,053,739     $ 81,915,443

COST OF SALES
   Cost of goods sold                                   30,782,268       36,628,126       64,948,809       64,155,095
   Impairment of tooling                                   508,480               --          508,480               --
                                                      ------------     ------------     ------------     ------------

GROSS PROFIT                                            (2,601,125)       9,031,320        2,596,449       17,760,348

OPERATING EXPENSES:
   Compensation                                          1,097,327        1,257,519        3,552,718        2,827,823
   Freight & handling                                      523,177          944,169        1,153,353        1,605,445
   Selling, general & administrative expenses            3,410,116        1,748,400        8,908,899        4,675,279
                                                      ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSES                                 5,030,620        3,950,088       13,614,971        9,108,547
                                                      ------------     ------------     ------------     ------------

(LOSS) EARNINGS FROM OPERATIONS                         (7,631,744)       5,081,232      (11,018,521)       8,651,801

OTHER INCOME (EXPENSES):
   Other income                                             32,098           38,628          (50,882)         196,648
   Interest expense                                       (687,178)        (117,704)      (1,194,541)        (228,597)
   Interest income                                              --               --               --           11,943
                                                      ------------     ------------     ------------     ------------

NET OTHER (EXPENSES) INCOME                               (655,079)         (79,076)      (1,245,422)         (20,006)

NET (LOSS) EARNINGS BEFORE INCOME TAX                   (8,286,825)       5,002,156      (12,263,944)       8,631,795

INCOME TAX EXPENSE                                       2,163,776        1,681,629        1,160,678        2,674,659
                                                      ------------     ------------     ------------     ------------

NET (LOSS) EARNINGS                                   $(10,450,601)    $  3,320,527     $(13,424,622)    $  5,957,136
                                                      ============     ============     ============     ============

(LOSS) EARNINGS PER SHARE:
   Basic                                              $      (1.20)    $       0.41     $      (1.58)    $       0.74
   Diluted                                            $      (1.20)    $       0.37     $      (1.58)    $       0.67

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING:
   Basic                                                 8,729,818        8,123,548        8,503,065        8,101,441
   Diluted                                               8,729,818        8,944,027        8,503,065        8,947,897

   The accompanying notes are an integral part of these financial statements.

                                 THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                            FOR THE NINE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                         -------------------------------
                                                                             2003               2002
                                                                         ------------      -------------
                                                                                           (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) earnings                                                   $(13,424,622)     $  7,475,119
   Adjustments to reconcile net (loss) earnings to net cash used in operating activities
     Depreciation and amortization                                          1,165,687           454,806
     Impairment of tooling                                                    508,480
     Provision for inventory                                                4,996,685                --
     Provision for bad debt                                                   410,476                --
     Amortization of discount on convertible debentures                       444,584                --
     Stock compensation expense                                               511,299                --
     Deferred tax benefit                                                   1,925,612           452,673
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts Receivable                                               (9,376,708)      (15,998,298)
         Due from manufacturer                                                (20,329)         (264,908)
         Inventories                                                       12,168,290       (20,742,572)
         Prepaid Expenses and other assets                                   (858,011)       (1,218,091)
       Increase (decrease) in:
         Accounts payable                                                  (3,154,539)       11,203,268
         Accrued expenses                                                     653,540         3,705,878
         Income taxes payable                                                (948,536)          572,254
                                                                         ------------      ------------
            Net Cash Used in Operating Activities                          (4,998,092)      (14,359,871)
                                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                                            (28,002)           (3,640)
   Purchase of property and equipment                                        (434,065)       (1,112,376)
                                                                         ------------      ------------
   Net cash used in Investing Activities                                     (462,067)       (1,116,016)
                                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from revolving credit facilities                             27,777,630        37,612,713
   Repayments to revolving credit facilities                              (27,445,340)      (27,449,625)
   Proceeds from issuance of convertible debentures                         4,000,000                --
   Bank Overdraft                                                            (231,410)               --
   Payment of financing fees related to convertible debentures               (255,000)               --
   Proceeds from subordinated debt-related parties, net                       600,000                --
   Proceeds from exercise of stock options and warrants                       981,972           155,579
                                                                         ------------      ------------
            Net cash provided by Financing Activities                       5,427,852        10,318,667
                                                                         ------------      ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (32,307)       (5,157,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              268,265         5,520,147
                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    235,958      $    362,927
                                                                         ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
Interest                                                                 $    591,817      $    228,597
                                                                         ============      ============
Income Taxes                                                             $  1,388,102      $     73,207
                                                                         ============      ============
NON-CASH FINANCING ACTIVITIES
Stock based compensation                                                 $    511,299      $         --
                                                                         ============      ============
Discounts for warrants issued in connection with and beneficial
  conversion feature of convertible debentures                           $  3,494,274      $         --
                                                                         ============      ============
Financing fees in connection with convertible debenture issuance,
     paid in stock and warrants                                               409,527                --
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

                                               DECEMBER 31, 2003  MARCH 31, 2003
                                               -----------------  --------------

Finished goods                                 $     13,463,330   $  27,807,763
Inventory in transit                                  1,200,221       1,101,940
Provision for losses                                 (6,634,180)     (3,715,357)
                                               -----------------  --------------

Total Inventory                                $      8,029,371   $  25,194,346
                                               =================  ==============

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

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price, if any. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applied the disclosure provisions of Statement of Financial Accounting Standards ("Statement") No. 148, "Accounting for Stock-Based Compensation-

Transition and Disclosure, an amendment of Statement No. 123", "Accounting for Stock Based Compensation", which permits entities to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in Statement No. 123 had been applied to options granted.

Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, pursuant to Statement No. 123, the Company's net (loss) earnings would have been changed to the pro-forma amounts indicated below.

                                                       FOR THE THREE MONTHS ENDEDED      FOR THE NINE MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                       -----------------------------   -----------------------------
                                                            2003           2002            2003            2002
                                                       ---------------  ------------   --------------  -------------
Net (loss) earnings                     As reported    $  (10,450,601)  $ 3,320,527    $ (13,424,622)  $  5,957,136
                                        Pro forma      $  (10,653,283)    3,291,655    $ (14,032,668)  $  5,870,518
Net (loss) earnings per share - basic   As reported            $(1.20)        $0.41           $(1.58)         $0.74
                                        Pro forma      $        (1.22)  $      0.41    $       (1.65)  $       0.72
Net (loss) earnings per share - diluted As reported    $        (1.20)  $      0.37    $       (1.58)  $       0.67
                                        Pro forma      $        (1.22)  $      0.37    $       (1.65)  $ 0.66

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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 COMPRESSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  (UNAUDITED EXCEPT FOR PERIOD ENDING 03/31/03)

                                                                                  FOR PERIOD ENDING
                                                          ----------------------------------------------------------------
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
                                                          ============     ============     ============     ============

  `                                                                               FOR PERIOD ENDING
                                                          ----------------------------------------------------------------
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

The following table presents a reconciliation of basic and diluted earnings per share:

                                                    FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                          DECEMBER 31,                  DECEMBER 31,
                                                   ----------------------------  ----------------------------
                                                       2003           2002           2003           2002
                                                   --------------  ------------  --------------  ------------
                                                                  (as restated)                  (as restated)

Net (loss) income                                  $ (10,450,601)  $ 3,320,527   $ (13,424,622)  $ 5,957,136
Loss available to common shares                    $ (10,450,601)  $ 3,320,527   $ (13,424,622)  $ 5,957,136
Weighted average shares outstanding - basic            8,729,818     8,123,548       8,503,065     8,101,441
Weighted average shares outstanding - diluted          8,729,818     8,944,027       8,503,065     8,947,897
Loss per share - Basic                             $       (1.20)  $      0.41   $       (1.58)  $      0.74
                                                   ==============  ============  ==============  ============

Loss per share -Diluted                            $       (1.20)  $      0.37   $       (1.58)  $      0.67
                                                   ==============  ============  ==============  ============

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

NOTE 10 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's wholly-owned Subsidiary. Sales by geographic region for the quarters ended December 31 were as follows:

                                                    FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                           DECEMBER 31,                  DECEMBER 31,
                                                   ----------------------------- ------------------------------
                                                       2003            2002          2003            2002
                                                   --------------  ------------- --------------  --------------
SALES:
United States                                      $  19,847,863   $ 41,028,985  $  41,184,176   $  72,402,914
Australia                                                582,385        286,368        892,964         529,020
Canada                                                   307,182        706,476        832,007         733,801
Europe                                                 8,687,809      6,178,010     26,497,706      12,998,917
Other                                                    210,407         29,945        708,343         100,143
     Less:   Allowances                                 (946,023)    (2,570,338)    (2,061,457)     (3,243,907)
                                                   --------------  ------------- --------------  --------------

Consolidated Net Sales                             $  28,689,623   $ 45,659,446  $  68,053,739   $  83,520,888
                                                   ==============  ============= ==============  ==============

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

      (iii)Increased in SG&A of the Florida Operations of $189,571 which is primarily attributable to increases in accounting of $66,541, amortization of loan costs $48,704, bad debt expense $249,512, legal costs $90,964, and consulting fees of $117,981 which were offset by decreases in payroll and related costs of $296,592, and other decreases totaling $87,539 consisting of primarily insurance, travel and outside computer services.

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

The decrease in gross profit during the nine months ended December 31, 2003 is a result of:

      o     Competitive pricing pressure on machine pricing

      o     Sales of excess inventory at significantly reduces prices

      o     A 31% decline in the sales of higher margin music

      o A reserve against the value of inventory on hand at December 31, in the amount of $4,998,126 for our anticipated recovery value

      o     An impairment charge for tools in the amount of $508,480

      o Increased sales from International SMC to international and domestic customers. These sales usually carry lower gross margins, as the customer pays for the ocean freight and clearance of the goods.

      o Increased expense of the guaranteed minimum royalty on our MTV license of $998,000.

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

DEBT AND CONTRACTUAL OBLIGATIONS

Our commitments for debt and other contractual arrangements are summarized as follows:

                                                                   YEARS ENDING MARCH 31,
                                                --------------------------------------------------------------
                                     TOTAL         2004        2005         2006          2007        2008
                                  ------------  ------------ ----------  ------------  -----------  ----------

Merchandise License Guarantee     $ 1,595,000   $ 1,395,000  $ 150,000   $    50,000           --          --
Property Leases                   $ 3,638,771   $ 1,330,158  $ 924,338   $   517,071   $  495,545   $ 371,659
Equipment Leases                  $    86,016   $    46,525  $  19,965   $    10,322   $    7,969   $   1,235
Revolving Credit Facilities       $ 7,115,114   $ 7,115,114         --            --           --          --
Convertible Debentures            $ 4,000,000            --         --   $ 4,000,000           --          --

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

Cash used in investing activities for the nine months ended December 31, 2003 was $462,067. Cash used in investing activities resulted from the purchase of fixed assets in the amount of $434,065. The purchase of fixed assets consists of the tooling and molds required for production of new machines for this fiscal year. Tooling and molds are depreciated over three years.

Cash flows provided by financing activities were $5,427,852 for the nine months ended December 31, 2003. This consisted of proceeds from the exercise of options in the amount of $981,972. We also issued convertible debentures with detachable stock purchase warrants. This transaction resulted in a gross increase in cash of $4 million. We received subordinated debt from related parties of $1 million in July of 2003 and paid $400,000 to a director who had previously loaned money to our Company on a short term basis. The remainder of cash provided from financing activities was provided by net repayments on the credit line at LaSalle National Bank in the amount of $4,308,438 and borrowings on the credit lines in Hong Kong in the amount of $4,640,728 to fund ongoing operations.

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

      IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE

During the past year, a number of investors have held a short position in our common stock. Based on reports received from ViWes InvestInfo, the ratio for the number of shares short compared to the daily average volume in our stock as of the dates was as follows:

                      SHARES       AVERAGE DAILY
      MONTH           SHORT            VOLUME          RATIO
     -------        ---------      -------------      -------

       8/03          437,590            53,721         8.15
       7/03          423,623           167,066         2.54
       6/03          600,440            68,480         8.77
       5/03          606,841            30,280        20.04
       4/03          584,510            27,359        21.36
       3/03          584,185            22,195        26.32

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

                                       NUMBER OF           EXERCISE
              NAME                     OPERATONS            PRICE
      ----------------------           ----------          --------

      Frank Abell                          1,320            $1.97
      Josef Bauer                          2,740            $1.97
      Dan Becherer                         4,910            $1.97
      Almina Brady-Dykes                   1,320            $1.97
      Pam Broyles                            500            $1.97
      Elizabeth Canela                       660            $1.97
      Yi Ping Chan                        52,800            $1.97
      Belinda Cheung                         110            $1.97
      Jeffrey Chiu                           220            $1.97
      Brian Cino                             660            $1.97
      John Dahl                           50,000            $1.97
      April Green                          4,380            $1.97
      Alicia Haskamp                      24,600            $1.97
      Jeff Ho                              5,000            $1.97
      Michelle Ho                          5,660            $1.97
      Wilson Ho                              220            $1.97
      Irene Ko                               660            $1.97
      Rose Labadessa                       5,000            $1.97
      Bill Lau                             5,990            $1.97
      Doral Lee                            5,660            $1.97
      Nataly Lessard                       1,320            $1.97
      Marian McElligott                    3,290            $1.97
      Alyssa Malamud                       1,000            $1.97
      Bernardo Melo                        4,000            $1.97
      Rick Ng                                110            $1.97
      Dennis Norden                        8,000            $1.97
      Cathy Novello                          880            $1.97
      Jennifer O'Kuhn                        440            $1.97
      Jorge Otaegui                          440            $1.97
      John Petko                           1,500            $1.97
      Terri Phillips                         660            $1.97
      Melody Rawski                        1,100            $1.97
      Evelyn Romero                          500            $1.97
      Kristi Ronyak                        1,000            $1.97
      Rafael Ros                           1,200            $1.97
      Stacy Sethman                        1,100            $1.97
      Edward Steele                       10,000            $1.97
      John Steele                         12,200            $1.97
      Nicolas Venegas                        440            $1.97
      Ho Man Yeung                           110            $1.97
      Yen Yu                                 220            $1.97

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.                      DESCRIPTION
-----------  ---------------------------------------------------------------------
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

                                    Dated January 3, 2004

                                    By: /s/ Jeffrey Barocas
                                    --------------------------------------------

                                    Jeffrey Barocas
                                    Chief Financial Officer

                                    Dated January 3, 2004

                                    By: /s/ YI PING CHANG
                                    --------------------------------------------

                                    Yi Ping Chang
                                    Chief Executive Officer

EXHIBITS


EXHIBIT NO.                      DESCRIPTION
-----------  ---------------------------------------------------------------------
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