Form 10-Q/A
period 2004-09-30
SINGING MACHINE CO INC
filed 2005-01-03
CIK 923601

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

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

NET SALES

Net sales for the six months ended September 30, 2004 were $22,610,161, compared to net sales of $40,479,551 for the comparative period of 2003. Sales decreased $ 17,869,390 or 44% from the comparative period. . The decrease in sales is a combination of four primary reasons:

      1) We loss approximately $2.3 million in sales because we made a decision not to pursue low margin accounts which tied up cash flow by not providing us with enough profit margin.

      2) We loss approximately $1.5 million in sales because we did not meet customers demands to introduce new karaoke models as a result of our inventories being overstocked.

      3) We loss approximately $11.3 million in sales from customers that were discouraged from purchasing from us because of our liquidity concerns.

      4) We loss approximately $7 million in sales to our distributors in Europe due to high levels of inventories on hand from the prior year.

The decrease in sales from above accounts was partly offset by an increase in sales from other accounts.

GROSS PROFIT

Gross profit for the six months ended September 30, 2004 was $5,030,484 or 22% of sales as compared to $7,146,140 or 17% of sales for the six months ended September 30, 2003. The year to date gross margins of 84% was generated in the second quarter. The increase in gross margin percentage compared to the prior year was due primarily to sales of the newer models at a higher gross profit margin. In addition, the sales of existing older models have been written down to the lower of cost or market in the prior year.

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

The decrease of the selling, general and administration expenses of $2,226,657 were due to:

      o decrease of $121,000 of accounting fees, which is related to the improvement of our accounting department;

      o decrease of $290,000 of consulting fees, which is related to a cut down in consulting related to our borrowing agreement with our previous lender;

      o     decrease of $165,000 of contribution expenses.

      o decrease of $508,000 of legal expense, which is related to the reversal of over accrued legal expense for the year ended March 31, 2004 for the class action settlement in the amount of approximate $250,000 and reduction of the legal expenses.

      o decrease of $345,000 of the rental expenses, which is related to the early termination of our warehouse facility in Rancho Dominguez, CA and subleasing our existing facilities;

      o decrease of $360,000 of repair fee, which is result of we set up our QC facility in our Campton, CA warehouse, and we only send the defective product to factory for repair;

      o decease of $165,000 loan amortization cost, which is related to the termination of borrowing agreement with our previous lender.

Compensation expense on a comparative basis was reduced by $1,119,611 or 45% to $1,335,780 from $2,455,391. The decrease of the compensation expenses is the result of the corporate down size. We had 43 employees at the September 30, 2003 compared to 28 employees as at September 30, 2004.

In addition, variable selling related expenses, advertising, commissions, freight & handling and royalty, decreased as a percent of sales from 7.9% to 6.3% of sales. In total, variable expenses decreased $1,796,707, from $3,230,642 in the six months ended September 30, 2003 to $1,433,935 in the quarter ended September 30, 2004.

OTHER INCOME/EXPENSES

Net other expenses were $870,354 for the six months ended September 30, 2004, compared to other expense of $590,343 for the six months ended September 30, 2003. The increase over prior year is the result of amortization of the discount on the convertible debentures totaling $743,921 compared to $56,801 for the comparative period of last year. Singing Machine did not close on the convertible debenture until September 8, 2003. Interest expense decreased for the six months ended September 30, 2004 vs. the six months ended September 30, 2003. For the six months ended September 30, 2004 interest expense decreased to $243,704 from $450,562. The decrease is a result of reduced borrowings, compared to the prior year.

INCOME TAXES

Singing Machine has not recorded a benefit for the current period's losses because its realizability is unlikely.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, Singing Machine had cash on hand of $928,096 in addition to $1,544,302 of restricted cash and no bank overdrafts, for a total of $2,472,398 compared to cash on hand of $356,342 and restricted cash of $874,283 and a bank overdraft of $62,282 at March 31, 2004, for a net balance of $1,168,343. From March 31,2004 to September 30, 2004 the cash balances increased $1,304,055. Our current liabilities increased to $14,148,459 from $13,755,092 as of March 31, 2004, an increase of $393,367. We had net working capital of $35,702 as of September 30, 2004 and a net working capital of $62,550 as of March 31, 2004.

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

      o Our main focus this year is to sell through the old inventory carried over from previous years. We have developed less new model this years so we could sell out the old items. As a result of this focus, the inventory was decreased by $2.5 million.

      o Our accounts receivable increased by $3.7 million due to the seasonal operation. We started our delivery to our customers in second quarter of the year. Our accounts receivable will increase in the second quarter of the year and decrease by the end of the third quarter.

      o Our accounts payable increased by $2.5 million due to the seasonal operation. We are not current with our primary vendor in China, in the amount of $1.6 million at September 30, 2004. We have paid down approximately $700,000 that is past due to the China vendor in the quarter ending September 30, 2004. We have verbally agreed to a payment plan that will continue through March 2005 without paying interest and penalty for the past due amounts.

      o Accrued expenses decreased as a result of the class action settlement in the amount of $1.1 million, of which $800,000 was paid by our insurance company and $240,000 was settle by 400,000 shares of common stock. We also paid approximate $200,000 for the music royalties.

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

      o We have received a federal tax refund in the amount of $1,122,093 in the quarter ending September 30, 2004. The funds were used to pay down loans from related party in the amount of $240,000, make a fixed deposit in HSBC in the amount of $400,000, to obtain additional credit facility of $1.2 million to finance purchases of new Karaoke machines and pay down old accounts payable balances of approximately $400,000 to Singing Machine's Chinese vendor.

Cash flows provided by financing activities were $412,686 for the six months ended September 30, 2004. This cash inflow was primarily advances from Crestmark Bank pursuant to the new factoring financial institution.

      o As of September 30, 2004, we have been advanced $474,968 by Crestmark bank. Singing Machine could borrow up to the lesser of the $2.5 million or 70% of the eligible accounts receivable. As of September 30, 2004, the funds available to borrow from Crestmark bank are approximately $35,000.

      o Our Hong Kong subsidiary, International SMC, has credit facilities at HSBC and Fortis Bank. The primary purpose of these facilities is to provide International SMC with access to letters of credit so that it can purchase inventory for direct shipment of goods into the United States and international markets. These facilities are secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with the lender. The maximum credit under the facilities is $2.0 million. International SMC has increased the fixed deposit in the amount of $640,000 with HSBC. The fixed deposit was used as collateral for additional credit facility of $1.9 million. International SMC has utilized the additional facility to open the letter of credit to the factories for the new shipment. The balance at September 30, 2004 and March 31, 2004 was $0 and $62,282, respectively. The interest rate is approximately 4% per annum. As of September 30, 2004 there was no availability under these facilities. If we need to use the facilities, we would use the available cash to retire the letter of credit or to increase our fixed deposit as collateral to increase our facilities.

      o On July 14, 2004, a director, Jay Bauer, advanced us a short-term loan of $200,000, to be used to meet working capital obligations. The loan bears interest at 8.75% per annum and has been repaid on August 26, 2004.

On November 8, 2004, Singing Machine executed a letter agreement with the debenture holders, whereby Singing Machine agreed to change the interest rate on the debenture to 9% in exchange for the debenture holders agreeing to (i) execute a subordination agreement with Crestmark Bank, (ii) waive all liquidated damages due under the transaction documents through January 7, 2005, and (iii) withdraw any demand for repayment under the debenture.

As of September 30, 2004, our available or unrestricted cash on hand has increased by $571,754 to $928,096 from $356,342. Our average monthly fixed operating costs are approximately $600,000, which includes the compensation and the selling, general & administration expenses. We expect that we will need approximately $1.8 million for working capital during the next three-month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in Compton, California and other operating costs.

During the three-month period between October and December 2004, we plan on financing our working capital needs from

      o     Borrowing from our factoring agreement;

      o     Sales of existing inventory;

      o Continued support from factories in China in financing our purchases of karaoke machines for fiscal 2005; and

      o Utilizing credit facilities that are available to International SMC to finance all direct shipments.

Our sources of cash for working capital in the long term, 12 months and beyond, are the same as our sources during the short term. If we need additional financing, we intend to approach other financing companies for financing. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue our operations.

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

Our commitments for debt and other contractual arrangements are summarized as follows:

                                                                 Years ending March 31,
                                                 --------------------------------------------------------------
                                      Total         2005         2006         2007         2008         2009
                                                 --------------------------------------------------------------
Merchandise License Guarantee       $  525,000   $  375,000   $  150,000   $       --   $       --   $       --
Property Leases                     $2,285,847   $  838,792   $  579,851   $  495,545   $  371,659   $       --
Equipment Leases                    $   71,746   $   31,197   $   19,502   $   13,044   $    6,310   $    1,692
Subordinated Debt - Related Party   $1,000,000   $       --   $1,000,000   $       --   $       --   $       --
Convertible Debentures              $4,000,000   $       --   $4,000,000   $       --   $       --   $       --
Interest payments                   $  896,667   $  441,667   $  455,000   $       --   $       --   $       --

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

Merchandise license guarantee reflects amounts that we are obligated to pay as guaranteed royalties under our various license agreements. In fiscal 2005, we have guaranteed minimum royalty payments under our license agreements with Care Bears, MTV, Nickelodeon and Motown (Universal Music).

Property leases represents leases for office and warehouse space in California, Florida and Hong Kong. Equipment leases represent leases for forklifts and copy machines.

On September 8, 2003, we issued an aggregate of $4,000,000 of 8% convertible debentures in a private offering to six accredited investors. The debentures initially are convertible into 1,038,962 shares of our common stock at $3.85 per share, subject to adjustment in certain situations. The conversion price has been reset to $1.41 on July 30, 2004 pursuant to the antidilutions provisions and the debentures are now convertible into 2,836,879 shares of common stock. It may have significant impact on Singing Machine's results of operaton. We also issued an aggregate of 457,143 warrants to the investors. The initial exercise price of the warrants is $4.025 per share and the warrants expire on September 7, 2006. The exercise price has been adjusted to $1.46 on July 30, 2004 based on the antidilution adjustment. We have an obligation to register the shares of common stock underlying the debentures and warrants.

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

GOING CONCERN

      We have taken the following steps to improve our operation, which believe will overcome the going concern qualification:

      1) Reduce our operating expense and return the operation to profitability.

            Management's highest priority is to return Singing Machine to profitability for a full year of operations. In order to accomplish this, management is continually examining how we do business and the related costs necessary to run the business. We are currently reviewing warehousing costs and the opportunities for subleasing excess space in Compton California. We are also looking at reducing the amount of leased office space for our administrative personnel. We have also under taken an evaluation of the costs we incur for quality inspection, repacking and minor repair of products, returned from our customers.

            We have shown a profit improvement in the first two quarters of the year. We had income from operation of $1.15 million and $0.07 million for the three months and six months ended September 30, 2004, respectively.

      2) We are managing our cash flow effectively to meet the current and long- term liabilities.

            We have substantially reduced our current liabilities to both our vendors in China and also our customers. As stated in our fiscal year ending March 31, 2004, we owed our major suppliers in China $2.4 million. Currently this liability has been reduced to approximately $800 thousand. At April 1, 2004 we owed our customers over $2.1 million for returned products. We have reduced this liability to approximately $500 thousand at October 31, 2004. This reduction in liabilities has gained the confidence from our suppliers and the customers and will allow us to expand our sales base for the year ended 2006 with sales to customers that would not purchase from us, until such liabilities were paid off. Specifically, liabilities were eliminated with Sears and Target. Together these two customers accounted for almost $900 thousand of liabilities at the beginning of the year. Base on the current cash management forecast, we should be able to meet our liabilities for the next twelve months.

      3) In August, 2004, we have reached agreement with Crestmark Bank to factor our accounts receivable.

      Cresmark Bank will advance a maximum of $2.5 million against our accounts receivables, for working capital purposes. We will seek additional financing as needed.

      To conclude the above discussion, we have taken necessary steps to return the operation to profitability, and should be able to meet our liabilities for the next twelve months. We expect to remove the going concern explanatory paragraph from our auditor report for the fiscal year ending 2005.

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly accrue our sales return and maintain the appropriate level of inventory. As of December 17, 2004, we are not aware of any major customer that has a problem to sell through our inventory.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our fiscal second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 86% of net sales in fiscal 2004 and 2003, and 81% of net sales in fiscal 2002.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

INFLATION

Inflation has not had a significant impact on Singing Machine's operations. Singing Machine has historically passed any price increases on to its customers since prices charged by Singing Machine are generally not fixed by long- term contracts.

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

Collectibility Of Accounts Receivable. The Singing Machine's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to Singing Machine, this allowance may need to be significantly increased, which would have a negative impact on operations.

Inventory. The Singing Machine reduces inventory on hand to its net realizable value based on the expected on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews Singing Machine's investment in inventories for such declines in value.

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

For the fiscal year ended March 31, 2004, we recorded a tax provision of $758,505. This occurred because the valuation allowance established against our deferred tax assets exceeded the amount of the benefit created from carrying back a portion of the current year's losses. The carry-back of the losses from the current year resulted in an income tax receivable of $1.1 million, which is included in refundable tax in the accompanying balance sheets. We have received the tax fund of $1.1 million on August 24, 2004, which has been used to pay the related parties' loan and the vendors. we have now exhausted our ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

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

We effectively repatriated approximately $2.0 million, $5.6 million and $5.7 from its foreign operations in 2004, 2003 and 2002, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. We have no remaining undistributed earnings of Singing Machine's foreign subsidiary.

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

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004 (the "Evaluation Date"). In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures.

      Management and Grant Thornton LLP, have advised our Audit Committee that during the course of the fiscal 2004 audit, they noted deficiencies in internal controls relating to:

      o weakness in our financial reporting process as a result of a lack of adequate staffing in the accounting department, and

      o     accounting for consigned inventory and inventory costing.

Grant Thornton LLP has advised the Audit Committee that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. In response, we hired an independent accounting firm as a consultant to review and implement procedures on inventory costing and valuation, as well accounts receivables and recognition in order to ensure that there were no material misstatements in our consolidated financial statements and to enable the completion of Grant Thornton LLP's audit of our consolidated financial statements for the fiscal year ended March 31 2004. The Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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


                                THE SINGING MACHINE COMPANY, INC.


Dated  January 3, 2005        By:  /s/ YI PING CHAN
                                   --------------------------------------------
                                   Chief Executive Officer and
                                   Chief Operating Officer


Dated: January 3, 2005         By: /s/ JEFFREY S. BAROCAS
                                   --------------------------------------------
                                   Jeffrey S. Barocas
                                   Chief Financial Officer (Principal Financial
                                   Officer and Accounting Officer)