Form 10-K/A
period 2004-03-31
SINGING MACHINE CO INC
filed 2005-01-04
CIK 923601

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

                                    0 - 24968
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
               (Exact Name Registrant as Specified in its Charter)

        DELAWARE                                        95-3795478
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004


                                                                                                    PAGE
                                                                                                   -----
                                     PART I                                                          1
  Item 1.  Business                                                                                  7
  Item 2.  Properties                                                                                7
  Item 3.  Legal Proceedings                                                                         8
  Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

  Item 5.  Market for Company's Common Equity and Related Stockholder Matters                        9
  Item 6.  Selected Financial Data                                                                  10
  Item 7.  Management's Discussion and Analysis of Financial Condition and  Results of Operations   11
  Item 7A  Quantitative and Qualitative Disclosures About Market Risk                               30
  Item 8.  Financial Statements and Supplementary Date                                              30
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     30
  Item 9A. Controls and Procedures                                                                  31

                                    PART III

  Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With
             Section 16(a) of the Exchange Act                                                      33
  Item 11. Executive Compensation                                                                   36
  Item 12. Security Ownership of Certain Beneficial Owners and Management                           43
  Item 13. Certain Relationships and Related Transactions                                           44
  Item 14. Principal Accountant Fees and Services                                                   44

                                     PART IV

  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                          46


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

                                          FOR THE FISCAL YEAR ENDED
                                                DECEMBER 31,
                                        ------------------------------
                                         2004                    2003
                                        ------                  ------

      MTV                                11.8%                   32.3%
      Nickelodeon                         5.5%                      0%
      Other Licenses                      3.9%                      0%
                                        ------                  ------
      Total Licensed Sales               21.2%                   32.3%

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

      During the last three years, our revenues from foreign operations have increased. Sales by customer geographic regions were as follows:

                                          FOR THE FISCAL YEAR ENDED
                                                  MARCH 31,
                               ------------------------------------------------
                                    2004             2003            2002
                               ---------------- --------------- ---------------
      North America            $    43,044,496  $   77,696,780  $   62,381,366
      Latin America                    753,399       1,366,496          45,073
      Europe                        25,783,789      15,714,846               --
      Asia/Australia                   959,444         835,644          49,314
                               ---------------- --------------- ---------------
                               $    70,541,128  $   95,613,766  $   62,475,753
                               ================ =============== ===============

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

      We have one warehouse facility in Compton California. The Compton warehouse facility has 79,000 square feet and the lease expires on February 23, 2008. We terminated our lease for warehouse space in Rancho Dominguez, California effective as of May 1, 2004.

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

      All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                                                SHARES VOTED         VOTES
                                                   "FOR"            WITHHELD
                                               --------------      ----------
      Bernard Appel                                7,986,945          52,617
      Jay Bauer                                    7,986,945          52,617
      Yi Ping Chan                                 7,373,655         665,907
      Richard Ekstract                             7,616,891         422,671

      The proposal to approve an amendment to our Year 2001 Stock Option Plan to allow for the grant of stock awards under the Year 2001 Stock Option Plan was ratified and approved by the following votes:

      SHARES VOTED       SHARES VOTED           SHARES             BROKER
          "FOR"           "AGAINST"         "ABSTAINING"        "NON-VOTE"
      --------------    --------------      --------------     -------------
        1,921,599         1,351,142            45,720           4,721,101

      The proposal to approve the appointment of Grant Thornton LLP as independent accountants for the Company for the year ended March 31, 2004, was ratified by the following vote:

      SHARES VOTED        SHARES VOTED         SHARES             BROKER
          "FOR"            "AGAINST"       "ABSTAINING"        "NON-VOTE"
      --------------     --------------    --------------     -------------
        7,605,366            8,122             2,794               --

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

                     FISCAL PERIOD                      HIGH       LOW
      ---------------------------------------------- ---------  ---------

      2004:
      First quarter (April 1 - June 30, 2003)        $   7.94   $   2.85
      Second quarter (July 1 - September 30, 2003)       5.03       2.70
      Third quarter (October 1 - December 31, 2003)      4.43       1.80
      Fourth quarter (January 1 - March 31, 2004)        2.43       1.14

      2003:
      First quarter (April 1 - June 30, 2002)        $  16.89   $  12.06
      Second quarter (July 1 - September 30, 2002       12.74       8.05
      Third quarter (October 1 - December 31, 2002)     13.49       8.50
      Fourth quarter (January 1 - March 31, 2003)        9.19       5.30

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

ITEM 6.    SELECTED FINANCIAL DATA


                                         2004            2003            2002*          2001*         2000
                                     ------------    ------------    ------------   ------------   -----------
STATEMENT OF OPERATIONS:
Net Sales                            $ 70,541,128    $ 95,613,766    $ 62,475,753    $ 34,875,351   $ 19,032,320
Earnings(loss) before income taxes   $(21,924,919)   $  1,416,584    $  8,184,559    $  4,188,021   $    577,686
Income tax expense (benefit)         $    758,505    $    198,772    $  1,895,494    $    494,744   $    160,299
Net earnings (loss)                  $(22,683,424)   $  1,217,813    $  6,289,065    $  3,696,277   $    737,985
BALANCE SHEET:
Working capital                      $ (1,382,939)   $ 15,281,023    $ 14,577,935    $  6,956,879   $  2,985,120
Current ratio                                0.90            1.72            3.82            4.37           7.77
Property, plant and equipment, net   $    983,980    $  1,096,424    $    574,657    $    263,791   $     99,814
Total assets                         $ 15,417,395    $ 38,935,294    $ 21,403,196    $ 10,509,682   $  4,346,901
Shareholders' equity                 $    216,814    $ 17,685,364    $ 16,225,433    $  8,450,237   $  3,906,286
PER SHARE DATA:
Earnings (loss) per common share
- basic                              $      (2.65)   $       0.15    $       0.88    $       0.59   $       0.23
Earnings (loss) per common share
- diluted                            $      (2.65)   $       0.14    $       0.79    $       0.50   $       0.19
Cash dividends paid                          0.00            0.00            0.00            0.00           0.00

-----------
* Restated

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                              2004        2003        2002*
                                             --------    --------    --------
      Total revenues                           100.0%      100.0%      100.0%
      Cost of sales                             97.4%       75.6%       65.4%
      Operating expenses                        31.2%       22.7%       21.4%
      Operating (loss) income                  (28.6%)       1.7%       13.2%
      Other (expenses), income, net             (2.5%)      (0.2%)      (0.1%)
      (Loss) Income before taxes               (31.1%)       1.5%       13.1%
      Provision (benefit) for income taxes       1.1%         .2%        3.0%
      (Loss) income                            (32.2%)       1.3%       10.1%

------------
* As restated.

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

      This increase in expenses was offset by decreases in our advertising expenses and our freight and handling charges in the amount of $2,692,000 and $689,000, respectively. Advertising expense consists of two components: co-operative advertising and direct advertising expense. Co-operative advertising is paid directly to the customer and the allowances are based on the amount of sales. The customer provides copies of advertising on which these funds are spent and is reimbursed after review of such proof of performance. As we believe that there is a separate and identifiable benefit associated with the co-operative advertising, such amounts are recorded as a component of operating expenses. Co-operative advertising expenses decreased to $2,340,439 in fiscal 2004 compared to $5,032,367 in fiscal 2003 because our sales decreased. Our royalty expenses were $2,294,727 in fiscal 2004 compared to $2,257,653 in fiscal 2003. Our royalty expenses in fiscal 2004 included a write-off of $980,000 in pre-paid royalties under our licensing agreement with MTV.

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

      Our commitments for debt and other contractual arrangements are summarized as follows:


                                                                  YEARS ENDING MARCH 31,
                                    ---------------------------------------------------------------------------
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

      During the next twelve months period, we plan on financing our working capital needs from

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

      Our sources of cash for working capital in the longer term, are the same as our sources during the short term. We expect to receive a tax refund of $1.1 million at the end of September 2004. If we need additional financing we intend to approach Milberg and request that it modify the terms of its factoring agreement or permit us to obtain financing from a third party. However, we can not assure that Milberg will be willing to waive any of the conditions of the factoring agreement and/or let us seek capital from a third party. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue our operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

      RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

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

WE MAY BE DEEMED TO INSOLVENT AND WE MAY GO OUT OF BUSINESS.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AS OF MARCH 31, 2004 AND 2003.

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

WE ARE IN TECHNICAL DEFAULT OF THE TERMS OF THE CONVERTIBLE DEBENTURES AND THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL RESULTS IF WE ARE DEEMED TO BE IN DEFAULT.

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

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

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

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2005, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

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

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

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

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

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

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED.

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

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME.

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

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT COMPETITIVE MARKET.

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

THE SEC IS CONDUCTING AN INFORMAL INVESTIGATION OF THE COMPANY AND IF WE HAVE DONE SOMETHING ILLEGAL, WE WILL BE SUBJECT TO FINES, PENALTIES AND OTHER SANCTIONS BY THE SEC.

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

WE ARE NAMED AS A DEFENDANT IN A CLASS ACTION LAWSUIT RELATING TO THE RESTATEMENT OF OUR FINANCIAL STATEMENTS FOR FISCAL 2002 AND FISCAL 2001, WHICH IF DETERMINED ADVERSELY TO US, COULD RESULT IN THE IMPOSITION OF DAMAGES AGAINST US AND HARM OUR BUSINESS AND FINANCIAL CONDITION.

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

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUR MTV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY.

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

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

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

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

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

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW.

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

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS' RECEIPT OF INVENTORY.

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

WE DEPEND ON THIRD PARTY SUPPLIERS FOR PARTS FOR OUR KARAOKE MACHINES AND RELATED PRODUCTS, AND IF WE CANNOT OBTAIN SUPPLIES AS NEEDED, OUR OPERATIONS WILL BE SEVERELY DAMAGED.

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

CONSUMER DISCRETIONARY SPENDING MAY AFFECT KARAOKE PURCHASES AND IS AFFECTED BY VARIOUS ECONOMIC CONDITIONS AND CHANGES.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES.

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

WE MAY BE SUBJECT TO CLAIMS FROM THIRD PARTIES FOR UNAUTHORIZED USE OF THEIR PROPRIETARY TECHNOLOGY, COPYRIGHTS OR TRADE SECRETS AND ANY CLAIMS ASSERTED AGAINST US COULD AFFECT OUR NET PROFITABILITY.

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

WE ARE EXPOSED TO THE CREDIT RISK OF OUR CUSTOMERS, WHO ARE EXPERIENCING FINANCIAL DIFFICULTIES, AND IF THESE CUSTOMERS ARE UNABLE TO PAY US, OUR REVENUES AND PROFITABILITY WILL BE REDUCED.

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

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTERS IN CALIFORNIA OR FLORIDA COULD IMPACT OUR ABILITY TO DELIVER MERCHANDISE TO OUR STORES, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

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

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

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

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

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

      RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

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

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

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

THE $4 MILLION PRIVATE PLACEMENT THAT WE CLOSED IN SEPTEMBER 2003 WILL AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE.

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

IF WE SELL ANY OF OUR SECURITIES AT A PRICE LOWER THAN $3.85 PER SHARE, THE CONVERSION PRICE OF OUR DEBENTURES AT $3.85 PER SHARE WILL BE REDUCED AND THERE WILL BE ADDITIONAL DILUTION TO OUR SHAREHOLDERS.

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

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

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

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

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

      During our two most recent fiscal years and subsequent interim periods through March 24, 2003, there were no disagreements with Salberg & Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Salberg & Company would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2004.


NAME                AGE    POSITION
------------------  -----  ---------------------------------------------------------
Yi Ping Chan        40     Interim CEO, Chief Operating Officer, Director, Secretary
April J. Green*     40     Chief Financial Officer
John Dahl*          30     Executive Vice President of Finance
Josef A. Bauer      65     Chairman
Harvey Judkowitz    58     Director
Bernard Appel       72     Director
Richard Ekstract*   72     Director

------------
* Each of these persons has resigned subsequent to March 31, 2004.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2004, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements except for the following transactions. Mr. Bauer and Mr. Steele each filed two Form 4's late in which reported on transaction in each late Form
4. Mr. Steele also filed three amendment to his Form 4 filings to correct typographical errors. Mr. Ekstract filed four Form 4's late in which he reported 5 transactions late. Mr. Chan filed one Form 4 late in which he failed to report one transaction. The Company's former officers and a former director (Jack Dromgold, April Green and Howard Moore) each filed one Form 4 late which reported on transaction in each late Form 4 and Mr. Dahl, a former officer, filed his Form 3 late.

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

                           SUMMARY COMPENSATION TABLE


                                          ANNUAL COMPENSATION          LONG TERM  COMPENSATION
                                    -------------------------------   --------------------------
                                                                         OTHER       SECURITIES
NAME OF INDIVIDUAL AND                                                  ANNUAL       UNDERLYING    ALL OTHER
PRINCIPAL POSITION                   YEAR     SALARY         BONUS   COMPENSATION(1) OPTIONS/SAR COMPENSATION(2)
----------------------------------- -------  --------      --------   ------------   ----------- ------------
Yi Ping Chan                          2004   $247,470(4)         --   $  6,000         52,800   $ 12,180
Interim Chief Executive Officer and
Chief Operating Officer(3)

Edward Steele                         2004   $378,809(4)         --   $  6,000         10,000   $ 17,949
Former Chief Executive Officer(5)     2003   $382,352      $     --   $  8,671         30,000   $ 17,969
                                      2002   $364,145       192,133   $  8,258         15,000   $ 17,908

April J. Green                        2004   $127,642            --   $  3,600          4,380   $  5,094
Chief Financial Officer(6)            2003   $122,200      $ 25,000   $  3,900         20,000   $ 13,551
                                      2002   $ 88,825      $ 25,000   $  3,900         30,000   $  7,091

John Dahl                             2004   $ 78,834            --   $  1,200         50,000   $    350
Senior Vice President of Finance(7)

John Klecha                           2004   $ 41,480            --   $  1,000              0   $189,911(9)
Former Chief Operating Officer(8)     2003   $300,117      $     --   $  6,555         24,000   $ 13,264
                                      2002   $286,111       157,200   $  6,242         15,000   $ 11,725

Jack Dromgold                         2004   $183,266(4)         --   $  4,500         50,000   $110,622(11)
Former Vice President of Sales and    2003   $210,277      $ 50,000   $ 51,067        100,000   $154,072(12)
Marketing(10)                         2002         --            --         --             --         --

Robert Weinberg                       2004   $ 57,692            --      3,000(14)         --         --
Former Chief Executive Officer(13)

------------

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



                         SHARES        TOTAL OPTIONS                                             POTENTIAL REALIZABLE VALE AT
                       UNDERLYING       GRANTED TO                                            ASSUMED ANNUAL RATES OF STOCK PRICE
                         OPTIONS       EMPLOYEES IN    EXERCISE PRICE      EXPIRATION           APPRECIATION FOR OPTION TERM
                       GRANTED (1)    FISCAL YEAR         PER SHARE           DATE                5%                    10%
                       ------------   ---------------  ---------------   ----------------  -----------------     ------------------
Yi Ping Chan                52,800         3.3%        $     1.97           12/18/14       $        169,431      $         269,791
Edward Steele               10,000         .6%         $     1.97           12/18/14       $         32,089      $          51,097
April J. Green               4,380         .3%         $     1.97           12/18/14       $         14,055                $22,380
John Dahl                   50,000         3.1%        $     1.97           12/18/14       $        160,446      $         255,484
John Klecha                     --          --                 --                 --                     --                     --
Jack Dromgold               50,000         3.1%        $     7.60         Cancelled(3)                   --                     --
Robert Weinberg                 --          --                 --                 --                     --                     --

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

                                                                      NUMBER OF            VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT
                                                                 AT FISCAL YEAR END         FISCAL YEAR END (2)
                             SHARES ACQUIRED        VALUE           EXERCISABLE/               EXERCISABLE/
NAME OF INDIVIDUAL            UPON EXERCISE       REALIZED(1)       UNEXERCISABLE              UNEXERCISABLE
--------------------------   -----------------   -------------  ----------------------   --------------------------
Yi Ping Chan                        --                 --            50,000/152,800                   0/0
Edward Steele                       --                 --            322,500/10,000                   0/0
April J. Green                      --                 --             30,000/19,380                   0/0
John Dahl                           --                 --               0/50,000                      0/0
John Klecha                         --                 --                  0/0                        0/0
Jack Dromgold                       --                 --                  0/0                        0/0
Robert Weinberg                     --                 --                  0/0                        0/0

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


                                                                          WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                                            NUMBER OF SECURITIES         EXERCISE PRICE OF    REMAINING AVAILABLE FOR EQUITY
                                              TO BE ISSUED UPON             OUTSTANDING             COMPENSATION PLANS
                                           EXERCISE OF OUTSTANDINGS      OPTIONS, WARRANTS       (EXCLUDING SECURITIES IN
            PLAN CATEGORY                OPTION, WARRANTS AND RIGHTS         AND RIGHTS                 COLUMN (A))
---------------------------------------  ----------------------------  --------------------   -------------------------------
Equity Compensation Plans approved by             1,027,530                    $3.95                      784,195
   Security Holders

Equity Compensation Plans Not                             0                        0                            0
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

                           [PERFORMANCE GRAPH OMITTED]

                                          1999        2000       2001        2002        2003        2004
                                        ---------   ---------   --------   ---------   ---------   ---------
The Singing Machine Company, Inc.        100.00      225.00     256.00      852.80      375.47       62.40
Dow Jones Consumer Electronics Index     100.00      219.40     131.81      109.14       69.68      112.51
AMEX Market Index                        100.00      141.41     119.30      118.32      113.00      159.70

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table set forth as of June 15, 2004, certain information concerning beneficial ownership of our common stock by:

      o     all directors of the Singing Machine,

      o     all executive officers of the Singing Machine.

      o     persons known to own more than 5% of our common stock;

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

                                                   SHARES OF         PERCENT OF
                                                 COMMON STOCK       COMMON STOCK
                                                ----------------   -------------

Y.P. Chan
Interim CEO and Chief Operating Officer                  67,652(1)        *

Jeff Barocas
Chief Financial Officer                                       0           *

Joseph Bauer
Chairman                                                981,804(3)     11.15%

Bernard Appel
Director                                                      0           *

Harvey Judkowitz
Director                                                      0           *

John Klecha
Director                                                810,811(4)      9.20%

Wellington Management Company, LLP                      939,400(5)     10.67%

All Directors and Executive Officers as a Group       1,049,456(6)     11.85%

------------
*Less than 1%.

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

ITEM 14.

      The following is a summary of the fees billed to the Singing Machine by Grant Thornton, LLP for professional services rendered for the fiscal years ended March 31, 2004 and 2003:

      FEE CATEGORY                    FISCAL 2004   FISCAL 2003
      ------------------              ------------  ------------
      Audit Fees                      $   180,532   $   130,767
      Audit-Related Fees                   37,100            --
      Tax Fees                            103,958        56,261
      All Other Fees                        5,041            --
                                      ------------  ------------
      Total Fees                      $   326,631   $   187,028
                                      ============  ============

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

23.1  Consent of Grant Thornton, LLP*

23.2  Consent of Salberg & Co.*

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

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

                                          THE SINGING MACHINE COMPANY, INC.

Dated: January 3, 2005                   By:   /s/ YI PING CHAN
                                            ------------------------------------
                                            Interim Chief Executive Officer
                                            (Principal Executive Officer)


      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.


            SIGNATURE                                      CAPACITY                      DATE
----------------------------------         ------------------------------------    -----------------

/s/ YI PING CHAN                           Chief Executive Officer                 January 3, 2005
----------------------------------
Yi Ping Chan

/s/ JEFF BAROCAS                           Chief Financial Officer (Principal      January 3, 2005
----------------------------------         Financial and Accounting Officer)
Jeff Barocas

/s/ JOSEF A. BAUER                         Director
----------------------------------
Josef A. Bauer

/s/ BERNARD APPEL                          Director
----------------------------------
Bernard Appel

/s/ HARVEY JUDKOWITZ                       Director
----------------------------------
Harvey Judkowitz

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                        THE SINGING MACHINE COMPANY, INC.
                                 AND SUBSIDIARY

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                      F-2
Consolidated Balance Sheets                                                  F-4
Consolidated Statements of Operations                                        F-5
Consolidated Statement of Cash Flows                                         F-6
Consolidated Statements of Stockholders' Equity                              F-7
Notes to Consolidated Financial Statements                                   F-8

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

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 23, 2002 (except for Note 3 as to which the date is July 14, 2003)

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,       MARCH 31,
                                                                                    2004            2003
                                                                                ------------    ------------
                                              ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $    356,342    $    268,264
Restricted Cash                                                                      874,283         838,411
Accounts Receivable, less allowances of $98,000 and $406,000, respectively         3,806,166       5,762,944
Due from manufacturers                                                                95,580       1,091,871
Inventories, net                                                                   5,923,267      25,194,346
Prepaid expense and other current assets                                             783,492       1,449,505
Insurance receivable                                                                 800,000              --
Refundable tax                                                                     1,178,512              --
Deferred tax asset                                                                        --       1,925,612
                                                                                ------------    ------------
           TOTAL CURRENT ASSETS                                                   13,817,642      36,530,953

PROPERTY AND EQUIPMENT, at cost less accumulated
depreciation of $2,871,000 and $1,473,000,
   respectively                                                                      983,980       1,096,424

OTHER ASSETS
Other non-current assets                                                             615,773       1,307,917
                                                                                ------------    ------------
           TOTAL ASSETS                                                         $ 15,417,395    $ 38,935,294
                                                                                ============    ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft                                                                  $     62,282    $    316,646
Accounts payable                                                                   4,651,675       7,553,007
Accrued expenses                                                                   3,481,905       1,443,406
Customer credits on account                                                        2,111,484         933,002
Convertible debentures, net of unamortized discount of $2,554,511                  1,445,489              --
Subordinated debt-related parties                                                  1,000,000         400,000
Revolving credit facilities                                                               --       6,782,824
Income taxes payable                                                               2,447,746       3,821,045
                                                                                ------------    ------------
           TOTAL CURRENT LIABILITIES                                              15,200,581      21,249,930
                                                                                ------------    ------------

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized,
   no shares issued and outstanding                                                       --              --
Common stock, Class A, $.01 par value; 100,000 shares authorized;
   no shares issued and outstanding                                                       --              --
Common stock, $0.01 par value; 18,900,000 shares authorized;
8,752,318 and 8,171,678 shares
   issued and outstanding                                                             87,523          81,717
Additional paid-in capital                                                        10,052,498       4,843,430
Accumulated (deficit)/retained earnings                                           (9,923,207)     12,760,217
                                                                                ------------    ------------
           TOTAL SHAREHOLDERS' EQUITY                                                216,814      17,685,364
                                                                                ------------    ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 15,417,395    $ 38,935,294
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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                FOR YEAR ENDING MARCH 31,
                                                                                --------------------------------------------
                                                                                   2004            2003            2002
                                                                                ------------    ------------    ------------
                                                                                                                (AS RESTATED)
                                                                                                                  (NOTE 3)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss) earnings                                                       $(22,683,424)   $  1,217,812    $  6,289,065
      Adjustments to reconcile net (loss) earnings to net cash provided by
        (used in) operating activities
      Depreciation and amortization                                                  750,359         622,298         394,456
      Impairment of tooling and Intangible                                           628,405              --              --
      Provision for inventory                                                      3,446,518       3,715,357              --
      Provision for bad debt                                                        (159,676)        393,737          45,078
      Amortization of discount/deferred fees on convertible debentures               909,891              --              --
      Stock compensation expense                                                     632,451              --         171,472
      Deferred taxes                                                               1,925,612      (1,734,194)             --
      Changes in assets and liabilities:
      Accounts Receivable                                                          2,116,454      (2,626,074)     (2,626,329)
      Due from manufacturer                                                          996,291        (603,573)        210,798
      Inventories                                                                 15,824,562     (19,635,351)     (4,460,891)
      Prepaid expenses and other assets                                              666,013      (1,020,895)       (352,373)
      Insurance receivable                                                          (800,000)             --              --
      Other non-current assets                                                     1,204,630        (426,494)        (91,631)
      Accounts payable                                                            (2,901,332)      5,706,769       1,364,158
      Accrued expenses                                                             2,038,499         153,809         199,445
      Customer credits on account                                                  1,178,482         933,002              --
      Current income taxes                                                        (2,551,811)      1,779,117       1,811,439
                                                                                ------------    ------------    ------------
           Net cash provided by (used in) operating activities                     3,221,924     (11,524,680)      2,954,687
                                                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                          (1,266,321)     (1,144,064)       (613,691)
      Proceeds from investment in factor                                                  --              --         933,407
      Proceeds from repayment of related party loans                                      --              --         125,117
      Restricted cash                                                                (35,872)       (324,727)       (513,684)
      Investment in and advances in unconsolidated subsidiary                             --              --         298,900
                                                                                ------------    ------------    ------------
           Net cash (used in) provided by financing activities                    (1,302,193)     (1,468,791)        230,049
                                                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings from revolving credit facilities                                 28,863,712      47,825,725      21,856,653
      Repayments to revolving credit facilities                                  (35,646,536)    (41,042,901)    (21,856,653)
      Proceeds from issuance of convertible debentures                             4,000,000              --              --
      Bank Overdraft                                                                (254,364)        316,645              --
      Payment of fees related to convertible debt                                   (255,000)             --              --
      Proceeds from subordinated debt-related parties, net                           600,000         400,000       1,319,190
      Proceeds from exercise of stock options and warrants                           860,535         242,119              --
                                                                                ------------    ------------    ------------
           Net cash (used in) provided by financing activities                    (1,831,653)      7,741,588       1,319,190
                                                                                ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      88,078      (5,251,883)      4,503,926
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     268,264       5,520,147       1,016,221
                                                                                ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    356,342    $    268,264    $  5,520,147
                                                                                ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
CASH PAID FOR THE YEAR ENDING MARCH 31, 2004
      Interest                                                                  $    943,018    $    406,126    $    112,123
                                                                                ============    ============    ============
      Income Taxes                                                              $  1,388,804    $    153,849    $    102,415
                                                                                ============    ============    ============
NON-CASH FINANCING ACTIVITIES
      Discounts for warrants issued in connection with and
        beneficial conversion feature of convertible debentures                 $  3,312,362    $         --    $         --
                                                                                ============    ============    ============
      Financing fees in connection with convertible debentures
        issuance, paid in stock and warrants                                    $    409,527    $         --    $         --
                                                                                ============    ============    ============
      Warrants issued in connection with convertible
        debentures amendment                                                    $     30,981    $         --    $         --
                                                                                ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            PREFERRED STOCK            COMMON STOCK                                        DEFERRED
                            ---------------   --------------------------      PAID IN        RETAINED     GUARANTEE
                            SHARES   AMOUNT      SHARES         AMOUNT        CAPITAL        EARNINGS        FEES           TOTAL
                            ------   ------   -----------      ---------    -----------     ----------   -----------     ----------
Balance at March 31, 2001,      --       --     6,538,680         65,387      3,302,982      5,253,340      (171,472)     8,450,237
   restated

Net earnings                    --       --            --             --             --      6,289,065            --      6,289,065
Exercise of warrants            --       --       581,100          5,811             --        584,239            --        590,050
Exercise of employee stock
   options                      --       --       900,525          9,005        720,135             --            --        729,140
                                                                                                                             (4,531
Fractional share adjustment
   pursuant to 3:2 stock split  --       --          (278)            (3)        (4,528)            --            --              )
Amortization of deferred
   guarantee fees               --       --            --             --             --             --       171,472        171,472
                            ------   ------   -----------      ---------    -----------     ----------   -----------     ----------
Balance at March 31, 2002,      --       --     8,020,027         80,200      4,602,828     11,542,405            --     16,225,433
   restated

Net earnings                    --       --            --             --             --      1,217,812            --      1,217,812
Exercise of warrants            --       --        52,500            525         47,600             --            --         48,125
Exercise of employee stock
   options                      --       --        99,151            992        193,002             --            --        193,994
                            ------   ------   -----------      ---------    -----------     ----------   -----------     ----------
Balance at March 31, 2003       --       --     8,171,678         81,717      4,843,430     12,760,217            --     17,685,364

Net loss                        --       --            --             --    (22,683,424)            --            --    (22,683,424)
Exercise of employee stock
   options                      --       --       448,498          4,485      1,076,885             --            --      1,081,370
Warrants issued in connection
   with convertible debenture
   amendment                    --       --            --             --         30,981             --            --         30,981
Financing fees paid with
   warrants                     --       --            --             --        268,386             --            --        268,386
Warrants issued in connection
   with and beneficial
   conversion feature of
   convertible debentures       --       --            --             --      3,312,362             --            --      3,312,362
Issuance of common stock        --       --       132,142          1,321        520,454             --            --        521,775
                            ------   ------   -----------      ---------    -----------    -----------   -----------     ----------
Balance at March 31, 2004       --   $   --     8,752,318      $  87,523    $10,052,498    $(9,923,207)  $        --     $  216,814
                            ======   ======   ===========      =========    ===========    ===========   ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and Subsidiary (the "Company," or "The Singing Machine") are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The products are sold directly to distributors and retail customers.

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

INVENTORY. The Singing Machine reduces inventory on hand to its net realizable value on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

INCOME TAXES. Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. At December 31, 2003 and March 31, 2004, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it was not more likely than not that the deferred taxes would be realized. As of March 31, 2004 and 2003, The Singing Machine had gross deferred tax assets of $8.2 million and $1.9 million, against which the Company recorded valuation allowances totaling $8.2 million and $0, respectively.

For the fiscal year ended March 31, 2004, the Company recorded a tax provision of $758,505. This occurred because the valuation allowance established against the Company's deferred tax assets exceeded the amount of the benefit created from carrying back a portion of the current year's losses. The carry-back of the losses from the current year resulted in an income tax receivable of $1.1 million, which is included in refundable tax in the accompanying balance sheets. We have received the tax fund of $1.1 million on August 24, 2004, which has been used to pay related parties' loan and the vendors. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2004 due to the subsidiary's net operating losses.

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

STOCK SPLITS

On March 15, 2002, the Company affected a 3 -for -2 stock split. All share and per share data have been retroactively restated in the accompanying consolidated financial statements to reflect the split.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong Subsidiary is its local currency. The financial statements of the subsidiary are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash at March 31, 2004, 2003 and 2002 were also not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances
March 31, 2004 and 2003 include approximately $140,000 and $73,000, respectively, held in foreign banks by the Hong Kong Subsidiary.

COMPREHENSIVE EARNINGS (LOSSES)

Other comprehensive earnings (losses) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on derivatives designated as cash flow hedges. For years ended March 31, 2004, 2003 and 2002, there was no other comprehensive earnings (losses).

INVENTORIES

Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. Inventory consigned to customers at, March 31, 2004 and 2003 was $300,914 and $56,695, respectively.

The following table represents the major components of inventory:



                                              MARCH 31,      MARCH 31,
                                                 2004          2003
                                             -----------   -----------
Finished Goods                               $ 5,801,917   $24,092,406
Inventory in
Transit                                      $   121,350   $ 1,101,940
                                             -----------   -----------

Total Inventories                            $ 5,923,267   $25,194,346
                                             ===========   ===========


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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of a provision for actual and estimated future returns, discounts and volume rebates. The provision for actual and estimated sales returns for fiscal year ended March 31, 2004, 2003 and 2002 was $6.6 million, $9.9 million and $6.3 million, respectively. The total returns represents 9.4%, 10.4% and 10.0% of the net sales for fiscal year ended March 31, 2004 , 2003 and 2002, respectively.

DUE FROM MANUFACTURER

The Hong Kong Subsidiary operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company. Certain manufacturers credited the Company for the return of inventory to the factory for rework. The credit received for the returns of the machine were $72,879, $449,411and 640,801 for the year ended March 31, 2004, 2003 and 2002. The manufacturers also credited the Company $740,940 for volume incentive rebates on purchases in fiscal 2003, which was recorded as a reduction of the inventory. The balance due from these manufacturers as of March 31, 2004 and 2003 was $95,580 and $1,091,871, respectively and will be applied to future purchases of inventory.

CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applied the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure an amendment of FASB Statement No. 123", which permits entities to provide pro forma net earnings
(loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied to options granted.

Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net earnings (loss) would have been changed to the pro-forma amounts indicated below for the years ended March 31:


                                                                         FISCAL YEARS ENDED MARCH 31
                                                         -------------------------------------------------------
                                                               2004               2003                 2002
                                                         ---------------     ---------------     ---------------
Net (loss) earnings, as reported                         $   (22,683,424)    $     1,217,812     $     6,289,065
Deductes: Total stock-based employee
  compensation expensed determined under
  fair value based method                                $      (723,058)    $    (1,740,624)    $      (115,489)

Net (loss) earnings, pro forma                           $   (23,406,482)    $      (522,812)    $     6,173,576

Net (loss) earnings per share - basic      As reported   $         (2.65)    $          0.15     $          0.88
                                           Pro forma     $         (2.73)    $         (0.06)    $          0.86

Net (loss) earnings per share - diluted    As reported   $         (2.65)    $          0.14     $          0.79
                                           Pro forma     $         (2.73)    $         (0.06)    $          0.78


The effect of applying SFAS No. 123 is not likely to be representative of the effects on reported net earnings (loss) for future years due to, among other things, the effects of vesting.

For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black- Scholes Option-Pricing Model in accordance with SFAS No. 123 using the following weighted-average assumptions:


      o Fiscal 2004: expected dividend yield 0%, risk- free interest rate of 4%, volatility between 80% and 110% and expected term of three years.

      o Fiscal 2003: expected dividend yield 0%, risk- free interest rate of 4%, volatility 71% and expected term of three years.

      o Fiscal 2002: expected dividend yield 0%, risk- free interest rate of 6.08% to 6.81%, volatility 42% and expected term of two years.

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

The following table presents a reconciliation of basic earnings, loss per share and diluted earnings per share:

                                                            FISCAL YEARS ENDED MARCH 31
                                                   -------------------------------------------
                                                       2004            2003            2002
                                                   ------------    ------------   ------------
                                                                                   (Restated)
Net (loss) earnings                                $(22,683,424)   $  1,217,812   $  6,289,065
(Loss) earnings available to common shareholders   $(22,683,424)   $  1,217,812   $  6,289,065
Weighted average shares outstanding - basic           8,566,116       8,114,330      7,159,142
(Loss) earnings per share - basic                  $      (2.65)   $       0.15   $       0.88

Effect of dilutive securities:

  Stock options/Warrants                                     --         817,055        784,331

  Convertible debentures                                     --              --             --

Weighted average shares outstanding - diluted         8,566,116       8,931,385      7,943,473
Earnings per share - diluted                       $      (2.65)   $       0.14   $       0.79


For fiscal years ended 2004, 2003 and 2002, 2,657,532, 0 and 0 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

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

RECLASSIFICATIONS

Certain prior years amounts have been reclassified to conform to the current year presentation.

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

      On July 14, 2004, Josef A. Bauer, a director, advanced a short-term loan of $200,000 to us which we used to meet our working capital obligations. The interest rate on the loan is 8.5% per annum and the loan is payable on demand. On August 26, 2004, we repaid Mr. Buaer a total of $202,109, including $2,109 in interest.

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

In September, 2004, management revised the cash flow for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003 and years ended March 31, 2003 and 2004. The amendments are related to the reclassification of the "Restrict Cash" and "Bank Overdraft". There is no effect to the Statement of Operations. The following table shows the reclassification of the cash flow:

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                COMPRESSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR QUARTERS ENDED
                                                 ---------------------------------------------------------------------------------
                                                   06/30/03      06/30/03       09/30/03      09/30/03     12/31/03      12/31/03
                                                   --------      --------       --------      --------     --------      --------
                                                  AS REPORTED   AS AMENDED    AS REPORTED    AS AMENDED   AS REPORTED   AS AMENDED
                                                  -----------   ----------    -----------    ----------   -----------   ----------
                                                  (Unaudited)  (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Cash flows from operating activities
   Net Income                                    $ (2,317,352) $ (2,317,352) $ (2,974,021) $ (2,974,021) $(13,424,622) $(13,424,622)
      Net Cash Used in Operating Activities           (10,948)      282,757    (4,678,328)   (4,380,280)   (4,998,092)   (4,998,092)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash used in Investing Activities          (299,186)     (322,897)     (157,178)     (186,370)     (434,065)     (462,067)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net cash provided by Financing Activities       128,282      (141,712)    5,673,244     5,404,388     5,399,850     5,427,852
                                                 ------------  ------------  ------------  ------------  ------------  ------------
DECREASE IN CASH AND CASH EQUIVALENTS                (181,852)     (181,852)      837,738       837,738       (32,307)      (32,307)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      268,265       268,265       268,265       268,265       268,265       268,265
                                                 ------------  ------------  ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $     86,413  $     86,413  $  1,106,003  $  1,106,003  $    235,958  $    235,958
                                                 ============  ============  ============  ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest           $    188,469  $    188,469  $    350,192  $    350,192  $    591,817  $    591,817
                                                 ============  ============  ============  ============  ============  ============
Cash paid during the year for income taxes       $         --  $         --  $    205,000  $    205,000  $    205,000  $    205,000
                                                 ============  ============  ============  ============  ============  ============


                                                                      FOR YEARS ENDED
                                                 -------------------------------------------------------
                                                   03/31/03      03/31/03       03/31/04      03/31/04
                                                   --------      --------       --------      --------
                                                  AS REPORTED   AS AMENDED    AS REPORTED    AS AMENDED
                                                  -----------   ----------    -----------    ----------
Cash flows from operating activities
   Net Income                                    $ 1,217,812   $  1,217,812  $(22,683,424) $(22,683,424)
      Net Cash Used in Operating Activities       (11,532,761)  (11,524,660)    3,221,924     3,221,924
                                                 ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash used in Investing Activities        (1,144,064)   (1,468,791)   (1,266,321)   (1,302,193)
                                                 ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net cash provided by Financing Activities     7,424,943     7,741,589    (1,867,525)   (1,831,853)
                                                 ------------  ------------  ------------  ------------
DECREASE IN CASH AND CASH EQUIVALENTS              (5,251,882)   (5,251,882)       88,078        88,078
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    5,520,147     5,520,147       268,264       268,264
                                                 ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    268,265  $    268,265  $    356,342  $    356,342
                                                 ============  ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest           $   406,126   $    406,126  $    943,018  $    943,018
                                                 ============  ============  ============  ============
Cash paid during the year for income taxes       $  153,849    $    153,849  $ 1,3688,804  $  1,388,804
                                                 ============  ============  ============  ============

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On February 9, 2004, the Company entered into a factoring agreement with Milberg Factors, Inc. ("Milberg") of New York City. The agreement allows the Company, at the discretion of Milberg, to factor its outstanding receivables without recourse up to a maximum of the lesser of $3.5 million or 80% of eligible accounts receivable, less certain reserves determined by Milberg. The Company will pay 0.8% of gross receivables in fees and the average balance of the line will be subject to interest on a monthly basis at prime plus 0.75% with a minimum rate not to decrease below 4.75%. The agreement contains minimum aggregate charges in any calendar year of $200,000, limits on incurring any additional indebtedness and the Company must maintain tangible net worth and working capital above $7.5 million. Milberg also received a security interest in all of the Company's accounts receivable and inventory located in the United States and a pledge of 66 2/3% of the Hong Kong Subsidiary. For the year ending March 31, 2004, the Company incurred $141,455 in related charges which are included in selling, general and administrative expenses in the accompanying statements of operations.

No accounts were factored for the year ended March 31, 2004 or 2003. As of March 31, 2004, the Company was in violation of the minimum tangible net worth and working capital requirements and subsequent to March 31, 2004, the agreement was terminated.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:


                                   USEFUL     MARCH 31      MARCH 31
                                    LIVE        2004          2003
                                 ---------   ----------    ----------
Computer and office equipment      5 years      465,810       313,222

Furniture and fixtures           5-7 years      381,164       341,777

Leasehold improvement                    *      103,776       110,841

Molds and tooling                  3 years    2,903,822     1,803,435
                                             ----------    ----------
                                              3,854,572     2,569,275

Less: Accumulated depreciation               (2,870,592)   (1,472,850)
                                             ----------    ----------
                                             $  983,980    $1,096,425
                                             ==========    ==========


* Shorter of remaining term of lease or useful life

NOTE 6 - RESTRICTED CASH

The Company, through the Hong Kong Subsidiary, maintains a letter of credit facility and short term loan with a major international bank. The Hong Kong Subsidiary was required to maintain a separate deposit account in the amount $874,283 and $838,411 at March 31, 2004 and 2003, respectively. This amount is shown as restricted cash in the accompanying balance sheets.

NOTE 7 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

The  Hong  Kong  Subsidiary   maintains   separate  credit   facilities  at  two
international banks. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

o Overdraft protection facilities ;

o Issuance and negotiation of letters of credit,

o Trust receipts; and

o A Company credit card .

      The facilities are secured by a corporate guarantee from the US company, restricted cash on deposit with the lender and require that the Company maintain a minimum tangible net worth of $2.7 million. The Hong Kong Subsidary was in compliance with requirements. The maximum available credit under the facility is
2.0 million. The credit facilities have been increased to $4 million by increasing the fixed deposit with the bank, which is used as collateral. The balances due under the facility March 31, 2004 and 2003 were $62,282 and 316,646, respectively. The interest rate is approximately 4%. At March 31, 2004, the Company has used all credit facilities to open the letter of credit to the factories for the purchase. The company does not have any additional availability under these facilities.

On April 26, 2001, the Company executed a Loan and Security Agreement with a commercial lender, which as amended was due to expire on March 31, 2004. As of January 31, 2004 the loan was paid in full, the facility was terminated and the UCC filings were released.

RELATED PARTY LOANS

      On July 14, 2004, Josef A. Bauer, a director, advanced a short-term loan of $200,000 to us which we are to use to meet our working capital obligations. The interest rate on the loan is 8.5% per annum and the loan is payable on demand. On August 26, 2004, we repaid Mr. Buaer a total of $202,109, including $2,109 in interest.

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

      According to the Emerging Issue Task Force (EITF) Issue No. 00-27, if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The incremental intrinsic value that resulted from the price reset equals additional shares multiplied by the stock market price at the issuing date of the debentures, which would be recorded as discount of convertible debentures and amortized over the remaining life of the debentures. The new adjusted conversion price is $1.41 [3.85- (3.85-0.60) X 75%] while the conversion price of each warrant is $1.46. As of July 30,2004, the number of shares issuable upon conversion of the debentures is 2,831,858. As a result, an additional discount of $687,638 was recorded, which is being amortized over the remaining life of the debentures. Total amortization for fiscal year ended March 31, 2004 totaled $757,851 and the unamortized discount totaled $2,554,511 at March 31, 2004.


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

The Company entered into a settlement agreement with the plaintiffs in the Class Action in March 2004. At a hearing in April 2004, the Court gave preliminary approval for the settlement and directed that notices be sent to shareholders pursuant to the settlement agreement. The notices advised shareholders of their rights and responsibilities concerning the settlement. We entered into a settlement agreement with the plaintiffs in the Class Action in March 2004.

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

The court entered an order approving the settlement agreement on July 30, 2004. The Company has issued the 400,000 thousand shares to the plaintiffs on November 22, 2004 and $800,000 was placed in escrow for the benefit of the plaintiffs.

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

In addition, the Company maintains various warehouse and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2004 are as follows:

                                      PROPERTY LEASES   EQUIPMENT LEASES
                                     ----------------   ----------------
   Year ending March 31:
              2005                   $        838,792   $         71,746
              2006                            579,851             19,502
              2007                            495,545              7,969
              2008                            371,659             13,044
              2009                            371,659              8,002
                                     ----------------   ----------------
                                     $      2,657,506   $        120,263
                                     ================   ================


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


MERCHANDISE LICENSE AGREEMENTS

The Company entered into a licensing agreement with MTV in November 2000 and had amended the agreement five times since that date. This license covers the sale of MTV products in the United States, Canada and Australia. During fiscal 2004, the Company's product line consisted of nine MTV branded machines and a wide assortment of MTV branded music. The license agreement as amended with MTV currently expires on December 31, 2004, subject to MTV's option, at its sole discretion, to extend the agreement. The minimum payment for the calendar year 2004 is $300,000, which is recoupable against sales throughout the calendar year, unless the license agreement is cancelled. The remaining future minimum payment is $200,000 as March 31, 2004.

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

The Company entered into a license agreement with Care Bears in September 2003. Under this agreement, the Company licensed Care Bears branded machines and electronic products. This license expires on January 1, 2006. Over the term of the license agreement, the Company is obligated to make guaranteed minimum royalty payments over a specific period of time in the amount of $200,000. The Company had amended the agreement in September to reduce the minimum payment $85,000 with the expiration date on December 31, 2004. The remaining future minimum payment is $175,000 as of March 31, 2004.

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


During period presented, the Company issued the following shares of stock.


Years ended March 31,       Number of shares issued      Proceed to company
---------------------       -----------------------      ------------------
         2004                       580,640              $         860,535

         2003                       515,651              $         242,119

         2002                     1,481,347              $       1,319,190



GUARANTEE FEES

During the year ended March 31, 2000, the Company issued 525,000 shares of common stock to two officers of the Company in exchange for guarantees related to the Company's factor agreement, and letter of credit agreement. These guarantee fees totaled $590,625 and were amortized over a period of 31 months. For the year ended March 31, 2002, $171,472 of deferred fees were charged to operations. There were no remaining deferred guarantee fees at March 31, 2002.

EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share", basic (loss) earnings per share are computed by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

In fiscal 2004, 2,657,532 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive. Additionally, there were 1,618,570 common stock options and warrants outstanding with exercise prices between $1.30 and $14.30. In addition, there was a potential 1,038,962 shares that may be issued in connection with the Convertible Debentures if certain conditions exist. However, the Convertible Debentures are now convertible into 2,836,879 shares of common stock because of a reset conversion price.



STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2004, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual in any fiscal year. As of September 30, 2004, the Company had granted 1,101,490 options under the Year 2001 Plan, leaving 1,027,530 options available to be granted. As of September 30, 2004, the Company had 358,700 options issued and outstanding under its 1994 Plan.

The exercise price of employee common stock option issuances in 2004, 2003 and 2002 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years. A summary of the options issued as of presented period and changes during the years is presented below.

In accordance with SFAS No. 123, for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its options issued. The following table sets forth the issuances of stock options for the periods presented.



                                                  FISCAL 2004               FISCAL 2003                FISCAL 2002
                                           ------------------------   ------------------------   ------------------------
                                                          WEIGHTED                   WEIGHTED                   WEIGHTED
                                                          AVERAGE                    AVERAGE                    AVERAGE
                                            NUMBER OF     EXERCISE    NUMBER OF      EXERCISE    NUMBER OF      EXERCISE
                                            OPTIONS        PRICE       OPTIONS        PRICE        OPTIONS       PRICE
                                           ----------    ----------   ----------    ----------   ----------    ----------
STOCK OPTIONS:

BALANCE AT BEGINNING OF PERIOD              1,543,250    $     4.43    1,094,475    $     2.11    2,433,300    $     1.31

GRANTED                                       423,980          2.66      597,000          7.88       82,800          3.92

EXERCISED                                    (448,500)         1.91     (143,725)         1.63   (1,406,625)          .87

FORFEITED                                    (491,200)         6.75       (4,500)         2.04      (15,000)         2.04
                                           ----------                 ----------                 ----------
BALANCE AT END OF PERIOD                    1,027,530    $     3.95    1,543,250    $     4.43    1,094,475    $     2.11
                                           ==========                 ==========                 ==========
OPTIONS EXERCISABLE AT END OF PERIOD          630,168    $     4.48      976,250    $     2.45      647,738    $     2.11

WEIGHTED AVERAGE FAIR VALUE OF OPTIONS
  GRANTED DURING THE PERIOD                                    2.65                 $     8.19                 $     1.54


The  following  table  summarizes   information  about  employee  stock  options
outstanding at March 31, 2004 :

                             NUMBER         WEIGHTED AVERAGE                                   NUMBER
                          OUTSTANDING           REMAINING          WEIGHTED AVERAGE         EXERCISABLE        WEIGHTED AVERAGE
                       AT MARCH 31, 2004    CONTRACTUAL LIFE        EXERCISE PRICE       AT MARCH 31, 2004      EXERCISE PRICE
                       ------------------  -------------------   --------------------    ------------------  --------------------
$1.30 - $1.97                     288,330                 8.43   $               1.73                20,001  $               1.30
$2.04                             373,700                 2.39   $               2.04               373,000  $               2.04
$3.83 -$7.26                      215,000                 7.20   $               5.66                91,667  $               5.67
$9.00 -$14.30                     150,500                 6.47   $              10.47               145,500  $              10.43
                       ------------------                                                ------------------
                                1,027,530                                                           630,168
                       ==================                                                ==================

STOCK WARRANTS

During fiscal year 2004, the Company issued a total of 591,040 stock purchase warrants as follows. In September, 2003, 457,143 of the warrants were issued to investors in connection with the $4 million debenture offering (see Note 8) and 103,896 warrants were issued to the respective investment banker. The estimated fair value of the warrants issued to the investors in the amount of $1,180,901 was recorded as a discount on the debentures and the estimated fair value of the warrants issued to the investment banker in the amount of $268,386 has been record as deferred fees. Both amounts are being amortized over the term of the debentures. In February 2004, the Company issued an additional 30,001 warrants to the investors in connection with a settlement agreement (see Note 8). The estimated fair value of these warrants totaled $30,981, which was expensed as component of selling, general and administrative expenses. The weighted average fair value of warrants issued during fiscal 2004 was $2.67.

On July 30,  2004,  the  exercise  price  for  457,143  warrants  issued  to the
debentures'   holder  has  been  adjusted  from  $4.05  to  $1.46   pursuant  to
antidilution provision (see Note 8).

NOTE 11 - INCOME TAX

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2004, 2003 and 2002:



                                     2004            2003           2002
                                 ------------    ------------   ------------
                                                                (as restated)
Current:
U.S. Federal                     $ (1,071,709)   $    663,816   $  1,027,545
Foreign                                    --       1,230,650        748,672
State                                 (95,398)         38,500        119,277
Deferred                            1,925,612      (1,734,194)            --
                                 ------------    ------------   ------------
                                 $    758,505    $    198,772   $  1,895,494
                                 ============    ============   ============


The United States and foreign components of earnings (loss) before income taxes are as follows:


                                     2004            2003         2002
                                 -------------   -------------   -----------
UNITED STATES                    $ (21,362,610)  $  (5,952,129)  $ 3,669,341
FOREIGN                               (562,309)      7,368,713     4,515,218
                                 -------------   -------------   -----------
                                 $ (21,924,919)  $   1,416,584   $ 8,184,559
                                 =============   =============   ===========


      The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2004, 2003 and 2002 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:


                                                                        2004             2003             2002
                                                                   ---------------  ---------------  ---------------
                                                                                                           (AS
                                                                                                        RESTATED)

      Expected tax expense (benefit)                               $   (7,454,472)  $      481,880   $    2,782,750
      State income taxes, net of Federal income tax benefit              (426,796)         (43,204)          78,723
      Permanent differences                                                 5,830           69,114               --
      Deemed Dividend                                                     410,513        1,011,628        1,027,545
      Change in valuation allowance                                     8,160,924               --       (1,059,089)
      Tax rate differential on foreign earnings                            92,781       (1,326,368)        (812,739)
      Other                                                               (30,274)           5,723         (121,696)
                                                                   ---------------  ---------------  ---------------
      Actual tax expense                                           $      758,505   $      198,772   $    1,895,494
                                                                   ===============  ===============  ===============

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:


                                              2004           2003           2002
                                           -----------    -----------    -----------
                                                                        (As restated)
Deferred tax assets:
Inventory differences                      $ 2,309,488    $ 1,491,021    $        --
State net operating loss carryforward          502,417        171,019         89,315
Federal net operating loss carryforward      2,425,186             --             --
Hong Kong net operating loss carryforward       98,404             --             --
Hong Kong foreign tax credit                 2,447,746             --             --
AMT credit carryforward                         70,090             --             --
Bad debt reserve                                33,323        137,958          4,087
Reserve for sales returns                      161,726        110,303         55,886
Stock based expense                             13,056             --             --
Charitable contributions                        58,037             --             --
Amortization of reorganization intangible       68,981         28,076         36,400
                                           -----------    -----------    -----------
Total Gross Deferred Assets                  8,175,397      1,938,377        198,744
Less valuation allowance                    (8,160,924)            --             --
Deferred tax liability                       1,938,377             --             --
Depreciation                                   (14,473)       (12,765)        (7,326)
                                           -----------    -----------    -----------
Net Deferred Tax Asset                     $     (0.00)   $ 1,925,612    $   191,418
                                           ===========    ===========    ===========


NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:


                Fiscal 2004   Fiscal 2003   Fiscal 2002
                -----------   -----------   -----------
United States   $43,044,496   $77,696,780   $62,381,366
Asia                     --        21,310        49,314
Australia           959,444       814,334            --
Europe           25,783,789    15,714,846            --
Latin America       753,399     1,366,496        45,073
                -----------   -----------   -----------
                $70,541,128   $95,613,766   $62,475,753
                ===========   ===========   ===========


The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2004, 2003 and 2002 totaled $55,402, $61,466 and $41,733, respectively. The amounts are included as a component of compensation expenses in the accompanying statements of operations. The Company does not provide any post employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, SUPPLIERS, AND FINANCING

The Company derives primarily all of its revenues from retailers of products in the U.S. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2004, 65% of accounts receivable were due from three customers: two from the U.S. and one from an International Customer. Accounts receivable from three customers that individually owed over 10% of accounts receivable at March 31, 2004 was 31%, 24% and 10%. Accounts receivable from four customers that individually owed over 10% of accounts receivable at March 31, 2003 was 22%, 19%, 15% and 11%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

During fiscal years 2004, 2003 and 2002, manufacturers in the People's Republic of China ("China") accounted for approximately 96%, 94% and 95%, respectively, of the Company's total product purchases, including all of the Company's hardware purchases.

Net sales derived from the Hong Kong Subsidiary aggregated $43.1 million in 2004, $49.3 million in 2003 and $27.2 million in 2002. The carrying value of net assets held by the Company's Hong Kong based subsidiary was $ 14.4 million at March 31, 2004.

NOTE 15 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2004 and 2003 are set forth in the following table:


                                                                                 BASIC         DILUTED
                                                                               EARNINGS        EARNINGS
                                                             NET EARNINGS      (LOSS)           (LOSS)
                                 SALES       GROSS PROFIT       (LOSS)        PER SHARE       PER SHARE
                             -------------   -------------   -------------   ------------    ------------
                             (In thousands)  (In thousands)  (In thousands)
2004
First quarter                        7,628           1,726          (2,317)         (0.28)          (0.28)
Second quarter                      32,852           5,420            (657)         (0.08)          (0.08)
Third quarter                       28,690          (2,601)        (10,451)         (1.20)          (1.20)
Fourth quarter                       1,371          (2,727)         (9,259)         (1.09)          (1.09)
                             -------------   -------------   -------------   ------------    ------------
Total                               70,541           1,818         -22,684          (2.65)          (2.65)
                             =============   =============   =============   ============    ============

2003
First quarter                        4,152           1,660          (1,191)         (0.15)          (0.15)
Second quarter                      32,977           9,416           3,827           0.47            0.44
Third quarter                       48,870          13,431           3,321           0.41            0.39
Fourth quarter                       9,615          (1,222)         (4,739)         (0.58)          (0.58)
                             -------------   -------------   -------------   ------------    ------------
Total                               95,614          23,285           1,218           0.15            0.10
                             =============   =============   =============   ============    ============

2002
First quarter                        5,523           1,861            (115)         (0.03)          (0.03)
Second quarter                      15,749           5,310           1,825           0.27            0.23
Third quarter                       34,159          11,439           4,690           0.96            0.82
Fourth quarter                       7,045           3,013            (111)          0.02           (0.02)
                             -------------   -------------   -------------   ------------    ------------
Total                               62,476          21,623           6,289           1.22            1.00
                             =============   =============   =============   ============    ============



(1) Includes additional inventory write-downs totaling $4.8 million and deferred tax valuation allowance adjustment in the amount of $1.9 million.

(2)   Includes additional inventory write-downs totaling $1.7 million.

                                SUPPLEMENTAL DATA

                                   SCHEDULE II


                                                                                    REDUCTION TO
                                                          BALANCE AT    CHARGED TO    ALLOWANCE     CREDITED TO     BALANCE AT
                                                         BEGINNING OF   COSTS AND        FOR         COSTS AND        END OF
                     DESCRIPTION                            PERIOD       EXPENSES     WRITE OFF      EXPENSES         PERIOD
--------------------------------------------------       -----------   -----------   -----------    -----------    -----------
Year ended March 31, 2004
Reserves deducted from assets to which they apply:
        Allowance for doubtful accounts                  $   405,759   $    70,788   $  (148,074)   $  (230,464)   $    98,009
        Deferred tax valuation allowance                 $        --   $ 8,160,924             $    $              $ 8,160,924
        Inventory reserve                                $ 3,715,357   $ 7,627,926             $    $(4,181,408)   $ 7,161,875

Year ended March 31, 2003
Reserves deducted from assets to which they apply:
        Allowance for doubtful accounts                  $    12,022   $   412,055   $        --    $   (18,318)   $   405,759
        Deferred tax valuation allowance                 $        --   $        --   $        --    $        --    $        --
        Inventory reserve                                $        --   $ 3,715,357   $        --    $        --    $ 3,715,357

Year ended March 31, 2002
Reserves deducted from assets to which they apply:
        Allowance for doubtful accounts                  $     9,812   $    45,078   $   (42,868)   $        --    $    12,022
        Deferred tax valuation allowance                 $        --   $        --   $        --    $        --    $        --
        Inventory reserve                                $        --   $        --   $        --    $        --    $        --
