Form 10-Q/A
period 2004-06-30
SINGING MACHINE CO INC
filed 2005-01-04
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                  AMENDMENT TO

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended JUNE 30, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_|] No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       NUMBER OF SHARES
           CLASS                                OUTSTANDING ON JULY 30, 2004
Common Stock, $0.01 par value)                            9,802,318

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets - June 30, 2004
           (Unaudited) and March 31, 2004                                      3

          Consolidated Statements of Operations - Three months ended
           June 30, 2004 and 2003 (Unaudited)                                  4

          Consolidated Statements of Cash Flows - Three months ended
           June 30, 2004 and 2003 (Unaudited)                                  5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           23

Item 4.   Controls and Procedures                                             24

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   25

Item 2    Changes in Securities                                               25

Item 3.   Defaults Upon Senior Securities                                     25

Item 4.   Submission of Matters to a Vote of Security Holders                 25

Item 5.   Other Information                                                   25

Item 6    Exhibits and Reports on Form 8-K                                    25

Signatures                                                                    27

Exhibits

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,        MARCH 31,
                                                                             2004              2004
                                                                          ------------    ------------
                                                                          (UNAUDITED)
                                             ASSETS
Current Assets
Cash and cash equivalents                                                 $    313,574    $    356,342
Restricted Cash                                                                863,968         874,283
Accounts Receivable, less allowances of $76,617 and
   $98,009, respectively                                                     2,020,834       3,806,166
Due from manufacturers                                                         228,169          95,580
Inventories                                                                  4,763,060       5,923,267
Prepaid expense and other current assets                                     1,112,962         783,492
Insurance receivable                                                           800,000         800,000
Refundable tax                                                               1,111,401       1,178,512
                                                                          ------------    ------------
           TOTAL CURRENT ASSETS                                             11,213,968      13,817,642

PROPERTY AND EQUIPMENT, at cost less accumulated
   depreciation of $2,700,000 and $2,567,000 respectively                      869,782         983,980
OTHER ASSETS
Other non-current assets                                                       551,070         615,773
                                                                          ------------    ------------
           TOTAL ASSETS                                                   $ 12,634,820    $ 15,417,395
                                                                          ============    ============

                         LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Bank overdraft                                                            $     55,504    $     62,282
Accounts payable                                                             3,852,160       4,651,675
Accrued expenses                                                             2,796,912       3,481,905
Customer credits on account                                                  1,806,784       2,111,484
Convertible debentures, net of unamortized discount of $2,221,796            1,778,204       1,445,489
and $2,554,511, respectively
Subordinated debt-related parties                                            1,000,000       1,000,000
Note payable - related party                                                    40,000              --
Income taxes payable                                                         2,554,952       2,447,746
                                                                          ------------    ------------
           TOTAL CURRENT LIABILITIES                                        13,884,516      15,200,581

SHAREHOLDERS' (DEFICIT) EQUITY
Preferred stock, $1.00 par value; 1,000,000 shares authorized,
   no shares issued and outstanding                                                 --              --
Common stock, Class A, $.01 par value; 100,000 shares authorized;
   no shares issued and outstanding                                                 --              --
Common stock, $0.01 par value; 18,900,000 shares authorized;
   8,802,318 and 8,171,678 shares issued and outstanding                        88,023          87,523
Additional paid-in capital                                                  10,104,998      10,052,498
Accumulated (deficit)/retained earnings                                    (11,442,717)     (9,923,207)
                                                                          ------------    ------------
           TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                             (1,249,696)        216,814
                                                                          ------------    ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)$EQUITY           $ 12,634,820    $ 15,417,395
                                                                          ============    ============


   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            FOR THREE MONTHS
                                                              ENDING JUNE 30,
                                                        --------------------------
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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                           FOR THREE MONTHS
                                                                            ENDING JUNE 30,
                                                                      --------------------------
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


                                                                           JUNE 30, 2004     JUNE 30, 2003
                                                                           --------------    --------------
      Net loss                                          As reported      $    (1,519,510)   $   (2,317,352)
                                                        Pro forma        $    (1,644,659)   $   (2,518,804)
      Net loss per share - basic & diluted              As reported      $         (0.17)   $        (0.28)
                                                        Pro forma        $         (0.19)   $        (0.30)

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

      First Quarter 2004     expected dividend yield 0%, risk-free interest rate
                             of 4%, volatility 79.9% and expected term of five years.

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

CREDIT FACILITY

      The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

      o     Overdraft protection facilities

      o Issuance and negotiation of letters of credit, both regular and discrepant

      o     Trust receipts

      o     A Company credit card

      t 6 0 These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lender and require that the Company maintain a minimum tangible net worth. The maximum available credit under the facilities is $2.0 million. The balance at June 30, 2004 and March 31, 2004 was $55,505 and $62,282, respectively. The interest rate is approximately 4%. At June 30, 2004, the company does not have any additional availability under these facilities.

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

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

      During the three months ended June 30, 2004 and 2003, the Company issued the following shares of stock.

                                     NUMBER OF        ROCEEDS TO
      JUNE 30,                     SHARES ISSUED     P COMPANY
                                   --------------    ------------
       2004                               50,000            None
       2003                              128,500    $    207,735


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

NOTE 7 - SEGMENT INFORMATION

      The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary in Hong Kong. Sales by geographic region for the quarter ended June 30 were as follows:

      The geographic area of sales is based primarily on the location where the product is delivered.

                                       2004                      2003
                                 -----------------         ----------------
      North America              $       2,422,222         $      3,863,002
      Europe                             1,405,482                3,764,973
      Latin America                         29,168                       --
                                 -----------------         ----------------
                                 $       3,856,872         $      7,627,975
                                 =================         ================

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


PRICE OF SINGING MACHINE    ADJUSTED CONVERSION   NUMBER OF SHARES ISSUABLE UPON
      COMMON STOCK          PRICE OF DEBENTURE        CONVERSION OF DEBENTURE
-------------------------  --------------------  -------------------------------
         $0.50                     $1.34                     2,985,075
         $0.375                    $1.23                     3,252,033
         $0.25                     $1.15                     3,478,261

If stock is issued after September 8, 2004 but February 26, 2006 or whenever all of the convertible debentures are converted into shares of our common stock, the set price of the convertible debentures will be reduced to an amount equal to 50% of the difference between set price and the effective purchase price of the shares.

PRICE OF SINGING MACHINE    ADJUSTED CONVERSION   NUMBER OF SHARES ISSUABLE UPON
      COMMON STOCK          PRICE OF DEBENTURE        CONVERSION OF DEBENTURE
------------------------   --------------------  -------------------------------
         $0.50                   $2.18                     1,834,862
         $0.375                  $2.11                     1,895,735
         $0.25                   $2.05                     1,951,220

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

ITEM 2. CHANGES IN SECURITIES

      (a)   Not Applicable.

      (b)   Not Applicable.

      (c) On May 112, 2004, we issued 50,000 shares of our common stock to Jack Dromgold for consulting services that he had rendered to us regarding the marketing of our products. Mr. Dromgold has comprehensive information about our company because he served as our Executive Vice President of Sales for approximately 2-1/2 years before be became a consultant to our company. The shares issued to Mr. Dromgold were registered under the Securities Act on a registration statement on Form S-8. The shares did not contain any restrictive legends.

      (d)   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      EXHIBIT
      NO.         DESCRIPTION
      -------     --------------------------------------------------------------

         31.1     Certification  of the  Chief  Executive  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act

         31.2     Certification  of the  Chief  Financial  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act

         32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

      (b)   Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2003:

      Date of Report         Items Reported       Financial Statements Files
      ------------------    ------------------  -------------------------------
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

                                          THE SINGING MACHINE COMPANY, INC.


Dated: January 3, 2005                   By:  /s/ JEFFREY S. BAROCAS
                                            ------------------------------------
                                            Jeffrey S. Barocas
                                            Chief Financial Officer
                                           (Principal Financial Officer and
                                            Accounting Officer)



Dated  January 3, 2005                   By:  /s/ YI PING CHAN
                                            ------------------------------------
                                            Chief Executive Officer and
                                            Chief Operating Officer

                                  EXHIBIT INDEX


EXHIBIT
NO.      DESCRIPTION
-------  -----------------------------------------------------------------------

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