Form 10-Q/A
period 2004-06-30
SINGING MACHINE CO INC
filed 2005-01-04
CIK 923601

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

      (d)   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004 (the "Evaluation Date"). In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures. Management and Grant Thornton LLP, have advised our Audit Committee that during the course of the fiscal 2004 audit, they noted deficiencies in internal controls relating to:

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