Form 10-K/A
period 2003-03-31
SINGING MACHINE CO INC
filed 2005-01-18
CIK 923601

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

The Company's commitments for debt and other contractual arrangements are summarized as follows:

--------------------- ------------------ -----------------------------------------------------------
                                        Years ending March 31,
--------------------- ------------------ -----------------------------------------------------------
                            Total       2004          2005        2006         2007          2008
---------------------   ----------   ----------   ----------   ----------   ----------   ----------
Merchandise License     $1,595,000   $1,395,000   $  150,000   $   50,000           --           --
Guarantee
---------------------   ----------   ----------   ----------   ----------   ----------   ----------
Property Leases         $3,638,771   $1,330,158   $  924,338   $  517,071   $  495,545   $  371,659
---------------------   ----------   ----------   ----------   ----------   ----------   ----------
Equipment Leases        $   86,016   $   46,525   $   19,965   $   10,322   $    7,969   $    1,235
---------------------   ----------   ----------   ----------   ----------   ----------   ----------
Subordinated Debt       $1,000,000   $1,000,000
- Related Parties
Convertible Debenture   $4,000,000                $4,000,000

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

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). As a result of certain deficiencies relating to unrecorded liabilities related to income taxes, we needed to restate our financial statements for fiscal 2002 and 2001 to include a higher accrual for income taxes. We performed additional procedures ("Additional Procedures") to supplement our internal controls in order to mitigate the effect of certain weaknesses and deficiencies that had been identified in the Evaluation and to prevent misstatements or omissions in our consolidated financial statements resulting from such factors. Based on this Evaluation, our chief executive officer and our chief financial officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

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

                                       THE SINGING MACHINE COMPANY, INC.

Dated: January 17, 2005                By:   /s/ YI PING CHAN
                                          --------------------------------------

                         Interim Chief Executive Officer
                          (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

      SIGNATURE                CAPACITY                             DATE
----------------------    -----------------------------------   ----------------

/s/ YI PING CHAN          Chief Executive Officer               January 17, 2005
----------------------
Yi Ping Chan

/s/ JEFF BAROCAS          Chief Financial Officer (Principal    January 17, 2005
----------------------    Financial and Accounting Officer)
Jeff Barocas

/s/ JOSEF A. BAUER        Director                              January 17, 2005

----------------------
Josef A. Bauer

/s/ BERNARD APPEL         Director                              January 17, 2005

----------------------
Bernard Appel

/s/ HARVEY JUDKOWITZ      Director                              January 17, 2005

----------------------
Harvey Judkowitz

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

                                 March 31, 2003

                        The Singing Machine Company, Inc.
                                 and Subsidiary

                                    CONTENTS

Report from GT 2003
Report reissued from Salberg 2002
Report reissued from Salberg 2001

                           [GRANT THORNTON LETTERHEAD]

                     REPORT OF FORMER INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

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

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, on March 14, 2003, the Company was notified of its violation of the net worth covenant of its Loan and Security Agreement (the "Agreement") with its commercial lender (the "Lender") and the Company was declared in default under the Agreement. As of June 24, 2003, the Company has minimal liquidity. In June 2003, this Lender amended the Agreement through July 31, 2003 but did not waive the condition of default (see Note 9). This continuing condition of default raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to increasing liquidity and restructuring the Agreement are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully discussed in Note 3 to the consolidated financial Statements, the Company has restated its classification of bank overdraft and restricted cash in its consolidated statement of cash flows for the year ended March 31, 2003.

/s/ Grant Thornton LLP

Miami, Florida
June 24, 2003 (except for Note 9, as to which the date is July 8, 2003 and Note 15, as to which the date is July 10, 2003 and the fifth paragraph of Note 3 as to which the date is September 20, 2004.)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

In September, 2004, management revised the cash flow for the period ending June 30, 2003, September 30, 2003 ,December 31, 2003 and March 31,2003. The
amendments are related to the reclassification of the "Restrict Cash" and "Bank Overdraft". There is no effect to the Statement of Operations. The following table shows the reclassification of the cash flow:

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                 COMPRESSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  (UNAUDITED EXCEPT FOR PERIOD ENDING 03/31/03)

                                                                                  For Period Ending
                                                            --------------------------------------------------------------------
                                                                03/31/03           03/31/03         06/30/03         06/30/03
                                                             ----------------  -----------------  --------------   -------------
                                                               As reported        As amended       As reported      As amended
                                                             ----------------  -----------------  --------------   -------------
Cash flows from operating activities
      Net Income                                            $      1,217,812  $       1,217,812  $   (2,317,352) $   (2,317,352)

             Net Cash Used in Operating Activities               (11,532,761)       (11,524,680)        (10,948)        282,757
                                                             ----------------  -----------------  --------------   -------------

Cash flows from investing activities
             Net cash used in Investing Activities                (1,144,064)        (1,468,791)       (299,186)       (322,897)
                                                             ----------------  -----------------  --------------   -------------

Cash flows from financing activities

             Net cash provided by Financing Activities             7,424,943          7,741,589         128,282        (141,712)
                                                             ----------------  -----------------  --------------   -------------

Decrease in cash and cash equivalents                             (5,251,882)        (5,251,882)       (181,852)       (181,852)

Cash and cash equivalents at beginning of period                   5,520,147          5,520,147         268,265         268,265
                                                             ----------------  -----------------  --------------   -------------

Cash and cash equivalents at end of period                  $        268,265  $         268,265  $       86,413  $       86,413
                                                             ================  =================  ==============   =============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                      $        406,126  $         406,126  $      188,469  $      188,469
                                                             ================  =================  ==============   =============
Cash paid during the year for income taxes                  $        153,849  $         153,849  $            -  $            -
                                                             ================  =================  ==============   =============
                                                                                     For Period Ending
                                                            --------------------------------------------------------------------
                                                                09/30/03           09/30/03         12/31/03         12/31/03
                                                             ----------------  -----------------  --------------   -------------
                                                             As reported       As amended         As reported      As amended
                                                             ----------------  -----------------  --------------   -------------
Cash flows from operating activities
      Net Income                                            $     (2,974,021)$       (2,974,021)$   (13,424,622)$   (13,424,622)

             Net Cash Used in Operating Activities                (4,678,328)        (4,380,280)     (4,998,092)     (4,998,092)
                                                             ----------------  -----------------  --------------   -------------

Cash flows from investing activities
             Net cash used in Investing Activities                  (157,178)          (186,370)       (434,065)       (462,067)
                                                             ----------------  -----------------  --------------   -------------

Cash flows from financing activities

             Net cash provided by Financing Activities             5,673,244          5,404,388       5,399,850       5,427,852
                                                             ----------------  -----------------  --------------   -------------

Decrease in cash and cash equivalents                                837,738            837,738         (32,307)        (32,307)

Cash and cash equivalents at beginning of period                     268,265            268,265         268,265         268,265
                                                             ----------------  -----------------  --------------   -------------

Cash and cash equivalents at end of period                  $      1,106,003 $        1,106,003 $       235,958 $       235,958
                                                             ================  =================  ==============   =============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                      $        350,192 $          350,192 $       591,817 $       591,817
                                                             ================  =================  ==============   =============
Cash paid during the year for income taxes                  $        205,000 $          205,000 $       205,000 $       205,000
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

The exercise price of common stock option issuances in 2003 and 2002 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in 2003 or 2002. A summary of the options issued as of March 31, 2003, 2002 and 2001 and changes during the years is presented below:

                                    Number of   Weighted     Number of    Weighted     Number of    Weighted
                                     Options    Average                   Average                   Average
                                       and      Exercise    Options and   Exercise    Options and   Exercise
                                    Warrants      Price       Warrants      Price       Warrants      Price
Fiscal Year                                  2003                      2002                     2001
Stock Options:

Balance at beginning of period       1,094,475    $2.11       2,433,300    $1.31       1,593,300    $0.67

Granted                                567,000    $7.88          82,800    $3.92       1,245,750    $2.01

Exercised                             (143,725)   $1.63      (1,406,625)   $0.87        (371,250)   $0.84

Forfeited                               (4,500)   $2.04         (15,000)   $2.04         (34,500)   $0.92
                                     ---------                ---------                ---------
Balance at end of period
                                     1,513,250    $4.43       1,094,475    $2.11       2,433,300    $1.31
                                     =========                =========                =========
Options exercisable at end of          976,250    $2.45         647,738    $2.11       1,435,050    $0.70
period
                                     =========                =========                =========
Weighted average fair value of                    $8.19                    $1.54                    $0.85
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