Form 10-Q/A
period 2003-06-30
SINGING MACHINE CO INC
filed 2005-01-18
CIK 923601

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                       NUMBER OF SHARES
               CLASS                             OUTSTANDING ON JULY 30, 2003
  -------------------------------                ----------------------------
  Common Stock, $0.01 par value                           8,300,178

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

                                        2
                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

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

NOTE 7 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary. Sales by geographic region for the quarters ended June 30 were as follows:

SALES                                                   2003          2002
--------------------------------------------------- -------------  ------------
United States                                       $  3,863,002   $ 3,494,039

France                                                 1,018,046           --

Italy                                                    792,720           --

United Kingdom                                         1,532,065       429,496

Other                                                    422,142       373,306
                                                    -------------  ------------
   Consolidated Net Sales                           $  7,627,975   $ 4,296,841
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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date").Based on this Evaluation, our chief executive officer and our chief financial officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

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

                        THE SINGING MACHINE COMPANY, INC.

                             DATED JANUARY 16, 2005




By: /s/ Jeffrey Barocas
----------------------------------
Jeffrey Barocas
Chief Financial Officer



                             DATED JANUARY 16, 2005



By: /s/ Yi Ping Chang
----------------------------------
Yi Ping Change
Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.       DESCRIPTION
-------     -----------

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