Form 10-Q/A
period 2003-09-30
SINGING MACHINE CO INC
filed 2005-01-18
CIK 923601

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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 ----------------------------  -----------------------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                                     2003           2002           2003           2002
                                                 -------------  -------------  -------------  --------------
                                                                (as restated)                 (as restated)
NET SALES                                        $ 32,851,576   $ 32,269,779   $ 40,479,551   $  36,256,025

COST OF SALES                                      27,431,545     24,367,626     33,333,441      27,526,988
                                                 -------------  -------------  -------------  --------------

GROSS PROFIT                                        5,420,031      7,902,153      7,146,140       8,729,037

OPERATING EXPENSES
   Compensation                                     1,343,812        799,406      2,455,391       1,570,304
   Freight & handling                                 495,955        598,222        721,821         661,276
   Selling, general & administrative
     expenses                                       4,832,802      1,600,913      7,355,704       2,869,709
                                                 -------------  -------------  -------------  --------------

TOTAL OPERATING EXPENSES                            6,672,569      2,998,541     10,532,916       5,101,289
                                                 -------------  -------------  -------------  --------------

(LOSS) EARNINGS FROM OPERATIONS                    (1,252,538)     4,903,612     (3,386,776)      3,627,748

OTHER INCOME (EXPENSES)
   Other income (expenses)                            (90,649)       144,119        (82,980)        163,564
   Interest expense                                  (318,895)      (109,344)      (507,363)       (122,509)
   Interest income                                         --            339             --          11,943
                                                 -------------  -------------  -------------  --------------

NET OTHER (EXPENSES) INCOME                          (409,544)        35,114      (590,343)          52,998

 NET (LOSS) EARNINGS BEFORE
   INCOME TAX                                      (1,662,082)     4,938,726     (3,977,119)      3,680,746

INCOME TAX (BENEFIT) EXPENSE                       (1,005,413)     1,111,364     (1,003,098)        993,030

NET (LOSS) EARNINGS                              $   (656,669)  $  3,827,362   $ (2,974,021)  $   2,687,716
                                                 =============  =============  =============  ==============

(LOSS) EARNINGS PER SHARE:
   Basic                                         $      (0.08)  $       0.47   $      (0.35)  $        0.33
   Diluted                                       $      (0.08)  $       0.43   $      (0.35)  $        0.30

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING:
   Basic                                            8,490,658      8,119,026      8,389,165       8,090,102
   Diluted                                          8,490,658      8,881,970      8,389,165       8,899,023

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                    NET SALES

Net sales for the quarter ended September 30, 2003 decreased less than one percent to $32,851,576 compared to $32,269,779 for the quarter ended September 30, 2002. Due to the addition of new distributors and increased purchasing of existing customers, our international sales increased $8.3 million over the same period of the prior year from $6.9 million to $15.9 million at September 30, 2003.

                                  GROSS PROFIT

Gross profit for the quarter ended September 30, 2003 was $5,420,031 or 16.5% of sales as compared to $7,902,153 or 24.5% of sales for the quarter ended September 30, 2002. This decrease is the increased sales from our Hong Kong subsidiary to international and domestic customers. International sales were primarily in Europe for the quarter. Sales to international customers historically maintain lower selling prices, and thus a lower gross profit margin. The reason that sales to international customers normally have a lower profit margin than sales to U.S. customers is that many of the expenses and risks incurred with U.S. customers, such as commission and returns, are not incurred with international customers. Because there is less risk with the international sales, the Company is willing to receive a lower profit margin on these sales. Due to the increased inventory levels that were carried forward from March 31, 2003, pricing pressure based on increased competition and increasing international sales, the Company anticipates that the gross profit percentage for the remainder of the fiscal year will remain below last year's.

                               OPERATING EXPENSES

Operating expenses were $6,672,569 or 20.3% of total revenues for the quarter ended September 30, 2003. The expenses increased over prior year by $3,674,028, The primary factors that contributed to the increase in operating expenses for the quarter ended September 30, 2003 are:

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

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2002

                                    NET SALES

Net sales for the six months ended September 30, 2003 increased 12% to 40,479,551 as compared to $36,256,025 for the quarter ended September 30, 2002. Sales to the European countries increased $11.0 million over the same period in the prior year, as sales in the United States decreased $7.7 million. Our sales in the United States decreased primarily because of the increased competition in this market. New customers and increased concentration in existing customers contributed to the increase in the European market. The Company believes that sales in various other areas of the world, as well as in the United States will continue to fuel the company's growth. A portion of the decreased sales in the United States can be attributed to advertising allowances accrued for customers. Advertising allowances consist of co-operative advertising, marketing development funds, specific advertising and slotting fees. These allowances are variable and are negotiated every year.

                                  GROSS PROFIT

Gross profit for the six months ended September 30, 2003 was $7,146,140 or 17.7% of sales as compared to $8,729,037 or 24.1% of sales for the six months ended September 30, 2002.

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

                               OPERATING EXPENSES

Operating expenses were $10,532,916 or 26% of total revenues for the six months ended September 30, 2003. The expenses increased over prior year by $5.4 million. The primary factors that contributed to this increase in operating expenses for the six months ended September 30, 2003 are:

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

                             Dated January 17, 2005

By: /s/ Jeffrey Barocas
--------------------------------------------
Jeffrey Barocas
Chief Financial Officer

                             Dated January 17, 2005

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