Form 10-Q/A
period 2003-12-31
SINGING MACHINE CO INC
filed 2005-01-18
CIK 923601

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

                                                       FOR THE THREE MONTHS ENDEDED      FOR THE NINE MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                       -----------------------------   -----------------------------
                                                            2003           2002            2003            2002
                                                       ---------------  ------------   --------------  -------------
Net (loss) earnings                     As reported    $  (10,450,601)  $ 3,320,527    $ (13,424,622)  $  5,957,136
                                        Pro forma      $  (10,653,283)    3,291,655    $ (14,032,668)  $  5,870,518
Net (loss) earnings per share - basic   As reported    $        (1.20)  $      0.41    $       (1.58)  $       0.74
                                        Pro forma      $        (1.22)  $      0.41    $       (1.65)  $       0.72
Net (loss) earnings per share - diluted As reported    $        (1.20)  $      0.37    $       (1.58)  $       0.67
                                        Pro forma      $        (1.22)  $      0.37    $       (1.65)  $       0.66

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.                      DESCRIPTION
---------  ---------------------------------------------------------------------
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

                                                  Dated January 17, 2004

By: /s/ Jeffrey Barocas
--------------------------------------------

Jeffrey Barocas
Chief Financial Officer

                                                  Dated January 17, 2004

By: /s/ YI PING CHANG
--------------------------------------------

Yi Ping Chang
Chief Executive Officer

EXHIBITS

EXHIBIT NO.                      DESCRIPTION
---------  ---------------------------------------------------------------------
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