Form 10-K/A
period 2004-03-31
SINGING MACHINE CO INC
filed 2005-01-18
CIK 923601

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

----------
* Restated

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

Our commitments for debt and other contractual arrangements are summarized as follows:

                                                                  YEARS ENDING MARCH 31,
                                    ---------------------------------------------------------------------------
                                      TOTAL         2005         2006         2007         2008         2009
                                    ----------   ----------   ----------   ----------   ----------   ----------
Merchandise License Guarantee       $  525,000   $  375,000   $  150,000           --           --           --
Property Leases                     $2,657,506   $  838,792   $  579,851   $  495,545   $  371,659   $  371,659
Equipment Leases                    $  120,263   $   71,746   $   19,502   $    7,969   $   13,044   $    8,002
Subordinated Debt-related parties   $1,000,000   $1,000,000           --           --           --
Convertible Debentures              $4,000,000                $4,000,000           --           --           --

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

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report ("the Evaluation Date"), our management, including our chief executive officer and chief financial officer, conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934. In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures.

In July 2004, Management and Grant Thornton LLP, advised our Audit Committee that during the course of the fiscal 2004 audit, they noted deficiencies in internal controls relating to:

o weakness in our financial reporting process as a result of a lack of adequate staffing in the accounting department, and

o     accounting for consigned inventory and inventory costing.

Grant Thornton LLP advised the Audit Committee that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. In response, we hired an independent accounting firm as a consultant to review and implement procedures on inventory costing and valuation, as well accounts receivables and recognition in order to ensure that there were no material misstatements in our consolidated financial statements and to enable the completion of Grant Thornton LLP's audit of our consolidated financial statements for the fiscal year ended March 31, 2004. Our chief executive officer and our chief financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective, however as of the date of the filing of this amended report, our chief executive officer and our chief financial officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

We are committed to improving our financial organization. As part of this commitment we have hired a new Chief Financial Officer, Financial Controller, a staff accountant as well as a EDI/Accounting administration person responsible for retrieving and updating customers sales information and inventory, since our fiscal year ending March 31, 2004 and the filing of this amended report. In addition, we have taken the following actions to correct our internal controls since our fiscal year ending March 31, 2004 and the filing of this amended report:

i) We assigned one of our qualified accountants on temporary assignment from our Hong Kong subsidiary, to assist the company in the monthly financial closing. We hired the qualified staff accountant on September 20, 2004. The addition of this qualified Staff Accountant will provide us with the ability to strengthen internal controls with the additional segregation of finance functions. In addition with the new staff accountant we have implemented standard month end closing procedures with specific due dates to improve the accuracy and timeliness of the financial statements.

ii) We have had several meetings with a customer, who we have consigned our inventory. The objective of these meetings was to establish standard procedures for monthly reporting and reconciliation to ensure that transactions are recorded correctly. We now have our customer's commitment to verify and reconcile the consigned inventory account on a monthly basis. We will monitor the procedures for the next two months to insure compliance to the new established procedures.

iii) We have implemented an actual FIFO perpetual cost system. Our inventory costing module has been integrated into our general ledger module. The costing information automatically flows through to the financial statements without manual entry and ensures the data integrity and accuracy. Also it eliminates and prevents the manual entry error, which has created costing problems in the past.

Although we currently believe we will not need to take additional steps to remediate the above-referenced material weaknesses, we will continue to evaluate the effectiveness of our design and operation of our disclosure controls and procedures on an ongoing basis, and will take further action as appropriate.

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

            SIGNATURE                                      CAPACITY                      DATE
----------------------------------         ------------------------------------    -----------------

/s/ YI PING CHAN                           Chief Executive Officer                 January 17, 2005
----------------------------------
Yi Ping Chan

/s/ JEFF BAROCAS                           Chief Financial Officer (Principal      January 17, 2005
----------------------------------         Financial and Accounting Officer)
Jeff Barocas

/s/ JOSEF A. BAUER                         Director                                January 17, 2005

----------------------------------
Josef A. Bauer

/s/ BERNARD APPEL                          Director                                January 17, 2005

----------------------------------
Bernard Appel

/s/ HARVEY JUDKOWITZ                       Director                                January 17, 2005

----------------------------------
Harvey Judkowitz

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                        THE SINGING MACHINE COMPANY, INC.
                                 AND SUBSIDIARY

                                       50
                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

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

                     REPORT OF FORMER INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

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

As more fully discussed in Note 3 to the consolidated financial statements, the Company has restated its classification of bank overdraft and restricted cash in its consolidated statement of cash flows for the years ended March 31,2004 and 2003.

/s/ Grant Thornton LLP

Miami, Florida June 16, 2004 (except for the last paragraph of Note 7, as to which the date is July 14, 2004 and the fifth paragraph of Note 3, as to which the date is September 20, 2004.)

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

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes information about employee stock options outstanding at March 31, 2004 :

                             NUMBER         WEIGHTED AVERAGE                                   NUMBER
                          OUTSTANDING           REMAINING          WEIGHTED AVERAGE         EXERCISABLE        WEIGHTED AVERAGE
                       AT MARCH 31, 2004    CONTRACTUAL LIFE        EXERCISE PRICE       AT MARCH 31, 2004      EXERCISE PRICE
                       ------------------  -------------------   --------------------    ------------------  --------------------
$1.30 - $1.97                     288,330                 8.43   $               1.73                20,001  $               1.30
$2.04                             373,700                 2.39   $               2.04               373,000  $               2.04
$3.83 -$7.26                      215,000                 7.20   $               5.66                91,667  $               5.67
$9.00 -$14.30                     150,500                 6.47   $              10.47               145,500  $              10.43
                       ------------------                                                ------------------
                                1,027,530                                                           630,168
                       ==================                                                ==================0

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