Form 10-Q/A
period 2004-09-30
SINGING MACHINE CO INC
filed 2005-01-18
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-Q/A-2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....... 26

Item 4.  Controls and Procedures ......................................... 27

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 28

Item 2.  Changes in Securities ........................................... 28

Item 3.  Defaults Upon Senior Securities ................................. 29

Item 4.  Submission of Matters to a Vote of Security Holders ............. 29

Item 5.  Other Information ............................................... 29

Item 6.  Exhibits and Reports on Form 8-K ................................ 29

SIGNATURES ............................................................... 30

Exhibits

                The Singing Machine Company, Inc. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    September 30     March 31
                                                                                                        2004           2004
                                                                                                    ------------   ------------
                                                                                                    (Unaudited)
                                     Assets
                                     ------
Current Assets
     Cash and cash equivalents                                                                      $    928,096   $    356,342
     Restricted Cash                                                                                   1,544,302        874,283
     Accounts Receivable, less allowances of $295,089 and $98,009,
        respectively                                                                                   7,473,955      3,806,166
     Due from manufacturer                                                                               244,579         95,580
     Inventories                                                                                       3,410,275      5,923,267
     Prepaid expenses and other current assets                                                           582,954        783,492
     Insurance receivable                                                                                     --        800,000
     Refundable tax                                                                                           --      1,178,512
                                                                                                    ------------   ------------
                                                            Total Current Assets                      14,184,161     13,817,642

Property and Equipment, at cost less accumulated depreciation
     of $2,700,000 and $2,567,000, respectively                                                        1,382,096        983,980
Other Non-Current Assets                                                                                 483,579        615,773
                                                                                                    ------------   ------------
                                                                    Total Assets                    $ 16,049,836   $ 15,417,395
                                                                                                    ============   ============
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current Liabilities
     Bank overdraft                                                                                 $         --   $     62,282
     Accounts payable                                                                                  7,151,949      4,651,675
     Accrued expenses                                                                                  1,397,626      3,481,905
     Customer credits on account                                                                       1,560,621      2,111,484
     Due to factor                                                                                       474,968             --
     Convertible debentures, net of unamortized discount of 0
        and $2,554,511, respectively                                                                          --      1,445,489
     Subordinated debt-related parties                                                                 1,000,000      1,000,000
     Income tax payable                                                                                2,563,295      2,447,746
                                                                                                    ------------   ------------
                                                       Total Current Liabilities                      14,148,459     15,200,581

Long Term liabilities
     Convertible debentures, net of unamortized discount of $2,498,263
        and 0, respectively                                                                            1,501,737             --
                                                                                                    ------------   ------------
                                                     Total Long Term Liabilities                       1,501,737             --

Shareholders'  Equity
     Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding- - Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstan-ing - Common stock, $0.01 par value; 18,900,000 shares authorized; 9,202,318 and 8,752,318 shar92,023ued and outstan87,523 Additional paid-in capital 11,028,636
     10,052,498 Accumulated deficit (10,721,019) (9,923,207)
                                                                                                    ------------   ------------
                                                      Total Shareholders' Equity                         399,640        216,814
                                                                                                    ------------   ------------
                                     Total Liabilities and Shareholders'  Equity                    $ 16,049,836   $ 15,417,395
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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, Singing Machine had cash on hand of $928,096 in addition to $1,544,302 of restricted cash and no bank overdrafts, for a total of $2,472,398 compared to cash on hand of $356,342 and restricted cash of $874,283 and a bank overdraft of $62,282 at March 31, 2004, for a net balance of $1,168,343. From March 31,2004 to September 30, 2004 the cash balances increased $1,304,055. Our current liabilities decreased to $14,148,459 from $15,200,581 as of March 31, 2004. We had net working capital of $35,702 as of September 30, 2004 and a net working capital of $(1,382,939) as of March 31, 2004.

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

As of September 30, 2004, we have been advanced $474,968 by Crestmark bank. The Company could borrow up to the lesser of the $2.5 million or 70% of the eligible accounts receivable. We only factor the sales originated from the warehouses in the United State to the customer within United State. The factor company determines the eligible receivable based on their own credit standard, and the accounts' aging. As of September 30, 2004, the funds available to borrow from Crestmark bank are approximately $35,000.

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

WE HAVE JUST RECENTLY IMPLEMENTED A NUMBER OF PROCEDURES TO CORRECNT A NUMBER OF DEFICIENCIES WHICH CONSTITUTE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS AND PROCEDURES IN WHICH WERE IDENTIFIED IN THE AUDIT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL 2004

The identified deficiencies in our internal controls were related to:

o weaknesses in our financial reporting processes as a result of a lack of adequate staffing in the accounting department,

o accounting for consigned inventory and inventor costing.

We have implemented a number of procedures to correct these weaknesses in our internal controls. Specifically, the Registrant has expanded its personnel responsible for certain financial reporting by retaining a Chief Financial Officer, a Principal Accounting Officer and added a member to the accounting staff. The Registrant has also developed a monthly procedure for reconciling the accounting for consigned inventory and inventory costing. However, no assurances can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified material weaknesses in our controls and procedures. If we are unable to implement these changes effectively or efficiently there could be a material adverse effect on our operations or financial results.

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

                        THE SINGING MACHINE COMPANY, INC.

Dated  January 17, 2005        By:  /s/ YI PING CHAN
                                   --------------------------------------------
                                   Chief Executive Officer and
                                   Chief Operating Officer

Dated: January 17, 2005         By: /s/ JEFFREY S. BAROCAS
                                   --------------------------------------------
                                   Jeffrey S. Barocas
                                   Chief Financial Officer (Principal Financial
                                   Officer and Accounting Officer)