Form 10-Q/A
period 2003-06-30
SINGING MACHINE CO INC
filed 2005-01-19
CIK 923601

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

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

                             DATED JANUARY 19, 2005




By: /s/ Jeffrey Barocas
----------------------------------
Jeffrey Barocas
Chief Financial Officer



                             DATED JANUARY 19, 2005



By: /s/ Yi Ping Chang
----------------------------------
Yi Ping Change
Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.       DESCRIPTION
-------     -----------

31.1        Certifying Statement of the Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act

31.2        Certifying Statement of the Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act

32.1        Certifying Statement of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act

32.2        Certifying Statement of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act