Form 10-K/A
period 2004-03-31
SINGING MACHINE CO INC
filed 2005-01-19
CIK 923601

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

As of March 31, 2004, our commitments for debt and other contractual arrangements are summarized as follows:

                                                                  YEARS ENDING MARCH 31,
                                    ---------------------------------------------------------------------------
                                      TOTAL         2005         2006         2007         2008         2009
                                    ----------   ----------   ----------   ----------   ----------   ----------
Merchandise License Guarantee       $  525,000   $  375,000   $  150,000           --           --           --
Property Leases                     $2,657,506   $  838,792   $  579,851   $  495,545   $  371,659   $  371,659
Equipment Leases                    $  120,263   $   71,746   $   19,502   $    7,969   $   13,044   $    8,002
Subordinated Debt-related parties   $1,000,000           --   $1,000,000           --           --           --
Convertible Debentures              $4,000,000   $4,000,000           --           --           --           --

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

                                          THE SINGING MACHINE COMPANY, INC.

Dated: January 19, 2005                   By:   /s/ YI PING CHAN
                                            ------------------------------------
                                            Interim Chief Executive Officer
                                            (Principal Executive Officer)

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

            SIGNATURE                                      CAPACITY                      DATE
----------------------------------         ------------------------------------    -----------------

/s/ YI PING CHAN                           Chief Executive Officer                 January 19, 2005
----------------------------------
Yi Ping Chan

/s/ JEFF BAROCAS                           Chief Financial Officer (Principal      January 19, 2005
----------------------------------         Financial and Accounting Officer)
Jeff Barocas

/s/ JOSEF A. BAUER                         Director                                January 19, 2005

----------------------------------
Josef A. Bauer

/s/ BERNARD APPEL                          Director                                January 19, 2005

----------------------------------
Bernard Appel

/s/ HARVEY JUDKOWITZ                       Director                                January 19, 2005

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