Form 10-Q
period 2004-12-31
SINGING MACHINE CO INC
filed 2005-02-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended December 31, 2004

                                    0 - 24968
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        DELAWARE                                              95-3795478
 -----------------------                                ----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                                        NUMBER OF SHARES
                                                OUTSTANDING ON February 10, 2005
Common Stock, $0.01 par value                                9,765,592

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                                                                        Page No.
                                                                        --------
Item 1.
         Consolidated Balance Sheets - December 31, 2004 (Unaudited)
         and March 31, 2004 ..............................................  3

         Consolidated Statements of Operations - Three months and nine months ended December 31, 2004 and 2003 (Unaudited) .............  4

         Consolidated Statements of Cash Flows - Nine months ended
         December 31, 2004 and 2003 (Unaudited) ..........................  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....... 16

Item 4.  Controls and Procedures ......................................... 16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 16

Item 2.  Changes in Securities ........................................... 16

Item 3.  Defaults Upon Senior Securities ................................. 17

Item 4.  Submission of Matters to a Vote of Security Holders ............. 17

Item 5.  Other Information ............................................... 17

Item 6.  Exhibits and Reports on Form 8-K ................................ 17

SIGNATURES ............................................................... 18

Exhibits

                The Singing Machine Company, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31        March 31
                                                                              2004              2004
                                                                          ------------    ------------
                                                                          (Unaudited)
                                               Assets
                                               ------
Current Assets
      Cash and cash equivalents                                           $  1,342,175    $    356,342
      Restricted Cash                                                          869,955         874,283
      Accounts Receivable, less allowances of $165,729 and $98,009,
         respectively                                                        4,272,798       3,806,166
      Due from manufacturer                                                     96,978          95,580
      Inventories                                                            2,803,193       5,923,267
      Prepaid expenses and other current assets                                606,777         783,492
      Insurance receivable                                                          --         800,000
      Refundable tax                                                                --       1,178,512
                                                                          ------------    ------------
                                               Total Current Assets          9,991,876      13,817,642

Property and Equipment, at cost less accumulated depreciation
      of $3,402,694 and $2,870,592, respectively                             1,209,253         983,980
Other Non-Current Assets                                                       417,093         615,773
                                                                          ------------    ------------
                                               Total Assets               $ 11,618,222    $ 15,417,395
                                                                          ============    ============
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current Liabilities
      Bank overdraft                                                      $         --    $     62,282
      Accounts payable                                                       1,519,159       4,651,675
      Accrued expenses                                                       1,510,049       3,481,905
      Customer credits on account                                              759,912       2,111,484
      Deferred Gross profit on estimated returns                               956,880              --
      Due to factor                                                            577,994              --
      Convertible debentures, net of unamortized discount of $2,554,511                      1,445,489
      Subordinated debt-related parties                                      1,000,000       1,000,000
      Income tax payable                                                     2,453,576       2,447,746
                                                                          ------------    ------------
                                               Total Current Liabilities     8,777,570      15,200,581

Long Term liabilities
      Convertible debentures, net of unamortized discount of $2,052,033      1,947,967              --
                                                                          ------------    ------------
                                               Total Long Term Liabilities   1,947,967              --
                                                                          ------------    ------------
                                               Total Liabilities            10,725,537      15,200,581

Shareholders'  Equity
      Preferred stock, $1.00 par value; 1,000,000
      shares authorized, no shares issued and outstanding                           --              --
      Common stock, Class A, $.01 par value;  100,000 shares
      authorized; no shares issued and outstanding                                  --              --
      Common stock, $0.01 par value;  18,900,000 shares authorized;
      9,202,318 and 8,752,318 shares issued and outstanding                     92,023          87,523
      Additional paid-in capital                                            11,028,636      10,052,498
      Accumulated deficit                                                  (10,227,974)     (9,923,207)
                                                                          ------------    ------------
                                               Total Shareholders' Equity      892,685         216,814
                                                                          ------------    ------------
                               Total Liabilities and Shareholders' Equity $ 11,618,222    $ 15,417,395
                                                                          ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                The Singing Machine Company, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended  Three Months Ended  Nine Months Ended   Nine Months Ended
                                                          DEC 31, 2004        DEC 31, 2003       DEC 31, 2004        DEC 31, 2003
                                                          ------------        ------------        ------------        ------------
Net Sales                                                 $ 14,368,388        $ 29,612,985        $ 36,978,549        $ 70,115,195

Cost of Goods Sold                                           9,445,203          30,457,329          27,024,880          63,790,739
                                                          ------------        ------------        ------------        ------------

Gross Profit                                                 4,923,185            (844,344)          9,953,669           6,324,456

Operating Expenses
      Advertising                                              267,280             923,362             689,074           2,061,457
      Commissions                                              607,042             489,327             965,705           1,036,483
      Compensation                                             805,557           1,097,327           2,141,337           3,552,718
      Freight & Handling                                       485,602             523,177             782,746           1,153,353
      Royalty Expense                                          463,184             833,419             829,517           1,666,550
      Selling, general and administrative expenses           1,283,875           2,920,789           3,462,102           7,872,416
                                                          ------------        ------------        ------------        ------------
Total Operating Expenses                                     3,912,540           6,787,401           8,870,481          17,342,977
                                                          ------------        ------------        ------------        ------------

Income (Loss) from Operations                                1,010,645          (7,631,745)          1,083,188         (11,018,521)

Other Income (Expenses)
      Other income(expense)                                    124,535              32,098             241,806             (50,882)
      Interest expense                                        (195,942)           (336,191)           (439,646)           (786,753)
      Interest expense - Amortization of discount
            on convertible debentures                         (446,194)           (350,987)         (1,190,115)           (407,788)
                                                          ------------        ------------        ------------        ------------

Net Other Expenses                                            (517,601)           (655,080)         (1,387,955)         (1,245,423)
                                                          ------------        ------------        ------------        ------------

Income (Loss) Before Income Taxes                              493,044          (8,286,825)           (304,767)        (12,263,944)

Income Taxes Expense                                                --           2,163,776                  --           1,160,678
                                                          ------------        ------------        ------------        ------------

Net Income (Loss)                                         $    493,044        $(10,450,601)       $   (304,767)       $(13,424,622)
                                                          ============        ============        ============        ============
Income (Loss) per common share:
      Basic                                               $       0.05        $      (1.20)       $      (0.03)       $      (1.58)
      Diluted                                             $       0.05        $      (1.20)       $      (0.03)       $      (1.58)

Weighted Average Common and Common Equivalent Shares:
      Basic                                                  9,202,318           8,729,818           8,934,136           8,503,065
      Diluted                                                9,255,651           8,729,818           8,934,136           8,503,065

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                The Singing Machine Company, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For Nine Months Ended December 31
                                                                                     ------------        ------------
                                                                                         2004                2003
                                                                                     ------------        ------------
Cash flows from operating activities
        Net Loss                                                                     $   (304,767)       $(13,424,622)
        Adjustments to reconcile net loss to net cash provided by
        (used in)operating activities
              Depreciation and amortization                                               532,102           1,165,687
              Impairment of tooling                                                            --             508,480
              Amortization of discount/deferred fees on convertible debentures          1,190,116             444,584
              Stock compensation                                                          293,000             511,299
              Deferred tax benefit                                                             --           1,925,612
        Changes in assets and liabilities:
              Accounts Receivable                                                        (466,633)         (8,816,852)
              Insurance receivable                                                        800,000                  --
              Due from manufacturer                                                        (1,398)            (20,329)
              Inventories                                                               3,120,074          17,164,975
              Prepaid expenses and other assets                                           176,716            (858,011)
              Other non-current assets                                                    198,680                  --
              Accounts payable                                                         (3,132,516)         (3,154,539)
              Accrued expenses                                                            (58,096)            653,540
              Deferred gross profit on estimated sales returns                           (956,880)                 --
              Customer credits on account                                              (1,351,572)           (149,380)
              Current income taxes                                                      1,184,342            (948,536)
                                                                                     ------------        ------------
                   Net cash provided by (used in) operating activities                  1,223,168          (4,998,092)
                                                                                     ------------        ------------
Cash flows from investing activities
        Purchase of property and equipment                                               (757,375)           (434,065)
        Restricted cash                                                                     4,328             (28,002)
                                                                                     ------------        ------------
                   Net cash used in investing activities                                 (753,047)           (462,067)
                                                                                     ------------        ------------
Cash flows from financing activities
        Borrowing from revolving credit facilities                                             --          27,777,630
        Repayment to revolving credit facilities                                               --         (27,445,340)
        Borrowing from factoring, net                                                     577,994                  --
        Bank Overdraft                                                                    (62,282)           (231,410)
        Proceeds from issuance of convertible debt                                             --           4,000,000
        Payment of financing fees related to convertible debt                                  --            (255,000)
        Proceeds from related party loan                                                  240,000             700,000
        Payments of related party loan                                                   (240,000)           (100,000)
        Proceeds from exercise of stock options and warrants                                   --             981,972
                                                                                     ------------        ------------
                   Net cash provided by financing activities                              515,712           5,427,852
                                                                                     ------------        ------------
Change in cash and cash equivalents                                                       985,833             (32,307)
Cash and cash equivalents at beginning of period                                          356,342             268,265
                                                                                     ------------        ------------
Cash and cash equivalents at end of period                                           $  1,342,175        $    235,958
                                                                                     ============        ============

Supplemental Disclosures of Cash Flow Information:
Cash paid for nine months ending December 31
        Interest                                                                     $    379,375        $    591,817
                                                                                     ============        ============
        Taxes                                                                        $     50,000        $  1,388,102
                                                                                     ============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its subsidiary International SMC (the "Company", "The Singing Machine"). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending March 31, 2005 due to seasonal fluctuations in The Singing Machine's business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in The Singing Machine's Annual Report on Form 10-K for the year ended March 31, 2004.

INVENTORIES

Inventories are comprised of electronic karaoke audio equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. The customers are only allowed to return the defective products. We also approved customers to return their overstock merchandise from time to time. Generally, the customer have one year to return the defective product. Net sales are comprised of gross sales net of actual returns and a provision for estimated future returns, discounts, sales allowances. The actual returns and provision for estimated returns for three months ended December 31, 2004 and 2003 were $1.5 million and $2.1 million, respectively, which represented 10.5% and 7.1% of the net sales. The actual returns and provision for estimated returns for nine months ended December 31, 2004 and 2003 were $3.6 million and $6.1 million, respectively, which represented 10.0% and 8.7% of the net sales.

INCOME TAXES.

Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the assets will not be realized. At March 31, 2004 and December 31, 2004, the Company concluded that a valuation allowance was needed against all of the Company's deferred tax assets, as it was not more likely than not that the deferred taxes would be realized. At December 31, 2004 and March 31, 2004, The Singing Machine had gross deferred tax assets of $8.7 million and $8.2 million, against which the Company recorded full valuation allowances.

For the three months ended December 31, 2004, the Company recorded no tax provision. This occurred because the Company has net operating losses for the year to date period. The Company has not recorded a benefit for the current period losses because realizability is unlikely.

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

                                                               For Three Months Ended               For Nine Months Ended
                                                           -----------------------------       ------------------------------
                                                           December 31,       December 31,      December 31,     December 31,
                                                              2004              2003              2004              2003
                                                           ---------       -------------       ----------       -------------
Net income (Loss), as reported                             $ 493,044       $ (10,450,601)      $ (304,767)      $ (13,424,622)
Less: Total stock-based employee
compensation expense determined under
 fair value based method
                                                           $ 164,269           $ 202,682        $ 480,838           $ 608,046

Net income (loss), pro forma                               $ 328,775       $ (10,653,283)      $ (785,605)      $ (14,032,668)

Net income (loss) per share - basic       As reported         $ 0.05             $ (1.20)         $ (0.03)            $ (1.58)
                                          Pro forma           $ 0.04             $ (1.22)         $ (0.09)            $ (1.65)
Net income (loss) per share - diluted     As reported         $ 0.05             $ (1.20)         $ (0.03)            $ (1.58)
                                          Pro forma           $ 0.04             $ (1.22)         $ (0.09)            $ (1.65)


The effect of applying SFAS No. 123 is not likely to be representative of the effects on reported net earnings for future years due to, among other things, the effects of vesting.

For stock options and warrants issued to consultants, the Company applies the fair value method of accounting as prescribed by SFAS No.123. There were no consulting expenses relating to grants for the quarters ended December 31, 2004 and 2003.

For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 using the following weighted-average assumptions:

For the period ended December 31, 2004:

Expected dividend yield 0%, risk-free interest rate of 4%, volatility 199.15% and expected term of five years.

For the period ended December 31, 2003:

Expected dividend yield 0%, risk-free interest rate of 4%, volatility 110.05% and expected term of five years.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has net operating losses since fiscal 2004. Our unencumbered assets are limited. We might not be able to meet some short term obligations. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

Subsequent to December 31, 2004, we plan to finance our operations as follows:

1) Vendor financing - The Company's key vendors in China have agreed to manufacture on behalf of the Company, without advanced payments. We have substantially improved our payment status with vendors this year. We are current with our suppliers except one factory in China, which we have agreed to a payment plan. We are working with this supplier in China to extend payment terms, which would reduce our financing needs.

2) Borrowing against Letter of Credit - A significant amount of committed customer orders have been sold under customer letters of credit terms. The customer's letters of credit will be used as collateral to provide advances to our vendors. The customers will pay and take title of the karaoke machines in China as the karaoke machines are delivered to their freight forwarders. This will generate immediate funds to pay the vendors and generate additional cash flows.

3) Factoring of accounts receivable - The Company would factor its accounts receivable through the factoring company for the sales originated in the United States.

4) Debts to equity conversion - On January 5, 2005, the debt holders converted insiders' loans in the amount of $400,000 plus interest into 563,274 shares of the Company's common stock.

5) Cost reduction - The Company has reduced significant operating expenses in this fiscal year. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to continue its cost cutting efforts in the 4th quarter of fiscal 2005.

There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - CREDIT FACILITY AND LOANS

CREDIT FACILITIES

The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

o     Overdraft protection facilities
o     Issuance and negotiation of letters of credit
o     Trust receipts
o     A Company credit card

These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lender and require that the International SMC maintain a minimum tangible net worth of approximate $2 million. International SMC was in compliance with minimum tangible net worth as of December 31, 2004. The maximum available credit under the facilities is $1.5 million. The interest rate is approximately 5%. The balance due at December 31, 2004 and March 31, 2004 was 0 and $62,282, respectively. At December 31, 2004, the total availability under the theses facilities is $1.5 million.

RELATED PARTY LOANS

On or about July 10, 2003, an officer and directors of our Company advanced $1 million to our Company pursuant to written loan agreements. The officer is Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans are subordinated to factoring company and accrue interest at 9.5% per annum and as of December 31, 2004, all interest was accrued, and the unpaid amount totaled approximately $23,750. These loans were originally scheduled to be repaid by October 31, 2003, they were extended to March 31, 2005. A portion of the loans in the amount of $400,000 has been converted into 563,274 shares of common stock on January 5, 2005.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company started to factor its accounts receivables through Crestmark Bank , Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at prime plus 2%. The rate at December 31, 2004 is 7.25%. The agreement contains a liquidated damage fee of $162,000 payable for early termination by the Company.

Crestmark Bank also received a security interest in all of the Company's accounts receivables and inventory in the United States. The Company's debenture holders and insider loan holders have subordinated their debt to the Crestmark Bank debt.

As of December 31, 2004, the outstanding amount due to Crestmark bank for factoring is $577,994.

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

These Convertible Debentures were issued with 457,143 detachable stock purchase warrants with an exercise price of $4.03 per share. These warrants may be exercised at anytime after September 8, 2003 and before September 7, 2006 and are subject to certain anti-dilution provisions. The warrants are also subject to an adjustment provision; whereas the price of the warrants may be changed under certain circumstances.

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

On February 9, 2004, the Company amended its convertible debenture agreements to increase the interest rate to 8.5% and to grant warrants to purchase an aggregate of 30,000 shares of the Company's common stock to the debenture holders on a pro-rata basis. These concessions are in consideration of the debenture holder's agreements to (i) enter into new subordination agreements with Milberg, (ii) to waive all liquidated damages due under the transaction documents through July 1, 2004 and (iii) to extend the effective date of the Form S-1 registration statement until July 1, 2004. The new warrants have an exercise price equal to $1.52 per share and the fair value of these warrants was estimated by using the Black-Scholes Option-Pricing Model and totaled $30,981. This amount was expensed as a component of selling, general and administrative expenses during the three months ended December 31, 2003. Pursuant to the Convertible Debenture agreements, the Company was required to register the shares of common stock underlying the debentures and detachable stock purchase warrants issued in connection with the debentures. The registration of the common shares was required to be effective by July 1, 2004. The Form S-1 registration statement was effective on January 21, 2005.

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

According to the Emerging Issue Task Force (EITF) Issue No. 00-27, if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The incremental intrinsic value that resulted from the price reset equals additional shares multiplied by the stock market price at the issuing date of the debentures, which would be recorded as discount of convertible debentures and amortized over the remaining life of the debentures. The new adjusted conversion price of stock is $1.41 [3.85- (3.85-0.60) X 75%] while the conversion price of warrant is $1.46. As of July 30,2004, the number of shares issuable upon conversion of debenture is 2,831,858. The amount of $687,638 was recorded as additional discounts of the debentures and will be amortized for the remaining life of the debentures. Total amortization for the nine months ending December 31, 2004 is $1,190,115 and the unamortized discount is $2,052,033 as of December 31, 2004.

In connection with the Convertible Debentures the Company paid financing fees as follows: 103,896 stock purchase warrants, with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures.

The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets and total $310,755 as of December 31, 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Merchandise License Agreement

The Company has terminated the license agreement with Care Bear on December 31, 2004. The Company has met the minimum payment requirement during the licensing period. The Company has expended the prepaid royalty remaining balance in the quarter ended December 31, 2004.

The Company has terminated the license agreement with MTV Network on December 31, 2004. The Company has met the minimum payment requirement during the licensing period. The Company has expended the prepaid royalty remaining balance in the quarter ended December 31, 2004. The Company has three months to sell off MTV licensed inventory.

Commitments
Our commitments for debt and other contractual arrangements are summarized as follows as of December 31, 2004:

                                                     ---------------------------------------------------------------------
                                     Total                 Less than 1 year     1 - 3 years     3 - 5 years    ver 5 years
                                    -------------------------------------------------------------------------------------
Merchandise License Guarantee               $ 50,000           $ 50,000               $ -             $ -            $ -
Property Leases                            1,499,292            759,492           739,800               -              -
Equipment Leases                              31,400             17,174            14,226               -              -
Subordinated Debt - Related Party            600,000            600,000                 -               -              -
Convertible Debentures                     4,000,000                  -         4,000,000               -              -
Interest payments                            434,250            374,250            60,000               -              -
                                    -------------------------------------------------------------------------------------
Total                                    $ 6,614,942        $ 1,800,916       $ 4,814,026             $ -            $ -
                                    =====================================================================================


NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the nine months ended December 31, 2004 and 2003, the Company issued the following shares of stock.




----------------------------------------------------------------------
Period             Number of Shares Issued        Proceeds to Company
----------------------------------------------------------------------
2004                          450,000                      None
----------------------------------------------------------------------
2003                          580,642                  $981,972
----------------------------------------------------------------------




On May 11, 2004, the Company issued 50,000 shares of common stock to a former executive for consulting services rendered. The Company expensed the consulting costs in the three months ended December, 31, 2003, the period which services were provide.

On September 23, 2004, the Company issued 400,000 thousand shares to the plaintiffs for the class action settlement.

As of December 31, 2004, the Company had outstanding 1,121,490 options with exercise prices ranging from $0.57 to $9.00, 591,040 warrants with exercise prices ranging from $1.52 to $4.03. The Company also had $4,000,000 outstanding convertible debentures, which would convert into 2,831,858 shares of common stock.

On January 3, 2005, the Company has authorized the issuance of 563,274 shares of common stock for the conversion of $400,000 insider loan and $9,500 interest payment. The conversion rate is $0.73 per share, which is based on the 5 days average stock closing price prior to December 20, 2004.

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

There were 4,000,387 and 2,159,082 common stock equivalents, which were excluded in the diluted per share calculations in the nine months periods ended December 31, 2004 and 2003 since their effect will be antidilutive

NOTE 8 - SEGMENT INFORMATION

The Company operates one business segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Company's Subsidiary in Hong Kong. Sales by geographic region for the quarter ended December 31 were as follows:

The geographic area of sales is based primarily on the location where the product is delivered.

                      For the three months ended Dec 31              For the nine months ended Dec 31

                        2004                       2003                2004                  2003
North America            $ 9,306,588              $20,132,384         $ 27,386,433           $ 42,016,183
Europe                     4,848,992                8,687,809            9,111,894             26,497,706
Australia                    212,808                  582,385              451,053                892,964
Others                             -                  210,407               29,168                708,343
                ---------------------       ------------------    -----------------    -------------------
                        $ 14,368,388              $29,612,985         $ 36,978,548           $ 70,115,196
                =====================       ==================    =================    ===================

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and its subsidiary (the "Singing Machine," "we," or "us") are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

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

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three and nine months ended December 31, 2004 and 2003.

                                                    Three Months Ended Three Months Ended  Nine Months Ended  Nine Months Ended
                                                      ---------------     ---------------   --------------    ----------------
                                                       DEC 31, 2004        DEC 31, 2003      DEC 31, 2004       DEC 31, 2003
                                                      ---------------     ---------------   --------------    ----------------
Net Sales                                                 100.0 %              100.0  %         100.0  %           100.0 %

Cost of Goods Sold                                         65.7 %              102.9  %          73.1  %            91.0 %

Gross Profit                                               34.3 %               (2.9) %          26.9  %             9.0 %

Operating Expenses
      Advertising                                           1.9 %                3.1  %           1.9  %             2.9 %
      Commissions                                           4.2 %                1.7  %           2.6  %             1.5 %
      Compensation                                          5.6 %                3.7  %           5.8  %             5.1 %
      Freight & Handling                                    3.4 %                1.8  %           2.1  %             1.6 %
      Royalty Expense                                       3.2 %                2.8  %           2.2  %             2.4 %
      Selling, general and administrative expenses          8.9 %                9.9  %           9.4  %            11.2 %
Total Operating Expenses                                   27.2 %               22.9  %          24.0  %            24.7 %

Income (Loss) from Operations                               7.1 %              (25.8) %           2.9  %           (15.7)%

Other Income (Expenses)
      Other income(expense)                                 0.9 %                0.1  %           0.7  %            (0.1)%
      Interest expense                                     (1.4)%               (1.1) %          (1.2) %            (1.1)%
      Interest expense - Amortization of discount             - %                  -  %             -  %               - %
            on convertible debentures                      (3.1)%               (1.2) %          (3.2) %            (0.6)%

Net Other Expenses                                         (3.6)%               (2.2) %          (3.7) %            (1.8)%

Income (Loss) Before Income Taxes                           3.5 %              (28.1) %          (0.8) %           (17.5)%

Income Taxes Expense                                          - %                7.3  %             -  %             1.7 %

Net Income (Loss)                                           3.5 %              (35.4) %          (0.8) %           (19.2)%

QUARTER ENDED DECEMBER 31, 2004 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2003

NET SALES

Net sales for the quarter ended December 31, 2004 decreased to $14,368,388 from $29,612,985, a decrease of $15,244,597 or 51% as compared to the same period ended December 31, 2003. The decrease in sales is primarily attributed to:

1) We lost approximately $0.5 million in sales because we made a decision not to pursue low margin accounts which tied up cash flow but not providing us with enough profit margins.
2) We lost approximately $0.6 million in sales because we did not meet customer demands to introduce new karaoke models as a result of our inventories being overstocked.
3) We lost approximately $1.3 million in sales from customers who did not purchase from us because of our liquidity concerns.
4) We lost approximately $10.7 million in sales to our distributors in Europe due to high levels of inventories on hand from the prior year.
5) We lost approximately $1.5 million in sales due to the shipment delay for unloading in Long Beach port, CA, which has affected many companies importing goods from Asia this year.

GROSS PROFIT
Despite a decline in revenue, the gross profit for the quarter ended December 31, 2004 increased to $4,923,185 from $(844,344) as compared to same period ended in prior year. As a percentage of the consolidated revenues, the gross profit increased to 34.3% from (2.9%) for three months ended December 31, 2004 as compared to the same period in prior year. The increase of gross profit as a percentage of the revenue was primarily due to:

1) We marketed several new models this year, which has differentiated us from our competitors. These models come with added features that enable us to sell them at higher prices and profit margin;
2) We were able to sell older inventory at higher prices than we previously estimated, which had been markdown to the net realizable value in prior years;
3) We marked down our inventory in the amount $4.9 million to its net realizable value in the same period last year.

OPERATING EXPENSES

Total operating expenses decreased to $3,912,540 from $6,787,401 a decrease of $2,874,861 or 42% for the three months ended December 31, 2004 as compared to the same period in prior year. As percentage of the net revenues, the operating expenses increased to 27.2% from 22.9%. The increase in the operating expenses as percentage is due to the decrease of revenues, which partly offset by reduction of expenses in all categories. In absolute term, the controllable expenses, which include compensation and the selling, general and administration expenses have been reduced to $2,089,432 from $4,018,116 a decrease of $1,928,684 or 48%. The reduction of the controllable expenses was primarily attributed to:

1) Compensation expenses decreasing from $1,097,327 to $805,557 ($291,770 or 27%);
2) Decreases in professional fees of $220K, loan costs of $60K, bad debt expenses of $220K, consulting fees of $110K, rent expense of $150K and music settlement of $70K and decreases in various other expenses.

Management anticipates that the controllable operating expense will continue to be at approximately the same or lower levels as the quarter ended December 31, 2004 for the remaining period of the fiscal year.

OTHER INCOME/EXPENSES

Net other expenses decreased to $517,601 from $655,080 ($137,479 or 21%) for the three months ended December 31, 2004 as compared to the same period ended in prior year. The decrease is primarily due to: 1) The termination of our credit facility with our previous bank; 2) Write off old credit balance due to customers, which were not deemed to be applicable to customers' current balances.

INCOME TAXES

For the three month ended December 31, 2004, The Company has not recorded a tax provision, since the Company has net operating losses for the nine months ending December 31, 2004. The Company has not recorded a tax benefit for the current period's losses because realizability is unlikely.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003

NET SALES

Net sales decrease to $36,978,549 from $70,115,195 a decrease of $33,136,646 or 47% for the nine months ended December 31, 2004 as compared to the same period in prior year. The decrease in sales is a combination of five primary reasons:

1) We lost approximately $2.3 million in sales because we made a decision not to pursue low margin accounts which tied up cash flow by not providing us with enough profit margins.

2) We lost approximately $2.1 million in sales because we did not meet customer demands to introduce new karaoke models as a result of our inventories being overstocked.
3) We lost approximately $12.6 million in sales from customers who were discouraged from purchasing from us because of our liquidity concerns.
4) We lost approximately $17.7 million in sales to our distributors in Europe due to high levels of inventories on hand from the prior year.
5) We lost approximately $1.5 million in sales due to the shipment delay for unloading in Long Beach port, CA, which has affected everyone imported goods from Asia. The decrease in sales from above accounts was partly offset by an increase in sales from other accounts.

GROSS PROFIT

Gross profit increase to $9,953,669 from $6,324,456 a increase of $3,629,213 or 57% for the nine months ended December 31, 2004 as compared to the same period ended in prior year. As a percentage of the consolidated revenues, the gross profit increased to 26.9% from 9.0% for the nine months ended December 31, 2004 as compared to the same period in prior year. The reasons for increase of gross profit as a percentage of the revenue are the same as three months ended December 31, 2004.


OPERATING EXPENSES

Total operating expenses decreased to $8,870,481 from $17,342,977 a decrease of $ 8,472,496 or 49% for the nine months ended December 31, 2004 as compared to the same period in prior year. As percentage of the net revenues, the operating expenses decreased to 24.0% from 24.7%. The decrease in the operating expenses as percentage is primarily due to the reduction of expenses in all categories, which partly offset by the decreases of revenues. In absolute term, the controllable expenses, which include compensation and the selling, general and administration expenses have been reduced to $5,603,439 from $11,425,134 a decrease of $5,821,695 or 51%. The reduction of the controllable expenses was attributed to:

1) Salary expenses decreased from $3,552,718 to $2,141,337 a decrease of $1,411,381 or 40% due to the corporate restructuring. Our total number of employee has been reduced by 42% since April 1, 2003.
2) Decrease in professional fees of $840k, consultant fees of $400k, loan origination costs of $200k, rent expense $500K, insurance $110K, repair expenses $300K plus decreases of various other expenses.

Management anticipates that the controllable operating expense will continue to be at approximately the same level or lower levels as the quarter ended December 31, 2004 for the remaining period of the fiscal year.


OTHER INCOME/EXPENSES

Net other expenses increased to $1,387,955 from $1,245,423 a increase of $142,532 or 11%) for the nine months ended December 31, 2004 as compared to the same period ended in prior year. The increase is primarily due to amortization of discount for the convertible debentures, which started on September 8, 2003. The increase was partly offset by the termination of our credit facility with our previous bank and write off old credit balance due to customers from accounts receivable, which were not deemed to be applicable to customers' current balances.

INCOME TAXES

Singing Machine has not recorded a tax benefit for the current period's losses because its realizability is unlikely.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, Singing Machine had cash on hand of $1,342,175 in addition to $869,955 of restricted cash and no bank overdrafts compared to cash on hand of $356,342 and restricted cash of $874,283 and a bank overdraft of $62,282 at March 31, 2004. The increase of cash on hand was primarily due to increases in cash provided by the operating activities and financing activities, partially offset by decreases in cash used in investment activities. Working capital increased to $1,214,306 at December 31, 2004 as compared to ($1,382,939) at March 31, 2004. The increase of working capital was primarily due to reclassifying convertible debentures to long term liability after debenture holders waived the condition of violation of the agreement.

Cash flows provided by operating activities increased to $1.2 million from ($4.9) million for the nine months ended December 31, 2004 as compared to the same period in prior year. The significant changes were a result of better inventory planning and selling off the overstocked inventory. Cash provided by operating activities was primarily attributed to decrease in inventory, receipt of the federal tax refund and insurance payment, partially offset by decrease of accounts payable, accrued expenses and customer credit on account.

o Accounts payable decrease was a result of managements commitment to reduce over due accounts payable invoices with our major supplier in China;
o Accrued expenses decrease was a result of the class action settlement in the amount of $1.1 million, of which $800,000 was paid by our insurance company and $240,000 was settled by 400,000 shares of common stock. We also paid approximate $200,000 for the music royalties;

o Customer credit on account decrease was due to the Company paying off some of the customer credit balance or applying the credit balances to new customer orders.

Cash used in investing activities for the nine months ended December 31, 2004 was $0.7 million. Cash used in investing activities resulted from the purchase of tooling and molds for production of new karaoke machines for this fiscal year.

Cash flows provided by financing activities were $515,712 for the nine months ended December 31, 2004. This cash inflow was primarily advances from Crestmark Bank pursuant to the new factoring financial agreement.

As of February 7, 2005, we have paid off the loan from Crestmark Bank. The Company could borrow up to the lesser of the $2.5 million or 70% of the eligible accounts receivable. Per the agreement we are allowed to only factor the sales originated from the warehouses in the United States. The factor company determines the eligible receivable based on their own credit standard, and the accounts' aging. As of February 7, 2005, the funds available to borrow from Crestmark bank are approximately $525,000.

Our Hong Kong subsidiary, International SMC, has credit facilities at HSBC and Fortis Bank. The primary purpose of these facilities is to provide International SMC with access to letters of credit so that it can purchase inventory for direct shipment of goods into the United States and international markets. ISMC also depends on these facilities to negotiate the letter of credit from the customer. These facilities are secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with the lenders. International SMC are required to maintain tangible net worth of not less than $2 million. The maximum credit under the facilities is $1.5 million as of December 31, 2004. The loan balance at December 31, 2004 and March 31, 2004 was $0 and $62,282, respectively. The interest rate is approximately 5% per annum. As of December 31, 2004, the availability under these facilities was $1.5 million.

As of December 31, 2004, our unrestricted cash on hand was $1,342,175. Our average monthly fixed operating costs are approximately $550,000, which includes the compensation and the selling, general & administration expenses. We expect that we will need approximately $1.65 million for working capital during the next three-month period.

During the three-month period between January and March 2005, we plan on financing our working capital needs from

o     Collecting our existing accounts receivable;

o     Sales of existing inventory;

o     Borrowing from our factoring agreement.

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

Our commitments for debt and other contractual arrangements are summarized as follows as of December 31, 2004:

                                                  ----------------------------------------------------------------------------
                                        Total      Less than 1 year      1 - 3 years         3 - 5 years        Over 5 years
                                  --------------------------------------------------------------------------------------------
Merchandise License Guarantee            $ 50,000          $ 50,000                $ -                $ -                 $ -
Property Leases                         1,499,292           759,492            739,800                  -                   -
Equipment Leases                           31,400            17,174             14,226                  -                   -
Subordinated Debt - Related Party         600,000           600,000                  -                  -                   -
Convertible Debentures                  4,000,000                 -          4,000,000                  -                   -
Interest payments                         434,250           374,250             60,000                  -                   -
                                  --------------------------------------------------------------------------------------------

Total                                 $ 6,614,942       $ 1,800,916        $ 4,814,026                $ -                 $ -
                                  ============================================================================================

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly accrue our sales returns and maintain the appropriate level of inventory. As of January 31, 2005, we were aware of two customers who might return approximately $1.1 million in inventory, which has been accrued for as a reduction of sales for the period ended December 31, 2004.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our fiscal second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 86% of net sales in fiscal 2004 and 2003. On the contrary, the higher level of returns occurred in first and fourth quarter since the customers usually returned the defective or overstock inventory after holiday season, which is our fiscal 3rd quarter. Approximate 81% and 84% of the total returns were received in the first and fourth quarter combined in fiscal 2003 and 2004.

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

CRITICAL ACCOUNTING POLICIES

For the nine months period ended December 31, 2004, there were no significant changes to our accounting polices from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

For the nine months period ended December 31, 2004, there were no significant changes to risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this quarterly report, management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the end of the period, our Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) During the evaluation referred to in Item 4(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES

(a) Not applicable

(b) Not applicable.

(c)) Not applicable

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            We held our Annual Meeting of stockholders on Monday, November 29, 2004 at 9:30 a.m. at the Marriott Town Center Hotel. Our shareholders approved the election of Bernard Appel, Josef Bauer, Yi Ping Chan and Harvey Judkowitz as directors to serve until the next Annual Meeting and until their successors shall be elected and qualified and ratifed the appointment of Berkovits, Lago, & Company LLP as our independent certified public accountants for the fiscal year ending March 31, 2005.

ITEM 5. OTHER INFORMATION

The Company has terminated the license agreement with Care Bear on December 31, 2004. The Company has met the minimum payment requirement during the licensing period. The Company has expended the prepaid royalty remaining balance in the quarter ended December 31, 2004.

The Company has terminated the license agreement with MTV Network on December 31, 2004. The Company has met the minimum payment requirement during the licensing period. The Company has expended the prepaid royalty remaining balance in the quarter ended December 31, 2004. The Company has three months to sell off MTV licensed inventory.

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

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 2004:

Current report on Form 8-K, dated October 19, 2004, furnishing the information related to change of the independent certified public accountant.

Current report on Form 8-K, dated October 28, 2004, furnishing the information related to resignation of the director.

Current report on Form 8-K/A, dated October 29, 2004, furnishing the revised information related to resignation of the director.

Current report on Form 8-K, dated December 6, 2004, furnishing the information related to election of new director.

Current report on Form 8-K/A, dated December 6, 2004, furnishing the revised information related to change of the independent certified public accountant.

Current report on Form 8-K/A, dated December 6, 2004, furnishing the revised information related to change of the independent certified public accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE SINGING MACHINE COMPANY, INC.

Dated  February 14, 2005       By: /s/ YI PING CHAN
                                   --------------------------------------------
                                   Interim Chief Executive Officer and
                                   Chief Operating Officer


Dated: February 14, 2005      By: /s/ JEFFREY S. BAROCAS
                                  --------------------------------------------
                                  Jeffrey S. Barocas
                                  Chief Financial Officer (Principal Financial
                                  Officer)