Form 10-K
period 2005-03-31
SINGING MACHINE CO INC
filed 2005-06-29
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

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

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price for the common stock of $0.76 per share as reported on the American Stock Exchange on June 7, 2005 was approximately $7,636,002 (based on 10,047,371 shares outstanding).

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

There were 10,047,371 shares of common stock, issued and outstanding at June 7, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                                                                                 PAGE
                                                                                                 -----
                                   PART I
Item 1.  Business                                                                                  2
Item 2.  Properties                                                                                6
Item 3.  Legal Proceedings                                                                         7
Item 4.  Submission of Matters to a Vote of Security Holders                                       7

                                   PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters and Issuer Purchases
             of Equity Securities                                                                  8
Item 6.  Selected Financial Data                                                                   8
Item 7.  Management's Discussion and Analysis of Financial Condition and  Results of Operations    9
Item 7A  Quantitative and Qualitative Disclosures About Market Risk                               22
Item 8.  Financial Statements and Supplementary Data                                              22
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure     22
Item 9A. Controls and Procedures                                                                  23
Item 9B. Other Information                                                                        23

                                  PART III

Item 10. Directors and Executive Officers of the Registrant                                       24
Item 11. Executive Compensation                                                                   26
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters                                                                              31
Item 13. Certain Relationships and Related Transactions                                           32
Item 14. Principal Accounting Fees and Services                                                   33

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules                                                  33

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc. (the "Singing Machine" "we," "us" or "our") is engaged in the development, production, distribution, marketing and sale of consumer karaoke audio equipment, accessories and music. We contract for the manufacture of all electronic equipment products with factories located in China. We also produce and market karaoke music, including compact disks plus graphics ("CD+G's"), and audiocassette tapes containing music and lyrics of popular songs for use with karaoke recording equipment. All of our recordings include two versions of each song; one track offers music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all of the cassettes sold by us are accompanied by printed lyrics, and our karaoke CD+G's contain lyrics, which appear on the video screen. We contract for the reproduction of music recordings with independent studios. See "Legal Proceedings."

We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. In May 1994, we merged into a wholly owned subsidiary incorporated in Delaware with the same name. As a result of that merger, the Delaware Corporation became the successor to the business and operations of the California Corporation and retained the name The Singing Machine Company, Inc. In July 1994, we formed a wholly owned subsidiary in Hong Kong, now known as International SMC (HK) Ltd. ("International SMC" or "Hong Kong subsidiary"), to coordinate our engineering, production, logistic and finance in China.

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

PRODUCT LINES

We currently have a product line of 27 different models of karaoke machines plus 10 accessories such as microphones, incorporating such features as CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, video cassette recorders, and home theater systems. Our machines sell at retail prices ranging from $30 for basic units to $200 for semi-professional units. We currently offer our music in two formats - multiplex cassettes and CD+G's with retail prices ranging from $6.99 to $19.99. We currently have a song library of over 2500 recordings, which we license from publishers. Our library of master recordings covers the entire range of musical tastes including popular hits, golden oldies, country, rock and roll, Christian, Latin music and rap. We even have backing tracks for opera and certain foreign language recordings.

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

In fiscal 2005, approximately 74 % of revenues were to the customers within the US and 26% of revenues were international sales. Our sales within the US are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. At March 31, 2005, we worked with 14 independent sales representatives in the United States. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the American Toy Fair each February in New York and the Hong Kong Electronics Show each October in Hong Kong.

Our licensing agreements with MTV Networks, Inc. and Nickelodeon, both a division of Viacom International, Inc and Universal Music Entertainment, Inc. have also helped us to expand our product name. However, we are depending less and less on the licensed products as we move forward.

DISTRIBUTORSHIP AGREEMENTS

In November 2001, we signed an international distributorship agreement with Arbiter Group, PLC ("Arbiter"). Arbiter is the exclusive distributor of Singing Machine(R) karaoke machines and music products in the United Kingdom and a non-exclusive distributor in all other European countries. The agreement is subject to an automatic renewal provision. If either party does not give notice on or before December 1 of year during the term of the agreement, the agreement will automatically be renewed for another year on the same terms.

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

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2005, 2004, and 2003, respectively, were approximately 40%, 54% and 67%, respectively. In fiscal 2005, top three major customers accounted for 9%, 8% and 8% of our net revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

Sales by customer geographic regions are as follows:

                           FOR THE FISCAL YEARS ENDED
                                    March 31,

                                 2005               2004                2003
                             ---------------------------------------------------
North America                $28,227,140         $43,044,496         $77,696,780
Europe                         9,531,632          25,783,789          15,714,846
Others                           451,053           1,712,843           2,202,140
                             ---------------------------------------------------
                             $38,209,825         $70,541,128         $95,613,766
                             ===================================================

RETURNS

Returns of electronic hardware and music products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 9.2% and 9.4% of our net sales in fiscal 2005 and 2004, respectively.

LICENSE AGREEMENTS

We entered into our licensing agreement with MTV in November 2000 and have amended the agreement five times since that date. Our license covers the sale of MTV products in the United States, Canada and Australia. During fiscal 2004, our line consisted of nine MTV branded machines and a wide assortment of MTV branded music. Our license agreement as amended with MTV, expired on August 31, 2004, however MTV chose to extend the agreement until December 31, 2004. The minimum guarantee was $300,000, which has been paid in full as of March, 31, 2005. The agreement was terminated on December 31, 2004. MTV has extended the selling off period for one existing MTV licensed product to September 30, 2005. The company has prepaid the royalty in the amount of $30,705 for the entire MTV licensed inventory in April, 2005, which will be recorded as royalty expense for fiscal 2006. We also have a licensing agreement with MTV for an European country ended October 31, 2005 with an option to extend until October 31, 2006.

We entered into our licensing agreement with Hard Rock Academy, a division of Hard Rock Cafe in December 2001. This license agreement allows us to produce and market a line of karaoke machines and complimentary music that are co-branded with the Singing Machine and Hard Rock Academy name. The first co- branded machine was produced during the fourth quarter of fiscal 2003. The agreement originally contained a minimum guaranteed royalty payment, but in September 2003 Hard Rock agreed to release us from our minimum guaranteed payment obligations during the remaining term of the license agreement. This agreement expired on December 31, 2004 and does not contain any automatic renewal provisions.

In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Original Artist Karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000, which has been paid in full as of March 31, 2005. The Universal Music Entertainment license originally expires on March 31, 2006 and does not contain any automatic renewal provisions. However, the agreement was extended to December 31, 2006 without additional minimum guarantee payment.

We entered into a license agreement with Care Bears in September 2003. Under this agreement, we are marketing a line of Care Bears branded karaoke machines and music. Over the term of the license, we are obligated to make guaranteed minimum royalty payments in the amount of $200,000. This license originally expires on January 1, 2006 and does not contain any automatic renewal provisions. In October 2004, we have signed a termination agreement to cease the license by December 31, 2004. We are obligated to pay minimum royalty payments in the amount of $200,000, which has been paid in full as of November 20, 2004.

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expires on December 31, 2004. The company has extended the agreement to December 31, 2005. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $450,000, which has been paid in full as of March 31, 2005.

We distribute all of our licensed products through our established distribution channels, including Best Buy, Circuit City, Costco, JC Penney, Kohl's, Radio Shack and Sam's Club. Our distribution network also includes the online versions of these retail customers.

The following table sets forth the percentage of total sales that have been generated under the MTV License, our Nickelodeon License and our other licenses (Care Bears, Hard Rock Academy and Universal Music).

                            FOR THE FISCAL YEAR ENDED
                                    March 31,

                                          2005        2004        2003
                                      -------------------------------------
MTV                                          17.6%       11.8%       32.3%
Nickelodeon                                   0.5%        5.5%          0%
Other Licenses                                2.5%        3.9%          0%
                                      -------------------------------------
Total Licenses Sales                         20.5%       21.2%       32.3%
                                      =====================================

In the future, we might use our own brand or other brands.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in Florida and California (domestic sales), and shipments directly through our Hong Kong subsidiary and manufacturers in China of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout the United States from inventories maintained at our warehouse facilities. In the fiscal year ended March 31, 2005, approximately 36% of our sales were sales from our domestic warehouses ("Domestic Sales") and 64% were sales shipped directly from China ("Direct Sales").

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase karaoke machines overseas from certain factories in China for our own account, and warehouse the products in leased facilities in Florida and California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots.

Direct Sales. We ship some hardware products sold by us directly to customers from China through International SMC, our subsidiary. Sales made through International SMC are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers' world wide, who pay International SMC pursuant to their own international, irrevocable, transferable letters of credit or on open account.

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, who assemble our karaoke machines. During fiscal 2006, we anticipate that 50% of our karaoke products will be produced by one of these factories, which has agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2006. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted while alternative sources of supply are located. See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2006" on page 16. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by International SMC. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R).

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2005, 2004 and 2003, warranty claims have not been material to our results of operations.

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

TRADEMARKS

We have obtained registered trademarks for The Singing Machine name and the logo in which the microphone is used in our name in the United States and in the European Community. We have also filed trademark applications in Australia and Hong Kong. In fiscal 2003, we filed intent to use an application for the "Karaoke Vision" mark in the United States. The application has not been finalized as of March 31, 2005.

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

The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. China's NTR status became permanent on January 1, 2002. This substantially reduces the possibility of China losing its NTR status, which would result in increasing costs for us.

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2005, we had inventory of 3.1 million (net of reserves totaling $1.7 million) compared to inventory of $5.9 million as of March 31, 2004 (net of reserves totaling $6.6 million).

Our financing of seasonal working capital during fiscal 2005 was from selling of the inventory carried over from prior year. We were able to pay down the overdue debt to one of our major suppliers in China from $2.1 million to $700 thousand in fiscal 2005. We financed the purchase of new inventory with our short-term lines of credit in Hong Kong and through factory financing in China.

During fiscal 2006, we plan on financing our inventory purchases by using credit that has been extended to us by the factories in China, by using our short term lines of credit in Hong Kong and with letters of credit that are issued by our customers to be used as collateral for payment to our vendors.

BACKLOG

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for the Company. We believe that backlog orders at any given time may not accurately indicate future sales. As of June 15, 2005, we had backlog of $22 million compared to backlog of $32.8 million at the same period in fiscal 2005. We believe that we will be able to fill all of these orders in fiscal year 2006. However, these orders can be cancelled or modified at any time prior to delivery. This backlog does not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks. We normally have to keep the minimum inventory in our domestic warehouses for this type of sales.

EMPLOYEES

As of March 31, 2005, we employed 31 persons, all of whom are full-time employees, including two executive officers. Sixteen of our employees are located at International SMC's corporate offices in Hong Kong. The remaining fifteen employees are based in the United States, including two executive positions, two engaged in warehousing and technical support, and eleven in accounting, marketing, sales and administrative functions.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Coconut Creek, Florida in a 7,000 square feet office and warehouse facility.

We have one warehouse facility in Compton California. The Compton warehouse facility has 79,000 square feet and the lease expires on February 23, 2008. We have subleased approximately 40,000 square feet. We terminated our lease for warehouse space in Rancho Dominguez, California effective as of May 1, 2004.

We have lease 3,579 square feet of office space in Hong Kong from which we oversee China based manufacturing operations. The lease expires April 30, 2008.

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

As of March 31, 2004, the Company recorded an expense equal to the total estimated cost of the settlement less the amount expected to be reimbursed by the Company's insurance carrier. The net charge associated with this matter totaled approximately $462,000 and was included as a component of selling, general and administrative expenses for the fiscal year ended March 31, 2004.

The court entered an order approving the settlement agreement on July 30, 2004. The Company has issued the 400,000 shares to the plaintiffs on November 22, 2004. The cost of the 400,000 shares is $240,000 based on the stock closing price on September 23, 2004. The remaining balance of the accrued expense in the amount of $222,000 ($462,000 - $240,000) has been recorded as the reduction of selling, general and administrative expenses for the fiscal year ended March 31, 2005.

SYBERSOUND VS. SINGING MACHINE

On May 12, 2005, Sybersound Records, Inc., d/b/a Party Tyme Karaoke, filed a suit in Los Angeles Superior Court, seeking more than $200 million in damages arising from music piracy by numerous karaoke record manufacturers, including The Singing Machine Company Inc. The lawsuits allege that Sybersound's competitors (including The Singing Machine Company, Inc.) have failed, unlawfully, to license competing karaoke records. In addition, Sybersound claims competitors have underreported sales to publishers, which has, in turn, undercut Sybersound's pricing. The lawsuits allege, among other things, wrongful interference with business, unfair trade practices and unfair competition. The Singing Machine Company, Inc. believes that this legal action is completely without merit and we are prepared to defend ourselves vigorously in order to be vindicated. As of June 28, 2005, this case is in the early stages of litigation and, thus, it is impossible to determine its outcome.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of stockholders on Monday, November 29, 2004 at 9:30 a.m. at the Marriott Town Center Hotel. Our shareholders approved the election of Bernard Appel, Josef Bauer, Yi Ping Chan and Harvey Judkowitz as directors to serve until the next Annual Meeting and until their successors shall be elected and qualified and ratified the appointment of Berkovits, Lago, & Company LLP as our independent certified public accountants for the fiscal year ending March 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the American Stock Exchange under the symbol "SMD." Set forth below is the range of high and low information for our common stock as traded on the American Stock Exchange during fiscal 2005 and fiscal 2004. This information regarding trading on AMEX represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.

               FISCAL PERIOD                     HIGH       LOW
---------------------------------------------- ---------  ---------

2005:

First quarter (April 1 - June 30, 2004)        $   1.30   $   .36
Second quarter (July 1 - September 30, 2004)        .72       .30
Third quarter (October 1 - December 31, 2004)      1.15       .51
Fourth quarter (January 1 - March 31, 2005)        1.05       .61

2004:

First quarter (April 1 - June 30, 2003)        $   7.94   $  2.85
Second quarter (July 1 - September 30,2003)        5.03      2.70
Third quarter (October 1 - December 31, 2003)      4.43      1.80
Fourth quarter (January 1 - March 31, 2004)        2.43      1.14




As of June 7, 2005, there were approximately 309 record holders of our outstanding common stock.

COMMON STOCK

We have never declared or paid cash dividends on our common stock and our Board of Directors intends to continue its policy for the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

ITEM 6. SELECTED FINANCIAL DATA

                                                  2005              2004            2003            2002*           2001*
                                              ------------     ------------     ------------    ------------    ------------
Statement of Operations:
Net Sales                                     $ 38,209,825     $ 70,541,128     $ 95,613,766    $ 62,475,753    $ 34,875,351
Earnings(loss) before income taxes              (3,591,975)     (21,924,919)    $  1,416,584    $  8,184,559    $  4,188,021
Income tax expense (benefit)                  $          0     $    758,505     $    198,772    $  1,895,494    $    494,744
Net earnings (loss)                             (3,591,975)     (22,683,424)    $  1,217,813    $  6,289,065    $  3,696,277
Balance Sheet:
Working capital                                 (3,378,528)      (1,382,939)    $ 15,281,023    $ 14,577,935    $  6,956,879
Current ratio                                         0.65             0.90             1.72            3.82            4.37

Property, plant and equipment, net            $  1,038,843     $    983,980     $  1,096,424    $    574,657    $    263,791
Total assets                                  $  7,668,808     $ 15,417,395     $ 38,935,294    $ 21,403,196    $ 10,509,682
Shareholders' equity                            (1,985,023)    $    216,814     $ 17,685,364    $ 16,225,433    $  8,450,237
Per Share Data:
Earnings (loss) per common share - basic      $      (0.39)    $      (2.65)    $       0.15    $       0.88    $       0.59
Earnings (loss) per common share - diluted    $      (0.39)    $      (2.65)    $       0.14    $       0.79    $       0.50
Cash dividends paid                                      0                0                0               0               0

* Restated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Our primary objectives for fiscal 2005 were to continue to drive down the operating costs and to position the company for a return of profitability. Our gross profit increased to $9.3 million or 24.3% of total revenues for twelve months ended March 31, 2005 compared to gross profit of $1.8 million or 2.6% of total revenues for same period last year. The increase of the profit margin was primarily due to the development of the new product and better sales planning. Our fixed operating expenses (compensation and selling, general and administrative expense) in fiscal 2005 decrease to $7.3 million from $14.9 million, a decrease of $7.6 million or 51% compared to prior year. The decrease of fixed operating expenses was primarily due to the aggressive cost reduction initiative implemented by the management team. As a result, our net loss decreased by $19.1 million to $3.6 million in fiscal 2005 from $22.7 million in fiscal 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                               2005         2004        2003
                                             -----------------------------------

Total Revenues                                 100.0%      100.0%     100.0%
Cost of Sales                                   75.8%       97.4%      75.6%
Operating expenses                              28.5%       31.2%      22.7%
Operating (loss) income                         -4.2%      -28.6%       1.7%
Other (expenses), income, net                   -5.2%       -2.5%      -0.2%
(Loss) Income before taxes                      -9.4%      -31.1%       1.5%
Provision (benefit) for income taxes             0.0%        1.1%       0.2%
(Loss) Income                                   -9.4%      -32.2%       1.3%

FISCAL YEAR ENDED MARCH 31, 2005 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2004

                                    NET SALES

Net sales for the fiscal year ended March 31, 2005 decreased to $38.2 million compared to revenues of $70.5 million in the fiscal year ended March 31, 2004. The decrease in net sales was a result of both decreases in unit volume as well as pricing. The decrease in sales is primarily attributed to:

      o We made a decision not to pursue low margin accounts which tie up cash flow but do not provide enough profit margins;

      o     Customers concerned of our financial liquidity;

      o     Customers had high level of inventory on hand from prior year;

      o Increase of competition in the United States and international market.

In fiscal year 2005, 64% of our sales were direct sales, which represent sales made by International SMC, and 36% were domestic sales, which represents sales made from our warehouse in the United States.

The sales decrease occurred in all segments of our business. Our total hardware sales decreased to $35.9 million, in fiscal 2005 compared to total hardware sales of $67.7 million in fiscal 2004.

Music sales decreased to $2.3 million, or 6% of net sales, in fiscal 2005, compared to $2.8 million, or 4% of net sales, in fiscal 2004. The decrease in music sales was a result of increased competition in this category.

                                  GROSS PROFIT

Gross profit for fiscal 2005 was $9.3 million or 24.2% of total revenues compared to $1.8 million or 2.6% of sales for fiscal 2004. The increase in gross margin, compared to the prior year, was primarily due to the development of new products and better sales planning. We developed seven new models in fiscal 2005, which made up $19.0 million in sales or 54% of the hardware sales in fiscal 2005. Our new products have differentiated us from our competitors and yield a higher profit margin.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

                               OPERATING EXPENSES

Operating expenses for the fiscal year ended March 31, 2005 decreased from $22.0 million to $10.9 million, a decrease of $11.1 million or 50.5% compared to the same period last year. The decrease in operating expenses consists of a decrease in variable expenses and fixed expenses. The variable expenses (Advertising, Commission, Freight and Royalty expenses) were decreased proportionally as revenues decreased. The fixed expense decrease of $7.6 million was primarily due to the following factors:

      o Decreases in compensation expenses in the amount of $2.2 million due to business downsizing and staff cuts.

      o Decreases in professional fees and legal expenses of $2.1 million due to the completion of a class action lawsuit and management's assumption of additional responsibilities, which were previously performed by outside professionals.

      o Decreased rent expense of $870K due to the early termination of one of our warehouses in California and the sublease of the existing warehouse space.

      o Decreases in defective product repair fees of $796K due to our testing line in our California warehouse. We have sent fewer real defective products to the factory for repair in fiscal 2005.

      o Decreased product licensing royalty of $1.0 million due to the termination of several licensing agreements. Our dependency on other brands has decreased in the past.

                          DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $709,290 for fiscal 2005 compared to $750,359 for fiscal 2004. This decrease in depreciation and amortization expenses can be attributed to the fact that we produced fewer models with higher volume per model, which increased the economies of scale for our product lines.

                               NET OTHER EXPENSES

Net other expenses were $1,971,740 in fiscal 2005 compared to $1,729,620 in fiscal 2004. Net other expenses increased because our interest expense increased to $2.1 million in fiscal 2005 compared to $1.7 million in fiscal 2004. Our interest expense increased because we recorded $1.6 million for the amortization of the discount on our convertible debentures. The increase in interest expense was partially offset by other income. We expect interest expense to maintain the same level for fiscal 2006.

                               INCOME BEFORE TAXES

We had a net loss before taxes of $3,591,975 in fiscal 2005 compared to a net loss before taxes of $21,924,919 in fiscal 2004. The decreased net loss was the result of increased profit margins and decreased expenses in every category.

                               INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2005 and 2004, we had gross deferred tax assets of $10.4 million and $8.2 million, against which we recorded valuation allowances totaling $10.4 million and $8.2, respectively.

For the fiscal year ended March 31, 2005, we did not record income tax expenses. This occurred because the company had taxable losses for both US operations and Hong Kong operations.

Our subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has decided to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2005 and fiscal 2004 due to the subsidiary's taxable loss. Hong Kong income taxes payable totaled $2.4 million at March 31, 2005 and 2004 and is included in the accompanying balance sheets as income taxes payable.

We effectively repatriated approximately $0, $2.0 million and $5.6 million from our foreign operations in 2005, 2004 and 2003, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. We have no remaining undistributed earnings of our foreign subsidiary.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

                               NET LOSS/NET INCOME

As a result of the foregoing, we had a net loss of $3.6 million in 2005 compared to a net loss of $22.7 million in fiscal 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2005, we had cash on hand of $0.6 in addition to $0.9 million of restricted cash and no bank overdrafts compared to cash on hand of $0.4 million and restricted cash of $0.9 million and a bank overdraft of $0.1 million on March 31, 2004. The increase of cash on hand was primarily due to increases in cash provided by operating activities, partially offset by decreases in cash used in investment activities.

Cash flows provided by operating activities were $1.1 million for the twelve months ended March 31, 2005. This was the result of better inventory planning and the selling off of overstocked inventory. Cash provided by operating activities was primarily attributed to decreases in inventory, receipt of a federal tax refund and insurance payment, partially offset by decreases of accounts payable, accrued expenses and customer credit on account.

      o Accounts payable decreases were the result of management's commitment to reduce overdue accounts payable invoices with our major supplier in China;

      o Accrued expenses decreased as a result of a class action settlement in the amount of $1.1 million, of which $800,000 was paid by our insurance company and $240,000 was paid with 400,000 shares of common stock. We also paid approximately $200,000 for music royalties and $1.4 million in other expenses.

      o Customer credit on account decreased because the Company paid off some of the customer credit balance or applied the credit balances to new orders.

Cash used in investing activities for the twelve months ended March 31, 2005 was $0.7 million. Cash used in investing activities was for the purchase of tooling and molds for the production of new karaoke machines for this fiscal year.

Cash flows used by financing activities were $0.1 million for the fiscal year ended March 31, 2005. This cash outflow was primarily due to cost of paying off a bank overdraft.

As of March 31, 2005, our working capital was ($3.4) million. Our current liabilities of $9.6 million include:

      o Amount due to one factory of $0.7 million - we have worked out the payment plan with the factory to pay off the balance by the end of this year.

      o Customer credit on account of $1.7 million - the amount of $0.7 million is due to one customer, of which $0.5 million credit balance was settled by shipments in June 2005, the remaining amount might be offset by the products or refund.

      o Convertible debentures of $2.4 million - The debentures expire in February 2006, we might be able to pay off a portion of the debenture before or on the maturity date.

      o Subordinate debt of $0.6 million - The additional $0.2 million was converted into common stock in May 2005.

      o Hong Kong income tax payable of $2.5 million (see Income Tax Expense on Page 12 for details) - We do not expect the complete tax payment to come due in the short term. Our tax exemption application is still pending with the Hong Kong tax authority. Even if the outcome is unfavorable, the Company still has the right to appeal, which could take more than a year to settle.

      o Current liabilities resulted from normal course of the business of $1.7 million.

As of June 15, 2005, our loan balance with Crestmark Bank was $0.3 million. The Company can borrow up to the lesser of the $2.5 million or 70% of the eligible accounts receivable. Per the agreement we are only allowed to factor the sales originating from the warehouses in the United States. The factor company determines the eligible receivables based on their own credit standard, and the accounts' aging. As of June 15, 2005, there was no availability under the Crestmark facility due to low sales volume during the slow selling season.

Our Hong Kong subsidiary, International SMC, has access to credit facilities at the Hong Kong Shanghai Bank and Fortis Bank. The primary purpose of the facilities is to provide International SMC with access to letters of credit so that it can purchase inventory for direct shipment of goods into the United States and international markets. The facilities are secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with the lender. The maximum available credit under the facilities is $1.5 million. The balance as of March 31, 2005 and 2004 was $0 and $62,282, respectively. The interest rate is approximate 4% per annum. As of June 15, 2005, the availability from these facilities was $0.8 million

As of June 15, 2005, our cash on hand is limited. Our average monthly operating expenses are approximately $450,000 and we need approximately $1.4 million to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in Compton, California and other operating costs.

As of March 31, 2005, our commitments for debt and other contractual arrangements are summarized as follows:

                                                        Less than                                          Over
                                          Total            1 year     1 - 3 years     3 - 5 years       5 years
                                       ------------------------------------------------------------------------
Property Leases                         2,134,065         808,429       1,325,636              --            --
Equipment Leases                           18,321           3,791           7,581           6,949            --
Subordinated Debt - Related Party         600,000         600,000              --              --            --
Convertible Debentures                  4,000,000       4,000,000                              --            --
Interest payments                         417,000         417,000                              --            --
                                       ------------------------------------------------------------------------

Total                                  $7,169,386      $5,829,220      $1,333,217      $    6,949      $     --
                                       ------------------------------------------------------------------------

Each of the contractual agreements (except the equipment leases) provide that all amounts due under that agreement can be accelerated if we default under the terms of the agreement.

           WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

      o     The collection of accounts receivable;

      o     Sales of existing inventory;

      o Financial companies willing to makes advances on accounts receivable;

      o     Short term insider loans;

      o The Continued support of factories in China that finance our purchases of karaoke machines for fiscal 2006; and

      o The utilization of credit facilities that are available to International SMC to finance all direct shipments.

Our sources of cash for working capital in the long term are the same as our sources during the short term. If we need additional financing, we intend to approach different financing companies or insiders. However, we cannot guarantee that our financing plan will succeed. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and continue our operations.

During fiscal 2006, we will strive to reduce additional operating costs. In order to reduce the need to maintain inventory in our warehouse in California and Florida, we intend to generate a larger share of our total sales through sales directly from International SMC. The goods are shipped directly to our customers from ports in China and are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. These sales in which the customer purchases the goods for delivery at a specific destination are referred to as "Direct" sales. We will also help our customers forecast and manage their inventories of our product. We are also planning to finance a significant amount of our sales with customer issued letters of credit, using International SMC's credit facility with Hong Kong Bank and relying on financing from one of our factories in China.

In the event that we do not sell sufficient products in our second and third quarters, we have considered other sources of financing, such as trying to secure an additional credit facility, private offerings and/or a venture capital investment. We expect that the profit margin for sales of our karaoke products will continue to be under price pressure, because of the competitors in the marketplace. During fiscal 2006, we plan on introducing products other than karaoke to fulfill our sales seasonality gap.

Except for the foregoing, we do not have any present commitment that is likely to cause our liquidity to increase or decrease in any material way. In addition, except for the Company's need for additional capital to finance inventory purchases, the Company is not aware of any trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 86.7%, 87.2% and 85.6% of net sales in fiscal 2005, 2004 and 2003.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

We are currently developing the products and considering trading products other than karaoke category during the slow season to fulfill the revenue shortfall.

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

INCOME TAXES. Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. At March 31, 2005 and 2004, we concluded that a valuation allowance was needed against all of our deferred tax assets, as it was not likely that the deferred taxes would be realized. At March 31, 2005 and 2004, we had gross deferred tax assets of $10.4 million and $8.2 million, against which we recorded valuation allowances totaling $10.4 million and $8.2, respectively.

For the fiscal years ended March 31, 2005 and March 31, 2004, the Company recorded a tax provision of $0 and $758,505, respectively. We have received the tax refund of $1.1 million on August 24, 2004, which has been used to pay related parties' loan and the vendors. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2004 and fiscal 2005 due to the subsidiary's net operating losses.

Hong Kong income taxes payable totaled $2.4 million at March 31, 2005 and 2004 and is included in the accompanying balance sheets as income taxes payable.

The Company effectively repatriated approximately $0, $2.0 million and $5.6 million from its foreign operations in 2005, 2004 and 2003, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. The Company has no remaining undistributed earnings of the Company's foreign subsidiary.

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

As of June 7, 2005, our cash on hand is limited. We need approximately $1.3 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. See "Liquidity" beginning on page 13. As of March 31, 2005, our inventory was valued at $3.1 million. If these sources do not provide us with adequate financing, we may try to seek financing from a third party. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to run our business. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED INSOLVENT AND WE MAY GO OUT OF BUSINESS.

As of March 31, 2005, our cash position is limited. We are not able to pay all of our creditors on a timely basis. We are current on approximately 50% of our accounts payable, which total $1.5 million as March 31, 2005. We are not current on our account payable of $0.7 million to our factory in China. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AS OF MARCH 31, 2005.

We received a report dated June 24, 2005 from our independent certified public accountants covering the consolidated financial statements for our fiscal year ended March 31, 2005 that included an explanatory paragraph which stated that the financial statements were prepared assuming the Singing Machine would continue as a going concern. This report stated that our operating performance in fiscal 2005 and our minimal liquidity raised substantial doubt about our ability to continue as a going concern. If we are not able to raise additional capital, we may need to curtail or stop our business operations. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2005, 2004 and 2003 were approximately 40%, 53% and 67% respectively. In fiscal 2005, three customers accounted for 9%, 8% and 8% of our net sales. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2005, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out a written agreement with a factory in China to produce most of our karaoke machines for fiscal 2006. We owe this factory approximately $0.7 million as of June 15, 2005 and have worked out a verbal payment plan with it. See "Liquidity" beginning on page 13. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE RELYING ON ONE DISTRIBUTOR TO DISTRIBUTE OUR MUSIC PRODUCTS, IF THE DISTRIBUTION AGREEMENT IS TERMINATED, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We are relying on Warner Brother Publication to distribute our music products in fiscal 2005, if the distribution agreement is terminated, our music revenues might decrease as well as our profitability.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2005 and 2004, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $3.5 million, or 9% of our net sales in fiscal 2005. Some of the returns were resulted from the customer's overstock of the products. Although we were not contractually obligated to accept this return of the products in fiscal 2005 or fiscal 2004, we accepted the return of the products because we valued our relationship with our customers. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In our fiscal year ended March 31, 2005, our sales to customers in the United States decreased because of increased price competition. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $0.6 million during fiscal 2005 and $2.3 million during fiscal 2004. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED.

Because of our reliance on manufacturers in China for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. We overestimated demand for our products in fiscal 2003 and 2004 and had $5.9 million in inventory as of March 31, 2004. Because of this excess inventory, we had liquidity problems in fiscal 2005 and our revenues, net income and cash flow were adversely affected

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME.

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2004, we had $5.9 million in inventory on hand, which impacted our cash flow and liquidity from operations in fiscal 2005. As of March 31, 2005, our inventory was valued at $3.1 million, after a $1.7 million reserve had been taken. It is important that we sell this inventory during fiscal 2006, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT COMPETITIVE MARKET.

Over the past year, our gross profit margins have generally decreased due to the competition except for fiscal 2005 since we have developed the several new models, which yield higher profit margin. We expect that our gross profit margin might decrease under downward pressure in fiscal 2006.

WE MAY BE UNABLE TO SUCCESSFULLY DEFEND OURSELVES IN THE SYBERSOUND LAWSUIT AND OUR CASH FLOW COULD BE AFFECTED. THE COST TO DEFEND OURSELVES MAY BE SUBSTANTIAL AND OUR NET PROFITABILITY MAY BE AFFECTED.

We are currently defending ourselves in a lawsuit filed by Sybersound Records, Inc., d/b/a Party Tyme Karaoke, which seeks damages of more than $200 million. If we cannot successfully defend ourselves and are forced to pay the judgment our cash flow could be affected. Alternatively, the cost of successfully defending ourselves may also be great and may adversely affect our net profitability.

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUR MTV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY.

Our license with MTV Networks is important to our business. We generated 17.6% and 11.8% of our consolidated net sales from products sold under the MTV license in fiscal 2005 and 2004, respectively. Our MTV license was terminated on December 31, 2004, with an extension to sell certain existing inventory by September 31, 2005. We expect the MTV branded products will be phased out and replaced with SMC brand products going forward.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 86.7%, 87.2% and 85.6%of net sales in fiscal 2005, 2004 and 2003, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Craig and Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2005, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2006. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's and video cassettes.

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW.

The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner. To introduce products on a timely basis, we must:

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

We believe that we will need to continue to enhance our karaoke machines and develop new machines to keep pace with competitive and technological developments and to achieve market acceptance for our products. At the same time, we need to identify and develop other products which may be different from karaoke machines.

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS' RECEIPT OF INVENTORY.

We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facility in Compton California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We are using nine factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing approximately 95% of our karaoke products in fiscal 2006. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES.

Over the past several years, we have received notices from several music publishers who have alleged that we did not have the proper copyright licenses to sell certain songs included in our compact discs with graphics discs ("CDG"s). CDG's are compact discs which contain the musical recordings of the karaoke songs and graphics which contain the lyrics of the songs. We have settled or are in the process of settling all of these copyright infringement issues with these publishers. We have spent approximately $70,000 to settle these copyright infringement suits in fiscal year 2004 and 2005. These copyright infringement claims may have a negative effect on our ability to sell our music products to our customers. If we do not have the proper copyright licenses for any other songs that are included in our CD+G's and cassettes, we will be subject to additional liability under the federal copyright laws, which could include settlements with the music publishers and payment of monetary damages. See " Legal Proceedings."

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 15, 2005, we are aware of only two customers, FAO Schwarz and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST.

During fiscal 2005, approximately 36% of our sales were domestic warehouse sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we couldn't get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From June 1, 2004 through June 1, 2005, our common stock has traded between a high of $1.00 and a low of $0.33. During this period, we have lost senior executives and Board members, had liquidity problems, and incurred a net loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of May 15, 2005, investors hold a short position in 205,000 shares of our common stock which represents 2.6% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS.

Our employment agreement with Yi Ping Chan requires us, under certain conditions, to make substantial severance payments to him if he resigns after a change of control. As of March 31, 2005, Mr. Chan is entitled to severance payments of $250,000. These provisions could delay or impede a merger, tender offer or other transaction resulting in a change in control of the Singing Machine, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. See "Executive Compensation - Employment Agreements" on page 28.

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

As of June 7, 2005, we have not received any notices from AMEX notifying us that they will delist us. However, we cannot assure you that Amex will not take any actions in the near future to delist our common stock. If our common stock were delisted from the Amex, we would trade on the Over-the-Counter Bulletin Board and the market price for shares or our common stock could decline. Further, if our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2005, there were outstanding stock options to purchase an aggregate of 1,041,610 shares of common stock at exercise prices ranging from $.75 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $3.67 per share. As of March 31, 2005, there were outstanding immediately exercisable option to purchase an aggregate of 775,831 shares of our common stock. There were outstanding stock warrants to purchase 591,040 shares of common stock at exercise prices ranging from $1.46 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $1.91 per share. In addition, we have issued $4,000,000 of convertible debentures, which are convertible into an aggregate of 2,831,858 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

THE $4 MILLION PRIVATE PLACEMENT THAT WE CLOSED IN SEPTEMBER 2003 WILL AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE.

On September 8, 2003, we closed a private offering in which we issued $4 million of convertible debentures and stock purchase warrants to six institutional investors. As part of this investment, we agreed to several limitations on our corporate actions, some of which limit our ability to raise financing in the future. If we enter into any financing transactions prior to January 21, 2006, we need to offer the institutional investors the right to participate in such offering in an amount equal to the greater of (a) the principal amount of the debentures currently outstanding or (b) 50% of the financing offered to the outside investment group. For example, if we offer to sell $10 million worth of our securities to an outside investment group, the institutional investors will have the right to purchase up to $5 million of the offering. This right may affect our ability to attract other investors if we require external financing to remain in operations. Furthermore, for a period of 90 days after the effective date of the registration statement registering shares of common stock issuable upon conversion of the convertible debentures and the warrants, we cannot sell any securities.

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

IF WE SELL ANY OF OUR SECURITIES AT A PRICE LOWER THAN $0.60 PER SHARE, THE CONVERSION PRICE OF OUR DEBENTURES AT $1.41 PER SHARE WILL BE REDUCED AND THERE WILL BE ADDITIONAL DILUTION TO OUR SHAREHOLDERS.

Given that our common stock is trading at a price of $0.60 per share as of June 15, 2005, it is possible that we may need to sell additional securities for capital at a price lower than $0.60 per share. If we sell any securities at a price lower than $0.60 per share, the conversion price of our debentures currently set at $1.41 per share will be reduced and there will be more dilution to our shareholders if and when the debentures are converted into shares of our common stock. The set price will be reduced by an amount equal to 50% of the difference between the set price and effective purchase price of such shares.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of March 31, 2005, there were 9,769,593 shares of our common stock outstanding. Of these shares, approximately 960,924 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1, of which this Prospectus is a part, was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 18,900,000 shares of common stock. As of March 31, 2005, we had 9,769,593 shares of common stock issued and outstanding and an aggregate of 1,632,650 shares issuable under our outstanding options and warrants. We also have an obligation to issue up to 2,831,858 shares upon conversion of our debentures and have reserved 207,791 additional shares for interest payment on the debentures. As such, our Board of Directors has the power, without stockholder approval, to issue up to 4,458,108 shares of common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2005, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or March 31, 2005, we do not have any exposure to market risk resulting from changes in interest rates. We have $4 million in convertible notes, which have a fixed interest rate of 9% effective as of November 8, 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required pursuant to this Item 8 are included in this Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE OF ACCOUNTANTS

On October 15, 2004, Grant Thornton LLP (the "Former Accountant") resigned as the auditors for The Singing Machine Company, Inc. (the "Company"). On October 15, 2004, the Company engaged Berkovits, Lago & Company, LLP (the "New Accountant"), as its independent certified public accountant. The Company's decision to engaged the New Accountant was approved by its Audit Committee on October 15, 2004.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K, except for the following:
Management and the Former Accountant, have advised our Audit Committee that during the course of the audit, they noted deficiencies in internal controls relating to:

- weakness in our financial reporting process as a result of a lack of adequate staffing in the accounting department, and

-     accounting for consigned inventory and inventory costing.

The Former Accountant has advised the Audit Committee that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the end of the fiscal year, our Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) During the evaluation referred to in Item 4(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

N/A

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2005.

Name                  Age     Position
--------------------------------------------------------------------
Yi Ping Chan          41      Interim CEO, Chief Operating Officer,
                                Director, Secretary
Jeff Barocas*         57      Former Chief Financial Officer
Danny Zheng           35      Chief Financial Officer
Josef A. Bauer        66      Chairman
Harvey Judkowitz      60      Director
Bernard Appel         73      Director
Marc D. Goldberg      60      Director
Stewart A. Merkin     62      Director

* Resigned effective March 31, 2005.

Yi Ping Chan has served as our Chief Operating Officer from May 2, 2003 and as our Interim Chief Executive Officer since October 17, 2003. Prior to this appointment, Chan was a consultant to Singing Machine. Mr. Chan was a founder and general partner of MaxValue Capital Ltd., a Hong Kong-based management consulting and investment firm, and co-founder and director of E Technologies Ltd., Hong Kong, which specialized in health care technology transfer from April 1996 to June 2002. Prior to that, he was Chief Strategist and Interim CFO from January 2000 to June 2002 of a Hong Kong-based IT and business process consulting firm with operations in Hong Kong, China and the US. He also held a senior management position with a Hong Kong-based venture capital and technology holding company with operations in Hong Kong, China and the US. He also worked as a business development analyst for Allied Signal Inc. (now part of Honeywell Corp.) doing joint venture and acquisition in Japan and China. He also worked as an engineer for International Business Machine Corp. in the USA. Mr. Chan earned an MBA in 1994 and a MSEE in 1990 from Columbia University and a BSEE with Magna Cum Laude in 1987 from Polytechnic University, New York.

Danny Zheng has been part of the Singing Machine management team since April 2004 and has served as financial controller and principal accounting officer. Danny is a certified public accountant licensed by the state of Delaware. He has more than 10 years of hands-on controllership experience. He held controller and VP finance positions with various private and public companies. Previously, he was also employed by a New York regional CPA firm as tax consultant for 4 years. Danny was also served as general manager from 1999 to 2002 for PC Ware International Miami branch, a Taiwan base computer manufacturer. He was responsible for its distribution, marketing and finance operation in six countries throughout Latin America. He also served as director of operation for PC Micro, a joint venture computer manufacturer in Manaus, Brazil from 1999 to 2002. Danny earned a B.S. degree in accounting from Nankai University in China and is currently obtaining his Master Degree in Accounting from Florida International University part time.

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

Harvey Judkowitz has served as a director since March 29, 2004 and is the Chairman of our Audit Committee. He is licensed as a Certified Public Accountant in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He currently serves as the Chairman and CEO of UniPro Financial Services, a diversified financial services company. He also sits on the Board of Directors and serves as the Chair of the Audit Committee of Intelligent Motor Cars, Inc. and Capital First Corporation.

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

Marc Goldberg has served as a director since December 1, 2004. He has been President since 1995 of SuMa Partners, Ltd., a human resources, labor relations and employee communication consulting firm. In addition to his consulting practice, he has more than twenty-five years of applied expertise in organizational effectiveness, change management and performance improvement in Fortune 500 and emerging companies. Prior to founding SuMa Partners, Mr. Goldberg was Vice President, Human Resources at Mobile Telecommunication Technologies. He also served as an organization design consultant for The Mescon Group, Inc., Vice President, Human Resources at Contel Business Systems/Executone, Inc., and Manager, Human Resources at GE Integrated Communication Services. He obtained his J.D. and his Bachelor of Arts in Sociology from Boston University, and is certified as a Senior Professional in Human Resources (SPHR) and as a Business Manager(CBM).

Stewart Merkin has served as a director since December 1, 2004. Mr. Merkin, founding partner of the Law Office of Stewart A. Merkin, has been practicing law in Miami, Florida since 1974. His core legal practice areas include corporate and securities law, as well as mergers and acquisitions and international transactions. He was awarded both J.D. and M.B.A. degrees from Cornell University, as well as a B.S. from The Wharton School, University of Pennsylvania. He has been admitted to the Florida and New York State Bar since 1972 and 1973 respectively.

BOARD COMMITTEES

We have an audit committee, an executive compensation/stock option committee and a nominating committee. As of June 15, 2005, the audit committee consists of Messrs. Judkowitz (Chairman), Appel and Merkin. The Board has designated Mr. Judkowitz as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. The Board has determined that Messrs. Judkowitz, Merkin and Appel are "independent directors" within the meaning of the listing standards of the American Stock Exchange. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors. As of June 15, 2005, the executive compensation/stock option committee consists of Messrs. Goldberg (Chairman), Judkowitz and Bauer. The executive compensation/stock option committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan. As of June 15, 2005, the nominating committee consists of Messrs. Appel (Chairman), Bauer, Merkin and Chan. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

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

DIRECTOR'S COMPENSATION

During fiscal 2005, our compensation package for our non-employee directors consisted of grants of stock options, cash payment and reimbursement of costs and expenses associated with attending our Board meetings. Our five non-employee directors during fiscal 2005 were Messrs. Bauer, Appel, Judkowitz, Goldberg and Merkin.

During fiscal 2005, we have implemented the following compensation policy for our directors.

      o An initial grant of 20,000 SMD stock options with an exercise price determined as the closing price on the day of joining the board. The options will vest in one year and expire in ten years while they are board members or 90 days once they are no longer board members.

      o An annual cash payment of $7,500 will be made for each completed full year of service or prorated for a partial year. The payment will be made as of March 31.

      o An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the Annual Shareholder Meeting. The actual grant will be made on or before March 31.

      o An annual grant of 20,000 SMD stock options with an exercise price determined as the closing price on the day of the Annual Shareholder Meeting. If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

      o Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $200 fee.

      o All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2005, its officers, directors and 10% shareholders complied with all Section 16(a) filing.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the fiscal years ended March 31, 2005, 2004 and 2003 with regard to (i) Yi Ping Chan, our Interim Chief Executive Officer and Chief Operating Officer, from October 17, 2003 through the present date, and each of our other executive officers whose compensation exceeded $100,000 on an annual basis (the "Named Officers"):

                                                             Summary Compensation Table


                                                        Annual Compensation                       Long Term Compensation
                                            --------------------------------------------------------------------------------------
                                                                                                    Securities
                                                                                 Other Annual       Underlying        All Other
Name of Individual and Principal Position   Year        Salary        Bonus     Compensation(1)   Options / SAR's   Compensation(2)
-----------------------------------------   ----     -------------  ----------  ---------------   ---------------  ----------------
Yi Ping Chan                                2005     $ 246,038             --     $   6,000             --            $   4,560
  Interim CEO & COO                         2004     $ 247,470(15)         --     $   6,000         52,800            $  12,180

Edward Steele                               2005     $ 249,038             --     $   6,500             --            $   6,000
  Former Chief Executive Officer (3)        2004     $ 372,809(15)         --     $   6,000         10,000            $  17,949
                                            2003     $ 382,352             --     $   8,671         30,000            $  17,969

Danny Zheng                                 2005     $  84,884             --            --         12,000            $   3,420
  Chief Executive Officer (4)


Jeffery Barocas                             2005     $ 135,346             --     $   6,000         50,000            $   3,420
  Former Chief Executive Officer (5)


April J. Green                              2004     $ 127,642             --     $   3,600          4,380            $   5,094
  Former Chief Executive Officer (6)        2003     $ 122,200      $  25,000     $   3,900         20,000            $  13,551

John Dahl                                   2004     $  78,834             --     $   1,200         50,000            $     350
  Senior Vice President of Finance (7)


John Klecha                                 2004     $  41,480             --     $   1,000             --            $ 189,911(9)
  Former Chief Operating Officer (8)        2003     $  30,117             --     $   6,555         24,000            $  13,264

Jack Dromgold                               2004     $ 183,266(15)         --     $   4,500         50,000            $ 110,622(11)
  Former Vice President of Sales and        2003     $ 210,277      $  50,000     $  51,067        100,000            $ 154,072(12)
  Marketing (10)


Robert Weinberg                             2004     $  57,692             --     $   3,000(14)
  Former Chief Executive Officer (13)

(1) The amounts disclosed in this column for fiscal 2005, 2004 and 2003 include automobile expense allowances.

(2) Includes matching contributions under our 401(k) savings plan, medical insurance pursuant to the executive's employment agreement and other expenses described herein.

(3) Mr. Steele served as our Chief Executive Officer from September 1991 through July 23, 2003. He currently serves as our Senior Advisor and Director of Product Development.

(4) Mr. Danny Zheng joined our company on April 19, 2004 as financial controller and became our Chief Financial Officer on April 5, 2005.

(5) Mr. Jeffery Barocas joined our company on April 1, 2004 as Chief Financial Officer and resigned on April 1, 2005.

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

(10) Mr. Dromgold joined us on April 15, 2002 and resigned on December 16, 2003.

(11) Amounts paid to Mr. Dromgold pursuant to his separation and release agreement were $104,640 and our matching 401(k) contributions. and medical insurance were $4,582

(12) Includes relocation expenses of $45,529, our matching contribution of $8,543 under our 401(k) savings plan and medical insurance at a $100,000 value contributed to option granted to Mr. Dromgold and $60,565 paid to Mr. Dromgold pursuant to his separation and release agreement.

(13) Mr. Weinberg served as our Chief Executive Officer from July 23, 2003 to October 12, 2004.

(14) Represents 3 months of rent paid for Mr. Weinberg's apartment in Florida.

(15) Effective as of August 1, 2003, Mr. Chan, Mr. Dromgold and Mr. Steele agreed to take 15% of their annual compensation in the form of stock for a nine month period until March 31, 2004 (except Mr. Steele's agreement was for an 8 month period until February 28, 2004 when his employment agreement expired). During their respective time periods, Mr. Chan, Mr. Dromgold and Mr. Steele received compensation in the amount of $20,125, $17,535 and $63,136 in shares of the Singing Machine's common stock. The average trading that was used to calculate the number of shares that would be issued to each officer was $3.85 per share.

OPTION GRANTS IN FISCAL 2005

The following table sets forth information concerning all options granted to our officers and directors during the year ended March 31, 2005. No stock appreciation rights ("SAR's") were granted.

                                            TOTAL OPTIONS
                            SHARES            GRANTED TO         EXERCISE                          POTENTIAL REALIZABLE VALUE AT
                          UNDERLYING         EMPLOYEES IN       PRICE PER        EXPIRATION         ASSUMED ANNUAL RATES OF STOCK
                       OPTIONS GRANTED(1)     FISCAL YEAR          SHARE            DATE         PRICE APPRECIATION FOR OPTION TERM

                                                                                                   5% (2)               10% (2)
Yi Ping Chan                    --                  --                 --                --            --                   --
Edward Steele                   --                  --                 --                --            --                   --
Danny Zheng                 12,000               4.55%           $   1.05           4/26/14         7,924               20,081
Jeffrey Barocas             50,000              18.94%           $   1.17      Cancelled(3)            --                   --
Harvey Judkowitz            20,000               7.58%           $   1.20           3/29/14        15,093               38,250
Harvey Judkowitz            20,000               7.58%           $   0.75          11/29/14         9,433               23,906
Bernard Appel               20,000               7.58%           $   0.75          11/29/14         9,433               23,906
Josef A. Bauer              20,000               7.58%           $   0.75          11/29/14         9,433               23,906
Marc D. Goldberg            20,000               7.58%           $   0.77           12/1/14         9,685               24,544
Stewart A. Merkin           20,000               7.58%           $   0.77           12/1/14         9,685               24,544


(1) All of these options were granted under a Year 2001 Stock Option Plan. The Options granted to Mr. Judkowitz, Mr. Bauer, Mr. Goldberg, Mr. Merkin and Mr. Appel vest in one year, on November 29, 2005 (except Mr.Goldberg's and Mr. Merkin will fully vest on December 1, 2005). Mr. Zheng's options vest in five equal installments beginning on April 26, 2005.

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

(3)Mr. Barocas received a grant of 50,000 options on April 5, 2004. These options will expire on June 30, 2005 ninety days after Mr. Barocas resigned from our company.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2005 AND OPTION
VALUES

The following table sets forth information as to the exercise of stock options during the fiscal year ended March 31, 2005 by our officers listed in our Summary Compensation Table and the fiscal year-end value of unexercised options.

                                                                      NUMBER OF            VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT
                                                                 AT FISCAL YEAR END         FISCAL YEAR END (2)
                             SHARES ACQUIRED        VALUE           EXERCISABLE/               EXERCISABLE/
NAME OF INDIVIDUAL            UPON EXERCISE       REALIZED(1)       UNEXERCISABLE              UNEXERCISABLE
--------------------------   -----------------   -------------  ----------------------   --------------------------
Yi Ping Chan                        --                 --            117,600/85,200                 0/0
Danny Zheng                         --                 --              2,400/12,000                 0/0


EMPLOYMENT AGREEMENTS

Yi Ping Chan. Effective as of May 2, 2003, we entered into a three year employment agreement with Yi Ping Chan, our current interim CEO and Chief Operating Officer. Mr. Chan is entitled to receive an annual salary equal to $250,000 per year, plus bonuses and increases in his annual salary at the sole discretion of our Board of Directors. We agreed to grant Mr. Chan options to purchase 150,000 shares of our common stock of which 50,000 options will vest each year and to reimburse him for moving expenses of up to $40,000. We granted Mr. Chan options to purchase 150,000 shares of our common stock, in July 2003. In the event of a termination of his employment following a change of control, Mr. Chan would be entitled to a lump sum payment of 100% of the amount of his total compensation in the twelve months preceding such termination. During the term of his employment agreement and for a period of two years after his termination for cause and one year if he is terminated without cause, Mr. Chan cannot directly or indirectly compete with our company in the karaoke industry in the United States.

SEPARATION AND CONSULTING AGREEMENTS

Mr. Barocas resigned as our Chief Financial Officer effective March 31, 2005. In connection with his resignation, we entered into a separation and release agreement with Mr. Barocas. Under this agreement, we agreed to provide Mr. Barocas with a severance payment equal to $50,157, which consisted of (i) salary payment in the amount of $13,846, (ii) auto allowance in the amount of $554,
(iii) a COBRA reimbursement payment equal to $1,142, (iv) payment for accrued vacation time equal to $5,769 and (v) severance payments in the amount of $28,846.15. In exchange, Mr. Barocas agreed to release the Singing Machine from any liability in connection with the termination of his employment.

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

                                                                          WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                                            NUMBER OF SECURITIES         EXERCISE PRICE OF    REMAINING AVAILABLE FOR EQUITY
                                              TO BE ISSUED UPON             OUTSTANDING             COMPENSATION PLANS
                                           EXERCISE OF OUTSTANDINGS      OPTIONS, WARRANTS       (EXCLUDING SECURITIES IN
            PLAN CATEGORY                OPTION, WARRANTS AND RIGHTS         AND RIGHTS                 COLUMN (A))
---------------------------------------  ----------------------------  --------------------   -------------------------------
Equity Compensation Plans approved by             1,041,610                    $3.67                      1,251,440
   Security Holders

Equity Compensation Plans Not                             0                        0                            0
   approved by Security Holders

YEAR 1994 PLAN

Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and it was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million share of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2005, we have 343,050 options issued and outstanding under the 1994 Plan and all of these options are fully vested as of March 31, 2005.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company `s common stock and a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2005, we have granted 698,560 options under the Year 2001 Plan, 432,781 of which are fully vested.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. In fiscal 2002, we made a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50.369% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2005, 2004 and 2003 totaled approximately $30,025, $55,402 and $61,466, respectively.

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

BASE SALARIES

During fiscal 2005, we had employment agreement with one executive officer. The base salary of each of our executive officers was determined based on comparison to executives with similar responsibilities at other public companies: The persons that served as executive officers during fiscal 2005 are listed below.

Eddie Steele, who served as our Chief Executive Officer from September 1991 through August 3, 2004 and as our Director of Product Development from August 3, 2004 through the present date.

Yi Ping Chan, who has served as our Chief Operating Officer since May 2, 2003 and Interim Chief Executive Officer since October 17, 2003 through the present date.

Jeffrey Barocas who has served as our Chief Financial officer from April 1, 2004 and resigned on April 1, 2005.

Danny Zheng who has served as our Financial Controller from April 19, 2004 to April 3, 2005 and served as our Chief Financial Officer from April 4, 2005 through the present date.

INCENTIVE CASH BONUSES

Generally, we award cash bonuses to our management employees and other employees, based on their personal performance in the past year and overall performance of our company. During fiscal 2005, we did not award any cash bonuses to any of our executive officers because our financial performance was weak.

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

During fiscal 2005, we granted an aggregate of 62,000 options to our senior executive officers. All options grants in fiscal 2005 were made under our Year 2001 Stock Option Plan. See "Executive Compensation -Option Grants in Last Fiscal Year" on pages 27 for information about the number of options granted to each individual. Each of the option grants was at a price that was equal to the closing price of our common stock on the date of grant.

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

We did not grant any cash bonuses to Mr. Chan in fiscal 2005 because our financial performance did not justify cash bonuses to any of our employees. Even though we have cut the cost significantly, we had a net operating loss of $ 3.6 million in fiscal 2005.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The graph below compares the performance of the Singing Machine's common stock with the American Stock Market Index ("AMEX Index") and the Dow Jones - Consumer Electronics Index ("Dow Jones-CSE"), during the period beginning March 31, 2000 through March 31, 2005. The graph assumes the investment of $100 on March 31, 2000 in the Singing Machine's common stock, in the AMEX Index and the Dow Jones-CSE Index. Total shareholder return was calculated on the basis that in each case all dividends were reinvested.

                                               2000        2001        2002       2003        2004       2005
                                            --------------------------------------------------------------------
The Singing Machine Company                   100.00      113.78      379.02      166.88      27.73      18.01
Dow Jones Consumer Electronics  Index         100.00       60.08       49.74       31.76      50.00      57.01
AMEX Market Index                             100.00       84.36       83.67       79.91      70.98      76.50


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 15, 2005, certain information concerning beneficial ownership of our common stock by:

      o     all directors of the Singing Machine,

      o     all executive officers of the Singing Machine.

      o     persons known to own more than 5% of our common stock;

We had 10,,047,371 shares of our common stock issued and outstanding.

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

                                                     SHARES OF         PERCENT OF
                                                   COMMON STOCK(1)    COMMON STOCK(1)
                                                   ----------------   -------------
Yi Ping Chan

Interim CEO and Chief Operating Officer                 160,957             *

Danny Zheng

Chief Financial Officer                                   2,400             *

Joseph Bauer

Chairman                                              1,226,983(2)       11.53%

Edward Steele

Former CEO                                              937,510(3)        8.81%

Bernard Appel

Director                                                 20,000             *

Harvey Judkowitz

Director                                                 20,000             *

Marc Goldberg

Director                                                      0             *

Stewart Merkin

Director                                                      0             *

Wellington Management Company, LLP                      934,000           8.78%

Target Capital                                          755,600           7.10%


All Directors and Executive Officers as a Group       1,430,340          13.44%


*Less than 1%.

(1) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company's Common Stock issued under the 1994 and 2001 Stock Option Plans , which will be vested and exercisable within 60 days of June 30, 2005: 117,600 options held by Yi Ping Chan; 2,400 options held by Danny Zheng; 77,580 options held by Joseph Bauer; 354,500 options held by Edward Steele; 20,000 options held by Bernard Appel; 20,000 options held by Harvey Judkowitz; 237,580 options held by the executive officers and directors as a group.

(2) Includes 126,913 shares held individually by Mr. Bauer, 323,216 held by Mr. Bauer's wife, 74,374 held jointly by Mr. Bauer and his wife, 369,400 shares held by Mr. Bauer's pension account, 255,500 shares held in Mr. Bauer's Family LTD Partnership and 77,580 issuable upon the exercise of stock options that can be exercisable within 60 days of June 30, 3005.

(3) Includes 163,200 held by Mr. Steele individually, 419,810 held by Mr. Steele's wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On or about July 10, 2003, certain officers and directors of our company advanced $1 million to our company pursuant to written loan agreements. The officer was Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans accrue interest at 9.5% per annum and as of March 31, 2005, all interest was accrued, and the unpaid amount totaled approximately $14,250. These loans were originally scheduled to be repaid by October 31, 2003 and are now due on demand. These loans were subordinated to Milberg's factoring agreement, which we terminated effective as of July 14, 2004 and subsequently subordinated to Crestmark Bank. On January 20, 2005, Messrs. Bauer, Chan and Ms. LaRoche had converted 50% of their loan and accrued interest in the amount of $409,500 into common stock at $0.72/share for total of 563,274 shares. On May 18, 2005, Mr. Moore had converted 100% of his loan in the amount of $200,000 into common stock at $0.72/share for total of 277,778 shares.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by Berkovits, Lago & Co, LLP and Grant Thornton, LLP for professional services rendered for the fiscal years ended March 31, 2005 and 2004:

                                     Fiscal        Fiscal
                Fee Category          2005          2004
                                    --------      --------

                Audit Fees          $289,790      $217,632
                Tax Fees              33,543       103,958
                All Other Fees        12,938         5,041
                                    --------      --------
                Total Fees          $336,271      $326,631
                                    ========      ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by Berkovits, Lago & Co, LLP and Grant Thornton LLP in connection with statutory and regulatory filings or engagements.

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above. In fiscal 2004, these services included general business meetings between Grant Thornton, and executives and directors of The Singing Machine.

Out of the total 2005 audit and other fees, $86,219 were billed by Berkovits, Lago and Co., LLP.

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

                        THE SINGING MACHINE COMPANY, INC.

Dated: June 28, 2005                        By: /s/ YI PING CHAN
                                            ------------------------------------
                                            Interim Chief Executive Officer
                                            (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

            SIGNATURE                                   CAPACITY                        DATE
----------------------------------         ------------------------------------    -----------------
/s/ YI PING CHAN                           Chief Executive Officer                 June 28, 2005
----------------------------------
Yi Ping Chan

/s/ Danny Zheng                            Chief Financial Officer (Principal      June 28, 2005
----------------------------------         Financial and Accounting Officer)
Danny Zheng

/s/ JOSEF A. BAUER                         Director                                June 28, 2005
----------------------------------
Josef A. Bauer

/s/ BERNARD APPEL                          Director                                June 28, 2005
----------------------------------
Bernard Appel

/s/ HARVEY JUDKOWITZ                       Director                                June 28, 2005
----------------------------------
Harvey Judkowitz

/s/ MARC GOLDBERG                          Director                                June 28, 2005
----------------------------------
Marc Goldberg

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms                    F-2
Consolidated Balance Sheets                                                  F-4
Consolidated Statements of Operations                                        F-5
Consolidated Statements of Cash Flows                                        F-6
Consolidated Statements of Stockholders' Equity (Deficit)                    F-7
Notes to Consolidated Financial Statements                                   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Singing Machine Company, Inc.

We have audited the consolidated balance sheet of The Singing Machine Company, Inc. and subsidiary (the "Company") as of March 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Singing Machine Company, Inc. as of March 31, 2005, and the consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of The Singing Machine Company, Inc. and subsidiary for the year ended March 31, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's inability to obtain outside long term financing, increasing stockholders' deficit and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
June 24, 2005

                     REPORT OF FORMER INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Singing Machine Company, Inc.

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and subsidiary (the "Company") as of March 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Singing Machine Company, Inc. and subsidiary as of March 31, 2004 and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of The Singing Machine Company, Inc. and subsidiary for the two years ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

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

Miami, Florida

June 16, 2004 (except for the last
  paragraph of Note 7, as to which the
  date is July 14, 2004 and the fifth
  paragraph of Note 3, as to which the
  date is September 20, 2004)

                       THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS

                                                                            March 31         March 31
                                                                              2005             2004
                                                                          ------------     ------------
                                     Assets

Current Assets

     Cash and cash equivalents                                            $    617,054     $    356,342
     Restricted Cash                                                           870,795          874,283
     Accounts Receivable, less allowances of $117,806 and $98,009,
        respectively                                                         1,150,842        3,806,166
     Due from manufacturer                                                          --           95,580
     Due from factor                                                            34,372               --
     Inventories                                                             3,094,937        5,923,267
     Prepaid expenses and other current assets                                 507,304          783,492
     Insurance receivable                                                           --          800,000
     Refundable tax                                                                 --        1,178,512
                                                                          ------------     ------------
          Total Current Assets                                               6,275,304       13,817,642
Property and Equipment, at cost less accumulated depreciation
     of $3,579,882 and $2,870,592, respectively                              1,038,843          983,980
Other Non-Current Assets                                                       354,661          615,773
                                                                          ------------     ------------
          Total Assets                                                    $  7,668,808     $ 15,417,395
                                                                          ============     ============
                 Liabilities and Shareholders' Equity (Deficit)

Current Liabilities

     Bank overdraft                                                       $         --     $     62,282
     Accounts payable                                                        1,466,571        4,651,675
     Accrued expenses                                                          693,776        3,481,905
     Customer credits on account                                             1,659,324        2,111,484
     Deferred Gross profit on estimated returns                                396,231               --
     Convertible debentures, net of unamortized discount of $1,615,647
       and $2,554,511, respectively                                          2,384,353        1,445,489
     Subordinated debt-related parties                                         600,000        1,000,000
     Income tax payable                                                      2,453,576        2,447,746
                                                                          ------------     ------------
          Total Current Liabilities                                          9,653,831       15,200,581

Shareholders'  Equity (Deficit)

     Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
       shares issued and outstanding                                                --               --
     Common stock, Class A, $.01 par value;  100,000 shares
       authorized; no shares issued and outstanding                                 --               --
     Common stock, $0.01 par value;  18,900,000 shares authorized;
        9,769,593 and 8,752,318 shares issued and outstanding                   97,696           87,523
     Additional paid-in capital                                             11,432,463       10,052,498
     Accumulated deficit                                                   (13,515,182)      (9,923,207)
                                                                          ------------     ------------
          Total Shareholders' Equity (Deficit)                              (1,985,023)         216,814
                                                                          ------------     ------------
          Total Liabilities and Shareholders'  Equity (Deficit)           $  7,668,808     $ 15,417,395
                                                                          ============     ============

   The accompanying notes are an integral part of these financial statements.

                     The Singing Machine Company, Inc. and Subsidiary

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For Years Ended
                                                        ------------------------------------------------
                                                        March 31, 2005   March 31, 2004   March 31, 2003
                                                        --------------   --------------   --------------
Net Sales                                                $ 38,209,825     $ 70,541,128     $ 95,613,766

Cost of Goods Sold                                         28,945,283       68,722,578       72,329,035
                                                         ------------     ------------     ------------
Gross Profit                                                9,264,542        1,818,550       23,284,731

Operating Expenses

      Advertising                                             597,821        2,340,439        5,032,367
      Commissions                                             947,945        1,024,883          997,529
      Compensation                                          2,854,142        5,048,831        4,095,176
      Freight and Handling                                    991,866        1,423,082        2,112,435
      Royalty expense                                       1,008,553        2,294,727        2,257,653
      Selling, general and administrative expenses          4,484,450        9,881,887        7,175,341
                                                         ------------     ------------     ------------
Total Operating Expenses                                   10,884,777       22,013,849       21,670,501
                                                         ------------     ------------     ------------
(Loss) Income from Operations                              (1,620,235)     (20,195,299)       1,614,230

Other Income (Expenses)

      Other income                                            204,267           22,116          196,537
      Interest expense                                       (549,506)        (993,885)        (394,183)
      Interest expense - Amortization of discount
           on convertible debentures                       (1,626,501)        (757,851)              --
                                                         ------------     ------------     ------------

Net Other Expenses                                         (1,971,740)      (1,729,620)        (197,646)
                                                         ------------     ------------     ------------

Loss (Income) Before Income Tax Provision                  (3,591,975)     (21,924,919)       1,416,584

Provision for Income Taxes                                         --          758,505          198,772
                                                         ------------     ------------     ------------

Net (Loss) Income                                        $ (3,591,975)    $(22,683,424)    $  1,217,812
                                                         ============     ============     ============

Income (Loss) Income per common share:

      Basic                                              $      (0.39)    $      (2.65)    $       0.15
      Diluted                                            $      (0.39)    $      (2.65)    $       0.14

Weighted Average Common and Common Equivalent Shares:

      Basic                                                 9,112,278        8,566,116        8,114,330
      Diluted                                               9,112,278        8,566,116        8,931,385

   The accompanying notes are an integral part of these financial statements.

               The Singing Machine Company, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For Years Ended
                                                                              ------------------------------------------------
                                                                              March 31, 2005   March 31, 2004   March 31, 2003
                                                                              --------------   --------------   --------------
Cash flows from operating activities

      Net (Loss) Income                                                        $ (3,591,975)    $(22,683,424)    $  1,217,812
      Adjustments to reconcile net (loss) income to net cash
        provided by (used in)operating activities
           Depreciation and amortization                                            709,291          750,359          622,298
           Impairment of tooling                                                         --          628,405               --
           Change in inventory reserve                                           (4,912,717)       3,446,518        3,715,357
           Change in allowance for bad debts                                         19,797         (159,676)         393,737
           Amortization of discount/deferred fees on convertible debentures         938,864          909,891               --
           Other stock compensation                                                 701,638          632,451               --
           Stock in exchange for payoff accrued consulting fee                       52,500               --               --
           Stock a partial payment for class action lawsuit                         236,000               --               --
           Change in deferred taxes                                                      --        1,925,612       (1,734,194)
           Deferred gross profit on estimated sales returns                         396,231               --               --
      Changes in assets and liabilities:

           Accounts Receivable                                                    2,635,527        2,116,454       (2,626,074)
           Insurance receivable                                                     800,000         (800,000)              --
           Due from manufacturer                                                     95,580          996,291         (603,573)
           Inventories                                                            7,741,047       15,824,562      (19,635,351)
           Prepaid expenses and other assets                                        276,188          666,013       (1,020,895)
           Other non-current assets                                                 261,112        1,204,630         (426,494)
           Accounts payable                                                      (3,185,104)      (2,901,332)       5,706,769
           Accrued expenses                                                      (2,788,129)       2,038,499          153,809
           Customer credits on account                                             (452,160)       1,178,482          933,002
           Current income taxes                                                   1,184,341       (2,551,811)       1,779,117
                                                                               ------------     ------------     ------------
               Net cash provided by (used in) operating activities                1,118,031        3,221,924      (11,524,680)
                                                                               ------------     ------------     ------------
Cash flows from investing activities

      Purchase of property and equipment                                           (764,153)      (1,266,321)      (1,144,064)
      Change in Restricted cash                                                       3,488          (35,872)        (324,727)
                                                                               ------------     ------------     ------------
               Net cash used in investing activities                               (760,665)      (1,302,193)      (1,468,791)
                                                                               ------------     ------------     ------------
Cash flows from financing activities

      Borrowing from revolving credit facilities                                         --       28,863,712       47,825,725
      Repayment to revolving credit facilities                                           --      (35,646,536)     (41,042,901)
      Borrowing from factoring, net                                                 (34,372)              --               --
      Bank Overdraft                                                                (62,282)        (254,364)         316,645
      Proceeds from issuance of convertible debt                                         --        4,000,000               --
      Payment of financing fees related to convertible debt                              --         (255,000)              --
      Proceeds from related party loan                                              240,000          600,000          400,000
      Payments of related party loan                                               (240,000)              --               --
      Proceeds from exercise of stock options and warrants                               --          860,535          242,119
                                                                               ------------     ------------     ------------
               Net cash used in financing activities                                (96,654)      (1,831,653)       7,741,588
                                                                               ------------     ------------     ------------
Change in cash and cash equivalents                                                 260,712           88,078       (5,251,883)
Cash and cash equivalents at beginning of period                                    356,342          268,264        5,520,147
                                                                               ------------     ------------     ------------
Cash and cash equivalents at end of period                                     $    617,054     $    356,342     $    268,264
                                                                               ============     ============     ============

Supplemental Disclosures of Cash Flow Information:

Cash paid for year ended March 31

      Interest                                                                 $    557,339     $    943,018     $    406,126
                                                                               ============     ============     ============
      Taxes                                                                    $     50,000     $  1,388,804     $    153,849
                                                                               ============     ============     ============

Non-Cash Financing Activities:

      Discounts for warrants issued in connection with the
           beneficial conversion feature of convertible debentures             $    687,638     $  3,312,362     $         --
                                                                               ============     ============     ============
      Financing fees in connection with convertible debentures
           issuance, paid in stock and warrants                                $         --     $    409,527     $         --
                                                                               ============     ============     ============
      Warrants issued in connection with convertible
           debentures amendment                                                $         --     $     30,981     $         --
                                                                               ============     ============     ============
      Insider loan and interest paid off with stock                            $    409,500     $         --     $         --
                                                                               ============     ============     ============

    The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                        Preferred Stock                    Common Stock
                                                  ------------------------------   ---------------------------
                                                     Shares          Amount           Shares         Amount
                                                  ------------      ------------   ------------   ------------
Balance at March 31, 2002, restated                         --                --      8,020,027         80,200

Net earnings                                                --                --             --             --
Exercise of warrants                                        --                --         52,500            525
Exercise of employee stock options                          --                --         99,151            992
                                                  ------------      ------------   ------------   ------------
Balance at March 31, 2003                                   --                --      8,171,678         81,717

Net loss                                                    --                --             --             --
Exercise of employee stock options                          --                --        448,498          4,485
 Warrants issued in connection with
   convertible debenture amendment                          --                --             --             --
Financing fees paid with warrants                           --                --             --             --
Warrants issued in connection with
  and beneficial conversion feature
  of convertible debentures                                 --                --             --             --
Issuance of common stock                                    --                --        132,142          1,321
                                                  ------------      ------------   ------------   ------------
Balance at March 31, 2004                                   --                --      8,752,318   $     87,523

Net loss                                                    --                --             --             --
Adjustment for 3 to 2 rev. split fraction share             --                --          4,001             40
Stock Compensation                                          --                --        450,000          4,500
Convertible debentures price reset                          --                --             --             --
Insider Loan conversion                                     --                --        563,274          5,633
                                                  ------------      ------------   ------------   ------------
Balance at March 31, 2005                                   --                --      9,769,593   $     97,696
                                                  ============      ============   ============   ============


                                                  Additional
                                                    Paid in       Accumulated
                                                    Capital         Deficit          Total
                                                  ------------    ------------    ------------
Balance at March 31, 2002, restated               $  4,602,828      11,542,405      16,225,433

Net earnings                                                --       1,217,812       1,217,812
Exercise of warrants                                    47,600              --          48,125
Exercise of employee stock options                     193,002              --         193,994
                                                  ------------    ------------    ------------
Balance at March 31, 2003                            4,843,430      12,760,217      17,685,364

Net loss                                                    --     (22,683,424)    (22,683,424)
Exercise of employee stock options                   1,076,885              --       1,081,370
 Warrants issued in connection with
   convertible debenture amendment                      30,981              --          30,981
Financing fees paid with warrants                      268,386              --         268,386
Warrants issued in connection with
  and beneficial conversion feature
  of convertible debentures                          3,312,362              --       3,312,362
Issuance of common stock                               520,454              --         521,775
                                                  ------------    ------------    ------------
Balance at March 31, 2004                           10,052,498      (9,923,207)        216,814

Net loss                                                    --      (3,591,975)     (3,591,975)
Adjustment for 3 to 2 rev. split fraction share            (40)             --              --
Stock Compensation                                     288,500              --         293,000
Convertible debentures price reset                     687,638              --         687,638
Insider Loan conversion                                403,867              --         409,500
                                                  ------------    ------------    ------------
Balance at March 31, 2005                         $ 11,432,463    $(13,515,182)   $ (1,985,023)
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

The preparation of The Singing Machine's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and The Singing Machine's actual results are subject to the risk factors listed in "Quantitative and Qualitative Disclosure About Market Risk" section, page 22.

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

The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

As of March 31, 2005 and 2004, The Singing Machine had gross deferred tax assets of $10.4 million and $8.2 million, against which the Company recorded valuation allowances totaling $10.4 million and $8.2, respectively.

For the fiscal years ended March 31, 2005 and March 31, 2004, the Company recorded a tax provision of $0 and $758,505, respectively. We have received the tax fund of $1.1 million on August 24, 2004, which has been used to pay related parties' loan and the vendors. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2004 and fiscal 2005 due to the subsidiary's net operating losses.

Hong Kong income taxes payable totaled $2.4 million at March 31, 2005 and 2004 and is included in the accompanying balance sheets as income taxes payable.

The Company effectively repatriated approximately $0, $2.0 million and $5.6 million from its foreign operations in 2005, 2004 and 2003, respectively. Accordingly, these earnings were taxed as a deemed dividend based on U.S. statutory rates. The Company has no remaining undistributed earnings of the Company's foreign subsidiary.

OTHER ESTIMATES. The Singing Machine makes other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

THE FOLLOWING ARE THE COMPANY'S REMAINING ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its wholly-owned Hong Kong Subsidiary, International SMC (HK) Limited ("Hong Kong Subsidiary"). All intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong Subsidiary is its local currency. The financial statements of the subsidiary are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash at March 31, 2005, 2004 and 2003 were also not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at March 31, 2005 and March 31, 2004 were $617,054 and $356,342, respectively. Cash balances at March 31, 2005 and 2004 include approximately $379,000 and $140,000, respectively, held in foreign banks by the Hong Kong Subsidiary.

INVENTORIES

Inventories are comprised of electronic Karaoke equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the year March 31, 2004, the Company recorded an impairment charge totaling $442,989 on certain tooling. The 2004 charge was the result of the Company's decision to discontinue certain inventory models.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of a provision for actual and estimated future returns, discounts and volume rebates. The provision for actual and estimated sales returns for fiscal years ended March 31, 2005, 2004 and 2003 was $3.6 million, $6.7 million and $9.9 million, respectively. The total returns represents 9.3%, 9.4% and 10.4% of the net sales for fiscal year ended March 31, 2005, 2004 and 2003, respectively.

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

Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net earnings (loss) would have been changed to the pro-forma amounts indicated below for the years ended March 31:

                                                                                          For years ended
                                                                      -------------------------------------------------------
                                                                      March 31, 2005       March 31, 2004      March 31, 2003
                                                                      --------------       --------------       -------------
Net income (Loss), as reported                                         $  (3,591,975)      $  (22,683,424)      $   1,217,812
Less: Total stock-based employee compensation
expense determined under fair value based method

                                                                       $    (497,902)      $     (723,058)      $  (1,740,624)

Net loss, pro forma                                                    $  (4,089,877)      $  (23,406,482)      $    (522,812)

Net income (loss) per share - basic                 As reported        $       (0.39)      $        (2.65)      $        0.15
                                                    Pro forma          $       (0.45)      $        (2.73)      $       (0.06)

Net income (loss) per share - diluted               As reported        $       (0.39)      $        (2.65)      $        0.14
                                                    Pro forma          $       (0.45)      $        (2.73)      $       (0.06)


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

For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 using the following weighted-average assumptions:

o Fiscal 2005: expected dividend yield 0%, risk- free interest rate of 4%, volatility between 110% and 199% and expected term of three to five years.

o Fiscal 2004: expected dividend yield 0%, risk- free interest rate of 4%, volatility between 80% and 110% and expected term of three years.

o Fiscal 2003: expected dividend yield 0%, risk- free interest rate of 4%, volatility 71% and expected term of three years.

ADVERTISING

Costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company had entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund on mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Registrant's product) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2005, 2004 and 2003 was $597,821, $2,340,439 and
$5,032,367, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general & administrative expenses in the consolidated statements of operations. For the years ended March 31, 2005, 2004 and 2003, these amounts totaled $239,242, $302,144 and $674,925, respectively.

EARNINGS PER SHARE

In accordance with SFAS N0. 128, "Earnings Per Share", basic (loss) earnings per share are computed by dividing the net (loss) earnings for one year by the weighted average number of shares outstanding. Diluted earings per share is computed by dividing net earnings for one year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

For fiscal 2005, 2004 and 2003, 4,674,338 2,657,532 and 90,000 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive for fiscal years ended March 31, 2005, 2004 and 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS 151), effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal..." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 as of January 1, 2005. The effect of the adoption of SFAS 151 was not material.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29" (SFAS 153), effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement amends Accounting Principles Board (APB) Opinion No. 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS 153 as of January 1, 2005. The effect of the adoption of SFAS 153 was not material.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company will adopt SFAS 123 (revised 2004) for the fiscal quarter beginning July 1, 2005. The effect of the adoption of SFAS 123 (revised 2004) is not expected to be material.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has experienced recurring losses, has an accumulated deficit and negative working capital. Our unencumbered assets are limited. We are not able to meet some short term obligations. These factors, among others, raise substantial doubt that the Company may be unable to continue operations as a going concern.

Subsequent to March 31, 2005, we plan to finance our operations as follows:

1) Vendor financing - The Company's key vendors in China have agreed to manufacture on behalf of the Company, without advanced payments. We have substantially improved our payment status with vendors this year. We are current with our suppliers except one factory in China, which has agreed to a payment plan.

2) Borrowing against credit facility - We have an aggregate of $1.5 million in credit facilities with two banks in Hong Kong. We would be able to borrow from the credit facilities to finance some operational needs. The availability of these facilities as of March 31, 2005 was $0.8 million.

3) Factoring of accounts receivable - The Company would factor its accounts receivable for sales originated in the United States.

4) Debt to equity conversion - On January 5, 2005, the debt holders converted insiders' loans in the amount of $400,000 plus interest into 563,274 shares of the Company's common stock. On May 18, 2005, an additional $200,000 insider loan was converted into 277,778 shares of the Company's common stock.

5) Insider Loan - The Company received $200,000 loan from an insider on June 27, 2005. We might be able to raise additional short term loan from insider if needed.

6) Cost reduction - The Company has reduced significant operating expenses in this fiscal year. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to continue its cost cutting efforts in the fiscal 2006.

There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEARS 2004 AND 2003

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
                                                 ============  ============  ============  ============  ============  ============


                                                                      FOR YEARS ENDED
                                                 -------------------------------------------------------
                                                   03/31/03      03/31/03       03/31/04      03/31/04
                                                   --------      --------       --------      --------
                                                  AS REPORTED   AS AMENDED    AS REPORTED    AS AMENDED
                                                  -----------   ----------    -----------    ----------
Cash flows from operating activities
   Net Income                                    $  1,217,812   $ 1,217,812  $(22,683,424) $(22,683,424)
      Net Cash Used in Operating Activities       (11,532,761)  (11,524,680)    3,221,924     3,221,924
                                                 ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash used in Investing Activities        (1,144,064)   (1,468,791)   (1,266,321)   (1,302,193)
                                                 ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net cash provided by Financing Activities     7,424,943     7,741,589    (1,867,525)   (1,831,653)
                                                 ------------  ------------  ------------  ------------
DECREASE IN CASH AND CASH EQUIVALENTS              (5,251,882)   (5,251,882)       88,078        88,078
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    5,520,147     5,520,147       268,264       268,264
                                                 ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    268,265   $   268,265  $    356,342  $    356,342
                                                 ============  ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest           $    406,126   $   406,126  $    943,018  $    943,018
                                                 ============  ============  ============  ============
Cash paid during the year for income taxes       $    153,849   $   153,849  $  1,388,804  $  1,388,804
                                                 ============  ============  ============  ============

NOTE 4 - INVENTORIES

Inventories are comprised of the following components:

                                              MARCH 31,     MARCH 31,
                                                 2005        2004
                                             -----------  -----------
             Finished Goods                  $ 4,717,455  $12,383,063
             Inventory in Transit                 45,912      121,350
               Less: Inventory Reserve        (1,668,430)  (6,581,146)
                                             -----------  -----------

             Total Inventories               $ 3,094,937  $ 5,923,267
                                             ===========  ===========

Inventory consigned to customers at March 31, 2005 and March 31, 2004 was $151,824 and $300,914, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company started to factor its accounts receivables through Crestmark Bank, Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at prime plus 2% (8% at March 31, 2005). The agreement contains a liquidated damage fee of $162,000 payable for early termination by the Company.

Crestmark Bank also received a security interest in all of the Company's accounts receivables and inventory in the United States. The Company's debenture holders and insider loan holders have subordinated their debt to the Crestmark Bank debt.

As of March 31, 2005, the outstanding amount due from Crestmark bank for factoring was $34,372, which was the excess of customer payments received by the Crestmark Bank over advances made to us.

NOTE 6 - DUE FROM MANUFACTURER

The Hong Kong Subsidiary operates as an intermediary to purchase karaoke hardware from factories located in China on behalf of the Company. Certain manufacturers credited the Company for the return of inventory to the factory for rework. The credit received for the returns of the machine were $0, $72,879 and $449,411 for the years ended March 31, 2005, 2004 and 2003. The manufacturers also credited the Company $740,940 for volume incentive rebates on purchases in fiscal 2003, which was recorded as a reduction of the inventory. However, the Company believes that collection of the amount due from manufacturer in the amount of $210,148 is not likely due to a significant decrease of purchase volume from this factory. Therefore, the Company has written off this amount in fiscal 2005. The balance due from manufacturer as of March 31, 2005 and 2004 was $0 and $95,580, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                   USEFUL     MARCH 31,      MARCH 31,
                                    LIFE        2005          2004
                                 ---------   ----------    ----------
Computer and office equipment      5 years   $  507,953    $  465,810

Furniture and fixtures           5-7 years      351,510       381,164

Leasehold improvement                    *      103,776       103,776

Molds and tooling                  3 years    3,624,260     2,903,822
                                            -----------    ----------
                                              4,587,499     3,854,572

Less: Accumulated depreciation               (3,548,656)   (2,870,592)
                                            -----------    ----------
                                            $ 1,038,843    $  983,980
                                            ===========    ==========

* Shorter of remaining term of lease or useful life

NOTE 8 - RESTRICTED CASH

The Company, through the Hong Kong Subsidiary, maintains a letter of credit facility and short term loan with a major international bank. The Hong Kong Subsidiary was required to maintain a separate deposit account in the amount $870,795 and $874,283 at March 31, 2005 and 2004, respectively. This amount is shown as restricted cash in the accompanying balance sheets. The restricted cash is not covered by deposit insurance.

NOTE 9 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

      o     Overdraft protection facilities

      o     Issuance and negotiation of letters of credit

      o     Trust receipts

      o     A Company credit card

These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lenders and require that the International SMC maintain a minimum tangible net worth of approximately $2 million. International SMC was in compliance with minimum tangible net worth as of March 31, 2005. The maximum available credit under the facilities is $1.5 million. The interest rate is approximately 5%. At March 31, 2005 and March 31, 2004. There were no borrowings against the facilities, however, there was a $676,076 letter of credit issued under these facilities. Total availability under these facilities is $823,924 at March 31, 2005.

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

On or about July 10, 2003, an officer and two directors of our Company advanced $1 million to our Company pursuant to written loan agreements. The officer is Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as of October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans are subordinated to the factoring company and accrued interest at 9.5% per annum. These loans were originally scheduled to be repaid by October 31, 2003, but were extended past March 31, 2005. All interest was accrued, and the unpaid amount totaled approximately $14,250. A portion of the loans and the accrued interest in the amount of $409,500 has been converted into 563,274 shares of common stock at $0.72 per share on January 5, 2005. In addition, another portion of the loans in the amount of $200,000 has been converted into 277,778 shares of common stock on May 18, 2005.

On June 27, 2005, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer. The interest rate on the loan is 12% per annum and is due on November 30, 2005 or such later date as mutually agreed between the parties.

NOTE 10 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 11 - CONVERTIBLE DEBENTURES WITH WARRANTS

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

In accounting for this transaction, the Company allocated the proceeds based on the relative estimated fair value of the stock purchase warrants and the convertible debentures. This allocation resulted in a discount on the convertible debentures of $3.3 million, which is being amortized over the life of the debt on a straight-line basis to interest expense, which is not materially different from the effective interest method.

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

According to the anti-dilution adjustment provision, if the Singing Machine sells shares of its common stock at an effective price less than Set Price, the debenture holders are entitled to convert their debentures into shares at a new conversion price, which equals to the original set price minus 75% of the difference between the Set Price and the new price if the event occurs before September 8, 2004. On July 30, 2004, the Singing Machine received the court approval of the Class Action Lawsuit (case# 03-CV-80596). The Singing Machine issued 400,000 shares to the plaintiff as part of the settlement on September 23, 2004. The market closing price on July 30, 2004 was $0.60 per share. The event has triggered the conversion price reset for the convertible debentures.

According to the Emerging Issue Task Force (EITF) Issue No. 00-27, if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The incremental intrinsic value that resulted from the price reset equals additional shares multiplied by the stock market price at the issuing date of the debentures, which would be recorded as discount of convertible debentures and amortized over the remaining life of the debentures. The new adjusted conversion price of stock is $1.41 [3.85- (3.85-0.60) X 75%] while the conversion price of warrant is $1.46. As of July 30, 2004, the number of shares issuable upon conversion of debenture is 2,831,858. The amount of $687,638 was recorded as additional discounts of the debentures and will be amortized for the remaining life of the debentures. Total amortization for March 31, 2005 is $1,626,501 and the unamortized discount is $1,615,647 as of March 31, 2005.

In connection with the Convertible Debentures, the Company paid financing fees as follows: 103,896 stock purchase warrants with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures.

The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets and total $243,264 and $512,486 as of March 31, 2005 and March 31, 2004.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Pursuant to the terms of the settlement agreement, the Company is required to make a cash payment of $800,000 and Salberg & Company, P.A., our former auditor, is required to make a payment of $475,000. Our cash payment of $800,000 is covered by our liability insurance and our insurer has placed this payment in an escrow account pending final approval of the Settlement. In addition, the Company is obligated to issue 400,000 shares of its common stock to its plantiffs. The settlement would also obligate the Company to implement certain corporate governance changes, including an expansion of its Board of Directors to six members with independent directors comprising at least 2/3 of the total Board seats.

As of March 31, 2004, the Company recorded an expense equal to the total estimated cost of the settlement less the amount expected to be reimbursed by the Company's insurance carrier. The net charge associated with this matter totaled approximately $462,000 and is included as a component of selling, general and administrative expenses in the accompanying statements of operations.

The court entered an order approving the settlement agreement on July 30, 2004. The Company has issued the 400,000 shares to the plaintiffs on November 22, 2004 and $800,000 was placed in escrow for the benefit of the plaintiffs.

SYBERSOUND On May 12, 2005, Sybersound Records, Inc., d/b/a Party Tyme Karaoke, filed a suit in Los Angeles Superior Court, seeking more than $200 million in damages arising from music piracy by numerous karaoke record manufacturers, including The Singing Machine Company Inc. The lawsuits allege that Sybersound's competitors (including The Singing Machine Company, Inc.) have failed, unlawfully, to license competing karaoke records. In addition, Sybersound claims competitors have underreported sales to publishers, which has, in turn, undercut Sybersound's pricing. The lawsuits allege, among other things, wrongful interference with business, unfair trade practices and unfair competition. The Singing Machine Company, Inc. believes that this legal action is completely without merit and we are prepared to defend ourselves vigorously in order to be vindicated. As of June 28, 2005, this case is in the early stages of litigation and, thus, it is impossible to determine its outcome.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, and Kowloon, Hong Kong. The leases expire at varying dates. Rent expense for fiscal 2005, 2004 and 2003 was $673,148, $1,542,041 and $901,251, respectively.

In addition, the Company maintains various warehouse and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2005 are as follows:

                                  Property            Equipment
                                    Lease               Lease
                                -----------          ----------
Year ending March 31:

                     2006       $   808,429          $  3,791
                     2007           659,881             3,791
                     2008           658,351             3,791
                     2009             7,404             3,791
                     2010                 0             3,159
                                ------------         ---------
                                $ 2,134,065          $ 18,323
                                ============         =========

EMPLOYMENT AGREEMENTS

The Company has an employment contract with one key officer as of March 31, 2005. The agreement provides for base salaries, with annual cost of living adjustments and travel allowances and expires March 31, 2006. In the event of a termination for cause or in the event of a change of control, as defined in the agreements, the employee would be entitled to a lump sum payment in the aggregate of $250,000.

MERCHANDISE LICENSE AGREEMENTS

We entered into our licensing agreement with MTV in November 2000 and have amended the agreement five times since that date. Our license covers the sale of MTV products in the United States, Canada and Australia. During fiscal 2004, our line consisted of nine MTV branded machines and a wide assortment of MTV branded music. Our license agreement as amended with MTV, expired on August 31, 2004, however MTV chose to extend the agreement until December 31, 2004. The minimum guarantee was $300,000, which has been paid in full as of March, 31, 2005. The agreement was terminated on December 31, 2004. MTV has extended the selling off period for one existing MTV licensed product to September 30, 2005. The company has prepaid the royalty in the amount of $30,705 for the entire MTV licensed inventory in April, 2005, which will be record as royalty expense for fiscal 2006. We also have a licensing agreement with MTV for an European country ended October 31, 2005 with an option to extend until October 31, 2006.

We entered into our licensing agreement with Hard Rock Academy, a division of Hard Rock Cafe in December 2001. This license agreement allows us to produce and market a line of karaoke machines and complimentary music that are co-branded with the Singing Machine and Hard Rock Academy name. The first co- branded machine was produced during the fourth quarter of fiscal 2003. The agreement originally contained a minimum guaranteed royalty payment, but in September 2003 Hard Rock agreed to release us from our minimum guaranteed payment obligations during the remaining term of the license agreement. This agreement expires on December 31, 2005 and does not contain any automatic renewal provisions.

In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000, which has been paid in full as of March 31, 2005. The Universal Music Entertainment license originally expires on March 31, 2006 and does not contain any automatic renewal provisions. However, the agreement was extended to December 31, 2006 without any additional minimum guarantee payments.

We entered into a license agreement with Care Bears in September 2003. Under this agreement, we are marketing a line of Care Bears branded karaoke machines and music. Over the term of the license, we are obligated to make guaranteed minimum royalty payments in the amount of $200,000. This license originally expires on January 1, 2006 and does not contain any automatic renewal provisions. In October 2004., we have signed a termination agreement to cease the license by December 31, 2004. We are obligated to pay minimum royalty payments in the amount of $200,000, which has been paid in full as of November 20, 2004.

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expires on December 31, 2004. The company has extended the agreement to December 31, 2005. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $450,000, which has been paid in full as of March 31, 2005.

NOTE 13 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the fiscal year ended March 31, 2005, the Company issued 1,017,275 shares of its common stock.

On January 5, 2005, the Company has authorized the issuance of 563,274 shares of common stock for the conversion of $400,000 insider loan and $9,500 interest payment. The conversion rate is $0.72 per share, which is based on the 5 days average stock closing price prior to December 20, 2004.

On September 23, 2004 the Company issued 400,000 shares of common stock to the plaintiffs in lieu of the class action lawsuit settlement. (See Note-12 "Legal Matters")

On May 11, 2004, the Company issued 50,000 shares of common stock to a former executive for consulting services rendered. The Company expensed the consulting costs in the three months ended December, 31, 2003, the period which services were provided.

On April 1, 2004, the Company adjusted common stock by 4,001 shares due to prior year 3 to 2 stock split fractional shares.

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

EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share", basic (loss) earnings per share are computed by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents. The following table presents a reconciliation of basic (loss) earnings per share and diluted earnings per share:

                                                            FISCAL YEARS ENDED MARCH 31
                                                   -------------------------------------------
                                                       2005            2004            2003
                                                   ------------    ------------   ------------
Net (loss) earnings                                $ (3,591,975)  $(22,683,424)   $  1,217,812
(Loss) earnings available to common shareholders   $ (3,591,975)  $(22,683,424)   $  1,217,812
Weighted average shares outstanding - basic           9,112,278      8,566,116       8,114,330
(Loss) earnings per share - basic                  $      (0.39)  $      (2.65)   $       0.15

Effect of dilutive securities:

  Stock options/Warrants                                     --              --        817,055

  Convertible debentures                                     --              --             --

Weighted average shares outstanding - diluted         9,112,278      8,566,116       8,931,385
Earnings per share - diluted                       $      (0.39)  $      (2.65)   $       0.14

For fiscal 2005, 2004 and 2003, 4,674,338, 2,657,532 and 90,000 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive for fiscal years ended March 31, 2005, 2004 and 2003.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2005, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of March 31, 2005, the Company had granted 698,560 options under the Year 2001 Plan, leaving 1,251,440 options available to be granted. As of March 31, 2005, the Company had 343,050 options issued and outstanding under its 1994 Plan.

The exercise price of employee common stock option issuances in 2005, 2004 and 2003 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years. A summary of the options issued as of the presented period and changes during the years is presented below.

In accordance with SFAS No. 123, for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its options issued. The following table sets forth the issuances of stock options for the periods presented:

                                                   Fiscal 2005                 Fiscal 2004                 Fiscal 2003
                                             ------------------------    ------------------------    ------------------------
                                                             Weighted                     Weighted                   Weighted
                                                             Average                      Average                    Average
                                             Number of       Exercise    Number of        Exercise   Number of       Exercise
                                              Options          Price      Options          Price      Options         Price
                                             ---------       --------    ---------       --------    ---------       --------
Stock Options:

Balance at beginning of period               1,027,530       $   3.95    1,543,250       $   4.43    1,094,475       $   2.11

Granted                                        261,890       $   0.85      423,980       $   2.66      597,000       $   7.88

Exercised                                           --       $   0.00     (448,500)      $   1.91     (143,725)      $   1.63

Forfeited                                     (247,810)      $   1.76     (491,200)      $   6.75       (4,500)      $   2.04

Balance at end of period                     1,041,610       $   3.67    1,027,530       $   3.95    1,543,250       $   4.43

Options exercisable at end of period           775,831       $   3.58      630,168       $   4.48      976,250       $   2.45
Weighted average fair value of options
  granted during the period                                  $   0.78                    $   2.65                    $   8.19




The following table summarizes information about employee stock options outstanding at March 31, 2005 :

                                                  Weighted Average
        Range of       Number Outstanding at   Remaining Contractural   Weighted Average   Number Exercisable at   Weighted Average
     Exercise Price        March 31, 2005                Life             Exercise Price      March 31, 2005        Exercise Price

     $0.75 - $1.97           365,060                      8.80                  $1.42             209,381                 $1.17
         $2.04               328,050                      0.75                  $2.04             328,050                 $2.04
      $4.03 -$7.26           215,000                      7.48                  $5.66             149,000                 $5.62
       $9 -$14.3             133,500                      6.59                 $10.66              89,400                $11.48
                       ---------------------                                               ---------------------
                            1,041,610                                                             775,831
                       =====================                                               =====================

STOCK WARRANTS

As of March 31, 2005, the Company issued a total of 591,040 stock purchase warrants as follows. In September, 2003, 457,143 of the warrants were issued to investors in connection with the $4 million debenture offering (see Note 8) and 103,896 warrants were issued to the respective investment banker. The estimated fair value of the warrants issued to the investors in the amount of $1,180,901 was recorded as a discount on the debentures and the estimated fair value of the warrants issued to the investment banker in the amount of $268,386 has been record as deferred fees. Both amounts are being amortized over the term of the debentures. In February 2004, the Company issued an additional 30,001 warrants to the investors in connection with a settlement agreement (see Note 8). The estimated fair value of these warrants totaled $30,981, which was expensed as component of selling, general and administrative expenses. The weighted average fair value of warrants issued during fiscal 2004 was $2.67.

On July 30, 2004, the exercise price for 457,143 warrants issued to the debentures' holder has been adjusted from $4.05 to $1.46 pursuant to antidilution provision (see Note 8).

NOTE 14 - INCOME TAXES

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2005, 2004 and 2003:

                     2005             2004              2003
                  -----------      -----------       -----------
Current:
U.S. Federal      $        --      $(1,071,709)      $   663,816
Foreign                    --               --         1,230,650
State                      --          (95,398)           38,500
Deferred                   --        1,925,612        (1,734,194)
                  -----------      -----------       -----------
                  $        --      $   758,505       $   198,772
                  ===========      ===========       ===========

The United States and foreign components of income (loss) before income taxes are as follows:

                       2005              2004               2003
                   ------------       ------------       ------------
United States      $ (2,943,847)      $(21,362,610)      $ (5,952,129)
Foreign                (648,128)          (562,309)         7,368,713
                   ------------       ------------       ------------
                   $ (3,591,975)      $(21,924,919)      $  1,416,584
                   ============       ============       ============



The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2005, 2004 and 2003 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                              2005               2004              2003
                                                           -----------       -----------       -----------
Expected tax expense (benefit)                             $(1,221,272)      $(7,454,472)      $   481,880
State income taxes, net of Federal income tax benefit         (195,293)         (426,796)          (43,204)
Permanent differences                                            5,561             5,830            69,114
Deemed Dividend                                                     --           410,513         1,011,628
Change in valuation allowance                                1,370,786         8,160,924                --
Tax rate differential on foreign earnings                      106,941            92,781        (1,326,368)
Other                                                          (66,724)          (30,274)            5,723
                                                           -----------       -----------       -----------
Actual tax expense                                         $        --       $   758,506       $   198,772
                                                           ===========       ===========       ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                            2005               2004              2003
                                                        ------------       ------------       ------------
Deferred tax assets:
    Federal net operating loss carryforward             $  5,874,969       $  2,425,186       $         --
    State net operating loss carryforward                    697,710            502,417            171,019
    Hong Kong net operating loss carryforward                211,826             98,404                 --
    AMT credit carryforward                                   70,090             70,090                 --
    Inventory differences                                    600,628          2,309,488          1,491,021
    Hong Kong foreign tax credit                           2,447,746          2,447,746                 --
    Allowance for doubtful accounts                           40,054             33,323            137,958
    Reserve for sales returns                                336,188            161,726            110,303
    Charitable contributions                                  59,364             58,037                 --
    Amortization of reorganization intangible                 68,981             68,981             28,076
                                                        ------------       ------------       ------------
         Total deferred tax assets                        10,407,557          8,175,397          1,938,377
Deferred tax liability:

    Depreciation                                             (14,473)           (14,473)           (12,765)
                                                        ------------       ------------       ------------
         Total deferred tax liability                        (14,473)           (14,473)           (12,765)
Net deferred tax assets before valuation allowance        10,393,084          8,160,924          1,925,612
Valuation allowance                                      (10,393,084)        (8,160,924)                --
                                                        ------------       ------------       ------------
         Net deferred tax assets                        $         --       $         --       $  1,925,612
                                                        ============       ============       ============

At March 31, 2005, the Company has federal tax net operating loss carryforwards in the amount of approximately $17,000,000 which expire beginning in year 2019. In addition, state tax net operating loss carryforwards in the amount of approximately $9,800,000 expire beginning in 2009.

NOTE 15 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:

                           FOR THE FISCAL YEARS ENDED
                                    March 31,

                      2005             2004             2003
                   -----------      -----------      -----------

North America      $28,227,140      $43,044,496      $77,696,780
Europe               9,531,632       25,783,789       15,714,846
Others                 451,053        1,712,843        2,202,140
                   -----------      -----------      -----------
                   $38,209,825      $70,541,128      $95,613,766
                   ===========      ===========      ===========


The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2005, 2004 and 2003 totaled $30,027, $55,402 and $61,466, respectively. The amounts are included as a component of compensation expense in the accompanying statements of operations. The Company does not provide any post employment benefits to retirees.

NOTE 17 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, SUPPLIERS, AND FINANCING

The Company derives primarily all of its revenues from retailers of products in the U.S. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2005, 31% of accounts receivable were due from three customers: two from the U.S. and one from an International Customer. Accounts receivable from two customers that individually owed over 10% of accounts receivable at March 31, 2005 and 2004 was 12%, 10% and 31%, 24%. Accounts receivable from three customers that individually owed over 10% of accounts receivable at March 31, 2005 and 2004 was 12%, 10%, 10% and 31%, 24% and 10%. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues derived from five customers in 2005, 2004 and 2003 were 40%, 54% and 67% of total revenues, respectively. Revenues derived from top three customers in 2005, 2004 and 2003 as percentage of the total revenue were 9%, 8% and 8% in 2005, 20%, 12% and 10% in 2004 and 21%, 17% and 15% in 2003.

Net sales derived from the Hong Kong Subsidiary aggregated $26.9 million in 2005, $43.1 million in 2004 and $49.3 million in 2003.

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

During fiscal years 2005, 2004 and 2003, manufacturers in the People's Republic of China ("China") accounted for approximately 96%, 96% and 94%, respectively of the Company's total product purchases, including all of the Company's hardware purchases.

The Company is primary relying on one factoring company in the United State and two commercial banks in Hong Kong. The loss of any of these facilities might have an adverse effect on its business.

NOTE 18 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2005, 2004 and 2003 are set forth in the following table:

                                                                                  Basic              Diluted
                                                                                 Earnings            Earnings
                                                           Net Earnings           (Loss)              (Loss)
                          Sales         Gross Profit          (Loss)             Per Share          Per Share
                        --------          --------           --------           -----------        -----------
2005                  (In thousands)    (In thousands)     (In thousands)

First quarter           $  3,857          $    770           $ (1,520)          $     (0.17)       $     (0.17)
Second quarter            18,753             4,260                722                  0.08               0.06
Third quarter             14,368             4,923                493                  0.05               0.05
Fourth quarter             1,232              (688)            (3,287)                (0.35)             (0.33)
                        --------          --------           --------           -----------        -----------
Total                   $ 38,210          $  9,265           $ (3,592)          $     (0.39)             (0.39)
                        ========          ========           ========           ===========        ===========

2004

First quarter           $  7,628          $  1,726           $ (2,317)          $     (0.28)       $     (0.28)
Second quarter            32,852             5,420               (657)                (0.08)             (0.08)
Third quarter             28,690            (2,601)           (10,451)                (1.20)             (1.20)
Fourth quarter             1,371            (2,727)            (9,259)                (1.09)             (1.09)
                        --------          --------           --------           -----------        -----------
Total                   $ 70,541          $  1,818           $(22,684)          $     (2.65)       $     (2.65)
                        ========          ========           ========           ===========        ===========

2003

First quarter           $  4,152          $  1,660           $ (1,191)          $     (0.15)       $     (0.15)
Second quarter            32,977             9,416              3,827                  0.47               0.44
Third quarter             48,870            13,431              3,321                  0.41               0.39
Fourth quarter             9,615            (1,222)            (4,739)                (0.58)             (0.58)
                        --------          --------           --------           -----------        -----------
Total                   $ 95,614          $ 23,285           $  1,218           $      0.15        $      0.10
                        ========          ========           ========           ===========        ===========



                                SUPPLEMENTAL DATA
                                   SCHEDULE II


                                               Balance at        Charged to    Reduction to        Credited to        Balance at
                                               Beginning of      Costs and       Allowance          Costs and           End of
                Description                      Period           Expenses     for Write off        Expenses            Period
                -----------                    -----------      -----------    -------------       -----------       -----------
Year ended March 31, 2005
Reserves deducted from assets to which
they apply:

             Allowance for doubtful            $    98,009      $    42,101      $    (7,954)      $   (14,351)      $   117,806
             accounts
             Deferred tax valuation            $ 8,160,924      $ 2,232,160      $        --       $        --       $10,393,084
             allowance
             Inventory reserve                 $ 7,161,875      $   273,611      $  (191,942)      $(5,575,115)      $ 1,668,430


Year ended March 31, 2004 Reserves
deducted from assets to which they apply:

             Allowance for doubtful            $   405,759      $    70,788      $  (148,074)      $  (230,464)      $    98,009
             accounts
             Deferred tax valuation            $        --      $ 8,160,924      $        --       $        --       $ 8,160,924
             allowance
             Inventory reserve                 $ 3,715,357      $ 7,627,926      $        --       $(4,181,408)      $ 7,161,875

Year ended March 31, 2003 Reserves
deducted from assets to which they apply:

             Allowance for doubtful            $    12,022      $   412,055      $        --       $   (18,318)      $   405,759
             accounts
             Deferred tax valuation            $        --      $        --      $        --       $        --       $        --
             allowance
             Inventory reserve                 $        --      $ 3,715,357      $        --       $        --       $ 3,715,357