Form 10-Q
period 2005-06-30
SINGING MACHINE CO INC
filed 2005-08-15
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 2005

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

            CLASS
                                                10,047,371 as of July 25, 2005
Common Stock, $0.01 par value                    NUMBER OF SHARES OUTSTANDING

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2005 (Unaudited) and
         March 31,2005  .................................................   3

         Consolidated Statements of Operations - Three months ended June 30,
         2005 and 2004 (Unaudited) ......................................   4

         Consolidated Statements of Cash Flows - Three months ended
         June 30, 2005 and 2004 (Unaudited) .............................   5

         Notes to Consolidated Financial Statements .....................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....  25

Item 4.  Controls and Procedures ........................................  25

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................  25

Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds.................................................................  25

Item 3.  Defaults Upon Senior Securities ................................  26

Item 4.  Submission of Matters to a Vote of Security Holders ............  26

Item 5.  Other Information ..............................................  26

Item 6.  Exhibits .......................................................  26

SIGNATURES ..............................................................  27

                The Singing Machine Company, Inc. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 30             March 31
                                                                                         2005                2005
                                                                                      ------------       ------------
                                                                                      (Unaudited)
                                     Assets
Current Assets
     Cash and cash equivalents                                                        $    233,345       $    617,054
     Restricted cash                                                                       872,645            870,795
     Accounts receivable, less allowances of $88,442 and $117,806,
        respectively                                                                       753,160          1,150,842
     Due from factor                                                                        17,842             34,372
     Inventories                                                                         2,191,654          3,094,937
     Prepaid expenses and other current assets                                             623,921            507,304
                                                                                      ------------       ------------
                                                            Total Current Assets         4,692,567          6,275,304
Property and Equipment, at cost less accumulated depreciation
     of $3,741,221 and $3,579,882, respectively                                            913,186          1,038,843
Other Non-Current Assets                                                                   285,652            354,661
                                                                                      ------------       ------------
                                                                    Total Assets      $  5,891,405       $  7,668,808
                                                                                      ============       ============
                     Liabilities and Shareholders' Deficit
Current Liabilities
     Bank overdraft                                                                   $    198,341       $         --
     Accounts payable                                                                    1,710,494          1,466,571
     Accrued expenses                                                                      677,274            693,776
     Customer credits on account                                                           803,769          1,659,324
     Deferred gross profit on estimated returns                                            304,316            396,231
     Convertible debentures, net of unamortized discount of $1,169,455
       and $1,615,647, respectively                                                       2,830,545          2,384,353
     Note payable-related party                                                            200,000                 --
     Subordinated debt-related parties                                                     400,000            600,000
     Income tax payable                                                                  2,453,576          2,453,576
                                                                                      ------------       ------------
                                                       Total Current Liabilities         9,578,315          9,653,831
                                                                                      ------------       ------------

Shareholders'  Deficit
     Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
       shares issued and outstanding                                                            --                 --
     Common stock, Class A, $.01 par value;  100,000 shares
       authorized; no shares issued and outstanding                                             --                 --
     Common stock, $0.01 par value;  18,900,000 shares authorized;
       10,047,371 and 9,769,593 shares issued and outstanding                              100,474             97,696
     Additional paid-in capital                                                         11,629,685         11,432,463
     Accumulated deficit                                                               (15,417,069)       (13,515,182)
                                                                                      ------------       ------------
                                                     Total Shareholders' Deficit        (3,686,910)        (1,985,023)
                                                                                      ------------       ------------
                                    Total Liabilities and Shareholders'  Deficit      $  5,891,405       $  7,668,808
                                                                                      ============       ============

   The accompanying notes are an integral part of these financial statements.

                The Singing Machine Company, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For Three Months Ended
                                                       --------------------------------
                                                        June 30, 2005     June 30, 2004
                                                       --------------    --------------
Net Sales                                                $ 2,791,755       $ 3,856,872

Cost of Goods Sold                                         2,354,860         3,086,733
                                                         -----------       -----------

Gross Profit                                                 436,895           770,139

Operating Expenses
     Advertising                                              20,403            69,589
     Commissions                                               4,265            45,520
     Compensation                                            595,037           686,215
     Freight and Handling                                    125,536            90,688
     Selling, general and administrative expenses          1,048,276           962,422
                                                         -----------       -----------
Total Operating Expenses                                   1,793,517         1,854,434
                                                         -----------       -----------

Loss from Operations                                      (1,356,622)       (1,084,295)

Other Income (Expenses)
     Other income                                              3,680            11,700
     Interest expense                                       (102,753)         (114,200)
     Interest expense - Amortization of discount
          on convertible debentures                         (446,192)         (332,715)
                                                         -----------       -----------

Net Other Expenses                                          (545,265)         (435,215)
                                                         -----------       -----------


Net Loss                                                 $(1,901,887)      $(1,519,510)
                                                         ===========       ===========

Loss per common share:
     Basic and diluted                                   $     (0.19)      $     (0.17)

Weighted Average Common and Common Equivalent Shares:
     Basic and diluted                                     9,864,221         8,787,483

   The accompanying notes are an integral part of these financial statements.

                The Singing Machine Company, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For Three Months Ended
                                                                                      -------------------------------
                                                                                      June 30, 2005     June 30, 2004
                                                                                      -------------     -------------
Cash flows from operating activities
      Net Loss                                                                        $(1,901,887)      $(1,519,510)
      Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation and amortization                                                  161,339           133,437
           Change in inventory reserve                                                   (281,903)               --
           Change in allowance for bad debts                                              (29,364)               --
           Amortization of discount/deferred fees on convertible debentures               446,192           332,715
           Deferred gross profit on estimated sales returns                               (91,915)               --
      Changes in assets and liabilities:
           Accounts receivable                                                            427,046         1,785,332
           Due from manufacturer                                                               --          (132,589)
           Inventories                                                                  1,185,186         1,160,206
           Prepaid expenses and other assets                                             (116,617)         (329,471)
           Other non-current assets                                                        69,009            64,703
           Accounts payable                                                               243,923          (799,516)
           Accrued expenses                                                               (16,502)         (631,993)
           Customer credits on account                                                   (855,555)         (304,700)
           Current income taxes                                                                --           174,317
                                                                                      -----------       -----------
              Net cash used in operating activities                                      (761,048)          (67,069)
                                                                                      -----------       -----------
Cash flows from investing activities
      Purchase of property and equipment                                                  (35,682)          (19,240)
      Restricted cash                                                                      (1,850)           10,315
                                                                                      -----------       -----------
              Net cash used in investing activities                                       (37,532)           (8,925)
                                                                                      -----------       -----------
Cash flows from financing activities
      Borrowing from factoring, net                                                        16,530                --
      Bank overdraft                                                                      198,341            (6,777)
      Proceeds from related party loan                                                    200,000            40,000
                                                                                      -----------       -----------
              Net cash provided by financing activities                                   414,871            33,223
                                                                                      -----------       -----------
Decrease in cash and cash equivalents                                                    (383,709)          (42,771)
Cash and cash equivalents at beginning of period                                          617,054           356,342
                                                                                      -----------       -----------
Cash and cash equivalents at end of period                                            $   233,345       $   313,571
                                                                                      ===========       ===========
Supplemental Disclosures of Cash Flow Information:
Cash paid for Three Months Ended June 30, 2005
      Interest                                                                        $        --       $   120,625
                                                                                      ===========       ===========
Non-Cash Financing Activities:
      Related party loan paid off with stock                                          $   200,000       $        --
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

The preparation of The Singing Machine's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances. For further information regarding these estimates as well as The Singing Machine Company's actual results, please refer to the Consolidated Financial Statements and Notes hereto contained in The Singing Machine's Annual Report on Form 10-K for the year ended March 31, 2005.

BASIS OF PRESENTATION

The accompanying consolidated financial statements for the three months ended June 30, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended June 30, 2005 are not necessarily indicative of operating results to be expected for the year.

The management of the Company believes that a higher degree of judgment or complexity is involved in the following areas:

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Singing Machine's allowance for doubtful accounts is based on management's estimates of the credit worthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to cover uncollectible accounts. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

INVENTORIES

The Singing Machine reduces inventories on hand to their net realizable value on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's inventories for such declines in value.

INCOME TAXES

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

As of June 30, 2005 and March 31, 2005, The Singing Machine had gross deferred tax assets of $11.2 million and $10.4 million, against which the Company recorded valuation allowances totaling $11.2 million and $10.4 million, respectively.

For the three months ended June 30, 2005 and June 30, 2004, the Company recorded no tax provision. We received a tax refund of $1.1 million on August 24, 2004, which has been used to pay related party loans and the vendors. The Company has now exhausted its ability to carry back any further losses and therefore, will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in the quarters ended June 30, 2005 and 2004 due to the subsidiary's net operating losses.

Hong Kong income taxes payable totaled $2.4 million at June 30, 2005 and March 31, 2005 and is included in the accompanying balance sheets as income taxes payable.

OTHER ESTIMATES

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong Subsidiary is its local currency. The financial statements of the subsidiary are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash for the three months ended June 30, 2005 and 2004 were also not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at June 30, 2005 and March 31, 2005 were $233,345 and $617,054, respectively. Cash balances at June 30, 2005 and March 31, 2005 include approximately $72,024 and $379,000, respectively, held in foreign banks by the Hong Kong Subsidiary. These funds are not covered by depository insurance.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful lives using accelerated and straight-line methods.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of a provision for actual and estimated future returns, discounts and volume rebates. The provision for estimated sales returns for the three months ended June 30, 2005 and 2004 were $86,314 and $236,777 respectively. The total returns represent 3.1% and 6.1% of the net sales for the three months ended June 30, 2005 and June 30, 2004, respectively.

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applied the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure an amendment of FASB Statement No. 123", which permits entities to provide pro forma net earnings
(loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied to options granted. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123 (R)"). This Statement revises the original SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those. The provisions of SFAS 123 (R) were to be effective for the Company's financial statements issued for the first interim period beginning after June 15, 2005. However, the SEC in April 2005 amended the compliance dates such that SFAS (R) becomes effective at the beginning of the fiscal year that begins after June 15, 2005.

Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss would have been changed to the pro-forma amounts indicated below for the three months ended June 30, 2005 and June 30, 2004:

                                                                For three months ended
                                                          ---------------------------------
                                                          June 30, 2005       June 30, 2004
                                                          -------------       -------------
Net loss, as reported                                     $ (1,901,887)       $ (1,519,510)
Less: Total stock-based employee
compensation expense determined under
fair value based method                                   $   (150,069)       $   (125,149)

Net loss, pro forma                                       $ (2,051,956)       $ (1,644,659)

Net loss, per share - basic                 As reported   $      (0.19)       $      (0.17)
                                            Pro forma     $      (0.20)       $      (0.19)

Net loss, per share - diluted               As reported   $      (0.19)       $      (0.17)
                                            Pro forma     $      (0.20)       $      (0.19)

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

For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 using the following weighted-average assumptions:

      o First quarter fiscal 2006: expected dividend yield 0%, risk- free interest rate of 4%, volatility 194.23 % and expected term of three years.
      o First quarter fiscal 2005: expected dividend yield 0%, risk- free interest rate of 4%, volatility 81.5% and expected term of five years.

ADVERTISING

Costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company had entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund on mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Registrant's product) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2005 and June 30, 2004 was $20,403 and $69,589 respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general & administrative expenses in the consolidated statements of operations. For the three months ended June 30, 2005 and June 30, 2004 these amounts totaled $29,909 and $20,367, respectively.

EARNINGS PER SHARE

In accordance with SFAS No, 128, "Earnings per Share," basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

For the three months ended June 30, 2005 and June 30, 2004, 4,198,729 and 2,151,817 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive for the three months ended June 30, 2005 and June 30, 2004.

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

Subsequent to June 30, 2005, we plan to finance our operations as follows:

1) Income from operations - Due to the seasonality of our business, more than 80% of orders will be shipped from July to December 2005 and thus, we expect to generate profit from operations during this period. Part of the profit would be used to purchase inventory.

2) Vendor financing - The Company's key vendors in China have agreed to manufacture on behalf of the Company, without advanced payments. We have substantially improved our payment status with vendors during the past year. We are current with our suppliers, except one factory in China, which has agreed to a payment plan.

3) Borrowing against credit facility - We have an aggregate of $1.5 million in credit facilities with two banks in Hong Kong. We would be able to borrow from the credit facilities to finance some operational needs. The availability of these facilities as of June 30, 2005 was $0.6 million.

4) Factoring of accounts receivable - The Company would factor its accounts receivable for sales originated in the United States through the factor company. The Company would be able to receive the advance from the factor company for the lesser of $2.5 million or 70% of its eligible invoices immediately after the product is shipped.

5) Debt to equity conversion - We are currently working with the debt holders to convert a portion of the debt into the company's common stock. This will reduce the Company's liabilities significantly.

6) Related party loan - We might be able to raise additional short term loans from a related party if needed.

7) Cost reduction - The Company has reduced significant operating expenses in this fiscal year. The cost reduction initiatives are part of our intensive effort to achieve a successful turn around restructuring. The Company plans to continue its cost cutting efforts in fiscal 2006.

8) Investments - The Company is actively seeking the opportunity to raise additional investments to support its operations.

There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

                                  JUNE 30,       MARCH 31,
                                    2005            2005
                                -----------     -----------
Finished Goods                  $ 3,523,907     $ 4,717,455
Inventory in Transit                 54,274          45,912
     Less: Inventory Reserve     (1,386,527)     (1,668,430)
                                -----------     -----------
Total Inventories               $ 2,191,654     $ 3,094,937
                                ===========     ===========

Inventory consigned to customers at June 30, 2005 and March 31, 2005 was $129,094 and $151,824, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company started to factor its accounts receivables through Crestmark Bank in Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at prime plus 2% (8% at June 30, 2005). The agreement contains a liquidating damage fee of $162,000 payable for early termination by the Company.

Crestmark Bank also received a security interest in all of the Company's accounts receivables and inventory in the United States. The Company's debenture holders and insider loan holders have subordinated their debt to Crestmark Bank.

As of June 30, 2005, the outstanding amount due from Crestmark bank for factoring was $17,842, which represents the excess of customer payments received by Crestmark Bank over advances made to us. The credit availability under this agreement is $250,135 as of June 30, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                         USEFUL       JUNE 30,        MARCH 31,
                                          LIFE          2005           2005

Computer and office equipment          5 years     $   473,270     $   507,953
Furniture and fixtures                 5-7 years       394,287         351,510
Leasehold improvement                  *               112,976         103,776
Molds and tooling                      3 years       3,673,874       3,655,486
                                                   -------------   -------------
                                                     4,654,407       4,618,725

Less: Accumulated depreciation                      (3,741,221)     (3,579,882)
                                                   -------------   -------------
                                                   $   913,186     $ 1,038,843
                                                   =============   =============

* Shorter of remaining term of lease or useful life

NOTE 6 - RESTRICTED CASH

The Company, through the Hong Kong Subsidiary, maintains a letter of credit facility and short term loan with a major international bank. The Hong Kong Subsidiary was required to maintain a separate deposit account in the amount $872,645 and $870,795 at June 30, 2005 and March 31, 2005, respectively. This amount is shown as restricted cash in the accompanying balance sheets. The restricted cash is not covered by deposit insurance.

NOTE 7 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Hong Kong Subsidiary with the following abilities:

      o     Overdraft protection facilities
      o     Issuance and negotiation of letters of credit
      o     Trust receipts
      o     A Company credit card

These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lenders and require that the Hong Kong Subsidiary maintain a minimum tangible net worth of approximately $2 million. The Hong Kong Subsidiary was in compliance with minimum tangible net worth as of June 30, 2005. The maximum available credit under the facilities is $1.5 million. The interest rate is approximately 8.5%. At June 30, 2005 and March 31, 2005, the outstanding bank overdraft against the facilities were $198,341 and $0; the letter of credit issued under these facilities were $676,076 and $676,076; the total availability under these facilities were $625,583 and $823,924.

RELATED PARTY LOANS

On or about July 10, 2003, an officer, an individual, a director and a former director of our Company advanced $1 million to our Company pursuant to written loan agreements. The officer is Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as of October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans are subordinated to the factoring company and accrued interest at 9.5% per annum. These loans were originally scheduled to be repaid by October 31, 2003, but were extended past June 30, 2005. All interest was accrued, and the unpaid amount totaled approximately $14,250. A portion of the loans and the accrued interest in the amount of $409,500 has been converted into 563,274 shares of common stock at $0.72 per share on January 5, 2005. In addition, another portion of the loans in the amount of $200,000 has been converted into 277,778 shares of common stock on May 18, 2005.

On June 27, 2005, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer, Chairman of the Board of Directors. The interest rate on the loan is 12% per annum and is due on November 30, 2005 or such later date as mutually agreed between the parties.

NOTE 8 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases. The credit balance will be applied toward customer future purchases. In some cases, the Company has refunded the credit to the customer upon request.

NOTE 9 - CONVERTIBLE DEBENTURES WITH WARRANTS

In September 2003, the Company issued $4 million of 8% Convertible Debentures in a private offering which are due February 20, 2006 ("Convertible Debentures"). The net cash proceeds received by the Company were $3,745,000 after deduction of cash commissions and other expenses.

The Convertible Debentures are convertible at the option of the holders and were initially convertible into 1,038,962 common shares at a conversion price of $3.85 per common share subject to certain anti-dilution adjustment provisions, at any time after the closing date. The repayment of the Convertible Debentures was subordinated to a factoring agreement with Milberg Factors, which was terminated as of July 14, 2004. On November 8, 2004, the Convertible Debentures were subordinated to a new factor, Crestmark Bank.

These Convertible Debentures were issued with 457,143 detachable stock purchase warrants with an exercise price of $4.025 per share. These warrants may be exercised at any time after September 8, 2003 and before September 7, 2006 and are subject to certain anti-dilution provisions. The warrants are also subject to an adjustment provision; whereas the price of the warrants may be changed under certain circumstances.

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

According to the anti-dilution adjustment provision, if the Singing Machine sells shares of its common stock at an effective price less than the Set Price, the debenture holders are entitled to convert their debentures into shares at a new conversion price, which equals to the original Set Price minus 75% of the difference between the Set Price and the new price if the event occurs before September 8, 2004. On July 30, 2004, the Singing Machine received the court approval of the Class Action Lawsuit (case# 03-CV-80596). The Singing Machine issued 400,000 shares to the plaintiff as part of the settlement on September 23, 2004. The market closing price on July 30, 2004 was $0.60 per share. The event has triggered the conversion price reset for the convertible debentures.

According to the Emerging Issue Task Force (EITF) Issue No. 00-27, if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The incremental intrinsic value that resulted from the price reset equals additional shares multiplied by the stock market price at the issuing date of the debentures, which would be recorded as discount of convertible debentures and amortized over the remaining life of the debentures. The new adjusted conversion price of stock is $1.41 [3.85- (3.85-0.60) X 75%] while the conversion price of the warrants is $1.46. The amount of $687,638 was recorded as additional discounts of the debentures and will be amortized for the remaining life of the debentures. As of June 30, 2005, the number of shares issuable upon conversion of the debentures is 2,831,858. Total amortization for the three months ended June 30, 2005 is $446,192 and the unamortized discount is $1,169,455.

In connection with the Convertible Debentures, the Company paid financing fees as follows: 103,896 stock purchase warrants with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures.

The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets and total $175,773 as of June 30, 2005 and $243,264 as of March 31, 2005.

Due to a past due interest payment of $90,000, the Company is not in compliance with the convertible debenture agreement. The entire principal amount of $4 million plus interest is due immediately at the election of the debenture holders. As of August 15, 2005, the $90,000 of interest remains unpaid. Additionally, the Company is not in compliance with the debenture agreements because the Company is below the continued listing standards of the American Stock Exchange (the "Amex"). (See "Subsequent Events #13" page 14 for more information).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

SYBERSOUND

On May 12, 2005, Sybersound Records, Inc., d/b/a Party Tyme Karaoke ("Sybersound"), filed a suit in the Los Angeles Superior Court, seeking more than $200 million in damages arising from music piracy by numerous karaoke record manufacturers, including The Singing Machine Company Inc. The lawsuits allege that Sybersound's competitors (including The Singing Machine Company, Inc.) have failed, unlawfully, to license competing karaoke records. In addition, Sybersound claims competitors have underreported sales to publishers, which has, in turn, undercut Sybersound's pricing. The lawsuits allege, among other things, wrongful interference with business, unfair trade practices and unfair competition. On August 10, 2005, Sybersound Records, Inc. filed a voluntary dismissal against all defendants in the Los Angeles Superior Court. On August 11, 2005, Sybersound, along with various other publishers, filed a claim in the United States District Court for the Central District of California. The lawsuit alleges the following: violation of the Lanham act, intentional interference with prospective economic relations, unfair competition, common law unfair competition, unfair trade practices, rescission and accounting. The Company believes the claim is without merit. The Company will vigorously defend the case.

The Company is also subject to various other legal proceedings and other claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur, which could have a material impact on the Company's operations.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, and Kowloon, Hong Kong. The leases expire at varying dates. Rent expense for the three months ended June 30, 2005 and June 30, 2004 was $162,971 and $151,207, respectively.

In addition, the Company maintains various warehouse and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2005 are as follows:

                                  Property Lease    Equipment Lease
                                  ---------------   ---------------
Quarter ending June 30:

                          2006    $      792,979     $       3,791
                          2007    $      733,922     $       3,791
                          2008    $      404,533     $       3,791
                          2009    $           --     $       3,791
                          2010    $           --     $       2,211
                                  --------------     -------------
                                  $    1,931,434     $      17,375
                                  ==============     =============

EMPLOYMENT AGREEMENTS

The Company has an employment contract with one key officer as of June 30, 2005. The agreement provides for base salaries, with annual cost of living adjustments and travel allowances and expires on March 31, 2006. In the event of a termination without cause or in the event of a change of control, as defined in the agreements, the employee would be entitled to a lump sum payment in the aggregate of $250,000.

MERCHANDISE LICENSE AGREEMENTS

We entered into our licensing agreement with MTV in November 2000 and have amended the agreement five times since that date. Our license covers the sale of MTV products in the United States, Canada and Australia. During fiscal 2004, our line consisted of nine MTV branded machines and a wide assortment of MTV branded music. Our license agreement as amended with MTV, expired on August 31, 2004, however MTV chose to extend the agreement until December 31, 2004. The minimum guarantee was $300,000, which has been paid in full as of March, 31, 2005. The agreement was terminated on December 31, 2004. MTV has extended the selling off period for one existing MTV licensed product to September 30, 2005. The company has prepaid the royalty in the amount of $30,705 for the entire MTV licensed inventory in April, 2005, which will be recorded as royalty expense for fiscal 2006. We also have a licensing agreement with MTV for a European country which ends on October 31, 2005 with an option to extend until October 31, 2006.

In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000, which has been paid in full as of March 31, 2005. The Universal Music Entertainment license originally expired on March 31, 2006 and does not contain any automatic renewal provisions. However, the agreement was extended to December 31, 2006 without any additional minimum guarantee payments.

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expired on December 31, 2004. The company has extended the agreement to December 31, 2005. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $450,000, which has been paid in full as of March 31, 2005.

NOTE 11 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2005 and 2004, the Company issued the following shares of stock:

June 30,                   Number of shares issued      Proceed to company

                  2005                     277,778      $               --
                  2004                      50,000      $               --


On May 1, 2005, the Company has authorized the issuance of 277,778 shares of common stock for the conversion of a $200,000 related party loan.

On May 11, 2004, the Company issued 50,000 shares of common stock to a former executive for consulting services rendered. The Company expensed the consulting costs in the three months ended December 31, 2003, the period which services were provided.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan ("Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2005, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of June 30, 2005, the Company has granted 1,319,560 options under the Year 2001 Plan, leaving 630,440 options available to be granted. As of June 30, 2005, the Company has 343,050 options issued and outstanding under its 1994 Plan.

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

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:

                    FOR THE THREE MONTHS ENDED
                             June 30,

                        2005          2004
                     ----------    ----------
North America        $1,804,837    $2,422,222
Europe                  898,088     1,405,482
Others                   88,830        29,168
                     ----------    ----------
                     $2,791,755    $3,856,872
                     ==========    ==========

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 - SUBSEQUENT EVENTS

The Company has received a notice from The American Stock Exchange (the "Amex") on July 18, 2005 indicating that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension. Specifically, for the fiscal year ended March 31, 2005, the Company was not in compliance with the minimum shareholders' equity requirement of $2,000,000, and had reported net losses in each of the past two fiscal years, resulting in the Company's non-compliance with Sections 1003(a)(i) and 1003(a)(iv) of the Amex Company Guide. In addition, the Company failed to announce in a press release, as required by Section 610(b) of the Amex Company Guide, that it received an audit opinion which contained a going concern qualification as disclosed in its Form 10-K for fiscal 2005 that was filed on June 29, 2005.

In order to maintain its Amex listing, the Company intends to submit a plan by August 18, 2005 advising the Amex of actions it will take, which may allow it to regain compliance within a maximum of 18 months and 12 months from July 18, 2005, respectively. The Listings Qualifications Department will evaluate the plan, and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance. If the plan is accepted, the Company may be able to continue its listing during the plan period of up to 18 months, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan.

In addition, the Company was notified by the Amex that it is not in compliance with Section 301 of the Company Guide, which requires that a listed company file a Listing of Additional Shares application with the Amex for approval, prior to the issuance of additional securities. The Company will submit by August 1, 2005 a Listing of Additional Shares application for all the shares it has issued without the Amex's approval, which the Company estimates amounts to approximately 277,778 shares of its Common Stock.

As a consequence of falling below continued listing standards, by July 23, 2005, the Company will be included in a list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD will become subject to the extension .BC to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

As a consequence of not complying, the Company defaulted on the terms of the debenture agreement which calls for acceleration of the payment of principal and interest.

On August 2, 2005, Crestmark Bank has increased the borrowing availability by $190,000 under the factoring agreement. The additional availability is secured by the certificates of deposit in the amount of $190,000, which were pledged by Yi Ping Chan (Interim CEO) and Josef Bauer (Chairman of the Board).

On August 10, 2005, Sybersound Records, Inc. filed a voluntary dismissal against all defendants in the Los Angeles Superior Court. On August 11, 2005, Sybersound, along with various other publishers, filed a claim in the United States District Court for the Central District of California. The lawsuit alleges the following against The Singing Machine Company, Inc: violation of the Lanham Act, intentional interference with prospective economic relations, unfair competetion, common law unfair competetion, unfair trade practices, rescission and accounting. The Company believes the claim is without merit. The Company will vigorously defend the case.


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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and its subsidiary (the "Singing Machine," "we," or "us") are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The Company's products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

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

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2005 and June 30, 2004.

                                                   Three Months Ended   Three Months Ended
                                                   ------------------   ------------------
                                                      June 30, 3005        June 30, 3004
                                                   ------------------   ------------------
Net Sales                                                    100.0%            100.0%

Cost of Goods Sold                                            84.4%             80.0%

Gross Profit                                                  15.6%             20.0%

Operating Expenses
     Advertising                                               0.7%              1.8%
     Commissions                                               0.2%              1.2%
     Compensation                                             21.3%             17.8%
     Freight & Handling                                        4.5%              2.4%
     Selling, general and administrative expenses             37.5%             25.0%
Total Operating Expenses                                      64.2%             48.1%

Loss from Operations                                         -48.6%            -28.1%

Other Income (Expenses)
     Other income(expense)                                     0.1%              0.3%
     Interest expense                                         -3.7%             -3.0%
     Interest expense - Amortization of discount
         on convertible debentures                           -16.0%             -8.6%

Net Other Expenses                                           -19.5%            -11.3%

Loss Before Income Taxes                                     -68.1%            -39.4%

Net Loss                                                     -68.1%            -39.4%

QUARTER ENDED JUNE 30, 2005 COMPARED TO THE QUARTER ENDED JUNE 30, 2004

NET SALES

Net sales for the quarter ended June 30, 2005 decreased to $2,791,755 from $3,856,872, a decrease of $1,065,117 or 28% as compared to the same period ended June 30, 2004. The decrease in sales is primarily attributed to:

      1) A decrease in music sales in the amount of approximately $525,000 due to the spin off transaction of Warner Bros. Publication (our exclusive music distributor) from the Warner/Electric/Atlantic Corp.
            (WEA). We are currently working with WEA directly to establish the distribution agreement.

      2) A reduction in overstock inventories as compared to the same period last year. Our hardware sales decreased by approximately $600,000 for the three months ended June 30, 2005 as compared to the same period last year.

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2005 decreased to $436,894, from $770,139 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended June 30, 2005 decreased to 15.6% from 20.0% for the same period in 2004. The decrease of gross profit as a percentage of revenues was primarily due to a decrease in music sales, which yields higher profit margins than our other products.

OPERATING EXPENSES

For the three months ended June 30, 2005, total operating expenses decreased to $1,793,516 from $1,854,434 for the three months ended June 30, 2004 a decrease of $60,918. As a percentage of net revenues, our operating expenses increased to 64.2% from 48.1% for the same period a year ago. The increase in operating expenses, which is due to the decrease in revenues, was partly offset by a decrease of our other expenses.

1) Advertising expenses decreased to $20,403 from $69,589 a year ago due to a reduction in our overall advertising budget;

2) Commission expenses decreased to $4,265 from $45,520 for the same period a year ago due to a reduction in commissions paid to certain of our sales representatives;

3) Compensation expenses decreased to $595,037 from $686,215 for the same period a year ago due to the termination of our California warehouse staff;

4) Freight expenses increased to $125,536 from $90,688 for the same period a year ago due to an increase in fuel surcharges and freight rates;

5) Selling, general and administrative expenses increased to $1,048,276 from $962,422 for the same period a year ago due primarily to the warehouse management fee we paid to a third party to manage our warehouse and shipping.

Our management will continue to implement cost cutting efforts in order to further reduce operating expenses for the remainder of the current fiscal year.

OTHER INCOME/EXPENSES

Our other net expenses increased by $110,051, to $545,266 from $435,215 for the three months ended June 30, 2004. The increase is primarily due to an increase of amortization of discount on convertible debentures which is a result of a reduction in the conversion price of the convertible debentures.

INCOME TAXES

For the three months ended June 30, 2005, the Company has not recorded a tax provision. The Company has not recorded a tax benefit for the current period's losses because realizability is unlikely.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, Singing Machine had cash on hand of $233,345 in addition to $872,645 of restricted cash and a bank overdraft of $198,341, as compared to cash on hand of $617,054 and restricted cash of $870,795 and no bank overdrafts as of March 31, 2005. We had a working capital deficit of $4,885,748 as of June 30, 2005.

Net cash used by operating activities increased to $761,048 for the three months ended June 30, 2005, as compared to $67,069 for the same period a year ago. The increase was primarily due to the net loss generated by the settlement of our customer credit balances, which was partly offset by a decrease in our inventory levels.

Net cash used in investing activities for the three months ended June 30, 2005 was $37,532. Cash used in investing activities primarily resulted from the purchase of tooling equipment and molds used in the production of new karaoke machines.

Cash flow from financing activities was $414,871 for the three months ended June 30, 2005, resulting primarily from bank overdraft facilities and a loan from a related party.

The Company has a factoring agreement with Crestmark Bank pursuant to which the Company may borrow up to the lesser of $2.5 million or 70% of eligible accounts receivable. The agreement stipulates that we are only allowed to factor sales originating from our warehouses in the United States. The factoring company determines the eligible receivables based on their own credit standard, and the accounts' age. As of August 2, 2005, the ending balance of the advance from Crestmark Bank was negative $27,612 and the available credit was $76,000.

Our Hong Kong subsidiary, International SMC, has credit facilities at HSBC and at Fortis Bank. The primary purpose of these facilities is to provide International SMC with access to letters of credit so that it can purchase inventory in the United States and international markets. International SMC also depends on these facilities to negotiate letters of credit with its customers. These facilities are secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with lenders. International SMC is required to maintain a tangible net worth of at least $2 million. The maximum credit under the facilities was $1.5 million as of June 30, 2005. The loan balance at June 30, 2005 was $198,341. The interest rate is approximately 8% per annum. As of June 30, 2005, the available credit under these facilities was $625,583.

As of June 30, 2005, our unrestricted cash on hand was $233,345. Our average monthly fixed operating costs are approximately $450,000, which includes employee compensation and selling, general & administration expenses. We expect that we will require approximately $1.35 million for working capital during the next three-month period.

During the three-month period between July and September 2005, we plan on financing our working capital needs by:

      o     Collecting our existing accounts receivable;
      o     Selling existing inventory;
      o     Borrowing from our factoring agreement;
      o     Borrowing from our credit facilities;
      o     Raising additional equity and/or debt financing.

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

Our commitments for debt and other contractual obligations as of June 30, 2005 are summarized as follows:

                                      -------------------------------------------------------------------------
                                         Total     Less than 1 year  1 - 3 years    3 - 5 years   Over 5 years
                                      -------------------------------------------------------------------------
Property Leases                       $1,931,434     $  792,979      $1,138,455     $       --     $       --
Equipment Leases                          17,375          3,791          11,372          2,212             --
Loan-Related Party                       200,000        200,000              --             --             --
Subordinated Debt - Related Party        600,000        600,000              --             --             --
Convertible Debentures                 4,000,000      4,000,000              --             --             --
Interest payments                        383,750        383,750              --             --             --
                                      ----------     ----------      ----------     ----------     ----------
Total                                 $7,132,559     $5,980,520      $1,149,827     $    2,212     $       --
                                      ==========     ==========      ==========     ==========     ==========

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate returns and maintain the appropriate level of inventory. As of August 2, 2005, we were not aware of any customer who has an overstock of inventory.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our fiscal second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 87% and 86% of net sales in fiscal 2005 and 2004, respectively. By contrast, our highest levels of returned merchandise occurred in the first and fourth quarter since customers usually returned defective or overstock inventory subsequent to the Christmas holiday season. Approximately 84% of the total returns were received in the first and fourth quarter combined in fiscal 2005 and 2004.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

INFLATION

Inflation has not had a significant impact on The Singing Machine's operations. Singing Machine has historically passed any price increases on to its customers since prices charged by Singing Machine are generally not fixed by long-term contracts.

CRITICAL ACCOUNTING POLICIES

For the three months ended June 30, 2005 there were no significant changes to our accounting polices from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

As of July 25, 2005, our cash on hand is limited. We need approximately $1.35 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. See "Liquidity" beginning on page 17. As of June 30, 2005, our inventory was valued at $2.2 million. If these sources do not provide us with adequate financing, we may try to seek financing from a third party. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to run our business. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED INSOLVENT AND WE MAY GO OUT OF BUSINESS.

As of June 30, 2005, our cash position is limited. We are not able to pay all of our creditors on a timely basis. We are current on approximately 35% of our accounts payable, which total $1.7 million as June 30, 2005. We are not current on our account payable of $0.7 million to our factory in China and $0.1 million interest payment to the debenture holders. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

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

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2005 and March 31, 2004 were approximately 40% and 67%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2006, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out a written agreement with a factory in China to produce most of our karaoke machines for fiscal 2006. We owe this factory approximately $0.7 million as of July 25, 2005 and have worked out a verbal payment plan with it. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE RELYING ON ONE DISTRIBUTOR TO DISTRIBUTE OUR MUSIC PRODUCTS, IF THE DISTRIBUTION AGREEMENT IS TERMINATED, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We are relying on Warner Brother Publication to distribute our music products in fiscal 2006, if the distribution agreement is terminated, our music revenues might decrease as well as our profitability.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of June 30, 2005 we had $2.2 million in inventory on hand, which impacted our cash flow and liquidity from operations for the three month ended June 30, 2005. As of June 30, 2004, our inventory was valued at $3.1 million, after a $1.7 million reserve had been taken. It is important that we sell this inventory during fiscal 2006, so we have sufficient cash flow for operations.

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

We are currently defending ourselves in a lawsuit filed by Sybersound Records, Inc., d/b/a Party Tyme Karaoke, which seeks damages of more than $200 million. Sybersound filed a voluntary dismissal in the Los Angeles Superior Court August 10, 2005. On August 11, 2005, Sybersound, along with various other publishers, filed a claim in the United States District Court for the Central District of California. The lawsuit alleges the following against The Singing Machine Company, Inc: violation of the Lanham Act, intentional interference with prospective economic relations, unfair competition, common law unfair competition, unfair trade practices, rescission and accounting. If we cannot successfully defend ourselves and are forced to pay the judgment, our cash flow could be affected. Alternatively, the cost of successfully defending ourselves may also be great and may adversely affect our net profitability.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of July 25, 2005, we are aware of only two customers, FAO Schwarz and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST.

During fiscal 2005, approximately 36% of our sales were domestic warehouse sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we could not get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

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

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of July 25, 2005, investors hold a short position in 201,880 shares of our common stock which represents 2.0% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS.

Our employment agreement with Yi Ping Chan requires us, under certain conditions, to make substantial severance payments to him if he resigns after a change of control. As of June 30, 2005, Mr. Chan is entitled to severance payments of $250,000. These provisions could delay or impede a merger, tender offer or other transaction resulting in a change in control of the Singing Machine, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. See "Employment Agreements" on page 13.

                   RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

The Company has received a non-compliance notice from The American Stock Exchange (the "Amex") on July 18, 2005. The notice indicated that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension. Specifically, for the fiscal year ended March 31, 2005, the Company was not in compliance with the minimum shareholders' equity requirement of $2,000,000, and had reported net losses in each of the past two fiscal years, resulting in the Company's non-compliance with Sections 1003(a)(i) and 1003(a)(iv) of the Amex Company Guide. In addition, the Company failed to announce in a press release, as required by Section 610(b) of the Amex Company Guide, that it received an audit opinion which contained a going concern qualification as disclosed in its Form 10-K for fiscal 2005 that was filed on June 29, 2005.

In order to maintain its Amex listing, the Company intends to submit a plan by August 18, 2005 advising the Amex of actions it will take, which may allow it to regain compliance within a maximum of 18 months and 12 months from July 18, 2005, respectively. The Listings Qualifications Department will evaluate the plan, and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance. If the plan is accepted, the Company may be able to continue its listing during the plan period of up to 18 months, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan.

If the plan is rejected, the Company may not be able to continue its listing in the Amex. We would trade on the Over-the-Counter Bulletin Board and the market price for shares of our common stock could decline. Further, if our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sales of our common stock or securities.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of June 30, 2005, there were outstanding stock options to purchase an aggregate of 1,662,610 shares of common stock at exercise prices ranging from $.60 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $2.53 per share. As of June 30, 2005, there were outstanding immediately exercisable option to purchase an aggregate of 775,831 shares of our common stock. There were outstanding stock warrants to purchase 591,040 shares of common stock at exercise prices ranging from $1.46 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $1.91 per share. In addition, we have issued $4,000,000 of convertible debentures, which are convertible into an aggregate of 2,831,858 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

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

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of July 31, 2005, there were 10,047,371 shares of our common stock outstanding. Of these shares, approximately 960,924 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1, of which this Prospectus is a part, was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 18,900,000 shares of common stock. As of July 25, 2005, we had 10,047,371 shares of common stock issued and outstanding and an aggregate of 2,253,650 shares issuable under our outstanding options and warrants. We also have an obligation to issue up to 2,831,858 shares upon conversion of our debentures and have reserved 207,791 additional shares for interest payment on the debentures. As such, our Board of Directors has the power, without stockholder approval, to issue up to 4,458,108 shares of common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2005, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

FOREIGN CURRENCY RISK

We have a wholly owned subsidiary in Hong Kong. Sales by our Hong Kong subsidiary made on an FOB China or Hong Kong basis are dominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars, thereby creating exposure to changes in exchange rates. Changes in either the Hong Kong dollar or U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar.

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

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2005, the Company has authorized the issuance of 277,778 shares of common stock for the conversion of a $200,000 related party loan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon senior securities

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

The Company received a notice from The American Stock Exchange (the "Amex") on July 18, 2005 indicating that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension. Specifically, for the fiscal year ended March 31, 2005, the Company was not in compliance with the minimum shareholders' equity requirement of $2,000,000, and had reported net losses in each of the past two fiscal years, resulting in the Company's non-compliance with Sections 1003(a)(i) and 1003(a)(iv) of the Amex Company Guide. In addition, the Company failed to announce in a press release, as required by Section 610(b) of the Amex Company Guide, that it received an audit opinion which contained a going concern qualification as disclosed in its Form 10-K for fiscal 2005 that was filed on June 29, 2005.

In order to maintain its Amex listing, the Company intends to submit a plan by August 18, 2005 advising the Amex of actions it will take, which may allow it to regain compliance within a maximum of 12-18 months from July 18, 2005. The Listings Qualifications Department will evaluate the plan, and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance. If the plan is accepted, the Company may be able to continue its listing during the plan period of up to 18 months, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. In addition, the Company was notified by the Amex that it is not in compliance with Section 301 of the Company Guide, which requires that a listed company file a Listing of Additional Shares application with the Amex for approval, prior to the issuance of additional securities. The Company will submit, by August 1, 2005, a Listing of Additional Shares application for all the shares it has issued without the Amex's approval, which the Company estimates amounts to approximately 277,778 shares of its Common Stock.

As a consequence of falling below continued listing standards, by July 23, 2005, the Company will be included in a list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD will become subject to the suffix .BC to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.


ITEM 6. EXHIBITS

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


                                    THE SINGING MACHINE COMPANY, INC.



Dated  August 15, 2005              By: /s/ YI PING CHAN
                                    --------------------------------------------
                                    Interim Chief Executive Officer and
                                    Chief Operating Officer (Principal Executive
                                    Officer)


Dated: August 15, 2005              By: /s/ DANNY ZHENG
                                    --------------------------------------------
                                    Chief Financial Officer (Principal Financial
                                    Officer)