Form 10-Q
period 2005-09-30
SINGING MACHINE CO INC
filed 2005-11-14
CIK 923601

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 2005

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

            CLASS                              NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value                 10,047,371 as of October 31, 2005

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2005 (Unaudited)
         and March 31, 2005                                                 3

         Consolidated Statements of Operations - Three months and six
         Months ended September 30,2005 and 2004 (Unaudited)                4

         Consolidated Statements of Cash Flows - Six months
         Ended September 30, 2005 and 2004 (Unaudited)                      5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         25

Item 4.  Controls and Procedures                                           25

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 3.  Defaults Upon Senior Securities                                   25

Item 4.  Submission of Matters to a Vote of Security Holders               25

Item 5.  Other Information                                                 25

Item 6.  Exhibits                                                          25

SIGNATURES                                                                 26

                The Singing Machine Company, Inc. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30       March 31
                                                                              2005             2005
                                                                          ------------     ------------
                                                                          (Unaudited)
                                     Assets
Current Assets
     Cash and cash equivalents                                            $  2,011,148     $    617,054
     Restricted cash                                                           869,092          870,795
     Accounts receivable, less allowances of $136,900 and $117,806,
        respectively                                                         7,189,847        1,150,842
     Due from factor                                                                --           34,372
     Inventories                                                             2,200,999        3,094,937
     Prepaid expenses and other current assets                                 498,463          507,304
                                                                          ------------     ------------
              Total Current Assets                                          12,769,549        6,275,304
Property and Equipment, at cost less accumulated depreciation
       of $3,918,127 and $3,579,882, respectively                              848,293        1,038,843
Other Non-Current Assets                                                       173,402          354,661
                                                                          ------------     ------------
              Total Assets                                                $ 13,791,244     $  7,668,808
                                                                          ============     ============
                      Liabilities and Shareholders' Deficit

Current Liabilities
     Accounts payable                                                     $  6,784,946     $  1,466,571
     Accrued expenses                                                          811,625          693,776
     Borrowing - Factor                                                      1,712,029               --
     Customer credits on account                                               620,281        1,659,324
     Deferred gross profit on estimated returns                                288,480          396,231
     Convertible debentures, net of unamortized discount of $718,359
       and $1,615,647, respectively                                          3,281,641        2,384,353
     Note payable-related party                                                200,000               --
     Subordinated debt-related parties                                         400,000          600,000
     Income tax payable                                                      2,453,576        2,453,576
                                                                          ------------     ------------
              Total Current Liabilities                                     16,552,578        9,653,831
                                                                          ------------     ------------

Shareholders'  Deficit
     Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
       shares issued and outstanding                                                --               --
     Common stock, Class A, $.01 par value;  100,000 shares
       authorized; no shares issued and outstanding                                 --               --
     Common stock, $0.01 par value;  18,900,000 shares authorized;
       10,047,371 and 9,769,593 shares issued and outstanding                  100,474           97,696
     Additional paid-in capital                                             11,629,685       11,432,463
     Accumulated deficit                                                   (14,491,493)     (13,515,182)
                                                                          ------------     ------------
              Total Shareholders' Deficit                                   (2,761,334)      (1,985,023)
                                                                          ------------     ------------
              Total Liabilities and Shareholders'  Deficit                $ 13,791,244     $  7,668,808
                                                                          ============     ============


   The accompanying notes are an integral part of these financial statements.

                The Singing Machine Company, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For Three Months Ended            For Six Months Ended
                                                    -------------------------------   -------------------------------
                                                    Sept 30, 2005    Sept 30, 2004    Sept 30, 2005    Sept 30, 2004
                                                     ------------     ------------     ------------     ------------
Net Sales                                            $ 18,532,313     $ 18,753,288     $ 21,324,068     $ 22,610,160

Cost of Goods Sold                                     14,708,964       14,492,944       17,063,824       17,579,677
                                                     ------------     ------------     ------------     ------------

Gross Profit                                            3,823,349        4,260,344        4,260,244        5,030,483

Operating Expenses
     Advertising                                          171,143          352,206          191,546          421,795
     Commissions                                          304,011          313,143          308,276          358,663
     Compensation                                         676,749          649,565        1,271,786        1,335,780
     Freight and handling                                 168,030          206,456          293,566          297,144
     Selling, general and administrative expenses       1,086,042        1,582,137        2,134,318        2,544,559
                                                     ------------     ------------     ------------     ------------
Total Operating Expenses                                2,405,975        3,103,507        4,199,492        4,957,941
                                                     ------------     ------------     ------------     ------------

Income from Operations                                  1,417,374        1,156,837           60,752           72,542

Other Income (Expenses)
     Other income                                          86,638          105,571           90,318          117,271
     Interest expense                                    (127,340)        (129,504)        (230,093)        (243,704)
     Interest expense - Amortization of discount
         on convertible debentures                       (451,096)        (411,206)        (897,288)        (743,921)
                                                     ------------     ------------     ------------     ------------

Net Other Expenses                                       (491,798)        (435,139)      (1,037,063)        (870,354)
                                                     ------------     ------------     ------------     ------------

Net Income (Loss)                                    $    925,576     $    721,698     $   (976,311)    $   (797,812)
                                                     ============     ============     ============     ============

Income (Loss) per Common Share:
     Basic and diluted                               $       0.09     $       0.08     $      (0.10)    $      (0.09)

Weighted Average Common and Common
     Equivalent Shares:
     Basic and diluted                                 10,047,371        8,811,014        9,816,648        8,799,313


   The accompanying notes are an integral part of these financial statements.

                The Singing Machine Company, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For Six Months Ended
                                                                              -------------------------------
                                                                              Sept 30, 2005    Sept 30, 2004
                                                                               ------------     ------------

Cash flows from operating activities
      Net Loss                                                                 $   (976,311)    $   (797,812)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
           Depreciation and amortization                                            338,245          177,380
           Change in inventory reserve                                             (321,208)              --
           Change in allowance for bad debts                                        (48,458)              --
           Amortization of discount/deferred fees on convertible debentures       1,033,753          743,886
           Deferred gross profit on estimated sales returns                        (107,751)         293,000
      Changes in assets and liabilities:
          (Increase) Decrease in:
           Accounts receivable                                                   (5,990,547)      (3,667,789)
           Insurance receivable                                                          --          800,000
           Due from manufacturer                                                         --         (148,999)
           Inventories                                                            1,215,145        2,512,992
           Prepaid expenses and other assets                                          8,841          200,537
           Other non-current assets                                                  44,794          132,194
          Increase (Decrease) in:
           Accounts payable                                                       5,318,376        2,500,274
           Accrued expenses                                                         117,849       (2,084,279)
           Customer credits on account                                           (1,039,043)        (550,863)
           Current income taxes                                                          --        1,294,061
                                                                               ------------     ------------
              Net cash (used in) provided by operating activities                  (406,315)       1,404,582
                                                                               ------------     ------------
Cash flows from investing activities
      Purchase of property and equipment                                           (147,695)        (575,495)
      Restricted cash                                                                 1,703         (670,019)
                                                                               ------------     ------------
              Net cash used in investing activities                                (145,992)      (1,245,514)
                                                                               ------------     ------------
Cash flows from financing activities
      Borrowing from factoring, net                                               1,746,401          474,968
      Bank overdraft                                                                     --          (62,282)
      Proceeds from related party loan                                              200,000          240,000
      Payment on related party loan                                                      --         (240,000)
                                                                               ------------     ------------
              Net cash provided by financing activities                           1,946,401          412,686
                                                                               ------------     ------------
Increase in cash and cash equivalents                                             1,394,094          571,754
Cash and cash equivalents at beginning of period                                    617,054          356,342
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $  2,011,148     $    928,096
                                                                               ============     ============

Supplemental Disclosures of Cash Flow Information:
      Cash paid for Interest                                                   $     90,000     $    238,740
                                                                               ============     ============

Non-Cash Financing Activities:
      Related party loan paid off with stock                                   $    200,000     $         --
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

BASIS OF PRESENTATION

The accompanying consolidated financial statements for the six months ended September 30, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the six months ended September 30, 2005 are not necessarily indicative of operating results to be expected for the year.

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

As of September 30, 2005 and March 31, 2005, The Singing Machine had gross deferred tax assets of $11.0 million and $10.4 million, against which the Company recorded valuation allowances totaling $11.0 million and $10.4 million, respectively.

For the six months ended September 30, 2005 and September 30, 2004, the Company recorded no tax provision. We received a tax refund of $1.1 million on August 24, 2004, which has been used to pay related party loans and the vendors. The Company has now exhausted its ability to carry back any further losses and therefore, will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes for the three and six months ended September 30, 2005 and 2004 since the Company is expected to realize a net loss for the year. The provision for the Hong Kong income tax is calculated based on the subsidiary's annualized income.

Hong Kong income taxes payable totaled $2.4 million at September 30, 2005 and March 31, 2005 and is included in the accompanying balance sheets as income taxes payable.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong Subsidiary is its local currency. The financial statements of the subsidiary are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash for the six months ended September 30, 2005 and 2004 were also not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at September 30, 2005 and March 31, 2005 were $2,011,148 and $617,054, respectively. Cash balances at September 30, 2005 and March 31, 2005 include approximately $1,978,452 and $379,000, respectively, held in foreign banks by the Hong Kong Subsidiary. These funds are not covered by depository insurance.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual returns and a provision for estimated future returns. The provision for estimated sales returns for the six months ended September 30, 2005 and 2004 were $1,355,464 and $1,386,714, respectively. The actual returns represent 3.7% and 6.1% of the net sales for the six months ended September 30, 2005 and September 30, 2004, respectively.

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applied the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure an amendment of FASB Statement No. 123", which permits entities to provide pro forma net earnings
(loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied to options granted. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123 (R)"). This Statement revises the original SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those options granted. The provisions of SFAS 123 (R) are to be effective for the Company's financial statements issued for the first interim period beginning after June 15, 2005.

Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with SFAS No. 123 (R), "Accounting for Stock Based Compensation", the Company's net loss would have been changed to the pro-forma amounts indicated below for the six months and three months ended September 30, 2005 and September 30, 2004:

                                                   For six months ended                       For three months ended
                                          ----------------------------------------   ---------------------------------------
                                          September 30, 2005    September 30, 2004   September 30, 2005   September 30, 2004
                                          ------------------    ------------------   ------------------   ------------------
Net loss, as reported                        $   (976,311)        $   (797,812)        $    925,575         $    721,698
Less: Total stock-based employee
compensation expense determined
under fair value based method

                                             $   (296,611)        $   (316,553)        $   (146,543)        $   (158,694)
                                             ------------         ------------         ------------         ------------

Net loss, pro forma                          $ (1,272,922)        $ (1,114,365)        $    779,032         $    563,004
                                             ============         ============         ============         ============

Net loss, per share - basic   As reported    $      (0.10)        $      (0.09)        $       0.09         $       0.08
                              Pro forma      $      (0.13)        $      (0.13)        $       0.08         $       0.06

Net loss, per share - diluted As reported    $      (0.10)        $      (0.09)        $       0.09         $       0.08
                              Pro forma      $      (0.13)        $      (0.13)        $       0.08         $       0.06

The effect of applying SFAS No. 123 (R) is not likely to be representative of the effects on reported net earnings (loss) for future years due to, among other things, the effects of vesting.

For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 (R) using the following weighted-average assumptions:

      o For the six months ended September 30, 2005: expected dividend yield 0%, risk- free interest rate of 4%, volatility 194.23 % and expected term of three years.

      o For the six months ended September 30, 2004: expected dividend yield 0%, risk-free interest rate of 4%, volatility 199.15% and expected term of five years.

      o For the three months ended September 30, 2004: expected dividend yield 0%, risk- free interest rate of 4%, volatility 81.5% and expected term of five years.

      o For the three months ending September 30, 2005: expected dividend yield 0%, risk-free interest rate of 4%, volatility 192.08% and expected term of three years.

ADVERTISING

Costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company had entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund on mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Registrant's product) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the six months ended September 30, 2005 and September 30, 2004 was $191,546 and $421,795 respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general & administrative expenses in the consolidated statements of operations. For the six months ended September 30, 2005 and September 30, 2004 these amounts totaled $95,837 and $112,642, respectively.

EARNINGS PER SHARE

In accordance with SFAS No, 128, "Earnings per Share," basic income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

For the six months ended September 30, 2005 and September 30, 2004, 4,203,129 and 4,002,580 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

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

Subsequent to September 30, 2005, we plan to finance our operations as follows:

1) Vendor financing - The Company's key vendors in China have agreed to manufacture on behalf of the Company, without advanced payments. We have substantially improved our payment status with vendors during the past year. We are current with our suppliers, except one factory in China, which has agreed to a payment plan.

2) Factoring of accounts receivable - The Company has a credit line of $2.5 million from a factor to finance accounts receivable of sales originated in the United States. The factor advances the Company 70% of eligible invoices immediately after the product is shipped.

3) Related party loan - We might be able to raise additional short term loans from a related party if needed.

4) Cost reduction - The Company has reduced significant operating expenses in this fiscal year. The cost reduction initiatives are part of our intensive effort to achieve a successful turn around restructuring. The Company plans to continue its cost cutting efforts in fiscal 2006.

5) Stock - The Company is actively seeking funds from private placements to finance operations.

There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

                                  SEPTEMBER 30,        MARCH 31,
                                      2005               2005
                                  ------------       ------------
Finished Goods                       3,266,505       $  4,717,455
Inventory in Transit                   281,716             45,912
     Less: Inventory Reserve        (1,347,222)        (1,668,430)
                                  ------------       ------------

Total Inventories                 $  2,200,999       $  3,094,937
                                  ============       ============

Inventory consigned to customers at September 30, 2005 and March 31, 2005 was $207,540 and $151,824, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company started to factor its accounts receivables through Crestmark Bank in Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor up to 70% of eligible receivables, with recourse. The total amount of the facility is $2.5 million at September 30, 2005. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at prime plus 2% (8.75% at September 30, 2005). The agreement contains a liquidating damage fee of $198,000 payable for early termination by the Company as of September 30, 2005.

Crestmark Bank also received a security interest in all of the Company's accounts receivables and inventory in the United States. The Company's debenture holders and insider loan holders have subordinated their debt to Crestmark Bank.

On August 2, 2005, Crestmark Bank has increased the borrowing availability by $190,000 under the factoring agreement. The additional availability is secured by certificates of deposit in the amount of $190,000, pledged by Yi Ping Chan (Interim CEO) and Josef Bauer (Chairman of the Board).

As of September 30, 2005, the outstanding amount due to Crestmark bank for factoring was $1,712,029. The credit availability based on available accounts receivable was $229,999 as of September 30, 2005.


NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                     USEFUL       SEPTEMBER 30,      MARCH 31,
                                      LIFE            2005             2005

Computer and office equipment      5 years        $    473,270     $    507,953
Furniture and fixtures             5-7 years           402,074          351,510
Leasehold improvement              *                   154,125          103,776
Molds and tooling                  3 years           3,736,951        3,655,486
                                                  ------------     ------------
                                                     4,766,420        4,618,725

Less: Accumulated depreciation                      (3,918,127)      (3,579,882)
                                                  ------------     ------------
                                                  $    848,293     $  1,038,843
                                                  ============     ============

* Shorter of remaining term of lease or useful life

NOTE 6 - RESTRICTED CASH

The Company, through the Hong Kong Subsidiary, maintains a letter of credit facility and short term loan with a major international bank. The Hong Kong Subsidiary was required to pledge as collateral under the facility $869,092 and $870,795 at September 30, 2005 and March 31, 2005, respectively. This amount is shown as restricted cash in the accompanying balance sheets. The restricted cash is not covered by deposit insurance.

NOTE 7 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Hong Kong Subsidiary with the following abilities:

      o     Overdraft protection facilities

      o     Issuance and negotiation of letters of credit

      o     Trust receipts

      o     A Company credit card

These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lenders and require that the Hong Kong Subsidiary maintain a minimum tangible net worth of approximately $2 million. The Hong Kong Subsidiary was in compliance with minimum tangible net worth as of September 30, 2005. The maximum available credit under the facilities is $1.1 million. The Company is currently seeking a new banking facility to accommodate its needs. In order to sign up a new banking facility, the Company needs to terminate one of the existing facilities and free up its restricted cash and other collaterals. The Company is currently in process of terminating a $1 million credit facility with one of its banks in Hong Kong at September 30, 2005. A restricted cash deposit of $606,813 is used as collateral for this facility along with promissory note and cross corporate guarantee. As of September 30, 2005, the interest rate is approximately 6.85%. At September 30, 2005 and March 31, 2005, there were no outstanding bank overdrafts against the facilities; the letters of credit issued under these facilities were $477,600 and $676,076; the total availability under these facilities were $1,022,400 and $823,924.

RELATED PARTY LOANS

On or about July 10, 2003, an officer, an individual, a director and a former director of our Company advanced $1 million to our Company pursuant to written loan agreements. The officer is Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as of October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans are subordinated to the factoring company and accrued interest at 9.5% per annum. These loans were originally scheduled to be repaid by October 31, 2003, but were extended past September 30, 2005. All interest was accrued, and the unpaid amount totaled approximately $9,500. A portion of the loans and the accrued interest in the amount of $409,500 has been converted into 563,274 shares of common stock at $0.72 per share on January 5, 2005. In addition, another portion of the loans in the amount of $200,000 has been converted into 277,778 shares of common stock on May 18, 2005.

On June 27, 2005, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer who is the Chairman of the Board of Directors. The interest rate on the loan is 12% per annum and is due on November 30, 2005 or such later date as mutually agreed between the parties.

NOTE 8 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represents credit amounts for customers that have credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases. The credit balance will be applied toward customer future purchases. In some cases, the Company has refunded the credit to the customer upon request.

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

On February 9, 2004, the Company amended its convertible debenture agreements to increase the interest rate to 8.5% and to grant warrants to purchase an aggregate of 30,000 shares of the Company's common stock to the debenture holders on a pro-rata basis. These concessions are in consideration of the debenture holder's agreements to (i) enter into new subordination agreements with Milberg, (ii) to waive all liquidated damages due under the transaction documents through July 1, 2004 and (iii) to extend the effective date of the Form S-1 registration statement until July 1, 2004. The new warrants have an exercise price equal to $1.52 per share and the fair value of these warrants was estimated by using the Black-Scholes Option-Pricing Model and totaled $30,981. This amount was expensed as a component of selling, general and administrative expenses during the three months ended December 31, 2003. Pursuant to the Convertible Debenture agreements, the Company was required to register the shares of common stock underlying the debentures and detachable stock purchase warrants issued in connection with the debentures. The registration of the common shares was required to be effective by July 1, 2004. The Form S-1/A registration statement was effective on January 21, 2005.

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

According to the Emerging Issue Task Force (EITF) Issue No. 00-27, if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The incremental intrinsic value that resulted from the price reset equals additional shares multiplied by the stock market price at the issuing date of the debentures, which would be recorded as discount of convertible debentures and amortized over the remaining life of the debentures. The new adjusted conversion price of stock is $1.41 [3.85- (3.85-0.60) X 75%] while the conversion price of the warrants is $1.46. The amount of $687,638 was recorded as additional discounts of the debentures and will be amortized for the remaining life of the debentures. As of September 30, 2005, the number of shares issuable upon conversion of the debentures is 2,831,858. Total amortization for the six months ended September 30, 2005 is $897,288 and the unamortized discount is $718,358.

In connection with the Convertible Debentures, the Company paid financing fees as follows: 103,896 stock purchase warrants with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures.

The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets and total $106,799 as of September 30, 2005 and $243,264 as of March 31, 2005.

Due to a past due interest payment of $90,000, the Company is not in compliance with the convertible debenture agreement. The entire principal amount of $4 million plus interest is due immediately at the election of the debenture holders. As of September 30, 2005, $120,000 of interest remains unpaid. Additionally, the Company is not in compliance with the debenture agreements because the Company is below the continued listing standards of the American Stock Exchange (the "Amex").

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, and Kowloon, Hong Kong. The leases expire at varying dates. Rent expense for the six months ended September 30, 2005 and September 30, 2004 was $357,371 and $339,868, respectively.

In addition, the Company maintains various warehouse and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2005 are as follows:

                                     Property Lease    Equipment Lease
                                      ------------      ------------
Quarter ending September 30:

                              2006    $    698,853      $      3,791
                              2007         659,882             3,791
                              2008         268,966             3,791
                              2009              --             1,264
                              2010    ------------      ------------
                                      $  1,627,701      $     12,637
                                      ============      ============

EMPLOYMENT AGREEMENTS

The Company has an employment contract with one key officer as of September 30, 2005. The agreement provides for base salaries, with annual cost of living adjustments and travel allowances and expires on March 31, 2006. In the event of a termination without cause or in the event of a change of control, as defined in the agreements, the employee would be entitled to a lump sum payment in the aggregate of $250,000.

MERCHANDISE LICENSE AGREEMENTS

We entered into our licensing agreement with MTV in November 2000 and have amended the agreement five times since that date. Our license covers the sale of MTV products in the United States, Canada and Australia. During fiscal 2004, our line consisted of nine MTV branded machines and a wide assortment of MTV branded music. Our license agreement as amended with MTV, expired on August 31, 2004, however MTV chose to extend the agreement until December 31, 2004. The minimum guarantee was $300,000, which has been paid in full as of March, 31, 2005. The agreement was terminated on December 31, 2004. MTV has extended the selling off period for one existing MTV licensed product to September 30, 2005. The company has prepaid the royalty in the amount of $30,705 for the entire MTV licensed inventory in April, 2005, which has been recorded as royalty expense for the quarter ended September 30, 2005. We also have a licensing agreement with MTV for a European country which ends on October 31, 2005 with an option to extend until October 31, 2006.

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

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expired on December 31, 2004. The company has extended the agreement to December 31, 2005. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $450,000, which has been paid in full as of September 30, 2005.

NOTE 11 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the six months ended September 30, 2005 and 2004, the Company issued the following shares of stock:

September 30,            Number of shares issued    Proceed to company

              2005                       277,778                  $ --
              2004                        50,000                  $ --

On September 19, 2005, Jay Bauer, Chairman of the Board, agreed to convert a $175,000 related party loan into 243,056 shares of common stock at a price of $.72 per share. The Application for Additional Shares listing has been submitted to the American Stock Exchange and is pending approval. As of October 31, 2005, these shares have not been issued.

On May 1, 2005, the Company has authorized the issuance of 277,778 shares of common stock for the conversion of a $200,000 related party loan.

On May 11, 2004, the Company issued 50,000 shares of common stock to a former executive for consulting services rendered. The Company expensed the consulting costs in the three months ended December 31, 2003, the period which services were provided.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan ("Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2005, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of September 30, 2005, the Company has granted 1,319,560 options under the Year 2001 Plan, leaving 630,440 options available to be granted. As of September 30, 2005, the Company has 343,050 options issued and outstanding under its 1994 Plan.

In accordance with SFAS No. 123 (R), for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its options issued for the fiscal year beginning before June 15, 2005.

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:

                   FOR THE SIX MONTHS ENDED        FOR THE THREE MONTHS ENDED
                         September 30,                   September 30,

                     2005            2004            2005            2004
                 ------------    ------------    ------------    ------------

North America    $ 14,842,108    $ 18,079,845    $  13,037,271    $ 15,657,623
Europe              6,387,730       4,262,903       5,489,642       2,857,421
Others                 94,230         267,412           5,400         238,245
                 ------------    ------------    ------------    ------------
                 $ 21,324,068    $ 22,610,160    $ 18,532,313    $ 18,753,289
                 ============    ============    ============    ============

The geographic area of sales is based primarily on the location where the product is delivered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10- Q, including without limitation, statements containing the words believes, anticipates, estimates, expects, and words of similar import, constitute forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we filed with the Securities and Exchange Commission.

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

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Best Buy, Costco, Kohl's, J.C. Penney, Radio Shack and Sam's Club.

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months and six months ended September 30, 2005 and 2004.

                                                    Three Months Ended  Three Months Ended    Six Months Ended    Six Months Ended
                                                    ------------------  ------------------    ----------------    ----------------
                                                        09/30/05              09/30/04            09/30/05            09/30/04
                                                    ------------------  ------------------    ----------------    ----------------
Net Sales                                                100.0%                100.0%              100.0%              100.0%

Cost of Goods Sold                                        79.4%                 77.3%               80.0%               77.8%

Gross Profit                                              20.6%                 22.7%               20.0%               22.2%

Operating Expenses
     Advertising                                           0.9%                  1.9%                0.9%                1.9%
     Commissions                                           1.6%                  1.7%                1.4%                1.6%
     Compensation                                          3.7%                  3.5%                6.0%                5.9%
     Freight & handling                                    0.9%                  1.1%                1.4%                1.3%
     Selling, general and administrative expenses          5.9%                  8.4%               10.0%               11.3%
Total Operating Expenses                                  13.0%                 16.5%               19.7%               21.9%

Income from Operations                                     7.6%                  6.2%                0.3%                0.3%

Other Income (Expenses)
     Other income                                          0.5%                  0.6%                0.4%                0.5%
     Interest expense                                     -0.7%                 -0.7%               -1.1%               -1.1%
     Interest expense - Amortization of discount
         on convertible debentures                        -2.4%                 -2.2%               -4.2%               -3.3%

Net Other Expenses                                        -2.7%                 -2.3%               -4.9%               -3.8%

Income (Loss) Before Income Taxes                          5.0%                  3.8%               -4.6%               -3.5%

Income Taxes Expense                                       0.0%                  0.0%                0.0%                0.0%

Net Income (Loss)                                          5.0%                  3.8%               -4.6%               -3.5%

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2004

NET SALES

Net sales for the quarter ended September 30, 2005 decreased to $18,532,313 from $18,753,288, a decrease of $220,975 as compared to the same period ended September 30, 2004. The decrease in sales is primarily attributed to a decrease in music sales in the amount of approximately $175,000. The music sales decreased because our exclusive music distributor Warner Bros. Publication was sold by its parent company Warner/Electric/Atlantic Corp. (WEA). The business was interrupted during the transition period. We are currently working with WEA directly to establish the distribution agreement. We expect our music sales to increase in our third quarter when the distribution agreement is finalized.

GROSS PROFIT

Our gross profit for the quarter ended September 30, 2005 decreased to $3,823,349 from $4,260,344, a decrease of $436,995 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended September 30, 2005 decreased to 20.6% from 22.7% for the same period in 2004. The decrease of gross profit as a percentage of revenues was primarily due to:

      1) a decrease in music sales, which yields higher profit margins than our other products;

      2) an increase of manufacturing cost, which is a result of energy price increase and the labor cost increase in China.

OPERATING EXPENSES

For the three months ended September 30, 2005, total operating expenses decreased to $2,405,976 from $3,103,507 for the three months ended September 30, 2004 a decrease of $697,531. As a percentage of net revenues, our operating expenses decreased to 13.0% from 16.5% for the same period a year ago. Management was able to successfully implement its cost cutting plan while maintaining its revenues. The decrease of the operating expenses is primarily due to following factors:

1) Advertising expenses decreased to $171,143 from $352,206 for the same period a year ago due to a reduction of unnecessary advertising allowances; 2) Freight expenses decreased to $168,030 from $206,456 for the same period a year ago due to a reduction of customer freight allowance; 3) Selling, general and administrative expenses decreased to $1,086,042 from $1,582,137 for the same period a year ago primarily due to reduction in professional fees, bad debt expense, warehouse rental, royalty fees and others.

Our management will continue to implement cost cutting efforts in order to further reduce operating expenses for the remaining period of current fiscal year.

OTHER INCOME/EXPENSES

Our other net expenses increased to $491,798 from $435,139 for the same period a year ago. The increase is primarily due to an increase of amortization of discount on convertible debentures. The increase of discount on convertible debentures was a result of recalculating fair value of conversion feature after a conversion price reset.

INCOME TAXES

For the three months ended September 30, 2005 and 2004, the Company did not record a tax provision because it expects sufficient future net losses to offset the income for these periods.

NET INCOME

The net income increased to $925,575 from $721,698 for the same period a year ago. The increase of profit was primarily due to the cost reduction.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

Net sales decreased to $21,324,068 from $22,610,160 a decrease of $1,286,092 or 5.7% for the six months ended September 30, 2005 as compared to the same period in prior year. The decrease in sales is primarily due to a decrease in music sales and a slight decrease in international sales.

GROSS PROFIT

Gross profit decreased to $4,260,244 from $5,030,483 a decrease of $770,239 or 15.3% for the six months ended September 30, 2005 as compared to the same period ended in prior year. The reason for the decrease is the same as those for three months ended September 30, 2005.

OPERATING EXPENSES

Total operating expenses decreased to $4,199,492 from $4,957,941 a decrease of $758,449 or 15.3% for the six months ended September 30, 2005 as compared to the same period in prior year. As percentage of the net revenues, the operating expenses decreased to 19.7% from 21.9%. The decrease in the operating expenses as percentage is primarily due to the reduction of expenses in all categories as following:

1) Advertising expenses decreased to $191,546 from $421,795 a year ago due to a reduction of unnecessary advertising allowances; 2) Salary expenses decreased to $1,271,786 from $1,335,780 a year ago due to the corporate restructuring. 3) Selling, general and administrative expenses decreased to $2,134,318 from $2,544,559 for the same period a year ago primarily due to reduction in professional fees, bad debt expense, warehouse rental, royalty fees and others.

OTHER INCOME/EXPENSES

Net other expenses increased to $1,037,062 from $870,354 an increase of $166,708 or 19.2% for the six months ended September 30, 2005 as compared to the same period ended in prior year. The increase is primarily due to an increase of amortization of discount on convertible debentures. The increase of discount on convertible debentures was a result of recalculating fair value of conversion feature after a conversion price reset.

INCOME TAXES

For the six months ended September 30, 2005 and 2004, the Company did not record tax provisions since it incurred net losses.

NET LOSS

Net loss increased to $976,311 from $797,812 for the six months ended September 30, 2005 compared to the same period in prior year. The net loss increase was primarily due to a decrease of the revenues and an increase of non-cash interest expenses related the amortization of discount on convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, Singing Machine had cash on hand of $2,011,148 in addition to $869,092 of restricted cash, as compared to cash on hand of $617,054 and restricted cash of $870,795 as of March 31, 2005. We had a working capital deficit of $3,783,030 as of September 30, 2005.

Net cash used by operating activities was $406,315 for the six months ended September 30, 2005, as compared to $1,404,582 provided by operating activities the same period a year ago. The cash used in operating activities was primarily due to the increase of the accounts receivable, decrease of customer credit on account, and partially offset by increase of the accounts payable and decrease of the inventory.

Net cash used in investing activities for the six months ended September 30, 2005 was $145,992. Cash used in investing activities primarily resulted from the purchase of tooling equipment and molds used in the production of new karaoke machines.

Cash flow from financing activities was $1,946,401 for the six months ended September 30, 2005, which included an advance of $1,746,401 from our factoring bank and a loan of $200,000 from a related party.

The Company has a factoring agreement with Crestmark Bank, pursuant to which the Company may borrow 70% of eligible accounts receivable up to $2.5 million. The agreement stipulates that we are only allowed to factor sales originating from our warehouses in the United States. The factoring company determines the eligible receivables based on their own credit standard, and the accounts' aging. As of September 30, 2005, the credit availability under this agreement is $229,999.

Our Hong Kong subsidiary, International SMC, has credit facilities at HSBC and at Fortis Bank. The primary purpose of these facilities is to provide International SMC with access to letters of credit so that it can purchase inventory for sale in the United States and international markets. International SMC also depends on these facilities to negotiate letters of credit with its customers. These facilities are secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with lenders. International SMC is required to maintain a tangible net worth of at least $2 million. The maximum credit under the facilities was $1.1 million as of September 30, 2005. The interest rate is approximately 6.85% per annum. As of September 30, 2005, the available credit under these facilities was $1,022,400.

As of September 30, 2005, our unrestricted cash on hand was $2,011,148. Our average monthly fixed operating costs are approximately $450,000, which includes employee compensation and selling, general & administration expenses. We expect that we will require approximately $1.35 million for working capital during the next three-month period.

During the three-month period between October and December 2005, we plan on financing our working capital needs by:

      o     Collecting our existing accounts receivable;

      o     Selling existing inventory;

      o     Borrowing from our factoring agreement;

      o     Borrowing from our credit facilities;

      o     Raising additional equity and/or debt financing.

Our sources of cash for working capital in the long term, 12 months and beyond, are the same as our sources during the short term. If we need additional financing, we intend to approach other financing companies for financing. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue as a going concern.

Our commitments for debt and other contractual obligations as of September 30, 2005 are summarized as follows:

                                     --------------------------------------------------------------------------
                                       Total      Less than 1 year  1 - 3 years     3 - 5 years    Over 5 years
                                     --------------------------------------------------------------------------
Property Leases                      $1,627,701      $  698,853      $  928,848      $       --      $       --
Equipment Leases                         12,637           3,791           8,846              --              --
Loan-Related Party                      200,000         200,000              --              --              --
Subordinated Debt - Related Party       400,000         400,000              --              --              --
Convertible Debentures                4,000,000       4,000,000              --              --              --
Interest payments                       129,500         129,500              --              --              --
                                     ----------      ----------      ----------      ----------      ----------

Total                                $6,369,838      $5,432,144      $  937,694      $       --      $       --
                                     ==========================================================================

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate returns and maintain the appropriate level of inventory. As of October 31, 2005, we were not aware of any customer who has an overstock of inventory.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our fiscal second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 87% and 86% of net sales in fiscal 2005 and 2004, respectively. By contrast, our highest levels of returned merchandise occurred in the first and fourth quarter since customers usually returned defective or overstock inventory subsequent to the Christmas holiday season. Approximately 84% of the total returns were received in the first and fourth quarter combined in fiscals 2005 and 2004.

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

CRITICAL ACCOUNTING POLICIES

For the three months ended September 30, 2005 there were no significant changes to our accounting polices from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

As of October 31, 2005, our cash on hand is limited. We need approximately $1.35 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. As of September 30, 2005, our inventory was valued at $2.2 million. See "Liquidity" beginning on page 17. If these sources do not provide us with adequate financing, we may try to seek financing from a third party. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to continue as a going concern. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED INSOLVENT AND WE MAY GO OUT OF BUSINESS.

As of September 30, 2005, our cash position is limited and we had negative equity. We are not able to pay all of our creditors on a timely basis. We are not current on our accounts payable of $0.7 million to our factory in China and $0.1 million interest payment to the debenture holders. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AS OF MARCH 31, 2005.

We received a report dated June 24, 2005 from our independent certified public accountants covering the consolidated financial statements for our fiscal year ended March 31, 2005 that included an explanatory paragraph which stated that the financial statements were prepared assuming that the Singing Machine would continue as a going concern. This report stated that our operating performance in fiscal 2005 and our minimal liquidity raised substantial doubt about our ability to continue as a going concern. If we are not able to raise additional capital, we may need to curtail or stop our business operations. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the six months ended September 30, 2005 and year ended March 31, 2005 were approximately 60% and 40%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2006, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out a written agreement with a factory in China to produce most of our karaoke machines for fiscal 2006. We owe this factory approximately $0.7 million as of September 30, 2005 and have worked out a verbal payment plan with it. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

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

In fiscal 2005 and 2004, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $3.5 million, or 9% of our net sales in fiscal 2005. Some of the returns resulted from customer's overstock of the products. Although we were not contractually obligated to accept this return of the products in fiscal 2005 or fiscal 2004, we accepted the return of the products because we valued our relationship with our customers. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of September 30, 2005 we had $2.2 million in inventory on hand, which impacted our cash flow and liquidity from operations for the six months ended September 30, 2005. As of March 31, 2005, our inventory was valued at $3.1 million, after a $1.3 million reserve had been taken. It is important that we sell this inventory during fiscal 2006, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT A COMPETITIVE MARKET.

Over the past year, our gross profit margins have generally decreased due to the competition except for fiscal 2005 since we have developed several new models, which are in demand and yield higher profit margins. We expect that our gross profit margin might decrease under downward pressure in fiscal 2006.

WE MAY BE UNABLE TO SUCCESSFULLY DEFEND OURSELVES IN THE SYBERSOUND LAWSUIT AND OUR CASH FLOW COULD BE AFFECTED. THE COST TO DEFEND OURSELVES MAY BE SUBSTANTIAL AND OUR NET PROFITABILITY MAY BE AFFECTED.

We are currently defending ourselves in a lawsuit filed by Sybersound Records, Inc., d/b/a Party Tyme Karaoke, which seeks damages of more than $200 million. Sybersound filed a voluntary dismissal in the Los Angeles Superior court on August 10, 2005. On August 11, 2005, Sybersound, along with various other publishers, filed a claim in the United States District Court for the Central District of California. The lawsuit alleges the following against The Singing Machine Company, Inc: violation of the Lanham Act, intentional interference with prospective economic relations, unfair competition, common law unfair competition, unfair trade practices, rescission and accounting.

If we cannot successfully defend ourselves and are forced to pay the judgment our cash flow could be affected. Alternatively, the cost of successfully defending ourselves may also be great and may adversely affect our net profitability.

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUR MTV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY.

Our license with MTV Networks is important to our business. We generated 17.6% and 11.8% of our consolidated net sales from products sold under the MTV license in fiscal 2005 and 2004, respectively. Our MTV license was terminated on December 31, 2004, with an extension to sell certain existing inventory by September 30, 2005. We expect the MTV branded products will be phased out and replaced with SMC brand products going forward.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 86.7%, 87.2% and 85.6%of net sales in fiscal 2005, 2004 and 2003, respectively.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of October 31, 2005, we are aware of only two customers, FAO Schwarz and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

                   RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From October 1, 2004 through September 30, 2005, our common stock has traded between a high of $1.00 and a low of $0.33. During this period, we had liquidity problems and incurred a net loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of July 12, 2005, investors hold a short position in 201,880 shares of our common stock which represents 2.0% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS.

Our employment agreement with Yi Ping Chan requires us, under certain conditions, to make substantial severance payments to him if he resigns after a change of control. As of October 31, 2005, Mr. Chan is entitled to a severance payments of $250,000. These provisions could delay or impede a merger, tender offer or other transaction resulting in a change in control of the Singing Machine, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. See "Employment Agreements" on page 13.

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

In order to maintain its Amex listing, the Company should submit a plan by August 18, 2005 advising the Amex of actions it will take, which may allow it to regain compliance within a maximum of 18 months and 12 months from July 18, 2005, respectively. The Listings Qualifications Department will evaluate the plan, and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance. If the plan is accepted, the Company may be able to continue its listing during the plan period of up to 18 months, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If the plan is rejected, the Company may not be able to continue its listing in the Amex. We would trade on the Over-the-Counter Bulletin Board and the market price for shares of our common stock could decline.

The Company submitted a plan to The American Stock Exchange on August 18, 2005 advising the Amex of actions it will take, which may allow it to regain compliance within a maximum of 18 months and 12 months from July 18, 2005, respectively. The Exchange has completed its review of The Singing Machine's plan of compliance and supporting documentation and has determined that, in accordance with Section 1009 of the Company Guide, the Plan makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards within a maximum of 18 months and 12 months from July 18, 2005, respectively.

The Company must regain compliance with the $2,000,000 minimum shareholders' equity requirement by July 18, 2006, and must be in compliance with all of the Exchange's continued listing standards by January 18, 2007. Failure to regain compliance within these time frames likely will result in the Exchange Staff initiating delisting proceedings pursuant to Section 1009 of the Company Guide. Further, if our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sales of our common stock or securities.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of September 30, 2005, there were outstanding stock options to purchase an aggregate of 1,662,610 shares of common stock at exercise prices ranging from $.60 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $2.53 per share. As of September 30, 2005, there were outstanding immediately exercisable options to purchase an aggregate of 780,231 shares of our common stock. There were outstanding stock warrants to purchase 591,040 shares of common stock at exercise prices ranging from $1.41 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $1.91 per share. In addition, we have issued $4,000,000 of convertible debentures, which are convertible into an aggregate of 2,831,858 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

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

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of October 31, 2005, there were 10,047,371 shares of our common stock outstanding. Of these shares, approximately 960,924 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1, of which this Prospectus is a part, was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 18,900,000 shares of common stock. As of October 31, 2005, we had 10,047,371 shares of common stock issued and outstanding and an aggregate of 2,253,650 shares issuable under our outstanding options and warrants. We also have an obligation to issue up to 2,831,858 shares upon conversion of our debentures and have reserved 207,791 additional shares for interest payment on the debentures. As such, our Board of Directors has the power, without stockholder approval, to issue up to 4,458,108 shares of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2005, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

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

Not applicable

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

                        THE SINGING MACHINE COMPANY, INC.

Dated  November 14, 2005       By: /s/ YI PING CHAN
                                   --------------------------------------------
                                   Interim Chief Executive Officer and
                                   Chief Operating Officer (Principal Executive
                                   Officer)

Dated: November 14, 2005       By: /s/ DANNY ZHENG
                                   --------------------------------------------
                                   Chief Financial Officer (Principal Financial
                                   Officer)