Form 10-Q
period 2005-12-31
SINGING MACHINE CO INC
filed 2006-02-14
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                              NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value                10,060,282 as of February 10, 2006

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. Financial Statements

         Consolidated Balance Sheets - December 31, 2005 (Unaudited)
         and March 31,2005                                                  3

         Consolidated Statements of Operations - Three months and
         nine months Ended December 31,2005 and 2004 (Unaudited)            4

         Consolidated Statements of Cash Flows - Nine months
         Ended December 31, 2005 and 2004 (Unaudited)                       5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         18

Item 4.  Controls and Procedures                                           19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19

Item 1A. Risk Factors                                                      19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 3.  Defaults Upon Senior Securities                                   25

Item 4.  Submission of Matters to a Vote of Security Holders               25

Item 5.  Other Information                                                 25

Item 6.  Exhibits                                                          25

SIGNATURES                                                                 26

                The Singing Machine Company, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31       March 31
                                                                                                       2005            2005
                                                                                                    ------------    ------------
                                                                                                    (Unaudited)
                                     Assets
Current Assets
     Cash and cash equivalents                                                                      $    677,166    $    617,054
     Restricted cash                                                                                     875,604         870,795
     Accounts receivable, less allowances of $212,822 and $117,806,
        respectively                                                                                   4,874,995       1,150,842
     Due from factor                                                                                          --          34,372
     Inventories                                                                                       1,614,720       3,094,937
     Prepaid expenses and other current assets                                                           472,220         507,304
                                                                                                    ------------    ------------
                                                            Total Current Assets                       8,514,705       6,275,304
Property and Equipment, at cost less accumulated depreciation
       of $4,094,639 and $3,579,882, respectively                                                        687,222       1,038,843
Other Non-Current Assets                                                                                 131,234         354,661
                                                                                                    ------------    ------------
                                                                    Total Assets                    $  9,333,161    $  7,668,808
                                                                                                    ============    ============
                     Liabilities and Shareholders' Deficit
Current Liabilities
     Accounts payable                                                                               $  2,973,200    $  1,466,571
     Accrued expenses                                                                                    881,320         693,776
     Borrowing - Factor                                                                                1,306,090              --
     Customer credits on account                                                                         646,852       1,659,324
     Deferred gross profit on estimated returns                                                          356,504         396,231
     Convertible debentures, net of unamortized discount of $267,263
       and $1,615,647, respectively                                                                    3,732,737       2,384,353
     Subordinated debt-related parties                                                                   300,000         600,000
     Income tax payable                                                                                2,453,576       2,453,576
                                                                                                    ------------    ------------
                                                       Total Current Liabilities                      12,650,279       9,653,831
                                                                                                    ------------    ------------

Shareholders'  Deficit
     Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
       shares issued and outstanding                                                                          --              --
     Common stock, Class A, $.01 par value;  100,000 shares
       authorized; no shares issued and outstanding                                                           --              --
     Common stock, $0.01 par value;  18,900,000 shares authorized;
       10,060,282 and 9,769,593 shares issued and outstanding                                            100,603          97,696
     Additional paid-in capital                                                                       11,638,723      11,432,463
     Accumulated deficit                                                                             (15,056,444)    (13,515,182)
                                                                                                    ------------    ------------
                                                     Total Shareholders' Deficit                      (3,317,118)     (1,985,023)
                                                                                                    ------------    ------------
                                     Total Liabilities and Shareholders' Deficit                    $  9,333,161    $  7,668,808
                                                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                The Singing Machine Company, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For Three Months Ended          For Nine Months Ended
                                                    ----------------------------    ----------------------------
                                                    Dec 31, 2005    Dec 31, 2004    Dec 31, 2005    Dec 31, 2004
                                                    ------------    ------------    ------------    ------------
Net Sales                                           $  9,877,262    $ 14,368,388    $ 31,201,330    $ 36,978,549

Cost of Goods Sold                                     7,296,801       9,445,203      24,360,625      27,024,880
                                                    ------------    ------------    ------------    ------------

Gross Profit                                           2,580,461       4,923,185       6,840,705       9,953,669

Operating Expenses
     Advertising                                         122,355         267,280         313,901         689,074
     Commissions                                         311,293         607,042         619,569         965,705
     Compensation                                        574,249         805,557       1,846,035       2,141,337
     Freight and handling                                325,074         485,602         618,640         782,746
     Selling, general and administrative expenses      1,195,974       1,747,059       3,330,292       4,291,619
                                                    ------------    ------------    ------------    ------------
Total Operating Expenses                               2,528,945       3,912,540       6,728,437       8,870,481
                                                    ------------    ------------    ------------    ------------

Income from Operations                                    51,516       1,010,645         112,268       1,083,188

Other Income (Expenses)
     Other income                                         15,516         124,535         105,834         241,806
     Interest expense                                   (180,887)       (195,942)       (410,980)       (439,646)
     Interest expense - Amortization of discount
         on convertible debentures                      (451,096)       (446,194)     (1,348,384)     (1,190,115)
                                                    ------------    ------------    ------------    ------------

Net Other Expenses                                      (616,467)       (517,601)     (1,653,530)     (1,387,955)
                                                    ------------    ------------    ------------    ------------


Net Income (Loss)                                   $   (564,951)   $    493,044    $ (1,541,262)   $   (304,767)
                                                    ============    ============    ============    ============

Income (Loss) per Common Share:
     Basic and diluted                              $      (0.06)   $       0.05    $      (0.15)   $      (0.03)

Weighted Average Common and Common
     Equivalent Shares:
     Basic                                            10,055,791       9,202,318       9,958,269       8,934,136
     Diluted                                          10,055,791       9,255,651       9,958,269       8,934,136

     The accompanying notes are an integral part of these financial statements.

                      The Singing Machine Company, Inc. and Subsidiary
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                                    For Nine Months Ended
                                                                                                  --------------------------
                                                                                                 Dec 31, 2005    Dec 31, 2004
                                                                                                  -----------    -----------
Cash flows from operating activities
      Net Loss                                                                                    $(1,541,262)   $  (304,767)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
           Depreciation and amortization                                                              514,757        532,102
           Change in inventory reserve                                                               (616,735)            --
           Change in allowance for bad debts                                                           95,016             --
           Amortization of discount/deferred fees on convertible debentures                         1,553,082      1,190,116
           Stock compensation                                                                           9,167        293,000
           Deferred gross profit on estimated sales returns                                           (39,727)      (956,880)
      Changes in assets and liabilities:
          (Increase) Decrease in:
           Accounts receivable                                                                     (3,819,169)      (466,633)
           Insurance receivable                                                                            --        800,000
           Due from manufacturer                                                                           --         (1,398)
           Inventories                                                                              2,096,952      3,120,074
           Prepaid expenses and other assets                                                           35,084        176,716
           Other non-current assets                                                                    18,729        198,680
          Increase (Decrease) in:
           Accounts payable                                                                         1,506,629     (3,132,516)
           Accrued expenses                                                                           187,544        (58,096)
           Customer credits on account                                                             (1,012,472)    (1,351,572)
           Current income taxes                                                                            --      1,184,342
                                                                                                  -----------    -----------
              Net cash (used in) provided by operating activities                                  (1,012,405)     1,223,168
                                                                                                  -----------    -----------
Cash flows from investing activities
      Purchase of property and equipment                                                             (163,137)      (757,375)
      Restricted cash                                                                                  (4,809)         4,328
                                                                                                  -----------    -----------
              Net cash used in investing activities                                                  (167,946)      (753,047)
                                                                                                  -----------    -----------
Cash flows from financing activities
      Borrowing from factoring, net                                                                 1,340,462        577,994
      Bank overdraft                                                                                       --        (62,282)
      Proceeds from related party loan                                                                     --        240,000
      Payment on related party loan                                                                  (100,000)      (240,000)
                                                                                                  -----------    -----------
              Net cash provided by financing activities                                             1,240,462        515,712
                                                                                                  -----------    -----------
Increase in cash and cash equivalents                                                                  60,112        985,833
Cash and cash equivalents at beginning of period                                                      617,054        356,342
                                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                                        $   677,166    $ 1,342,175
                                                                                                  ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid for Interest                                                                      $   129,583    $   379,375
                                                                                                  ===========    ===========
      Cash paid for Taxes                                                                         $        --         50,000
                                                                                                  ===========    ===========

Non-Cash Financing Activities:
      Related party loan paid off with stock                                                      $   200,000    $        --
                                                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and Subsidiary (the "Company," or "The Singing Machine") are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings as well as other consumer electronic products. The products are sold directly to distributors and retail customers.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements for the nine months ended December 31, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the nine months ended December 31, 2005 are not necessarily indicative of operating results to be expected for the year.

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

As of December 31, 2005 and March 31, 2005, The Singing Machine had gross deferred tax assets of $11.3 million and $10.4 million, against which the Company recorded valuation allowances totaling $11.3 million and $10.4 million, respectively.

For the nine months ended December 31, 2005 and December 31, 2004, the Company recorded no tax provision. We received a tax refund of $1.1 million on August 24, 2004, which has been used to pay related party loans and the vendors. The Company has now exhausted its ability to carry back any further losses and therefore, will only be able to recognize tax benefits to the extent that it has future taxable income.

Hong Kong income taxes payable totaled $2.4 million at December 31, 2005 and March 31, 2005 and is included in the accompanying balance sheets as income taxes payable.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong Subsidiary is its local currency. The financial statements of the subsidiary are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash for the nine months ended December 31, 2005 and 2004 were also not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at December 31, 2005 and March 31, 2005 were $677,166 and $617,054, respectively. Cash balances at December 31, 2005 and March 31, 2005 include approximately $132,921and $379,000, respectively, held in foreign banks by the Hong Kong Subsidiary. These funds are not covered by depository insurance.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual returns and a provision for estimated future returns. The provision for estimated sales returns for the nine months ended December 31, 2005 and 2004 were $1.6 million and $1.5 million, respectively. The actual returns represent 4.4% and 2.5% of the net sales for the nine months ended December 31, 2005 and December 31, 2004, respectively.

STOCK BASED COMPENSATION

The Company accounts for warrants and stock options issued after July 1, 2005 under the guidelines of Financial Accounting Standards Board ("FASB") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123 (R)"). This Statement revises the original SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those options granted. The provisions of SFAS 123 (R) are effective for the Company's financial statements issued for the first interim period beginning after June 15, 2005.

The Company continues to account for stock options issued to employees prior to July 1, 2005 using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applied the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure an amendment of FASB Statement No. 123", which permits entities to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied to options granted.

Had compensation cost for the Company's stock-based compensation plan been determined using the fair value method for awards under that plan, consistent with SFAS No. 123 (R), "Accounting for Stock Based Compensation", the Company's net earnings (loss) would have been changed to the pro-forma amounts indicated below for the nine months and three months ended December 31, 2005 and December 31, 2004:

                                                            For nine months ended              For three months ended
                                                      --------------------------------       --------------------------------
                                                   December 31, 2005   December 31, 2004    December 31, 2005   December 31, 2004
                                                      -------------      -------------       -------------      -------------
Net income (loss), as reported                        $  (1,541,266)     $    (304,767)      $    (564,951)     $     493,044
Less: Total stock-based employee
compensation expense determined under
fair value based method

                                                      $    (423,945)     $    (480,838)      $    (127,333)     $    (164,269)
                                                      --------------------------------       --------------------------------

Net income (loss), pro forma                          $  (1,965,211)     $    (785,605)      $    (692,284)     $     328,775
                                                      ================================       ================================

Net income (loss), per share - basic    As reported   $       (0.15)     $       (0.03)      $       (0.06)     $        0.05
                                        Pro forma     $       (0.20)     $       (0.09)      $       (0.07)     $        0.04

Net income (loss), per share - diluted  As reported   $       (0.15)     $       (0.03)      $       (0.06)     $        0.05
                                        Pro forma     $       (0.20)     $       (0.09)      $       (0.07)     $        0.04


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

For financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 (R) using the following weighted-average assumptions:

o For the nine months ended December 31, 2005: expected dividend yield 0%, risk- free interest rate of 4%, volatility 191.97% and expected term of three years.

o For the nine months ended December 31, 2004: expected dividend yield 0%, risk-free interest rate of 4%, volatility 199.15% and expected term of five years.

o For the three months ended December 31, 2005: expected dividend yield 0%, risk-free interest rate of 4%, volatility 191.97% and expected term of three years.

o For the three months ended December 31, 2004: expected dividend yield 0%, risk- free interest rate of 4%, volatility 199.15% and expected term of five years.

ADVERTISING

Costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. The Company had entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund on mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Registrant's product) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the nine months ended December 31, 2005 and December 31, 2004 was $313,901 and $689,074 respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general & administrative expenses in the consolidated statements of operations. For the nine months ended December 31, 2005 and December 31, 2004, these amounts totaled $105,130 and $204,625, respectively.

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

For the nine months ended December 31, 2005 and December 31, 2004, 3,972,159 and 4,000,387 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

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

Subsequent to December 31, 2005, we plan to finance our operations as follows:

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

4) Cost reduction - The Company has reduced significant operating expenses in this fiscal year. The cost reduction initiatives are part of our intensive effort to achieve a successful turn around restructuring. The Company plans to continue its cost cutting efforts in its future operations.

5) Stock - The Company is actively seeking funds from private placements to finance operations.

6) Debts to equity conversion - The Company is currently working with the debenture holders to extend the payment term or to convert the debt into the equity.

There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

                                                 DECEMBER 31,        MARCH 31,
                                                   2005                2005
                                                 -----------        -----------

Finished Goods                                   $ 2,666,415        $ 4,717,455
Inventory in Transit                                      --             45,912
     Less: Inventory Reserve                      (1,051,695)        (1,668,430)
                                                 -----------        -----------

Total Inventories                                $ 1,614,720        $ 3,094,937
                                                 ===========        ===========

Inventory consigned to customers at December 31, 2005 and March 31, 2005 was $213,363 and $151,824, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company started to factor its accounts receivables through Crestmark Bank in Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor up to 70% of eligible receivables, with recourse. The total amount of the facility is $2.5 million at December 31, 2005. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at prime plus 2% (9.25% at December 31, 2005). The agreement contains a liquidating damage fee of $171,000 payable for early termination by the Company as of December 31, 2005.

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

As of December 31, 2005, the outstanding amount due to Crestmark bank for factoring was $1,306,090. The credit availability based on available accounts receivable was $262,705 as of December 31, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                       USEFUL      DECEMBER 31,   MARCH 31,
                                        LIFE         2005           2005

Computer and office equipment         5 years     $   477,815    $   507,953
Furniture and fixtures                5-7 years       402,073        351,510
Leasehold improvement                 *               154,125        103,776
Molds and tooling                     3 years       3,747,848      3,655,486
                                                  -----------    -----------
                                                    4,781,861      4,618,725

Less: Accumulated depreciation                     (4,094,639)    (3,579,882)
                                                  -----------    -----------
                                                  $   687,222    $ 1,038,843
                                                  ===========    ===========
* Shorter of remaining term of lease or useful life

NOTE 6 - RESTRICTED CASH

The Company, through the Hong Kong Subsidiary, maintains a letter of credit facility and short term loan with a major international bank. The Hong Kong Subsidiary was required to pledge as collateral under the facility $875,604 and $870,795 at December 31, 2005 and March 31, 2005, respectively. This amount is shown as restricted cash in the accompanying balance sheets. The restricted cash is not covered by deposit insurance.

NOTE 7 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Hong Kong Subsidiary with the following abilities:

      o     Overdraft protection facilities
      o     Issuance and negotiation of letters of credit
      o     Trust receipts
      o     A Company credit card

These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lenders and require that the Hong Kong Subsidiary maintain a minimum tangible net worth of approximately $2 million. The Hong Kong Subsidiary was in compliance with minimum tangible net worth as of December 31, 2005. The maximum available credit under the facilities was $1.5 million. As of January 23, 2006, the Hong Kong Subsidiary terminated its credit facility with HSBC, one of the international banks. A restricted cash deposit of $609,246 was released by the bank, which was used as collateral for this facility along with promissory note and cross corporate guarantee. As of December 31, 2005, the interest rate is approximately 6.6%. At December 31, 2005 and March 31, 2005, there were no outstanding bank overdrafts against the facilities; the letters of credit issued under these facilities were $0 and $676,076; the total availability under these facilities was $1.5 million and $823,924.

RELATED PARTY LOANS

On or about July 10, 2003, an officer, an individual, a director and a former director of our Company advanced $1 million to our Company pursuant to written loan agreements. The officer is Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as of October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans are subordinated to the factoring company and accrued interest at 9.5% per annum. These loans were originally scheduled to be repaid by October 31, 2003, but were extended past December 31, 2005. All interest was accrued, and the unpaid amount totaled approximately $2,375 at December 31, 2005. A portion of the loans and the accrued interest in the amount of $409,500 has been converted into 563,274 shares of common stock at $0.72 per share on January 5, 2005. In addition, another portion of the loans in the amount of $200,000 has been converted into 277,778 shares of common stock on May 18, 2005. On November 30, 2005, Maureen LaRoche was repaid $107,917 ($100,000 principal and $7,917 interest).

On June 27, 2005, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer who is the Chairman of the Board of Directors. The interest rate on the loan is 12% per annum and is due on November 30, 2005 or such later date as mutually agreed between the parties. On November 30, 2005, Andrew Shapiro was repaid $210,192 in full ($200,000 principal and $10,192 interest).

As of December 31, 2005, $300,000 of principal is outstanding for related party loans.

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

According to the Emerging Issue Task Force (EITF) Issue No. 00-27, if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The incremental intrinsic value that resulted from the price reset equals additional shares multiplied by the stock market price at the issuing date of the debentures, which would be recorded as discount of convertible debentures and amortized over the remaining life of the debentures. The new adjusted conversion price of stock is $1.41 [3.85- (3.85-0.60) X 75%] while the conversion price of the warrants is $1.46. The amount of $687,638 was recorded as additional discounts of the debentures and will be amortized for the remaining life of the debentures. As of December 31, 2005, the number of shares issuable upon conversion of the debentures is 2,831,858. Total amortization for the nine months ended December 31, 2005 is $1,348,384 and the unamortized discount is $267,263.

In connection with the Convertible Debentures, the Company paid financing fees as follows: 103,896 stock purchase warrants with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures.

The unamortized deferred fees are reported in other non-current assets in the accompanying balance sheets and total $38,566 as of December 31, 2005 and $243,264 as of March 31, 2005.

Due to a past due interest payment of $210,000, the Company is not in compliance with the convertible debenture agreement. The entire principal amount of $4 million plus interest is due immediately at the election of the debenture holders. Additionally, the Company is not in compliance with the debenture agreements because the Company is below the continued listing standards of the American Stock Exchange (the "Amex").

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

On January 6, 2006, the lawsuit filed in May 2005 by Sybersound Records, Inc. was dismissed with prejudice by the United States District Court for the Central District of California.

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, and Kowloon, Hong Kong. The leases expire at varying dates. Rent expense for the nine months ended December 31, 2005 and December 31, 2004 was $508,981 and $617,442.97, respectively.

In addition, the Company maintains various warehouse and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2005 are as follows:

                                         Property Lease        Equipment Lease
                                           ----------             ----------


2006                                       $  746,629             $    3,791
2007                                          661,675                  3,791
2008                                           79,544                  3,791
2009                                               --                  3,791
2010                                               --                    316
                                           ----------             ----------
                                           $1,487,848             $   15,480
                                           ==========             ==========

EMPLOYMENT AGREEMENTS

The Company has an employment contract with one key officer as of December 31, 2005. The agreement provides for base salaries, with annual cost of living adjustments and travel allowances and expires on March 31, 2006. In the event of a termination without cause or in the event of a change of control, as defined in the agreements, the employee would be entitled to a lump sum payment in the aggregate of $250,000.

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

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expired on December 31, 2004. The company has extended the agreement to December 31, 2005. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $450,000, which has been paid in full as of December 31, 2005. As of December 31, 2005, we are in the process of renewing our license agreement with Nickelodeon, Inc.

On December 20, 2005, we entered into a three-year license agreement with Hi-5 to produce and distribute karaoke software, including compact discs with graphics (CDGs) and karaoke music downloadable via the Internet, a variety of karaoke hardware products, and youth-oriented cassette players, CD and DVD players, and clock radios based on the popular "Hi-5" television show. The agreement contains an option to extend for an additional three years.

NOTE 11 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the nine months ended December 31, 2005 and 2004, the Company issued the following shares of stock:

December 31,                     Number of shares issued      Proceed to company

2005                                    290,689                    $    --
2004                                    450,000                    $    --

On November 1, 2005, the Company issued 12,911 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2005, valued at $9,167.

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

On September 23, 2004, the Company issued 400,000 shares to the plaintiffs in a class action lawsuit.

On May 11, 2004, the Company issued 50,000 shares of common stock to a former executive for consulting services rendered. The Company expensed the consulting costs in the three months ended December 31, 2003, the period which services were provided.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan ("Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of December 31, 2005, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of December 31, 2005, the Company has granted 1,229,560 options under the Year 2001 Plan, leaving 720,440 options available to be granted. As of December 31, 2005, the Company has 34,050 options issued and outstanding under its 1994 Plan.

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

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:

                         FOR THE NINE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                December 31,                December 31,

                            2005           2004           2005           2004
                        -----------    -----------    -----------    -----------

North America           $21,438,505    $27,386,433    $ 6,596,397    $ 9,306,588
Europe                    9,572,154      9,111,894      3,184,424      4,848,992
Others                      190,671        480,222         96,441        212,808
                        -----------    -----------    -----------    -----------
                        $31,201,330    $36,978,549    $ 9,877,262    $14,368,388
                        ===========    ===========    ===========    ===========

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

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months and nine months ended December 31, 2005 and 2004.

                                                  Three Months Ended   Three Months Ended  Nine Months Ended   Nine Months Ended
                                                  ------------------   ------------------  -----------------   -----------------
                                                      12/31/05               12/31/04           12/31/05           12/31/04
                                                      --------               --------           --------           --------
Net Sales                                              100.0%                100.0%               100.0%            100.0%

Cost of Goods Sold                                      73.9%                 65.7%                78.1%             73.1%

Gross Profit                                            26.1%                 34.3%                21.9%             26.9%

Operating Expenses
     Advertising                                         1.2%                  1.9%                 1.0%              1.9%
     Commissions                                         3.2%                  4.2%                 2.0%              2.6%
     Compensation                                        5.8%                  5.6%                 5.9%              5.8%
     Freight & Handling                                  3.3%                  3.4%                 2.0%              2.1%
     Selling, general and administrative expenses       12.1%                 12.1%                10.7%             11.6%
Total Operating Expenses                                25.6%                 27.2%                21.6%             24.0%

Income from Operations                                   0.5%                  7.1%                 0.4%              2.9%

Other Income (Expenses)
     Other income                                        0.2%                  0.9%                 0.3%              0.7%
     Interest expense                                   -1.8%                 -1.4%                -1.3%             -1.2%
     Interest expense - Amortization of discount
         on convertible debentures                      -4.6%                 -3.1%                -4.3%             -3.2%

Net Other Expenses                                      -6.2%                 -3.6%                -5.3%             -3.7%

Income (Loss) Before Income Taxes                       -5.7%                  3.5%                -4.9%             -0.8%

Income Taxes Expense                                     0.0%                  0.0%                 0.0%              0.0%

Net Income (Loss)                                       -5.7%                  3.5%                -4.9%             -0.8%

QUARTER ENDED DECEMBER 31, 2005 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2004

NET SALES

Net sales for the quarter ended December 31, 2005 decreased to $9,877,262 from $14,368,388, a decrease of $4,491,126 as compared to the same period ended December 31, 2004. This decrease can be attributed to the decrease in music sales as well as a decrease in our direct hardware sales from Hong Kong. The decrease of music sales resulted from the transition of our exclusive music distributor. As of February 10, 2006, we finalized the distribution agreement with WEA. As a result, we have received more music sales than anticipated in our 4th quarter that will be shipped prior to fiscal year ending March 31, 2006. For the quarter ended March 31, 2004, the music sales were $131,000. The decrease of hardware sales in the amount of $3.5 million resulted from our financial constraints.

GROSS PROFIT

Our gross profit for the quarter ended December 31, 2005 decreased to $2,580,461 from $4,923,185, a decrease of $2,342,724 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended December 31, 2005 decreased to 26.1% from 34.3% for the same period in 2004. The decrease of gross profit as a percentage of revenues was primarily due to:
      1) a decrease in music sales, which yields higher profit margins than our other products;
      2) an increase of manufacturing costs, which is a result of energy price increases as well as the labor cost increases in China.

OPERATING EXPENSES

For the three months ended December 31, 2005, total operating expenses decreased to $2,528,945 from $3,912,540 for the three months ended December 31, 2004, a decrease of $1,383,595. As a percentage of net revenues, our operating expenses decreased to 25.6% from 27.2% for the same period a year ago. Management has consistently reduced its operating expenses. This decrease of operating expenses is primarily due to the following factors:

1) Advertising expenses decreased to $122,355 from $267,280 for the same period a year ago due to a reduction of unnecessary advertising allowances;
2) Freight expenses decreased to $325,074 from $485,602 for the same period a year ago as a proportion to the decrease in revenues;
3) Selling, general and administrative expenses decreased to $1,195,974 from $1,747,059 for the same period a year ago primarily due to reduction in royalty fees, accounting fees, rent expense, temporary labor and others. In January 2006, we subleased 30,000 square feet of additional space of our California warehouse, which will reduce our monthly rental expense by $18,000.
4) The compensation expense decreased to $574,249 from $805,557 due to the corporate restructuring, which resulted in an elimination of several under performing positions while improving the overall efficiency of the Company.

Our management will continue to implement cost cutting efforts in order to further reduce operating expenses for the remaining period of the current fiscal year.

OTHER INCOME/EXPENSES

Our other net expenses increased to $616,467 from $517,601 for the same period a year ago. The increase is primarily due to the decrease of the other income for the three months ending December 31, 2005. For the three months ending December 31, 2004, the Company recorded a one time credit balance write off as other income in the amount of $124,830.

INCOME TAXES

For the three months ended December 31, 2005 and 2004, the Company did not record a tax provision because it expects sufficient future net losses to offset the income for these periods.

NET INCOME

The net income decreased to a net loss of $564,954 from net income of $493,044 for the same period a year ago. The decrease of profit was primarily due to the decrease of the revenues and the profit margins.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2004

NET SALES

Net sales decreased to $31,201,330 from $36,978,549 a decrease of $5,777,219 or 15.6% for the nine months ended December 31, 2005 as compared to the same period in prior year. The decrease in sales for the nine month period is the same as for the three months period above.

GROSS PROFIT

Gross profit decreased to $6,840,705 from $9,953,669 a decrease of $3,112,964 or 31.3% for the nine months ended December 31, 2005 as compared to the same period ended in prior year. The reason for the decrease is the same as those for three months ended December 31, 2005.

OPERATING EXPENSES

Total operating expenses decreased to $6,728,437 from $8,870,481 a decrease of $2,142,044 or 24.1% for the nine months ended December 31, 2005 as compared to the same period in prior year. As a percentage of the net revenues, the operating expenses decreased to 21.6% from 24%. The decrease in the operating expenses as percentage is primarily due to the reduction of expenses in all categories as following:

1) Advertising expenses decreased to $313,901 from $689,074 a year ago due to a reduction of unnecessary advertising allowances;
2) Salary expenses decreased to $1,846,035 from $2,141,337 a year ago due to the corporate restructuring.
3) Selling, general and administrative expenses decreased to $3,330,292 from $4,291,619 for the same period a year ago primarily due to reduction in professional fees, bad debt expense, warehouse rental, royalty fees and others.

OTHER INCOME/EXPENSES

Net other expenses increased to $1,653,530 from $1,387,955 an increase of $265,575 or 19.1% for the nine months ended December 31, 2005 as compared to the same period ended in prior year. The increase is primarily due to an increase of the amortization of the discount on convertible debentures. The increase of discounts on convertible debentures was a result of recalculating the fair value of the conversion feature after a conversion price reset.

INCOME TAXES

For the nine months ended December 31, 2005 and 2004, the Company did not record tax provisions since it incurred net losses.

NET LOSS

Net loss increased to $1,541,262 from $304,767 for the nine months ended December 31, 2005 compared to the same period in the prior year. The net loss increase was primarily due to a decrease of the revenues, a decrease of the profit margin and an increase of non-cash interest expenses related to the amortization of the discounts on convertible debentures. For the nine months ended December 31, 2005, the interest expense related to the discount on the convertible debentures was $1.3 million compared to $1.2 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, Singing Machine had cash on hand of $677,166 in addition to $875,604 of restricted cash, as compared to cash on hand of $617,054 and restricted cash of $870,795 as of March 31, 2005. We had a working capital deficit of $4,135,574 as of December 31, 2005. Two major items contributing to the working capital deficit are the $4 million convertible debentures and the $2.4 million accrued for Hong Kong income tax.

Net cash used by operating activities was $1,012,405 for the nine months ended December 31, 2005, as compared to $1,223,168 provided by operating activities the same period a year ago. The cash used in operating activities was primarily due to the increase of the accounts receivable, the settlement of customer credit on accounts and partially offset by increase of the accounts payable and decrease of the inventory.

Net cash used in investing activities for the nine months ended December 31, 2005 was $167,946, as compared to $753,047 for the same period ended a year ago. Cash used in investing activities primarily resulted from the purchase of tooling equipment and molds used in the production of new karaoke machines.

Net cash provided by financing activities was $1,240,462 for the nine months ended December 31, 2005, as compared to $515,712 for the same period ended a year ago. The net cash provided by financing activities was primarily due to an advance of $1,340,462 from our factoring bank.

The Company has a factoring agreement with Crestmark Bank, pursuant to which the Company may borrow 70% of eligible accounts receivable up to $2.5 million. The agreement stipulates that we are only allowed to factor sales originating from our warehouses in the United States. The factoring company determines the eligible receivables based on their own credit standard, and the accounts' aging. As of December 31, 2005, the credit availability under this agreement is $262,705.

Our Hong Kong subsidiary, International SMC, has a credit facility at Fortis Bank. The primary purpose of this facility is to provide International SMC with access to letters of credit so that it can purchase inventory for sale in the United States and international markets. International SMC also depends on the facility to negotiate letters of credit with its customers. The facility is secured by a corporate guarantee from the U.S. parent company and restricted cash on deposit with lenders. The maximum credit under the facilities was $500,000 as of December 31, 2005. The interest rate is approximately 6.85% per annum. As of December 31, 2005, the available credit under these facilities was $64,000.

As of December 31, 2005, our unrestricted cash on hand was $677,166. Our average monthly fixed operating costs are approximately $450,000, which includes employee compensation and selling, general & administration expenses. We expect that we will require approximately $1.35 million for working capital during the next three-month period.

During the three-month period between January and March 2006, we plan on financing our working capital needs by:

      o     Collecting our existing accounts receivable;
      o     Selling existing inventory;
      o     Borrowing from our factoring agreement;
      o     Borrowing from our credit facilities;
      o     Raising additional working capital.

The convertible debentures in the amount of $4 million are due on February 20, 2006. We will not be able to meet the payment requirement with our cash. Therefore, we are seeking to extend the payment due date, to convert the debts to equity or to raise new capital to settle the payment. If we fail to reach an agreement with the debenture holders, it may have a material adverse effect on our operation.

Our sources of cash for working capital in the long term, 12 months and beyond, are the same as our sources during the short term. We are actively seeking additional financing facilities and capital investments to maintain and grow our business. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue as a going concern.

Our commitments for debt and other contractual obligations as of December 31, 2005 are summarized as follows:

                                    -------------------------------------------------------------------------
                                       Total   Less than 1 year    1 - 3 years    3 - 5 years    Over 5 years
                                    -------------------------------------------------------------------------
Property Leases                      1,487,848      $  746,629     $  697,465      $   43,754      $ --
Equipment Leases                        15,478           3,791         11,372             316        --
Subordinated Debt - Related Party      300,000         300,000             --              --        --
Convertible Debentures               4,000,000       4,000,000             --              --        --
Interest payments                      212,375         212,375             --              --        --
                                    -------------------------------------------------------------------------

Total                               $6,015,701      $5,262,795     $  708,837      $   44,070      $ --
                                    =========================================================================

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate returns and maintain the appropriate level of inventory. As of February 10, 2006, we expect only two customers to return $400,000 of overstock inventory. We have proper return reserves to cover these potential returns.

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

CRITICAL ACCOUNTING POLICIES

For the three months ended December 31, 2005 there were no significant changes to our accounting polices from those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

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

(b) During the evaluation referred to in Item 4(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

As of February 10, 2005, our cash on hand is limited. We need approximately $1.35 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. As of December 31, 2005, our inventory was valued at $1.6 million. See "Liquidity" beginning on page 17. If these sources do not provide us with adequate financing, we may try to seek financing from a third party. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to continue as a going concern. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED INSOLVENT AND WE MAY GO OUT OF BUSINESS.

As of December 31, 2005, our cash position is limited and we had negative equity. We are not able to pay all of our creditors on a timely basis. We are not current on our accounts payable of $0.4 million to our factory in China and $210,000 interest payment to the debenture holders. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

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

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the nine months ended December 31, 2005 and year ended March 31, 2005 were approximately 60% and 40%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2006, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out a written agreement with a factory in China to produce most of our karaoke machines for fiscal 2006. We owe this factory approximately $0.4 million as of December 31, 2005 and have worked out a verbal payment plan with it. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE RELYING ON ONE DISTRIBUTOR TO DISTRIBUTE OUR MUSIC PRODUCTS, IF THE DISTRIBUTION AGREEMENT IS TERMINATED, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We are relying on Warner Elektra Atlantic Corporation (WEA) to distribute our music products in fiscal 2006, if the distribution agreement is terminated, our music revenues might decrease as well as our profitability.

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

Because of our reliance on manufacturers in China for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. We overestimated demand for our products in fiscal 2003 and 2004 and had $5.9 million in inventory as of March 31, 2004. Because of this excess inventory, we had liquidity problems in fiscal 2005 and our revenues, net income and cash flow were adversely affected.

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME.

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of December 31, 2005 we had $1.6 million in inventory on hand. As of March 31, 2005, our inventory was valued at $3.1 million, after a $1.3 million reserve had been taken. It is important that we sell this inventory during fiscal 2006, so we have sufficient cash flow for operations.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 86.7%, 87.2% and 85.6% of net sales in fiscal 2005, 2004 and 2003, respectively.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of February 10, 2006, we are aware of only three customers, FAO Schwarz, Musicland and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

                   RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

WE MAY BE UNABLE TO MEET THE REQUIREMENTS TO SATISFY THE $4 MILLION HELD IN DEBENTURES BY FEBRUARY 20, 2006. IF WE FAIL TO DO SO, THIS MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through December 31, 2005, our common stock has traded between a high of $.95 and a low of $0.22. During this period, we had liquidity problems and incurred a net loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of January 10, 2006, investors hold a short position in 238,000 shares of our common stock which represents 2.0% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR OBLIGATION TO MAKE SEVERANCE PAYMENTS COULD PREVENT OR DELAY TAKEOVERS.

Our employment agreement with Yi Ping Chan requires us, under certain conditions, to make substantial severance payments to him if he resigns after a change of control. As of February 10, 2006, Mr. Chan is entitled to severance payments of $250,000. These provisions could delay or impede a merger, tender offer or other transaction resulting in a change in control of the Singing Machine, even if such a transaction would have significant benefits to our shareholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. See "Employment Agreements" on page 13.

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

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of December 31, 2005, there were outstanding stock options to purchase an aggregate of 1,263,610 shares of common stock at exercise prices ranging from $.60 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $2.42 per share. As of December 31, 2005, there were outstanding immediately exercisable options to purchase an aggregate of 549,261 shares of our common stock. There were outstanding stock warrants to purchase 591,040 shares of common stock at exercise prices ranging from $1.41 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $1.91 per share. In addition, we have issued $4,000,000 of convertible debentures, which are convertible into an aggregate of 2,831,858 shares of common stock. To the extent that the aforementioned convertible securities are exercised or converted, dilution to our stockholders will occur.

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

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of February 10, 2006, there were 10,060,282 shares of our common stock outstanding. Of these shares, approximately 960,924 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1, of which this Prospectus is a part, was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of February 10, 2006, we had 10,060,282 shares of common stock issued and outstanding and an aggregate of 2,253,650 shares issuable under our outstanding options and warrants. We also have an obligation to issue up to 2,831,858 shares upon conversion of our debentures and have reserved 207,791 additional shares for interest payment on the debentures. As such, our Board of Directors has the power, without stockholder approval, to issue up to 4,458,108 shares of common stock.

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

                                   THE SINGING MACHINE COMPANY, INC.

Dated  February 14, 2006           By: /s/ YI PING CHAN
                                   --------------------------------------------
                                   Interim Chief Executive Officer and
                                   Chief Operating Officer (Principal Executive
                                   Officer)

Dated: February 14, 2006           By: /s/ DANNY ZHENG
                                   --------------------------------------------
                                   Chief Financial Officer (Principal Financial
                                   Officer)