Form 10-K
period 2006-03-31
SINGING MACHINE CO INC
filed 2006-07-14
CIK 923601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-24968

                        THE SINGING MACHINE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                            95-3795478
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

             6601 LYONS ROAD, BUILDING A-7, COCONUT CREEK, FL 33073
                    (Address of principal executive offices)

                                 (954) 596-1000
              (Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01
                              Par Value Per Share

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of June 30, 2006, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the American Stock Exchange of $0.32 was approximately $3,219,290 (based on 10,060,282 shares outstanding). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 30, 2006 was 10,060,282.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                                                          PAGE
                                                                          ----
                                 PART I
Item 1.  Business                                                           2
Item 1A. Risk Factors                                                       7
Item 1B. Unresolved Staff Comments                                         12
Item 2.  Properties                                                        12
Item 3.  Legal Proceedings                                                 13
Item 4.  Submission of Matters to a Vote of Security Holders               13

                                PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
           Matters and Issuer Purchases of Equity Securities               14
Item 6.  Selected Financial Data                                           15
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       15
Item 7A  Quantitative and Qualitative Disclosures About Market Risk        21
Item 8.  Financial Statements and Supplementary Data                       22
Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        22
Item 9A. Controls and Procedures                                           22
Item 9B. Other Information                                                 23

                                PART III

Item 10. Directors and Executive Officers of the Registrant                23
Item 11. Executive Compensation                                            25
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                 30
Item 13. Certain Relationships and Related Transactions                    31
Item 14. Principal Accounting Fees and Services                            31

                                PART IV

Item 15. Exhibits, Financial Statement Schedules                           32

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc. (the "Singing Machine" "we," "us" or "our") is engaged in the development, production, distribution, marketing and sale of consumer karaoke audio equipment, accessories, music and musical instrument. We contract for the manufacture of all electronic equipment products with factories located in China. We also produce and market karaoke music, including compact disks plus graphics ("CD+G's"), and audiocassette tapes containing music and lyrics of popular songs for use with karaoke recording equipment. All of our recordings include two versions of each song; one track offers music and vocals for practice and the other track is instrumental only for performance by the participant. Virtually all of the cassettes sold by us are accompanied by printed lyrics, and our karaoke CD+G's contain lyrics, which appear on the video screen. We contract for the reproduction of music recordings with independent studios.

We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. In May 1994, we merged into a wholly owned subsidiary incorporated in Delaware with the same name. As a result of that merger, the Delaware Corporation became the successor to the business and operations of the California Corporation and retained the name The Singing Machine Company, Inc. In July 1994, we formed a wholly owned subsidiary in Hong Kong, now known as International SMC (HK) Ltd. ("International SMC" or "Hong Kong subsidiary"), to coordinate our engineering, production, logistic and finance in China. In December 2005, we formed a wholly owned subsidiary SMC (Comercial Offshore De Macau) Limidata in Macau, China to process the orders that ship directly from the factories in China. In the future, the Hong Kong subsidiary will only handle the engineering and production in China.

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

As used herein, the "Singing Machine," "we," us" and similar terms include The Singing Machine Company, International SMC and SMC (Comercial Offshore Do Macau) Limidata, unless the context indicates otherwise.

PRODUCT LINES

We currently have a product line of 21 different models of karaoke machines plus 5 accessories such as microphones, incorporating such features as CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, video cassette recorders, and home theater systems. Our machines sell at retail prices ranging from $30 for basic units to $200 for semi-professional units. We currently offer our music in two formats - multiplex cassettes and CD+G's with retail prices ranging from $6.99 to $19.99. We currently have a song library of over 2500 recordings, which we license from publishers. Our library of master recordings covers the entire range of musical tastes including popular hits, golden oldies, country, rock and roll, Christian, Latin music and rap. We even have backing tracks for opera and certain foreign language recordings.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores, and warehouse clubs. Our karaoke machines and karaoke music are currently sold in such stores as Best Buy, Walmart, Costco, J.C. Penney, Kohl's, Radio Shack, and Sam's Club.

In fiscal 2006, approximately 70 % of revenues were to the customers within the US and 30% of revenues were international sales. Our sales within the US are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2006, 2005, and 2004, respectively, were approximately 55%, 40% and 54%, respectively. In fiscal 2006, top three major customers accounted for 13%, 12% and 11% of our net revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the American Toy Fair each February in New York and the Hong Kong Electronics Show each October in Hong Kong.

Our licensing agreements with MTV Networks, Inc. and Nickelodeon, both a division of Viacom International, Inc and Universal Music Entertainment, Inc. have also helped us to expand our product name. Our new licensing agreement with Bratz and Hi-5 will help us to promote our new product lines to the youth electronics market.

The Singing Machine brand is one of the most recognized karaoke brands in the United States and the Europe. While we continue to focus on our core karaoke business, we are expanding our business into other product category. Our strong product procurement team in Hong Kong and our experienced sales and service team in the North America enable us to compete not only in karaoke market but also in other markets, such as musical instruments, licensed toy products and other consumer electronics products.

RETURNS

Returns of electronic hardware and music products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 7.4% and 9.4% of our net sales in fiscal 2006 and 2005, respectively.

DISTRIBUTORSHIP AGREEMENTS

In September 2005, we signed a one-year exclusive distribution agreement with Warner Elektra Atlantic (WEA) Company to distribute our karaoke music products in the United States. Our karaoke music products are placed at major mass merchants, specialty stores and music stores through WEA distribution network. WEA has an option to renew the distribution agreement for another year. The music products are shipped to WEA warehouse at a consignment basis.

In March 2003, we signed an international distributorship agreement with Top-Toy (Hong Kong) Ltd. Top Toy is the exclusive distributor of Singing Machine(R) karaoke machines and music products in Denmark, Norway, Sweden, Iceland and Faeroe Islands. The agreement is for three years, from April 1, 2003 through March 31, 2006. The agreement contains an automatic renewal provision whereby if either party does not give notice at least 3 months before March 31, 2006. The agreement was terminated on March 31, 2006. We also have verbal agreements with six other independent distributors who sell our products throughout Europe

LICENSE AGREEMENTS

In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000, which has been paid in full as of March 31, 2005. The Universal Music Entertainment license expired on March 31, 2006 and did not contain any automatic renewal provisions. However, the agreement was extended to December 31, 2006 without any additional minimum guarantee payments.

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expired on December 31, 2004. The company has extended the agreement to December 31, 2005. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $450,000, which has been paid in full as of March 31, 2005. The agreement was extended to December 31, 2006.

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

On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA's BRATZ(TM) franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, Europe and Australia. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards and an electronic drum.

                               TOTAL LICENSE SALES
                            FOR THE FISCAL YEAR ENDED
                                    March 31,

                       2006   2005   2004
                       ----   ----   ----

MTV                     2.1%  17.6%  11.8%
Nickelodeon             0.0%   0.5%   5.5%
Other Licenses          0.9%   2.5%   3.9%
                        ---   ----   ----
Total Licenses Sales    3.0%  20.6%  21.2%
                        ===   ====   ====

In the future, we might use our own brand or other brands.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in Florida and California (domestic sales), and shipments directly through our Hong Kong subsidiary and manufacturers in China of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout the United States from inventories maintained at our warehouse facilities. In the fiscal year ended March 31, 2006, approximately 33% of our sales were sales from our domestic warehouses ("Domestic Sales") and 67% were sales shipped directly from China ("Direct Sales").

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

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, who assemble our karaoke machines. During fiscal 2007, we anticipate that 75% of our karaoke products will be produced by one of these factories, which has agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2007. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted while alternative sources of supply are located. See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2007" on page 17. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by the Company. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

We have obtained copyright licenses from music publishers for all of the songs in our music library. We contract with outside studios on a work-for hire basis to produce recordings of these songs. After the songs have been recorded, we author the CD+G's in our in house studio. In some cases, we also use outside firm to author the CD+G's. We use outside companies to mass-produce the CD+G's and audiocassettes, once the masters have been completed.

While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition. Similarly, we use a small number of studios to record our music (including our in house production). We do not anticipate that the loss of any single studio would have a material long-term adverse effect on our business, operations or financial condition. To ensure that our high standards of product quality and factories meet our shipping schedules, we utilize Hong Kong based employees of International SMC as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2006, 2005 and 2004, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are Memorex and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Pocket Songs, UAV, Sybersound and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.

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

TRADEMARKS AND PATENTS

We have obtained registered trademarks for The Singing Machine name and the logo in the United States and in the European Community. We have also filed trademark applications in Australia and Hong Kong. In fiscal 2003, we filed intent to use an application for the "Karaoke Vision" mark in the United States. We also filed various trademarks for our products.

In the past few years, we have also obtain two U.S. patents for Karaoke machines.

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

The majority of the songs in our song library are subject to written copyright license agreements, oftentimes referred to as synchronization licenses. Our written licensing agreements for music provide for royalties to be paid on each song. The actual rate of royalty is negotiable, but typically ranges from $0.09 to $0.15 per song on each CD that is sold. Similarly, the terms of the licenses vary, but typically are for terms of 2 to 5 years. Our written licenses typically provide for quarterly royalty payments, although some publishers require reporting on a semi-annual basis.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2006, we had inventory of 1.7million (net of reserves totaling $1.1 million) compared to inventory of $3.1 million as of March 31, 2005 (net of reserves totaling $1.7 million).

Our financing of seasonal working capital during fiscal 2006 was from selling of the inventory carried over from prior year, factoring the accounts receivables. We financed the purchase of new inventory with our short-term lines of credit in Hong Kong and through factory financing in China.

During fiscal 2007, we plan on financing our inventory purchases by using credit that has been extended to us by the factories in China, by using our short term lines of credit in Hong Kong and with letters of credit that are issued by our customers to be used as collateral for payment to our vendors.

BACKLOG

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for the Company. We believe that backlog orders at any given time may not accurately indicate future sales. We believe that we will be able to fill all of these orders in fiscal year 2007. However, these orders can be cancelled or modified at any time prior to delivery. This backlog does not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks. We normally have to keep the minimum inventory in our domestic warehouses for this type of sales.

EMPLOYEES

As of June 30, 2006, we employed 30 persons, all of whom are full-time employees, including two executive officers. Fifteen of our employees are located at International SMC's corporate offices in Hong Kong. The remaining fifteen employees are based in the United States, including two executive positions, two engaged in warehousing and technical support, and eleven in accounting, marketing, sales and administrative functions.

ITEM 1A. RISK FACTORS

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

As of June 30, 2006, our cash on hand is limited. We need approximately $1.1 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. As of March 31, 2006, our inventory was valued at $1.7 million. See "Liquidity" beginning on page 19. If these sources do not provide us with adequate financing, we may try to seek financing from lenders and investors. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to continue as a going concern. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED INSOLVENT AND WE MAY GO OUT OF BUSINESS.

As of March 31, 2006, our cash position is limited and we had negative equity. We are not able to pay all of our creditors on a timely basis. We are not current on our accounts payable of $0.4 million to our factory in China. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AS OF MARCH 31, 2006.

We received a report dated May 26, 2006 from our independent certified public accountants covering the consolidated financial statements for our fiscal year ended March 31, 2006 that included an explanatory paragraph which stated that the financial statements were prepared assuming that the Singing Machine would continue as a going concern. This report stated that our operating performance in fiscal 2006 and our minimal liquidity raised substantial doubt about our ability to continue as a going concern. If we are not able to raise additional capital, we may need to curtail or stop our business operations. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the year ended March 31, 2006 and year ended March 31, 2005 were approximately 56% and 40%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2006, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out a written agreement with factories in China to produce most of our karaoke machines for fiscal 2007. We owe one factory approximately $0.4 million as of March 31, 2006 and have worked out a verbal payment plan with it. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

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

In fiscal 2006 and 2005, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $2.4 million, or 7.4% of our net sales in fiscal 2006. Some of the returns resulted from customer's overstock of the products. Although we were not contractually obligated to accept this return of the products, we accepted the return of the products because we valued our relationship with our customers. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In fiscal year ended March 31, 2006, our sales to customers in the United States decreased because of increased price competition. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $0.2 million during fiscal 2006 and $0.6 million during fiscal 2005. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2006 we had $1.6 million in inventory on hand. It is important that we sell this inventory during fiscal 2007, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT A COMPETITIVE MARKET.

Over the past year, our gross profit margins have generally decreased due to the competition except for fiscal 2005 when we had developed several new models, which were in demand and yielded higher profit margins. We expect that our gross profit margin might decrease under downward pressure in fiscal 2007.

OUR LICENSING AGREEMENT WITH MTV NETWORKS IS IMPORTANT TO OUR BUSINESS AND IF WE WERE TO LOSE OUR MTV LICENSE IT WOULD AFFECT OUR REVENUES AND PROFITABILITY.

Our license with MTV Networks is important to our business. We generated 2.1% and 17.6% of our consolidated net sales from products sold under the MTV license in fiscal 2006 and 2005, respectively. Our MTV license was terminated on December 31, 2004, with an extension to sell certain existing inventory by September 30, 2005. We expect the MTV branded products will be phased out and replaced with SMC brand products going forward.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 87.5%, 86.7% and 87.2% of net sales in fiscal 2006, 2005 and 2004, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products is Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2006, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2007. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's and video cassettes.

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

We are using six factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing approximately 98% of our karaoke products in fiscal 2007. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES.

Over the past several years, Singing Machine (like its competitors) has received notices from certain music publishers alleging that the full range of necessary rights in their copyrighted works has not been properly licensed in order to sell those works as part of products known as "compact discs with graphics" ("CDG"s). CDG's are compact discs which contain the musical recordings of karaoke songs and graphics which contain the lyrics of the songs. Singing Machine has negotiated licenses with the complaining parties, or is in the process of settling such claims, with each one of the complaining copyright owners. As with any alleged copyright violations, unlicensed users may be subject to damages under the U.S. Copyright Act. Such damages and claims could have a negative effect on Singing Machine's ability to sell its music products to its customers if left unchecked or unresolved, the reason Singing Machine pursues licenses so diligently.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 30, 2006, we are aware of only three customers, FAO Schwarz, Musicland and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST.

During fiscal 2006, approximately 33% of our sales were domestic warehouse sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we could not get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

                   RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through March 31, 2006, our common stock has traded between a high of $.95 and a low of $0.22. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of June 12, 2006, investors hold a short position in 283,000 shares of our common stock which represents 4.0% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

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

In order to maintain its Amex listing, the Company submitted a plan by August 18, 2005 advising the Amex of actions it will take, which may allow it to regain compliance within a maximum of 18 months and 12 months from July 18, 2005, respectively.

The Exchange has completed its review of The Singing Machine's plan of compliance and supporting documentation and has determined that, in accordance with Section 1009 of the Company Guide, the Plan makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards within a maximum of 18 months and 12 months from July 18, 2005, respectively.

The Company must regain compliance with the $4,000,000 minimum shareholders' equity requirement by January 18, 2007. Failure to regain compliance within these time frames likely will result in the Exchange Staff initiating delisting proceedings pursuant to Section 1009 of the Company Guide. Further, if our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sales of our common stock or securities.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2006, there were outstanding stock options to purchase an aggregate of 1,300,110 shares of common stock at exercise prices ranging from $.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $2.42 per share. As of March 31, 2006, there were outstanding immediately exercisable options to purchase an aggregate of 392,161 shares of our common stock. There were outstanding stock warrants to purchase 5,591,040 shares of common stock at exercise prices ranging from $1.41 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.85 per share..

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 30, 2006, there were 10,060,282 shares of our common stock outstanding. Of these shares, approximately 960,924 shares are eligible for sale under Rule 144. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of June 30, 2006, we had 10,060,282 shares of common stock issued and outstanding and an aggregate of 6,891150 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 83,048,568 shares of common stock.

According to the Security Purchase Agreement dated on February 21, 2006, the Company is required to issue 12,875,536 shares of common stock to Koncepts International at $0.233 per shares for $3 million investment. The agreement is currently under review by American Stock Exchange (AMEX). The shares are expected to be issued on July 31, 2006 once approval from AMEX has been received.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Coconut Creek, Florida in a 7,000 square feet office and warehouse facility. The lease expires on April 30, 2007. The annual rental expense is $87,000.

We have one warehouse facility in Compton California. The Compton warehouse facility has 79,000 square feet and the lease expires on February 23, 2008. We have subleased approximately 40,000 square feet. The annual rental expense is $525,000 and our sublease income is approximately $240,000 per year.

We have leased 3,579 square feet of office space in Hong Kong from which we oversee China based manufacturing operations. The lease expires April 30, 2008. The annual rental expense is $107,370.

We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

LEGAL MATTERS

SYBERSOUND RECORDS, INC., D/B/A PARTY TYME KARAOKE V. UAV CORPORATION, D/B/A KARAOKE BAY AND D/B/A STERLING ENTERTAINMENT; MADACY ENTERTAINMENT GROUP, LTD.; AUDIO STREAM, INC. D/B/A KEYNOTE KARAOKE; TOP TUNES, INC.; SINGING MACHINE COMPANY; COMPASS PRODUCTIONS, INC.; BCI ECLIPSE LLC; AND DOES 1 THROUGH 50 INCLUSIVE. (SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF LOS ANGELES, WEST DISTRICT, CASE NO. SC 085498)

On May 12, 2005, Sybersound Records, Inc., a U.S. karaoke product distributor, filed a suit in Los Angeles Superior Court against virtually every one of its competitors (including Singing Machine), seeking actual and punitive damages arising from alleged unfair business practices, unfair competition, and wrongful interference with business relationships. The defendants in the case (including Singing Machine), all of whom cooperated in vigorously defending themselves from what they considered to be baseless charges, filed various motions in the case seeking dismissal on Constitutional and other grounds. Sybersound thereafter moved to dismiss the state court action, a motion which the court granted, and filed a new action against many of the same defendants, including The Singing Machine Company, Inc., in federal court on August 11, 2005 (described below).

SYBERSOUND RECORDS, INC. V. UAV CORPORATION; MADACY ENTERTAINMENT L.P., AUDIO STREAM, INC., TOP TUNES, INC., SINGING MACHINE, INC., BCI ECLIPSE COMPANY, LLC, AMOS ALTER, DAVID ALTER, EDWARD GOETZ, DENNIS NORDEN, FRANK ROBERTSON, DOUGLAS VOGT AND RICHARD VOGT (UNITED STATES DISTRICT COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, CV05-5861 JFW); (UNITED STATES COURT OF APPEALS FOR THE NINTH CIRCUIT (USCA DOCKET NO. 06-55221)

The new federal court action filed on August 11, 2005 alleged violation the Copyright Act and the Lanham Act by the defendants, and claims for unfair competition under California law. Sybersound was joined in the complaint by several publisher owners of musical compositions who alleged copyright infringement against all the defendants except The Singing Machine Company, Inc. On November 7, 2005, the district court ordered the publisher plaintiffs' copyright claims severed from the case. The Singing Machine Company, Inc. is not a party to the severed cases.

In September, 2005, the defendants, including The Singing Machine Company, Inc., filed multiple motions to dismiss the original complaint. In October, Sybersound filed a motion for summary judgment, as well. On January 6, 2006, the court granted the motions of the defendants and denied the plaintiff's motion, dismissing the case against the defendants, including The Singing Machine Company, Inc., with prejudice. Plaintiff Sybersound thereafter appealed the decision to the Ninth Circuit Court of Appeals. The case is currently under review by the appellate court.

Despite the confidence of The Singing Machine Company, Inc. that the ruling in its favor at the district court level will be affirmed on appeal, it is not possible to predict such outcomes with any degree of certainty.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of stockholders on Tuesday, January 17, 2006 at 9:30 a.m. at Company's executive offices. There were present in person or by proxy 8,864,270 shares of Common Stock, of a total of 10,060,282 shares of Common Stock entitled to vote. At the Annual Meeting, our stockholders voted in favor of the following proposals:

1. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

     Nominee       Number of Shares
----------------   ----------------
Bernard Appel          8,778,680
Josef Bauer            8,771,700
Yi Ping Chan           8,227,980
Marc Goldberg          8,778,680
Stewart Merkin         8,778,680
Harvey Judkowitz       8,778,680

2. 8,132,948 shares were voted in favor of amending the Company's Certificate of Incorporation to increase the number of authorized shares common stock, par value $0.01 per share, from 18,900,000 to 100,000,000 shares.

3. 8,780,542 shares were voted in favor of the appointment of Berkovits, Lago, & Company LLP as the Company's independent auditors for the fiscal year ending March 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the American Stock Exchange under the symbol "SMD." Set forth below is the range of high and low information for our common stock as traded on the American Stock Exchange during fiscal 2006 and fiscal 2005. This information regarding trading on AMEX represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.

                FISCAL PERIOD                    HIGH    LOW
---------------------------------------------   -----   -----
2006:
First quarter (April 1 - June 30, 2005)         $0.80   $0.55
Second quarter (July 1 - September 30, 2005)     0.67    0.39
Third quarter (October 1 - December 31, 2005)    0.50    0.22
Fourth quarter (January 1 - March 31, 2006)      0.47    0.23

2005:
First quarter (April 1 - June 30, 2004)         $1.30   $ .36
Second quarter (July 1 - September 30, 2004)      .72     .30
Third quarter (October 1 - December 31, 2004)    1.15     .51
Fourth quarter (January 1 - March 31, 2005)      1.05     .61

As of June 30, 2006, there were approximately 317 record holders of our outstanding common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

COMMON STOCK

We have never declared or paid cash dividends on our common stock and our Board of Directors intends to continue its policy for the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

During the fiscal year ended March 31, 2006 and 2005, the Company issued 290,689 and 1,017,275 shares of its common stock.

On November 1, 2005, the Company issued 12,911 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2005, valued at $9,167.

On May 1, 2005, the Company has authorized the issuance of 277,778 shares of common stock for the conversion of a $200,000 related party loan.

On February 21, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with koncepts International Limited (the "Purchaser") pursuant to which we agreed to sell and issue 12,875,536 shares of common stock, $.01 par value per share (the "Common Shares"), and 3 common stock purchase warrants (the "Warrants") to purchase an aggregate of 5,000,000 shares of our common stock for an aggregate purchase price of $3,000,000, or a per share purchase price of $.233. Subject to additional closing conditions as specified in the Purchase Agreement, the closing of the offering is subject to our successful restructuring of our $4,000,000 principal amount subordinated debenture which came due on February 20, 2006, as well as the approval of the American Stock Exchange and the shareholders of Starlight International Holdings Ltd., parent company of the Purchaser, as per the requirements of Hong Kong Stock Exchange. The parties intend to complete this offering within the next 60 days, assuming all closing conditions are met.

We issued Warrants to purchase (i) 2,500,000 shares of our common stock at an exercise price of $.233 per share for one year from the date of issuance, (ii) 1,250,000 shares of our common stock at an exercise price of $.28 per share for three years from the date of issuance, and (iii) 1,250,000 shares of our common stock at an exercise price of $.35 per share for four years from the date of issuance. The Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. Under the terms of the Warrants, in no event shall the Purchaser become the beneficial owner of more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such issuance.

*All of the above issuances and sales were deemed to be exempt under Rule 506 of Regulation D and Section (2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Singing Machine or executive officers of the Singing Machine, and transfer was restricted by the Singing Machine in accordance with the requirement of the Securities Act of 1933. In addition to representations by the above-reference persons, we have made independent determinations that 11 of the above-referenced person were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2006, 2005 and 2004 and the balance sheet data at March 31, 2006 and 2005 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended March 31, 2003 and 2002 and the balance sheet data at March 31, 2004, 2003 and 2002 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

                                          2006          2005            2004           2003          2002*
                                     ------------   ------------   -------------   ------------   -----------
Statement of Operations:
Net Sales                            $ 32,305,560   $ 38,209,825   $  70,541,128   $ 95,613,766   $62,475,753
Earnings(loss) before income taxes    ($1,905,250)   ($3,591,975)   ($21,924,919)  $  1,416,584   $ 8,184,559
Income tax expense                   $          0   $          0        $758,505   $    198,772   $ 1,895,494
Net earnings (loss)                   ($1,905,250)   ($3,591,975)   ($22,683,424)  $  1,217,813   $ 6,289,065
Balance Sheet:
Working capital                       ($4,274,100)   ($3,378,528)    ($1,382,939)  $ 15,281,023   $14,577,935
Current ratio                                0.48%            65%             90%           172%          382%
Property, plant and equipment, net   $    513,615   $  1,038,843   $     983,980   $  1,096,424   $   574,657
Total assets                         $  4,524,267   $  7,668,808   $  15,417,395   $ 38,935,294   $21,403,196
Shareholders' equity                  ($3,661,798)   ($1,985,023)  $     216,814   $ 17,685,364   $16,225,433
Per Share Data:
Earnings (loss) per common
share - basic                              ($0.19)        ($0.39)         ($2.65)  $       0.15   $      0.88
Earnings (loss) per common
share - diluted                            ($0.19)        ($0.39)         ($2.65)  $       0.14   $      0.79
Cash dividends paid                             0              0               0              0             0

* Restated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends March 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

OVERVIEW

Our primary objectives for fiscal 2006 were:

      o     restructure the $4 million convertible debts;

      o     raise additional capital;

      o     stabilize our revenues;

      o     continue to drive down the operating costs;

      o     expand our business into other product categories.

We believe that we have achieved our primary goal in almost every category. Our revenues has been stabilized, the decrease of sales was moderate compared to the decrease of sales in fiscal 2005 and fiscal 2004. Our gross profit margin only decreased by 2% in fiscal 2006 compared to prior year in light of increase of factory labor cost and the raw material. Our fixed operating expenses (compensation and selling, general and administrative expense) in fiscal 2006 decreased to $7.1 million from $7.3 million, a decrease of $0.2 million or 3% compared to prior year. The decrease of fixed operating expenses was primarily due to the continuing cost cutting efforts. We have successfully restructured the $4 million debenture and recorded one time gain of $2.2 million as other income. As a result, our net loss decreased by $1.7 million to $1.9 million in fiscal 2006 from $3.6 million in fiscal 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                        2006    2005    2004
                                       -----   -----   -----

Total Revenues                         100.0%  100.0%  100.0%
Cost of Sales                           78.1%   75.8%   97.4%
Operating expenses                      28.6%   28.5%   31.2%
Operating (loss) income                 -6.7%   -4.2%  -28.6%
Other (expenses), income, net           0.10%   -5.2%   -2.5%
(Loss) Income before taxes              -5.9%   -9.4%  -31.1%
Provision (benefit) for income taxes     0.0%    0.0%    1.1%
(Loss) Income                           -5.9%   -9.4%  -32.2%

FISCAL YEAR ENDED MARCH 31, 2006 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2005

                                    NET SALES

One of our primary goals in fiscal 2006 was to stabilize the revenues. Net sales for the fiscal year ended March 31, 2006 was approximately $32.3 million, a decrease of approximately $5.9 million from approximately $38.2 million for fiscal 2005 compared to a decrease of approximately $32.3 million from fiscal 2004 to fiscal 2005. The decrease in net sales was a result of both decreases in unit volume as well as pricing. The decrease in sales is primarily attributed to:

      o     Customers concerned of our financial liquidity;

      o Most of the overstock inventory from prior years has been sold at a very lower price in fiscal 2004 and fiscal 2005, which generated the higher revenues. There were only approximately $2 million of old inventory carried over to fiscal 2006;

      o Increase of price competition in the United States and international market.

In fiscal year 2006, 67% of our sales were direct sales, which represent sales made by International SMC, and 33% were domestic sales, which represents sales made from our warehouse in the United States.

The sales decrease occurred in all segments of our business. Our total hardware sales decreased to approximately $30.9 million, in fiscal 2006 compared to total hardware sales of approximately $35.9 million in fiscal 2005.

Music sales decreased to approximately $1.4 million, or 5% of net sales, in fiscal 2006, compared to approximately $2.3 million, or 6% of net sales, in fiscal 2005. The decrease in music sales was a result of increased competition in this category.

                                  GROSS PROFIT

Gross profit for fiscal 2006 was approximately $7.1 million or 21.9% of total revenues compared to approximately $9.3 million or 24.2%of sales for fiscal 2005. The decrease in gross margin, compared to the prior year, was primarily due to increased price competition and the increase of factory labor and raw material cost. The decrease of music sales also had negative effect on the gross margin since music sales yield higher profit margin than our other products.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

                               OPERATING EXPENSES

Operating expenses for the fiscal year ended March 31, 2006 decreased from approximately $10.9 million to approximately $9.2 million, a decrease of approximately $1.7 million or 15.1% compared to the same period last year. The decrease in operating expenses consists of a $1.4 million decrease in variable expenses (Advertising, Commission, Freight and Royalty expenses) and a $0.3 decrease in fixed expenses (compensation and general and administration expenses). The variable expenses were decreased proportionally as revenues decreased. The fixed expense decrease of approximately $0.3 million was primarily due to reductions in warehouse expenses and compensation expenses, which were partially off set by an increase of bad debts expense.

                          DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $688,951 for fiscal 2006 compared to $709,291 for fiscal 2005. This decrease in depreciation and amortization expenses can be attributed to the fact that we produced fewer models with higher volume per model, which increased the economies of scale for our product lines.

                           NET OTHER INCOME (EXPENSES)

Net other income was $254,172 in fiscal 2006 compared to net other expenses of $1,971,740 in fiscal 2005. Net other expenses decrease was because we recognized approximately $2.2 million one time gain from restructuring of approximately $4 million convertible debts and decrease of interest expense of $62,199.

                               INCOME BEFORE TAXES

We had a net loss before taxes of $1,905,250 in fiscal 2006 compared to a net loss before taxes of $3,591,975 in fiscal 2005. The decreased net loss was primarily due to approximately $2.2 million gain from debts restructuring.

                               INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2006 and 2005, we had gross deferred tax assets of approximately $6.4 million and approximately $10.4 million, against which we recorded valuation allowances totaling approximately $6.4 million and approximately $10.4, respectively.

For the fiscal year ended March 31, 2006, we did not record income tax expenses. This occurred because the company had taxable losses for both US operations and Hong Kong operations.

Our subsidiary has applied for an exemption of income tax in Hong Kong. Although no decision has been reached by the governing body, the parent company has decided to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2006 and fiscal 2005 due to the subsidiary's taxable loss. Hong Kong income taxes payable totaled approximately $2.4 million at March 31, 2006 and 2005 and is included in the accompanying balance sheets as income taxes payable.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

                               NET LOSS/NET INCOME

As a result of the foregoing, we had a net loss of approximately $1.9 million in fiscal 2006 compared to a net loss of approximately $3.6 million in fiscal 2005. Our decrease in net loss is primarily attributable to $2.2 million one time gain from the restructuring of the $4 million convertible debentures.


FISCAL YEAR ENDED MARCH 31, 2005 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2004

                                    NET SALES

Net sales for the fiscal year ended March 31, 2005 decreased to approximately $38.2 million compared to revenues of approximately $70.5 million in the fiscal year ended March 31, 2004. The decrease in net sales was a result of both decreases in unit volume as well as pricing. The decrease in sales is primarily attributed to:

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

The sales decrease occurred in all segments of our business. Our total hardware sales decreased to approximately $35.9 million, in fiscal 2005 compared to total hardware sales of approximately $67.7 million in fiscal 2004.

Music sales decreased to approximately $2.3 million, or 6% of net sales, in fiscal 2005, compared to approximately $2.8 million, or 4% of net sales, in fiscal 2004. The decrease in music sales was a result of increased competition in this category.

                                  GROSS PROFIT

Gross profit for fiscal 2005 was approximately $9.3 million or 24.2% of total revenues compared to approximately $1.8 million or 2.6% of sales for fiscal 2004. The increase in gross margin, compared to the prior year, was primarily due to the development of new products and better sales planning. We developed seven new models in fiscal 2005, which made up approximately $19.0 million in sales or 54% of the hardware sales in fiscal 2005. Our new products have differentiated us from our competitors and yield a higher profit margin.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

                               OPERATING EXPENSES

Operating expenses for the fiscal year ended March 31, 2005 decreased from approximately $22.0 million to approximately $10.9 million, a decrease of approximately $11.1 million or 50.5% compared to the same period last year. The decrease in operating expenses consists of a decrease in variable expenses and fixed expenses. The variable expenses (Advertising, Commission, Freight and Royalty expenses) were decreased proportionally as revenues decreased. The fixed expense decrease of $7.6 million was primarily due to the following factors:

      o Decreases in compensation expenses in the amount of approximately $2.2 million due to business downsizing and staff cuts.

      o Decreases in professional fees and legal expenses of approximately $2.1 million due to the completion of a class action lawsuit and management's assumption of additional responsibilities, which were previously performed by outside professionals.

      o Decreased rent expense of approximately $870,000 due to the early termination of one of our warehouses in California and the sublease of the existing warehouse space.

      o Decreases in defective product repair fees of approximately $796,000 due to our testing line in our California warehouse. We have sent fewer real defective products to the factory for repair in fiscal 2005.

      o Decreased product licensing royalty of approximately $1.0 million due to the termination of several licensing agreements. Our dependency on other brands has decreased in the past.

                          DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $709,290 for fiscal 2005 compared to $750,359 for fiscal 2004. This decrease in depreciation and amortization expenses can be attributed to the fact that we produced fewer models with higher volume per model, which increased the economies of scale for our product lines.

                               NET OTHER EXPENSES

Net other expenses were $1,971,740 in fiscal 2005 compared to $1,729,620 in fiscal 2004. Net other expenses increased because our interest expense increased to approximately $2.1 million in fiscal 2005 compared to approximately $1.7 million in fiscal 2004. Our interest expense increased because we recorded approximately $1.6 million for the amortization of the discount on our convertible debentures. The increase in interest expense was partially offset by other income. We expect interest expense to maintain the same level for fiscal 2006.

                               INCOME BEFORE TAXES

We had a net loss before taxes of $3,591,975 in fiscal 2005 compared to a net loss before taxes of $21,924,919 in fiscal 2004. The decreased net loss was the result of increased profit margins and decreased expenses in every category.

                               INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2005 and 2004, we had gross deferred tax assets of approximately $10.4 million and $8.2 million, against which we recorded valuation allowances totaling approximately $10.4 million and $8.2, respectively.

For the fiscal year ended March 31, 2005, we did not record income tax expenses. This occurred because the company had taxable losses for both US operations and Hong Kong operations.

Our subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has decided to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2005 and fiscal 2004 due to the subsidiary's taxable loss. Hong Kong income taxes payable totaled approximately $2.4 million at March 31, 2005 and 2004 and is included in the accompanying balance sheets as income taxes payable.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2006, we had cash on hand of approximately $0.4 million in addition to approximately $0.3 million of restricted cash compared to cash on hand of approximately $0.6 million and restricted cash of approximately $0.9 million on March 31, 2005. The decrease of cash on hand was primarily due to net loss of the operation.

Cash used by operating activities were approximately $0.4 million for the twelve months ended March 31, 2006. This was primarily due to a net operation loss of approximately $1.9 million and settlement of the customer credit balance of approximately $0.6 million, which was offset by decrease of approximately $2.1 million of old inventory.

Cash provided by investing activities for the twelve months ended March 31, 2006 was approximately $0.4 million. Cash provided by investing activities was from the release of the restricted cash of $0.6 million from a bank in Hong Kong offset by the purchase of tooling and molds in the amount of $0.2 million.

Cash used in financing activities were approximately $0.2 million for the fiscal year ended March 31, 2006, which was due to the payment of insider loan and the increase of cash reserve in the factoring bank.

As of March 31, 2006, our working capital was approximately ($4.3) million. Our current liabilities of approximately $8.1 million include:

      o Amount due to one factory of approximately $0.4 million - we have worked out the payment plan with the factory to pay off the balance by the end of this year.

      o Customer credit on account of approximately $0.6 million - the amount might be offset by the products or refund.

      o Loan payable - $2 million bridge loan from Starlight to pay off the $4 million convertible debentures. The loan will be converted into equity upon closing of Starlight $3 investment.

      o Subordinate debt of approximately $0.3 million - $50,000 will be paid upon closing of Starlight investment, the remaining balance will be extended for 3 years.

      o Hong Kong income tax payable of approximately $2.5 million (see Income Tax Expense on Page 17 for details) - We do not expect the complete tax payment to come due in the short term. Our tax exemption application is still pending with the Hong Kong tax authority. Even if the outcome is unfavorable, the Company still has the right to appeal, which could take more than a year to settle.

      o Current liabilities resulted from normal course of the business of approximately $1.7 million.

As of June 30, 2006, our loan balance with Crestmark Bank was $0. The Company can borrow up to the lesser of the $2.5 million or 70% of the eligible accounts receivable. Per the agreement we are only allowed to factor the sales originating from the warehouses in the United States. The factor company determines the eligible receivables based on their own credit standard, and the accounts' aging. As of June 30, 2006, there approximately $150,000 availability under the Crestmark facility.

As of June 30, 2006, our cash on hand is limited. Our average monthly operating expenses are approximately $400,000 and we need approximately $1.2 million to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in Compton, California and other operating costs.

As of March 31, 2006, our commitments for debt and other contractual arrangements are summarized as follows:

                                       Total     Less than 1 year   1 - 3 years   3 - 5 years   Over 5 years
                                    ----------   ----------------   -----------   -----------   ------------
Property Leases                     $1,301,788       $733,302         $568,486      $      0         $0
Equipment Leases                        14,533          3,791           10,742             0          0
Subordinated Debt - Related Party      300,000         50,000                0       250,000          0
Interest payments                       18,705         18,705                0             0          0
                                    ----------       --------         --------      --------        ---
Total                               $1,635,026       $805,798         $579,228      $250,000         $0
                                    ==========       ========         ========      ========        ===

Each of the contractual agreements (except the equipment leases) provides that all amounts due under that agreement can be accelerated if we default under the terms of the agreement.

           WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Equity investment - The shareholders of Starlight International have approved a $3 million investment. The Company has received $1 million from Starlight in June, 2006 in addition to $2 million received in March, which was used to settle the $4 million convertible debentures.

2) Related Party Loan - We might be able to raise additional short term loan from our new equity holder, who is also one of our suppliers.

3) Vendor financing - Our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, which accounted more than 60% of the total revenues.

4) Factoring of accounts receivable - The Company would factor its accounts receivable for sales originated in the United States.

5) Cost reduction - The Company has reduced significant operating expenses in this fiscal year. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to continue its cost cutting efforts in fiscal 2007.

6) Bank facility - The Company is actively seeking additional banking facilities to finance its domestic purchase.

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

During fiscal 2007, we will strive to reduce additional operating costs. In order to reduce the need to maintain inventory in our warehouse in California and Florida, we intend to generate a larger share of our total sales through sales directly from International SMC. The goods are shipped directly to our customers from ports in China and are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. These sales in which the customer purchases the goods for delivery at a specific destination are referred to as "Direct" sales. We will also help our customers forecast and manage their inventories of our product. We are also planning to finance a significant amount of our sales with customer issued letters of credit, using credit facility with banks in Hong Kong and Macau, and relying on financing from two of our factories in China including our new majority equity owner - Starlight International.

In the event that we do not sell sufficient products in our second and third quarters, we have considered other sources of financing, such as trying to secure an additional credit facility, private offerings and/or a venture capital investment. We expect that the profit margin for sales of our karaoke products will continue to be under price pressure, because of the competitors in the marketplace. During fiscal 2007, we plan on introducing products other than karaoke to fulfill our sales seasonality gap.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 88%, 86.7% and 87.2% of net sales in fiscal 2006, 2005 and 2004.

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

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for potential income taxes in the jurisdictions have been made.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2006, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or March 31, 2006, we exposure to market risk resulting from changes in interest rates is immaterial.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE OF ACCOUNTANTS

On October 15, 2004, Grant Thornton LLP (the "Former Accountant") resigned as the auditors for The Singing Machine Company, Inc. (the "Company"). On October 15, 2004, the Company engaged Berkovits, Lago & Company, LLP (the "New Accountant"), as its independent certified public accountant. The Company's decision to engage the New Accountant was approved by its Audit Committee on October 15, 2004.

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

The reports of the Former Accountant on the financial statements of the Company prior to their resignation, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Accountant's opinions on the reports expressed substantial doubt with respect to the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K, except for:

Management and the Former Accountant, advised to our Audit Committee that during the course of the audits conducted by the former auditor for fiscal 2005, they noted deficiencies in internal controls relating to:

o weakness in our financial reporting process as a result of a lack of adequate staffing in the accounting department, and

o    accounting for consigned inventory and inventory costing.

The Former Accountant has advised the Audit Committee that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. The Company has strengthen its internal controls in those areas as of March 31, 2006.

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


ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2006.

Name                Age   Position
-----------------   ---   ------------------------------------------------------
Yi Ping Chan         42   Interim CEO, Chief Operating Officer, Director,
                          Secretary
Danny Zheng          36   Chief Financial Officer
Josef A. Bauer       67   Chairman
Harvey Judkowitz     61   Director
Bernard Appel        74   Director
Marc D. Goldberg     61   Director
Stewart A. Merkin    63   Director

Yi Ping Chan has served as our Chief Operating Officer from May 2, 2003 and as our Interim Chief Executive Officer since October 17, 2003. Prior to this appointment, Chan was a consultant to Singing Machine. Mr. Chan was a founder and general partner of MaxValue Capital Ltd., a Hong Kong-based management consulting and investment firm, and co-founder and director of E Technologies Ltd., Hong Kong, which specialized in health care technology transfer from April 1996 to June 2002. Prior to that, he was Chief Strategist and Interim CFO from January 2000 to June 2002 of a Hong Kong-based IT and business process consulting firm with operations in Hong Kong, China and the US. He also held a senior management position with a Hong Kong-based venture capital and technology holding company with operations in Hong Kong, China and the US. He also worked as a business development analyst for Allied Signal Inc. (now part of Honeywell Corp.) doing joint venture and acquisitions in Japan and China. He also worked as an engineer for International Business Machine Corp. in the USA. Mr. Chan earned an MBA in 1994 and a MSEE in 1990 from Columbia University and a BSEE with Magna Cum Laude in 1987 from Polytechnic University, New York.

Danny Zheng has been part of the Singing Machine management team since April 2004 and has served as financial controller and principal accounting officer. Danny is a certified public accountant licensed by the state of Delaware. He has more than 10 years of hands-on controllership experience. He held controller and VP finance positions with various private and public companies. Previously, he was also employed by a New York regional CPA firm as tax consultant for 4 years. Danny was also served as general manager from 1999 to 2002 for PC Ware International Miami branch, a Taiwan based computer manufacturer. He was responsible for its distribution, marketing and finance operation in six countries throughout Latin America. He also served as director of operation for PC Micro, a joint venture computer manufacturer in Manaus, Brazil from 1999 to 2002. Danny earned a B.S. degree in accounting from Nankai University in China.

Josef A. Bauer has served as a director from October 15, 1999. Mr. Bauer previously served as a director of the Singing Machine from February 1990 until September 1991 and from February 1995 until July 1997, when we began our Chapter 11 proceeding. Mr. Bauer presently serves as the Chief Executive Officer of the following three companies: Banisa Corporation, a privately owned investment company, since 1975; Trianon, a jewelry manufacturing and retail sales company since 1978 and Seamon Schepps, also a jewelry manufacturing and retail sales company since 1999.

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

Harvey Judkowitz has served as a director since March 29, 2004 and is the Chairman of our Audit Committee. He is licensed as a Certified Public Accountant in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He has served as the Chairman and CEO of UniPro Financial Services, a diversified financial services company until company was sold in September, 2005. He presently is the Chairman of AHM Financial Services Inc., a start up management company.

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

As of June 30, 2006, the audit committee consists of Messrs. Judkowitz (Chairman), Appel and Merkin. The Board has designated Mr. Judkowitz as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. The Board has determined that Messrs. Judkowitz, Merkin and Appel are "independent directors" within the meaning of the listing standards of the American Stock Exchange. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

As of June 30, 2006, the executive compensation/stock option committee consists of Messrs. Goldberg (Chairman), Judkowitz and Bauer. The executive compensation/stock option committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan.

As of June 30, 2006, the nominating committee consists of Messrs. Appel (Chairman), Bauer, Merkin and Chan. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

Nomination of Directors

As provided in its charter and our company's corporate governance principles, the Nominating Committee is responsible for identifying individuals qualified to become directors. The Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (1) the Nominating Committee members, (2) our other directors, (3) our stockholders, (4) our Chief Executive Officer or Chairman, and (5) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the entirety of each candidate's credentials.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

      o     high personal and professional ethics and integrity;

      o     the ability to exercise sound judgment;

      o     the ability to make independent analytical inquiries;

      o a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and

      o     the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

      o whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

      o whether the person's nomination and election would enable the Board to have a member that qualifies as an "audit committee financial expert" as such term is defined by the Securities and Exchange Commission (the "SEC") in Item 401 of Regulation S-K;

      o whether the person would qualify as an "independent" director under the listing standards of the American Stock Exchange;

      o the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and

      o the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

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

DIRECTOR'S COMPENSATION

During fiscal 2006, our compensation package for our non-employee directors consisted of grants of stock options, cash payment and reimbursement of costs and expenses associated with attending our Board meetings. Our five non-employee directors during fiscal 2006 were Messrs. Bauer, Appel, Judkowitz, Goldberg and Merkin.

During fiscal 2006, we have implemented the following compensation policy for our directors.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2006, its officers, directors and 10% shareholders complied with all Section 16(a) filing.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the fiscal years ended March 31, 2006, 2005 and 2004 with regard to (i) Yi Ping Chan, our Interim Chief Executive Officer and Chief Operating Officer, from October 17, 2003 through the present date, and each of our other executive officers whose compensation exceeded $100,000 on an annual basis (the "Named Officers"):

                                                                Summary Compensation Table
                                       ----------------------------------------------------------------------------
                                           Annual Compensation                   Long Term Compensation
                                       ---------------------------   ----------------------------------------------
                                                                                       Securities
                                                                                       Underlying
Name of Individual and Principal                                       Other Annual     Options /      All Other
Position                               Year    Salary       Bonus    Compensation(1)      SAR's     Compensation(2)
------------------------------------   ----   --------     -------   ---------------   ----------   ---------------
Yi Ping Chan                           2006   $250,000                    $6,000           80,000       $14,560
  Interim CEO & COO                    2005   $246,038          --        $6,000               --       $ 4,560
                                       2004    247,470(5)       --        $6,000           52,800       $12,180

Edward Steele                          2006   $203,548                    $5,417           50,000       $ 5,060
  Former Chief Executive Officer (3)   2005   $249,038          --        $6,500               --       $ 6,000
                                       2004   $372,809(5)       --        $6,000           10,000       $17,949

Danny Zheng                            2006   $127,297     $12,000        $6,000          100,000            --
  Chief Financial Officer (4)          2005   $ 84,884          --             0           12,000       $ 3,420

(1) The amounts disclosed in this column for fiscal 2006, 2005 and 2004 include automobile expense allowances.

(2) Includes matching contributions under our 401(k) savings plan, medical insurance pursuant to the executive's employment agreement and other expenses described herein.

(3) Mr. Steele served as our Chief Executive Officer from September 1991 through July 23, 2003. He serves as our Senior Advisor and Director of Product Development since then. Mr. Steele resigned on July 18, 2005. His fiscal 2006 salary includes $125,000 severance payment.

(4) Mr. Danny Zheng joined our company on April 19, 2004 as financial controller and became our Chief Financial Officer on April 5, 2005.

(5) Effective as of August 1, 2003, Mr. Chan and Mr. Steele agreed to take 15% of their annual compensation in the form of stock for a nine month period until March 31, 2004 (except Mr. Steele's agreement was for an 8 month period until February 28, 2004 when his employment agreement expired). During their respective time periods, Mr. Chan and Mr. Steele received compensation in the amount of $20,125 and $63,136 in shares of the Singing Machine's common stock. The average trading that was used to calculate the number of shares that would be issued to each officer was $3.85 per share.

OPTION GRANTS IN FISCAL 2006

The following table sets forth information concerning all options granted to our officers and directors during the year ended March 31, 2006. No stock appreciation rights ("SAR's") were granted.

                      SHARES     TOTAL OPTIONS                                    POTENTIAL REALIZABLE VALUE AT
                    UNDERLYING     GRANTED TO     EXERCISE                     ASSUMED ANNUAL RATES OF STOCK PRICE
                     OPTIONS      EMPLOYEES IN   PRICE PER                         APPRECIATION FOR OPTION
                   GRANTED (1)    FISCAL YEAR      SHARE     EXPIRATION DATE                   TERM
                   -----------   -------------   ---------   ---------------   -----------------------------------
                                                                                         5% (2)   10% (2)
Bernard Appel         20,000            2%          0.32           03/30/16              10,425    16,600
Danny Zheng           70,000            8%          0.52           05/08/15              59,292    94,412
Danny Zheng           30,000            4%          0.34           01/19/11              16,615    26,456
Eddie Steele          50,000            6%          0.60      Cancelled (3)              48,867    77,812
Harvey Judkowitz      20,000            2%          0.32           03/30/16              10,425    16,600
Jay Bauer             20,000            2%          0.32           03/30/11              10,425    16,600
Marc Goldberg         20,000            2%          0.32           03/30/16              10,425    16,600
Stewart Merkin        20,000            2%          0.32           03/30/16              10,425    16,600
Yi Ping Chan          80,000           10%          0.60           05/08/15              78,187   124,500

(1) All of these options were granted under a Year 2001 Stock Option Plan. The Options granted to Mr. Judkowitz, Mr. Bauer, Mr. Goldberg, Mr. Merkin and Mr. Appel vest in one year, on March 31, 2006 according to director compensation policy. The Options granted to Mr. Chan and Mr. Zheng vested in three years.

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

(3) Mr. Steele received a grant of 50,000 options on May 9, 2005. These options will expire on October 18, 2005 ninety days after Mr. Steele resigned from our company.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2006 AND OPTION
VALUES

The following table sets forth information as to the exercise of stock options during the fiscal year ended March 31, 2006 by our officers listed in our Summary Compensation Table and the fiscal year-end value of unexercised options.

                                                          NUMBER OF          VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS AT
                                                      AT FISCAL YEAR END      FISCAL YEAR END (2)
                     SHARES ACQUIRED      VALUE          EXERCISABLE/            EXERCISABLE/
NAME OF INDIVIDUAL    UPON EXERCISE    REALIZED(1)      UNEXERCISABLE           UNEXERCISABLE
------------------   ---------------   -----------   -------------------   -----------------------
Yi Ping Chan                --              --          35,200/97,600                0/0
Danny Zheng                 --              --          4,800/107,200                0/0

EMPLOYMENT AGREEMENTS

There is no employment contract with executive officers of the Company as of July 14, 2006.

SEPARATION AND CONSULTING AGREEMENTS

Edward Steele resigned as Senior Advisor and Director of Product Development on July 18, 2005. In connection with his resignation, we entered into a separation and release agreement with Mr. Steele. Under this agreement, we agreed to provide Mr. Steele with a severance payment equal to $134,194, which consisted of (i) auto allowance in the amount of $3,250, (ii) a COBRA reimbursement payment equal to $3,060, (iii) payment for accrued vacation time equal to $2,884 and (v) severance payments in the amount of $125,000. In exchange, Mr. Steele agreed to release the Singing Machine from any liability in connection with the termination of his employment.

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

EQUITY COMPENSATION PLANS AND 401(K) PLAN

We have two stock option plans: our 1994 Amended and Restated Stock Option Plan ("1994 Plan") and our Year 2001 Stock Option Plan ("Year 2001 Plan"). Both the 1994 Plan and the Year 2001 Plan provide for the granting of incentive stock options and non-qualified stock options to our employees, officers, directors and consultants As of March 31, 2006, we had 20,550 options issued and outstanding under our 1994 Plan and 1,279,560 options are issued and outstanding under our Year 2001 Plan.

The following table gives information about equity awards under our 1994 Plan and the Year 2001 Plan.

                                                                       WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                                            NUMBER OF SECURITIES      EXERCISE PRICE OF   REMAINING AVAILABLE FOR EQUITY
                                             TO BE ISSUED UPON           OUTSTANDING            COMPENSATION PLANS
                                          EXERCISE OF OUTSTANDINGS    OPTIONS, WARRANTS      (EXCLUDING SECURITIES IN
            PLAN CATEGORY               OPTION, WARRANTS AND RIGHTS       AND RIGHTS                COLUMN (A))
-------------------------------------   ---------------------------   -----------------   ------------------------------
Equity Compensation Plans approved by            1,300,110                  $3.52                     992,940
  Security Holders

Equity Compensation Plans Not                            0                      0                           0
  approved by Security Holders

YEAR 1994 PLAN

Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and it was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million share of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2006, we have 20,550 options issued and outstanding under the 1994 Plan and all of these options are fully vested as of March 31, 2006.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company's common stock and a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2006, we have granted 1,279,560 options under the Year 2001 Plan, 371,611 of which are fully vested.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We made a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2006, 2005 and 2004 totaled approximately $39,572, $30,025 and $55,402, respectively.

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

BASE SALARIES

During fiscal 2006, we had an employment agreement with one executive officer. The base salary of each of our executive officers was determined based on comparison to executives with similar responsibilities at other public companies: The persons that served as executive officers during fiscal 2006 are listed below.

Eddie Steele, who served as our Chief Executive Officer from September 1991 through August 3, 2004 and as our Director of Product Development from August 3, 2004 through July 18, 2005.

Yi Ping Chan, who has served as our Chief Operating Officer since May 2, 2003 and Interim Chief Executive Officer since October 17, 2003 through the present date.

Danny Zheng who has served as our Financial Controller from April 19, 2004 to April 3, 2005 and served as our Chief Financial Officer from April 4, 2005 through the present date.

INCENTIVE CASH BONUSES

Generally, we award cash bonuses to our management employees and other employees, based on their personal performance in the past year and overall performance of our company. During fiscal 2006, we awarded a $12,000 bonus to Mr. Zheng, our Chief Financial Officer.

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

During fiscal 2006, we granted an aggregate of 330,000 options to our senior executive officers. All options grants in fiscal 2006 were made under our Year 2001 Stock Option Plan. See "Executive Compensation -Option Grants in Last Fiscal Year" on pages 26 for information about the number of options granted to each individual. Each of the option grants was at a price that was equal to the closing price of our common stock on the date of grant.

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

COMPENSATION OF CHIEF EXECUTIVE OFFICER

Effective as of October 17, 2003, Yi Ping Chan became our Interim Chief Executive Officer. Mr. Chan's salary is $250,000 per year, as set forth in his employment agreement. In July 2003, Mr. Chan agreed to accept 15% of his salary during the nine-month period between July 1, 2003 through March 31, 2004 in the form of stock rather than cash. We also agreed to grant Mr. Chan options to purchase 150,000 shares of our common stock, at an exercise price of $5.60 per share, of which 50,000 options vest each year and to reimburse him for moving expenses of up to $40,000. Mr. Chan has voluntarily cancelled the 150,000 options on May 10, 2006.

We did not grant any cash bonuses to Mr. Chan in fiscal 2006.

We awarded stock options to Mr. Chan in December 2003. We awarded Mr. Chan options to purchase 52,800 shares of our common stock at an exercise price of $1.97 per share. We awarded 80,000 stock options to Mr. Chan at exercise price of $0.60 on May 9, 2005. These options were granted under our Year 2001 Stock Option Plan and were granted at a price that was equal to closing price of our common stock on the date of grant. Mr. Chan's options vest at a rate of one-third per year over a period of three years.

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

                                         2001     2002     2003    2004    2005     2006
                                        ------   ------   ------   -----   -----   ------
The Singing Machine Company             100.00   333.13   146.67   24.38   15.83     6.67
Dow Jones Consumer Electronics  Index   100.00    82.80    52.86   83.23   50.10   121.44
AMEX Market Index                       100.00    99.18    94.72   84.13   67.24    64.83

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 30, 2006, certain information concerning beneficial ownership of our common stock by:

      o     all directors of the Singing Machine,

      o     all executive officers of the Singing Machine.

      o     persons known to own more than 5% of our common stock;

We had 10,060,282 shares of our common stock issued and outstanding.

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

                                                  Shares of   Percent of
                                                    Common      Common
                                                  Stock (1)    Stock (2)
                                                  ---------   ----------
Yi Ping Chan                                        104,924       1.04%
Interim CEO snd Chief Operating
Danny Zheng                                          30,533           *
Chief Financial Officer
Joseph Bauer                                      1,369,230      13.60%
Chairman
Bernard Appel                                        40,000           *
Director
Harvey Judkowitz                                     40,000           *
Director
Marc Goldberg                                        20,000           *
Director
Stewart Merkin                                       20,000           *
Director
Target Capital                                      755,600       7.51%
All Directors and Executive Officers as a Group   1,624,687      15.32%

*     Less than 1%.

(1) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company's Common Stock issued under the 1994 and 2001 Stock Option Plans , which will be vested and exercisable within 60 days of June 30, 2006: 61,867 options held by Yi Ping Chan; 30,533 options held by Danny Zheng; 79,827 options held by Joseph Bauer; 40,000 options held by Bernard Appel; 40,000 options held by Harvey Judkowitz; 20,000 options held by Marc Goldberg and 20,000 options held by Stewart Merkin.

(2) Includes 126,913 shares held individually by Mr. Bauer, 323,216 held by Mr. Bauer's wife, 224,374 held jointly by Mr. Bauer and his wife, 369,400 shares held by Mr. Bauer's pension account, 245,500 shares held in Mr. Bauer's Family LTD Partnership and 79,827 issuable upon the exercise of stock options that can be exercisable within 60 days of June 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or about July 10, 2003, an officer and two directors of our Company advanced $1 million to our Company pursuant to written loan agreements. The officer is Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as of October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans are subordinated to the factoring company and accrued interest at 9.5% per annum. These loans were originally scheduled to be repaid by October 31, 2003, but were extended past March 31, 2006. All interest was accrued, and the unpaid amount totaled approximately $9,500. A portion of the loans and the accrued interest in the amount of $409,500 has been converted into 563,274 shares of common stock at $0.72 per share on January 5, 2005. In addition, another portion of the loans in the amount of $200,000 has been converted into 277,778 shares of common stock on May 18, 2005. On November 30, 2005, Maureen LaRoche was repaid $107,917 ($100,000 principle and $7,917 interest). The balance of related party loan as of March 31, 2006 was $300,000. According Starlight Security Purchase Agreement dated on February 21, 2006, the company might use $50,000 from $3 million investment to retire part of the loans. The remainder of the loan will be extended for 3 years at an interest rate of 5.5%.

On June 27, 2005, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer. The interest rate on the loan is 12% per annum and is due on November 30, 2005 or such later date as mutually agreed between the parties.

On June 2, 2006, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer. The interest rate on the loan is 8% per annum and is due on June 20, 2006 or such later date as mutually agreed between the parties. The loan was repaid on June 30, 2006 with interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by Berkovits, Lago & Co, LLP and Grant Thornton, LLP for professional services rendered for the fiscal years ended March 31, 2006 and 2005:

Fee Category     Fiscal 2006   Fiscal 2005
                 -----------   -----------
Audit Fees          $155,193     $289,790
Tax Fees            $      0     $ 33,543
All Other Fees      $  1,500     $ 12,938
                    --------     --------
Total Fees          $156,693     $336,271
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

All Other Fees - Consists of fees for products and services other than the services reported above. In fiscal 2005, these services included general business meetings between auditors, and executives and directors of The Singing Machine.

Out of the total fiscal 2006 and fiscal 2005 audit and other fees, $151,943 and $86,219 were billed by Berkovits, Lago and Co., LLP, respectively.

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

10.5 Form of Subordination Agreement executed by institutional Investors. (Incorporated by reference to Exhibit 10.18 of the Singing Machine's Amendment No. 1 to its registration statement on Form S-1 filed with SEC on April, 2004)

10.6 Employment Agreement dated February 27, 2004 between the Singing Machine and Eddie Steele. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.7 Employment Agreement dated May 2, 2003 between the Singing Machine and Yi Ping Chan. (incorporated by reference to Exhibit 10.20 of the Singing Machine's Annual Report on Form 10-KSB/A filed with the SEC on July 23, 2003, File No. 000-24968).

10.8 Separation and Release Agreement effective as of May 2, 2003 between the Singing Machine and John Klecha (incorporated by reference to Exhibit 10.1 of the Singing Machine's Annual Report on Form 8-K filed with the SEC on July 17, 2003, File No. 000-24968).

10.9 Separation and Release Agreement effective as of April 9, 2004 between the Singing Machine and April Green. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.10 Separation and Release Agreement dated December 16,2003 between the Singing Machine and Jack Dromgold. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.11 Separation and Release Agreement effective as of April 12, 2004 between the Singing Machine and John Dahl. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.12 Industrial Lease dated March 1, 2002, by and between AMP Properties, L.P. and the Singing Machine for warehouse space in Compton, California (incorporated by reference to Exhibit 10.20 of the Singing Machine's Annual Report on Form 10-KSB/A filed with the SEC on July 23, 2002, File No. 000-24968).

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

10.28 Distribution Agreement dated April 1, 2003 between the Singing Machine and Arbiter Group, PLC. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.29 Loan Agreements dated August 13, 2003 in the aggregate amount of $1 million between the Company and each of Josef Bauer, Howard Moore & Helen Moore Living Trust, Maureen G. LaRoche and Yi Ping Chan.(incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.30 Letter dated March 4, 2003 from Jay Bauer to the Singing Machine regarding a $400,000 loan. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.31 Securities Purchase Agreement dated February 21, 2006, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.32 Registration Rights Agreement dated February 21, 2006, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.33 One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.34 Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.35 Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.36 Bridge Loan Agreement dated March 8, 2006, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on March 14,
2006)

10.37 Collateral Security Agreement dated March 8, 2006, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on March 14, 2006)

10.38 Bridge Note of The Singing Machine Company, Inc. dated March 8, 2006. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on March 14, 2006)

10.39 Settlement Agreement and Release dated as of March 5, 2006 by and among The Singing Machine Company, Inc. and the holders of the Company's $4,000,000 principal amount 8% Convertible Debentures. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on March 14,
2006)

10.40 Settlement Agreement dated April 27, 2006, by and between The Singing Machine Company, Inc. and Abacus Advisors Group LLC. (incorporated by reference to the Singing Machine's Current Report on Form 8-K filed with the SEC on May 3,
2006)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

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

                        THE SINGING MACHINE COMPANY, INC.


Dated: July 14, 2006                    By: /s/ YI PING CHAN
                                        ----------------------------------------
                                        Interim Chief Executive Officer
                                        (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

         SIGNATURE                         CAPACITY                    DATE
--------------------------   ----------------------------------   --------------


/s/ YI PING CHAN             Chief Executive Officer               July 14, 2006
--------------------------   (Principal Executive Officer)
Yi Ping Chan


/s/ Danny Zheng              Chief Financial Officer (Principal    July 14, 2006
--------------------------   Financial and Accounting Officer)
Danny Zheng


/s/ JOSEF A. BAUER           Director                              July 14, 2006
--------------------------
Josef A. Bauer


/s/ BERNARD APPEL            Director                              July 14, 2006
--------------------------
Bernard Appel


/s/ HARVEY JUDKOWITZ         Director                              July 14, 2006
--------------------------
Harvey Judkowitz


/s/ MARC GOLDBERG            Director                              July 14, 2006
--------------------------
Marc Goldberg


/s/ STEWART MERKIN           Director                              July 14, 2006
--------------------------
Stewart Merkin

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms                     37
Consolidated Balance Sheets                                                   39
Consolidated Statements of Operations                                         40
Consolidated Statements of Stockholders' Equity (Deficit)                     41
Consolidated Statements of Cash Flows                                         42
Notes to Consolidated Financial Statements                                    43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Singing Machine Company, Inc.

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and it's Subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for the years ended March 31, 2006 and 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's inability to obtain outside long term financing and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
May 26, 2006

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Singing Machine Company, Inc.

We have audited the accompanying consolidated statements of operations and cash flows of The Singing Machine Company, Inc. and subsidiary (the "Company") for the year ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows of The Singing Machine Company, Inc. and subsidiary for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31       March 31
                                                                       2006           2005
                                                                   ------------   ------------
                                     Assets
Current Assets
  Cash and cash equivalents                                        $    423,548   $    617,054
  Restricted cash                                                       268,405        870,795
  Accounts receivable, less allowances of $103,615 and $117,806,
    respectively                                                      1,169,271      1,150,842
  Due from factor                                                       134,281         34,372
  Inventories                                                         1,688,058      3,094,937
  Prepaid expenses and other current assets                             228,402        507,304
                                                                   ------------   ------------
      Total Current Assets                                            3,911,965      6,275,304
Property and Equipment, at cost less accumulated depreciation
   of $4,268,833 and $3,579,882, respectively                           513,615      1,038,843
Other Non-Current Assets                                                 98,687        354,661
                                                                   ------------   ------------
      Total Assets                                                 $  4,524,267   $  7,668,808
                                                                   ============   ============

                      Liabilities and Shareholders' Deficit
Current Liabilities
  Accounts payable                                                 $  1,563,810   $  1,466,571
  Accrued expenses                                                      648,182        693,776
  Customer credits on account                                         1,034,215      1,659,324
  Deferred gross profit on estimated returns                            186,282        396,231
  Convertible debentures, net of unamortized discount of
    $1,615,647 in 2005, retired in 2006                                      --      2,384,353
  Loan payable                                                        2,000,000             --
  Subordinated debt-related parties                                     300,000        600,000
  Income tax payable                                                  2,453,576      2,453,576
                                                                   ------------   ------------
      Total Current Liabilities                                       8,186,065      9,653,831
                                                                   ------------   ------------

Shareholders'  Deficit
  Preferred stock, $1.00 par value; 1,000,000 shares authorized,
    no shares issued and outstanding                                         --             --
  Common stock, Class A, $.01 par value;  100,000 shares
    authorized; no shares issued and outstanding                             --             --
  Common stock, $0.01 par value;  100,000,000 shares authorized;
    10,060,282 and 9,769,593 shares issued and outstanding              100,603         97,696
  Additional paid-in capital                                         11,658,031     11,432,463
  Accumulated deficit                                               (15,420,432)   (13,515,182)
                                                                   ------------   ------------
      Total Shareholders' Deficit                                    (3,661,798)    (1,985,023)
                                                                   ------------   ------------
      Total Liabilities and Shareholders' Deficit                  $  4,524,267   $  7,668,808
                                                                   ============   ============

The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For Years Ended
                                                     ----------------------------------------
                                                      March 31,     March 31,      March 31,
                                                         2006         2005           2004
                                                     -----------   -----------   ------------
Net Sales                                            $32,305,560   $38,209,825   $ 70,541,128
Cost of Goods Sold                                    25,223,056    28,945,283     68,722,578
                                                     -----------   -----------   ------------
Gross Profit                                           7,082,504     9,264,542      1,818,550
Operating Expenses
  Advertising                                            168,739       597,821      2,340,439
  Commissions                                            745,305       947,945      1,024,883
  Compensation                                         2,451,509     2,854,142      5,048,831
  Freight and handling                                   680,037       991,866      1,423,082
  Royalty expense                                        575,087     1,008,553      2,294,727
  General and administrative expenses                  4,621,249     4,484,450      9,881,887
                                                     -----------   -----------   ------------
Total Operating Expenses                               9,241,926    10,884,777     22,013,849
                                                     -----------   -----------   ------------
Loss from Operations                                  (2,159,422)   (1,620,235)   (20,195,299)
Other Income (Expenses)
  Other income                                           103,396       204,267         22,116
  Net gain on retirement of convertible debentures
    including unpaid accrued interest of $259,726      2,253,725            --             --
  Interest expense                                      (487,307)     (549,506)      (993,885)
  Interest expense - Amortization of discount
    on convertible debentures                         (1,615,642)   (1,626,501)      (757,851)
                                                     -----------   -----------   ------------
Net Other Income (Expenses)                              254,172    (1,971,740)    (1,729,620)
                                                     -----------   -----------   ------------
Net Loss Before Income Taxes                          (1,905,250)   (3,591,975)   (21,924,919)
                                                     -----------   -----------   ------------
Provision for Income Taxes                                    --            --        758,505
                                                     -----------   -----------   ------------
Net Loss                                             $(1,905,250)  $(3,591,975)  $(22,683,424)
                                                     ===========   ===========   ============
Loss per Common Share:
  Basic and diluted                                  $     (0.19)  $     (0.39)  $      (2.65)
Weighted Average Common and Common
  Equivalent Shares:
  Basic                                               10,029,085     9,112,278      8,566,116
  Diluted                                             10,029,085     9,112,278      8,566,116

The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                 Preferred Stock      Common Stock
                                                 ---------------  --------------------  Additional Paid   Accumulated
                                                  Shares  Amount    Shares     Amount      in Capital       Deficit        Total
                                                  ------  ------  ----------  --------  ---------------  ------------  ------------
Balance at March 31, 2003                                          8,171,678  $ 81,717    $ 4,843,430    $ 12,760,217  $ 17,685,364
Net loss                                            --      --            --        --             --     (22,683,424)  (22,683,424)
Exercise of employee stock options                  --      --       448,498     4,485      1,076,885              --     1,081,370
Warrants issued in connection with convertible
  debenture amendment                               --      --            --        --         30,981              --        30,981
Financing fees paid with warrants                   --      --            --        --        268,386              --       268,386
Warrants issued in connection with beneficial
  conversion feature of convertible debentures      --      --            --        --      3,312,362              --     3,312,362
Issuance of common stock                            --      --       132,142     1,321        520,454              --       521,775
                                                   ---     ---    ----------  --------    -----------    ------------  ------------
Balance at March 31, 2004                           --      --     8,752,318    87,523     10,052,498      (9,923,207)      216,814
Net loss                                            --      --            --        --             --      (3,591,975)   (3,591,975)
Adjustment for 3 to 2 rev. split fraction share     --      --         4,001        40            (40)             --            --
Stock Compensation                                  --      --       450,000     4,500        288,500              --       293,000
Additional discount due to Convertible
  debentures price reset                            --      --            --        --        687,638              --       687,638
Stock issued as payment of related party loans      --      --       563,274     5,633        403,867              --       409,500
                                                   ---     ---    ----------  --------    -----------    ------------  ------------
Balance at March 31, 2005                           --      --     9,769,593    97,696     11,432,463     (13,515,182)   (1,985,023)
Net Loss                                            --      --            --        --             --      (1,905,250)   (1,905,250)
Conversion of related party loan and director
  fee payments                                      --      --       290,689     2,907        206,260              --       209,167
Warrants related to debenture payment
  settlement                                        --      --            --        --          6,000              --         6,000
Employee compensation - stock option                --      --            --        --         13,308              --        13,308
                                                   ---     ---    ----------  --------    -----------    ------------  ------------
Balance at March 31, 2006                           --      --    10,060,282  $100,603    $11,658,031    $(15,420,432) $ (3,661,798)
                                                   ===     ===    ==========  ========    ===========    ============  ============

The accompanying notes are an integral part of these financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For Years Ended
                                                                         ------------------------------------------------
                                                                         March 31, 2006   March 31, 2005   March 31, 2004
                                                                         --------------   --------------   --------------
Cash flows from operating activities
  Net Loss                                                                $(1,905,250)     $(3,591,975)     $(22,683,424)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Gain from debt restructure                                           (2,253,725)              --                --
      Depreciation and amortization                                           688,951          709,291           750,359
      Impairment of tooling                                                        --               --           628,405
      Change in inventory reserve                                            (681,767)      (4,912,717)        3,446,518
      Change in allowance for bad debts                                        95,016           19,797          (159,676)
      Amortization of discount/deferred fees on convertible debentures      1,858,911          938,864           909,891
      Other stock compensation                                                 22,473          990,138           632,451
      Change in deferred taxes                                                     --               --         1,925,612
      Deferred gross profit on estimated sales returns                       (209,949)         396,231                --
  Changes in assets and liabilities:
    (Increase) Decrease in:
      Accounts receivable                                                    (113,445)       2,635,527         2,116,454
      Insurance receivable                                                         --          800,000          (800,000)
      Due from manufacturer                                                        --           95,580           996,291
      Inventories                                                           2,088,646        7,741,047        15,824,562
      Prepaid expenses and other assets                                       278,902          276,188           666,013
      Other non-current assets                                                 12,711          261,112         1,204,630
    Increase (Decrease) in:
      Accounts payable                                                         97,239       (3,185,104)       (2,901,332)
      Accrued expenses                                                        214,133       (2,788,129)        2,038,499
      Customer credits on account                                            (625,110)        (452,160)        1,178,482
      Current income taxes                                                         --        1,184,342        (2,551,811)
                                                                          -----------      -----------      ------------
        Net cash (used in) provided by operating activities                  (432,264)       1,118,031         3,221,924
                                                                          -----------      -----------      ------------
Cash flows from investing activities
  Purchase of property and equipment                                         (163,723)        (764,153)       (1,266,321)
  Restricted cash                                                             602,390            3,488           (35,872)
                                                                          -----------      -----------      ------------
        Net cash provided by (used in) investing activities                   438,667         (760,665)       (1,302,193)
                                                                          -----------      -----------      ------------
Cash flows from financing activities
  Borrowing from revolving credit facilities                                       --               --        28,863,712
  Repayment to revolving credit facilities                                         --               --       (35,646,536)
  Borrowing from factoring, net                                               (99,909)         (34,372)               --
  Bank overdraft                                                                   --          (62,282)         (254,364)
  Proceeds from convertible debentures                                             --               --         4,000,000
  Payment on convertible debenture                                         (2,000,000)              --          (255,000)
  Proceeds from related party loans                                         2,200,000          240,000           600,000
  Proceeds from exercise of stock options                                          --               --           860,535
  Payment on related party loans                                             (300,000)        (240,000)               --
                                                                          -----------      -----------      ------------
        Net cash (used in) financing activities                              (199,909)         (96,654)       (1,831,653)
                                                                          -----------      -----------      ------------
Change in cash and cash equivalents                                          (193,506)         260,712            88,078
Cash and cash equivalents at beginning of period                              617,054          356,342           268,264
                                                                          -----------      -----------      ------------
Cash and cash equivalents at end of period                                $   423,548      $   617,054      $    356,342
                                                                          ===========      ===========      ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid for Interest                                                  $   272,852      $   557,339      $    943,018
                                                                          ===========      ===========      ============
  Cash paid for Taxes                                                              --      $    50,000      $  1,388,804
                                                                          ===========      ===========      ============
Non-Cash Financing Activities:
  Discounts for warrants issued in connection with the
    beneficial conversion feature of convertible debentures               $        --      $   687,638      $  3,312,362
                                                                          ===========      ===========      ============
  Financing fees in connection with convertible debentures
    issuance, paid in stock and warrants                                  $        --      $        --      $    409,527
                                                                          ===========      ===========      ============
  Warrants issued in connection with convertible
    debentures amendment                                                  $        --      $        --      $     30,981
                                                                          ===========      ===========      ============
  Insider loan and interest paid off with stock                           $   200,000      $   409,500      $         --
                                                                          ===========      ===========      ============

The accompanying notes are an integral part of these financial statements.

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and Subsidiary (the "Company," or "The Singing Machine") is primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instrument and musical recordings. The products are sold directly to distributors and retail customers.

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

THE MANAGEMENT OF THE COMPANY BELIEVES THAT THE FOLLOWING ACCOUNTING POLICIES REQUIRE A HIGH DEGREE OF JUDGMENT OR COMPLEXITY:

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

INVENTORY The Singing Machine reduces inventory on hand to its net realizable value on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

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

As of March 31, 2006 and 2005, The Singing Machine had gross deferred tax assets of $6.4 million and $10.4 million, against which the Company recorded valuation allowances totaling $6.4 million and $10.4, respectively.

For the fiscal years ended March 31, 2006 and March 31, 2005, the Company recorded no tax provision. We received a tax refund of $1.1 million on August 24, 2005, which was used to pay related party loans and the vendors. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2004 and 2002. There was no provision for Hong Kong income taxes in fiscal 2005 and fiscal 2006 due to the subsidiary's net operating losses.

Hong Kong income taxes payable totaled $2.4 million at March 31, 2006 and 2005 and is included in the accompanying balance sheets as income taxes payable.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong Subsidiary is its local currency. The financial statements of the subsidiary are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash at March 31, 2006, 2005 and 2004 were also not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at March 31, 2006 and March 31, 2005 were $423,548 and $617,054, respectively.

CONCENTRATION OF CREDIT RISK

Occasionally the Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at March 31, 2006 and 2005 approximate $251,108 and $379,000 respectively.

INVENTORIES

Inventories are comprised of electronic karaoke equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the years March 31, 2004, the Company recorded an impairment charge totaling $442,989 on certain tooling. The 2004 charge was the result of the Company's decision to discontinue certain inventory models.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of a provision for actual and estimated future returns, discounts and volume rebates. The provision for actual and estimated sales returns for fiscal years ended March 31, 2006, 2005 and 2004 was $2.4 million, $3.6 million and $6.7 million, respectively. The total returns represents 7.4%, 9.3% and 9.4% of the net sales for fiscal year ended March 31, 2006, 2005 and 2004, respectively.

STOCK BASED COMPENSATION

Effective June 15, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $13,307 (included in selling, general and administrative expenses) in the year ended March 31, 2006 associated with the expensing of stock options. Employee stock option compensation expense in 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

                                                                               For years ended
                                                              ------------------------------------------------
                                                              March 31, 2006   March 31, 2005   March 31, 2004
                                                              --------------   --------------   --------------
Net Loss as reported                                           $(1,905,250)     $(3,591,975)     $(22,683,424)
Less: Total stock-based employee compensation
expense determined under fair value based
method                                                         $  (484,103)     $  (497,902)     $   (723,058)
Net loss pro forma                                             $(2,389,353)     $(4,089,877)     $(23,406,482)
Net loss per share - basic                      As reported    $     (0.19)     $     (0.39)     $      (2.65)
                                                Pro forma      $     (0.24)     $     (0.45)     $      (2.73)
Net loss per share - diluted                    As reported    $     (0.19)     $     (0.39)     $      (2.65)
                                                Pro forma      $     (0.24)     $     (0.45)     $      (2.73)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions in the table below. During fiscal year 2006, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

Fiscal 2006: expected dividend yield 0%, risk- free interest rate between 4% to 4.86%, volatility between 91% and 104% and expected term of three to five years.

Fiscal 2005: expected dividend yield 0%, risk- free interest rate of 4%, volatility between 110% and 199% and expected term of three to five years.

Fiscal 2004: expected dividend yield 0%, risk- free interest rate of 4%, volatility between 80% and 110% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company had entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund on mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company's products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2006, 2005 and 2004 was $168,739, $597,821 and $2,340,439,
respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general & administrative expenses in the consolidated statements of operations. For the years ended March 31, 2006, 2005 and 2004, these amounts totaled $132,282, $239,242 and $302,144, respectively.

EARNINGS PER SHARE

In accordance with SFAS No, 128, "Earnings per Share," basic (loss) earnings per share are computing by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS 151), effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal..." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 as of April 1, 2005. The effect of the adoption of SFAS 151 was not material.

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company adopted SFAS 123 (revised 2004) for the fiscal quarter ending after June 15, 2005. The effect of the adoption of SFAS 123 (revised
2004) is not material.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has experienced recurring losses, has an accumulated deficit and negative working capital. Our unencumbered assets are limited and we are not able to meet some short term obligations. These factors, among others, raise substantial doubt that the Company may be able to continue operations as a going concern.

Subsequent to March 31, 2006, we plan to finance our operations as follows:

1) Equity investment - The shareholders of Starlight International (Starlight) have approved a $3 million investment in the Company's common stock. The Company has received a $1 million (non interest bearing advance) from Starlight in June, 2006 in addition to the $2 million (interest bearing loan) received in March, which was used to settle the $4 million convertible debentures.

2) Related Party Loan - We might be able to raise additional short term loan from Starlight, who is also one of our suppliers.

3) Vendor financing - Our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, which accounted more than 60% of the total revenues.

4) Factoring of accounts receivable - The Company would factor its accounts receivable for sales originated in the United States.

5) Cost reduction - The Company has reduced significant operating expenses in this fiscal year. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to continue its cost cutting efforts in the fiscal 2007.

6) Bank facility - The Company is actively seeking additional banking facilities to finance its domestic purchase.

There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

                             MARCH 31,     MARCH 31,
                                2006          2005
                            -----------   -----------
Finished Goods              $ 2,637,277   $ 4,717,455
Inventory in Transit            146,904        45,912
  Less: Inventory Reserve    (1,096,123)   (1,668,430)
                            -----------   -----------
Total Inventories           $ 1,688,058   $ 3,094,937
                            ===========   ===========

Inventory consigned to customers 2006 and March 31, 2005 was $176,750 and $151,824, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company entered into a 3 year factoring agreement with Crestmark Bank, Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at prime plus 2% (10% at March 31, 2006). The agreement contains a liquidated damage fee, which equals to $9,000 multiply remaining months of the contract term for early termination by the Company.

Crestmark Bank also received a security interest in all of the Company's accounts receivables and inventory in the United States. The related party loan holders have subordinated their debt to the Crestmark Bank debt.

As of March 31, 2006 and 2005, the outstanding amount due from Crestmark bank for factoring was $134,281 and $34,372, respectively. The amount represents excess of customer payments received by Crestmark Bank over advances made to the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                   USEFUL     MARCH 31,     MARCH 31,
                                    LIFE         2006          2005
                                 ---------   -----------   ------------
Computer and office equipment    5 years     $   516,456   $   507,953
Furniture and fixtures           5-7 years       364,026       351,510
Leasehold improvement            *               154,125       103,776
Molds and tooling                3 years       2,725,080     2,601,400
                                             -----------   -----------
                                               3,759,687     3,564,639
Less: Accumulated depreciation                (3,246,072)   (2,525,796)
                                             -----------   -----------
                                             $   513,615   $ 1,038,843
                                             ===========   ===========

*    Shorter of remaining term of lease or useful life

NOTE 6 - RESTRICTED CASH

The Company, through the Hong Kong Subsidiary, maintains a letter of credit facility and short term loan with a major international bank. The Hong Kong Subsidiary was required to maintain a separate deposit account in the amount $268,405 and $870,795 at March 31, 2006 and 2005, respectively. This amount is shown as restricted cash in the accompanying balance sheets. The restricted cash is not covered by the bank's deposit insurance.

NOTE 7 - LOANS AND LETTERS OF CREDIT

CREDIT FACILITY

The Hong Kong Subsidiary maintains separate credit facilities at two international banks. The primary purpose of the facilities is to provide the Subsidiary with the following abilities:

      o     Overdraft protection facilities

      o     Issuance and negotiation of letters of credit

      o     Trust receipts

      o     A Company credit card

These facilities are secured by a corporate guarantee from the U.S. Company, restricted cash on deposit with the lenders and require that the Hong Kong subsidiary maintain a minimum tangible net worth of approximately $2 million. International SMC was in compliance with minimum tangible net worth as of March 31, 2006. The maximum available credit under the facilities is $1.5 million. The interest rate is approximately 6%. At March 31, 2006 and March 31, 2005, there were no borrowings against the facilities. The Hong Kong Subsidiary terminated its credit facility with HSBC and Fortis Bank on January 23, 2006 and May 1, 2006, respectively. The Company is currently seeking a banking facility in Macau to meet its export needs.

LOAN PAYABLE

On March 10, 2006, the Company borrowed $2 million from a subsidiary of Starlight International to pay off the $4 million convertible debentures (see
Note 10 and Note 11). The bridge loan will be converted into equity upon closing of Starlight $3 million investment.

RELATED PARTY LOANS

On or about July 10, 2003, an officer and two directors of our Company advanced $1 million to our Company pursuant to written loan agreements. The officer is Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as of October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans are subordinated to the factoring company and accrued interest at 9.5% per annum. These loans were originally scheduled to be repaid by October 31, 2003, but were extended past March 31, 2006. All interest was accrued, and the unpaid amount totaled approximately $14,250. A portion of the loans and the accrued interest in the amount of $409,500 has been converted into 563,274 shares of common stock at $0.72 per share on January 5, 2005. In addition, another portion of the loans in the amount of $200,000 has been converted into 277,778 shares of common stock on May 18, 2005. On November 30, 2005, Maureen LaRoche was repaid $107,917 ($100,000 principle and $7,917 interest). The balance of related party loan as of March 31, 2006 was $300,000. According the Security Purchase Agreement with Starlight dated on February 21, 2006, the company might use $50,000 of $3 million investment to retire a portion of the loan. The remainder of the loan will be extended for 3 years at an interest rate of 5.5%.

On June 27, 2005, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer. The interest rate on the loan is 12% per annum and is due on November 30, 2005. The loan was repaid on November 29, 2005 with interest.

On June 2, 2006, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer. The interest rate on the loan is 8% per annum and is due on June 20, 2006 or such later date as mutually agreed between the parties. The loan was repaid on June 30, 2006 with interest.

NOTE 8 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 9 - CONVERTIBLE DEBENTURES WITH WARRANTS

In September 2003, the Company issued $4 million of 8% Convertible Debentures in a private offering which were due February 20, 2006 ("Convertible Debentures"). The net cash proceeds received by the Company were $3,745,000 after deduction of cash commissions and other expenses.

The Convertible Debentures are convertible at the option of the holders and were initially convertible into 1,038,962 common shares at a conversion price of $3.85 per common share subject to certain anti-dilution adjustment provisions, at any time after the closing date. The repayment of the Convertible Debentures was subordinated to a factoring agreement with Milberg Factors (Milberg), which was terminated as of July 14, 2004.

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

According to the anti-dilution adjustment provision, if the Singing Machine sells shares of its common stock at an effective price less than the agreed to price in the agreement, the debenture holders are entitled to convert their debentures into shares at a new conversion price, which equals to the original set price minus 75% of the difference between the Set Price and the new price if the event occurs before September 8, 2004. On July 30, 2004, the Singing Machine received the court approval of the Class Action Lawsuit (case# 03-CV-80596). The Singing Machine issued 400,000 shares to the plaintiff as part of the settlement on September 23, 2004. The market closing price on July 30, 2004 was $0.60 per share. The event has triggered the conversion price reset for the convertible debentures.

According to the Emerging Issue Task Force (EITF) Issue No. 00-27, if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The incremental intrinsic value that resulted from the price reset equals additional shares multiplied by the stock market price at the issuing date of the debentures, which would be recorded as discount of convertible debentures and amortized over the remaining life of the debentures. The new adjusted conversion price of stock is $1.41 [3.85- (3.85-0.60) X 75%] while the conversion price of warrant is $1.46. As of July 30, 2004, the number of shares issuable upon conversion of debenture is 2,831,858. The amount of $687,638 was recorded as additional discounts of the debentures and will be amortized for the remaining life of the debentures. Total amortization expense for March 31, 2006 is $1,615,642.

In connection with the Convertible Debentures, the Company paid financing fees as follows: 103,896 stock purchase warrants with a fair value of $268,386, 28,571 shares of common stock with a fair value of $141,141, and cash of $255,000. Total financing fees of $664,527 were recorded as deferred fees and are being amortized over the term of the debentures. The financing fees has been fully amortized as of March 31, 2006.

NOTE 10 - NET GAIN ON RETIREMENT OF CONVERTIBLE DEBENTURES

On March 10, 2006, the holders of the Company's 8% convertible debentures agreed to accept $2,000,000 in full payment of principal and unpaid interest due them on the convertible debentures.

This agreed upon final payment resulted in a net gain of $2,253,725 which has been reflected under other income in the accompanying consolidated statement of operations for the fiscal year ended 2006.

The funds to complete this transaction were provided by a $2 million bridge loan from Ever Solid Ltd., a subsidiary of Starlight International Holding Ltd. The $2 million bridge loan was recorded as loan payable in the balance sheets as of March 31, 2006. The Company also agreed to reset the price of 457,143 warrants issued to the debenture holders from $1.41 to $0.85. The warrants are to expire on September 7, 2006. The Company has recorded the fair value of the price reset in the amount of $6,000 to financing expense for the year ended March 31, 2006.

The funds for the retirement of the obligation were advanced by Starlight pursuant to a Stock Purchase Agreement.

NOTE 11 - SECURITY PURCHASE AGREEMENT

On February 21, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with koncepts International Limited (the "Purchaser") pursuant to which the Company agreed to sell and issue 12,875,536 shares of common stock, $.01 par value per share (the "Common Shares"), and 3 common stock purchase warrants (the "Warrants") to purchase an aggregate of 5,000,000 shares of common stock for an aggregate purchase price of $3,000,000, or a per share purchase price of $.233. Subject to additional closing conditions as specified in the Purchase Agreement, the closing of the offering is subject to the Company's successful restructuring of $4,000,000 principal amount subordinated debenture which came due on February 20, 2006, as well as the approval of the American Stock Exchange and the shareholders of Starlight International Holdings Ltd., parent company of the Purchaser, as per the requirements of Hong Kong Stock Exchange. The parties intend to complete this offering within the next 60 days, assuming all closing conditions are met.

The Company issued Warrants to purchase (i) 2,500,000 shares of our common stock at an exercise price of $.233 per share for one year from the date of issuance,
(ii) 1,250,000 shares of our common stock at an exercise price of $.28 per share for three years from the date of issuance, and (iii) 1,250,000 shares of our common stock at an exercise price of $.35 per share for four years from the date of issuance. The Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. Under the terms of the Warrants, in no event shall the Purchaser become the beneficial owner of more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such issuance.

On March 10, 2006, the Company borrow $2 million from a subsidiary of Starlight International to pay off the $4 million convertible debentures (see Note 11). The bridge loan will be converted into equity upon closing of Starlight $3 million investment.

On June 15, 2006, the shareholders of Starlight approved the Purchase Agreement, the Company received $1,000,000 cash payment from Purchaser on June 20, 2006. The Company will issue 12,875,536 shares of common stock to the Purchaser upon receiving the approval from the American Stock Exchange on or around July 31, 2006.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

SYBERSOUND RECORDS, INC., d/b/a Party Tyme Karaoke v. UAV CORPORATION, d/b/a KARAOKE BAY and d/b/a STERLING ENTERTAINMENT; MADACY ENTERTAINMENT GROUP, LTD.; AUDIO STREAM, INC. d/b/a KEYNOTE KARAOKE; TOP TUNES, INC.; SINGING MACHINE COMPANY; COMPASS PRODUCTIONS, INC.; BCI ECLIPSE LLC; and DOES 1 THROUGH 50 inclusive. (SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF LOS ANGELES, WEST DISTRICT, CASE NO. SC 085498)

On May 12, 2005, Sybersound Records, Inc., a U.S. karaoke product distributor, filed a suit in Los Angeles Superior Court against virtually every one of its competitors (including Singing Machine), seeking actual and punitive damages arising from alleged unfair business practices, unfair competition, and wrongful interference with business relationships. The defendants in the case (including Singing Machine), all of whom cooperated in vigorously defending themselves from what they considered to be baseless charges, filed various motions in the case seeking dismissal on Constitutional and other grounds. Sybersound thereafter moved to dismiss the state court action, a motion which the court granted, and filed a new action against many of the same defendants, including The Singing Machine Company, Inc., in federal court on August 11, 2005.

SYBERSOUND RECORDS, INC. V. UAV CORPORATION; MADACY ENTERTAINMENT L.P., AUDIO STREAM, INC., TOP TUNES, INC., SINGING MACHINE, INC., BCI ECLIPSE COMPANY, LLC, AMOS ALTER, DAVID ALTER, EDWARD GOETZ, DENNIS NORDEN, FRANK ROBERTSON, DOUGLAS VOGT AND RICHARD VOGT (UNITED STATES DISTRICT COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, CV05-5861 JFW); (UNITED STATES COURT OF APPEALS FOR THE NINTH CIRCUIT (USCA DOCKET NO. 06-55221)

The new federal court action filed on August 11, 2005 alleged violation the Copyright Act and the Lanham Act by the defendants, and claims for unfair competition under California law. Sybersound was joined in the complaint by several publisher owners of musical compositions who alleged copyright infringement against all the defendants except The Singing Machine Company, Inc. On November 7, 2005, the district court ordered the publisher plaintiffs' copyright claims severed from the case. The Singing Machine Company, Inc. is not a party to the severed cases.

In September, 2005, the defendants, including The Singing Machine Company, Inc., filed multiple motions to dismiss the original complaint. In October, Sybersound filed a motion for summary judgment, as well. On January 6, 2006, the court granted the motions of the defendants and denied the plaintiff's motion, dismissing the case against the defendants, including The Singing Machine Company, Inc., with prejudice. Plaintiff Sybersound thereafter appealed the decision to the Ninth Circuit Court of Appeals. The case is currently under review by the appellate court.

NON-COMPLIANCE NOTICE FROM AMEX

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

In order to maintain its Amex listing, the Company submitted a plan by August 18, 2005 advising the Amex of actions it will take, which may allow it to regain compliance within a maximum of 18 months and 12 months from July 18, 2005, respectively.

The Exchange has completed its review of The Singing Machine's plan of compliance and supporting documentation and has determined that, in accordance with Section 1009 of the Company Guide, the Plan makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards within a maximum of 18 months and 12 months from July 18, 2005, respectively.

The Company must regain compliance with the $4,000,000 minimum shareholders' equity requirement by January 18, 2007. Failure to regain compliance within these time frames likely will result in the Exchange Staff initiating delisting proceedings pursuant to Section 1009 of the Company Guide. Further, if our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sales of our common stock or securities.

The Company is also subject to various other legal proceedings and other claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the range of possible loss could occur, which could have a material impact on the Company's operations.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, and Kowloon, Hong Kong. The leases expire at varying dates. Rent expense for fiscal 2006, 2005 and 2004 was $632,586, $673,148 and $1,542,041, respectively.

In addition, the Company maintains various warehouse and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2006 are as follows:

               Property Lease   Equipment Lease
               --------------   ---------------
Years ending
March 31:
  2007           $  733,302         $ 3,791
  2008              532,696           3,791
  2009               35,790           3,791
  2010                   --           3,159
                 ----------         -------
                 $1,301,788         $14,532
                 ==========         =======

MERCHANDISE LICENSE AGREEMENTS

In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000, which has been paid in full as of March 31, 2005. The Universal Music Entertainment license expires on March 31, 2006 and extended to December 31, 2006.

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expired on December 31, 2004. The company has extended the agreement to December 31, 2006. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $450,000, which has been paid in full as of December 31, 2005.

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

On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA's BRATZ(TM) franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, Europe and Australia. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards and an electronic drum.

NOTE 13 - STOCKHOLDERS' DEFICIT

COMMON STOCK ISSUANCES

During the fiscal year ended March 31, 2006 and 2005, the Company issued 290,689 and 1,017,275 shares of its common stock, respectively.

On November 1, 2005, the Company issued 12,911 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2005, valued at $9,167.

On May 1, 2005, the Company has authorized the issuance of 277,778 shares of common stock for the conversion of a $200,000 related party loan.

On January 5, 2005, the Company has authorized the issuance of 563,274 shares of common stock for the conversion of a $400,000 related party loan and a $9,500 interest payment. The conversion rate is $0.72 per share, which is based on the 5 days average stock closing price prior to December 20, 2004.

On September 23, 2004 the Company issued 400,000 shares of common stock to the plaintiffs in lieu of the class action lawsuit settlement. (See Note-10 "Legal Matters")

On May 11, 2004, the Company issued 50,000 shares of common stock to a former executive for consulting services rendered. The Company expensed the consulting costs in fiscal 2004, the period for which services were provided.

On April 1, 2004, the Company adjusted its common stock by 4,001 shares due to a prior year 3 to 2 stock split .

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

                                                       FISCAL YEARS ENDED MARCH 31
                                                ----------------------------------------
                                                    2006          2005          2004
                                                -----------   -----------   ------------
Net loss                                        $(1,905,250)  $(3,591,975)  $(22,683,424)
Loss available to common shareholders           $(1,905,250)  $(3,591,975)  $(22,683,424)
Weighted average shares outstanding - basic      10,029,085     9,112,278      8,566,116
Loss per share - basic                          $     (0.19)  $     (0.39)  $      (2.65)

Effect of dilutive securities:
  Stock options/Warrants                                 --            --             --
  Convertible debentures                                 --            --             --

Weighted average shares outstanding - diluted    10,029,085     9,112,278      8,566,116
Earnings per share - diluted                    $     (0.19)  $     (0.39)  $      (2.65)

For fiscal 2006, 2005 and 2004, 1,133,201, 4,674,338 and 2,657,532 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive for fiscal years ended March 31, 2006, 2005 and 2004.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan ("Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2006, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of March 31, 2006, the Company had granted 1,279,560 options under the Year 2001 Plan, leaving 670,440 options available to be granted. As of March 31, 2006, the Company had 343,050 options issued and 20,550 outstanding under its 1994 Plan.

The exercise price of employee common stock option issuances in 2006, 2005 and 2004 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the selling, general and administration expense. A summary of the options issued as of the presented period and changes during the years is presented below.

In accordance with SFAS No. 123, for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its options issued. The following table sets forth the issuances of stock options for the periods presented:

                                                Fiscal 2006                Fiscal 2005            Fiscal 2004
                                       ----------------------------   --------------------   --------------------
                                                           Weighted               Weighted               Weighted
                                                            Average                Average                Average
                                                           Exercise   Number of   Exercise   Number of   Exercise
                                       Number of Options     Price     Options      Price     Options      Price
                                       -----------------   --------   ---------   --------   ---------   --------
Stock Options:
Balance at beginning of period             1,041,610         $3.67    1,027,530     $3.95    1,543,250     $4.43
Granted                                      841,000         $0.50      261,890     $0.85      423,980     $2.66
Exercised                                         --         $0.00           --     $0.00     (448,500)    $1.91
Forfeited                                  (582,500)         $3.48     (247,810)    $1.76     (491,200)    $6.75
                                           ---------                  ---------              ---------
Balance at end of period                   1,300,110         $1.74    1,041,610     $3.67    1,027,530     $3.95
                                           =========                  =========              =========
Options exercisable at end of period         392,161         $3.52      775,831     $3.58      630,168     $4.48

The following table summarizes information about employee stock options outstanding at March 31, 2006 :

                                         Weighted Average
Range of Exercise   Number Outstanding       Remaining      Weighted Average   Number Exercisable   Weighted Average
      Price          at March 31, 2006   Contractual Life    Exercise Price     at March 31, 2006    Exercise Price
-----------------   ------------------   ----------------   ----------------   ------------------   ----------------
   $ 0.32-$0.77            883,000             8.45               $0.56              100,000              $0.76
   $ 1.05-$1.97            243,060             7.88               $1.70              151,511              $1.64
   $ 2.04-$5.60             50,550             5.92               $4.15               50,550              $4.15
   $7.20-$11.09            123,500             6.87               $9.22               90,100              $9.38
                         ---------                                                   -------
                         1,300,110                                                   392,161
                         =========                                                   =======

STOCK WARRANTS

As of March 31, 2006, the Company had a total of 591,040 stock purchase warrants outstanding. Of the total, 457,143 warrants were issued in September 2004 to investors in connection with the $4 million debenture offering (see Note 9) and 103,896 warrants were issued to the respective investment banker. The estimated fair value of the warrants issued to the investors in the amount of $1,180,901 was recorded as a discount on the debentures and the estimated fair value of the warrants issued to the investment banker in the amount of $268,386 has been record as deferred expense. Both amounts are being amortized over the term of the debentures. In February 2004, the Company issued an additional 30,001 warrants to the investors in connection with a settlement agreement (see Note
9). The estimated fair value of these warrants totaled $30,981, which was expensed as component of selling, general and administrative expenses. The weighted average fair value of warrants issued during fiscal 2005 was $2.67.

On July 30, 2005, the exercise price for 457,143 warrants issued to the debentures' holder has been adjusted from $4.05 to $1.46 pursuant to antidilution provision (see Note 9). On March 10, 2006, the exercise price for 457,143 has been changed from $1.46 to $0.85 (see Note 9).

NOTE 14 - INCOME TAXES

The Company files separate tax returns for the parent and for the Hong Kong Subsidiary. The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2006, 2005 and 2004:

                                   2006               2005              2004
                               -----------        -----------       ------------
Current:
U.S. Federal                   $   550,839        $        --       $(1,071,709)
Foreign                           (129,090)                --                --
State                               74,870                 --           (95,398)
Deferred                          (496,619)                            1,925,612
                               -----------        -----------       -----------
                               $        --        $        --       $   758,505
                               ===========        ===========       ===========

The United States and foreign components of income (loss) before income taxes are as follows:

                                  2006               2005               2004
                             ------------       ------------       ------------

United States                $ (1,167,592)      $ (2,943,847)      $(21,362,610)
Foreign                          (737,659)          (648,128)          (562,309)
                             ------------       ------------       ------------
                             $ (1,905,251)      $ (3,591,975)      $(21,924,919)
                             ============       ============       ============

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2006, 2005 and 2004 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                            2006           2005           2004
                                                        -----------    -----------    -----------
Expected tax expense (benefit)                          $  (647,785)   $(1,221,272)   $(7,454,472)
State income taxes, net of Federal income tax benefit      (110,506)      (195,293)      (426,796)
Permanent differences                                         5,550          5,561          5,830
Deemed Dividend                                           1,224,000             --        410,513
Change in valuation allowance                            (4,019,030)     1,370,786      8,160,924
Tax rate differential on foreign earnings                   121,714        106,941         92,781
Net operating loss carryforward ajustment                 3,426,057        (66,723)       (30,274)
                                                        -----------    -----------    -----------
Actual tax expense                                      $        --    $        --    $   758,506
                                                        ===========    ===========    ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                          2006            2005            2004
                                                     ------------    ------------    ------------
Deferred tax assets:
    Federal net operating loss carryforward          $  2,325,138    $  5,874,969    $  2,425,186
    State net operating loss carryforward                 466,092         697,710         502,417
    Hong Kong net operating loss carryforward             340,916         211,826          98,404
    AMT credit carryforward                                70,090          70,090          70,090
    Inventory differences                                 505,452         600,628       2,309,488
    Hong Kong foreign tax credit                        2,453,576       2,447,746       2,447,746
    Allowance for doubtful accounts                        35,229          40,054          33,323
    Reserve for sales returns                              63,336         336,188         161,726
    Charitable contributions                               60,573          59,364          58,037
    Amortization of reorganization intangible              53,652          68,981          68,981
    Depreciation                                           12,628              --              --
                                                     ------------    ------------    ------------
         Total deferred tax assets                      6,374,054      10,407,556       8,175,397
Deferred tax liability:
    Depreciation                                               --         (14,473)        (14,473)
                                                     ------------    ------------    ------------
         Total deferred tax liability                          --         (14,473)        (14,473)
Net deferred tax assets before valuation allowance      6,374,054      10,393,083       8,160,924
Valuation allowance                                    (6,374,054)    (10,393,083)     (8,160,924)
                                                     ------------    ------------    ------------
         Net deferred tax assets                     $         --    $         --    $         --
                                                     ============    ============    ============

At March 31, 2006, the Company has federal tax net operating loss carryforwards in the amount of approximately $11.1 million which expire beginning in the year 2019. In addition, state tax net operating loss carryforwards in the amount of approximately $9.8 million expire beginning in 2009.

NOTE 15 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:

                       FOR THE FISCAL YEARS ENDED
                               March 31,
                    2006          2005         2004
                -----------   -----------   -----------
North America   $22,458,950   $28,227,140   $43,044,496
Europe            9,655,939     9,531,632    25,783,789
Others              190,671       451,053     1,712,843
                -----------   -----------   -----------
                $32,305,560   $38,209,825   $70,541,128
                ===========   ===========   ===========

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2006, 2005 and 2004 totaled $39,571, $30,027 and $55,402, respectively. The amounts are included as a component of compensation expense in the accompanying statements of operations. The Company does not provide any post employment benefits to retirees.

NOTE 17 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, SUPPLIERS, AND FINANCING

The Company derives primarily all of its revenues from retailers of products in the U.S. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2006, 47% of accounts receivable were due from three customers: two from the U.S. and one from an International Customer. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 31% at March 31, 2006. Accounts receivable from customers that individually owed over 10% of total accounts receivable were 12% and 10% at March 31, 2005. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues derived from five customers in 2006, 2005 and 2004 were 56%, 40% and 54% of total revenues, respectively. Revenues derived from top three customers in 2006, 2005 and 2004 as percentage of the total revenue were 13%, 12% and 11%; 9%, 8% and 9%; and 20%, 12% and 10%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Hong Kong Subsidiary aggregated $21.9 million in 2006, $26.9 million in 2005 and $43.1 million in 2004.

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

During fiscal years 2006, 2005 and 2004, manufacturers in the People's Republic of China ("China") accounted for approximately 98%, 96% and 96% respectively; of the Company's total product purchases, including all of the Company's hardware purchases.

The Company is primary relying on one US factoring company in the United States. The loss of the facility might have an adverse effect on the Company's business.

NOTE 18 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2006, 2005 and 2004 are set forth in the following table:

                                                               Basic     Diluted
                                                             Earnings   Earnings
                                             Net Earnings     (Loss)     (Loss)
                    Sales     Gross Profit      (Loss)      Per Share   Per Share
                 ----------   ------------   ------------   ---------   ---------
                 (In          (In            (In
                 thousands)   thousands)     thousands)
                 ----------   ------------   ------------
2006

First quarter      $ 2,792      $    437       $ (1,902)      $(0.19)     $(0.19)
Second quarter      18,532         3,823            926         0.09        0.09
Third quarter        9,877         2,580           (565)       (0.06)      (0.06)
Fourth quarter       1,104           243           (364)       (0.03)      (0.03)
                   -------      --------       --------       ------      ------
Total              $32,305      $  7,083       $ (1,905)      $(0.19)      (0.19)
                   =======      ========       ========       ======      ======

2005

First quarter      $ 3,857      $    770       $ (1,520)      $(0.17)     $(0.17)
Second quarter      18,753         4,260            722         0.08        0.06
Third quarter       14,368         4,923            493         0.05        0.05
Fourth quarter       1,232          (688)        (3,287)       (0.35)      (0.33)
                   -------      --------       --------       ------      ------
Total              $38,210      $  9,265       $ (3,592)      $(0.39)     $(0.39)
                   =======      ========       ========       ======      ======

2004

First quarter      $ 7,628      $  1,726       $ (2,317)      $(0.28)     $(0.28)
Second quarter      32,852         5,420           (657)       (0.08)      (0.08)
Third quarter       28,690        (2,601)       (10,451)       (1.20)      (1.20)
Fourth quarter       1,371        (2,727)        (9,259)       (1.09)      (1.09)
                   -------      --------       --------       ------      ------
Total              $70,541      $  1,818       $(22,684)      $(2.65)     $(2.65)
                   =======      ========       ========       ======      ======

NOTE 19 - SUBSEQUENT EVENTS

On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA's BRATZ(TM) franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, Europe and Australia. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards and an electronic drum.

On June 2, 2006, the Company received a $200,000 loan from Andrew Shapiro, a relative of Mr. Bauer. The interest rate on the loan is 8% per annum and is due on June 20, 2006 or such later date as mutually agreed between the parties. The loan was repaid on June 30, 2006 with interest.

On June 15, 2006, the shareholders of Starlight has approved the Purchase Agreement, the Company received $1,000,000 cash payment from Purchaser on June 20, 2006. The Company will issue 12,875,536 shares of common stock to the Purchaser upon receiving the approval from the American Stock Exchange.

                                SUPPLEMENTAL DATA
                                   SCHEDULE II

                                                     Balance at    Charged to    Reduction to   Credited to    Balance at
                                                    Beginning of    Costs and      Allowance     Costs and       End of
                    Description                         Period       Expenses    for Write off     Expenses       Period
                                                    ------------   ----------   -------------   -----------   -----------
Year ended March 31, 2006
Reserves deducted from assets to which they apply:
  Allowance for doubtful accounts                    $   117,806   $  561,271     $(575,460)    $        --   $   103,616
  Deferred tax valuation allowance                   $10,393,084   $4,019,031     $             $             $ 6,374,053
  Inventory reserve                                  $ 1,668,430   $   83,099     $(516,742)    $  (138,664)  $ 1,096,123
Year ended March 31, 2005
Reserves deducted from assets to which they apply:
  Allowance for doubtful accounts                    $    98,009   $   42,101     $  (7,954)    $   (14,351)  $   117,806
  Deferred tax valuation allowance                   $ 8,160,924   $2,232,160     $             $             $10,393,084
  Inventory reserve                                  $ 7,161,875   $  273,611     $(191,942)    $(5,575,115)  $ 1,668,430
Year ended March 31, 2004
Reserves deducted from assets to which they apply:
  Allowance for doubtful accounts                    $   405,759   $   70,788     $(148,074)    $  (230,464)  $    98,009
  Deferred tax valuation allowance                   $        --   $8,160,924     $             $             $ 8,160,924
  Inventory reserve                                  $ 3,715,357   $7,627,926     $             $(4,181,408)  $ 7,161,875