Form 10-Q
period 2006-06-30
SINGING MACHINE CO INC
filed 2006-08-14
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 2006

                                    0 - 24968
                             Commission File Number

                        THE SINGING MACHINE COMPANY, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)


        DELAWARE                                              95-3795478
 -----------------------                                ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            CLASS                              NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value                22,935,818 as of August 1, 2006

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY


                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2006(Unaudited)
         and March 31,2006                                                  3

         Consolidated Statements of Operations - Three months
         Ended June 30,2006 and 2005 (Unaudited)                            4

         Consolidated Statements of Cash Flows - Three months
         Ended June 30, 2006 and 2005 (Unaudited)                           5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         17

Item 4.  Controls and Procedures                                           17

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 1A. Risk Factors                                                      18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       23

Item 3.  Defaults Upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 5.  Other Information                                                 23

Item 6.  Exhibits                                                          23

SIGNATURES                                                                 24

               The Singing Machine Company, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30, 2006     March 31, 2006
                                                                      --------------    --------------
                                                                       (Unaudited)

                                     Assets
                                     ------
Current Assets

     Cash and cash equivalents                                        $      168,635    $      423,548
     Restricted cash                                                              --           268,405
     Accounts receivable, less allowances of $103,615
        and $103,615, respectively                                         1,040,120         1,169,271
     Due from factor                                                         118,119           134,281
     Inventories                                                           1,606,065         1,688,058
     Prepaid expenses and other current assets                               533,377           228,402
                                                                      --------------    --------------
                                              Total Current Assets         3,466,316         3,911,965

Property and Equipment, at cost less accumulated
        depreciation of $3,353,982 and $3,246,072, respectively              477,156           513,615
Other Non-Current Assets                                                      96,251            98,687
                                                                      --------------    --------------
                                                      Total Assets    $    4,039,723    $    4,524,267
                                                                      ==============    ==============
                     Liabilities and Shareholders' Deficit
                     -------------------------------------
Current Liabilities

     Accounts payable                                                 $    2,067,135    $    1,563,810
     Accrued expenses                                                        492,403           648,183
     Customer credits on account                                             438,560         1,034,214
     Deferred gross profit on estimated returns                               48,243           186,282
     Loan payable                                                                 --         2,000,000
     Subordinated debt-related parties                                       300,000           300,000
     Income tax payable                                                    2,453,576         2,453,576
                                                                      --------------    --------------
                                         Total Current Liabilities         5,799,917         8,186,065
                                                                      --------------    --------------

Shareholders'  Deficit
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, no shares issued and outstanding                               --                --
     Common stock, Class A, $.01 par value;  100,000 shares
       authorized; no shares issued and outstanding                               --                --
     Common stock, $0.01 par value;  100,000,000 shares authorized;
        22,935,818 and 10,060,282 shares issued and outstanding              229,358           100,603
     Additional paid-in capital                                           14,581,968        11,658,031
     Accumulated deficit                                                 (16,571,520)      (15,420,432)
                                                                      --------------    --------------
                                       Total Shareholders' Deficit        (1,760,194)       (3,661,798)
                                                                      --------------    --------------

                       Total Liabilities and Shareholders' Deficit    $    4,039,723    $    4,524,267
                                                                      ==============    ==============

   The accompanying notes are an integral part of these financial statements.

               The Singing Machine Company, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               For Three Months Ended
                                           June 30, 2006    June 30, 2005
                                           -------------    -------------

Net Sales                                  $   1,035,876    $   2,791,755

Cost of Goods Sold                               909,404        2,354,860
                                           -------------    -------------

Gross Profit                                     126,472          436,895

Operating Expenses
     Selling expenses                              3,770          150,204
     General and administrative expenses       1,165,697        1,481,974
     Depreciations and amortizations             108,009          161,339
                                           -------------    -------------
Total Operating Expenses                       1,277,476        1,793,517
                                           -------------    -------------

Loss from Operations                          (1,151,004)      (1,356,622)

Other Income (Expenses)
     Other income                                  9,018            3,680
     Interest expense                             (9,102)        (102,753)
     Interest expense - Amortization
       of discount on convertible
       debentures                                     --         (446,192)
                                           -------------    -------------


Net Other Income (Expenses)                          (84)        (545,265)
                                           -------------    -------------

Net Loss Before Income Taxes                  (1,151,088)      (1,901,887)
                                           -------------    -------------

Provision for Income Taxes                            --               --
                                           -------------    -------------

Net Loss                                   $  (1,151,088)   $  (1,901,887)
                                           =============    =============

Loss per Common Share:
     Basic                                 $       (0.11)   $       (0.19)
     Diluted                                       (0.11)           (0.19)
Weighted Average Common and Common
     Equivalent Shares:
     Basic                                    10,736,532        9,864,221
     Diluted                                  10,736,532        9,864,221

   The accompanying notes are an integral part of these financial statements.

               The Singing Machine Company, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For Three Months Ended
                                                                 ------------------------------
                                                                 June 30, 2006    June 30, 2005
                                                                 -------------    -------------
Cash flows from operating activities
     Net Loss                                                    $  (1,151,088)   $  (1,901,887)
     Adjustments to reconcile net loss to net cash
     (used in) operating activities:
        Depreciation and amortization                                  108,009          161,339
        Change in inventory reserve                                     (6,853)        (281,903)
        Change in allowance for bad debts                                   --          (29,364)
        Amortization of discount/deferred fees on
        convertible debentures                                              --          446,192
        Stock compensation                                              52,692               --
        Deferred gross profit on estimated sales returns              (138,039)         (91,915)
     Changes in assets and liabilities:
        (Increase) Decrease in:
         Accounts receivable                                           129,151          427,046
         Inventories                                                    88,846        1,185,186
         Prepaid expenses and other assets                            (304,975)        (116,617)
         Other non-current assets                                        2,436           69,009
        Increase (Decrease) in:
         Accounts payable                                              503,325          243,923
         Accrued expenses                                             (155,780)         (16,502)
         Customer credits on account                                  (595,654)        (855,555)
                                                                 -------------    -------------
           Net cash (used in) operating activities                  (1,467,929)        (761,048)
                                                                 -------------    -------------
Cash flows from investing activities
     Purchase of property and equipment                                (71,550)         (35,682)
     Restricted cash                                                   266,165           (1,850)
                                                                 -------------    -------------
           Net cash provided by (used) in investing activities         194,615          (37,532)
                                                                 -------------    -------------
Cash flows from financing activities
     Borrowing from factoring, net                                      16,162           16,530
     Bank overdraft                                                         --          198,341
     Proceeds from related party loan                                       --          200,000
     Proceeds from sales of common stock                             1,000,000               --
                                                                 -------------    -------------
           Net cash provided by financing activities                 1,016,162          414,871
                                                                 -------------    -------------
Change in cash and cash equivalents                                   (257,153)        (383,709)
Cash and cash equivalents at beginning of period                       423,548          617,054
                                                                 -------------    -------------
Cash and cash equivalents at end of period                       $     168,635    $     233,345
                                                                 =============    =============
Supplemental Disclosures of Cash Flow Information:
     Cash paid for Interest                                      $      16,232    $          --
                                                                 =============    =============
Non-Cash Financing Activities:
     Related party loan paid off with stock                      $          --    $     200,000
                                                                 =============    =============
     Conversion of loan payable to equity                        $   2,000,000    $          --
                                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and Subsidiary (the "Company," or "The Singing Machine") is primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers.

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

THE MANAGEMENT OF THE COMPANY BELIEVES THAT THE FOLLOWING ACCOUNTING POLICIES REQUIRE A HIGH DEGREE OF JUDGEMENT DUE TO THEIR COMPLEXITY:

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The actual and estimated sales returns for quarters ended June 30, 2006 and 2005 were $345,886 and $160,938, respectively. The total return represents 33.4% and 5.8% of the net sales for quarter ended June 30, 2006 and 2005, respectively.

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

INCOME TAXES

Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely that the asset will not be realized.

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

As of June 30, 2006 and March 31, 2006, The Singing Machine had gross deferred tax assets of approximately $6.4 million and $6.4 million, respectively, against which the Company recorded valuation allowances totaling approximately $6.4 million and $6.4 million, respectively.

For the quarters ended June 30, 2006 and June 30, 2005, the Company recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's subsidiary has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at the subsidiary level. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes since fiscal 2005 due to the subsidiary's net operating losses.

Hong Kong income taxes payable totaled approximately $2.4 million at June 30, 2006 and 2005 and is included in the accompanying balance sheets as income taxes payable.

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

THE FOLLOWING ARE THE COMPANY'S REMAINING ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Singing Machine Company, Inc. its wholly-owned Hong Kong Subsidiary, International SMC
(HK) Limited ("Hong Kong Subsidiary") and its wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada ("Macau Subsidiary"). All inter-company accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong and Macau Subsidiary is its local currency. The financial statements of the subsidiary are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash at June 30, 2006 and 2005 were also not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at June 30, 2006 and March 31, 2006 were $168,635 and $423,548, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at June 30, 2006, and March 31, 2006 are approximately $70,466 and $251,108, respectively.

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

STOCK BASED COMPENSATION

Effective June 15, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $52,692 (included in selling, general and administrative expenses) in the quarter ended June 30, 2006 associated with the expensing of stock options. Employee stock option compensation expense in 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Reported and pro forma net loss and loss per share are as follows:

                                                          For quarter ended
                                                  ------------------------------
                                                   June 30, 2006   June 30, 2005
                                                  --------------   -------------
Net Loss, as reported                             $  (1,151,088)   $  (1,901,887)
Less: Total stock-based employee
compensation expense determined
under fair value based method                     $     (52,692)   $    (150,069)

Net Loss, pro forma                               $  (1,203,780)   $  (2,051,956)

Net Loss per share - basic/diluted  As reported   $       (0.11)   $       (0.19)
                                    Pro forma     $       (0.11)   $       (0.21)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions in the table below. During quarter 2006, the Company took into consideration guidance under SFAS 123
(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

For quarter ended June 30, 2006: expected dividend yield 0%, risk-free interest rate of 5.1%, volatility of 91% and expected term of three years.

For quarter ended June 30, 2005: expected dividend yield 0%, risk-free interest rate of 4.0%, volatility of 194.23% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund on mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company's products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the periods ended June 30, 2006, and 2005 was $25,588 and $20,403, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general & administrative expenses in the consolidated statements of operations. For the quarter ended June 30, 2006 and 2005, these amounts totaled $25,588 and $29,919, respectively.

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

The Company has experienced recurring losses in addition to an accumulated deficit and negative working capital. Our unencumbered assets are limited and we are not able to meet some short-term obligations. These factors, among others, raise substantial doubt that the Company may be able to continue operations as a going concern.

Subsequent to June 30, 2006, we plan to finance our operations as follows:

1) Equity investment - The Company has a plan to raise the additional capital through private placement within 12 months.

2) Related party loan - We might be able to raise additional short term loan from our major shareholder in Hong Kong, who is also one of our suppliers.

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

5) Cost reduction - The Company has reduced significant operating expenses in this quarter. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to continue its cost cutting efforts in the fiscal 2007.

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

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:



                              JUNE 30,      MARCH 31,
                               2006           2006
                            -----------    -----------
Finished Goods              $ 2,441,022    $ 2,637,277
Inventory in Transit            144,853        146,904
  Less: Inventory Reserve      (979,810)    (1,096,123)
                            -----------    -----------

Total Inventories           $ 1,606,065    $ 1,688,058
                            ===========    ===========

Inventory consigned to customers at June 30, 2006 and March 31, 2006 was $193,852 and $176,750, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company entered into a 3-year factoring agreement with Crestmark Bank in Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of approximately $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at prime plus 2% (10% at June 30, 2006). The agreement contains a liquidated damage fee, which equals $9,000 for each remaining month of the contract term for early termination by the Company.

Crestmark Bank also received a security interest in all of the Company's accounts receivables and inventory in the United States. The related party loan holders have subordinated their debt to the Crestmark Bank debt.

As of June 30, 2006 and March 31, 2006, the outstanding amount due from Crestmark bank for factoring was $118,119 and $134,281, respectively. The amount represents excess of customer payments received by Crestmark Bank over advances made to the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                  USEFUL       June 30,       March 31
                                   LIFE         2006           2006
                                             -----------    -----------
Computer and office equipment    5 years     $   485,901    $   516,456
Furniture and fixtures           5-7 years       466,124        364,026
Leasehold improvement            *               154,125        154,125
Molds and tooling                3 years       2,724,988      2,725,080
                                             -----------    -----------
                                               3,831,138      3,759,637

Less: Accumulated depreciation                (3,353,982)    (3,246,072)
                                             -----------    -----------
                                             $   477,156    $   513,615
                                             ===========    ===========

* Shorter of remaining term of lease or useful life

NOTE 6 - RESTRICTED CASH

The Company, through the Hong Kong Subsidiary, maintained a letter of credit facility and short-term loan with a major international bank. The Hong Kong Subsidiary was required to maintain a separate deposit account in the amount $0 and $268,405 at June 30, 2006 and March 31, 2006, respectively. This amount is shown as restricted cash in the accompanying balance sheets. The restricted cash is not covered by the bank's deposit insurance. The Company has terminated its credit facilities in Hong Kong as of June 30, 2006.

NOTE 7 - LOANS AND LETTERS OF CREDIT

LOAN PAYABLE

On March 10, 2006, the Company borrowed $2 million from a subsidiary of Starlight International to pay off the $4 million convertible debentures (see
Note 9). The bridge loan was converted into equity upon closing of Starlight $3 million investment on June 25, 2006.

RELATED PARTY LOANS

The related party loan as of June 30, 2006 was $300,000, which is due to an officer, a director and an individual. According the Security Purchase Agreement with Starlight dated on February 21, 2006, the Company might use $50,000 of $3 million investment to retire a portion of the loan. The remainder of the loan will be extended for 3 years at an interest rate of 5.5%. The loan is subordinated to Crestmark Bank.

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

NOTE 9 - SECURITIES PURCHASE AGREEMENT

On February 21, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with koncepts International Limited (the "Purchaser") pursuant to which the Company agreed to sell and issue 12,875,536 shares of common stock, $.01 par value per share (the "Common Shares"), and 3 common stock purchase warrants (the "Warrants") to purchase an aggregate of 5,000,000 shares of common stock for an aggregate purchase price of $3,000,000, or per share purchase price of $.233. Subject to additional closings conditions as specified in the Purchase Agreement, the closing of the offering is subject to the Company's successful restructuring of $4,000,000 principal amount subordinated debentures which came due on February 20, 2006, as well as the approval of the American Stock Exchange and the shareholders of Starlight International Holdings Ltd., parent company of the Purchaser, as per the requirements of Hong Kong Stock Exchange.

The Company issued Warrants to purchase (i) 2,500,000 shares of our stock at an exercise price of $.233 per share for one year from the date of issuance, (ii) 1,250,000 shares of our common stock at an exercise price of $.28 per share for three years from the date of issuance, and (iii) 1,250,000 shares of our common stock at an exercise price of $.35 per share for four years from the date of issuance. The Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. Under the terms of the Warrants, in no event shall the Purchaser become the beneficial owner of more that 19.99% of the number of shares of common stock outstanding immediately after giving the effect to such issuance.

On March 10, 2006 the Company borrowed $2 million from a subsidiary of Starlight International to pay off the $4 million convertible debentures. The bridge loan will be converted into equity upon closing of the Starlight $3 million investment.

On June 15, 2006, the shareholders of Starlight have approved the Purchase Agreement. The Company received $1,000,000 cash payment from Purchaser on June 20, 2006. The Company issued 12,875,536 shares of common stock to the Purchaser in quarter ended June 30, 2006.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

The federal court action filed on August 11, 2005 alleged violation of the Copyright Act and the Lanham Act by the defendants, and claims for unfair competition under California law. Sybersound was joined in the complaint by several publisher owners of musical compositions who alleged copyright infringement against all the defendants except The Singing Machine Company, Inc. On November 7, 2005, the district court ordered the publisher plaintiffs' copyright claims severed from the case. The Singing Machine Company, Inc. is not a party to the severed cases.

In September 2005, the defendants, including The Singing Machine Company, Inc., filed multiple motions to dismiss the original complaint. In October, Sybersound filed a motion for summary judgment, as well. On January 6, 2006, the court granted the motions of the defendants and denied the plaintiff's motion, dismissing the case against the defendants, including The Singing Machine Company, Inc., with prejudice. Plaintiff Sybersound thereafter appealed the decision to the Ninth Circuit Court of Appeals. The case is currently under review by the appellate court.

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

NON-COMPLIANCE NOTICE FROM AMEX

The Company has received a non-compliance notice from The American Stock Exchange (the "Amex") on July 18, 2005. The notice indicated that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension. Specifically, for the quarter ended June 30, 2005, the Company was not in compliance with the minimum shareholders' equity requirement of $2,000,000, and had reported net losses in each of the past two quarters, resulting in the Company's non-compliance with Sections 1003(a)(i) and 1003(a)(iv) of the Amex Company Guide. In addition, the Company failed to announce in a press release, as required by Section 610(b) of the Amex Company Guide, that it received an audit opinion which contained a going concern qualification as disclosed in its Form 10-K for fiscal 2005 that was filed on June 29, 2005.

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, Kowloon, Hong Kong and Macau. The leases expire at varying dates. Rent expense for the quarter ended June 2006, and 2005 was $141,983 and $162,971, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2006 are as follows:

                   Property Lease   Equipment Lease
                   --------------   ---------------
For period

Less than 1 year   $      752,640   $         3,791
1 - 3 years               488,042             9,792
over 3 years                   --                --
                   --------------   ---------------
                   $    1,240,682   $        13,583
                   ==============   ===============


MERCHANDISE LICENSE AGREEMENTS

On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA's BRATZ(TM) franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, Europe and Australia. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards and an electronic drum. The license agreement contains a minimum guarantee payment term.

NOTE 11 - STOCKHOLDERS' DEFICIT

COMMON STOCK ISSUANCES

During the quarter ended June 30, 2006 and 2005, the Company issued 12,875,536 and 277,778 shares of its common stock, respectively.

On May 1, 2005, the Company has authorized the issuance of 277,778 shares of common stock for the conversion of a $200,000 related party loan.

On June 25, 2006, the Company has authorized the issuance of 12,875,536 shares of common stock to koncept International Limited for $3 million investment.

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

For the quarter ended June 2006 and 2005, 6,167,555 and 4,198,729 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2006, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of June 30, 2006, the Company had granted 1,666,360 options under the Year 2001 Plan, leaving 283,640 options available to be granted. As of June 30, 2006, the Company had 339,050 options issued and 4,000 outstanding under its 1994 Plan.

The exercise price of employee common stock option issuances in quarter ended June 2006, and 2005 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the general and administration expenses. The amount of $52,692 was recorded as part of the general and administrative expenses for quarter ended June 30, 2006.

STOCK WARRANTS

As of June 30, 2006, the Company had a total of 5,591,040 stock purchase warrants outstanding. Of the total, 457,143 warrants were issued to investors in connection with the $4 million debenture offering and 103,896 warrants were issued to the respective investment banker in September 2004, 5,000,000 warrants were issued to koncept International Limited related according to the Security Purchase Agreement dated on February 21, 2006. The exercise price of warrants ranges from $0.23 to $1.46. The expiration date of warrants ranges from September 7, 2006 to February 20, 2010.

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

                  FOR THE QUARTERS ENDED
                       June 30,

                   2006         2005
                ----------   ----------

North America   $  554,436   $1,804,837
Europe             461,864      898,088
Others              19,576       88,830
                ----------   ----------
                $1,035,876   $2,791,755
                ==========   ==========

The geographic area of sales is based primarily on the location where the product is delivered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends March 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part II, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Best Buy, Costco, Kohl's, J.C. Penney, Radio Shack, Wal-Mart and Sam's Club.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2006 and 2005.

                                                   For three months ended
                                                    --------------------
                                                    06/30/06    06/30/05
                                                    --------    --------


Net Sales                                              100.0%      100.0%
Cost of Goods Sold                                      87.8%       84.4%
Gross Profit                                            12.2%       15.6%
Operating Expenses
      Selling expenses                                   0.4%        5.4%
      General and administrative expenses              112.5%       53.1%
      Depreciations and amortizations                   10.4%        5.8%
Total Operating Expenses                               123.3%       64.2%
Loss from Operations                                  -111.1%      -48.6%
Other Income (Expenses)
      Other income                                       0.9%        0.1%
      Interest expense                                  -0.9%       -3.7%
      Interest expense - Amortization of discount
           on convertible debentures                     0.0%      -16.0%
Net Other Expenses                                       0.0%      -19.5%
Income Loss Income Taxes                              -111.1%      -68.1%
Income Taxes Expense                                     0.0%        0.0%
Net Loss                                              -111.1%      -68.1%

QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005

NET SALES

Net sales for the quarter ended June 30, 2006 decreased to $1,035,876 from $2,791,755, a decrease of $1,755,879 as compared to the same period ended June 30, 2005. This decrease can be primarily attributed to the decrease in music sales as well as a decrease in our hardware sales. The karaoke item has become a very seasonal product. Our major customers have pushed back the delivery schedule towards second and third quarters.

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2006 decreased to $126,472 from $436,895, a decrease of $310,423 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended June 30, 2006 decreased to 12.2% from 15.6% for the same period in 2005. The decrease of gross profit as a percentage of revenues was primarily due to a high return of the music product. The profit from music products is higher than the hardware products.

OPERATING EXPENSES

For the three months ended June 30, 2006, total operating expenses decreased to $1,277,476 from $1,793,517 for the three months ended June 30, 2005, a decrease of $516,041. Management has consistently reduced its operating expenses. This decrease of operating expenses is primarily due to the following factors:

1) Selling expenses decreased $146,434 which was primarily due to the decrease of sales and the commissions charge back to the music distributor.

2) General and administrative expenses decreased $316,277 which was primarily due to the reduction of compensation expenses and the warehouse and office rental.

3) Depreciation and amortization expenses decreased $53,330 which was primarily due to the completed amortization for the loan cost related to the $4 million debenture in fiscal 2006.

Our management will continue to implement cost cutting efforts in order to further reduce operating expenses for the remaining period of the current fiscal year.

OTHER INCOME/EXPENSES

Our net other expenses decreased to $84 from $545,265 for the same period a year ago. The decrease was primarily due to the retirement of $4 million debenture in fourth quarter of fiscal 2006.

INCOME TAXES

For the three months ended June 30, 2006 and 2005, the Company did not record a tax provision because it expects sufficient future net losses to offset the income for these periods.

NET INCOME

The net income decreased to a net loss of $1,151,088 from a net loss of $1,901,887 for the same period a year ago. The decrease of net loss was primarily due to the reduction of operating expenses and other expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, Singing Machine had cash on hand of $168,635, as compared to cash on hand of $233,345 and restricted cash of $872,645 as of June 30, 2005. We had a working capital deficit of $2,333,601 as of June 30, 2006. The accrual of the Hong Kong tax liability of approximately $2.4 million contributes to the working capital deficit.

Net cash used by operating activities was $1,467,929 for the three months ended June 30, 2006, as compared to $761,048 used by operating activities the same period a year ago. We generated approximately $1.2 million cash from overstock inventory in the first quarter of last year and our prepaid expenses had increased in the first quarter this year due to an advance to a factory for a new product and a royalty prepayment for a licensing product.

Net cash provided by investing activities for the three months ended June 30, 2006 was $194,615 as compared to $37,532 used in investing activities for the same period ended a year ago. During first quarter of fiscal 2007, we invested approximately $60,000 for our new office remolding in Macau and we have withdrew the fixed deposit of $266,165 form a bank in Hong Kong.

Net cash provided by financing activities was $1,016,162 for the three months ended June 30, 2006, as compared to $414,871 for the same period ended a year ago. We received $1 million from koncepts international as the final payment for the $3 million equity investment in first quarter of fiscal 2007.

The Company has a factoring agreement with Crestmark Bank, pursuant to which the Company may borrow 70% of eligible accounts receivable up to approximately $2.5 million. The agreement stipulates that we are only allowed to factor sales originating from our warehouses in the United States. The factoring company determines the eligible receivables based on their own credit standard, and the accounts' aging. As of June 30, 2006, the credit availability under this agreement is $118,119.

As of June 30, 2006, our unrestricted cash on hand was $168,635. Our average monthly general and administrative expenses are approximately $350,000. We expect that we will require approximately $1.05 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

      o     Raising additional working capital.

      o     Collecting our existing accounts receivable;

      o     Selling existing inventory;

      o     Vendor financing;

      o     Borrowing from our factoring agreement;

      o     Cutting our operating expenses in Hong Kong.

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

Our commitments for debt and other contractual obligations as of June 30, 2006 are summarized as follows:

                                    ----------
                                      Total      Less than 1 year   1 - 3 years   3 - 5 years   Over 5 years
                                    ----------   ----------------   -----------   -----------   ------------
Property Leases                     $1,240,682   $        752,640   $   488,042            --             --
Equipment Leases                        13,585              3,791         9,794            --             --
Subordinated Debt - Related Party      300,000             50,000            --       250,000             --
Licensing Agreement                    150,000                 --       150,000            --             --
Interest Payments                       11,620             11,620            --            --             --
                                    ----------   ----------------   -----------   -----------   ------------

Total                               $1,715,887   $        818,051   $   647,836   $   250,000             --
                                    ==========   ================   ===========   ===========   ============

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate returns and maintain the appropriate level of inventory. We are not aware of any customer that has overstock products. We have proper return reserves to cover these potential returns.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our fiscal second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 88% and 87% of net sales in fiscal 2006 and 2005, respectively. By contrast, our highest levels of returned merchandise occurred in the first and fourth quarter since customers usually returned defective or overstock inventory subsequent to the Christmas holiday season. Approximately 63% and 84% of the total returns were received in the first and fourth quarter combined in fiscals 2006 and 2005.

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

CRITICAL ACCOUNTING POLICIES

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include: accounts receivable allowance for doubtful accounts, reserves on inventory, deferred tax assets and our Hong Kong income tax exemption.

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

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for potential income taxes in the jurisdiction have been made.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2006, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or June 30, 2006, our exposure to market risk resulting from changes in interest rates is immaterial.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

As of June 30, 2006, our cash on hand is limited. We need approximately $1.05 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. As of June 30, 2006, our inventory was valued at $1.6 million. See "Liquidity" beginning on page 15. If these sources do not provide us with adequate financing, we may try to seek financing from lenders and investors. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to continue as a going concern. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED INSOLVENT AND WE MAY GO OUT OF BUSINESS.

As of June 30, 2006, our cash position is limited and we had negative equity. We are not able to pay all of our creditors on a timely basis. We are not current on our accounts payable of $0.4 million to our factory in China. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

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

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2007, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out a written agreement with factories in China to produce most of our karaoke machines for fiscal 2007. We owe one factory approximately $0.4 million as of June 30, 2006 and have worked out a verbal payment plan with it. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE RELYING ON ONE DISTRIBUTOR TO DISTRIBUTE OUR MUSIC PRODUCTS, IF THE DISTRIBUTION AGREEMENT IS TERMINATED, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We are relying on Warner Elektra Atlantic Corporation (WEA) to distribute our music products in fiscal 2007, if the distribution agreement is terminated, our music revenues might decrease as well as our profitability.

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

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2006, our sales to customers in the United States decreased because of increased price competition. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $0.2 million during fiscal 2006 and $0.6 million during fiscal 2005. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of June 30, 2006 we had $1.6 million in inventory on hand. It is important that we sell this inventory during fiscal 2007, so we have sufficient cash flow for operations.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 87.9%, 86.7% and 87.2% of net sales in fiscal 2006, 2005 and 2004, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitor for karaoke machines and related products is Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2006, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2007. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's and video cassettes.

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

                   RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through June 30, 2006, our common stock has traded between a high of $.95 and a low of $0.26. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of July 11, 2006, investors hold a short position in approximate 283,000 shares of our common stock which represents 4.0% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.


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

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of June 30, 2006, there were outstanding stock options to purchase an aggregate of 2,005,410 shares of common stock at exercise prices ranging from $.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $1.17per share. As of June 30, 2006, there were outstanding immediately exercisable options to purchase an aggregate of 576,515 shares of our common stock. There were outstanding stock warrants to purchase 5,591,040 shares of common stock at exercise prices ranging from $.23 to $4.03 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.48 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 30, 2006, there were 22,935,818 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of June 30, 2006, we had 22,935,818 shares of common stock issued and outstanding and an aggregate of 7,596,450 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 69,467,732 shares of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 25, 2006, the Company has authorized the issuance of 12,875,536 shares of common stock to koncept International Limited for $3 million investment. The Company used $2 million of the proceed to retire the $4 million debentures. The remaining $1 million was used as working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon any of our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        THE SINGING MACHINE COMPANY, INC.




Dated: August 14, 2006         By: /s/ YI PING CHAN
                                   --------------------------------------------
                                   Interim Chief Executive Officer and
                                   Chief Operating Officer (Principal Executive
                                   Officer)


Dated: August 14, 2006         By: /s/ DANNY ZHENG
                                  --------------------------------------------
                                  Chief Financial Officer (Principal Financial
                                  Officer)