Form 10-Q
period 2006-09-30
SINGING MACHINE CO INC
filed 2006-11-20
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2006

0 - 24968
Commission File Number

THE SINGING MACHINE COMPANY, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	95-3795478
(State of Incorporation )	(IRS Employer I.D. No.)

 6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
(Address of principal executive offices)

(954) 596-1000
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	25,274,883 as of November 14, 2006

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,600,283	$423,548
Restricted cash	-	268,405
Accounts receivable, less allowances of $127,297 and $103,615,
respectively	6,634,026	1,169,271
Due from factor	137,857	134,281
Inventories	3,171,193	1,688,058
Prepaid expenses and other current assets	375,933	228,402
Total Current Assets	12,919,292	3,911,965
Property and Equipment, at cost less accumulated depreciation
of $764,323 and $3,246,072 ,respectively	699,704	513,615
Other Non-Current Assets	58,606	98,687
Total Assets	$13,677,602	$4,524,267
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$7,746,861	$1,563,810
Accounts payable - related party	1,922,118	-
Accrued expenses	528,768	648,182
Customer credits on account	411,509	1,034,215
Deferred gross profit on estimated returns	259,868	186,282
Loan payable	-	2,000,000
Subordinated debt-related parties	250,000	300,000
Income tax payable	2,453,576	2,453,576
Total Current Liabilities	13,572,700	8,186,065

Shareholders' Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
25,274,883 and 10,060,282 shares issued and outstanding	252,749	100,603
Additional paid-in capital	15,617,241	11,658,031
Accumulated deficit	(15,765,088)	(15,420,432)
Total Shareholders' Equity (Deficit)	104,902	(3,661,798)
Total Liabilities and Shareholders' Equity (Deficit)	$13,677,602	$4,524,267

The accompanying notes are an integral part of these financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Sales	$14,299,068	$18,532,313	$15,334,944	$21,324,068

Cost of Goods Sold	11,253,423	14,708,964	12,162,827	17,063,824

Gross Profit	3,045,645	3,823,349	3,172,117	4,260,244

Operating Expenses
Selling expenses	628,166	643,184	631,936	793,388
General and administrative expenses	1,442,980	1,585,945	2,608,677	3,067,859
Depreciation and amortization	179,392	176,846	287,401	338,245
Total Operating Expenses	2,250,538	2,405,975	3,528,014	4,199,492

Income (Loss) from Operations	795,107	1,417,374	(355,897)	60,752

Other Income (Expenses)
Other income	-	86,638	-	90,318
Gain from disposal of assets	20,011	-	29,029	-
Interest expense	(8,686)	(127,340)	(17,788)	(230,093)
Interest expense - Amortization of discount
on convertible debentures	-	(451,096)	-	(897,288)

Net Other Income (Expenses)	11,325	(491,798)	11,241	(1,037,063)

Net Income (Loss)	$806,432	$925,576	$(344,656)	$(976,311)

Income (Loss) per Common Share
Basic	$0.04	$0.09	$(0.02)	$(0.10)
Diluted	$0.03	$0.09	$(0.02)	$(0.10)

Weighted Average Common and Common
Equivalent Shares:
Basic	22,962,092	10,047,371	16,898,228	9,816,648
Diluted	23,496,575	10,047,371	17,432,711	9,816,648

The accompanying notes are an integral part of these financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net Loss	$(344,656)	$(976,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of assets	(29,029)	-
Depreciation and amortization	287,401	338,245
Change in inventory reserve	(76,242)	(321,208)
Change in allowance for bad debts	23,682	(48,458)
Amortization of discount/deferred fees on convertible debentures	-	1,033,753
Stock compensation	110,856	-
Deferred gross profit on estimated sales returns	73,586	(107,751)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(5,488,437)	(5,990,547)
Inventories	(1,406,893)	1,215,145
Prepaid expenses and other assets	(147,531)	8,841
Other non-current assets	40,081	44,794
Increase (Decrease) in:
Accounts payable	6,183,051	5,318,376
Accounts payable - related party	1,922,118	-
Accrued expenses	(119,414)	117,849
Customer credits on account	(622,706)	(1,039,043)
Net cash provided by (used in) operating activities	405,867	(406,315)
Cash flows from investing activities
Purchase of property and equipment	(473,490)	(147,695)
Restricted cash	268,405	1,703
Proceeds from sales of assets	29,029	-
Net cash used in investing activities	(176,056)	(145,992)
Cash flows from financing activities
(Payments to) borrowings from factoring, net	(3,576)	1,746,401
(Payment of) proceeds from related party loan	(50,000)	200,000
Proceeds from equity investments	2,000,500	-
Net cash provided by financing activities	1,946,924	1,946,401
Change in cash and cash equivalents	2,176,735	1,394,094

Cash and cash equivalents at beginning of period	423,548	617,054
Cash and cash equivalents at end of period	$2,600,283	$2,011,148

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$20,630	$90,000

Non-Cash Financing Activities:
Related party loan paid off with stock	$-	$200,000
Conversion of loan payable to equity	$2,000,000	$-

The accompanying notes are an integral part of these financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the "Company," “SMC”, or "The Singing Machine"), and wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers. On September 30, 2006, the Company sold its wholly-owned Hong Kong subsidiary International SMC (HK) Limited to See Bright Investments Limited, a non-related third party (see Note 12).

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

THE MANAGEMENT OF THE COMPANY BELIEVES THAT THE FOLLOWING ACCOUNTING POLICIES REQUIRE A HIGH DEGREE OF JUDGEMENT DUE TO THEIR COMPLEXITY:

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Singing Machine's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to cover potential uncollectible accounts. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The actual and estimated sales returns for the six months ended September 30, 2006 and 2005 were $2,050,740 and $1,355,464, respectively. The total return represents 13.4% and 6.4% of the net sales for the six months ended September 30, 2006 and 2005, respectively.

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

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation. As of September 30, 2006 and March 31, 2006, The Singing Machine had gross deferred tax assets of approximately $2.8 million and $6.4 million, respectively, against which the Company recorded valuation allowances totaling approximately $2.8 million and $6.4 million, respectively.

For the quarters ended September 30, 2006 and 2005, the Company recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's former wholly-owned subsidiary International SMC (HK) Limited has applied for an exemption of income tax in Hong Kong. Therefore, no taxes have been expensed or provided for at International SMC (HK) Limited. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly has recorded a provision of $2,453,576 for Hong Kong taxes in fiscal 2003 and 2002. On September 30, 2006, the Company sold International SMC (HK) Limited to See Bright Investments Limited, a non-related third party. The Company through its legal and tax advisors is currently evaluating the status of its tax liability for International SMC (HK) Limited and has not reached a final conclusion at the date of this filing.

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

THE FOLLOWING ARE THE COMPANY'S REMAINING ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Singing Machine Company, Inc. its wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”) and the statement of operations of its former wholly-owned Hong Kong Subsidiary, International SMC (HK) Limited ("Hong Kong Subsidiary") through date of sale. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong and Macau Subsidiaries is their local currencies. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash for the six months ended September 30, 2006 and 2005 were not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at September 30, 2006 and March 31, 2006 were $2,600,283 and $423,548, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at September 30, 2006 and March 31, 2006 are approximately $1,902,086 and $251,108, respectively.

INVENTORIES

Inventories are comprised of electronic karaoke equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a separate component of operating expenses and those billed to customers are recorded as reduction of the operating expenses in the statement of operations.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful lives using accelerated and straight-line methods.

STOCK BASED COMPENSATION

Effective June 15, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $45,663 (included in selling, general and administrative expenses) for the quarter ended September 30, 2006 associated with the expensing of stock options. Employee stock option compensation expense in 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Reported and pro forma net (loss) income and (loss) income per share are as follows:

		For six months ended		For three months ended
		September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net income (loss), as reported		$(344,656)	$(976,311)	$806,432	$925,576
Less: Total stock-based employee compensation expense determined under fair value based method		$(98,355)	$(296,611)	$(45,663)	$(146,543)

Net income (loss), pro forma		$(443,011)	$(1,272,922)	$760,769	$779,033

Net income (loss), per share - basic	As reported	$(0.02)	$(0.10)	$0.04	$0.09
	Pro forma	$(0.03)	$(0.13)	$0.03	$0.08

Net income (loss), per share - diluted	As reported	$(0.02)	$(0.10)	$0.03	$0.09
	Pro forma	$(0.03)	$(0.13)	$0.03	$0.08

Weighted Average Shares basic		16,898,228	9,816,648	22,962,092	10,047,371
Weighted Average Shares diluted		17,432,711	9,816,648	23,496,575	10,047,371

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended September 30, 2006, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the six months ended September 30, 2006: expected dividend yield 0%, risk-free interest rate of 4.6%, volatility of 100.52 % and expected term of three years.

•	For the six months ended September 30, 2005: expected dividend yield 0%, risk-free interest rate of 4%, volatility 194.23% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the six months ended September 30, 2006, and 2005 was $89,242 and $191,546, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the six months ended September 30, 2006 and 2005, these amounts totaled $75,186 and $95,837, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company adopted SFAS 123 (revised 2004) for the fiscal quarter ending after June 15, 2005. Management believes that the effect of the adoption of SFAS 123 (revised 2004) is not material.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has experienced recurring losses in addition to a substantial accumulated deficit. Our unencumbered assets are limited and we might not be able to meet some short-term obligations. These factors, among others, raise substantial doubt that the Company may be able to continue operations as a going concern.

Subsequent to September 30, 2006, we plan to finance our operations as follows:

1) Equity investment - The Company can raise additional capital through private placement within the next 12 months.

2) Related party loan - We may be able to raise additional short term loans from our major shareholder in Hong Kong, who is also one of our suppliers.

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

5) Bank facility - The Company can seek additional banking facilities to finance its domestic purchases.

6) Increase revenues - The Company expects to increase the revenues from the Bratz licensed products. These products would generate additional profits to finance our operation.

There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:
	Septebmer 30,	March 31,
	2006	2006

Finished Goods	$2,839,641	$2,637,277
Inventory in Transit	1,352,131	146,904
Less: Inventory Reserve	(1,020,579)	(1,096,123)
Total Inventories	$3,171,193	$1,688,058

Inventory consigned to customers at September 30, 2006 and March 31, 2006 were $236,285 and $176,750, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company entered into a 3-year factoring agreement with Crestmark Bank in Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of approximately $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at the prime rate plus 2% (10.25% at September 30, 2006). The agreement contains a liquidated damages fee for early termination by the Company, which equals $9,000 for each remaining month of the contract term.

The Company granted Crestmark Bank a senior security interest in all of the Company's accounts receivables and inventory in the United States. The related party loan holders have subordinated their debt to the Crestmark Bank debt.

As of September 30, 2006 and March 31, 2006, the outstanding amount due from Crestmark Bank for factoring was $137,857 and $134,281, respectively. The amount represents excess of customer payments received by Crestmark Bank over advances made to the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2006	2006
Computer and office equipment	5 years	$435,908	$516,456
Furniture and fixtures	5-7 years	274,132	364,026
Leasehold improvements	*	154,125	154,125
Molds and tooling	3 years	599,862	2,725,080
		1,464,027	3,759,687

Less: Accumulated depreciation		(764,323)	(3,246,072)
		$699,704	$513,615

* Shorter of remaining term of lease or useful life

NOTE 6 - LOANS AND LETTERS OF CREDIT

RELATED PARTY LOANS

The related party loans as of September 30, 2006 are due to an officer, a director and an individual and currently bear interest at 5.5%. Pursuant to the Securities Purchase Agreement dated February 21, 2006 which the Company entered with Starlight, the Company may use up to $50,000 of the proceeds from the investment by Starlight to retire a portion of the loans. The balance of the loans, after retirement, was extended for 3 years. The loans are subordinated to the loan with Crestmark Bank (See Note 4.).

On August 15, 2006, the Company repaid $50,000 to a related party, Maureen LaRoche, a business associate of Mr. Bauer, Chairman of the Company’s Board (see Note 8).

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 - SECURITIES PURCHASE AGREEMENT

On February 21, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with koncepts International Limited (the “Purchaser”) pursuant to which the Company agreed to sell 12,875,536 shares of its common stock, $.01 par value per share (the “Common Shares”), and issue 3 common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,000,000 shares of common stock for $3,000,000, at a per share purchase price of $.233. Subject to additional closings conditions as specified in the Purchase Agreement, the closing of the offering was subject to the Company’s successful restructuring of $4,000,000 principal of subordinated debentures which came due on February 20, 2006, as well as the approval of the American Stock Exchange and the shareholders of Starlight International Holdings Ltd. (“Starlight”), parent company of the Purchaser, in accordance with the requirements of the Hong Kong Stock Exchange. On July 25, 2006, we received the approval of the American Stock Exchange, which was the last closing condition to be met, and the private offering was completed on said date.

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

On March 10, 2006 the Company borrowed $2 million from a subsidiary of Starlight, to pay off the $4 million convertible debentures. The bridge loan was converted into equity upon closing of the Starlight $3 million investment.

On June 15, 2006, the necessary vote of shareholders of Starlight approved of the transactions contemplated by the Purchase Agreement. The Company received the final $1,000,000 in cash proceeds for the purchase price from the Purchaser on June 20, 2006. The Company issued 12,875,536 shares of common stock to the Purchaser during the quarter ended June 30, 2006.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The federal court action filed on August 11, 2005 alleged violation of the Copyright Act and the Lanham Act by the defendants, and claims for unfair competition under California law. Sybersound was joined in the complaint by several publisher owners of musical compositions who alleged copyright infringement against all the defendants except The Singing Machine Company, Inc. On November 7, 2005, the district court ordered the publisher plaintiffs’ copyright claims severed from the case. The Singing Machine Company, Inc. is not a party to the severed cases.

In September 2005, the defendants, including The Singing Machine Company, Inc., filed multiple motions to dismiss the original complaint. In October 2005, Sybersound filed a motion for summary judgment. On January 6, 2006, the court granted the motions of the defendants and denied the plaintiff’s motion, thereby dismissing the case against the defendants, including The Singing Machine Company, Inc., with prejudice. Plaintiff Sybersound thereafter appealed the decision to the Ninth Circuit Court of Appeals. The case is currently under review by the appellate court.

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

NON-COMPLIANCE NOTICE FROM AMEX

On September 6, 2006, the Company received notice from The American Stock Exchange (the "Amex") that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension.

Specifically, for the fiscal year ended March 31, 2006, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years.

In order to maintain its Amex listing, the Company was required to submit a Revised Plan to the American Stock Exchange by October 2, 2006 advising the Amex of actions it will take, which may allow it to regain compliance with all of the Exchange's continued listing standards within a maximum of 18 months from July 18, 2005. The Revised Plan will supplement the Plan originally submitted to the American Stock Exchange on August 18, 2005, as required under a notice of non-compliance announced by The Singing Machine on July 22, 2005. The Revised Plan was submitted by the Company prior to the deadline of October 2, 2006. We are awaiting a response from Amex.

The Listings Qualifications Department will evaluate the Revised Plan, including any supplemental information provided, and make a determination as to whether the Company has made a reasonable demonstration in the Revised Plan of an ability to regain compliance. If the Revised Plan is accepted, the Company may be able to continue its listing during the plan period, or until January 18, 2007, during which time it will be subject to periodic review to determine whether it is making progress consistent with the Revised Plan. The Company may be subject to delisting proceedings if the Revised Plan is not accepted, or if the Revised Plan is accepted but the Company is not in compliance with all of the Exchange's continued listing standards within the time frame provided or does not make progress consistent with the Revised Plan during the plan period.

The Company was previously added to the list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD remains subject to the extension .BC to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California and Macau. The leases expire at varying dates. Rent expense for the six months ended September 2006 and 2005 was $310,177 and $357,371, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2006 are as follows:

	Property Lease	Equipment Lease
For period
Less than 1 year	$638,116	$3,791
1 - 3 years	238,501	9,075
over 3 years	-	-
	$876,617	$12,866

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

EMPLOYMENT AGREEMENTS

The Company has an employment contract with one key officer as of September 30, 2006. The employment agreement was entered into on July 20, 2006, with Danny Zheng, Chief Financial Officer of the Company. Based on the agreement, Mr. Zheng’s base salary is $160,000 per year. The agreement also includes a monthly car allowance of $500 per month and a bonus, which is at the sole discretion of the Company’s Board of Directors. The agreement expires on July 17, 2008. In the event of a termination without cause, as defined in the agreement, the employee would be entitled to his base salary earned up to the effective date of termination.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ISSUANCES

During the six months ended September 30, 2006 and 2005, the Company issued 15,214,601 and 277,778 shares of its common stock, respectively.

On September 29, 2006, the Company issued 1,380,000 shares of common stock to Gentle Boss Investments LTD. for $600,300 ($.435 per share).

On September 29, 2006, the Company issued 920,000 shares of common stock to Timemate Industries Limited for $400,200 ($.435 per share).

On September 27, 2006, the Company issued 39,065 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2006, valued at $12,501, which is included in the selling, general, and administrative expenses for the three months ended September 30, 2006.

On June 25, 2006, the Company issued 12,875,536 shares of common stock to koncept International Limited for the $3 million investment.

On May 1, 2005, the Company issued 277,778 shares of common stock for the conversion of a $200,000 related party loan.

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

For the six months ended September 2006 and 2005, 4,984,177 and 4,203,129 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2006, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of September 30, 2006, the Company had granted 1,717,640 options under the Year 2001 Plan, leaving 232,360 options available to be granted. As of September 30, 2006, the Company had 13,050 options issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

The exercise price of employee common stock option issuances in the quarters ended September 2006, and 2005 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the general and administration expenses. The amount of $45,663 was recorded as part of the general and administrative expenses for the quarter ended September 30, 2006.

STOCK WARRANTS

As of September 30, 2006, the Company had a total of 5,000,000 stock purchase warrants outstanding. These warrants were issued to koncept International Limited related to the Securities Purchase Agreement dated February 21, 2006. The exercise price of these warrants range from $0.23 to $0.35. The expiration date of these warrants range from February 21, 2007 to February 20, 2010.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2006	2005	2006	2005

North America	$11,059,483	$13,037,271	$11,633,183	$14,842,108
Europe	3,235,940	5,489,642	3,697,749	6,387,730
Others	3,645	5,400	4,012	94,230
	$14,299,068	$18,532,313	$15,334,944	$21,324,068

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 - GAIN FROM DISPOSAL OF ASSETS

On August 1, 2006, the Company entered into a service agreement with our major shareholder, Starlight International, who would provide shipping and engineering services for the Company at a substantially lower cost compared to the Company’s former Hong Kong subsidiary, International SMC (HK) Limited. On September 30, 2006, the Company sold the Hong Kong subsidiary to a non-related third party and recognized a gain of $20,077. The Company also recognized a gain of $8,950 from the sale of old tools, during the quarter ended June 30, 2006.

NOTE 13 - RELATED PARTY TRANSACTIONS

koncept Internation Limited, a subsidiary of Starlight International Holding Ltd, invested $3 million in the Company. The investment was approved by the American Stock Exchange on July 25, 2006. Currently, koncept owns 51% of the Company’s outstanding common stock.

The Company also purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the six months ended September 30, 2006 were $3,252,000.

On August 1, 2006, the Company entered a service agreement with Starlight Electronics Co., Ltd, a subsidiary of Starlight International Holding Ltd, who would provide the shipping and engineering service to the Company. The monthly service charge is $25,000. The service charge was $50,000 for the three months and six months ended September 30, 2006.

The amount due to Starlight and its subsidiary as of September, 2006 was $1,922,118.

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and its subsidiary (the "Singing Machine," "we," or "us") are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. The Company’s products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months and six months ended September 30, 2006 and 2005.

	For three months ended		For six months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	78.7%	79.4%	79.3%	80.0%

Gross Profit	21.3%	20.6%	20.7%	20.0%

Operating Expenses
Selling expenses	4.4%	3.5%	4.1%	3.7%
General and administrative expenses	10.1%	8.6%	17.0%	14.4%
Depreciation and amortization	1.3%	1.0%	1.9%	1.6%
Total Operating Expenses	15.7%	13.0%	23.0%	19.7%

Income (Loss) from Operating	5.6%	7.6%	-2.3%	0.3%

Other Income (Expenses)
Other income	-	0.5%	-	0.4%
Gain from disposal of assets	0.1%	-	0.2%	-
Interest expense	-0.1%	-0.7%	-0.1%	-1.1%
Interest expense - Amortization of discount
on convertible debentures	-	-2.4%	-	-4.2%

Net Other Income (Expenses)	0.1%	-2.7%	0.1%	-4.9%

Net Income (Loss)	5.6%	5.0%	-2.2%	-4.6%

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005

NET SALES

Net sales for the quarter ended September 30, 2006 decreased to $14,299,068 from $18,532,313, a decrease of $4,233,245 as compared to the quarter ended September 30, 2005. This decrease can be primarily attributed to the decrease of revenues from our hardware sales in Europe and the United States due to the decline in demand for karaoke products in these regions. Our revenues in Central America and Mexico increased.

GROSS PROFIT

Our gross profit for the quarter ended September 30, 2006 decreased to $3,045,645 from $3,823,349, a decrease of $777,704 as compared to the same period in the prior year. The decrease was proportionate to the decrease in revenue. As a percentage of revenues, our gross profit for the three months ended September 30, 2006 increased to 21.3% from 20.6% for the same period in 2005. The increase of gross profit as a percentage of revenues was primarily due to a better pricing strategy and a higher profit from the new products, which were off set by the material and energy cost increases.

OPERATING EXPENSES

For the three months ended September 30, 2006, total operating expenses decreased to $2,250,538 from $2,405,975 for the three months ended September 30, 2005, a decrease of $155,437. The decrease of operating expenses is primarily due to the following changes:

•
The decrease of compensation expenses of approximately $184,000, combined with the increase of stock option expenses. We recorded approximately $45,000 for stock option expenses in this quarter, which was not required to be expensed prior to July 1, 2005.

•	The decrease of operating expenses for our Hong Kong office of approximately $80,000 due to the cost reduction after we consolidated the operation into Starlight office.

•	The increase of consulting and legal fees of approximately $81,000, which related to recent investment activity and business valuations.

Our management will continue to implement cost cutting efforts in order to further reduce operating expenses for the remaining period of the current fiscal year.

OTHER INCOME/EXPENSES

Our net other income/expenses went to $11,325 of other net income for the quarter ended September 30, 2006 from $491,798 of net other expenses for the same period in 2005. The change was primarily due to the retirement of the $4 million debentures in the fourth quarter of fiscal 2006 and the decrease of the interest expense for factoring (Crestmark Bank) and the related-party loans.

INCOME TAXES

For the three months ended September 30, 2006 and 2005, the Company did not record a tax provision because the Company continued to incur losses from its operations during the year-to-date.

NET INCOME

For the three months ended September 30, 2006, net income decreased to $806,432 from $925,576 for the same period in 2005. The decrease was primarily due to the decrease in the revenues.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

NET SALES

Net sales for the six months ended September 30, 2006 decreased to $15,334,944 from $21,324,068 a decrease of $5,989,124 as compared to the quarter ended September 30, 2005. This decrease can be primarily attributed to the same reason as for the three months ended September 30, 2006.

GROSS PROFIT

Our gross profit for the six months ended September 30, 2006 decreased to $3,172,117 from $4,260,244, a decrease of $1,088,127 as compared to the same period in 2005. The decrease of the gross profit was primarily due to the decrease in revenues.. As a percentage of revenues, our gross profit for the six months ended September 30, 2006 increased to 20.7% from 20.0% for the same period in 2005. The increase of gross profit as a percentage to the revenues was primarily due to the same reason as for the three months ended September 30, 2006.

OPERATING EXPENSES

For the six months ended September 30, 2006, total operating expenses decreased to $3,528,014 from $4,199,492 for the six months ended September 30, 2005, a decrease of $671,478. The decrease of operating expenses is primarily due to the following factors:

•	The decrease of selling expenses of approximately $161,000, which is proportionate to the decrease of revenues;

•
The decrease of general and administration expenses of approximately $459,000. The decrease was mainly from the reductions of compensation expenses of approximately $259,000, rent expense of approximately $72,000, traveling expense of approximately $35,000 and the Hong Kong operating expenses of approximately $80,000.

OTHER INCOME/EXPENSES

Our net other income/expenses decreased to $11,241 (income) for the six months ended September 30, 2006 from $1,037,063 for the same period in 2005. The decrease was primarily due to the same reason as for the three months ended September 30, 2006.

INCOME TAXES

For the six months ended September 30, 2006 and 2005, the Company did not record a tax provision because the Company had sufficient net operating losses to carry over to off set the taxable income.

NET LOSS

For the six months ended September 30, 2006, the net loss decreased to $344,656 from $976,311 for the same period a year ago. The decrease of the loss was primarily due to the decrease in amortization expenses for the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, Singing Machine had cash on hand of $2,600,283, as compared to cash on hand of $423,548 as of September 30, 2005. We had a working capital deficit of $653,408 as of September 30, 2006. The accrual of the Hong Kong tax liability of approximately $2.4 million primarily contributes to the working capital deficit.

Net cash provided by operating activities was $405,867 for the six months ended September 30, 2006, as compared to $406,315 used by operating activities the same period in 2005. The increase of cash flow from operating activities was primarily due to the favorable payment term granted by Starlight International and one major supplier.

Net cash used in investing activities for the six months ended September 30, 2006 was $176,056 as compared to $145,992 used in investing activities for the same period in 2005. The increase of investing expenditure was primarily due to the acquisition of the tools for the new models.

Net cash provided by financing activities was $1,946,924 for the six months ended September 30, 2006, as compared to $1,946,401for the same period ended in 2005. We received $1 million from koncepts international as the final payment for the $3 million equity investment in the first quarter of fiscal 2007 and $1,500,000 from two private investors in the second quarter of fiscal 2007. With additional investments and improved supplier factory payment terms, the Company has not borrowed against its factoring facility as of September 30, 2006.

The Company has a factoring agreement with Crestmark Bank, pursuant to which the Company may borrow 70% of eligible accounts receivable up to approximately $2.5 million. The agreement stipulates that we are only allowed to factor sales originating from our warehouses in the United States. The factoring company determines the eligible receivables based on their own credit standard, and the accounts' aging. As of September 30, 2006, the credit availability under this agreement is $883,913.

As of September 30, 2006, our unrestricted cash on hand was approximately $2.6 million. Our average monthly general and administrative expenses are approximately $350,000. We expect that we will require approximately $1.05 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Raising additional capital.

•	Collecting our existing accounts receivable;

•	Selling existing inventory;

•	Vendor financing;

•	Borrowing from our factoring agreement;

Our sources of cash for working capital in the long term, 12 months and beyond are the same as our sources during the short term. We require financing facilities and capital investments to maintain and grow our business. We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 12 months, it may have a material adverse effect on our ability to meet our financial obligations and to continue as a going concern.

Our commitments for debt and other contractual obligations as of September 30, 2006 are summarized as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Property Leases	876,617	638,117	238,501	-	-
Equipment Leases	12,866	3,791	9,075	-	-
Subordinated Debt - Related Party	250,000	-	-	250,000	-
Licensing Agreement	150,000	-	150,000	-	-
Interest Payments	16,175	16,175	-	-	-

Total	$1,305,658	$658,082	$397,576	$250,000	$0

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include: accounts receivable allowance for doubtful accounts, reserves on inventory, deferred tax assets and our Macau income tax exemption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2006, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or September 30, 2006, our exposure to market risk resulting from changes in interest rates is immaterial.

FOREIGN CURRENCY RISK

We have a wholly owned subsidiary in Macau. Sales by our Macau subsidiary made on an FOB China or Hong Kong basis are dominated in U.S. dollars. However, purchases of inventory and Macau operating expenses are typically denominated in Hong Kong dollars, thereby creating exposure to changes in exchange rates. Changes in either the Hong Kong dollar or U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting .

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

As of September 30, 2006, our cash on hand is limited and our working capital is negative. We need approximately $1.05 million in working capital in order to finance our operations over the next three months. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. As of September 30, 2006, our inventory was valued at $3.2 million. See"Liquidity" beginning on page 16. If these sources do not provide us with adequate financing, we may try to seek financing from lenders and investors. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to continue as a going concern. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceeding.

WE MAY BE DEEMED INSOLVENT AND WE MAY GO OUT OF BUSINESS.

As of September 30, 2006, our cash and equity positions are limited. We might not be able to pay all of our creditors on a timely basis. If we are not able to pay our current debts as they become due, we may be deemed to be insolvent. We may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some other form of liquidation or reorganization proceedings.

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

In fiscal 2006 and 2005, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $2.4 million or 7.4% of our net sales in fiscal 2006. Some of the returns resulted from customer's overstock of the products. Although we were not contractually obligated to accept this return of the products, we accepted the return of the products because we valued our relationship with our customers. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of September 30, 2006 we had $3.2 million in inventory on hand. It is important that we sell this inventory during fiscal 2007, so we have sufficient cash flow for operations.

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

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitor for karaoke machines and related products is Memorex. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music; we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2006, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2007. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's and video cassettes.

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW.

The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner. To introduce products on a timely basis, we must:

•	accurately define and design new products to meet market needs;

•	design features that continue to differentiate our products from those of our competitors;

•	transition our products to new manufacturing process technologies;

•	identify emerging technological trends in our target markets;

•	anticipate changes in end-user preferences with respect to our customers' products;

•	bring products to market on a timely basis at competitive prices; and

•	respond effectively to technological changes or product announcements by others.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES.

Over the past several years, Singing Machine (like its competitors) has received notices from certain music publishers alleging that the full range of necessary rights in their copyrighted works has not been properly licensed in order to sell those works as part of products known as “compact discs with graphics” ("CDG"s). CDG's are compact discs which contain the musical recordings of karaoke songs and graphics which contain the lyrics of the songs. Singing Machine has negotiated licenses with the complaining parties, or is in the process of settling such claims, with each one of the complaining copyright owners. As with any alleged copyright violations, unlicensed users may be subject to damages under the U.S. Copyright Act. Such damages and claims could have a negative effect on Singing Machine’s ability to sell its music products to its customers if left unchecked or unresolved. This is the reason why Singing Machine pursues licenses so diligently.

WE MAY BE SUBJECT TO CLAIMS FROM THIRD PARTIES FOR UNAUTHORIZED USE OF THEIR PROPRIETARY TECHNOLOGY, COPYRIGHTS OR TRADE SECRETS AND ANY CLAIMS ASSERTED AGAINST US COULD AFFECT OUR NET PROFITABILITY.

We believe that we independently developed the technology used in our electronic and audio software products and that it does not infringe on the proprietary rights, copyrights or trade secrets of others. However, we cannot assure you that we have not infringed on the proprietary rights of third parties or that those third parties will not make infringement violation claims against us. During fiscal 2000, Tanashin Denki, Ltd., a Japanese company that holds a patent on a cassette tape drive mechanism alleged that some of our karaoke machines violated their patents. We settled the matters with Tanashin in December 1999. Subsequently in December 2002, Tanashin again alleged that some of our karaoke machines violated their patents. We entered into another settlement agreement with them in May 2003. In addition to Tanashin, we could receive infringement claims from other third parties. Any infringement claims may have a negative effect on our profitability and financial condition.

WE ARE EXPOSED TO THE CREDIT RISK OF OUR CUSTOMERS, WHO ARE EXPERIENCING FINANCIAL DIFFICULTIES, AND IF THESE CUSTOMERS ARE UNABLE TO PAY US, OUR REVENUES AND PROFITABILITY WILL BE REDUCED.

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of September 30, 2006, we are aware of only three customers, FAO Schwarz, Musicland and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through September 30, 2006, our common stock has traded between a high of $.95 and a low of $0.22. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of October 10, 2006, investors hold a short position in approximately 274,000 shares of our common stock which represents 2.7% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

On September 6, 2006, the Company received notice from The American Stock Exchange (the "Amex") that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension.

Specifically, for the fiscal year ended March 31, 2006, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years.

The Company was previously added to the list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD remains subject to the extension .BC to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

If our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sales of our common stock or securities.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of September 30, 2006, there were outstanding stock options to purchase an aggregate of 1,730,690 shares of common stock at exercise prices ranging from $.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $1.13 per share. As of September 30, 2006, there were outstanding immediately exercisable options to purchase an aggregate of 518,660 shares of our common stock. There were outstanding stock warrants to purchase 5,000,000 shares of common stock at exercise prices ranging from $.23 to $.35 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.27per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of September 30, 2006, there were 25,274,883 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan).An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. We filed S-3 registration statement on October 25, 2006 to register an aggregate of 20,175,536 shares of our common stock. The market price of our common stock could drop due to the sale of the aforementioned shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of September 30, 2006, we had 25,274,883 shares of common stock issued and outstanding and an aggregate of 6,730,690 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 67,994,427 shares of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2006, the Company issued 1,380,000 shares of common stock to Gentle Boss Investments LTD. for $600,300 ($.435 per share).

On September 29, 2006, the Company issued 920,000 shares of common stock to Timemate Industries Limited for $400,200 ($.435 per share).

On June 25, 2006, the Company issued 12,875,536 shares of common stock to koncept International Limited for the $3 million investment.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of The Singing Machine Company, Inc. or executive officers of The Singing Machine Company, Inc., and transfer was restricted by The Singing Machine Company, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

THE SINGING MACHINE COMPANY, INC.

Dated: November 20, 2006	By:	/s/ YI PING CHAN
Interim Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Dated: November 20, 2006	By:	/s/ DANNY ZHENG
Chief Financial Officer (Principal Accounting and Financial Officer)