Form 10-Q
period 2006-12-31
SINGING MACHINE CO INC
filed 2007-02-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	25,474,883 as of February 9, 2007

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$494,254	$423,548
Restricted cash	-	268,405
Accounts receivable, less allowances of $145,955 and $103,615,
respectively	5,332,673	1,169,271
Due from factor	-	134,281
Inventories	1,947,875	1,688,058
Prepaid expenses and other current assets	496,235	228,402
Total Current Assets	8,271,037	3,911,965
Property and Equipment, at cost less accumulated depreciation
of $910,474 and $3,246,072, respectively	576,462	513,615
Other Non-Current Assets	58,606	98,687
Total Assets	$8,906,105	$4,524,267

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$2,504,939	$1,563,810
Accounts payable - related party	162,210	-
Due to factor	1,157,806	-
Accrued expenses	971,320	648,182
Customer credits on account	433,228	1,034,215
Deferred gross profit on estimated returns	476,638	186,282
Loan payable	-	2,000,000
Subordinated debt-related parties	225,000	300,000
Income tax payable	-	2,453,576
Total Current Liabilities	5,931,141	8,186,065

Shareholders' Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
25,274,883 and 10,060,282 shares issued and outstanding	252,749	100,603
Additional paid-in capital	15,662,903	11,658,031
Accumulated deficit	(12,940,688)	(15,420,432)
Total Shareholders' Equity (Deficit)	2,974,964	(3,661,798)
Total Liabilities and Shareholders' Equity (Deficit)	$8,906,105	$4,524,267

The accompanying notes are an integral part of these financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Net Sales	$11,018,013	$9,877,262	$26,352,957	$31,201,330

Cost of Goods Sold	7,729,089	7,296,801	19,891,916	24,360,625

Gross Profit	3,288,924	2,580,461	6,461,041	6,840,705

Operating Expenses
Selling expenses	1,414,703	920,981	2,046,639	1,713,503
General and administrative expenses	1,348,287	1,431,452	3,956,964	4,500,176
Depreciation and amortization	134,005	176,512	421,406	514,758

Total Operating Expenses	2,896,995	2,528,945	6,425,009	6,728,437

Income from Operations	391,929	51,516	36,032	112,268

Other Income (Expenses)
Other income	-	15,516	-	105,834
Gain on sale of subsidiary and other assets	-	-	29,029	-
Interest expense	(21,105)	(180,887)	(38,893)	(410,980)
Interest expense - Amortization of discount
on convertible debentures	-	(451,096)	-	(1,348,384)

Net Other Income (Expenses)	(21,105)	(616,467)	(9,864)	(1,653,530)

Income (Loss) before reversal of provision for income taxes	370,824	(564,951)	26,168	(1,541,262)

Reversal of Provision for income taxes	2,453,576	-	2,453,576	-

Net Income (Loss)	$2,824,400	$(564,951)	$2,479,744	$(1,541,262)

Income (Loss) per Common Share
Basic	$0.11	$(0.06)	$0.13	$(0.15)
Diluted	$0.10	$(0.06)	$0.11	$(0.15)

Weighted Average Common and Common
Equivalent Shares:
Basic	25,274,883	10,055,791	19,700,600	9,958,269
Diluted	28,289,376	10,055,791	22,715,093	9,958,269

The accompanying notes are an integral part of these financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Nine Months Ended
	December 31, 2006	December 31, 2005

Cash flows from operating activities
Net Income (Loss)	$2,479,744	$(1,541,262)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Reversal of provision for income taxes	(2,453,576)	-
Amortization of discount/deferred fees on convertible debentures	-	1,553,082
Change in inventory reserve	(745,160)	(616,735)
Depreciation and amortization	421,406	514,757
Deferred gross profit on estimated sales returns	290,356	(39,727)
Change in allowance for bad debts	42,340	95,016
Stock compensation	156,519	9,167
Gain on sale of subsidiary and other assets	(29,029)	-
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(4,205,742)	(3,819,169)
Inventories	485,343	2,096,952
Prepaid expenses and other assets	(267,833)	35,084
Other non-current assets	40,080	18,729
Increase (Decrease) in:
Accounts payable	941,129	1,506,629
Accounts payable - related party	162,210	-
Accrued expenses	323,138	187,544
Customer credits on account	(600,987)	(1,012,472)
Net liabilities sold with subsidiary	74,181	-
Net cash used in operating activities	(2,885,881)	(1,012,405)
Cash flows from investing activities
Purchase of property and equipment	(484,253)	(163,137)
Restricted cash	268,405	(4,809)
Proceeds from sales of subsidiary and assets	21,702	-
Net assets sold with subsidiary	(66,854)	-
Net cash used in investing activities	(261,000)	(167,946)
Cash flows from financing activities
Borrowings from factoring, net	1,292,087	1,340,462
Payment of related party loans	(75,000)	(100,000)
Proceeds from equity investments	2,000,500	-
Net cash provided by financing activities	3,217,587	1,240,462

Change in cash and cash equivalents	70,706	60,111

Cash and cash equivalents at beginning of period	423,548	617,054
Cash and cash equivalents at end of period	$494,254	$677,166

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$43,283	$129,583

Non-Cash Financing Activities:
Related party loan paid off with stock	$-	$200,000
Conversion of loan payable to equity	$2,000,000	$-

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

The preparation of The Singing Machine's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and revenues and expenses during the period presented. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The returns for the nine months ended December 31, 2006 and 2005 were $2,442,853 and $2,184,114, respectively. These include the provision for future returns in the amount of $1,798,599 and $1,626,219, respectively. The total return represents 9.3% and 7.0% of the net sales for the nine months ended December 31 2006, and 2005, respectively.

INVENTORY

The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

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

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation. As of December 31, 2006 and March 31, 2006, The Singing Machine had gross deferred tax assets of approximately $2.8 million and $6.4 million, respectively, against which the Company recorded valuation allowances totaling approximately $2.8 million and $6.4 million, respectively.

For the quarters ended December 31, 2006 and 2005, the Company recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

The Company's former wholly-owned subsidiary, International SMC (HK) Limited had applied for an exemption of income tax in Hong Kong. Therefore, no taxes had been expensed or provided for at International SMC (HK) Limited. Although no decision has been reached by the governing body, the parent company has reached the decision to provide for the possibility that the exemption could be denied and accordingly had recorded a provision of $2,453,576 in the consolidated financial statements for Hong Kong taxes in fiscal 2003, 2002 and 2001.

As a result of restructuring its operations in China, the Company established a wholly owned Macau subsidiary to conduct its operations in China. In August 2006, the Company engaged its major shareholder in Hong Kong, Starlight International to provide engineering and shipping services (See Note 6). In September 2006, the Company sold its wholly owned Hong Kong subsidiary, International SMC (HK) Limited (“ISMC”) to See Bright Investments Limited.

As a consequence of the ISMC divestiture, and based on the opinion of the Hong Kong tax counsel, as well as “hold harmless” representations from the present shareholders of ISMC, the Company has reversed the previously recorded provision of Hong Kong tax of approximately $2,453,000 in the quarter ended December 31, 2006. Such reversal has been presented in the income tax section of the accompanying statements of operations.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong and Macau Subsidiaries is the Hong Kong dollar. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions and translations were not material during the periods presented.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at December 31, 2006 and March 31, 2006 were $494,254 and $423,548, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at December 31, 2006 and March 31, 2006 are approximately $249,236 and $251,108, respectively.

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

STOCK BASED COMPENSATION

Effective June 15, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $45,663 (included in selling, general and administrative expenses) for the quarter ended December 31, 2006 associated with the expensing of stock options. Employee stock option compensation expense in 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Reported and pro forma net income (loss) and income (loss) per share are as follows:

	For three months ended		For nine months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Net income (loss), as reported	$2,824,400	$(564,951)	$2,479,744	$(1,541,262)

Less: Total stock-based employee compensation expense determined under fair value based method	$(45,663)	$(127,333)	$(144,018)	$(423,945)

Net income (loss), pro forma	$2,778,737	$(692,284)	$2,335,726	$(1,965,207)

Net income (loss), per share - basic As reported	$0.11	$(0.06)	$0.13	$(0.15)
Pro forma	$0.11	$(0.07)	$0.12	$(0.20)

Net income (loss), per share - diluted As reported	$0.10	$(0.06)	$0.11	$(0.15)
Pro forma	$0.10	$(0.07)	$0.10	$(0.20)

Weighted Average Shares Basic	25,274,883	10,055,791	19,700,600	9,958,269
Weighted Average Shares Diluted	28,289,376	10,055,791	22,715,093	9,958,269

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended December 31, 2006, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the nine months ended December 31, 2006: expected dividend yield 0%, risk-free interest rate of 4.7%, volatility of 82.51 % and expected term of three years.

•	For the nine months ended December 31, 2005: expected dividend yield 0%, risk-free interest rate of 4%, volatility 191.97% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the nine months ended December 31, 2006, and 2005 was $197,360 and $313,901, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the nine months ended December 31, 2006 and 2005, these amounts totaled $92,569 and $105,130, respectively.

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

NOTE 2 - INVENTORIES

Inventories are comprised of the following components:

	December 31,	March 31,
	2006	2006

Finished Goods	$2,222,331	$2,637,277
Inventory in Transit	50,549	146,904
Less: Inventory Reserve	(325,005)	(1,096,123)

Total Inventories	$1,947,875	$1,688,058

Inventory consigned to customers at December 31, 2006 and March 31, 2006 were $296,298 and $176,750, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company entered into a 3-year factoring agreement with Crestmark Bank in Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of approximately $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at the prime rate plus 2% (10.25% at December 31, 2006). The agreement contains a liquidated damages fee for early termination by the Company, which equals $9,000 for each remaining month of the contract term.

The Company granted Crestmark Bank a senior security interest in all of the Company's accounts receivables and inventory in the United States. The related party loan holders have subordinated their debt to the Crestmark Bank debt.

As of December 31, 2006, the outstanding amount due to Crestmark bank for factoring was $1,157,806. The remaining credit availability based on available accounts receivable was $703,953 as of December 31, 2006.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31	March 31
	LIFE	2006	2006
Computer and office equipment	5 years	$440,945	$516,456
Furniture and fixtures	5-7 years	218,710	364,026
Leasehold improvements	*	209,003	154,125
Molds and tooling	3 years	618,278	2,725,080
		1,486,936	3,759,687

Less: Accumulated depreciation		(910,474)	(3,246,072)
		$576,462	$513,615

* Shorter of remaining term of lease or useful life

NOTE 5 - RELATED PARTY LOANS

The related party loans as of December 31, 2006 are due to a director and an individual and currently bear interest at 5.5%. Pursuant to the Securities Purchase Agreement dated February 21, 2006 which the Company entered with Starlight, the Company may use up to $50,000 of the proceeds from the investment by Starlight to retire a portion of the loans. The balance of the loans, after retirement, was extended for 3 years. The loans are subordinated to the loan with Crestmark Bank (See Note 4).

On December 4, 2006, Yi Ping Chan, former interim CEO and COO of The Singing Machine Company, Inc., was repaid $25,000 for a loan plus $244 of interest upon Mr. Chan’s demand. The loan was advanced to the Company in July 2003.

NOTE 6 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

In order to maintain its Amex listing, the Company was required to submit a Revised Plan to the American Stock Exchange by October 2, 2006 advising the Amex of actions it will take, which may allow it to regain compliance with all of the Exchange's continued listing standards within a maximum of 18 months from July 18, 2005. The Revised Plan will supplement the Plan originally submitted to the American Stock Exchange on August 18, 2005, as required under a notice of non-compliance announced by The Singing Machine on July 22, 2005. The Revised Plan was submitted by the Company prior to the deadline of October 2, 2006. As of December 31, 2006, the Company is awaiting a response from Amex regarding the revised plan.

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

The Company was previously added to the list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD remains subject to the extension “.BC” to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California and Macau. The leases expire at varying dates. Rent expense for the nine months ended December 2006 and 2005 was $363,493 and $508,981, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2006 are as follows:

	Property Lease	Equipment Lease
For period

Less than 1 year	$614,823	$3,791
1 - 3 years	89,144	8,105
over 3 years	-	-
	$703,967	$11,896

MERCHANDISE LICENSE AGREEMENTS

On November 21, 2006, we entered into a three-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of consumer electronic products based on MGA's BRATZ(TM) franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, New Zealand, Chile and Australia. These consumer electronic products include boom boxes, clock radios and portable DVDs. The license agreement contains a minimum guarantee payment term.

EMPLOYMENT AGREEMENTS

The Company also entered into an employee agreement with a key manager, on October 4, 2006. Based on the agreement, the base salary is $160,000 per year. The agreement also includes a monthly car allowance of $500 per month and a bonus, which is based on hardware net sales revenue. The agreement expires on October 31, 2008. In the event of a termination without cause, as defined in the agreement, the employee would be entitled to their base salary earned up to the effective date of termination.

On December 6, 2006, the Company entered into a separation and release agreement with Yi Ping Chan, former interim chief executive officer and chief operating officer of the Company. Per the agreement, Mr. Chan is entitled to a severance payment equal to $72,916, in addition to a relocation expense of $40,000. These amounts are included in the general and administrative expenses for the three months ended December 31, 2006.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ISSUANCES

During the nine months ended December 31, 2006 and 2005, the Company issued 15,214,601 and 290,689 shares of its common stock, respectively.

On September 29, 2006, the Company issued 1,380,000 shares of common stock to Gentle Boss Investments LTD. for $600,300 ($.435 per share).

On September 29, 2006, the Company issued 920,000 shares of common stock to Timemate Industries Limited for $400,200 ($.435 per share).

On September 27, 2006, the Company issued 39,065 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2006, valued at $12,501, which is included in the selling, general, and administrative expenses for the nine months ended December 31, 2006.

On June 25, 2006, the Company issued 12,875,536 shares of common stock to koncept International Limited for a $3 million investment.

On November 1, 2005, the Company issued 12,911 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2005, valued at $9,167, which is included in the selling, general, and administrative expenses for the nine months ended December 31, 2005.

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

For the nine months ended December 2006 and 2005, 2,542,214 and 3,972,159 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of December 31, 2006, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of December 31, 2006, the Company had granted 1,717,640 options under the Year 2001 Plan, leaving 232,360 options available to be granted. As of December 31, 2006, the Company had 13,050 options issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

The exercise price of employee common stock option issuances in the quarters ended December 2006, and 2005 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the general and administration expenses. The amount of $45,663 was recorded as part of the general and administrative expenses for the quarter ended December 31, 2006. The amount of $144,018 was recorded as part of the general and administrative expenses for the nine months ended December 31, 2006.

STOCK WARRANTS

As of December 31, 2006, the Company had a total of 5,000,000 stock purchase warrants outstanding. These warrants were issued to koncept International Limited related to the Securities Purchase Agreement dated February 21, 2006. The exercise price of these warrants range from $0.23 to $0.35. The expiration date of these warrants range from February 21, 2007 to February 20, 2010.

NOTE 9 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2006 were made by the Macau Subsidiary and International SMC (HK) Limited. The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2005 were made by International SMC (HK) Limited. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31		December 31,
	2006	2005	2006	2005

North America	$8,645,404	$6,596,397	$20,278,587	$21,438,505
Europe	2,038,569	3,184,424	5,736,318	9,572,154
Others	334,040	96,441	338,052	190,671
	$11,018,013	$9,877,262	$26,352,957	$31,201,330

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 10 - RELATED PARTY TRANSACTIONS

koncept International Limited, a subsidiary of Starlight International Holding Ltd, invested $3 million in the Company. The investment was approved by the American Stock Exchange on July 25, 2006. As of December 31, 2006, koncept owns 51% of the Company’s outstanding common stock.

The Company also purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the nine months ended December 31, 2006 were $3,252,000.

On August 1, 2006, the Company entered a service agreement with Starlight Electronics Co., Ltd, a subsidiary of Starlight International Holding Ltd, who would provide the shipping and engineering service to the Company. The monthly service charge is $25,000. For the three and nine months ended December 31, 2006, the service charge was $75,000 and $125,000, respectively.

Beginning on October 1, 2006, the Company entered into a service agreement with Starlight Electronics Co., Ltd. to allow Starlight to use warehouse space at the Company’s California warehouse. The monthly service charge is $26,000. For the three and nine months ended December 31, 2006, the service charge was $78,000.

The amount due to Starlight and its subsidiaries as of December 31, 2006 was $162,210.

NOTE 11-SUBSEQUENT EVENTS

On January 16, 2007, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with two accredited and/or institutional investors (the “Purchasers”) pursuant to which we agreed to sell and issue an aggregate of 1,200,000 shares of common stock, $.01 par value per share (the “Common Shares”) for an aggregate purchase price of approximately $1,000,000, or a per share purchase price of $0.833. Subject to customary closing conditions as specified in the Purchase Agreements, the closing of the offering is subject to the approval of the American Stock Exchange of the listing of the Common Shares. The parties intend to complete this offering within the next 30 days, assuming all closing conditions are met.

On February 1, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreements”) with an accredited and/or institutional investor (the “Purchasers”) pursuant to which we agreed to sell and issue an aggregate of 526,316 shares of common stock, $.01 par value per share (the "Common Shares") for an aggregate purchase price of approximately $500,000, or a per share purchase price of $0.95. Subject to customary closing conditions as specified in the Purchase Agreements, the closing of the offering is subject to the approval of the American Stock Exchange of the listing of the Common Shares. The parties intend to complete this offering within the next 30 days, assuming all closing conditions are met.

In addition, under the Purchase Agreements we granted the Purchasers “piggy-back” registration rights with respect to the Common Shares on the next registration statement (other than on Form S-8, S-4 or similar Forms) filed by us.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months and nine months ended December 31, 2006 and 2005.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For three months ended		For nine months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	70.1%	73.9%	75.5%	78.1%

Gross Profit	29.9%	26.1%	24.5%	21.9%

Operating Expenses
Selling expenses	12.8%	9.3%	7.8%	5.5%
General and administrative expenses	12.2%	14.5%	15.0%	14.4%
Depreciation and amortization	1.2%	1.8%	1.6%	1.6%
Total Operating Expenses	26.3%	25.6%	24.4%	21.6%

Income (Loss) from Operating	3.6%	0.5%	0.1%	0.4%

Other Income (Expenses)
Other income	-	0.2%	-	0.3%
Gain from disposal of assets	-	-	0.1%	-
Interest expense	-0.2%	-1.8%	-0.1%	-1.3%
Interest expense - Amortization of discount
on convertible debentures	-	-4.6%	-	-4.3%

Net Other Income (Expenses)	-0.2%	-6.2%	-	-5.3%

Net Income (Loss)	25.6%	-5.7%	9.4%	-4.9%

QUARTER ENDED DECEMBER 31, 2006 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2005

NET SALES

Net sales for the quarter ended December 31, 2006 increased to $11,018,013 from $9,877,262, an increase of $1,140,751 as compared to the quarter ended December 31, 2005. This increase can be primarily attributed to the increase in the music sales of approximately $900,000 for the quarter ended December 31, 2006 compared to the same period last year.

GROSS PROFIT

Our gross profit for the quarter ended December 31, 2006 increased to $3,288,924 from $2,580,461, an increase of $708,463 as compared to the same period in the prior year. As a percentage of revenues, our gross profit margin for the three months ended December 31, 2006 increased to 29.9% from 26.1% for the same period in 2005. The increase was mainly contributed by the increased music sales.

OPERATING EXPENSES

For the three months ended December 31, 2006, total operating expenses increased to $2,896,995 from $2,528,945 for the three months ended December 31, 2005, an increase of $368,050. The increase of operating expenses is primarily due to the following changes:

•
An increase of $494,000 in selling expenses due to an increase of approximately $269,000 in royalties as well as an increase of approximately $229,000 in commission expenses. These expenses increased as a result of an increase in music sales.

•
A decrease of approximately $83,000 in general and administrative expenses. This decrease was caused by a decrease in insurance expense of approximately $50,000 due to decreased premiums, decrease in legal fees of approximately $40,000, and a decrease of rent expense of approximately $50,000. These were offset by an increase in accounting expense of approximately $34,000.

•	A decrease of approximately $42,000 in depreciation and amortization expenses due to the Company’s decision to scale back on the number of different models produced.

OTHER EXPENSES

Our net other expenses totaled $21,105 for the quarter ended December 31, 2006 from $616,467 of net other expenses for the same period in 2005. The change was primarily due to the retirement of the $4 million debentures in the fourth quarter of fiscal 2006 and the decrease of the interest expense for the related-party loans.

INCOME TAXES

For the three months ended December 31, 2006 and 2005, the Company did not record a tax provision because the Company believes that there will be no tax liability for year ended March 31, 2007.

The Company recorded an income tax provision reversal of $2,453,576 (See Note 1).

NET INCOME (LOSS)

For the three months ended December 31, 2006, net income increased to $2,824,400 from a net loss of $564,951 for the same period in 2005. The increase was primarily due to the reversal of the income tax provision for the Company’s former Hong Kong subsidiary and the profit generated from the operations.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005

NET SALES

Net sales for the nine months ended December 31, 2006 decreased to $26,352,957 from $31,201,330 a decrease of $4,848,373 as compared to the quarter ended December 31, 2005. This decrease can be primarily attributed to the decrease of the hardware sales.

GROSS PROFIT

Our gross profit for the nine months ended December 31, 2006 decreased to $6,461,041 from $6,840,705, a decrease of $379,664 as compared to the same period in 2005. The decrease of the gross profit was primarily due to the decrease in hardware sales. As a percentage of revenues, our gross profit margin for the nine months ended December 31, 2006 increased to 24.5% from 21.9% for the same period in 2005. The increase of gross profit as a percentage to the revenues was primarily due to the increase of music sales. The profit margin of music sales is higher than the hardware sales.

OPERATING EXPENSES

For the nine months ended December 31, 2006, total operating expenses decreased to $6,425,009 from $6,728,437 for the nine months ended December 31, 2005, a decrease of $303,428. The decrease of operating expenses is primarily due to the following factors:

•	The increase of approximately $333,000 in selling expenses due to the same reasons as for the three months ended December 31, 2006.
•	The decrease of approximately $93,000 in tooling expenses due to the same reasons as for the three months ended December 31, 2006.
•
The decrease of approximately $543,000 in general and administrative expenses due to the decrease in amortized loan costs of approximately $205,000, decrease in rent of approximately $123,000 and compensation expense of approximately $140,000 and insurance expense of approximately $50,000.

OTHER EXPENSES

Our net other expenses decreased to $9,864 for the nine months ended December 31, 2006 from $1,653,530 for the same period in 2005. The decrease was primarily due to the same reason as for the three months ended December 31, 2006. The change was primarily due to the retirement of the $4 million debentures in the fourth quarter of fiscal 2006 and the decrease of the interest expense for factoring (Crestmark Bank) and the related-party loans

INCOME TAXES

For the nine months ended December 31, 2006 and 2005, the Company did not record a tax provision because the Company believes that there will be no tax liability for year ended March 31, 2007.

The Company recorded an income tax provision reversal of $2,453,576 (See Note 1).

NET INCOME (LOSS)

For the nine months ended December 31, 2006, net income increased to $2,479,744 from a net loss of $1,541,262 for the same period a year ago. The decrease of the loss was primarily due to the decrease in amortization expenses for the convertible debenture and the reversal of the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, Singing Machine had cash on hand of $494,254, as compared to cash on hand of $677,166 as of December 31, 2005. We had a working capital surplus of $2,339,896 as of December 31, 2006.

Net cash used in operating activities was $2,885,881 for the nine months ended December 31, 2006, as compared to $1,012,405 used in operating activities the same period in 2005. The decrease of cash flow from operating activities was primarily due to the selling off of prior year’s inventory during the nine months ended December 31, 2005 of approximately $1.6 million.

Net cash used in investing activities for the nine months ended December 31, 2006 was $261,000 as compared to $167,946 used in investing activities for the same period in 2005. The increase of investing expenditure was primarily due to the acquisition of the tools for the new models.

Net cash provided by financing activities was $3,217,587 for the nine months ended December 31, 2006, as compared to $1,240,462 for the same period ended in 2005. We received $1 million from koncepts International as the final payment for the $3 million equity investment in the first quarter of fiscal 2007 and $1,000,500 from two private investors in the second quarter of fiscal 2007.

In January 2007, the Company has entered Security Purchase Agreements with three institutional investors through private placement for total investment of $1,500,000.

The Company has a factoring agreement with Crestmark Bank, pursuant to which the Company may borrow 70% of eligible accounts receivable up to approximately $2.5 million. The agreement stipulates that we are only allowed to factor sales originating from our warehouses in the United States. The factoring company determines the eligible receivables based on their own credit standard, and the accounts' aging. As of December 31, 2006, the remaining credit availability under this agreement is $703,953.

As of December 31, 2006, our unrestricted cash on hand was approximately $494,254. Our average monthly general and administrative expenses are approximately $350,000. We expect that we will require approximately $1.05 million for working capital during the next three-month period.

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

As of December 31, 2006, the Company's commitments for debt and other contractual arrangements are summarized as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Property Leases	$703,967	$614,823	$89,144	$-	$-
Equipment Leases	11,896	3,791	8,105	-	-
Subordinated Debt - Related Party	225,000	-	-	225,000	-
Licensing Agreement	520,000	85,000	435,000	-	-
Interest Payments	12,299	12,299	-	-	-

Total	$1,473,162	$715,912	$532,248	$225,000	$-

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate returns and maintain the appropriate level of inventory. We believe that we have proper return reserves to cover potential returns based on historical return ratios and information available from the customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2006, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or December 31, 2006, our exposure to market risk resulting from changes in interest rates is immaterial.

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

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We have worked out a written agreement with a factory in China to produce most of our karaoke machines for fiscal 2007. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of December 31, 2006 we had $1.95 million in inventory on hand. It is important that we sell this inventory during fiscal 2007, so we have sufficient cash flow for operations.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES.

Over the past several years, Singing Machine (like its competitors) has received notices from certain music publishers alleging that the full range of necessary rights in their copyrighted works has not been properly licensed in order to sell those works as part of products known as “compact discs with graphics” ("CDGss”). CDG's are compact discs which contain the musical recordings of karaoke songs and graphics which contain the lyrics of the songs. Singing Machine has negotiated licenses with the complaining parties, or is in the process of settling such claims, with each one of the complaining copyright owners. As with any alleged copyright violations, unlicensed users may be subject to damages under the U.S. Copyright Act. Such damages and claims could have a negative effect on Singing Machine’s ability to sell its music products to its customers if left unchecked or unresolved. This is the reason why Singing Machine pursues licenses so diligently.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail retailers, which are catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of December 31, 2006, we are aware of only three customers, FAO Schwarz, Musicland and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

CURRENCY EXCHANGE RATE RISK

Our major suppliers are located in China. The Chinese local currency has appreciated over 3% against the US dollars in 2006. If this trend continues, our costs may increase in the future. This may decrease our profit margin.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through December 31, 2006, our common stock has traded between a high of $.95 and a low of $0.22. During this period, we had liquidity problems and incurred a net loss of approximately $1.9 million in fiscal 2006 and loss of approximately $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of December 12, 2006, investors hold a short position in approximately 170,600 shares of our common stock which represents .70% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

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

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of December 31, 2006, there were outstanding stock options to purchase an aggregate of 1,730,690 shares of common stock at exercise prices ranging from $.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $1.13 per share. As of December 31, 2006, there were outstanding immediately exercisable options to purchase an aggregate of 556,707 shares of our common stock. There were outstanding stock warrants to purchase 5,000,000 shares of common stock at exercise prices ranging from $.23 to $.35 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.27 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of December 31, 2006, there were 25,274,883 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. We filed S-3 registration statement on October 25, 2006 to register an aggregate of 9,882,464 shares of our common stock. The market price of our common stock could drop due to the sale of the aforementioned shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of December 31, 2006, we had 25,274,883 shares of common stock issued and outstanding and an aggregate of 6,730,690 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 67,994,427 shares of common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

31.1 Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certifying Statement of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Dated: February 14, 2007	By:	/s/ DANNY ZHENG
Chief Financial Officer (Principal Accounting and Financial Officer)and Interim CEO (Principal Executive Officer)