Form 10-K
period 2007-03-31
SINGING MACHINE CO INC
filed 2007-07-16
CIK 923601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-24968

THE SINGING MACHINE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6601 LYONS ROAD, BUILDING A-7, COCONUT CREEK, FL 33073
(Address of principal executive offices)

(954) 596-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 Par Value Per Share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

. Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of July 2, 2007, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the American Stock Exchange of $0.63 was approximately $18,826,740 (based on 29,883,714 shares outstanding). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of July 2, 2007 was 29,883,714.

DOCUMENTS INCORPORATED BY REFERENCE - None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to attract and retain management;

•	our growth strategies;

•	anticipated trends in our business;

•	our future results of operations;

•	our ability to make or integrate acquisitions;

•	our liquidity and ability to finance our acquisition and development activities;

•	the timing, cost and procedure for proposed acquisitions;

•	the impact of government regulation;

•	planned capital expenditures (including the amount and nature thereof);

•	our financial position, business strategy and other plans and objectives for future operations;

•	competition;

•	the ability of our management team to execute its plans to meet our goals;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings ‘‘Risk factors’’, ‘‘Management’s discussion and analysis of financial condition and results of operations’’, ‘‘Business’’ and elsewhere in this prospectus.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc. (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, accessories, music, musical instruments, and licensed youth electronic products. We contract for the manufacturing of all our electronic equipment products with factories located in China. We also produce and market karaoke music, including compact discs plus graphics ("CD+G's"), which contain music and lyrics of popular songs for use with karaoke recording equipment. We obtain the song licenses from major publishers such as EMI, Universal, Sony and Warner and contract for the reproduction of music recordings with independent studios.

We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we are the first company to introduce the home karaoke products to the United States. In May 1994, we merged into a wholly-owned subsidiary incorporated in Delaware with the same name. As a result of that merger, the Delaware Corporation became the successor to the business and operations of the California Corporation and retained the name The Singing Machine Company, Inc. In July 1994, we formed a wholly owned subsidiary in Hong Kong, known as International SMC (HK) Ltd. ("International SMC" or "Hong Kong subsidiary"), to coordinate our engineering, production, logistics and financial operations in China. In September 2006, International SMC was sold to See Bright Investments Limited, a non-related third party. In December 2005, we formed a wholly-owned subsidiary SMC (Comercial Offshore De Macau) Limitada in Macau, China (“SMC Macau” or “Macau subsidiary”), to provide shipping, engineering and sourcing support for Singing Machine and Subsidiaries. Our Macau subsidiary has been approved to operate its business in Macau as Macau Offshore Company (MOC) and is exempt for the Macau corporate income tax.

In November 1994, we closed an initial public offering of 2,070,000 shares of our common stock and 2,070,000 warrants. In April 1997, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On March 17, 1998, our plan of reorganization was approved by the U.S. Bankruptcy Court. On June 10, 1998, our plan of reorganization had been fully implemented and we emerged from the reorganization proceeding. Since then, we have developed the Karaoke products featuring on-screen lyric, built-in camera and digital key control functions. We have been listed on the AMEX since March 8, 2001. Our common stock currently trades on under the stock symbol "SMD." Our principal executive offices are located in Coconut Creek, Florida.

We have raised approximately $6 million from an equity investment from investors in Hong Kong from February 2006 to June 2007. The investors include two major suppliers, koncept International Limited and Arts Electronics Co., Ltd. The investments from the major suppliers underscore their support to the Company.

As used herein, “Company,” “Singing Machine,” “we,” “us,” and similar terms include The Singing Machine Company, International SMC and SMC (Comercial Offshore Do Macau) Limitada, unless the context indicates otherwise.

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the product development, manufacturing, and marketing to bring the latest technology to the Karaoke and the youth electronics market. We intend to leverage our knowledge, valuable customer base, and strong relationship with factories to acquire other consumer electronics companies. We intend to achieve this objective by balancing our organic growth and external growth initiatives.

Organic Growth Strategy

We intend to pursue various initiatives associated with our organic growth strategy that are designed to enhance our market presence, expand our customer base and new product development. The key elements of our organic growth strategy include the following:

Develop and Market the Bratz Licensed Products. Bratz is one of most prominent names in the youth female marketplace. We have obtained a license from MGA entertainment to produce karaoke and youth electronic products under the “Bratz” brand name. Currently, our Bratz products are sold at Toy R Us stores. We intend to market this product line through various retailers in North America and Latin America. We expect that the Bratz product line will represent 10% to 20% of our total revenues in fiscal 2008 and that the profit margin from Bratz product will be higher than other product lines since the competition is limited on the licensed products. This will allow our Company to diversify our product line and reduce our dependency on a single karaoke product.

Develop new features for karaoke equipment. The technology development in the karaoke market has stalled since 2004. We believe that in order to revitalize the karaoke market, we need to incorporate new technologies into karaoke equipment, such as iPod compatibility with digital recording. Our major shareholder and supplier, Starlight International, parent of koncept International Limited, has a strong research and development team, which is currently working with our team to develop new products. We believe the development of new products will reinforce our leadership position in the karaoke market and regain our market share.

Focus on the key customers. We believe that we have the most selections among the competitors in the karaoke market. We will continue to provide the exclusive products for the major retailers by understanding that their needs include the specification, target price, and service support. We will focus on the product development for discounted stores like Wal-Mart and Target, which represent what we believe to be approximately a $10 million to $15 million market opportunity. We believe this is one of the major areas in which we can substantially increase our revenues.

Establish the music download business. Downloading music is one of the fastest growing areas in the music industry. We believe that the future of karaoke music distribution is through legal mediums of internet download sites (ex. iTune, iPhone, Amazon, etc). Since karaoke music only accounts for a small percentage of total music business, the retailers usually only offer a limited selection of karaoke products. Thus, it is difficult for the customers to find karaoke music in retail outlets, especially for the songs they like. While we maintain our physical CD distribution business, we have also explored the possibility of a music download project with one major download company. The customers will be able to download both the music and the lyrics directly from the internet and play them on the karaoke products we have developed this year.

External Growth Strategy

While our historical growth has been solely organic, we intend to pursue a growth strategy in the future that contemplates a balanced combination of organic growth and external growth. Our external growth strategy will be characterized by strategic acquisition of small consumer electronic companies who have growth potential. Accordingly, we intend to leverage the skill sets of our management team and board of directors to actively evaluate potential target companies and consummate merger and acquisition transactions as an important component of our business model.

Acquisition Environment. Most of the major retailers in the United States prefer to buy the products from the factories directly. This has changed the traditional distribution model by eliminating the importers and the brokers. In light of these developments, product costs have been cut down dramatically, as well as the retail prices. We believe that the small to medium size companies who primarily depended on a constant significant profit margin in the past will not be able to compete in this business environment in the future. At the same time, the capital funding is limited in this mature electronics market. Public and private equity are generally difficult to access, especially for those companies with inadequate management resources, unproven management teams and unproven market leadership. On the other hand, we believe that the factories in China are eager to extend their relationship to the major retailers, but they lack the understanding of the business environment in the United States.

Opportunity for the Company. Based on preliminary discussions with potential targets, we believe that we will be attractive to the potential targets because of the following:

•	Our diversified management team and the seasoned board of directors, who have significant experiences operating businesses in the United States and working with factories in China;

•	Our efficient business model, which is characterized by a rapid product development cycle, low operational costs and high inventory turn over;

•
Strong relationship with key factories in China. Two of our major shareholders are also major factories in China. This allows us to lower our production costs and obtain vendor financing on the purchase; and

•	A visible exit strategy that offers cash or public traded securities.

Structure of Transaction Contemplated. We intend to acquire either the ownership or the assets of the potential acquisition targets. Depending on the needs of our potential targets, we anticipate using both cash and stock as consideration for these acquisitions.

Acquisition Parameters. We intend to acquire companies that have potential for significant growth but are limited by their resources and management’s abilities. We will focus on companies that have exhibited historical profitability or those that can combine with our Company to become profitable. We look for companies with strong brand name recognition that may bring additional revenues to our Company.

PRODUCT LINES

We currently have four different product lines which consist of over 50 different models. The product lines consist of the following:

•
Karaoke Machines that incorporate such features as CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, built-in camera, video cassette recorders, and home theater systems. Our machines sell at retail prices ranging from $30 for basic units to $200 for semi-professional units

•
Music which includes a songs library of over 2,500 recordings, which we license from their publishers. Our library of master recordings covers an eclectic range of musical tastes including popular hits, golden oldies, country, rock and roll, Motown, Christian, Latin, and Rap. SMC offers an exclusive line of Original Artist karaoke music under the monikers of “Real Karaoke” and “Motown Original Artist Karaoke”. Our music sells at retail prices ranging from $6.99 to $19.99.

•
Bratz Licensed Products which includes karaoke products, digital drum sets, clock radios, boom boxes, TV/DVD combos and portable DVD players. Bratz products will sell at retail prices ranging from $9.99 to $199.

•	Musical Instruments which includes digital drum sets and keyboards. The retail price will range from $49 to $299.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold in such stores as Best Buy, Wal-Mart, Costco, J.C. Penney, Kohl's, Radio Shack and Sam's Club.

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

Direct Sales. We ship some hardware products sold by us directly to customers from China through SMC Macau, our subsidiary. Sales made through our subsidiary are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers' world wide, which pay SMC Macau pursuant to their own international, irrevocable, transferable letters of credit or on open account.

In fiscal 2007, approximately 60 % of revenues were from direct sales and 40% of revenues were domestic sales. Our sales within the US are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2007, 2006, and 2005, were approximately 57%, 55% and 40%, respectively. In fiscal 2007, the top three major customers accounted for 49%, 13% and 12% of our net revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show which takes place each January in Las Vegas; the American Toy Fair which occurs each February in New York and the Hong Kong Electronics Show stages each October in Hong Kong.

Our new licensing agreement with Bratz for karaoke equipment as well as consumer electronics will help us promote our new product lines to the youth electronics market. We signed a multi-year licensing agreement with MGA Entertainment to produce and distribute a new line of electronic products, in addition to karaoke, based on MGA's BRATZ™ franchise, one of the world's leading toy lines and girls' lifestyle brands. These new products include DVD players, combination TV/DVDs, boom boxes, mini radios and sunglass radios.

The Singing Machine brand is one of the most widely recognized karaoke brands in the United States and Europe. While we continue to heavily focus on our core karaoke business, we are expanding our business into other product categories. Our strong product procurement team in Hong Kong and China combined with our experienced sales and service team in North America enables us to compete not only in the karaoke market but also in other markets, such as musical instruments, licensed toy products and other consumer electronics products.

RETURNS

Returns of electronic hardware and music products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 13.4%, 7.4% and 9.4% of our net sales in fiscal 2007, 2006, and 2005, respectively.

DISTRIBUTORSHIP AGREEMENTS

In September 2005, we signed a one-year exclusive distribution agreement with Warner Elektra Atlantic Company (WEA) to distribute our karaoke music products in the United States. Our karaoke music products are placed at major mass merchants, specialty stores, and music stores through the WEA distribution network. The music products are shipped to WEA warehouse on a consignment basis. This agreement was extended through August 31, 2007.

LICENSE AGREEMENTS

In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its supplement agreement signed in March 2003, allowed us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000, which have been paid in full as of March 31, 2005. The agreement expired without renewal on December 31, 2006 without any additional minimum guarantee payments.

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expired on December 31, 2004. The Company extended the agreement to December 31, 2006. Over the term of the license agreement, we were obligated to make guaranteed minimum royalty payments in the amount of $450,000, which have been paid in full as of March 31, 2005. The agreement expired without renewal on December 31, 2006 without any additional minimum guarantee payments.

On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA's BRATZ™ franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, Europe and Australia. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards, and an electronic drum.

On November 21, 2006, we entered into a three-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of consumer electronic products based on MGA's BRATZ™ franchise. These consumer electronic products include boom boxes, clock radios, and portable DVDs. The license agreement contains a minimum guarantee payment term.

TOTAL LICENSE SALES
FOR THE FISCAL YEAR ENDED
March 31,

	2007	2006	2005

MTV	8.9%	2.1%	17.6%
Nickelodeon	0.0%	0.0%	0.5%
Other Licenses	0.0%	0.9%	2.5%

Total Licenses Sales	8.9%	3.0%	20.6%

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in Florida and California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout North America from consignment inventories maintained at our distributor warehouse facilities. In the fiscal year ended March 31, 2007, approximately 40% of our sales were sales from our domestic warehouses ("Domestic Sales") and 60% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2008, we anticipate that 90% of our karaoke products will be produced by one of these factories, which has agreed to extend the financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2008. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located (See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2008" on page 9). In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

We have obtained copyright licenses from music publishers for all of the songs in our music library. We contract with outside studios on a work-for hire basis to produce authorings of these songs. We use outside companies to mass-produce the CD+G's once the masters have been completed.

While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply. While we might depend on limited suppliers for some key components the loss of any single supplier would not have a material long-term adverse effect on our business, operations, or financial condition. Similarly, we use a small number of studios to record our music. We do not anticipate that the loss of any single studio would have a material long-term adverse effect on our business, operations or financial condition. To ensure that our high standards of product quality are met and that factories consistently meet our shipping schedules, we utilize Hong Kong and China based employees as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2007, 2006, and 2005, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are Memorex, GPX and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Pocket Songs, UAV, Sybersound and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. As far as the musical instrument market, our key competitors include Yamaha, ION, and others. For Bratz products, our competitors are Memorex and Emerson, which also make licensed products for youth electronics.

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

TRADEMARKS AND PATENTS

We have obtained registered trademarks for The Singing Machine name and the logo in the United States and in the European Union. We have also filed trademark applications in Australia and Hong Kong. We also filed various trademarks for our products. In the past few years, we have also obtained two U.S. patents for karaoke machines.

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

The majority of the songs in our song library are subject to written copyright license agreements, often times referred to as synchronization licenses. Our written licensing agreements for music provide for royalties to be paid on each song. The actual rate of royalty is negotiable, but typically ranges from $0.09 to $0.15 per song on each CD that is sold. Similarly, the terms of the licenses vary, but typically range from 2 to 5 years. Our written licenses typically provide for quarterly royalty payments, although some publishers require reporting on a semi-annual basis.

GOVERNMENT REGULATION

Our karaoke machines must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. Our karaoke machines sold in the United States are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. ("ULE") or Electronic Testing Laboratories ("ETL"). In Europe and other foreign countries, our products are manufactured to meet the Consumer Electronics (“CE”) marking requirements. CE marking is a mandatory European product marking and certification system for certain designated products. When affixed to a product and product packaging, CE marking indicates that a particular product complies with all applicable European product safety, health and environmental requirements within the CE marking system. Products complying with CE marking are now accepted to be safe in 28 European countries. However, ULE or ETL certification does not mean that a product complies with the product safety, health and environmental regulations contained in all fifty states in the United States. Therefore, we maintain a quality control program designed to ensure compliance with all applicable US and federal laws pertaining to the sale of our products. Our production and sale of music products is subject to federal copyright laws.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2007, we had inventory of $2.3 million (net of reserves totaling $198,848) compared to inventory of $1.7 million as of March 31, 2006 (net of reserves totaling $1.1 million).

Our financing of seasonal working capital during fiscal 2007 was from vendor financing and factoring the accounts receivables. Our major shareholder, Starlight International, is willing and able to provide the financing to the Company until March 31, 2008.

During fiscal 2008, we plan on financing our inventory purchases by using credit lines that have been extended to us by the factories in China and with letters of credit that are issued by our customers to be used as collateral for payment to our vendors.

BACKLOG

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for the Company. We believe that backlog orders at any given time may not accurately indicate future sales. We believe that we will be able to fill all of these orders in fiscal year 2008. However, these orders can be cancelled or modified at any time prior to delivery. This backlog does not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks. We normally have to keep the minimum inventory in our domestic warehouses for this type of sales.

EMPLOYEES

As of July 2, 2007 we employed 17 persons, all of whom are full-time employees, with the exception of our chief executive officer who divides his time between the Company and his legal practice. One of our employees are located at SMC Macau’s offices in Hong Kong. The remaining sixteen employees are based in the United States, including two executive officers, two engaged in warehousing and technical support and twelve in accounting, marketing, sales and administrative functions.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE RELYING ON A FACTORING FACILITY TO FINANCE OUR ACCOUNTS RECEIVABLE. THE LOSS OF THE FACTORING FACILITY MAY CAUSE A PROBLEM TO FULFILL THE CUSTOMER ORDERS AND THE LOSS OF THE REVENUES.

The factoring facility at Crestmark Bank will expire on August 1, 2007. We are currently exploring the possibilities with various banks. However, there is no assurance that we will obtain a new facility. If we could not obtain the banking facility, we may need to borrow a bridge loan or request the factories to extend the payment terms. If we fail to do so, we may not be able to fulfill the customer orders.

THE MUSIC INDUSTRY HAS BEEN EXPERIENCING CONTINUING DECLINE OF COMPACT DISC (CD) SALES. OUR KARAOKE CD SALES COULD DECLINE FURTHER IN THE FUTURE.

Due to the expansion of the music download business, the sales of Compact Discs (CD) have been declining in recent years. Our karaoke CD sale has been declining since year 2004 and may continue to decline in the future. Music revenue accounts for approximately 3% of our total revenues.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the year ended March 31, 2007 and year ended March 31, 2006 were approximately 57% and 55%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2008, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out a written agreement with a factory in China to produce most of our karaoke machines for fiscal 2008. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE RELYING ON ONE DISTRIBUTOR TO DISTRIBUTE OUR MUSIC PRODUCTS, IF THE DISTRIBUTION AGREEMENT IS TERMINATED, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We are relying on Warner Elektra Atlantic Corporation (WEA) to distribute our music products in fiscal 2008, if the distribution agreement is terminated, our music revenues might decrease as well as our profitability.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2007 and 2006, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $3.8 million or 14% of our net sales in fiscal 2007. Some of the returns resulted from customer's overstock of the products. Although we were not contractually obligated to accept this return of the products, we accepted the return of the products because we valued our relationship with our customers. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2007, our sales to customers in the United States decreased because of increased price competition. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $200,000 during fiscal 2007 and $200,000 million during fiscal 2006. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2007 we had $2.3 million in inventory on hand. It is important that we sell this inventory during fiscal 2008, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT A COMPETITIVE MARKET.

Over the past year, our gross profit margins have generally decreased due to the competition except for fiscal 2005 when we had developed several new models, which were in demand and yielded higher profit margins. We expect that our gross profit margin might decrease under downward pressure in fiscal 2008.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 94.0%, 87.5% and 86.7% of net sales in fiscal 2007, 2006 and 2005, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Memorex and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music; we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2007, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2008. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and video cassettes.

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

We are using eight factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2008. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES.

Over the past several years, the Singing Machine (like its competitors) has received notices from certain music publishers alleging that the full range of necessary rights in their copyrighted works has not been properly licensed in order to sell those works as part of products known as “compact discs with graphics” ("CDG"s). CDG's are compact discs which contain the musical recordings of karaoke songs and graphics which contain the lyrics of the songs. Singing Machine has negotiated licenses with the complaining parties, or is in the process of settling such claims, with each one of the complaining copyright owners. As with any alleged copyright violations, unlicensed users may be subject to damages under the U.S. Copyright Act. Such damages and claims could have a negative effect on Singing Machine’s ability to sell its music products to its customers. This is the reason the Singing Machine pursues licenses so diligently.

WE MAY BE SUBJECT TO CLAIMS FROM THIRD PARTIES FOR UNAUTHORIZED USE OF THEIR PROPRIETARY TECHNOLOGY, COPYRIGHTS OR TRADE SECRETS AND ANY CLAIMS ASSERTED AGAINST US COULD AFFECT OUR NET PROFITABILITY.

We believe that we independently developed the technology used in our electronic and audio software products and that it does not infringe on the proprietary rights, copyrights or trade secrets of others. However, we cannot be sure that we have not infringed on the proprietary rights of third parties or those third parties will not make infringement violation claims against us. During fiscal 2000, Tanashin Denki, Ltd., a Japanese company that holds a patent on a cassette tape drive mechanism alleged that some of our karaoke machines violated their patents. We settled the matters with Tanashin in December 1999. Subsequently in December 2002, Tanashin again alleged that some of our karaoke machines violated their patents. We entered into another settlement agreement with them in May 2003. In addition to Tanashin, we could receive infringement claims from other third parties. Any infringement claims may have a negative effect on our profitability and financial condition.

WE ARE EXPOSED TO THE CREDIT RISK OF OUR CUSTOMERS, WHO ARE EXPERIENCING FINANCIAL DIFFICULTIES, AND IF THESE CUSTOMERS ARE UNABLE TO PAY US, OUR REVENUES AND PROFITABILITY WILL BE REDUCED.

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of July 2, 2007 we are aware of only three customers, FAO Schwarz, Musicland, and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTERS IN CALIFORNIA OR FLORIDA COULD IMPACT OUR ABILITY TO DELIVER MERCHANDISE TO OUR CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

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

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST.

During fiscal 2007, approximately 40% of our sales were domestic warehouse sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we could not get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

CURRENCY EXCHANGE RATE RISK

Our major suppliers are located in China. The Chinese local currency has depreciated approximately 5% against the US dollar in 2007. If this trend continues, our costs may increase in the future. This may decrease our profit margin.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through March 31, 2007, our common stock has traded between a high of $1.60 and a low of $0.21. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of March 31, 2007, investors held a short position of approximately 32,700 shares of our common stock which represented 0.11% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

On September 6, 2006, the Company received notice from The American Stock Exchange (the "Amex") that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension.

Specifically, for the fiscal years ended March 31, 2007 and March 31, 2006, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years.

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

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2007, there were outstanding stock options to purchase an aggregate of 1,382,890 shares of common stock at exercise prices ranging from $.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $1.26 per share. As of March 31, 2007, there were outstanding and immediately exercisable options to purchase an aggregate of 582,307 shares of our common stock. There were outstanding stock warrants to purchase 5,000,000 shares of common stock at exercise prices ranging from $.233 to $.35 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.274 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of July 2, 2007 there were 29,883,714 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of July 2, 2007 we had 29,883,714 shares of common stock issued and outstanding and an aggregate of 3,882,890 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 66,234,911 shares of common stock.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR   COMMON STOCK MAY BE ADVERSELY AFFECTED.

Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of our management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of the Company’s internal controls over financial reporting may have an adverse impact on the price of our common stock. Management will have to assess internal controls in accordance with Section 404 of the Sarbanes-Oxley Act for the fiscal year ending March 31, 2008.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•    our ability to execute our business plan;

•            operating results below expectations;

•            loss of any strategic relationship;

•            industry developments;

•            economic and other external factors; and

•            period-to-period fluctuations in its financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR STOCK.

We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of cash dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Coconut Creek, Florida in a 7,000 square feet office and warehouse facility. The lease expires on April 30, 2008. The annual rental expense is $99,640.

We have one warehouse facility in Compton California. The Compton warehouse facility has 79,000 square feet and the lease expires on February 23, 2008. We have subleased approximately 40,000 square feet. The annual rental expense is $580,920 and our sublease income is approximately $400,000 per year.

We have a 1,500 square foot office space in Macau. The lease expires on October 31, 2008. The annual rent expense is $32,991.

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

In September, 2005, the defendants, including The Singing Machine Company, Inc., filed multiple motions to dismiss the original complaint. In October 2005, Sybersound filed a motion for summary judgment, as well. On January 6, 2006, the court granted the motions of the defendants and denied the plaintiff’s motion, dismissing the case against the defendants, including The Singing Machine Company, Inc., with prejudice. Plaintiff Sybersound thereafter appealed the decision to the Ninth Circuit Court of Appeals. The case is currently under review by the appellate court.

Despite the confidence of The Singing Machine Company, Inc. that the ruling in its favor at the district court level will be affirmed on appeal, it is not possible to predict such outcomes with any degree of certainty.

OTHER MATTERS

We are involved in various other litigation and legal matters, including claims related to intellectual property, product liability which we are addressing or defending in the ordinary course of business. We believe that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on Friday, January 12, 2007 at 2:00 p.m EST at the Company’s executive offices. There were present in person or by proxy 21,909,111 shares of Common Stock, of a total of 25,274,883 shares of Common Stock entitled to vote. At the Annual Meeting, our stockholders voted in favor of the following proposals:

1. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

Nominee	Number of Shares
Bernard Appel	21,904,899
Josef Bauer	21,898,899
Harvey Judkowitz	21,837,830
Stewart Merkin	21,837,830
Peter Hon	21,881,899
Carol Lau	21,881,899
Yat Tung Lau	21,881,899

2. 21,578,030 shares were voted in favor of the appointment of Berkovits, Lago, & Company LLP as the Company’s independent auditors for the fiscal year ended March 31, 2007.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the American Stock Exchange under the symbol "SMD." Set forth below is the range of high and low information for our common stock as traded on the American Stock Exchange during fiscal 2007 and fiscal 2006. This information regarding trading on AMEX represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.

FISCAL PERIOD	HIGH	LOW

2007:
First quarter (April 1 - June 30, 2006)	$0.40	$0.23
Second quarter (July 1 - September 30, 2006)	0.55	0.25
Third quarter (October 1 - December 31, 2006)	0.79	0.24
Fourth quarter (January 1 - March 31, 2007)	1.60	0.70

2006:
First quarter (April 1 - June 30, 2005)	$0.80	$0.55
Second quarter (July 1 - September 30, 2005)	0.67	0.39
Third quarter (October 1 - December 31, 2005)	0.50	0.22
Fourth quarter (January 1 - March 31, 2006)	0.47	0.23

As of July 2, 2007, there were approximately 337 record holders of our outstanding common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

DIVIDENDS

We have never declared or paid cash dividends on our common stock and our Board of Directors intends to continue its policy for the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2007:

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES REMAINING
	NUMBER OF SECURITIES	EXERCISE PRICE OF	AVAILABLE FOR EQUITY
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
	EXERCISE OF OUTSTANDINGS	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTION, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))

Equity Compensation Plans approved by Security Holders	1,382,890	$1.86	625,160

Equity Compensation Plans Not approved by Security Holders	0	$0	0

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended March 31, 2007 and 2006, the Company issued 17,225,917 and 290,689 shares of its common stock.

During the twelve months ended March 31, 2007, the Company issued 285,000 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.60 per share according to employee stock option agreements.

On March 26, 2007, the Company issued 526,316 shares of common stock to Arts Electronics, LTD for $500,000 ($.95 per share).

On March 26, 2007, the Company issued 720,000 shares of common stock to Gentle Boss Investments LTD to for $600,000 ($.833 per share).

On March 26, 2007, the Company issued 480,000 shares of common stock to Timemate Industries Limited for $400,000 ($.833 per share).

On October 3, 2006, the Company issued 1,380,000 shares of common stock to Gentle Boss Investments LTD. for $600,300 ($.435 per share).

On October 3, 2006, the Company issued 920,000 shares of common stock to Timemate Industries Limited for $400,200 ($.435 per share).

On September 27, 2006, the Company issued 39,065 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2006, valued at $12,501, which is included in the selling, general, and administrative expenses for the nine months ended December 31, 2006.

On June 25, 2006, the Company issued 12,875,536 shares of common stock to koncepts International Limited for a $3 million investment ($.233 per share).

On November 1, 2005, the Company issued 12,911 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2005, valued at $9,167.

On May 1, 2005, the Company has authorized the issuance of 277,778 shares of common stock for the conversion of a $200,000 related party loan.

We issued Warrants to purchase (i) 2,500,000 shares of our common stock at an exercise price of $.233 per share for one year from the date of issuance, (ii) 1,250,000 shares of our common stock at an exercise price of $.28 per share for three years from the date of issuance, and (iii) 1,250,000 shares of our common stock at an exercise price of $.35 per share for four years from the date of issuance. The Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. Under the terms of the Warrants, in no event shall the Purchaser become the beneficial owner of more than 19.99% of the number of shares of common stock outstanding immediately after giving effect to such issuance. On April 10, 2007, 2,500,000 options were exercised at $.233 per share.

*All of the above issuances and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4 (2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Singing Machine or executive officers of the Singing Machine, and transfer was restricted by the Singing Machine in accordance with the requirement of the Securities Act. In addition to representations by the above-reference persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2007, 2006, and 2005 and the balance sheet data at March 31, 2007 and 2006 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended March 31, 2004 and 2003 and the balance sheet data at March 31, 2005, 2004 and 2003 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	2007	2006	2005	2004	2003
Statement of Operations:
Net Sales	$26,732,144	$32,305,560	$38,209,825	$70,541,128	$95,613,766
Income (loss) before income taxes	($1,714,988)	($1,905,250)	($3,591,975)	($21,924,919)	$1,416,584
Income tax benefit (expense)	$2,453,576	$0	$0	($758,505)	($198,772)
Net income (loss)	$738,588	($1,905,250)	($3,591,975)	($22,683,424)	$1,217,813
Balance Sheet:
Working capital	$2,394,796	($4,274,100)	($3,378,528)	($1,382,939)	$15,281,023
Current ratio	186.75%	0.48%	65%	90%	172%
Property, plant and equipment, net	$446,510	$513,615	$1,038,843	$983,980	$1,096,424
Total assets	$5,657,800	$4,524,267	$7,668,808	$15,417,395	$38,935,294
Shareholders' equity	$2,897,359	($3,661,798)	($1,985,023)	$216,814	$17,685,364
Per Share Data:
Income (loss) per common share – basic	$0.03	($0.19)	($0.39)	($2.65)	$0.15
Income (loss) per common share – diluted	$0.03	($0.19)	($0.39)	($2.65)	$0.14
Cash dividends paid	0	0	0	0	0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes filed herewith. Our fiscal year ends March 31. This document contains certain forward-looking statements including, among others, regarding anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

OVERVIEW

Our primary objectives for fiscal 2007 were to:

•	restructure our Hong Kong operation and spin off the Hong Kong subsidiary;

•	raise additional capital;

•	establish the Macau operation;

•	continue to drive down the operating costs;

•	expand our business into other product categories.

We believe that the plans were well executed and we have achieved our primary goals. We have sold our former Hong Kong Subsidiary along with the potential tax liability of approximately $2.4 million. The monthly operation cost in Asia has been reduced by 50% by outsourcing the engineering and shipping services to Starlight International, the parent of our majority shareholder. Our gross profit margin increased by 1% in fiscal 2007 compared to prior year and our general and administrative expenses decreased to $4.9 million in fiscal 2007 from $6.1 million in fiscal 2006, a decrease of $1.2 million or 19% compared to prior year. The decrease of fixed operating expenses was primarily due to the improvement of the employees’ productivity and the reduction of major expenses in various categories. Even though our revenues have decreased from $32,305,560 to $26,732,144, a decrease of $5,573,416 or 17%, our loss from operations decreased from $2,159,422 to $1,701,661, a decrease of $457,761 or 21%. Our net income for fiscal 2007 is $738,588 as compared with a loss of $1,905,250 in fiscal 2006. We have entered into two licensing agreements with MGA Entertainment to produce the karaoke and youth electronics products under the Bratz license and have developed over 20 models. The additional revenues from Bratz products in fiscal 2008 are estimated at 10% to 20% of total revenues in fiscal 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2007	2006	2005

Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	77.1%	78.1%	75.8%
Operating expenses	29.2%	28.6%	28.5%
Operating (loss) income	-6.4%	-6.7%	-4.2%
Other (expenses), income, net	-0.05%	0.1%	-5.2%
Loss before taxes	-6.4%	-5.9%	-9.4%
Provision (benefit) for income taxes	9.2%	0.0%	0.0%
Net Income (loss)	2.8%	-5.9%	-9.4%

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2006

NET SALES

Net sales for the fiscal year ended March 31, 2007 were approximately $26.7 million, a decrease of approximately $5.6 million from approximately $32.3 million for fiscal 2006. The decrease in net sales was a result of both decreases in unit volume as well as pricing. The decrease in sales is primarily attributed to the following:

•
We lost a $2.7 million order from a major specialty store in the United States because the customer decided not to carry karaoke products. Also, one of our European customers had carried over inventory from fiscal 2006 and therefore they lowered their fiscal 2007 purchases by $3 million.

•
We did not complete the investment transaction with koncept International until June 2006. Most of major retailers had decided their buying plan before June. Our financial constraints affect our ability to compete for the major accounts.

•
The decrease of karaoke Compact Disc (CD) sales. We had higher than usual returns of karaoke CD’s in our quarter ended March 31, 2007. As a result, our music sales decreased by approximately $700,000 to approximately $1 million for fiscal 2007. The music industry has been experiencing a continuing decline in CD sales; while the music download business has increased dramatically. We have explored the possibilities with various download companies to sell our music and lyrics on line in fiscal 2008.

In fiscal year 2007, 60% of our sales were direct sales, which represent sales made by International SMC and SMC Macau, and 40% were domestic sales, which represents sales made from our warehouses in the United States.

The sales decrease occurred in all segments of our business. Our total hardware sales decreased to approximately $25.7 million in fiscal 2007 compared to total hardware sales of approximately $30.9 million in fiscal 2006.

Music sales decreased to approximately $1 million, or 3.7% of net sales, in fiscal 2007, compared to approximately $1.4 million, or 5% of net sales, in fiscal 2006. The decrease in music sales was a result of a sharp decline in overall CD sales as experienced by other major companies in the music industry.

GROSS PROFIT

Gross profit for fiscal 2007 was approximately $6.1 million or 22.9% of total revenues compared to approximately $7.1 million or 21.9% of sales for fiscal 2006. The increase in gross margin, compared to the prior year, was primarily due to a better pricing model for hardware and the loss of the low margin customers. The increase of the hardware profit margin was partly offset by the decrease of the music profit margin. Music sales yield higher profit margin than our other products.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

OPERATING EXPENSES

Operating expenses, including depreciation and amortization, for the fiscal year ended March 31, 2007 decreased from approximately $9.2 million to approximately $7.8 million, a decrease of approximately $1.4 million or 15.4% compared to the same period last year. The decrease in operating expenses consists of approximately $100,000 increase in selling expenses, which include advertising, commission, freight and royalty expenses, and an approximately $1.2 million decrease in general and administration expenses. The increase of selling expenses was primarily due to the increase of freight expenses of approximately $200,000. The decrease of the general and administrative expenses was primarily due to reductions in warehouse expenses, compensation expenses and the bad debt expense.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $556,051 for fiscal 2007 compared to $688,951 for fiscal 2006. This decrease in depreciation and amortization expenses can be attributed to the fact that we produced fewer models with higher volume per model, which increased the economies of scale for our product lines. In addition, the Company did not amortize any loan costs for the fiscal year ended March 31, 2007.

NET OTHER INCOME (EXPENSES)

Net other expense was $13,327 in fiscal 2007 compared to net other income of $254,172 in fiscal 2006. In fiscal 2006, we recognized a one time gain of approximately $2.2 million from the restructuring of approximately $4 million convertible debts and we also incurred approximately $1.6 million amortization of discount on convertible debentures. In addition, we incurred approximately $487,000 in interest expense in fiscal 2006. Our interest expense was approximately $42,000 for fiscal 2007.

INCOME BEFORE TAXES

We had a net loss before taxes of $1,714,988 in fiscal 2007 compared to a net loss before taxes of $1,905,250 in fiscal 2006. The decrease of the loss was primarily due to the decrease of the operating expenses.

INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2007 and 2006, we had gross deferred tax assets of approximately $ 2.7 million and approximately $6.4 million, against which we recorded valuation allowances totaling approximately $ 2.7 million and approximately $6.4, respectively.

For the fiscal years ended March 31, 2007 and March 31, 2006, we did not record any income tax expense. This occurred because the Company had taxable losses for the US operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

The Company's former wholly-owned subsidiary, International SMC (HK) Limited had applied for an exemption of income tax in Hong Kong. Therefore, no taxes had been expensed or provided for at International SMC (HK) Limited. Although no decision has been reached by the governing body, the parent company had reached the decision to provide for the possibility that the exemption could be denied and accordingly had recorded a provision of $2,453,576 in the consolidated financial statements for Hong Kong taxes in fiscal 2003, 2002 and 2001.

As a result of restructuring its operations in China, the Company established a wholly owned Macau subsidiary to conduct its operations in China. In August 2006, the Company engaged the parent of its major shareholder in Hong Kong, Starlight International, to provide engineering and shipping services. In September 2006, the Company sold its wholly owned Hong Kong subsidiary, International SMC (HK) Limited (“ISMC”) to See Bright Investments Limited.

As a consequence of the ISMC divestiture, and based on the opinion of the Hong Kong tax counsel, as well as “hold harmless” representations from the present shareholders of ISMC, the Company reversed the previously recorded provision of Hong Kong tax of approximately $2,453,000 in the quarter ended December 31, 2006. Such reversal has been presented in the income tax section of the accompanying Consolidated Statements of Operations.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET LOSS/NET INCOME

As a result of the foregoing, we had net income of approximately $738,588 in fiscal 2007 compared to a net loss of approximately $1.9 million in fiscal 2006. Our decrease in net loss is primarily attributable to a one time tax reversal of approximately $2.5 million.

FISCAL YEAR ENDED MARCH 31, 2006 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2005
NET SALES

One of our primary goals in fiscal 2006 was to stabilize the revenues. Net sales for the fiscal year ended March 31, 2006 was approximately $32.3 million, a decrease of approximately $5.9 million from approximately $38.2 million for fiscal 2005. The decrease in net sales was a result of both decreases in unit volume as well as pricing. The decrease in sales is primarily attributed to:

•	Customers concerned of our financial liquidity;

•
Most of the overstock inventory from prior years has been sold at a very lower price in fiscal 2004 and fiscal 2005, which generated the higher revenues. There were only approximately $2 million of old inventory carried over to fiscal 2006;

•	Increase of price competition in the United States and international market.

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

GROSS PROFIT

Gross profit for fiscal 2006 was approximately $7.1 million or 21.9% of total revenues compared to approximately $9.3 million or 24.2% of sales for fiscal 2005. The decrease in gross margin, compared to the prior year, was primarily due to increased price competition and the increase of factory labor and raw material cost. The decrease of music sales also had negative effect on the gross margin since music sales yield higher profit margin than our other products.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

OPERATING EXPENSES

Operating expenses for the fiscal year ended March 31, 2006 decreased from approximately $10.9 million in fiscal year 2005 to approximately $9.2 million, a decrease of approximately $1.7 million or 15.1% compared to the same period last year. The decrease in operating expenses consists of a $1.4 million decrease in variable expenses (Advertising, Commission, Freight and Royalty expenses) and a $300,000 decrease in fixed expenses (compensation and general and administration expenses). The variable expenses were decreased proportionally as revenues decreased. The fixed expense decrease of approximately $300,000 was primarily due to reductions in warehouse expenses and compensation expenses, which were partially off set by an increase of bad debts expense.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $688,951 for fiscal 2006 compared to $709,291 for fiscal 2005. This decrease in depreciation and amortization expenses can be attributed to the fact that we produced fewer models with higher volume per model, which increased the economies of scale for our product lines.

NET OTHER INCOME (EXPENSES)

Net other income was $254,172 in fiscal 2006 compared to net other expenses of $1,971,740 in fiscal 2005. The decrease in net other expenses in fiscal 2006 was because we recognized approximately $2.2 million on a one time gain from the restructuring of approximately $4 million convertible debts and the decrease of interest expense of $62,199.

INCOME BEFORE TAXES

We had a net loss before taxes of $1,905,250 in fiscal 2006 compared to a net loss before taxes of $3,591,975 in fiscal 2005. The decreased net loss was primarily due to approximately $2.2 million gain from debt restructuring.

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

For the fiscal year ended March 31, 2006, we did not record income tax expense. This occurred because the Company had taxable losses for both US operations and Hong Kong operations.

Our subsidiary has applied for an exemption of income tax in Hong Kong. Although no decision has been reached by the governing body, the parent Company had decided to provide for the possibility that the exemption could be denied and accordingly has recorded a provision for Hong Kong taxes in fiscal 2003 and 2002. There was no provision for Hong Kong income taxes in fiscal 2006 and fiscal 2005 due to the subsidiary's taxable loss. Hong Kong income taxes payable totaled approximately $2.4 million at March 31, 2006 and 2005 and is included in the accompanying balance sheets as income taxes payable.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2007, we had cash on hand of approximately $1.2 million compared to cash on hand of approximately $400,000 and restricted cash of approximately $300,000 on March 31, 2006. The increase of cash on hand was primarily due to the approximately $3.1 million equity investments we received from investors in fiscal year 2007.

Cash used by operating activities was approximately $2.1 million for the twelve months ended March 31, 2007. This was primarily due to a loss from operations of approximately $1.7 million, payments to vendors for the old debt of approximately $160,000 and the settlement of customer credit balances of approximately $400,000.

Cash used in investing activities for the twelve months ended March 31, 2007 was approximately $200,000. Cash used in investing activities was for the purchase of tooling and molds in the amount of $500,000, offset by the release of the restricted cash of $300,000 from a bank in Hong Kong.

Cash provided by financing activities was approximately $3.1 million for the fiscal year ended March 31, 2007, which was due to additional equity investments of approximately $3.1 million.

As of March 31, 2007, our working capital was approximately $2.4 million. Our current liabilities of approximately $2.8 million include:

•	Customer credit on account of approximately $600,000 - the amount will be offset by future purchases or refund.

•	Subordinate debt of approximately $225,000 - this amount is payable on demand

•	Current liabilities resulting from normal course of the business of approximately $1.9 million.

As of July 2, 2007, our cash on hand is approximately $800,000. Our average monthly operating expenses are approximately $300,000 and we need approximately $0.9 million to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in Compton, California and other operating costs.

As of March 31, 2007, our commitments for debt and other contractual arrangements are summarized as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Property Leases	$656,533	$626,408	$30,125	$-	$-
Equipment Leases	34,816	9,888	24,928	-	-
Subordinated Debt - Related Party	225,000	-	-	225,000	-
Licensing Agreement	470,000	242,500	227,500	-	-
Interest Payments	-	-	-	-	-

Total	$1,386,349	$878,796	$282,553	$225,000	$-

Each of the contractual agreements (except the equipment leases) provides that all amounts due under that agreement can be accelerated if we default under the terms of the agreement.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Equity investments - The Company is actively seeking equity investments to expand its business and to meet AMEX listing requirements. We expect to raise $1 million to $2 million additional capital in fiscal 2008.

2) Vendor financing - Our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, which accounted for more than 60% of the total revenues.

3) Factoring of accounts receivable - The Company would factor its accounts receivable for sales originated in the United States. We are currently exploring the possibilities with various banks. We might need a higher credit facility to meet the cash requirements during the shipping season.

4) Inventory financing - The Company expects to purchase more inventory for shipping to the United States this year in anticipation of the sales increase generated by the Bratz product line. Our inventory level may be higher compared with fiscal 2007. We plan to obtain an asset-based lending facility to cover the cash requirements of the inventory

5) Cost reduction - The Company has reduced significant operating expenses in recent years. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to continue its cost cutting efforts in fiscal 2008.

6) Bridge Loan - We may be able to raise additional short term bridge loan from the parent of our majority shareholder ,Starlight International, who is also one of our suppliers.

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

During fiscal 2008, we will strive to reduce additional operating costs. In order to reduce the need to maintain inventory in our warehouses in California and Florida, we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The goods shipped directly to our customers from ports in China are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

Except for the foregoing, we do not have any present commitment that is likely to cause our liquidity to increase or decrease in any material way. In addition, except for the Company’s need for additional capital to finance inventory purchases, the Company is not aware of any trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of our former Hong Kong office were paid in Hong Kong dollars. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau currency (MOP) The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is MOP $8.05 to U.S. $1.00. We cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 94.0%, 87.5 % and 86.7% of net sales in fiscal 2007, 2006, and 2005.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

We are currently developing and considering selling products other than karaoke category during the slow season to fulfill the revenue shortfall.

INFLATION

Inflation has not had a significant impact on the Company's operations. The Company has historically passed any price increases on to its customers since prices charged by the Company are generally not fixed by long-term contracts.

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results included accounts receivable allowance for doubtful accounts, reserves on inventory and income tax.

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

RECENT ACCOUNTING PRONOUNCEMENTS:
See "Note 1" to the attached financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As of March 31, 2007, our exposure to market risk resulting from changes in interest rates is immaterial.

FOREIGN CURRENCY RISK

We have a wholly-owned subsidiary in Macau. Sales by this operation made on a FOB China or Hong Kong basis are dominated in U.S. dollars. However, purchases of inventory and Macau operating expenses are typically denominated in either Hong Kong dollars or the Macau currency (“MOP”), thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar, U.S. dollar or MOP exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required pursuant to this Item 8 are included in this Annual Report, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our interim chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2007.

Name	Age	Position

Anton H. Handal *	52	Chief Executive Officer
Danny Zheng *	37	Chief Financial Officer
Alicia Haskamp	59	Senior Vice President of Sales and Product Development
Carol Lau	58	Chairwoman
Josef A. Bauer	68	Director
Harvey Judkowitz	62	Director
Bernard Appel	75	Director
Stewart A. Merkin	64	Director
Peter Hon	66	Director
Yat Tung Lau	28	Director

* Mr. Handal was appointed as our Chief Executive Officer on June 21, 2007. Mr. Zheng resigned as our Interim Chief Executive Officer on the same date.

Directors are elected or appointed to serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified. Any officer elected or appointed by the Board or appointed by an executive officer or by a committee may be removed by the Board either with or without cause, and in the case of an officer appointed by an executive officer or by a committee, by the officer or committee that appointed him or by the president.

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Anton “Tony” H. Handal became the CEO of the Singing Machine on June 21, 2007. Mr. Handal is also the founder and principal of Handal & Associates.  He has over 25 years experience in solving client problems and finding creative solutions to difficult problems. He is an experienced lawyer who provides personal service to every client.

Mr. Handal has extensive practical business experience. He has negotiated, documented and closed a myriad of business transactions and has successfully managed several mergers, acquisitions and reverse mergers. Mr. Handal, together with a close group of financial and accounting affiliates, has structured corporate finance transactions, managed due diligence assignments and negotiated purchase and sale agreements. He has also overseen corporate due diligence, licensed Intellectual Property and negotiated vendor/supply agreements.

Not only is Mr. Handal a quality attorney, he is also known for his creative approach to “Problem-solving”.   He has brought these qualities to bear in advising his clients on asset purchases, mergers and acquisitions, contract negotiations and risk management. Mr. Handal has negotiated and acted as lead counsel in business transactions exceeding $130,000,000 in value.

Mr. Handal has also extended his own personal time, and directed members of his firm to contribute to the community by actively pursuing pro bono work for and on behalf of several non profit and community based organizations.

Mr. Handal, between 1995 and 1999, had served as CEO of a start-up technology company, secured patents, raised capital and handled communications with shareholders/investors. Since 1998, he has acted as US legal counsel for Starlight International Holdings, Ltd. a major shareholder of the Company. He has also served as a member of the Villa View Hospital board of directors, former member of the Board of Trustees of the San Diego Railroad Museum and was counsel to the San Diego Fire Youth Soccer Team.  In addition to his strong dedication to the firm and his community, Mr. Handal has acted as counsel to the San Diego Convention Center Corporation. He has actively engaged in fundraising and supporting local, statewide and national political candidates.

Mr. Handal is a member of the California and Florida State Bars; Federal District Court Bar of the Northern, Southern and Central Districts of California and Florida and also a member of the Ninth Circuit Court of Appeals. He is a graduate of the University of California at Los Angeles (UCLA) school of Economics and received a Juris Doctorate degree from Southwestern University School of Law.

Danny Zheng has been part of the Singing Machine management team since April 2004 and has served as financial controller and principal accounting officer until April 5, 2005 when he became the Chief Financial Officer of the Singing Machine. On January 1, 2007, Danny became the interim Chief Executive Officer of the Company. Mr. Zheng is a certified public accountant licensed by the state of Delaware. He held controller and VP finance positions with various private and public companies. Previously, he was also employed by a New York regional CPA firm as tax consultant for 4 years. Mr. Zheng also served as general manager from 1999 to 2002 for PC Ware International Miami branch, a Taiwan based computer manufacturer. He was responsible for its distribution, marketing and finance operation in six countries throughout Latin America. He also served as director of operations for PC Micro, a joint venture computer manufacturer in Manaus, Brazil from 1999 to 2002. Mr. Zheng earned a B.S. degree in accounting from Nankai University in China. Mr. Zheng is currently pursuing an Executive MBA degree at the Wharton School, University of Pennsylvania.

Alicia Haskamp was promoted to the key position of Senior Vice President of Sales and Product Development in October 2006. She had been Managing Director of the Company's operations in Asia since 2000, with responsibility for sourcing, product development, engineering, production, vendor relationship management and international sales. From 1998 to 2000, Ms. Haskamp was Vice President of Operations for Ulysse Nardin USA, a Swiss luxury watch company, and served as Human Resources Manager for Nike Asia Pacific from 1996 to 1998. Earlier, she founded and ran executive search firms in Hong Kong and Thailand. Ms. Haskamp holds a BA in Business Administration from Pacific Southern University.

Carol Lau joined the Starlight Group in 1987 and was appointed to the position of President of Starlight Randix Corporation, a wholly owned subsidiary of the Starlight group in 1993. In 2001, she became the Chief Financial Officer of Cosmo Communications Corporation. Prior to joining the Starlight group, from 1978 to 1987 Ms. Lau held positions in auditing and financial management with the Australian Government. Ms. Lau was a Certified Public Accountant (CPA) in Australia and is a licensed CPA in Massachusetts. She holds a Bachelor of Business degree from the Curtin University in Australia and a Graduate Diploma in Computer Science from the Canberra University in Australia. Ms. Lau joined the Company’s board on January 12, 2007.

Josef A. Bauer has served as a director since October 15, 1999. Mr. Bauer previously served as a director of the Singing Machine from February 1990 until September 1991 and from February 1995 until July 1997, when we began our Chapter 11 proceedings. Mr. Bauer presently serves as the Chief Executive Officer of the following three companies: Banisa Corporation, a privately owned investment company, since 1975; Trianon, a jewelry manufacturing and retail sales company since 1978 and Seamon Schepps, also a jewelry manufacturing and retail sales company since 1999.

Harvey Judkowitz has served as a director since March 29, 2004 and is the chairman of the Audit Committee. He is licensed as a Certified Public Accountant in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He has served as the Chairman and CEO of UniPro Financial Services, a diversified financial services company up until the company was sold in September of 2005. He presently is the Chairman of AHM Financial Services Inc., a start-up management company.

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

Stewart Merkin has served as a director since December 1, 2004. Mr. Merkin, founding partner of the Law Office of Stewart A. Merkin, has been practicing law in Miami, Florida since 1974. His core legal practice areas include corporate and securities law, as well as mergers and acquisitions and international transactions. He was awarded both J.D. and M.B.A. degrees from Cornell University, as well as a B.S. from The Wharton School, University of Pennsylvania. He has been admitted to the Florida and New York State Bar since 1972 and 1973, respectively

Peter Hon has been a non-executive of the Starlight group since 1998. Mr. Hon passed the College of Law qualifying examination in 1969 in the United Kingdom and began practicing law in Hong Kong in that year after being admitted to the High Court of Hong Kong. He has been the principal of Hon and Co, a law firm in Hong Kong for the past 37 years. Mr. Hon joined the Company’s board on January 12, 2007.

Yat Tung Lau joined the Starlight group in 2003 as assistant to the Chairman of the Board of the Starlight group and is now head of corporate relations. He is also responsible for local sales in China and heads the computer information system department for the Starlight group. From 2002 to 2003, he held a marketing executive position in Storage Technology Corporation. Mr. Lau holds a Bachelor of Arts degree in business marketing from Indiana University. Mr. Lau joined the Company’s board on January 12, 2007.

BOARD COMMITTEES

We have an audit committee, an executive compensation/stock option committee and a nominating committee.

As of July 2, 2007, the audit committee consists of Messrs. Judkowitz (Chairman), Appel and Merkin. The Board has designated Mr. Judkowitz as the "audit committee financial expert," as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. The Board has determined that Messrs. Judkowitz, Merkin and Appel are "independent directors" within the meaning of the listing standards of the American Stock Exchange. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

As of July 2, 2007, the executive compensation/stock option committee consists of Ms. Carol Lau (Chairwoman), Messrs. Judkowitz and Bauer. The executive compensation/stock option committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan.

As of July 2, 2007, the nominating committee consists of Messrs. Appel (Chairman), Bauer, Merkin and Yat Tung Lau. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

Nomination of Directors

As provided in its charter and our Company’s corporate governance principles, the Nominating Committee is responsible for identifying individuals qualified to become directors. The Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (1) the Nominating Committee members, (2) our other directors, (3) our stockholders, (4) our Chief Executive Officer or Chairman, and (5) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the entirety of each candidate’s credentials.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

•	high personal and professional ethics and integrity;

•	the ability to exercise sound judgment;

•	the ability to make independent analytical inquiries;

•	a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and

•	the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

•	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

•
whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (the “SEC”) in Item 401 of Regulation S-K;

•	whether the person would qualify as an “independent” director under the listing standards of the American Stock Exchange;

•	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and

•	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

FAMILY RELATIONSHIPS

There are no other family relationships among any of our officers or other directors, except for Chairwoman Carol Lau who is the aunt of Director Yat Tung Lau.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Singing Machine, including our principal executive officer, our principal financial officer, our principal accounting officer or controller or other persons performing similar functions. A copy of the Code of Ethics will be filed as Exhibit 14.1 via an amendment to this Annual Report or filed as an exhibit to a Current Report on Form 8-K. We intend to post amendments to or waives from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer, principal accounting officer or controller or other persons performing similar functions) on our website.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2007, its officers, directors and 10% shareholders complied with all Section 16(a) filing.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

PHILOSOPHY

The Executive Compensation Committee believes that the Singing Machine must maintain short and long-term executive compensation plans that enable us to attract and retain well-qualified executives. Furthermore, we believe that our compensation plans must also provide a direct incentive for our executives to create shareholder value. A well designed executive compensation plan will align the interests between the executives and the shareholders as well as creating a positive environment of goals, performances and rewards.

We believe that the executive compensation should reflect the success of the management team, rather than the individual, in attaining the key operating objectives such as revenues growth, operation cost reduction, fund raising and the appreciation of the stock price. A clear measurement should be established to reward the performance. We will also evaluate our executive compensation package by comparison to similar companies to ensure the competitiveness of our compensation.

In furtherance of this philosophy, the compensation of our executives generally consists of three components: base salary, annual cash incentives and long-term performance-based incentives.

BASE SALARIES

Annual base salaries for executive officers are initially determined by evaluating the responsibility of the position and the experience and the skill sets of the individual. Also taken into consideration is the competitiveness of the market place for executive talent, including a comparison of base annual salaries with comparable positions within similar companies.

INCENTIVE CASH BONUSES

Generally, we award cash bonuses to our management employees and other employees, based on their personal performance in the past year and overall performance of our Company. The overall performance of our Company includes the revenue growth, reduction of the operation expenses, fund raising and the stock price appreciation.

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

COMPENSATION OF CHIEF EXECUTIVE OFFICER

Effective as of October 17, 2003, Yi Ping Chan became our Interim Chief Executive Officer. Mr. Chan's salary was $250,000 per year, as set forth in his employment agreement. In July 2003, Mr. Chan agreed to accept 15% of his salary during the nine-month period between July 1, 2003 through March 31, 2004 in the form of stock rather than cash. We also agreed to grant Mr. Chan options to purchase 150,000 shares of our common stock, at an exercise price of $5.60 per share, of which 50,000 options vest each year and to reimburse him for moving expenses of up to $40,000. Mr. Chan has voluntarily cancelled the 150,000 options on May 10, 2006.

We did not grant any cash bonuses to Mr. Chan in fiscal 2006 or fiscal 2007.

We awarded Mr. Chan options to purchase 52,800 shares of our common stock at an exercise price of $1.97 per share in December 2003. These shares were voluntarily cancelled in fiscal year 2007. We awarded 80,000 stock options to Mr. Chan at exercise price of $0.60 on May 9, 2005. On April 10, 2006, Mr. Chan was given stock options, which vest in 1 year, to purchase 120,000 shares of our common stock at an exercise price of $.33 per share. All of these options were granted under our Year 2001 Stock Option Plan and were granted at a price that was equal to closing price of our common stock on the date of grant. Mr. Chan's options, with the exception of the options granted in fiscal 2007, vest at a rate of one-third per year over a period of three years. Mr. Chan resigned as Interim Chief Executive Officer of the Company effective as of December 31, 2006.

Danny Zheng served as the Company’s Interim Chief Executive Officer from January 1, 2007 through June 21, 2007. During this time, Mr. Zheng had an employment contract, for the Chief Financial Officer position, which was entered into on July 20, 2006. Based on the agreement, Mr. Zheng’s base salary is $160,000 per year. The agreement also includes a monthly car allowance of $500 per month and a bonus, which is at the sole discretion of the Company’s Board of Directors. The agreement expires on July 17, 2008. Mr. Zheng was not granted any cash bonuses in fiscal 2007.

COMPENSATION COMMITTEE REPORT

The compensation committee is responsible for discharging the responsibilities of the board with respect to compensation of executive officers. The compensation committee sets performance goals and objectives for the chief executive officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. The compensation committee assesses the information it receives in accordance with its business judgment. The compensation committee also periodically reviews director compensation. All decision with respect to executive and director compensation are approved by the compensation committee and recommended to the full board of directors for ratification.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended March 31, 2007 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 for filing with SEC.

Submitted by the Compensation Committee of the Board of Directors:

Carol Lau (Chairwoman), Jay Bauer & Harvey Judkowitz

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company whose total compensation exceeded $100,000 (collectively, the “named officers”) for fiscal year 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity incentive plan compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other compen-sation (2)	Total Compensation
Yi Ping Chan (3)	2007	$245,115	$-	$-	$24,000	$-	$-	$56,025	$325,140
Former Interim CEO & COO

Danny Zheng (4)	2007	$159,231	$-	$-	$20,000	$-	$-	$13,894	$193,125
Interim Chief Executive Officer & Chief Financial Officer

Alicia Haskamp	2007	$152,500	$-	$-	$20,000	$-	$-	$44,435	$216,935
Senior Vice President of Sales & Product Development

Dennis Norden (5)	2007	$126,325	$-	$-	$10,000	$-	$-	$12,479	$148,804
Former Vice President of Sales

(1) Represents stock-based compensation expense for the fiscal year ended March 31, 2007, for stock options granted in 2007 under SFAS 123(R), Share based payments as discussed in Note 1, “Stock Based Compensation” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2) Includes matching contributions under our 401(k) savings plan, medical and life insurance pursuant to the executive's employment agreement and other expenses described herein. For Yi Ping Chan for fiscal year 2007, this amount includes $40,000 in moving expenses per the separation agreement dated December 6, 2006. For Alicia Haskamp, a housing allowance of approximately $27,000 is included.

(3) Yi Ping Chan resigned as Interim CEO and Chief Operating Officer effective December 31, 2006. Any exercisable options expired 90 days after leaving the Company.

(4) Mr. Danny Zheng joined our Company on April 19, 2004 as financial controller and became our Chief Financial Officer on April 5, 2005 and our Interim Chief Executive Officer on January 1, 2007. On June 21, 2007, Mr. Zheng resigned as our Interim Chief Executive Officer and Mr. Anton “Tony” H. Handal was appointed as our Chief Executive Officer.

(5) Mr. Norden was terminated by the Company effective December 8, 2006. Any exercisable options expired 90 days after leaving the Company.

OPTION GRANTS IN FISCAL 2007

The following table sets forth information regarding stock option awards to our named executive officers under our Year 2001 Stock Option Plan during the fiscal year ended March 31, 2007:

GRANTS OF PLAN BASED AWARDS

		All Other Option	Exercise or	Grant Date
		Awards: Number of	Base Price of	Fair Value
		Securities	Awards	of Stock
		Underlying	Option	and Option
Name and Principal Position	Grant Date	Options(#)	($/Sh) (1)	Awards (2)

Yi Ping Chan	4/10/2006	120,000	$0.33	$24,000
Former Interim CEO & COO

Danny Zheng	4/10/2006	100,000	$0.33	$20,000
Interim Chief Executive Officer & Chief Financial Officer

Alicia Haskamp	4/10/2006	100,000	$0.33	$20,000
Senior Vice President of Sales & Product Development

Dennis Norden	4/10/2006	50,000	$0.33	$10,000
Former Vice President of Sales

(1) The exercise price of the stock option awards is equal to the closing price of the common stock as reported by the American Stock Exchange on the date of the grant of the award

(2) Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10K for the relevant assumptions used to determine the valuation of our option awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to grants of options to purchase our common stock under our Year 2001 Stock Option Plan to the named executive officers during the fiscal year ended March 31, 2007:

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Yi Ping Chan	-	-	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Interim CEO & COO

Danny Zheng	7,200	4,800	N/A	1.05	4/26/2014	N/A	N/A	N/A	N/A
Interim Chief Executive Officer & Chief Financial Officer	23,333	46,667		0.60	5/8/2015
	30,000	-		0.34	1/19/2011
	-	100,000		0.33	4/9/2011
	60,533	151,467
Alicia Haskamp
Senior Vice President of Sales & Product Development	14,400	3,600	N/A	9.00	10/31/2012	N/A	N/A	N/A	N/A
	30,000	-		5.60	3/7/2013
	8,400	5,600		1.97	12/19/2013
	10,600	-		1.97	12/19/2013
	26,667	53,333		0.60	5/8/2015
	-	100,000		0.33	4/9/2011
	90,067	162,533

Dennis Norden	-	-	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Vice President of Sales

*The Company does not grant any stock-based awards

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2007. All option awards were granted from our Year 2001 Stock Option Plan.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total

Yi Ping Chan (1)	$-	$-	$-	$-	$-	$-	$-
Bernie Appel	$10,500	$2,500	$7,400	$-	$-	$-	$20,400
Jay Bauer	$10,500	$2,500	$7,400	$-	$-	$-	$20,400
Marc Goldberg (2)	$10,200	$2,500	$7,400	$-	$-	$3,639	$23,739
Peter Hon (3)	$1,603	$534	$7,400	$-	$-	$-	$9,537
Harvey Judkowitz	$10,500	$2,500	$7,400	$-	$-	$-	$20,400
Carol Lau (3)	$2,103	$534	$7,400	$-	$-	$-	$10,037
Yat Tung Lau (3)	$2,103	$534	$7,400	$-	$-	$-	$10,037
Stewart Merkin	$10,700	$2,500	$7,400	$-	$-	$-	$20,600

(1)	Yi Ping Chan was our former Interim Chief Financial Officer and Chief Operating Officer and did not receive additional compensation for serving as our director.

(2)	Marc Goldberg resigned from our board effective January 12, 2007

(3)	Carol Lau, Yat Tung Lau and Peter Hon joined our board effective January 12, 2007.

(4)
Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10K for the relevant assumptions used to determine the valuation of our option awards.

(5)	Includes payments for consulting services provided.

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10K for the relevant assumptions used to determine the valuation of our option awards.

During fiscal 2007, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our Board meetings. Our eight non-employee directors during fiscal 2007 were Messrs. Bauer, Appel, Judkowitz, Goldberg, Hon, Carol Lau, Yat Tung Lau and Merkin.

During fiscal 2007, we have implemented the following compensation policy for our directors.

•
An initial grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of joining the board. The options will vest in one year and expire in ten years while they are board members or 90 days once they are no longer board members.

•	An annual cash payment of $7,500 will be made for each completed full year of service or prorated for a partial year. The payment will be made as of March 31.

•
An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the Annual Shareholder Meeting. The actual grant will be made on or before March 31.

•
An annual grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of the Annual Shareholder Meeting. If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

•	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $200 fee.

•	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

EMPLOYMENT AGREEMENTS

The Company has an employment contract with its Chief Financial Officer as of March 31, 2007. The employment agreement was entered into on July 20, 2006, with Danny Zheng, Chief Financial Officer of the Company. Based on the agreement, Mr. Zheng’s base salary is $160,000 per year. The agreement also includes a monthly car allowance of $500 per month and a bonus, which is at the sole discretion of the Company’s Board of Directors. The agreement expires on July 17, 2008. In the event of a termination without cause, as defined in the agreement, the employee would be entitled to his base salary earned up to the effective date of termination.

Mr. Zheng received a cash bonus of $12,000 in fiscal year 2006. He did not receive any cash bonus in fiscal year 2007.

We awarded Mr. Zheng options to purchase 12,000 shares of our common stock, which vest in 5 years, at an exercise price of $1.05 per share in April 2004. We awarded 70,000 stock options, which vest in 3 years, to Mr. Zheng at exercise price of $0.60 on May 9, 2005. On January 20, 2006, the Company granted 30,000 stock options, which vest in 1 year, at an exercise price of $.34 per share. On April 10, 2006, Mr. Zheng was given stock options, which vest in 1 year, to purchase 100,000 shares of our common stock at an exercise price of $.33 per share. All of these options were granted under our Year 2001 Stock Option Plan and were granted at a price that was equal to closing price of our common stock on the date of grant.

In addition, the Company entered into an employee agreement with Alicia Haskamp, Senior Vice President of Sales and Product Development, on October 4, 2006. Based on the agreement, the base salary is $160,000 per year. The agreement also includes a monthly car allowance of $500 per month and a bonus, which is based on hardware net sales revenue. The agreement expires on October 31, 2008. In the event of a termination without cause, as defined in the agreement, the employee would be entitled to their base salary earned up to the effective date of termination.

Anton H. Handal who became our Chief Executive Officer effective June 21, 2007, has no employment agreements with the Company as of the date of this report.

SEPARATION AND CONSULTING AGREEMENTS

On December 6, 2006, the Company entered into a separation and release agreement with Yi Ping Chan, former interim chief executive officer and chief operating officer of the Company. Per the agreement, Mr. Chan is entitled to a severance payment equal to $72,916, in addition to a relocation expense of $40,000. These amounts are included in the general and administrative expenses for the twelve months ended March 31, 2007.

EQUITY COMPENSATION PLANS AND 401(K) PLAN

We have two stock option plans: our 1994 Amended and Restated Stock Option Plan ("1994 Plan") and our Year 2001 Stock Option Plan ("Year 2001 Plan"). Both the 1994 Plan and the Year 2001 Plan provide for the granting of incentive stock options and non-qualified stock options to our employees, officers, directors and consultants As of March 31, 2007, we had 13,050 options issued and outstanding under our 1994 Plan and 1,369,840 options are issued and outstanding under our Year 2001 Plan.

The following table gives information about equity awards under our 1994 Plan and the Year 2001 Plan.

	NUMBER OF SECURITIES TO BE ISSUED	WEIGHTED- AVERAGE EXERCISE	NUMBER OF SECURITIES REMAINING AVAILABLE
	UPON	PRICE	FOR EQUITY
	EXERCISE	OF	COMPENSATION
	OF	OUTSTANDING	PLANS
	OUTSTANDINGS	OPTIONS,	(EXCLUDING
	OPTION, WARRANTS	WARRANTS	SECURITIES IN
PLAN CATEGORY	AND RIGHTS	AND RIGHTS	COLUMN (A))

Equity Compensation Plans approved by Security Holders	1,382,890	$1.86	625,160

Equity Compensation Plans Not approved by Security Holders	0	$0	0

YEAR 1994 PLAN

Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million share of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2007, we have 13,050 options issued and outstanding under the 1994 Plan and all of these options are fully vested as of March 31, 2007.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company `s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2007, we have granted 1,369,840 options under the Year 2001 Plan, 569,257 of which are fully vested.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2007, 2006 and 2005 totaled approximately $39,460, $39,572 and $30,025, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 2, 2007, certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,

•	all named executive officers of the Singing Machine; and

•	persons known to own more than 5% of our common stock.

We had 29,883,714 shares of our common stock issued and outstanding. In addition, the following amounts were included as they will be exercisable within 60 days of July 2, 2007: 2,500,000 stock warrants, 15,162 shares of common stock, and 1,161,373 stock options issued under the 1994 and 2001 Stock Option Plans.

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

Name and position of owner	Title of Class	Shares of Common Stock (1)	Percent of Common Stock

Yi Ping Chan	Common Stock	21,580	*
Former Interim CEO snd Chief Operating Officer

Danny Zheng	Common Stock	186,267	*
Interim Chief Executive Officer and Chief Financial Officer

Alicia Haskamp	Common Stock
Senior Vice President of Sales and Product Development		216,733	*

Dennis Norden	Common Stock
Former President of Sales		-	*

Joseph Bauer (2)	Common Stock	1,336,141	3.98%
Director

Bernard Appel	Common Stock	74,022	*
Director

Harvey Judkowitz	Common Stock	74,022	*
Director

Carol Lau	Common Stock	574	*
Chairwoman

Yat Tung Lau	Common Stock	574	*
Director

Peter Hon	Common Stock	574	*
Director

Marc Goldberg	Common Stock	2,688	*
Former Director

Stewart Merkin	Common Stock	51,675	*
Director

Koncept International Ltd (3)	Common Stock	17,875,536	53.27%
Majority Shareholder

Gentle Boss Investments Ltd	Common Stock	2,100,000	6.26%
Shareholder

All Directors and Executive Officers as a Group (10 people)	Common Stock	1,748,117	5.21%

*Less than 1%.

(1) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of July 2, 2007: 186,267 options held by Danny Zheng; 216,733 options held by Alicia Haskamp; 102,740 options held by Jay Bauer; 60,000 options held by Bernie Appel; 60,000 options held by Harvey Judkowitz and 40,000 held by Stewart Merkin.

(2) Includes 138,423 shares held individually by Mr. Bauer, 299,016 held by Mr. Bauer’s wife, 178,374 held jointly by Mr. Bauer and his wife, 369,400 shares held by Mr. Bauer’s pension account, 245,500 shares held in Mr. Bauer’s Family LTD Partnership, 2,688 shares of common stock for fiscal year 2007 service and 102,740 issuable upon the exercise of stock options that can be exercisable within 60 days of July 2, 2007.

(3) Includes 2,500,000 stock warrants exercised on April 10, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On or about July 10, 2003, an officer and two directors of our Company advanced $1 million to our Company pursuant to written loan agreements. The officer is Yi Ping Chan and the directors were Josef A. Bauer and Howard Moore. Mr. Moore resigned from our Board, effective as of October 17, 2003. Additionally, Maureen LaRoche, a business associate of Mr. Bauer, participated in the financing. The loans are subordinated to the factoring company and accrued interest at 9.5% per annum. These loans were originally scheduled to be repaid by October 31, 2003, but were extended past March 31, 2006. All interest was accrued, and the unpaid amount totaled approximately $9,500 as of 3/31/07. A portion of the loans and the accrued interest in the amount of $409,500 has been converted into 563,274 shares of common stock at $0.72 per share on January 5, 2005. In addition, another portion of the loans in the amount of $200,000 has been converted into 277,778 shares of common stock on May 18, 2005. On November 30, 2005, Maureen LaRoche was repaid $107,917 ($100,000 principle and $7,917 interest). The balance of related party loan as of March 31, 2006 was $300,000. According to the Security Purchase Agreement with Starlight, parent of koncepts International Ltd, dated on February 21, 2006, the company may use $50,000 from $3 million investment to retire part of these related party loans. The remainder of the loan will be extended for 3 years at an interest rate of 5.5%.

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

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

CORPORATE GOVERNANCE

Board Determination of Independence

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by Berkovits, Lago & Co, LLP, HLB Hodgson Impey Cheng and Grant Thornton, LLP for professional services rendered for the fiscal years ended March 31, 2007 and 2006:

Fee Category	Fiscal 2007	Fiscal 2006

Audit Fees	$227,675	$155,193
Tax Fees	15,000	0
All Other Fees	1,150	1,500

Total Fees	$243,825	$156,693

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by Berkovits, Lago & Co, LLP, HLB Hodgson Impey Cheng and Grant Thornton LLP in connection with statutory and regulatory filings or engagements. For fiscal year 2007 amount also includes approximately $47,000 for audit fees in conjunction with acquisition by Starlight.

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

Out of the total fiscal 2007 and fiscal 2006 audit and other fees, $164,774 and $151,943 were billed by Berkovits, Lago and Co., LLP, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets-- March 31, 2007 and 2006

Consolidated Statements of Operations--Years ended March 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders' (deficit) Equity--Years ended March 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows--Years ended March 31, 2007, 2006 and 2005.

2. Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description

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

10.5 Form of Subordination Agreement executed by institutional Investors. (Incorporated by reference to Exhibit 10.18 of the Singing Machine's Amendment No. 1 to its registration statement on Form S-1 filed with SEC on April, 2004)

10.6 Employment Agreement dated February 27, 2004 between the Singing Machine and Eddie Steele. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.7 Employment Agreement dated May 2, 2003 between the Singing Machine and Yi Ping Chan. (incorporated by reference to Exhibit 10.20 of the Singing Machine's Annual Report on Form 10-KSB/A filed with the SEC on July 23, 2003, File No. 000-24968). +

10.8 Separation and Release Agreement effective as of May 2, 2003 between the Singing Machine and John Klecha (incorporated by reference to Exhibit 10.1 of the Singing Machine's Annual Report on Form 8-K filed with the SEC on July 17, 2003, File No. 000-24968).

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

10.28 Distribution Agreement dated April 1, 2003 between the Singing Machine and Arbiter Group, PLC. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.29 Loan Agreements dated August 13, 2003 in the aggregate amount of $1 million between the Company and each of Josef Bauer, Howard Moore & Helen Moore Living Trust, Maureen G. LaRoche and Yi Ping Chan.(incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.30 Letter dated March 4, 2003 from Jay Bauer to the Singing Machine regarding a $400,000 loan. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.31 Securities Purchase Agreement dated February 21, 2006, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.32 Registration Rights Agreement dated February 21, 2006, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.33 One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.34 Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.35 Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.36 Bridge Loan Agreement dated March 8, 2006, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2006)

10.37 Collateral Security Agreement dated March 8, 2006, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2006)

10.38 Bridge Note of The Singing Machine Company, Inc. dated March 8, 2006. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2006)

10.39 Settlement Agreement and Release dated as of March 5, 2006 by and among The Singing Machine Company, Inc. and the holders of the Company’s $4,000,000 principal amount 8% Convertible Debentures. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2006)

10.40 Settlement Agreement dated April 27, 2006, by and between The Singing Machine Company, Inc. and Abacus Advisors Group LLC. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 3, 2006)

31.1 Certification of Anton Handal, Chief Executive Officer, dated July 16, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Danny Zheng, Chief Financial Officer, dated July 16, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

+ Compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: July 16, 2007	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ ANTON H. HANDAL	Chief Executive Officer	July 16, 2007
Anton H. Handal

/s/ DANNY ZHENG	Chief Financial Officer	July 16, 2007
Danny Zheng	(Principal Accounting and Financial Officer)

	Director	July 16, 2007
Josef A. Bauer

/s/ BERNARD APPEL	Director	July 16, 2007
Bernard Appel

/s/ HARVEY JUDKOWITZ	Director	July 16, 2007
Harvey Judkowitz

/s/ STEWART MERKIN	Director	July 16, 2007
Stewart Merkin

/s/ CAROL LAU	Director	July 16, 2007
Carol Lau

	Director	July 16, 2007
Yat Tung Lau

	Director	July 16, 2007
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Singing Machine Company, Inc.

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and it’s Subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the three year period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for the years ended March 31, 2007, March 31, 2006 and March 31, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Berkovits, Lago & Company, LLP.

Fort Lauderdale, Florida
June 14, 2007

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2006

Assets
Current Assets
Cash and cash equivalents	$1,188,900	$423,548
Restricted cash	-	268,405
Accounts receivable, net of allowances of $61,825 and
$103,615, respectively	1,054,371	1,169,271
Due from factor	109,991	134,281
Inventories	2,280,083	1,688,058
Prepaid expenses and other current assets	521,891	228,402
Total Current Assets	5,155,236	3,911,965
Property and Equipment, at cost less accumulated depreciation
of $1,045,119 and $3,246,072 , respectively	446,510	513,615
Other Non-Current Assets	56,054	98,687
Total Assets	$5,657,800	$4,524,267

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$903,243	$1,563,810
Accounts payable - related party	199,316	-
Accrued expenses	624,994	648,182
Customer credits on account	594,169	1,034,215
Deferred gross profit on estimated returns	213,718	186,282
Loan payable	-	2,000,000
Subordinated debt-related parties	225,000	300,000
Income tax payable	-	2,453,576
Total Current Liabilities	2,760,440	8,186,065

Shareholders' Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no
shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
27,286,199 and 10,060,282 shares issued and outstanding	272,862	100,603
Additional paid-in capital	17,306,342	11,658,031
Accumulated deficit	(14,681,844)	(15,420,432)
Total Shareholders' Equity (Deficit)	2,897,360	(3,661,798)
Total Liabilities and Shareholders' Equity (Deficit)	$5,657,800	$4,524,267

The accompanying notes are an integral part of these financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended
	March 31, 2007	March 31, 2006	March 31, 2005

Net Sales	$26,732,144	$32,305,560	$38,209,825

Cost of Goods Sold	20,616,541	25,223,056	28,945,283

Gross Profit	6,115,603	7,082,504	9,264,542

Operating Expenses
Selling expenses	2,308,959	2,169,168	3,546,185
General and administrative expenses	4,952,254	6,140,542	6,629,263
Depreciation and amortization	556,051	932,216	709,329

Total Operating Expenses	7,817,264	9,241,926	10,884,777

Loss from Operations	(1,701,661)	(2,159,422)	(1,620,235)

Other Income (Expenses)
Other income	-	103,396	204,267
Gain on sale of subsidiary and other assets	29,028	-	-
Net gain (loss) on retirement of convertible debentures			-
including unpaid accrued interest of $259,726	-	2,253,725	-
Interest expense	(42,355)	(487,307)	(549,506)
Interest expense - amortization of discount
on convertible debentures	-	(1,615,642)	(1,626,501)

Net Other Income (Expenses)	(13,327)	254,172	(1,971,740)

Loss Before Reversal of Provision for Income Taxes	(1,714,988)	(1,905,250)	(3,591,975)

Reversal of Provision for Income Taxes	2,453,576	-	-

Net Income (Loss)	$738,588	$(1,905,250)	$(3,591,975)

Income (Loss) per Common Share
Basic	$0.03	$(0.19)	$(0.39)
Diluted	$0.03	$(0.19)	$(0.39)

Weighted Average Common and Common
Equivalent Shares:
Basic	21,145,003	10,029,085	9,112,278
Diluted	24,753,864	10,029,085	9,112,278

The accompanying notes are an integral part of these financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	March 31, 2007	March 31, 2005	March 31, 2005

Cash flows from operating activities
Net Income (Loss)	$738,588	$(1,905,250)	$(3,591,975)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposal of assets	(29,028)	-	-
Gain from debt restructure	-	(2,253,725)
Depreciation and amortization	556,051	688,951	709,291
Change in inventory reserve	(902,071)	(681,767)	(4,912,717)
Change in allowance for bad debts	(41,790)	95,016	19,797
Amortization of discount/deferred fees on convertible debentures	-	1,858,911	938,864
Stock compensation	194,870	22,473	990,138
Deferred gross profit on estimated sales returns	27,436	(209,949)	396,231
Reversal of provision for income taxes	(2,453,576)	-	-
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	156,690	(113,445)	2,635,527
Insurance Receivable	-	-	800,000
Inventories	310,046	2,088,646	7,741,047
Due from manufacturer	-	-	95,580
Prepaid expenses and other assets	(293,489)	278,902	276,188
Other non-current assets	42,633	12,711	261,112
Increase (Decrease) in:
Accounts payable	(160,566)	97,239	(3,185,104)
Accounts payable - related party	199,316	-	-
Accrued expenses	(23,190)	214,133	(2,788,129)
Customer credits on account	(440,046)	(625,110)	(452,160)
Current income taxes	-	-	1,184,342
Net cash (used in) provided by operating activities	(2,118,126)	(432,264)	1,118,032
Cash flows from investing activities
Purchase of property and equipment	(488,946)	(163,723)	(764,153)
Receipt of restricted cash	268,405	602,390	3,488
Proceeds from sale of subsidiary and other assets	29,028	-	-
Net cash (used in) provided by investing activities	(191,513)	438,667	(760,665)
Cash flows from financing activities
Borrowings from factoring, net	24,290	(99,909)	(34,372)
Bank overdraft	-	-	(62,282)
Payment on convertible debentures	-	(2,000,000)	-
Proceeds from related party loan	-	2,200,000	240,000
Payment on related party loan	(75,000)	(300,000)	(240,000)
Proceeds from issuance of stock	3,125,700	-	-
Net cash provided by (used in) financing activities	3,074,990	(199,909)	(96,654)
Change in cash and cash equivalents	765,352	(193,506)	260,712

Cash and cash equivalents at beginning of period	423,548	617,054	356,342
Cash and cash equivalents at end of period	$1,188,900	$423,548	$617,054

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$57,769	$272,852	$557,339
Cash paid for Taxes	$-	$-	$50,000
Non-Cash Financing Activities:
Related party loan paid off with stock	$-	$200,000	$409,500
Conversion of loan payable to equity	$2,000,000	$-	$-
Discounts for warrants issued in connection with the
beneficial conversion feature of the convertible debentures	$-	$-	$687,638
Conversion of accounts payable to equity	$500,000	$-	$-

The accompanying notes are an integral part of these financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance at March 31, 2004	-	-	8,752,318	$87,523	$10,052,498	$(9,923,207)	$216,814

Net loss	-	-	-	-	-	(3,591,975)	(3,591,975)
Adjustment for 3 to 2 rev. split fraction share	-	-	4,001	40	(40)	-	-
Stock Compensation	-	-	450,000	4,500	288,500	-	293,000
Additional discount due to Convertible debentures
price reset	-	-	-	-	687,638	-	687,638
Stock issued as payment of related party loans	-	-	563,274	5,633	403,867	-	409,500
Balance at March 31, 2005	-	-	9,769,593	97,696	11,432,463	(13,515,182)	(1,985,023)

Net Loss	-	-	-	-	-	(1,905,250)	(1,905,250)
Conversion of Insider Loan	-	-	290,689	2,907	206,260		209,167
Warrants related to debenture payment settlement	-	-	-	-	6,000	-	6,000
Employee compensation - stock option	-	-	-	-	13,308	-	13,308
Balance at March 31, 2006	-	-	10,060,282	100,603	11,658,031	(15,420,432)	(3,661,798)

Net Income	-	-	-	-	-	738,588	738,588
Employee compensation-stock option	-	-	-	-	182,369	-	182,369
Exercise of employee stock options	-	-	285,000	2,850	122,350	-	125,200
Director Fees	-	-	39,065	391	12,110	-	12,501
Issuances of common stock	-	-	16,901,852	169,018	5,331,482	-	5,500,500
Balance at March 31, 2007	-	-	27,286,199	$272,862	$17,306,342	$(14,681,844)	$2,897,360

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
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

THE FOLLOWING ARE THE COMPANY'S REMAINING ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Singing Machine Company, Inc. its wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”) and The Singing Machine Holdings Ltd. (a B.V.I. Company) and the statement of operations of its former wholly-owned Hong Kong Subsidiary, International SMC (HK) Limited ("Hong Kong Subsidiary") through date of sale. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Hong Kong and Macau Subsidiaries is the Hong Kong dollar. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash at March 31, 2007, 2006, and 2005 were also not material.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at March 31, 2007 and March 31, 2006 were $1,188,900 and $423,548, respectively.

CONCENTRATION OF CREDIT RISK

Occasionally the Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at March 31, 2007, and 2006 approximate $240,682 and $251,108 respectively.

INVENTORY

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the statement of operations.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful lives using accelerated and straight-line methods.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The returns for the twelve months ended March 31, 2007 and 2006 were $2,778,236 and $2,403,697, respectively. These include the provision for future returns in the amount of $848,522 and $470,796, respectively. The total return represents 13.4% and 7.4% of the net sales for the twelve months ended March 31, 2007 and 2006, respectively.

STOCK BASED COMPENSATION

The Company began to apply the provisions of SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), starting on January 1, 2006. SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $182,369 (included in selling, general and administrative expenses) in the year ended March 31, 2007 associated with the expensing of stock options. For the year ended March 31, 2006, the stock option expense was $13,307. Employee stock option compensation expense in fiscal years 2007 and 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Prior to June 15, 2005, the Company followed Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Reported and pro forma net income (loss) and earnings (loss) per share based on APB No. 25 are as follows:

		For year ended
		March 31, 2006	March 31, 2005

Net loss, as reported		$(1,905,250)	$(3,591,975)
Less: Total stock-based employee compensation expense determined under fair value based method		(484,103)	(497,902)

Net loss, pro forma		$(2,389,353)	$(4,089,877)

Net loss, per share - basic	As reported	$(0.19)	$(0.39)
	Pro forma	$(0.24)	$(0.45)

Net loss, per share - diluted	As reported	$(0.19)	$(0.39)
	Pro forma	$(0.24)	$(0.45)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions in the detail below. During fiscal year 2007, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data. Set forth below are the assumptions used for each year presented.

Fiscal 2007: expected dividend yield 0%, risk- free interest rate from 4.65% to 5.1%, volatility between 90.77% and 91.6% and expected term of three years.

Fiscal 2006: expected dividend yield 0%, risk- free interest rate from 4% to 4.86%, volatility from 91% to 104% and expected term of three to five years.

Fiscal 2005: expected dividend yield 0%, risk- free interest rate of 4%, volatility from 110% to199% and expected term of three to five years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company had entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund on mutually agreed events. The percentage of the cooperative advertising allowance ranges from approximately 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the advertising allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2007, 2006 and 2005 was $212,362, $168,739 and $597,821, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the years ended March 31, 2007, 2006, and 2005, these amounts totaled $104,218, $132,282, and $239,242, respectively.

EARNINGS PER SHARE

In accordance with SFAS No, 128, “Earnings per Share,” basic (loss) earnings per share are computing by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FAS 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

NOTE 2 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2007	2006

Finished Goods	$2,334,381	$2,637,277
Inventory in Transit	144,550	146,904
Less: Inventory Reserve	(198,848)	(1,096,123)

Total Inventories	$2,280,083	$1,688,058

Inventory consigned to customers at March 31, 2007 and March 31, 2006 was $418,598 and $176,750, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT -

On August 4, 2004, the Company entered into a 3 year factoring agreement with Crestmark Bank, Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at prime plus 2% (10.25% at March 31, 2007). The agreement contains a liquidated damage fee, which equals to $9,000 multiplied by the remaining months of the contract term for early termination by the Company.

Crestmark Bank also received a security interest in all of the Company's accounts receivables and inventory in the United States. The related party loan holders have subordinated their debt to the Crestmark Bank debt.

As of March 31, 2007 and 2006, the outstanding amount due from Crestmark bank for factoring was $109,991 and $134,281, respectively. The amount represents excess of customer payments received by Crestmark Bank over advances made to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company applied the straight-line depreciation method for molds and tools and an accelerated method for all other assets.
A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2007	2006

Computer and office equipment	5 years	$440,946	$478,401
Furniture and fixtures	5-7 years	220,171	402,081
Leasehold improvement	*	209,004	154,125
Molds and tooling	3 years	621,508	2,725,080
		1,491,629	3,759,687

Less: Accumulated depreciation		(1,045,119)	(3,246,072)
		$446,510	$513,615

* Shorter of remaining term of lease or useful life

NOTE 5 - RESTRICTED CASH

The Company, through its former wholly-owned Hong Kong Subsidiary, maintained a letter of credit facility and short term loan with a major international bank. The Hong Kong Subsidiary was required to maintain a separate deposit account in the amount $268,405 at March 31, 2006. This amount is shown as restricted cash in the accompanying balance sheets. The restricted cash is not covered by the bank’s deposit insurance. The facility was terminated in April 2006 and the restricted cash was released to the Company.

NOTE 6 - LOANS

LOAN PAYABLE

On March 10, 2006, the Company borrowed $2 million from Ever Solid Ltd, a subsidiary of Starlight International Holdings LTD (“Starlight”), to pay off the $4 million convertible debentures. This bridge loan was subsequently converted into equity upon closing of the Starlight $3 million investment on June 25, 2006 (see note 8).

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

The related party loans as of March 31, 2007, which total $225,000 are due to a director and an individual and currently bear interest at 5.5%. The balance of the loans is due on demand and is subordinated to the loan with Crestmark Bank (See Note 3).

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 - NET GAIN ON RETIREMENT OF CONVERTIBLE DEBENTURES

In September 2003, the Company issued $4 million of 8% Convertible Debentures in a private offering which were due February 20, 2006 ("Convertible Debentures"). The net cash proceeds received by the Company were $3,745,000 after deduction of cash commissions and other expenses.

On March 10, 2006, the holders of the Company’s 8% convertible debentures agreed to accept $2,000,000 in full payment of principal and unpaid interest due them on the convertible debentures.

The funds to complete this transaction were provided by a $2 million bridge loan from Ever Solid Ltd., a subsidiary of Starlight International Holding Ltd (see note 9). The $2 million bridge loan was recorded as loan payable in the balance sheet as of March 31, 2006. The Company also agreed to reset the price of 457,143 warrants issued to the debenture holders from $1.41 to $0.85. The warrants expired on September 7, 2006. The Company has recorded the fair value of the price reset in the amount of $6,000 to financing expense for the year ended March 31, 2006.

This agreed upon final payment resulted in a net gain of $2,253,725 which has been reflected under other income in the accompanying consolidated statement of operations for the fiscal year ended March 31, 2006.

NOTE 9- SECURITY PURCHASE AGREEMENTS

On February 21, 2006, we entered into a Securities Purchase Agreement (the “koncept Purchase Agreement”) with koncepts International Limited (the “Purchaser”), a subsidiary of Starlight International (“Starlight”) pursuant to which the Company agreed to sell and issue 12,875,536 shares of common stock, $.01 par value per share (the “Common Shares”), for an aggregate purchase price of $3,000,000, or per share purchase price of $.233.

On March 10, 2006 the Company borrowed $2 million from a subsidiary of Starlight to pay off the $4 million convertible debentures. The bridge loan was converted into equity upon closing of Starlight $3 million investment.

On June 15, 2006, the shareholders of Starlight approved the koncept Purchase Agreement. The Company received the remaining $1,000,000 cash payment from the Purchaser on June 20, 2006. The Company issued 12,875,536 shares of common stock to the Purchaser in the quarter ending June 30, 2006.

In addition to the 12,875,536 shares of common stock, the Company issued warrants to purchase (i) 2,500,000 shares of our stock at an exercise price of $.233 per share for one year from the date of issuance, (ii) 1,250,000 shares of our common stock at an exercise price of $.28 per share for three years from the date of issuance, and (iii) 1,250,000 shares of our common stock at an exercise price of $.35 per share for four years from the date of issuance. The Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. Under the terms of the Warrants, in no event shall the Purchaser become the beneficial owner of more that 19.99% of the number of shares of common stock outstanding immediately after giving the effect to such issuance.

On August 1, 2006, we entered into two new Securities Purchase Agreements (the “Purchase Agreements”) with two accredited and/or institutional investors (the “Purchasers”) pursuant to which we agreed to sell and issue an aggregate of 2,300,000 shares of common stock, $.01 par value per share (the “Common Shares”) for an aggregate purchase price of approximately $1,000,500, or a per share purchase price of $0.435. These agreements were closed on October 3, 2006 upon approval of The American Stock Exchange.

On January 16, 2007, we entered into another two Securities Purchase Agreements (the “Purchase Agreements”) with the same accredited and/or institutional investors (the “Purchasers”) from the agreements above pursuant to which we agreed to sell and issue an aggregate of 1,200,000 shares of common stock, $.01 par value per share (the “Common Shares”) for an aggregate purchase price of approximately $1,000,000, or a per share purchase price of $0.833. These agreements were closed on March 26, 2007 upon approval of The American Stock Exchange.

On February 1, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited and/or institutional investor (the “Purchaser”) pursuant to which we agreed to sell and issue an aggregate of 526,316 shares of common stock, $.01 par value per share (the "Common Shares") for an aggregate purchase price of approximately $500,000, or a per share purchase price of $0.95. This agreement was closed on March 26, 2007 upon approval of The American Stock Exchange.

In addition, under the Purchase Agreements entered into in fiscal year 2007, we granted the Purchasers “piggy-back” registration rights with respect to the Common Shares on the next registration statement (other than on Form S-8, S-4 or similar Forms) filed by us.

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

In September 2005, the defendants, including The Singing Machine Company, Inc., filed multiple motions to dismiss the original complaint. In October 2005, Sybersound filed a motion for summary judgment. On January 6, 2006, the court granted the motions of the defendants and denied the plaintiff’s motion, thereby dismissing the case against the defendants, including The Singing Machine Company, Inc., with prejudice. The plaintiff Sybersound thereafter appealed the decision to the Ninth Circuit Court of Appeals. The case is currently under review by the appellate court.

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

For the fiscal years ended March 31, 2007 and March 31, 2006, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years.

In order to maintain its Amex listing, the Company was required to submit a Revised Plan to the American Stock Exchange by October 2, 2006 advising the Amex of actions it will take, which may allow it to regain compliance with all of the Exchange's continued listing standards within a maximum of 18 months from July 18, 2005. The Revised Plan will supplement the Plan originally submitted to the American Stock Exchange on August 18, 2005, as required under a notice of non-compliance announced by The Singing Machine on July 22, 2005. The Revised Plan was submitted by the Company prior to the deadline of October 2, 2006. As of July 2, 2007 the Company is still not in compliance with Amex continuing listing requirement and waiting for Amex’s decision.

The Listings Qualifications Department will evaluate the Revised Plan, including any supplemental information provided, and make a determination as to whether the Company has made a reasonable demonstration in the Revised Plan of an ability to regain compliance. If the Revised Plan is accepted, the Company may be able to continue its listing during the plan period, during which time it will be subject to periodic review to determine whether it is making progress consistent with the Revised Plan. The Company may be subject to delisting proceedings if the Revised Plan is not accepted, or if the Revised Plan is accepted but the Company is not in compliance with all of the Exchange's continued listing standards within the time frame provided or does not make progress consistent with the Revised Plan during the plan period.

The Company was previously added to the list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD remains subject to the extension “.BC” to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California, and Macau. The leases expire at varying dates. Rent expense, offset by rental income, for fiscal 2007, 2006, and 2005 was $409,608, $632,586, and $673,148, respectively.

In addition, the Company maintains various warehouse and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2007 are as follows:

	Property Lease	Equipment Lease
For period

Less than 1 year	$626,408	$9,888
1 - 3 years	30,125	24,928
	$656,533	$34,816

The Company subleases space in its California warehouse to various lessees on a month to month basis. This income is not included in the figures presented above.

MERCHANDISE LICENSE AGREEMENTS

In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its subsidiary agreement signed in March 2003, allow us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000, which has been paid in full as of March 31, 2005. The agreement expired December 31, 2006 without any additional minimum guarantee payments.

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expired on December 31, 2004. The company has extended the agreement to December 31, 2005. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $450,000, which has been paid in full as of March 31, 2005. The agreement expired December 31, 2006.

On December 20, 2005, we entered into a three-year license agreement with Hi-5 to produce and distribute karaoke software, including compact discs with graphics (CDGs) and karaoke music downloadable via the Internet, a variety of karaoke hardware products, and youth-oriented cassette players, CD and DVD players, and clock radios based on the popular “Hi-5” television show. The agreement contains an option to extend for an additional three years.

On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA's BRATZ™ franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, Europe and Australia. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards and an electronic drum. The license agreement contains a minimum guarantee payment term.

On November 21, 2006, we entered into a three-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of consumer electronic products based on MGA's BRATZ™ franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, New Zealand, Chile and Australia. These consumer electronic products include boom boxes, clock radios and portable DVDs. The license agreement contains a minimum guarantee payment term.

Future royalty payments due as of March 31, 2007 include the following:

Royalty Payments
For period

Less than 1 year	$242,500
1 - 3 years	227,500
$470,000

EMPLOYMENT AND SEPERATION AGREEMENTS

The Company has an employment contract with one key officer as of March 31, 2007. The employment agreement was entered into on July 20, 2006, with Danny Zheng, Chief Financial Officer of the Company. Mr. Zheng became the Interim Chief Executive Officer on January 1, 2007. Based on the agreement, Mr. Zheng’s base salary is $160,000 per year. The agreement also includes a monthly car allowance of $500 per month and a bonus, which is at the sole discretion of the Company’s Board of Directors. The agreement expires on July 17, 2008. In the event of a termination without cause, as defined in the agreement, the employee would be entitled to his base salary earned up to the effective date of termination.

In addition, the company entered into an employee agreement with Alicia Haskamp, Senior Vice President of Sales and Product Development on October 4, 2006. Based on the agreement, the base salary is $160,000 per year. The agreement also includes a monthly car allowance of $500 per month and a bonus, which is based on hardware net sales revenue. The agreement expires on October 31, 2008. In the event of a termination without cause, as defined in the agreement, the employee would be entitled to their base salary earned up to the effective date of termination.

On December 6, 2006, the Company entered into a separation and release agreement with Yi Ping Chan, former interim chief executive officer and chief operating officer of the Company. Per the agreement, Mr. Chan is entitled to a severance payment equal to $72,916, in addition to a relocation expense of $40,000. These amounts are included in the general and administrative expenses for the twelve months ended March 31, 2007.

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ISSUANCES

During the fiscal year ended March 31, 2007 and 2006, the Company issued 17,225,917 and 290,689 shares of its common stock, respectively.

Included in these shares issued during the fiscal year ended March 31, 2007, the Company issued 285,000 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.60 per share according to employee stock option agreements.

On March 26, 2007 the Company issued 526,316 shares of common stock to Arts Electronics, LTD for $500,000 ($.95 per share).

On March 26, 2007, the Company issued 720,000 shares of common stock to Gentle Boss Investments LTD to for $600,000 ($.833 per share).

On March 26, 2007, the Company issued 480,000 shares of common stock to Timemate Industries Limited for $400,000 ($.833 per share).

On October 3, 2006, the Company issued 1,380,000 shares of common stock to Gentle Boss Investments LTD. for $600,300 ($.435 per share).

On October 3, 2006, the Company issued 920,000 shares of common stock to Timemate Industries Limited for $400,200 ($.435 per share).

On September 27, 2006, the Company issued 39,065 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2006, valued at $12,501, which is included in the selling, general, and administrative expenses for the nine months ended December 31, 2006.

On June 25, 2006, the Company issued 12,875,536 shares of common stock to koncept International Limited, a subsidiary of Starlight for a $3 million investment ($.233 per share) (See Note 9).

On November 1, 2005, the Company issued 12,911 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2005, valued at $9,167.

On May 1, 2005, the Company has authorized the issuance of 277,778 shares of common stock for the conversion of a $200,000 related party loan.

EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share", basic earnings (loss) per share are computed by dividing the net earnings (loss) for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings (loss) for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

The following table presents a reconciliation of basic earnings (loss) per share and diluted earnings per share:

	FISCAL YEARS ENDED MARCH 31
	2007	2006	2005

Net earnings (loss)	$738,588	$(1,905,250)	$(3,576,706)
Earnings (loss) available to common shareholders	$738,588	$(1,905,250)	$(3,576,706)
Weighted average shares outstanding - basic	21,145,003	10,029,085	9,112,278
Earnings (loss) per share - basic	$0.03	$(0.19)	$(0.39)

Effect of dilutive securities:
Stock options/Warrants	3,608,861	-	-

Weighted average shares outstanding - diluted	24,753,864	10,029,085	9,112,278
Earnings (loss) per share - diluted	$0.03	$(0.19)	$(0.39)

For fiscal 2007, 2006, and 2005, 1,973,446, 1,133,201 and 4,674,338 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been antidilutive for fiscal years ended March 31, 2007, 2006, and 2005.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2007, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of March 31, 2007, the Company had granted 1,654,840 options under the Year 2001 Plan, leaving 295,160 options available to be granted. As of March 31, 2007, the Company had 13,050 options outstanding under its 1994 Plan.

The exercise price of employee common stock option issuances in 2007, 2006, and 2005 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the selling, general and administration expense. A summary of the options issued as of the presented period and changes during the years are presented below.

In accordance with SFAS No. 123, for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for its options issued. The following table sets forth the issuances of stock options for the periods presented:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,300,110	$1.74	1,041,610	$3.67	1,027,530	$3.95
Granted	943,000	$0.39	841,000	$0.50	261,890	$0.85
Exercised	(285,000)	$0.44	-	$0.00	-	$0.00
Forfeited	(575,220)	$1.34	(582,500)	$3.48	(247,810)	$1.76
Balance at end of period	1,382,890	$1.26	1,300,110	$1.74	1,041,610	$3.67

Options exercisable at end of period	582,307	$2.14	392,161	$3.52	775,831	$3.58

The following table summarizes information about employee stock options outstanding at March 31, 2007:

Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$0.32-$0.77	1,136,000	6.14	$0.50	365,667	0.55
$1.05-$1.97	120,840	7.02	$1.53	101,190	1.50
$2.04-$5.60	43,050	5.18	$4.52	43,050	4.52
$7.20-$11.09	83,000	5.67	$9.54	72,400	9.67
	1,382,890			582,307

STOCK WARRANTS

In September 2003, 457,143 warrants were issued to investors in connection with the $4 million debenture offering and 103,896 warrants were issued to the respective investment banker. The estimated fair value of the warrants issued to the investors in the amount of $1,180,901 was recorded as a discount on the debentures and the estimated fair value of the warrants issued to the investment banker in the amount of $268,386 has been record as deferred expense. Both amounts were being amortized over the term of the debentures. In February 2004, the Company issued an additional 30,001 warrants to the investors in connection with a settlement agreement. The estimated fair value of these warrants totaled $30,981, which was expensed as component of selling, general and administrative expenses. The weighted average fair value of warrants issued during fiscal 2005 was $2.67. As of March 31, 2007, these warrants were expired.

As of March 31, 2007, the Company had a total of 5,000,000 stock purchase warrants outstanding. These warrants were issued to koncept International Limited related to the Securities Purchase Agreement dated February 21, 2006 (see note 9). The exercise price of these warrants range from $0.233 to $0.35. The expiration date of these warrants range from July 25, 2007 to July 25, 2010. On April 16, 2007, 2,500,000 warrants at $0.233 were exercised and the Company received a total of $582,500.

NOTE 12 - INCOME TAXES

The Company files separate tax returns for the parent in the United States and for the Macau Subsidiary. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2007, 2006 and 2005, the Company recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation. As of March 31, 2007, March 31, 2006, and March 31, 2005, The Singing Machine had net deferred tax assets of approximately $2.7 million, $6.4 million, and $10.4 million, respectively, against which the Company recorded valuation allowances totaling approximately $2.7 million, $6.4 million, and $10.4 million, respectively.

The Company's former wholly-owned subsidiary, International SMC (HK) Limited (“ISMC”) had applied for an exemption of income tax in Hong Kong. Therefore, no taxes had been expensed or provided for at ISMC. Although no decision has been reached by the governing body, the parent company reached the decision to provide for the possibility that the exemption could be denied and accordingly had recorded a provision of $2,453,576 in the consolidated financial statements for Hong Kong taxes in fiscal 2003, 2002 and 2001.

As a result of restructuring its operations in China, the Company established a wholly owned Macau subsidiary to conduct its operations in China. In August 2006, the Company engaged Starlight International, the parent of the Company’s majority shareholder, to provide engineering and shipping services. In September 2006, the Company sold its wholly owned Hong Kong subsidiary, ISMC to See Bright Investments Limited.

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

The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2007, 2006, and 2005:

	2007	2006	2005

Current:
U.S. Federal	$(781,917)	$550,839	$-
Foreign	(2,453,576)	(129,090)	-
State	(69,080)	74,870	-
Deferred	850,997	(496,619)	-
	$(2,453,576)	$-	$-

The United States and foreign components of income (loss) before income taxes are as follows:

	2007	2006	2005

United States	$(2,316,348)	$(1,167,591)	$(2,943,847)
Foreign	601,360	(737,659)	(648,128)
	$(1,714,988)	$(1,905,250)	$(3,591,975)

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2007, 2006, and 2005 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2007	2006	2005

Expected tax (benefit) expense	$(583,096)	$(647,785)	$(1,221,272)
State income taxes, net of Federal income tax benefit	(69,080)	(110,506)	(195,293)
Permanent differences	5,640	5,550	5,561
Deemed Dividend	-	1,224,000	-
Change in valuation allowance	(3,702,790)	(4,019,030)	1,370,786
Tax rate differential on foreign earnings	(204,462)	121,714	106,941
Reversal of provision for foreign income taxes	(2,453,576)	-	-
Other	4,553,788	3,426,057	(66,723)
Actual tax (benefit) expense	$(2,453,576)	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2007	2006	2005

Deferred tax assets:
Federal net operating loss carryforward	$2,034,910	$2,325,138	$5,874,969
State net operating loss carryforward	291,285	466,092	697,710
Hong Kong net operating loss carryforward	-	340,916	211,826
AMT credit carryforward	70,090	70,090	70,090
Inventory differences	66,942	505,452	600,628
Hong Kong foreign tax credit	-	2,453,576	2,447,746
Allowance for doubtful accounts	21,021	35,229	40,054
Reserve for sales returns	72,664	63,336	336,188
Charitable contributions	60,700	60,573	59,364
Amortization of reorganization intangible	53,652	53,652	68,981
Total deferred tax assets	2,671,264	6,374,054	10,407,556
Deferred tax liability:
Depreciation	-	-	(14,473)
Total deferred tax liability	-	-	(14,473)
Net deferred tax assets before valuation allowance	2,671,264	6,374,054	10,393,083
Valuation allowance	(2,671,264)	(6,374,054)	(10,393,083)
Net deferred tax assets	$-	$-	$-

At March 31, 2007, the Company has federal tax net operating loss carry forwards in the amount of approximately $5.9 million, which expire beginning in the year 2023. In addition, state tax net operating loss carry forwards in the amount of approximately $6.6 million expire beginning in 2013.

NOTE 13 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary and Hong Kong Subsidiary, until its date of sale. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31,
	2007	2006	2005

North America	$20,552,962	$22,458,950	$28,227,140
Europe	5,793,062	9,655,939	9,531,632
Others	386,120	190,671	451,053
	$26,732,144	$32,305,560	$38,209,825

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2007, 2006, and 2005 totaled $39,460, $39,571 and $30,027, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post employment benefits to retirees.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, SUPPLIERS, AND FINANCING

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2007, 29% of accounts receivable were due from three customers: all from the domestic sales. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 11% at March 31, 2007. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 31% at March 31, 2006. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues derived from five customers in 2007, 2006, and 2005 were 58%, 56% and 40% of total revenues, respectively. Revenues derived from top three customers in 2007, 2006 and 2005 as percentage of the total revenue were 24%, 16% and 10%; 13%, 12% and 11%; and 9%, 8% and 9%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Hong Kong and Macau Subsidiaries aggregated $16.2 million in 2007, $21.9 million in 2006 and $26.9 million in 2005.

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

During fiscal years 2007, 2006, and 2005, manufacturers in the People's Republic of China ("China") accounted for approximately 98%, 98% and 96%; respectively of the Company's total product purchases, including all of the Company's hardware purchases.

The Company is primary relying on one factoring company in the United State to finance its accounts receivable. The loss of the factoring facility might have an adverse effect on its business.

NOTE 16 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2007, 2006, and 2005 are set forth in the following table:

				Basic	Diluted
				Earnings	Earnings
			Net Earnings	(Loss)	(Loss)
	Sales	Gross Profit	(Loss)	Per Share	Per Share
	(In thousands)	(In thousands)	(In thousands)
2007
First quarter	$1,036	$126	$(1,151)	$(0.11)	$(0.11)
Second quarter	14,299	3,046	806	0.04	0.03
Third quarter	11,018	3,289	2,824	0.11	0.10
Fourth quarter	379	(345)	(1,740)	(0.08)	(0.08)
Fiscal Year 2007	$26,732	$6,116	$739	$0.03	$0.03

2006
First quarter	$2,792	$437	$(1,902)	$(0.19)	$(0.19)
Second quarter	18,532	3,823	926	0.09	0.09
Third quarter	9,877	2,580	(565)	(0.06)	(0.06)
Fourth quarter	1,104	243	(364)	(0.03)	(0.03)
Fiscal Year 2006	$32,305	$7,083	$(1,905)	$(0.19)	$(0.19)

2005
First quarter	$3,857	$770	$(1,520)	$(0.17)	$(0.17)
Second quarter	18,753	4,260	722	0.08	0.06
Third quarter	14,368	4,923	493	0.05	0.05
Fourth quarter	1,232	(688)	(3,287)	(0.35)	(0.33)
Fiscal Year 2005	$38,210	$9,265	$(3,592)	$(0.39)	$(0.39)

NOTE 17- GAIN FROM DISPOSAL OF ASSETS

On September 30, 2006, the Company sold the Hong Kong subsidiary to a non-related third party and recognized a gain of $20,077. The Company also recognized a gain of $8,950 from the sale of old tools, during the quarter ended June 30, 2006.

The buyer of the Hong Kong Subsidiary, See Bright Investments Ltd, also assumed the approximate potential tax liability of $2.4 million. See Income Tax Note 12.

NOTE 18- RELATED PARTY TRANSACTIONS

koncept International Limited, a subsidiary of Starlight International Holding Ltd, invested $3 million in the Company. The investment was approved by the American Stock Exchange on July 25, 2006. Currently, koncept owns 52% of the Company’s outstanding common stock.

The Company also purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the fiscal year ended March 31, 2007 were $3,232,694. In addition, the Company also purchased molds and tooling from Starlight in the amount of $269,700 in fiscal 2007 and is included in Property and Equipment in the accompanying Consolidated Balance Sheets.

On August 1, 2006, the Company entered into a service agreement with Starlight Electronics Co., Ltd, a subsidiary of Starlight International Holding Ltd, to provide shipping and engineering service to the Company at a charge of $25,000 per month. For the fiscal year ended March 31, 2007, this service charge was $200,000 and is included in the general and administrative expenses in the accompanying Consolidated Statements of Operations.

In addition, on October 1, 2006 the Company entered into a warehouse service agreement with Starlight Industrial Holding LTD, to provide them with warehousing services at the Company’s Compton, California warehouse at a monthly service charge of $26,000. The amount paid to the Company was $156,000 for the fiscal year ended March 31, 2007. This amount was used to offset the Company’s rent expense for the warehouse and is shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.

The amount due to Starlight and its subsidiary as of March 31, 2007 was $199,316.

NOTE 19 - SUBSEQUENT EVENTS

As of March 31, 2007, the Company had a total of 5,000,000 stock purchase warrants outstanding. These warrants were issued to koncept International Limited related to the Securities Purchase Agreement dated February 21, 2006. The exercise price of these warrants range from $0.233 to $0.35. The expiration date of these warrants range from July 25, 2007 to July 25, 2010. On April 16, 2007, 2,500,000 warrants at $0.233 were exercised and the Company received $582,500 in proceeds.

SUPPLEMENTAL DATA
SCHEDULE II

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reduction to Allowance for Write off	Credited to Costs and Expenses	Balance at End of Period
Year ended March 31, 2007
Reserves deducted from assets to which they apply:
apply:
Allowance for doubtful accounts	$103,615	$40,082	$(26,973)	$(54,900)	$61,824
Deferred tax valuation allowance	$6,374,053	$-	$-	$(3,702,789)	$2,671,264
Inventory reserve	$1,096,123	$121,969	$(747,505)	$(271,739)	$198,848

Year ended March 31, 2006
Reserves deducted from assets to which they apply:
apply:
Allowance for doubtful accounts	$117,805	$561,271	$(575,460)	$-	$103,615
Deferred tax valuation allowance	$10,393,084	$-	$-	$(4,019,031)	$6,374,053
Inventory reserve	$1,668,430	$83,099	$(516,742)	$(138,664)	$1,096,123

Year ended March 31, 2005
Reserves deducted from assets to which they apply:
apply:
Allowance for doubtful accounts	$98,009	$42,101	$(7,954)	$(14,351)	$117,805
Deferred tax valuation allowance	$8,160,924	$2,232,160	$-	$-	$10,393,084
Inventory reserve	$7,161,875	$273,611	$(191,942)	$(5,575,115)	$1,668,430