Form 10-Q
period 2007-06-30
SINGING MACHINE CO INC
filed 2007-08-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	29,898,876 as of August 8, 2007

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,003,071	$1,188,900
Accounts receivable, net of allowances of $84,931 and
$61,825, respectively	1,536,490	1,054,371
Due from factor	450,889	109,991
Inventories	2,518,711	2,280,083
Prepaid expenses and other current assets	543,776	521,891
Total Current Assets	6,052,937	5,155,236
Property and Equipment, at cost less accumulated depreciation
of $1,107,316 and $1,045,119 ,respectively	415,747	446,510
Other Non-Current Assets	56,054	56,054
Total Assets	$6,524,738	$5,657,800

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,387,933	$903,243
Accounts payable - related party	954,818	199,316
Accrued expenses	572,873	624,994
Customer credits on account	650,554	594,169
Deferred gross profit on estimated returns	53,245	213,718
Subordinated debt-related parties	225,000	225,000
Total Current Liabilities	3,844,423	2,760,440

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
29,898,876 and 27,286,199 shares issued and outstanding	298,989	272,862
Additional paid-in capital	17,915,486	17,306,342
Accumulated deficit	(15,534,160)	(14,681,844)
Total Shareholders' Equity	2,680,315	2,897,360
Total Liabilities and Shareholders' Equity	$6,524,738	$5,657,800

The accompanying notes are an integral part of these financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended
	June 30, 2007	June 30, 2006

Net Sales	$2,446,100	$1,035,876

Cost of Goods Sold	2,106,748	909,404

Gross Profit	339,352	126,472

Operating Expenses
Selling expenses	163,905	3,770
General and administrative expenses	960,277	1,165,697
Depreciation and amortization	62,197	108,009

Total Operating Expenses	1,186,379	1,277,476

Loss from Operations	(847,027)	(1,151,004)

Other Income (Expenses)
Other income	-	9,018
Interest expense	(5,289)	(9,102)

Net Other Expenses	(5,289)	(84)

Net Loss	$(852,316)	$(1,151,088)

Loss per Common Share
Basic	$(0.03)	$(0.11)
Diluted	$(0.03)	$(0.11)

Weighted Average Common and Common
Equivalent Shares:
Basic	29,413,957	10,736,532
Diluted	29,413,957	10,736,532

The accompanying notes are an integral part of these financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities
Net Loss	$(852,316)	$(1,151,088)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	62,197	108,009
Change in inventory reserve	(14,267)	(6,853)
Change in allowance for bad debts	(18,684)	-
Stock compensation	20,891	52,692
Deferred gross profit on estimated sales returns	(160,473)	(138,039)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(463,435)	129,151
Inventories	(224,361)	88,846
Prepaid expenses and other assets	(21,885)	(304,975)
Other non-current assets	-	2,436
Increase (Decrease) in:
Accounts payable	484,692	503,325
Accounts payable - related party	755,502	-
Accrued expenses	(52,123)	(155,780)
Customer credits on account	56,384	(595,654)
Net cash used in operating activities	(427,878)	(1,467,930)
Cash flows from investing activities
Purchase of property and equipment	(31,434)	(71,550)
Receipt of restricted cash	-	268,405
Net cash (used in) provided by investing activities	(31,434)	196,855
Cash flows from financing activities
(Retention by) borrowings from factor, net	(340,898)	16,162
Proceeds from issuance of stock	614,381	1,000,000
Net cash provided by financing activities	273,483	1,016,162
Change in cash and cash equivalents	(185,829)	(254,913)

Cash and cash equivalents at beginning of period	1,188,900	423,548
Cash and cash equivalents at end of period	$1,003,071	$168,635

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$5,341	$16,232
Non-Cash Financing Activities:
Conversion of loan payable to equity	$-	$2,000,000

The accompanying notes are an integral part of these financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the "Company," “SMC”, or "The Singing Machine"), and wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. In July 1994, we formed a wholly owned subsidiary in Hong Kong, known as International SMC (HK) Ltd. ("International SMC" or "Hong Kong subsidiary"), to coordinate our engineering, production, logistics and financial operations in China.  In September 2006, International SMC was sold to See Bright Investments Limited. a non-related third party.  In December 2005, we formed a wholly-owned subsidiary SMC (Commercial Offshore De Macau) Limitada in Macau, China ("SMC Macau" or "Macau subsidiary"), to provide shipping, engineering and sourcing support for Singing Machine Subsidiaries.  The products are sold directly to distributors and retail customers.

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

Due to the change of control of the Company in June 2006, the net operating loss carry over is subject to the IRS Section 382 limitation. As of June 30, 2007 and March 31, 2007, The Singing Machine had gross deferred tax assets of approximately $3.0 million and $2.7 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.0 million and $2.7 million, respectively.

The Company files separate tax returns for the parent in the United States and for the Macau Subsidiary. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the quarters ended June 30, 2007 and 2006, the Company recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

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

THE FOLLOWING ARE THE COMPANY'S REMAINING ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Singing Machine Company, Inc., its wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), The Singing Machine Holdings Ltd. (a B.V.I. company), and its former wholly-owned Hong Kong subsidiary International SMC (HK) Limited through date of sale.  All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions and translations were not material during the periods presented.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at June 30, 2007 and March 31, 2007 were $1,003,071 and $1,188,900, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at June 30, 2007 and March 31, 2007 are $401,821 and $240,682, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), starting on January 1, 2006. SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $6,790 (included in selling, general and administrative expenses) for the three months ended June 30, 2007 associated with the expensing of stock options. For the three months ended June 30, 2006, the stock option expense was $52,692. Employee stock option compensation expense in fiscal years 2007 and 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended June 30, 2007, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the three months ended June 30, 2007: expected dividend yield 0%, risk-free interest rate of 4.92%, volatility of 90.77% and expected term of three years.

•	For the three months ended June 30, 2006: expected dividend yield 0%, risk-free interest rate of 5.1%, volatility 91% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2007 and 2006 was $60,244 and $4,476, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended June 30, 2007 and 2006, these amounts totaled $1,090 and $25,588, respectively.

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

NOTE 2 - INVENTORIES

Inventories are comprised of the following components:

	June 30,	March 31,
	2007	2007

Finished Goods	$2,704,887	$2,334,381
Inventory in Transit	-	144,550
Less: Inventory Reserve	(186,176)	(198,848)

Total Inventories	$2,518,711	$2,280,083

Inventory consigned to customers at June 30, 2007 and March 31, 2007 were $459,298 and $418,598, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 4, 2004, the Company entered into a 3-year factoring agreement with Crestmark Bank in Detroit, Michigan. The agreement allows the Company, at the discretion of Crestmark, to factor its outstanding receivables, with recourse, up to a maximum of the lesser of approximately $2.5 million or 70% of eligible accounts receivable. The Company pays 1% of gross receivables in fees with a $9,000 minimum maintenance fee per month. The average balance of the line will be subject to interest payable on a monthly basis at the prime rate plus 2% (10.25% at June 30, 2007). The agreement contains a liquidated damages fee for early termination by the Company, which equals $9,000 for each remaining month of the contract term.

The Company granted Crestmark Bank a senior security interest in all of the Company's accounts receivables and inventory in the United States. The related party loan holders have subordinated their debt to the Crestmark Bank debt.

As of June 30, 2007 and March 31, 2007, the outstanding amounts due from Crestmark bank for factoring were $450,889 and $109,991, respectively. The amount represents excess of customer payments received by Crestmark Bank over advances made to the Company.

The agreement with Crestmark Bank expired, without renewal, on August 1, 2007. The Company executed an agreement with CIT on August 13, 2007 to factor its receivables. CIT assumes the credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company will assume the credit risk (client risk accounts). The factoring fees, for the client risk accounts, are .3% of the gross invoice. For the factor risk accounts, the fees are .55% of the gross invoice. The annual minimum charge is $24,000. The agreement will expire August 2008. After that date, each party will have to give 60 days written notice to terminate the agreement. CIT does not advance funds to the Company directly. The Company is currently working with a bank in Hong Kong to set up a bank facility that will advance funds to the Company based upon CIT’s purchases of the Company’s accounts receivable. CIT will submit all funds collected directly to the bank in Hong Kong. The Company expects to finalize this banking agreement in September 2007.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2007	2007

Computer and office equipment	5 years	$453,533	$440,946
Furniture and fixtures	5-7 years	220,171	220,171
Leasehold improvement	*	209,003	209,004
Molds and tooling	3 years	640,356	621,508
		1,523,063	1,491,629

Less: Accumulated depreciation		(1,107,316)	(1,045,119)
		$415,747	$446,510

* Shorter of remaining term of lease or useful life

NOTE 5 - RELATED PARTY LOANS

The related party loans as of June 30, 2007, which total $225,000 are due to a director and an individual and currently bear interest at 5.5%. The balance of the loans is due on demand and is subordinated to the loan with Crestmark Bank (See Note 3).

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

In order to maintain its Amex listing, the Company was required to submit a Revised Plan to the American Stock Exchange by October 2, 2006 advising the Amex of actions it will take, which may allow it to regain compliance with all of the Exchange's continued listing standards within a maximum of 18 months from July 18, 2005. The Revised Plan will supplement the Plan originally submitted to the American Stock Exchange on August 18, 2005, as required under a notice of non-compliance announced by The Singing Machine on July 22, 2005. The Revised Plan was submitted by the Company prior to the deadline of October 2, 2006. As of August 14, 2007 the Company is still not in compliance with Amex continuing listing requirement and waiting for Amex’s decision.

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California and Macau. The leases expire at varying dates. Rent expense for the three months ended June 30, 2007 and 2006 was $59,602 and $141,983, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2007 are as follows:

	Property Lease	Equipment Lease
For period

Less than 1 year	$464,343	$9,888
1 - 3 years	11,822	22,428
	$476,165	$32,316

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2007 and 2006, the Company issued 2,612,677 and 12,875,536 shares of its common stock, respectively.

Included in these shares issued during the three months ended June 30, 2007, the Company issued 112,677 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.93 per share according to employee stock option agreements.

On April 16, 2007, 2,500,000 warrants at $0.233 were exercised by koncept International Limited, a subsidiary of Starlight, and the Company received a total of $582,500.

On June 25, 2006, the Company issued 12,875,536 shares of common stock to koncept International Limited, a subsidiary of Starlight for a $3 million investment ($.233 per share).

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

For the three months ended June 30, 2007 and 2006, 3,538,858 and 6,167,555 common stock equivalents were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2007, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of June 30, 2007, the Company had granted 1,512,325 options under the Year 2001 Plan, leaving 437,675 options available to be granted. As of June 30, 2007, the Company had 13,050 options issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

The exercise price of employee common stock option issuances in the quarters ended June 2007 and 2006 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the general and administration expenses. The amount of $6,790 was recorded as part of the general and administrative expenses for the quarter ended June 30, 2007. The amount of $52,692 was recorded as part of the general and administrative expenses for the three months ended June 30, 2006.

STOCK WARRANTS

As of June 30, 2007, the Company had a total of 2,500,000 stock purchase warrants outstanding. The exercise price of these warrants range from $0.28 to $0.35. The expiration date of these warrants range from July 25, 2009 to July 26, 2010.

NOTE 9 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States for the three months ended June 30, 2007 were made by the Macau Subsidiary. The majority of sales to customers outside of the United States for the three months ended June 30, 2006 were made by International SMC (HK) Limited, the Company’s former Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2007	2006

North America	$1,358,845	$554,436
Europe	789,420	461,864
Others	297,835	19,576
	$2,446,100	$1,035,876

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 10 - RELATED PARTY TRANSACTIONS

koncept International Limited, a subsidiary of Starlight International Holding Ltd, invested $3 million in the Company. The investment was approved by the American Stock Exchange on July 25, 2006. Currently, koncept owns approximately 51% of the Company’s outstanding common stock.

The Company also purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the quarter ended June 30, 2007 were $613,080. In addition, the Company also purchased molds and tooling from Starlight in the amount of $269,700 in fiscal 2007 and is included in Property and Equipment in the accompanying Consolidated Balance Sheets.

On August 1, 2006, the Company entered into a service agreement with Starlight Electronics Co., Ltd, a subsidiary of Starlight International Holding Ltd, to provide shipping and engineering service to the Company at a charge of $25,000 per month. Beginning on April 16, 2007, the monthly charge was increased to $29,000 due to the hiring of additional staff. For the three months ended June 30, 2007, this service charge was $85,000 and is included in the general and administrative expenses in the accompanying Consolidated Statements of Operations.

In addition, on October 1, 2006 the Company entered into a warehouse service agreement with Starlight Industrial Holding LTD, to provide them with warehousing services at the Company’s Compton, California warehouse at a monthly service charge of $26,000. The amount paid to the Company was $78,000 for the three months ended June 30, 2007. This amount was used to offset the Company’s rent expense for the warehouse and is shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.

The amount due to Starlight and its subsidiary as of June 30, 2007 was $954,818.

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and its subsidiary (the "Singing Machine," "we," or "us") are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, musical recordings and Bratz licensed electronic products. The Company’s products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

Our products are sold throughout North America and Europe, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Best Buy, Costco, Kohl's, J.C. Penney, Radio Shack, Wal-Mart and Sam's Club. Our Bratz products are sold in Toys R Us.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2007 and 2006.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended
	June 30, 2007	June 30, 2006

Net Sales	100.0%	100.0%

Cost of Goods Sold	86.1%	87.8%

Gross Profit	13.9%	12.2%

Operating Expenses
Selling expenses	6.7%	0.4%
General and administrative expenses	39.3%	112.5%
Depreciation and amortization	2.5%	10.4%

Total Operating Expenses	48.5%	123.3%

Loss from Operations	-34.6%	-111.1%

Other Income (Expenses)
Other income	0.0%	0.9%
Interest expense	-0.2%	-0.9%

Net Other Expenses	-0.2%	0.0%

Net Loss	-34.8%	-111.1%

QUARTER ENDED JUNE 30, 2007 COMPARED TO THE QUARTER ENDED JUNE 30, 2006

NET SALES

Net sales for the quarter ended June 30, 2007 increased to $2,446,100 from $1,035,876, an increase of $1,410,224 as compared to the same period ended June 30, 2006. This increase can be primarily attributed to approximately $550,000 of sales of Bratz products and an increase of sales to European customers of approximately $500,000

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2007 increased to $339,352 from $126,472, an increase of $212,880 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended June 30, 2007 increased to 13.9% from 12.2% for the same period in 2006. The increase of gross profit as a percentage of revenues was primarily due to less music returns, which yield higher profit margins, this quarter compared to the same period last year.

OPERATING EXPENSES

For the three months ended June 30, 2007, total operating expenses decreased to $1,186,379 from $1,277,476 for the three months ended June 30, 2006, a decrease of $91,097. Management has consistently reduced its operating expenses. This decrease of operating expenses is primarily due to the following factors:

1) Selling expense increased approximately $160,000 which was primarily due to the increase of royalty expense for sales of licensed products as well as increased freight charges for a major customer.

2) General and administrative expenses decreased $205,000 which was primarily due to the reduction of compensation expenses, legal expense and warehouse and office rental.

Our management will continue to implement cost cutting efforts in order to further reduce operating expenses for the remaining period of the current fiscal year.

OTHER INCOME/EXPENSES

Our net other expenses increased to $5,289 (interest expense) from $84 for the same period a year ago.

INCOME TAXES

For the three months ended June 30, 2007 and 2006, the Company did not record a tax provision because it expects sufficient future net losses to offset the income for these periods.

NET LOSS

The net loss decreased to $852,316 from a net loss of $1,151,088 for the same period a year ago. The decrease of net loss was primarily due to the reduction of operating expenses and other expenses as described above as well as the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, Singing Machine had cash on hand of $1,003,071 as compared to cash on hand of $168,635 as of June 30, 2006. We had working capital of $2,208,514 as of June 30, 2007.

Net cash used by operating activities was $427,878 for the three months ended June 30, 2007, as compared to $1,467,929 used by operating activities the same period a year ago. The decrease of net cash used was a result of the following factors: operating loss, increase of receivables due to increased sales and higher inventory needed for the launch of the Bratz products. These increases were offset by the increase in the payable to the suppliers in Hong Kong.

Net cash used by investing activities for the three months ended June 30, 2007 was $31,434 as compared to $196,855 provided by investing activities for the same period ended a year ago. This increase was caused by the purchase of additional tooling this quarter.

Net cash provided by financing activities was $273,483 for the three months ended June 30, 2007, as compared to $1,016,162 for the same period ended a year ago. We received $1 million from koncepts international as the final payment for the $3 million equity investment in first quarter of fiscal 2007.

As of June 30, 2007, our unrestricted cash on hand was $1,003,071. Our average monthly general and administrative expenses are approximately $300,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Raising additional working capital;

•	Collecting our existing accounts receivable;

•	Selling existing inventory;

•	Vendor financing;

•	Borrowing from factoring bank;

•	Short term loans from the major investor.

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

Our commitments for debt and other contractual obligations as of June 30, 2007 are summarized as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Property Leases	$476,165	$464,343	$11,822	$-	$-
Equipment Leases	32,316	9,888	22,428	-	-
Subordinated Debt - Related Party	225,000	225,000	-	-	-
Licensing Agreement	356,000	243,000	113,000	-	-
Interest Payments	-	-	-	-	-

Total	$1,089,481	$942,231	$147,250	$-	$-

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate returns and maintain the appropriate level of inventory. We believe that we have proper return reserves to cover potential returns based on historical return ratios and information available from the customers.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our fiscal second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 94% and 87.5% of net sales in fiscal 2007 and 2006, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or June 30, 2007, our exposure to market risk resulting from changes in interest rates is immaterial.

FOREIGN CURRENCY RISK

We have a wholly-owned subsidiary in Macau. Sales by this operation made on a FOB China or Hong Kong basis are dominated in U.S. dollars. However, purchases of inventory and Macau operating expenses are typically denominated in either Hong Kong dollars or the Macau currency (“MOP”), thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar, U.S. dollar or MOP exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot be assured that this approach will be successful, especially in the event of a significant and sudden change in the value of the MOP or Hong Kong dollar.

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

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE RELYING ON ONE FACTORING FACILITY TO FINANCE OUR ACCOUNTS RECEIVABLE. THE LOSS OF THIS ONE FACTORING FACILITY MAY CAUSE A PROBLEM FULFILLING CUSTOMER ORDERS RESULTING IN A LOSS OF REVENUES.

The factoring facility at Crestmark Bank expired on August 1, 2007. We are currently working with a factoring company and a bank in Hong Kong to establish a new factoring facility. We expect to finalize the agreement within 30 days. However, there is no assurance that we will obtain a new facility. If we cannot obtain an additional banking facility, we may need to borrow a bridge loan or request that the factories extend their payment terms. If we fail to do so, we may not be able to fulfill customer orders.

THE MUSIC INDUSTRY HAS BEEN EXPERIENCING A CONTINUED DECLINE OF COMPACT DISC (CD) SALES. OUR KARAOKE CD SALES COULD DECLINE FURTHER IN THE FUTURE.

Due to the expansion of the music download business, the sales of Compact Discs (CD) have been declining in recent years. Our karaoke CD sales have been declining since 2004 and may continue to decline in the future. Music revenue accounts for approximately 3% of our total revenues.

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

In fiscal 2007 and 2006, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $3.8 million or 14% of our net sales in fiscal 2007. Some of the returns resulted from customer's overstock of the products. Although we were not contractually obligated to accept return of the products, we accepted the returns because we value our relationship with our customers. Because we are dependent upon a few large customers, we are subject to the risk that any of these customers may elect to return unsold karaoke products to us in the future. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2007, our sales to customers in the United States decreased because of increased price competition. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $200,000 during fiscal 2007 and fiscal 2006. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

WE HAVE EXPERIENCED A SEVERE SHORTAGE OF A KEY COMPONENT, WHICH COULD DELAY OUR PRODUCT SCHEDULE AND NEGATIVELY IMPACT OUR PROFIT MARGIN.

This year, there is a shortage of TFT LCD screens in the market. The screen is a key component of one of our new products. If we cannot secure enough quantity, we may not be able to delivery the product on time. This could result in order cancellations. In addition, the price increase of this component will have negative impact on our profit margin.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of August 8, 2007 we are aware of only three customers, FAO Schwarz, Musicland, and KB Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through June 30, 2007, our common stock has traded between a high of $1.60 and a low of $0.21. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of July 10, 2007, investors held a short position of approximately 36,110 shares of our common stock which represented 0.10% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

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

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of June 30, 2007, there were outstanding stock options to purchase an aggregate of 1,240,375 shares of common stock at exercise prices ranging from $.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $1.35 per share. As of June 30, 2007, there were outstanding and immediately exercisable options to purchase an aggregate of 1,038,858 shares of our common stock. There were outstanding stock warrants to purchase 2,500,000 shares of common stock at exercise prices ranging from $.28 to $.35 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.315 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of August 8, 2007 there were 29,898,876 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of August 8, 2007 we had 29,898,876 shares of common stock issued and outstanding and an aggregate of 3,740,375 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 66,360,749 shares of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

*None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon any of our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

31.1 Certification of Anton Handal, Chief Executive Officer, dated August 14, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Danny Zheng, Chief Financial Officer, dated August 14, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: August 14, 2007	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer