Form 10-Q
period 2007-09-30
SINGING MACHINE CO INC
filed 2007-11-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	30,806,019 as of November 9, 2007

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$1,668,432	$1,188,900
Accounts receivable, net of allowances of $164,222 and
$61,825, respectively	12,722,011	1,054,371
Due from factors	349,660	109,991
Inventories,net	5,397,240	2,280,083
Prepaid expenses and other current assets	433,316	521,891
Total Current Assets	20,570,659	5,155,236

Property and Equipment, net	492,632	446,510
Other Non-Current Assets	57,465	56,054
Total Assets	$21,120,756	$5,657,800

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$9,549,668	$903,243
Accounts payable - related party	3,927,610	199,316
Loan - related party	1,929,779	-
Accrued expenses	706,373	624,994
Customer credits on account	495,920	594,169
Deferred gross profit on estimated returns	228,678	213,718
Subordinated debt-related parties	225,000	225,000
Total Current Liabilities	17,063,028	2,760,440

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
30,806,019 and 27,286,199 shares issued and outstanding	308,060	272,862
Additional paid-in capital	18,229,705	17,306,342
Accumulated deficit	(14,480,037)	(14,681,844)
Total Shareholders' Equity	4,057,728	2,897,360
Total Liabilities and Shareholders' Equity	$21,120,756	$5,657,800

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net Sales	$16,107,967	$14,299,068	$18,554,067	$15,334,944

Cost of Goods Sold	12,915,137	11,253,423	15,021,885	12,162,827

Gross Profit	3,192,830	3,045,645	3,532,182	3,172,117

Operating Expenses
Selling expenses	924,763	628,166	1,088,668	631,936
General and administrative expenses	1,132,294	1,442,980	2,092,571	2,608,677
Depreciation and amortization	61,989	179,392	124,186	287,401
Total Operating Expenses	2,119,046	2,250,538	3,305,425	3,528,014

Income (Loss) from Operations	1,073,784	795,107	226,757	(355,897)

Other Income (Expenses)
Gain from disposal of assets	-	20,011	-	29,029
Interest expense	(19,661)	(8,686)	(24,950)	(17,788)

Net Other (Expenses) Income	(19,661)	11,325	(24,950)	11,241

Net Income (Loss)	$1,054,123	$806,432	$201,807	$(344,656)

Income (Loss) per Common Share
Basic	$0.04	$0.04	$0.01	$(0.02)
Diluted	$0.03	$0.03	$0.01	$(0.02)

Weighted Average Common and Common Equivalent Shares:
Basic	29,937,618	22,962,092	29,677,218	16,898,228
Diluted	30,290,381	23,496,575	30,029,981	17,432,711

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	09/30/07	09/30/06
Cash flows from operating activities
Net Income (Loss)	$201,807	$(344,656)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Gain on disposal of assets	-	(29,029)
Depreciation and amortization	124,186	287,401
Change in inventory reserve	(19,748)	(76,242)
Change in allowance for bad debts	60,607	23,682
Stock compensation	20,891	110,856
Deferred gross profit on estimated sales returns	14,960	73,586
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(11,728,247)	(5,488,437)
Inventories	(3,097,409)	(1,406,893)
Prepaid expenses and other current assets	88,575	(147,531)
Other non-current assets	(1,411)	40,081
Increase (Decrease) in:
Accounts payable	8,646,427	6,183,051
Accounts payable - related party	3,728,294	1,922,118
Accrued expenses	81,377	(119,414)
Customer credits on account	(98,250)	(622,706)
Net cash (used in) provided by operating activities	(1,977,941)	405,867
Cash flows from investing activities
Purchase of property and equipment	(170,308)	(473,490)
Receipt of restricted cash	-	268,405
Proceeds from sales of assets	-	29,029
Net cash used in investing activities	(170,308)	(176,056)
Cash flows from financing activities
Retention by factor, net	(239,669)	(3,576)
Proceeds from issuance of stock	937,671	2,000,500
Net loan proceeds (repayment to) related parties	1,929,779	(50,000)
Net cash provided by financing activities	2,627,781	1,946,924
Change in cash and cash equivalents	479,532	2,176,735

Cash and cash equivalents at beginning of period	1,188,900	423,548
Cash and cash equivalents at end of period	$1,668,432	$2,600,283

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$24,951	$20,630
Non-Cash Financing Activities:
Conversion of loan payable to equity	$-	$2,000,000
Conversion of trade payable to equity	$300,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

Due to the change of control of the Company in June 2006, the net operating loss carry over is subject to the IRS Section 382 limitation. As of September 30, 2007 and March 31, 2007, The Singing Machine had gross deferred tax assets of approximately $2.6 million and $2.7 million, respectively, against which the Company recorded valuation allowances totaling approximately $2.6 million and $2.7 million, respectively.

The Company files separate tax returns for the parent in the United States and for the Macau Subsidiary. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the quarters ended September 30, 2007 and 2006, the Company recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

USE OF OTHER ESTIMATES. The Singing Machine makes other estimates and assumptions in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

THE FOLLOWING ARE THE COMPANY'S REMAINING ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of The Singing Machine Company, Inc., its wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), and The Singing Machine Holdings Ltd. (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements for the three and six months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at September 30, 2007 and March 31, 2007 are $1,596,523 and $240,682, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), starting on January 1, 2006. SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $6,790 (included in selling, general and administrative expenses) for the three months ended September 30, 2007 associated with the expensing of stock options. For the three and six months ended September 30, 2007, the stock option expense was $6,790 and $13,580, respectively. Employee stock option compensation expense in fiscal years 2007 and 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

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

•	For the six months ended September 30, 2007: expected dividend yield 0%, risk-free interest rate of 4.92%, volatility of 90.77% and expected term of three years.

•	For the six months ended September 30, 2006: expected dividend yield 0%, risk-free interest rate of 4.6%, volatility 100.52% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the six months ended September 30, 2007 and 2006 was $195,371 and $89,242, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended September 30, 2007 and 2006, these amounts totaled $1,090 and $25,588, respectively. For the six months ended September 30, 2007 and 2006, these amounts totaled $7,975 and $75,186, respectively.

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

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, due from factors, accounts payable, loan-related party, customer credits on account, subordinated debt-related parties and accrued expenses approximates fair value due to the relatively short period to maturity for these instruments.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, which supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the staff view expressed in SAB 105, that indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. This SAB is applicable on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company will be evaluating the effect, if any, of the adoption of this recently issued accounting bulletin on its consolidated financial statements commencing on April 1, 2008.

NOTE 2 - INVENTORIES

Inventories are comprised of the following components:
	September 30,	March 31,
	2007	2007

Finished Goods	$4,834,174	$2,334,381
Inventory in Transit	776,290	144,550
Less: Inventory Reserve	(213,224)	(198,848)

Net Inventories	$5,397,240	$2,280,083

Inventory consigned to customers at September 30, 2007 and March 31, 2007 were $463,302 and $418,598, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

The Company executed an agreement with CIT on August 13, 2007 to factor its receivables. CIT assumes the credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company will assume the credit risk (client risk accounts). The factoring fees, for the client risk accounts, are .3% of the gross invoice. For the factor risk accounts, the fees are .55% of the gross invoice. The annual minimum charge is $24,000. The agreement will expire August 2008. After that date, each party will have to give 60 days written notice to terminate the agreement. CIT does not advance funds to the Company directly. On October 26, 2007, the Company entered into a four- party agreement with CIT(Factor), Standard Chartered Bank (Hong Kong), Limited (Lender) and Starlight Marketing Limited (Borrower). According to the agreement, the Company assigns the proceeds from customers to the Lender, the Lender advance the loan to the borrower (Starlight). The borrower sends the advance to the Company. Both the Borrower and the Company guarantee the repayment of the advance. The maximum amount for the advance is approximately $4.5 million or 85% of the qualified accounts receivable, which ever is higher.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2007	2007

Computer and office equipment	5 years	$455,847	$440,946
Furniture and fixtures	5-7 years	220,364	220,171
Leasehold improvements	*	211,492	209,004
Molds and tooling	3 years	774,234	621,508
		1,661,937	1,491,629

Less: Accumulated depreciation		(1,169,305)	(1,045,119)
		$492,632	$446,510

* Shorter of remaining term of lease or useful life

NOTE 5 - SUBORDINATED DEBT-RELATED PARTIES

The related party loans as of September 30, 2007, which total $225,000 are due to a director and an individual and currently bear interest at 5.5%.

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

NON-COMPLIANCE NOTICE FROM AMEX

On September 13, 2007, the Company received a notice letter from The American Stock Exchange (the "Amex") indicating that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension.

For the quarter ended June 30, 2007, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years.

In order to maintain its Amex listing, the Company was required to submit a plan of compliance to the American Stock Exchange by October 15, 2007 advising the Amex of actions it would take, which may allow it to regain compliance with all of the Exchange's continued listing standards by March 31, 2008. The Company has submitted the plan and indicated the Company’s net equity has exceeded $4,000,000. The Amex will need up to 45 days to review the plan and make the final decision.

The Listings Qualifications Department at Amex would evaluate the plan, including any supplemental information provided, and make a determination as to whether the Company has made a reasonable demonstration in the Plan of an ability to regain compliance. If the plan is accepted, the Company may be able to continue its listing during the plan period, during which time it will be subject to periodic review to determine whether it is making progress consistent with the Revised Plan. The Company may be subject to delisting proceedings if the plan is not accepted, or if the plan is accepted but the Company is not in compliance with all of the Exchange's continued listing standards within the time frame provided or does not make progress consistent with the plan during the plan period.

The Company was previously added to the list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD remains subject to the extension “.BC” to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California and Macau. The leases expire at varying dates. Rent expense for the six months ended September 30, 2007 and 2006 was $123,839 and $310,177, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2007 are as follows:

	Property Lease	Equipment Lease
For period

Less than 1 year	$265,893	$9,888
1 - 3 years	8,014	19,901
	$273,907	$29,789

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the six months ended September 30, 2007 and 2006, the Company issued 3,519,820 and 15,214,601 shares of its common stock, respectively.

Included in these shares issued during the six months ended September 30, 2007, the Company issued 162,677 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.93 per share according to employee stock option agreements.

On September 28, 2007, the Company issued 857,143 shares of common stock to koncept International Limited, a subsidiary of Starlight for $300,000 ($.350 per share).The fair value of the shares of $300,000 was used to offset the trade payable to Starlight Marketing Macao.

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

For the six months ended September 30, 2007 and 2006, common stock equivalents to purchase 3,131,830 and 4,984,177 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2007, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of September 30, 2007, the Company had granted 1,603,620 options under the Year 2001 Plan, leaving 346,380 options available to be granted. As of September 30, 2007, the Company had 13,050 options issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

The exercise price of employee common stock option issuances in the quarters ended September 2007 and 2006 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the general and administration expenses.

STOCK WARRANTS

As of September 30, 2007, the Company had a total of 2,500,000 stock purchase warrants outstanding. The exercise price of these warrants range from $0.28 to $0.35. The expiration date of these warrants range from July 25, 2009 to July 26, 2010.

NOTE 9 - GEOGRAPHICAL INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States for the six months and three months ended September 30, 2007 were made by the Macau Subsidiary. The majority of sales to customers outside of the United States for the six and three months ended September 30, 2006 were made by International SMC (HK) Limited, the Company’s former Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2007	2006	2007	2006

North America	$11,454,775	$11,059,483	$12,813,620	$11,633,183
Europe	4,371,227	3,235,940	5,160,647	3,697,749
Others	281,965	3,645	579,800	4,012
	$16,107,967	$14,299,068	$18,554,067	$15,334,944

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 10 - RELATED PARTY TRANSACTIONS

koncept International Limited, a subsidiary of Starlight International Holding Ltd, invested $3 million in the Company. The investment was approved by the American Stock Exchange on July 25, 2006. Currently, koncept owns approximately 52.7% of the Company’s outstanding common stock.

The Company also purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the six months ended September 30, 2007 were $5,030,557. In addition, the Company also purchased molds and tooling from Starlight in the amount of $269,700 in fiscal 2007 and is included in Property and Equipment in the accompanying Consolidated Balance Sheets.

On August 1, 2006, the Company entered into a service agreement with Starlight Electronics Co., Ltd, a subsidiary of Starlight International Holding Ltd, to provide shipping and engineering service to the Company at a charge of $25,000 per month. Beginning on April 16, 2007, the monthly charge was increased to $29,000 due to the hiring of additional staff. For the three and six months ended September 30, 2007, this service charge was $87,000 and $172,000, respectively, and is included in the general and administrative expenses in the accompanying consolidated statements of operations.

In addition, on October 1, 2006 the Company entered into a warehouse service agreement with Starlight Industrial Holding LTD, to provide them with warehousing services at the Company’s Compton, California warehouse at a monthly service charge of $26,000. The amount paid to the Company was $78,000 and $156,000, respectively, for the three and six months ended September 30, 2007. This amount was used to offset the Company’s rent expense for the warehouse and is shown in the accompanying consolidated statements of operations as a component of general and administrative expenses.

On August 3, 2007, the Company entered into a three party Assignment Agreement in which Starlight Marketing Limited, a subsidiary of Starlight International Holding Ltd, provides financing to the Company. In return, the Company has agreed to assign to Starlight its rights to receive all monies from time to time due to it under the Factoring Agreement with CIT Group. The three party Assignment Agreement was replaced by the four party Assignment Agreement, in which, the Standard Charter Bank (Hong Kong) was added as the Lender. (see Note 3). The amount due to Starlight as of September 30, 2007 resulting from the Assignment Agreement is $1,929,779.

The amount due to Starlight and its subsidiaries as of September 30, 2007, related to trade payables, is $3,927,610.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part II, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

Important factors to consider in evaluating such forward-looking statements include, but are not limited to (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2007 and 2006.

	For Three Months Ended		For Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	80.2%	78.7%	81.0%	79.3%

Gross Profit	19.8%	21.3%	19.0%	20.7%

Operating Expenses
Selling expenses	5.7%	4.4%	5.9%	4.1%
General and administrative expenses	7.0%	10.1%	11.3%	17.0%
Depreciation and amortization	0.4%	1.3%	0.7%	1.9%

Total Operating Expenses	13.2%	15.7%	17.8%	23.0%

Income (Loss) from Operations	6.7%	5.6%	1.2%	-2.3%

Other Income (Expenses)
Gain from disposal of assets		0.1%		0.2%
Interest expense	-0.1%	-0.1%	-0.1%	-0.1%

Net Other Expenses (Income)	-0.1%	0.1%	-0.1%	0.1%

Net Income (Loss)	6.5%	5.6%	1.1%	-2.2%

QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2006

NET SALES

Net sales for the quarter ended September 30, 2007 increased to $16,107,967 from $14,299,068, an increase of $1,808,899 as compared to the same period ended September 30, 2006. This increase can be primarily attributed to the additional revenues generated by the Bratz product line.

GROSS PROFIT

Our gross profit for the quarter ended September 30, 2007 increased to $3,192,830 from $3,045,645, an increase of $147,185 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended September 30, 2007 decreased to 19.8% from 21.3% for the same period in 2006. The decrease of gross profit as a percentage of revenues was primarily due to the production cost increase and increased market competition.

OPERATING EXPENSES

For the three months ended September 30, 2007, total operating expenses decreased to $2,119,046 from $2,250,538 for the three months ended September 30, 2006, a decrease of $131,492. Management has consistently reduced its operating expenses. This decrease of operating expenses is primarily due to the following factors:

1) Selling expense increased approximately $297,000 which was primarily due to the increase of royalty expense for sales of licensed products as well as increased freight charges for a major customer.

2) General and administrative expenses decreased approximately $311,000 which was primarily due to the reduction of compensation expenses, legal expense and warehouse and office rental.

3) Depreciation and amortization expense decreased approximately $117,000 due to the reduction of new models in the past 3 years.

Our management will continue to implement cost cutting efforts in order to further reduce operating expenses for the remaining period of the current fiscal year.

OTHER INCOME/EXPENSES

Our net other expenses increased to $19,661 (interest expense) from $11,325 of income for the same period a year ago. For the quarter ended September 30, 2006, the Company recorded a gain from disposal of assets of $20,011.

INCOME TAXES

For the three months ended September 30, 2007 and 2006, the Company did not record a tax provision because it expects sufficient future net losses to offset the income for these periods.

NET INCOME

Net income increased to $1,054,123 from net income of $806,432 for the same period a year ago. The increase of net income was a result of the increase in revenues and the cost reduction.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006

NET SALES

Net sales for the six months ended September 30, 2007 increased to $18,554,067 from $15,334,944, an increase of $3,219,123 as compared to the same period ended September 30, 2006. This increase was similar to the one for three months ended September 30, 2007.

GROSS PROFIT

Our gross profit for the six months ended September 30, 2007 increased to $3,532,182 from $3,172,117, an increase of $360,065 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the six months ended September 30, 2007 decreased to 19.0% from 20.7% for the same period in 2006. The decrease of gross profit as a percentage of revenues was similar to the one for three months ended September 30, 2007.

OPERATING EXPENSES

For the six months ended September 30, 2007, total operating expenses decreased to $3,305,425 from $3,528,014 for the six months ended September 30, 2006, a decrease of $222,589. Management has consistently reduced its operating expenses. This decrease of operating expenses is the same as for the three month period.

OTHER INCOME/EXPENSES

Our net other expenses increased to $24,950 (interest expense) from income of $11,241 for the same period a year ago.

INCOME TAXES

For the six months ended September 30, 2007 and 2006, the Company did not record a tax provision because it has sufficient net operation loss from previous periods to offset the income for these periods.

NET LOSS/INCOME

Net income increased to $201,807 from a net loss of $344,656 for the same period a year ago. The increase of net income was primarily due to the increase in revenues and the cost reduction.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, Singing Machine had cash on hand of $1,668,432 as compared to cash on hand of $2,600,283 as of September 30, 2006. We had working capital of $3,507,631 as of September 30, 2007.

Net cash used by operating activities was $1,977,941 for the six months ended September 30, 2007, as compared to $405,867 provided by operating activities the same period a year ago. The decrease of net cash from operating activities was a result of the following factors:

•	Increase of account receivables due to the fact that the majority of the orders were shipped in late August and September;

•	Higher inventory needed for the launch of the Bratz products.

•	These increases were offset by the increase in the payable to the suppliers in Hong Kong.

Net cash used by investing activities for the six months ended September 30, 2007 was $170,308 as compared to $176,056 used by investing activities for the same period ended a year ago.

Net cash provided by financing activities was $2,627,781 for the six months ended September 30, 2007, as compared to $1,946,924 for the same period ended a year ago. This increase was primarily from the loan from the Starlight Marketing.

As of September 30, 2007, our unrestricted cash on hand was $1,668,432. Our average monthly general and administrative expenses are approximately $350,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Raising additional working capital;

•	Collecting our existing accounts receivable;

•	Selling existing inventory;

•	Vendor financing;

•	Borrowing from foreign bank;

•	Short term loans from a major investor.

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

Our commitments for debt and other contractual obligations as of September 30, 2007 are summarized as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Property Leases	$273,907	$265,893	$8,014	$-	$-
Equipment Leases	29,789	9,888	19,901	-	-
Subordinated Debt - Related Party	225,000	225,000	-	-	-
Licensing Agreement	341,500	228,500	113,000	-	-
Loan Payable-Related Party	1,929,779	1,929,779	-	-	-

Total	$2,799,975	$2,659,060	$140,915	$-	$-

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

USE OF OTHER ESTIMATES. We make other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or September 30, 2007, our exposure to market risk resulting from changes in interest rates is immaterial.

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

None.

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

We are relying on an exclusive distributor to distribute our music products in fiscal 2008, if the distribution agreement is terminated, our music revenues might decrease as well as our profitability.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of September 30, 2007 we had $5.4 million in inventory on hand, as compared to $3.2 million in inventory at September 30, 2006. The increase in inventory resulted from the introduction of the Bratz product line. We might need to lower the selling price of these products in order to reduce inventory levels. It is important that we sell this inventory during fiscal 2008, so we have sufficient cash flow for operations.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through September 30, 2007, our common stock has traded between a high of $1.60 and a low of $0.21. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and a net loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of October 10, 2007, investors held a short position of approximately 32,400 shares of our common stock which represented 0.10% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

On September 13, 2007, the Company received notice from The American Stock Exchange (the "Amex") that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension.

Specifically, for the quarter ended June 30, 2007, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years. The Company was required to submit a plan by October 15, 2007 advising the AMEX of the action it has taken, or will take, that would bring it into compliance with all the continued listing standards.

The Company has requested additional time to respond and submitted the business plan to AMEX on October 24. AMEX would need up to 45 days to review and approve the plan.

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

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of September 30, 2007, there were outstanding stock options to purchase an aggregate of 1,184,155 shares of common stock at exercise prices ranging from $.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $1.39 per share. As of September 30, 2007, there were outstanding and immediately exercisable options to purchase an aggregate of 984,593 shares of our common stock. There were outstanding stock warrants to purchase 2,500,000 shares of common stock at exercise prices ranging from $.28 to $.35 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.315 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of September 30, 2007 there were 30,806,019 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of September 30, 2007 we had 30,806,019 shares of common stock issued and outstanding and an aggregate of 3,684,155 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 65,509,826 shares of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2007, the company entered a Security Purchase Agreement with its major shareholder koncept International Limited. The Company has authorized the sale and issuance of an aggregate of up to 857,143 shares (the “Shares”) of the Company’s Common Stock with a par value $0.01 to koncept International Limited at $0.35 per share for a total payment of $300,000.00. The transaction is subject to the approval from the American Stock Exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon any of our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Anton Handal, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Danny Zheng, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: November 14, 2007	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

/s/ Danny Zheng
Danny Zheng
Chief Financial Officer