Form 10-Q
period 2007-12-31
SINGING MACHINE CO INC
filed 2008-02-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	30,806,019 as of February 14, 2008

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$956,280	$1,188,900
Accounts receivable, net of allowances of $205,746 and
$61,825, respectively	11,545,172	1,054,371
Due from factors	330,568	109,991
Inventories,net	3,375,894	2,280,083
Prepaid expenses and other current assets	226,813	521,891
Total Current Assets	16,434,727	5,155,236

Property and Equipment, net	619,907	446,510
Other Non-Current Assets	53,332	56,054
Total Assets	$17,107,966	$5,657,800

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$4,579,357	$903,243
Accounts payable - related party	1,086,446	199,316
Loan payable - related party	4,665,894	–
Accrued expenses	965,044	624,994
Customer credits on account	339,211	594,169
Deferred gross profit on estimated returns	487,406	213,718
Subordinated debt - related party	150,000	225,000
Total Current Liabilities	12,273,358	2,760,440

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
shares issued and outstanding	–	–
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 100,000,000 shares authorized;
30,806,019 and 27,286,199 shares issued and outstanding	308,060	272,862
Additional paid-in capital	18,236,495	17,306,342
Accumulated deficit	(13,709,947)	(14,681,844)
Total Shareholders' Equity	4,834,608	2,897,360
Total Liabilities and Shareholders' Equity	$17,107,966	$5,657,800

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	12/31/07	12/31/06	12/31/07	12/31/06

Net Sales	$13,783,645	$11,018,013	$32,337,712	$26,352,957

Cost of Goods Sold	10,037,091	7,729,089	25,058,976	19,891,916

Gross Profit	3,746,554	3,288,924	7,278,736	6,461,041

Operating Expenses
Selling expenses	1,659,030	1,414,703	2,747,698	2,046,639
General and administrative expenses	1,162,016	1,348,287	3,254,587	3,956,964
Depreciation and amortization	104,629	134,005	228,815	421,406
Total Operating Expenses	2,925,675	2,896,995	6,231,100	6,425,009

Income from Operations	820,879	391,929	1,047,636	36,032

Other Income (Expenses)
Gain on sale of subsidiary and other assets	–	–	3,159	29,029
Interest expense	(53,948)	(21,105)	(78,898)	(38,893)
Net Other (Expenses)	(53,948)	(21,105)	(75,739)	(9,864)

Income before reversal of provision for income taxes	766,931	370,824	971,897	26,168

Reversal of provision for income taxes	–	2,453,576	–	2,453,576
Net Income	$766,931	$2,824,400	$971,897	$2,479,744

Income per Common Share
Basic	$0.03	$0.11	$0.03	$0.13
Diluted	$0.03	$0.10	$0.03	$0.11

Weighted Average Common and Common
Equivalent Shares:
Basic	30,806,019	25,274,883	29,677,218	19,700,600
Diluted	30,962,269	28,289,376	30,029,981	22,715,093

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	December 31, 2007	December 31, 2006

Cash flows from operating activities
Net Income	$971,897	$2,479,744
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Reversal of provision for income taxes	–	(2,453,576)
Gain on sale of subsidiary and other assets	–	(29,029)
Depreciation and amortization	200,136	421,406
Change in inventory reserve	77,764	(745,160)
Change in allowance for bad debts	102,131	42,340
Stock compensation	34,471	156,519
Deferred gross profit on estimated sales returns	273,688	290,356
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(10,592,932)	(4,205,742)
Inventories	(1,173,575)	485,343
Prepaid expenses and other current assets	295,078	(267,833)
Other non-current assets	2,722	40,080
Increase (Decrease) in:
Accounts payable	3,676,116	941,129
Accounts payable - related party	1,187,130	162,210
Accrued expenses	340,048	323,138
Customer credits on account	(254,959)	(600,987)
Net liabilities sold with subsidiary	–	74,181
Net cash used in operating activities	(4,860,285)	(2,885,881)
Cash flows from investing activities
Purchase of property and equipment	(373,533)	(484,253)
Receipt of restricted cash	–	268,405
Proceeds from sales of assets	–	21,702
Net assets sold with subsidiary	–	(66,854)
Net cash used in investing activities	(373,533)	(261,000)
Cash flows from financing activities
Proceeds from (payments to) factoring, net	(220,577)	1,292,087
Payment on related party loan	(75,000)	–
Proceeds from issuance of stock	630,881	2,000,500
Net loan proceeds from (repayment to) related parties	4,665,894	(75,000)
Net cash provided by financing activities	5,001,198	3,217,587
Change in cash and cash equivalents	(232,620)	70,706

Cash and cash equivalents at beginning of period	1,188,900	423,548
Cash and cash equivalents at end of period	$956,280	$494,254

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$78,898	$43,283
Supplemental Disclosures of Non-Cash Financing Activities:
Payment of trade payable with stock	$300,000	$–
Conversion of loan payable to equity	$–	$2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2007

NOTE 1 - BASIS OF PRESENTATION

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

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of The Singing Machine Company, Inc., its wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), and The Singing Machine Holdings Ltd. (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three and nine months ended December 31, 2007 and 2006 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at December 31, 2007 and March 31, 2007 are $832,999 and $240,682, respectively.

INVENTORY

Inventories are comprised of electronic karaoke equipment, accessories, and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates.

STOCK BASED COMPENSATION

The Company began to apply the provisions of SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), starting on January 1, 2006. SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $6,790 (included in selling, general and administrative expenses) for the three months ended December 31, 2007 associated with the expensing of stock options. For the three and nine months ended December 31, 2007, the stock option expense was $6,790 and $20,370, respectively. Employee stock option compensation expense in fiscal years 2007 and 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

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

•	For the nine months ended December 31, 2007: expected dividend yield 0%, risk-free interest rate of 3.3%, volatility of 90.77% and expected term of three years.

•	For the nine months ended December 31, 2006: expected dividend yield 0%, risk-free interest rate of 4.7%, volatility 82.51% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the nine months ended December 31, 2007 and 2006 was $523,692 and $89,242, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended December 31, 2007 and 2006, these amounts totaled $7,260 and $25,588, respectively. For the nine months ended December 31, 2007 and 2006, these amounts totaled $8,350 and $75,186, respectively.

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

NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements.  If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected.  If the effect of correcting a prior year misstatement in the current year income statement is material, the prior year financial statements should be corrected.  The Company does not expect SAB 108 to have an impact on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We are currently assessing the potential impact that adoption of SFAS No. 141 would have on our financial statements.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

NOTE 4- INCOME TAXES

Effective October 1, 2007, we adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No, 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2007, the Company has not recorded any liability for unrecognized tax benefits.

As of December 31, 2007, we could be subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, which are open tax years. We file tax returns in other state jurisdictions with varying statutes of limitations.

Due to the change of control of the Company in June 2006, the net operating loss carry over is subject to the IRS Section 382 limitation. As of December 31, 2007 and March 31, 2007, The Singing Machine had gross deferred tax assets of approximately $2.5 million and $2.7 million, respectively, against which the Company recorded valuation allowances totaling approximately $2.5 million and $2.7 million, respectively.

The Company files separate tax returns for the parent in the United States and for the Macau Subsidiary. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the quarters ended December 31, 2007 and 2006, the Company recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

NOTE 5- INVENTORIES

Inventories are comprised of the following components:

	December 31,	March 31,
	2007	2007

Finished Goods	$3,710,573	$2,334,381
Inventory in Transit	–	144,550
Less: Inventory Reserve	(334,679)	(198,848)
Net Inventories	$3,375,894	$2,280,083

Inventory consigned to customers at December 31, 2007 and March 31, 2007 were $372,012 and $418,598, respectively.

NOTE 6 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

The Company executed an agreement with CIT on August 13, 2007 to factor its receivables. CIT assumes the credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company will assume the credit risk (client risk accounts). The factoring fees, for the client risk accounts, are .3% of the gross invoice. For the factor risk accounts, the fees are .55% of the gross invoice. The annual minimum charge is $24,000. The agreement will expire August 2008. After that date, each party will have to give 60 days written notice to terminate the agreement. CIT does not advance funds to the Company directly. On October 26, 2007, the Company entered into a four- party agreement with CIT(“Factor”), Standard Chartered Bank (Hong Kong), Limited (“Lender”) and Starlight Marketing Limited (“Borrower”). According to the agreement, the Company assigns the proceeds from customers to the Lender, the Lender advances the loans to the Borrower. The Borrower sends the advance to the Company. Both the Borrower and the Company guarantee the repayment of the advance. The maximum amount for the advance is approximately $4.5 million or 85% of the qualified accounts receivable, which ever is higher.

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2007	2007

Computer and office equipment	5 years	$459,458	$440,946
Furniture and fixtures	5-7 years	216,120	220,171
Leasehold improvements	*	156,614	209,004
Molds and tooling	3 years	1,032,970	621,508
		1,865,162	1,491,629

Less: Accumulated depreciation		(1,245,255)	(1,045,119)
		$619,907	$446,510

* Shorter of remaining term of lease or useful life

NOTE 8 - SUBORDINATED DEBT - RELATED PARTY

The related party loan as of December 31, 2007, totals $150,000 which is due to a former director and currently bears interest at 5.5%. The loan is scheduled to be paid off before February 29, 2008.

NOTE 9 - CUSTOMER CREDITS ON ACCOUNT

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

In order to maintain its Amex listing, the Company was required to submit a plan of compliance to the American Stock Exchange by October 15, 2007 advising the Amex of actions it would take, which may allow it to regain compliance with all of the Exchange's continued listing standards by March 31, 2008. The Company has submitted the plan (the “Plan”) and indicated the Company’s net equity has exceeded $4,000,000. On November 21, 2007, the Amex accepted the plan to comply with its minimum net equity requirement until March 31, 2008. The Company must show a minimum shareholders’ equity of $4,000,000 in two successive quarters in order to comply with the Amex listing regulations. As of this report date, the Company has reported its equity over $4,000,000 for last two quarters.

The Company was previously added to the list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD remains subject to the extension “.BC” to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, Compton, California and Macau. The leases expire at varying dates. Rent expense for the nine months ended December 31, 2007 and 2006 was $187,179 and $310,177, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2007 are as follows:

	Property Lease	Equipment Lease
For period

Less than 1 year	$91,973	$9,888
1 - 3 years	5,852	17,374
	$97,825	$27,262

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the nine months ended December 31, 2007 and 2006, the Company issued 3,519,820 and 15,214,601 shares of its common stock, respectively.

Included in these shares issued during the nine months ended December 31, 2007, the Company issued 162,677 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.93 per share pursuant to employee stock option agreements.

On September 28, 2007, the Company issued 857,143 shares of common stock to koncept International Limited, a subsidiary of Starlight for $300,000 ($.35 per share) as payment for certain payables owed by the Company to Starlight Marketing Macao.

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

On September 29, 2006, the Company issued 1,380,000 shares of common stock to Gentle Boss Investments LTD. for $600,300 ($.435 per share).

On September 29, 2006, the Company issued 920,000 shares of common stock to Timemate Industries Limited for $400,200 ($.435 per share).

On September 27, 2006, the Company issued 39,065 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2006, valued at $12,501, which is included in the selling, general, and administrative expenses for the three months ended December 31, 2006.

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

For the nine months ended December 31, 2007 and 2006, common stock equivalents to purchase 3,288,080 and 2,542,214 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of December 31, 2007, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of December 31, 2007, the Company had granted 1,603,620 options under the Year 2001 Plan, leaving 346,380 options available to be granted. As of December 31, 2007, the Company had 13,050 options issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

The exercise price of employee common stock option issuances in the quarters ended December 2007 and 2006 was equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in these years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the general and administration expenses.

STOCK WARRANTS

As of December 31, 2007, the Company had a total of 2,500,000 stock purchase warrants outstanding. The exercise price of these warrants range from $0.28 to $0.35. The expiration date of these warrants range from July 25, 2009 to July 26, 2010.

NOTE 9 - GEOGRAPHICAL INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States for the nine months and three months ended December 31, 2007 were made by the Macau Subsidiary. The majority of sales to customers outside of the United States for the nine and three months ended December 31, 2006 were made by International SMC (HK) Limited, the Company’s former

Hong Kong Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2007	2006	2007	2006

North America	$12,630,200	$8,645,404	$25,443,820	$20,278,587
Europe	954,619	2,038,569	6,115,266	5,736,318
Others	198,826	334,040	778,626	338,052
	$13,783,645	$11,018,013	$32,337,712	$26,352,957

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 10 - RELATED PARTY TRANSACTIONS

PURCHASE

The Company has contracted Starlight Marketing to produce a portion of its products. The total purchases for three and nine months ended December 31, 2007 was $744,517 and $5,775,074 compared with $1,023,977 and $3,252,963 for the same period last year.
The trade payable due to Starlight and its subsidiaries as of December, 2007 was $1,086,446.

FINANCING
On August 3, 2007, the Company entered into a three party Assignment Agreement in which Starlight Marketing Limited, a subsidiary of Starlight International Holding Ltd, provides financing to the Company. In return, the Company has agreed to assign to Starlight its rights to receive all monies from time to time due to it under the Factoring Agreement with CIT Group. On October 26, 2007, the three party Assignment Agreement was replaced by the four party Assignment Agreement, in which, the Standard Charter Bank (Hong Kong) was added as the Lender. (see Note 6). The amount due to Starlight as of December 31, 2007 resulting from the Assignment Agreement is $4,665,894 of which approximately $69,000 is interest.

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

Important factors to consider in evaluating such forward-looking statements include, but are not limited to: (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Best Buy, Costco, Kohl's, J.C. Penney, Radio Shack, Wal-Mart and Sam's Club. Our Bratz products are sold in Toys R Us and Meijer.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and nine months ended December 31, 2007 and 2006.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For three months ended		For nine months ended
	12/31/07	12/31/06	12/31/07	12/31/06

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	72.8%	70.1%	77.5%	75.5%

Gross Profit	27.2%	29.9%	22.5%	24.5%

Operating Expenses
Selling expenses	12.0%	12.8%	8.5%	7.8%
General and administrative expenses	8.4%	12.2%	10.1%	15.0%
Depreciation and amortization	0.8%	1.2%	0.7%	1.6%

Total Operating Expenses	21.2%	26.3%	19.3%	24.4%

Income from Operations	6.0%	3.6%	3.2%	0.1%

Other Income (Expenses)
Gain from disposal of assets	–	–	–	0.1%
Interest expense	-0.4%	-0.2%	-0.2%	-0.1%

Net Other Expenses (Income)	-0.4%	-0.2%	-0.2%	0.0%

Reversal of Provision For Income Taxes	–	22.3%	–	9.3%

Net Income	5.6%	25.6%	3.0%	9.4%

QUARTER ENDED DECEMBER 31, 2007 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2006

NET SALES

Net sales for the quarter ended December 31, 2007 increased to $13,783,645 from $11,018,013. This marks an increase of $2,765,632 over the Company’s net sales from the same period ended December 31, 2006. This increase can be primarily attributed to the additional revenues generated from sales of musical instruments. However, music CD revenue has continued to decline, keeping with the entire music industry which has experienced declining CD sales. For the quarter ended December 31, 2007, our music sales decreased to approximately $250,000 compared to approximately $1,100,000 for the same period last year. The Company has been exploring a music download service to battle the declining CD sales trend and to regain market share in the karaoke music market.

GROSS PROFIT

Our gross profit from the quarter ended December 31, 2007 increased to $3,746,554 from $3,288,924, an increase of $457,630 as compared to the same quarter last year. As a percentage of revenues, our gross profit for the three months ended December 31, 2007 decreased to 27.2% from 29.9% for the same period in 2006. The decrease of gross profit as a percentage of revenue was primarily due to an increase in production costs and market competition.

OPERATING EXPENSES

For the quarter ended December 31, 2007, total operating expenses increased to $2,925,675. This represents an increase of $28,680 over last year’s same quarter ended total operating expenses of $2,896,995. This increase was primarily due to an increase in selling expenses, which is proportional to our increase in revenue. However, our general and administration expenses decreased $186,271 from $1,348,287 to $1,162,016. This quarter, management was successful in reducing the general and administration expenses while also increasing revenue.

1)
Selling expenses increased approximately $244,000, which was primarily due to an increase in royalty expenses associated with the sale of licensed products. Additionally, the Company experienced increased freight charges due to one major customer.

2)	General and administrative expenses decreased approximately $186,000, which was primarily due to the reduction of compensation expenses and warehouse rental.

3)	Depreciation and amortization expenses decreased approximately $29,000 due to a reduction in inventory as a result of producing less models in the past 3 years.

Our management will continue to implement cost cutting efforts in order to further reduce operating expenses for the remaining period of the current fiscal year.

INCOME FROM OPERATION

Income from operations increased $428,950 this quarter, from $391,929 to $820,879. This increase was primarily due to an improvement in our revenue without incurring a corresponding increase in operating expenses.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) increased to $53,948 from $21,105 for the same period a year ago. The increase of interest expenses was primarily due to the increase of our United States domestic business and additional inventory financing needed to carry Bratz products.

INCOME TAXES

For this year and last year’s December 31 quarter end, the Company did not record a tax provision because it has sufficient net operating losses from prior years to offset income from fiscal year ending March 31, 2008. For the three months ended December 31, 2007, the Company recorded a one-time reversal of the Hong Kong tax provision of $2,453,576.

NET INCOME

For the three months ended December 31, 2007, net income decreased to $766,931 from $2,824,400 for the same period a year ago. This decrease in net income was a result of a one-time tax reversal of $2,453,576 last year.

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006

NET SALES

Net sales for the nine months ended December 31, 2007 increased to $32,337,712 from $26,352,957, an increase of $5,984,755 as compared to the same period ended December 31, 2006. The reasons for this increase are similar to the increase in net sales from quarter ended December 31, 2007 compared to the same period last year.

GROSS PROFIT

Our gross profit for the nine months ended December 31, 2007 increased to $7,278,736 from $6,461,041, an increase of $817,695 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the nine months ended December 31, 2007 decreased to 22.5% from 24.5% for the same period in 2006. The reason for this decrease of gross profit as a percentage of revenues is the same as for the three month period.

OPERATING EXPENSES

For the nine months ended December 31, 2007, total operating expenses decreased a total of $193,909 from $6,425,009 to $6,231,100. Management has consistently reduced its operating expenses while increasing the revenues. The reason for this decrease of operating expenses is the same as for the three month period.

INCOME FROM OPERATION

For the nine months ended December 31, 2007, income from operations increased to $1,047,636 from $36,032, an increase of $1,011,604. The increase was primarily due to the revenue increase while keeping the same level of operating expenses.

OTHER INCOME/EXPENSES

Our net other expenses increased to $75,739 (interest expense) from $9,864 for the same period a year ago. The increase was primarily due to the increase of our United States domestic business and additional inventory financing for Bratz products. In addition, the Company generated a $29,029 gain from disposal of its assets last year.

INCOME TAXES

For the nine months ended December 31, 2007 and 2006, the Company did not record a tax provision because it has sufficient net operating losses carry forward from prior years to offset any income for year ending March 31, 2008. For the nine months ended December 31, 2007, the Company recorded a one-time reversal of the Hong Kong tax provision of $2,453,576.

NET INCOME

Net income decreased to $971,897 for the nine months ended December 31, 2007 from $2,479,744 for the same period a year ago. The decrease of net income was primarily due to a one-time taxes reversal of $2,453,576 last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, Singing Machine had cash on hand of $956,280 as compared to cash on hand of $1,188,900 as of December 31, 2006. We had working capital of $4,161,369 as of December 31, 2007.

Net cash used by operating activities was $4,860,285 for the nine months ended December 31, 2007, as compared to $2,885,881 the same period a year ago. The decrease of net cash from operating activities was a result of the following factors:

•	Increase of account receivables due to the increase of the United States domestic credit sales;
•	Increase of inventory on Bratz products as a result from lower than projected sales;
•	These increases were partially offset by the increase in the payable to the suppliers in Hong Kong.

Net cash used by investing activities for the nine months ended December 31, 2007 was $373,533 as compared to $261,000 used by investing activities for the same period ended a year ago.

Net cash provided by financing activities was $5,001,198 for the nine months ended December 31, 2007, as compared to $3,217,587 for the same period ended a year ago. This increase was primarily due to financing from Starlight Marketing.

Our average monthly general and administrative expenses are approximately $300,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operational needs by:

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

Our commitments for debt and other contractual obligations as of December 31, 2007 are summarized as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Property Leases	$97,825	$91,973	$5,852	$–	$–
Equipment Leases	27,262	9,888	17,374	–	–
Subordinated Debt - Related Party	150,000	150,000	–	–	–
Licensing Agreement	242,000	129,000	113,000	–	–
Loan Payable-Related Party	4,665,894	4,665,894	–	–	–
Total	$5,182,980	$5,046,755	$136,226	$–	$–

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

We are currently developing and considering selling products other than those within the karaoke category during the slow season to fulfill the revenue shortfall.

INFLATION

Inflation has not had a significant impact on The Singing Machine's operations. Singing Machine generally has adjusted its prices to track changes in the CPI since prices charged by SMC are generally not fixed by long-term contracts.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As or December 31, 2007, our exposure to market risk resulting from changes in interest rates is immaterial.

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

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

RISKS ASSOCIATED WITH OUR BUSINESS

THE MUSIC INDUSTRY HAS BEEN EXPERIENCING A CONTINUED DECLINE OF COMPACT DISC (CD) SALES. OUR KARAOKE CD SALES COULD DECLINE FURTHER IN THE FUTURE.

Due to the expansion of the music download business, the sales of Compact Discs (CD) have been declining in recent years. Our karaoke CD sales have been declining since 2004 and may continue to decline in the future. Music revenue accounts for less than 1% of our total revenues for the three months ended December 31, 2007.

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

We are relying on an exclusive distributor to distribute our music products in fiscal 2008. If the distribution agreement is terminated, our music revenues might decrease as well as our profitability.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of December 31, 2007 we had $3.3 million in inventory on hand, as compared to $1.9 million in inventory at December 31, 2006. The increase in inventory resulted from the introduction of the Bratz product line. We might need to lower the selling price of these products in order to reduce inventory levels. It is important that we sell this inventory in next nine months, so we have sufficient cash flow for operations.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending December 31 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 94.0%, 87.5% and 86.7% of net sales in fiscal 2007, 2006 and 2005, respectively.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through December 31, 2007, our common stock has traded between a high of $1.60 and a low of $0.21. During this period, we have had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and a net loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of December 12, 2007, investors held a short position of approximately 30,500 shares of our common stock which represented 0.10% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

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

AMEX has extended the deadline for the Company to meet the listing requirement to March 31, 2008 after reviewing the plan submitted by the Company.

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

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of December 31, 2007, there were outstanding stock options to purchase an aggregate of 984,593 shares of common stock at exercise prices ranging from $.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $1.39 per share. As of December 31, 2007, there were outstanding and immediately exercisable options to purchase an aggregate of 984,593 shares of our common stock. There were outstanding stock warrants to purchase 2,500,000 shares of common stock at exercise prices ranging from $.28 to $.35 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.315 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of December 31, 2007 there were 30,806,019 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of December 31, 2007 we had 30,806,019 shares of common stock issued and outstanding and an aggregate of 3,684,155 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 65,509,826 shares of common stock.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

◦	our ability to execute our business plan;
◦	operating results below expectations;
◦	loss of any strategic relationship;
◦	industry developments;
◦	economic and other external factors; and
◦	period-to-period fluctuations in its financial results.

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

None

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

Date:  February 14, 2008
By:  /s/ Anton H. Handal

Anton H. Handal
Chief Executive Officer

/s/ Danny Zheng

Danny Zheng
Chief Financial Officer