Form 10-K
period 2008-03-31
SINGING MACHINE CO INC
filed 2008-07-11
CIK 923601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

       (Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

As of June 23, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the American Stock Exchange of $0.22 was approximately $7,005,000 (based on 31,841,728 shares outstanding). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 23, 2008 was 31,841,728.

DOCUMENTS INCORPORATED BY REFERENCE– None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc. (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, accessories, music, musical instruments, and licensed youth electronic products. We contract for the manufacturing of all our electronic equipment products with factories located in China. We also produce and market karaoke music, including compact discs plus graphics ("CD+G's"), which contain music and lyrics of popular songs for use with karaoke recording equipment. We obtain the song licenses from major publishers such as EMI, Universal, Sony and Warner and contract for the reproduction of music recordings with independent studios. We have also begun collaborating with a music download service provider for an expanded library of musical selections. This collaboration provides the Company with not only an expanded library of music for sale and distribution; it opens up the Company’s music sales to customers who purchase our competitors’ karaoke machines as well. Further, the capabilities of the Company’s new download music distribution system includes the ability to stream selections from this expanded content library, creating the opportunity to open new revenue sources through the sale of subscriptions. The Company is also in the process of expanding its web presence by creating a hosted cyber-community where customers can upload their individual karaoke performances to share.

We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we are the first company to introduce the home karaoke products to the United States. In May 1994, we merged into a wholly-owned subsidiary incorporated in Delaware with the same name. As a result of that merger, the Delaware Corporation became the successor to the business and operations of the California Corporation and retained the name The Singing Machine Company, Inc. In July 1994, we formed a wholly owned subsidiary in Hong Kong, known as International SMC (HK) Ltd. ("International SMC" or "Hong Kong subsidiary"), to coordinate our engineering, production, logistics and financial operations in China. In September 2006, International SMC was sold to See Bright Investments Limited, a non-related third party. In December 2005, we formed a wholly-owned subsidiary SMC (Comercial Offshore De Macau) Limitada in Macau, China (“SMC Macau” or “Macau subsidiary”), to provide sales, financing, shipping, engineering and sourcing support for Singing Machine and Subsidiaries. Our Macau subsidiary has been approved to operate its business in Macau as Macau Offshore Company (MOC) and is exempt for the Macau corporate income tax. In February 2008, we formed a wholly-owned subsidiary SMC Logistics, Inc. (“SMC-L”), a California corporation, to manage the U.S. domestic logistics and fulfillment warehouse servicing for the Company and in April 2008 a wholly-owned subsidiary, SMC Music, Inc. (“SMC-M”) to contract with third party music providers.

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

We have raised approximately $6 million in equity investments from investors in Hong Kong from February 2006 to June 2007. The investors include two major suppliers: koncept International Limited and Arts Electronics Co., Ltd. The investments from these major suppliers underscore their support to the Company.

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the development, manufacture, and marketing of home entertainment based consumer electronics. The Company will also seek new revenue opportunities through web-based content delivery and the creation of a community based entertainment platforms. We also intend to leverage our position as a member of the Greater Starlight International Holdings, Ltd, group to capitalize on synergies which exist therein and to exercise our knowledge of the electronics business to grow revenue. The Company intends to leverage our valuable customer base and strong relationships with our factories to achieve our organic and external growth initiatives.

Organic Growth Strategy

We intend to pursue various initiatives to execute our organic growth strategy which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development. Key elements of our organic growth strategy include:

Business Focus and Public Perceptions. Historically karaoke has been our core business. The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business. The Company has therefore refocused its self-perception and is determined to build on its success by defining ourself as a provider of quality in home entertainment – not just home karaoke. Critical to this strategy is a move to add value to our core business of karaoke machine sales. We believe that by bundling our karaoke machine products with content such as Compact Disc, Electronic Download, Steaming Media, Community Performance Hosting, and by creating quality, wholesome, home entertainment for the entire family we will not only sell more products, we will find new sources of revenue. Using our existing key relationships with our customers and factories, and by adding new relationships with key content providers, we believe we can achieve more top-line growth by utilizing these relationships to design and distribute a more diversified line of consumer electronics. This should allow our Company to reduce our dependency on a single karaoke product and minimize our exposure to the volatility of the karaoke market in general.

Develop new features for karaoke equipment. The technology development in the karaoke market has been stagnant since 2004. We believe that in order to revitalize the karaoke market, we need to incorporate new technologies. We are currently developing new karaoke products which will host a number of unique features which we believe will diversity us from the rest of the industry. We are currently developing a new feature set for our karaoke machines which allow digital audio and video recording of our customer’s in home karaoke performance. Once recorded the customer would then be able to email or upload the performance to community based websites such as YouTube®, or our own community website. We anticipate later versions of this technology will support WiFi interaction to make the machine an internet appliance capable of accessing our music store to purchase a subscription of unlimited downloads for a day, week, or year based on the type of subscription purchased. We also plan to introduce performance scoring or rating so that customers will be able to have in-home competitions with full video playback to enhance the home entertainment experience. We have been working with our major shareholder and supplier, Starlight International, parent of koncept International Limited as well as other technology providers who each have strong research and development skills to bring these new concepts and devices to life. We believe the development of new products will not only reinforce our leadership position in the karaoke market, but will lead to increased sales and other opportunities which will remake the Company into a purveyor of quality in-home entertainment instead of simply being a supplier of single sale electronic devices.

Focus on the key customers. We believe that we have the most karaoke product offerings than any of our competitors in the karaoke market. We will continue to provide exclusive products for our major retailers by meeting their needs or unique specification, target price, and service support. We will focus on product development for stores like Wal-Mart and Target. We believe this is one of the major areas in which we can substantially increase our revenues. We will involve our major customers in key marketing strategies to expand our product offerings and repeat customer business.

Establish the music download business. Downloading music is one of the fastest growing areas in the music industry. We believe that the future of karaoke music distribution is through legal mediums of internet download sites (e.g. iTunes, iPhone, Amazon, etc). Since karaoke music only accounts for a small percentage of total music business, retailers usually only offer a limited selection of karaoke products. Thus, it is difficult for the customers to find karaoke music in retail outlets, especially for the songs they enjoy. While we maintain a physical CD distribution business, we will concurrently launch a music download project in calendar 2009 to capitalize on this new distribution model. The benefit to the Company are multifaceted including the opportunity to: offer downloadable music which means less physical inventory for the Company and our retail customers to carry; reduce financial return risk since a downloaded pieced of karaoke music is not returnable; make available increased marketing opportunities by offering downloads for those who sign up and provide their contact information enabling the Company to create future marketing and advertising campaigns; create an opportunity to sell our karaoke music to not only our customers but also to owners of our competitors’ machines (new and old); create cross-promotions with our retail-customers by giving away music downloads to purchasers of karaoke machines as an incentive to sell more machines.

Exploit Synergies from Within the Starlight Group. We are always looking to increase profitability or revenue through synergy recognition. The Company has recognized an opportunity to offer our existing warehouse and logistics services to the Starlight Group for a fee. The fee arrangement was negotiated at arm’s length and represents a significant revenue opportunity for the Company. Not only does the Starlight Group get a partner for its domestic US warehousing and logistics, we get service fees which defray the cost or our own historical warehouse expense. We are currently exploring other synergies including customer representative relationships, customer service functions and accounting services. These opportunities lead to new top line revenue growth and enhance profitability.

External Growth Strategy

While our historical growth has been solely organic, we intend to pursue a growth strategy which contemplates a balanced combination of organic growth and external growth. Our external growth strategy will be characterized by potential strategic acquisition of synergistic electronic or technology companies. Accordingly, we intend to leverage the skill sets of our management team and board of directors to actively evaluate potential target companies and consummate merger and acquisition transactions as an important component of our business model.

Acquisition Environment. Most of the major retailers in the United States prefer to buy the products from the factories directly. This has changed the traditional distribution model by eliminating the importers and brokers. In addition, the cost of products has seen a dramatic increase due to spiraling prices of petroleum based products, increasing labor costs in key manufacturing regions such as China, and the currency arbitrage risks with the decline in the value of the US dollar. In light of these developments, product costs have spiked while retail prices have been cut dramatically. We believe that the small to medium size companies who primarily depended on a constant significant profit margin will not be able to compete in this business environment. At the same time, capital funding is limited in the electronics market. Public and private equity are generally difficult to access, especially for those companies with inadequate management resources, unproven management and a lack of market leadership. As a member of the Starlight Group, we have access to product development and engineering resources that our competitors do not have. We also have access to financing for operations and product purchases at rates which are not otherwise available to our competitors. This situation creates for us the opportunity to make a strategic acquisition, should the right target present itself which will add to the value of the company and its business

Opportunity for the Company. Based on preliminary discussions with potential targets, we believe that an acquisition will be attractive to the potential targets because of the following:

•	The existence of a diversified management team and the seasoned board of directors, who have significant experience operating businesses in the United States and working with factories in China;
•	An efficient business model, which is characterized by a rapid product development cycle, low operational costs and high inventory turn over;
•
The existence of strong relationships with key factories in China. Two of our major shareholders are also major factories in China which provides us with lower production costs and vendor financing; and

•	A visible exit strategy that offers cash or public traded securities.

Acquisition Parameters. We intend to acquire companies which themselves have a potential for significant growth or which can add technology to our Company so that we can grow. These companies are limited by their resources and management’s abilities. We will focus on companies that have exhibited historical profitability or those that can combine with our Company to become profitable. We look for companies with strong brand name recognition that may bring additional revenues to our Company.

PRODUCT LINES

We currently have four different product lines which consist of over 50 different models. The product lines consist of the following:

•
Karaoke Machines that incorporate such features as CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, built-in camera, video cassette recorders, and home theater systems. Our machines sell at retail prices ranging from $30 for basic units to $200 for semi-professional units

•
Music which includes a song library of over 2,500 recordings, which we license from their publishers. Our library of master recordings covers an eclectic range of musical tastes including popular hits, golden oldies, country, rock and roll, Motown, Christian, Latin, and Rap. SMC offers an exclusive line of Original Artist karaoke music under the monikers of “Real Karaoke” and “Motown Original Artist Karaoke”. Our music sells at retail prices ranging from $6.99 to $19.99. Additionally, SMC has executed an agreement with a third party to provide both physical and digital music content. The library available through these third parties extends to 15,000 selections and will be available in physical CD and downloadable formats. These physical titles will be directly distributed into mass merchants, specialty stores, e-tailers and music stores.

•
Bratz Licensed Products which include karaoke products, digital drum sets, clock radios, boom boxes, TV/DVD combos and portable DVD players. Bratz products will sell at retail prices ranging from $9.99 to $199.

•	Musical Instruments which include digital drum sets and keyboards. The retail price will range from $49 to $299.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold in such stores as Best Buy, Wal-Mart, Costco, J.C. Penney, Kohl's, Radio Shack and Sam's Club. Our sales strategy include offering Domestic Sales as well as Direct import sales made off-shore.

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

Direct Sales. We ship some hardware products sold by us directly to customers from China through SMC Macau. Sales made through our subsidiary are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers' world wide, which pay SMC Macau pursuant to their own international, irrevocable, transferable letters of credit or on open account.

In fiscal 2008, approximately 51% of sales revenues were from direct sales and 49% of revenues were domestic sales. Our sales within the US are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2008, 2007, and 2006, were approximately 62%, 57%, and 55%, respectively. In fiscal 2008, the top three major customers accounted for 22%, 11% and 11% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Recently the increasingly competitive environment has forced the Company to extend more liberal return authorizations as a marketing tool to extend, prolong or develop deeper business relationships with key customers. Our total returns represented 8.6%, 13.4%, and 7.4% of our net sales in fiscal 2008, 2007, and 2006, respectively.

LICENSE AGREEMENTS

In February 2003, we entered into a multi-year license agreement with Universal Music Entertainment to market a line of Motown Karaoke machines and music. This agreement and its supplement agreement signed in March 2003, allowed us to be the first to use original artist recordings for our CD+G formatted karaoke music. Over the term of the license agreement, we are obligated to make guaranteed minimum royalty payments in the amount of $300,000, which was paid in full as of March 31, 2005. The agreement expired without renewal on December 31, 2006 without any additional minimum guarantee payments.

We entered into a license agreement with Nickelodeon, Inc., a division of Viacom International, Inc. in December 2002. Under this agreement, we licensed Nickelodeon branded machines and a wide assortment of music. This license originally expired on December 31, 2004. The Company extended the agreement to December 31, 2006. Over the term of the license agreement, we were obligated to make guaranteed minimum royalty payments in the amount of $450,000, which was paid in full as of March 31, 2005. The agreement expired without renewal on December 31, 2006 without any additional minimum guarantee payments. On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA's BRATZ™ franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, Europe and Australia. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards, and an electronic drum.

On November 21, 2006, we entered into a three-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of consumer electronic products based on MGA's BRATZ™ franchise. These consumer electronic products include boom boxes, clock radios, and portable DVDs. The license agreement contains a minimum guarantee payment term.

TOTAL LICENSE SALES
FOR THE FISCAL YEAR ENDED
March 31,

	2008	2007	2006

MTV	0.0%	8.9%	2.1%
Nickelodeon	0.0%	0.0%	0.0%
Bratz	15.0%	0.0%	0.0%
Other Licenses	0.0%	0.0%	0.9%

Total Licenses Sales	15.0%	8.9%	3.0%

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in Florida and California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout North America from consignment inventories maintained at our distributor warehouse facilities. In the fiscal year ended March 31, 2008, approximately 49% of our sales were sales from our domestic warehouses ("Domestic Sales") and 51% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2009, we anticipate that 90% of our karaoke products will be produced by one of these factories, which has agreed to extend the financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2009. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located (See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2009" on page 9). In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels. We use outside companies to mass-produce the CD+G's once the masters have been completed.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2008, 2007, and 2006, warranty claims have not been material to our results of operations.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2008, we had inventory of $3.5 million (net of reserves totaling $497,985) compared to inventory of $2.3 million as of March 31, 2007 (net of reserves totaling $198,848 million).

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

BACKLOG

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for the Company. We believe that backlog orders at any given time may not accurately indicate future sales. We believe that we will be able to fill all of these orders in fiscal year 2009. However, these orders can be cancelled or modified at any time prior to delivery. This backlog does not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks. We normally have to keep the minimum inventory in our domestic warehouses for this type of sales.

EMPLOYEES

As of July 1, 2008 we employed twenty people, all of whom are full-time employees, with the exception of our chief executive officer who divides his time between the Company and his legal practice. One of our employees is located at SMC Macau’s offices. The remaining employees are based in the United States, including one executive officer, five engaged in warehousing and technical support and thirteen in accounting, marketing, sales and administrative functions.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE ENTERED INTO AN AGREEMENT WITH STARLIGHT TO MANAGE THEIR LOGISTICS AND FULFILLMENT SERVICES IN THE UNITED STATES. IF WE ARE UNABLE TO PERFORM UNDER THIS AGREEMENT, IT COULD NEGATIVELY IMPACT OUR REVENUES AND CASH FLOW.

On May 23, 2008 we entered into a services agreement to receive orders, warehouse, and ship all of the Starlight Group’s United States domestic goods. The value of this contract is approximately $1.1 million dollars per year. If we are unable to perform the duties under this contract, it could negatively impact our revenue and cash flow.

WE ARE RELYING ON A FACTORING FACILITY TO FINANCE OUR ACCOUNTS RECEIVABLE. THE LOSS OF THE FACTORING FACILITY MAY CAUSE A PROBLEM TO FULFILL THE CUSTOMER ORDERS AND THE LOSS OF THE REVENUES.

We currently have a factoring facility with CIT Group/Commercial Services to finance our accounts receivable. If we lose our banking facility, we may need to borrow a bridge loan or request the factories to extend the payment terms. If we fail to do so, we may suffer cash flow problems and not be able to fulfill customer orders.

THE MUSIC INDUSTRY HAS BEEN EXPERIENCING CONTINUING DECLINE OF COMPACT DISC (CD) SALES. OUR KARAOKE CD SALES COULD DECLINE FURTHER IN THE FUTURE.

Due to the expansion of the music download business, the sales of Compact Discs (CD) have been declining in recent years. Our karaoke CD sale has been declining since year 2004 and may continue to decline in the future. Music revenue accounts for approximately 1% of our total revenues.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2008 and 2007 were approximately 62% and 57%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON ONE FACTORY TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2009, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out a written agreement with a factory in China to produce most of our karaoke machines for fiscal 2009. If the factory is unwilling or unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2008 and 2007, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $2.9 million or 8.6% of our net sales in fiscal 2008. A majority of these returns resulted from defective manufacturing from two of our main factories. These factories have agreed to waive a majority of the repair and freight charges due to the abnormally high percentage of returns. If this occurs again in the future and our factories are unwilling to waive repair or freight costs this will adversely reduce our revenues and profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2008, our sales to customers in the United States decreased because of increased price competition. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $458,099 during fiscal 2008 and $200,000 during fiscal 2007. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2008 we had $3.5 million in inventory on hand. It is important that we sell this inventory during fiscal 2009, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT A COMPETITIVE MARKET.

Over the past year, our gross profit margins have generally decreased due to competition and increasing costs except for fiscal 2005 when we developed several new models, which were in demand and yielded higher profit margins. We expect that our gross profit margin might decrease under downward pressure in fiscal 2009 because of currency fluctuations, increasing labor costs and the increasing cost of petroleum based raw materials and services which is affecting the entire market segment.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 87.0%, 94.0%, and 87.5% of net sales in fiscal 2008, 2007, and 2006, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Memorex and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music; we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2008, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2009. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and video cassettes.

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

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS' RECEIPT OF INVENTORY.

We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facility in City of Industry, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We are using eight factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2009. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES.

Over the past several years, the Singing Machine (like its competitors) has received notices from certain music publishers alleging that the full range of necessary rights in their copyrighted works has not been properly licensed in order to sell those works as part of products known as “compact discs with graphics” ("CDG"s). CDG's are compact discs which contain the musical recordings of karaoke songs and graphics which contain the lyrics of the songs. Singing Machine has negotiated licenses with the complaining parties. As with any alleged copyright violations, unlicensed users may be subject to damages under the U.S. Copyright Act. Such damages and claims could have a negative effect on Singing Machine’s ability to sell its music products to its customers. This is the reason the Singing Machine diligently pursues licenses.

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

A significant amount of our merchandise is shipped to our customers from one of our two warehouses, which are located in City of Industry, California, and Coconut Creek, Florida. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could substantially decrease our revenues and profitability.

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST.

During fiscal 2008, approximately 49.0% of our sales were domestic warehouse sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we could not get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

CURRENCY EXCHANGE RATE RISK

During fiscal year 2008, the Chinese local currency has had no material effect on the value of the US dollar as Chinese local currency is pegged to the US dollar.

INCREASED RAW MATERIAL/PRODUCTION PRICING

The fluctuations in the price of oil has and will continue to affect the Company in connection the sourcing and utilizing petroleum based raw materials and services. The cost of trans-oceanic shipping, plastic and the like are driving up the price our suppliers charge us for finished goods. Also, the there have been a series of labor related regulations instituted in China which impact wages and thus the cost of production which may result in our suppliers demanding higher prices for our finished goods. This issue is common to all companies in the same type of business and if the Company is not able to negotiate lower costs, or reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through March 31, 2008, our common stock has traded between a high of $1.60 and a low of $0.21. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of March 31, 2008, investors held a short position of approximately 30,400 shares of our common stock which represented 0.09% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

On September 6, 2006, the Company received notice from The American Stock Exchange (the "Amex") that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension. Specifically, for the fiscal years ended March 31, 2007 and March 31, 2006, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years. The Company was successful in exercising a turnaround plan and on March 28, 2008, the Company received a notice from Amex stating that the Singing Machine has resolved the aforementioned listing deficiency and was restored to its full listing status. Amex has fully re-listed the Company as a member in good-standing; however the Company still needs to remain in compliance with Amex Company Guide Section 1009(h). If the company fails to remain in good standing, there is still a possibility of delisting. If our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sales of our common stock or securities.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2008, there were outstanding stock options to purchase an aggregate of 1,029,296 shares of common stock at exercise prices ranging from $0.32 to $11.09 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $1.44 per share. As of March 31, 2007, there were outstanding and immediately exercisable options to purchase an aggregate of 1,382,890. There were outstanding stock warrants to purchase 1,250,000 shares of common stock at an exercise price of $.35 per share, all of which are exercisable.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 23, 2008 there were 31,841,728 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of June 23, 2008 we had 31,841,728 shares of common stock issued and outstanding and an aggregate of 3,484,593 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 64,673,679 shares of common stock. Any issuance of additional shares of common stock, whether by us to new stockholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing stockholders.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR   COMMON STOCK MAY BE ADVERSELY AFFECTED.

Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of our management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of the Company’s internal controls over financial reporting may have an adverse impact on the price of our common stock. .

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Coconut Creek, Florida in approximately 8,000 square feet office and warehouse facility. The lease expires on May 31, 2010. The annual rental expense is $72,000.

We have one warehouse facility in City of Industry, California. The City of Industry warehouse facility has 90,000 square feet (with an option to acquire an additional 90,000 square feet) and the lease expires on April 30, 2013. The annual rental expense is approximately $600,000.

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

None pending.

HISTORICALLY:

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

On February 27, 2008 the Ninth Circuit Court of Appeals affirmed the dismissal against The Singing Machine Company, Inc. and dismissed all claims against the Company with prejudice.

OTHER MATTERS

None.

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

FISCAL PERIOD	HIGH	LOW

2008:
First quarter (April 1 - June 30, 2007)	$0.87	$0.60
Second quarter (July 1 - September 30, 2007)	0.90	0.34
Third quarter (October 1 - December 31, 2007)	0.78	0.29
Fourth quarter (January 1 - March 31, 2008)	0.35	0.20

2007:
First quarter (April 1 - June 30, 2006)	$0.40	$0.23
Second quarter (July 1 - September 30, 2006)	0.55	0.25
Third quarter (October 1 - December 31, 2006)	0.79	0.24
Fourth quarter (January 1 - March 31, 2007)	1.60	0.70

As of June 15, 2008, there were approximately 355 record holders of our outstanding common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended March 31, 2008 the Company issued 1,892,857 shares of its common stock.

On March 12, 2008, the Company issued 952,381 shares of common stock to Arts Electronics, LTD for $200,000 ($0.21 per share).

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2008, 2007, and 2006 and the balance sheet data at March 31, 2008 and 2007 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended March 31, 2005 and 2004 and the balance sheet data at March 31, 2006, 2005 and 2004 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	2008	2007	2006	2005	2004
Statement of Operations:
Net Sales	$34,048,858	$26,732,144	$32,305,560	$38,209,825	$70,541,128
Income (loss) before income taxes	$1,712	$(1,714,988)	$(1,905,250)	$(3,591,975)	$(21,924,919)
Income tax benefit (expense)	$0	$2,453,576	$0	$0	$(758,505)
Net income (loss)	$1,712	$738,588	$(1,905,250)	$(3,591,975)	$(22,683,424)
Balance Sheet:
Working capital	$3,300,422	$2,394,796	$(4,274,100)	$(3,378,528)	$(1,382,939)
Current ratio	204%	187%	48%	65%	90%
Property, plant and equipment, net	$598,280	$446,510	$513,615	$1,038,843	$983,980
Total assets	$7,236,167	$5,657,800	$4,524,267	$7,668,808	$15,417,395
Shareholders' equity	$4,068,064	$2,897,359	$(3,661,798)	$(1,985,023)	$216,814
Per Share Data:
Income (loss) per common share – basic	$0.000	$0.03	$(0.19)	$(0.39)	$(2.65)
Income (loss) per common share – diluted	$0.000	$0.03	$(0.19)	$(0.39)	$(2.65)
Cash dividends paid	0	0	0	0	0

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

OVERVIEW

Our primary objectives for fiscal 2008 were to:

•	increase the revenues by expanding our product lines and customer base;
•	continue to drive down the operating costs;
•	turn the operations to profit;
•	obtain better financing facilities;
•	raise additional equity.

We believe that the plans were well executed and we have achieved our primary goals. During fiscal 2008, our revenue has increased by 27.4% while the total operation expenses decrease by 3.7%. Most importantly, we have generated profit from operations after a four year restructuring effort. We also have raised approximately $1.1 million equity from major suppliers. As a result, we successfully remedied our non-compliance status with the American Stock Exchange in fiscal 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2008	2007	2006
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	77.5%	77.1%	78.1%
Operating expenses	22.1%	29.2%	28.6%
Operating (loss) income	0.5%	-6.4%	-6.7%
Other (expenses), income, net	-0.5%	-0.1%	0.8%
Income (Loss) before taxes	0.1%	-6.5%	-5.9%
Provision (benefit) for income taxes	0.0%	9.2%	0.0%
Net Income (loss)	0.1%	2.8%	-5.9%

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2007

NET SALES

Net sales for the fiscal year ended March 31, 2008 were approximately $34.0 million, an increase of approximately $7.3 million from approximately $26.7 million for fiscal 2007. The increase in net sales was primarily due to the sales increase for the Bratz licensed products of $4 million and the Musical instrument of $2.5 million, as well as the small increase in karaoke products sales. The music CD sales continued to decrease from approximately $700,000 in fiscal 2007 to less than $100,000 in fiscal 2008 due to the overall CD sales decline in the entire music industry.

In fiscal 2008, 59% of our sales were direct sales, which represent sales made by International SMC and SMC Macau, and 41% were domestic sales, which represents sales made from our warehouses in the United States. The ratio is very similar to that of fiscal 2007.

GROSS PROFIT

Gross profit for fiscal 2008 was approximately $7.7 million or 22.5% of total revenues compared to approximately $6.1 million or 22.9% of sales for fiscal 2007. The increase in gross margin, compared to the prior year, was primarily due to a better pricing model. However, the higher profit margin was partially off set by the cost increase in China and the lower music sales. The music sales usually yielded a higher margin than that of the hardware sales.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under the selling expenses.

OPERATING EXPENSES

Operating expenses, including depreciation and amortization, for the fiscal year ended March 31, 2008 decreased from approximately $7.8 million to approximately $7.5 million, a decrease of approximately $0.3 million or 3.7% compared to the same period last year. The decrease in operating expenses consists of approximately $0.6 million increase in selling expenses, which include advertising, commission, freight and royalty expenses, and an approximately $0.9 million decrease in general and administration expenses. The increase of selling expenses was proportional to the increase of the revenues. The decrease of the general and administrative expenses was primarily due to reductions in warehouse expenses and compensation expenses.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $311,273 for fiscal 2008 compared to $556,051 for fiscal 2007. The fixed assets mainly consist of the tools and molds, which are depreciated with three years straight-line method. In the past three years, we have utilized some existing tools and molds for the new product designs. It helps drive down the tooling cost. We have also improved the product design process, which allow us to make fewer models of new products with higher sales volume for each models.

NET OTHER INCOME (EXPENSES)

Net other expense was $154,672 in fiscal 2008 compared to net other income of $13,327 in fiscal 2007. The increase was primarily due to the increase of the borrowing cost. The higher borrowing cost was a result of the higher domestic sales, which required a longer term to finance inventory and accounts receivable.

INCOME BEFORE TAXES

We had an income before taxes of $1,712 in fiscal 2008 compared to a loss before taxes of $1,714,988 in fiscal 2007. The improved profit was a result of higher revenues and successfully lowering operating expenses.

INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2008 and 2007, we had gross deferred tax assets of approximately $ 2.7 million and approximately $6.4 million, against which we recorded valuation allowances totaling approximately $ 2.7 million and approximately $6.4, respectively.

For the fiscal years ended March 31, 2008 and March 31, 2007, we did not record any income tax expense. This occurred because the Company had taxable losses for the US operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

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

NET LOSS/NET INCOME

As a result of the foregoing, we had net income of approximately $1,712 in fiscal 2008 from operations as compared to a net income of 738,588 in fiscal 2007 as a result of a one-time tax reversal of approximately $2.5 million in fiscal 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2008, we had cash on hand of approximately $0.4 million compared to cash on hand of approximately $1.2 million on March 31, 2007. The decrease of cash on hand was primarily due to the increase of the inventory of approximately $1.4 million and the increase of the accounts receivable of approximately $0.9 million. The increase of the inventory and the accounts receivable was a result of the increased domestic sales.

Cash used in the operating activities for the year ended March 31, 2008 was $1,352,223. The cash was spent to finance a higher level of the inventory and accounts receivable. We used the company common stock and vendor financing to off set portion of the cash requirement.

Cash used in investing activities for the year ended March 31, 2008 was $490,697. Cash used in investing activities was for the purchase of tooling and molds.

Cash provided by financing activities was $1,101,836 for the fiscal year ended March 31, 2008, which was due to additional equity investments of approximately $630,881 and the working capital loan from the related party – Starlight Holding Company.

As of March 31, 2008, our working capital was approximately $3.3 million. Our current liabilities of approximately $3.2 million include:

•	Customer credit on account of approximately $778,993 – the amount will be offset by future purchases or refund.
•	Accounts payable of $1,145,150 of which $755,000 was due to a major supplier in China.
•	Related party loan of $616,732 due to Starlight Holding Company.

As of June 16, 2008, our cash on hand is approximately $450,000. Our average monthly operating expenses are approximately $300,000 and we need approximately $0.9 million to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in California and other operating costs.

As of March 31, 2008, our commitments for debt and other contractual arrangements are summarized as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Property Leases	$3,398,205	$556,673	$2,115,596	$725,936.35	$-
Equipment Leases	24,763	9,888	14,875	-	-
Licensing Agreement	242,000	242,000		-	-
Loan Payable-Related Party	616,732	616,732	-	-	-

Total	$4,281,700	$1,425,293	$2,130,471	$725,936	$-

Each of the contractual agreements (except the equipment leases) provides that all amounts due under that agreement can be accelerated if we default under the terms of the agreement.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Equity investments – The Company is actively seeking equity investments to expand its business. We expect to raise additional capital as required for fiscal year 2009.
2) Vendor financing – Our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, which accounted for more than 60% of the total revenues.
3) Factoring of accounts receivable - The Company factors its accounts receivable for sales originated in the United States. We are continually exploring better rates and terms with various banks. The Company has currently received numerous proposals with higher credit facility at better rates to meet the cash requirements of the shipping season. We continue to evaluate all offers.
4) Cost reduction - The Company has reduced significant operating expenses in recent years. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to continue its cost cutting efforts in fiscal 2009.
5) Bridge Loan - We may be able to raise additional short term bridge loan from the parent of our majority shareholder, Starlight International, who is also one of our suppliers.

6) Reduce cost of operation – The Company has incorporated SMC Logistics, Inc. as a wholly-owned subsidiary to operate our California warehouse. For fiscal 2009, SMC Logistics has signed an agreement with the Starlight Group to handle the logistics and fulfillment of Starlight Groups’ domestic products for a service fee. This arrangement effectively turns our warehouse from a cost-center to a profit-center.

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

During fiscal 2009, we will strive to reduce additional operating costs. In order to reduce the need to maintain inventory in our warehouses in California and Florida, we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The goods shipped directly to our customers from ports in China are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 87.8%, 94.0% and 87.5 % of net sales in fiscal 2008, 2007, and 2006.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2008, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As of March 31, 2008, our exposure to market risk resulting from changes in interest rates is immaterial.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of Company management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is any deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our internal control over financial reporting was not effective as of the period covered by this Annual Report, as a result of material weaknesses.

The material weaknesses were primarily due to the following:

(i) Lack of accounting management personnel. At the time of this Annual Report the Company does not currently have a financial controller or on-site Chief Financial Officer. As a result, there is no material division of duties that would insure that information is checked or verified before it is entered into the accounting system or that entries into the accounting system accurately reflect transactions. Reconciliations of accounts, when performed, are conducted by the individual that is responsible for entering information into the account. Additionally there is currently no management oversight to ensure transactions or postings are accurately recorded.
(ii) Lack of effective financial control policies and procedures. The Company does not currently have sufficient written policies and procedures dealing with account reconciliations or charge-backs by customers. As a result, many unauthorized charge-backs may be taken without proper review or dispute. There also lacks proper documentation or internal testing to assure all postings and transactions are accurately and timely reported.
(iii) Transition of accounting system. For fiscal year 2008, management has identified inadequate features and preventive measures with our Traverse accounting system. For business and financial control reasons management has decided to upgrade and convert to a new accounting system in March 2008. As of the date of this Annual Report, the Company has switched all functions over to this new system. However, due to employee unfamiliarity with the new software and reliance upon sensitive reports generated by the new system, such data input and output may not be timely or accurate.

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

(b)  Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain measures. At the filing of this Annual Report, Management has addressed the need for a financial controller and has hired a full-time controller. For fiscal 2009, Management is committed to improve control and oversight relating to financial controls and will work with our Audit Committee to formulate written policies and procedures to address deficiencies described above. Additionally, Management has engaged the services of a technical consulting company that is familiar with our new accounting system to address the deficiencies reported above.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c)  Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the year ended March 31, 2008, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of June 15, 2008.

Name	Age	Position
Anton H. Handal	53	Chief Executive Officer
Alicia Haskamp (1)	60	Former Senior VP of Sales and Product Development
Danny Zheng (2)	38	Former Chief Financial Officer
Carol Lau	59	Chief Financial Officer and Chairwoman
Harvey Judkowitz	53	Director
Bernard Appel	76	Director
Stewart A. Merkin	65	Director
Peter Hon	67	Director
Yat Tung Lau	29	Director
Josef A. Bauer (3)	69	Former Director

(1) Ms. Haskamp resigned as our Senior VP of Sales and Product Development on February 5, 2008.
(2) Mr. Zheng resigned as our Chief Financial Officer on May 22, 2008.
(3) Mr. Bauer resigned from our Board of Directors of February 4, 2008.

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

Danny Zheng had been part of the Singing Machine management team since April 2004 and had served as financial controller and principal accounting officer until April 5, 2005 when he became the Chief Financial Officer of the Singing Machine. On January 1, 2007, Danny became the interim Chief Executive Officer of the Company until Mr. Handal was appointed Chief Executive Officer on June 21, 2007. Mr. Zheng has since resigned from the Company effective March 22, 2008. Mr. Zheng is a certified public accountant licensed by the state of Delaware. He held controller and VP finance positions with various private and public companies. Previously, he was also employed by a New York regional CPA firm as tax consultant for 4 years. Mr. Zheng also served as general manager from 1999 to 2002 for PC Ware International Miami branch, a Taiwan based computer manufacturer. He was responsible for its distribution, marketing and finance operation in six countries throughout Latin America. He also served as director of operations for PC Micro, a joint venture computer manufacturer in Manaus, Brazil from 1999 to 2002. Mr. Zheng earned a B.S. degree in accounting from Nankai University in China. Mr. Zheng is currently pursuing an Executive MBA degree at the Wharton School, University of Pennsylvania.

Carol Lau joined the Starlight Group in 1987 and was appointed to the position of President of Starlight Randix Corporation, a wholly owned subsidiary of the Starlight group in 1993. In 2001, she became the Chief Financial Officer of Cosmo Communications Corporation. Currently Ms. Lau serves as the Company’s interim Chief Financial Officer. Prior to joining the Starlight group, from 1978 to 1987 Ms. Lau held positions in auditing and financial management with the Australian Government. Ms. Lau was a Certified Public Accountant (CPA) in Australia and is a licensed CPA in Massachusetts. She holds a Bachelor of Business degree from the Curtin University in Australia and a Graduate Diploma in Computer Science from the Canberra University in Australia. Ms. Lau joined the Company’s board on January 12, 2007.

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

As of July 2, 2007, the executive compensation/stock option committee consisted of Ms. Carol Lau (Chairwoman) and Messrs. Judkowitz. In May 2008, Ms. Lau assumed the position of Interim CFO, replacing Danny Zhang and was thus ineligible to sit on the compensation committee. Ms. Lau was replaced by Stewart Merkin on the compensation committee on July 8, 2008. The executive compensation/stock option committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan.

As of July 2, 2007, the nominating committee consists of Messrs. Appel (Chairman), Merkin and Yat Tung Lau. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

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

FAMILY RELATIONSHIPS

There are no other family relationships among any of our officers or other directors, except for Chairwoman Carol Lau who is the aunt of Director Yat Tung Lau and the mother of Gary Atkinson, the Company’s General Counsel.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Singing Machine, including our principal executive officer, our principal financial officer, and our principal accounting officer or controller or other persons performing similar functions. A copy of the Code of Ethics will be filed as Exhibit 14.1 via an amendment to this Annual Report or filed as an exhibit to a Current Report on Form 8-K. We intend to post amendments to or waives from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer, principal accounting officer or controller or other persons performing similar functions) on our website.

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

COMPENSATION OF OFFICERS

Anton Handal became the Chief Executive Officer of the Company on June 21, 2007. Mr. Handal does not have an employment contract with the Company and does not receive a salary. In exchange for his services, Mr. Handal has an option from koncepts International Limited to purchase 750,000 stock warrants of The Singing Machine Company, Inc. held by koncepts International Limited, at any time, upon payment of $5,000.

Danny Zheng served as the Company’s Interim Chief Executive Officer from January 1, 2007 through June 21, 2007 and as the Chief Financial Officer from June 21 through May 22, 2008. During this time, Mr. Zheng had an employment contract, for the Chief Financial Officer position, which was entered into on July 20, 2006. Based on the agreement, Mr. Zheng’s base salary is $160,000 per year. The agreement also includes a monthly car allowance of $500 per month and a bonus, which is at the sole discretion of the Company’s Board of Directors. Mr. Zheng was not granted any cash bonuses in fiscal 2008.

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

Stewart Merkin & Harvey Judkowitz

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company whose total compensation exceeded $100,000 (collectively, the “named officers”) for fiscal year 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity incentive plan compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other compensation (2)	Total Compensation
Anton Handal (3)	2008	$0.00	-	-	-	-	-	-	-
Chief Executive Officer

Danny Zheng (4)	2008	$166,154.00	$5,000.00	-	-	-	-	$12,876.84	$184,030.84
Former Chief Financial Officer

Alicia Haskamp (5)	2008	$127,884.60	-	-	-	-	-	$48,498.71	$176,383.31
Former Senior Vice President of Sales and Product Development

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

(3) Mr. Handal does not receive a salary however pursuant to a warrants option agreement with koncepts International Limited, he has an option to purchase 750,000 stock warrants in the Company for $5,000, exercisable at any time.

(4) Mr. Danny Zheng joined our Company on April 19, 2004 as financial controller and became our Chief Financial Officer on April 5, 2005 and our Interim Chief Executive Officer on January 1, 2007. On June 21, 2007, Mr. Zheng resigned as our Interim Chief Executive Officer and Mr. Anton “Tony” H. Handal was appointed as our Chief Executive Officer. Mr. Zheng subsequently resigned as Chief Financial Officer effective March 22, 2008.

(5) Ms. Haskamp resigned effective February 5, 2008.

OPTION GRANTS IN FISCAL 2008

The following table sets forth information regarding stock option awards to our named executive officers under our Year 2001 Stock Option Plan during the fiscal year ended March 31, 2008:

GRANTS OF PLAN BASED AWARDS

Name and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards (2)

N/A (1)	N/A	N/A	N/A	N/A

(1) No grants of plan based awards were issued during FY 2008

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to grants of options to purchase our common stock under our Year 2001 Stock Option Plan to the named executive officers during the fiscal year ended March 31, 2008:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Danny Zheng	9,600	2,400	N/A	1.05	4/26/2014	N/A	N/A	N/A	N/A
Former Chief Financial Officer	46,667	23,333		0.60	5/8/2015
	30,000	-		0.34	1/19/2011
	100,000			0.33	4/9/2011
	186,267	25,733
Alicia Haskamp
Former Senior VP of Sales & Product Development	18,000	-	N/A	9.00	10/31/2012	N/A	N/A	N/A	N/A
	30,000	-		5.60	3/7/2013
	11,200	2,800		1.97	12/19/2013
	10,600	-		1.97	12/19/2013
	53,333	26,667		0.60	5/8/2015
	50,000	50,000		0.33	4/9/2011
	173,133	79,467

*The Company does not grant any stock-based awards

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2008. All option awards were granted from our Year 2001 Stock Option Plan.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bernie Appel	$8,900	$2,500	$2,400	$-	$-	$-	$13,800
Jay Bauer (1)	$8,000	$1,959	$-	$-	$-	$-	$9,959
Peter Hon	$-	$2,500	$2,400	$-	$-	$-	$4,900
Harvey Judkowitz	$9,100	$2,500	$2,400	$-	$-	$-	$14,000
Carol Lau	$1,400	$2,500	$2,400	$-	$-	$-	$6,300
Yat Tung Lau	$500	$2,500	$2,400	$-	$-	$-	$5,400
Stewart Merkin	$9,100	$2,500	$2,400	$-	$-	$-	$14,000

(1)	Jay Bauer resigned from our Board effective February 4, 2008.

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10K for the relevant assumptions used to determine the valuation of our option awards.

During fiscal 2008, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our Board meetings. Our eight non-employee directors during fiscal 2008 were Messrs. Appel, Judkowitz, Hon, Carol Lau, Yat Tung Lau and Merkin.

During fiscal 2008, we have utilized the following compensation policy for our directors:

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

EMPLOYMENT AGREEMENTS

As of June 30, 2008 the Company has no employment contracts with any of its employees. The Company had an employment contract with Danny Zheng, former Chief Financial Officer, which terminated as of May 22, 2008. The employment agreement was entered into on July 20, 2006. Based on the agreement, Mr. Zheng’s base salary was $160,000 per year. Mr. Zheng will serve as a consultant to the Company for three months from the date of his resignation ending August 31, 2008 during which time he will be paid his normal base salary and benefits.

Mr. Zheng received a cash bonus of $5,000 in fiscal 2008 and $12,000 in fiscal year 2006.

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

In addition, the Company previously had an employee agreement with Alicia Haskamp, former Senior Vice President of Sales and Product Development prior to her resignation on February 5, 2008. Based upon that agreement, her base salary was $160,000 per year and included a $500 monthly car allowance and a bonus which is based on hardware net sales revenue. Ms. Haskamp served as consultant to the company until March 31, 2008 through which she was paid her full base salary, benefits, and commissions.

Anton H. Handal who became our Chief Executive Officer effective June 21, 2007 and has no employment agreements with the Company as of the date of this report.

SEPARATION AND CONSULTING AGREEMENTS

As of June 30, 2008 the Company currently only has one consulting agreement. Pursuant to his resignation, Danny Zheng has agreed to consult for the Company until August 31, 2008, during which time he will be paid his normal compensation package and benefits. The Company also had a consulting agreement with Alicia Haskamp, which terminated on March 31, 2008. Ms. Haskamp was paid her full salary, benefits, and commission.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2008, 2007, 2006 and 2005 totaled approximately $21,674, $39,460, $39,572 and $30,025, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 15, 2008, certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,
•	all named executive officers of the Singing Machine; and
•	persons known to own more than 5% of our common stock.

We had 31,841,728 shares of our common stock issued and outstanding. In addition, the following amounts are included as they will be exercisable within 60 days of June 15, 2008: 33,333 shares of common stock, and 1,029,296 stock options issued under the 1994 and 2001 Stock Option Plans.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of June 15, 2008

Name and position of owner	Title of Class	Shares of Common Stock (1)	Percent of Common Stock

Anton Handal	N/A	0	*
Chief Executive Officer

Danny Zheng	Common Stock	186,267	*
Former Chief Financial Officer

Alicia Haskamp	Common Stock
Former Sr. Vice President of Sales and Product Development		52,000	*

Joseph Bauer (2)	Common Stock	1,284,591	3.91%
Director

Bernard Appel	Common Stock	74,022	*
Director

Harvey Judkowitz	Common Stock	74,022	*
Director

Carol Lau	Common Stock	574	*
Chairwoman

Yat Tung Lau	Common Stock	574	*
Director

Peter Hon	Common Stock	574	*
Director

Stewart Merkin	Common Stock	51,675	*
Director

Koncept International Ltd (3)	Common Stock	17,875,536	54.38%
Majority Shareholder

Gentle Boss Investments Ltd	Common Stock	2,100,000	6.39%
Shareholder

All Directors and Executive Officers as a Group	Common Stock	1,724,299	5.25%

Total Shares of Common Stock @ 6/15/08		31,841,728
Stock Options Exercisable within 60 days of 6/15/08		1,029,296

Total		32,871,024

*Less than 1%.

(1) Includes as to the person indicated the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of July 15, 2008: 186,267 options held by Danny Zheng; 60,000 options held by Bernie Appel; 60,000 options held by Harvey Judkowitz and 40,000 held by Stewart Merkin.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by Berkovits & Co, LLP and HLB Hodgson Impey Chengfor professional services rendered for the fiscal years ended March 31, 2008 and 2007:

Fee Category	Fiscal 2008	Fiscal 2007

Audit Fees	$164,194	$227,675
Tax Fees	15,000	15,000
All Other Fees	1,600	1,150

Total Fees	$180,794	$243,825

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by Berkovits & Co, LLP in connection with statutory and regulatory filings or engagements

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.

Out of the total fiscal 2008 and fiscal 2007 audit and other fees, $164,194 and $164,774 were billed by Berkovits and Co., LLP, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2008 and 2007

Consolidated Statements of Operations—Years ended March 31, 2008, 2007 and 2005.

Consolidated Statements of Shareholders' (deficit) Equity—Years ended March 31, 2008, 2007 and 2005.

Consolidated Statements of Cash Flows—Years ended March 31, 2008, 2007 and 2005.

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

10.28 Distribution Agreement dated April 1, 2003 between the Singing Machine and Arbiter Group, PLC. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.29 Loan Agreements dated August 13, 2003 in the aggregate amount of $1 million between the Company and each of Josef Bauer, Howard Moore & Helen Moore Living Trust, Maureen G. LaRoche and Yi Ping Chan.(incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.30 Letter dated March 4, 2003 from Jay Bauer to the Singing Machine regarding a $400,000 loan. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.31 Securities Purchase Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.32 Registration Rights Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.33 One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.34 Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.35 Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.36 Bridge Loan Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.37 Collateral Security Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.38 Bridge Note of The Singing Machine Company, Inc. dated March 8, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.39 Settlement Agreement and Release dated as of March 5, 2007 by and among The Singing Machine Company, Inc. and the holders of the Company’s $4,000,000 principal amount 8% Convertible Debentures. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.40 Settlement Agreement dated April 27, 2007, by and between The Singing Machine Company, Inc. and Abacus Advisors Group LLC. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 3, 2007)

31.1 Certification of Anton Handal, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Danny Zheng, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

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

THE SINGING MACHINE COMPANY, INC.

Date: July 9, 2008	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Anton H. Handal	Chief Executive Officer	July 9, 2008
Anton H. Handal

/s/ Carol Lau	Chief Financial Officer	July 9, 2008
Carol Lau

/s/ BERNARD APPEL	Director	July 9, 2008
Bernard Appel

/s/ HARVEY JUDKOWITZ	Director	July 9, 2008
Harvey Judkowitz

/s/ STEWART MERKIN	Director	July 9, 2008
Stewart Merkin

YAT TUNG LAU	Director	July 9, 2008
Yat Tung Lau

PETER HON	Director	July 9, 2008
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for the years ended March 31, 2008, 2007, 2006. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Berkovits & Company, LLP.

Fort Lauderdale, Florida
July 2, 2008

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007

Assets
Current Assets
Cash and cash equivalents	$447,816	$1,188,900
Accounts receivable, net of allowances of $120,899 and
$61,825, respectively	1,961,721	1,054,371
Due from factor	131,451	109,991
Inventories,net	3,514,984	2,280,083
Prepaid expenses and other current assets	412,552	521,891
Total Current Assets	6,468,524	5,155,236

Property and Equipment, net	598,280	446,510
Other Non-Current Assets	169,362	56,054
Total Assets	$7,236,166	$5,657,800

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,145,150	$903,243
Due to related parties, net	616,732	199,316
Accrued expenses	409,415	624,994
Customer credits on account	778,993	594,169
Deferred gross profit on estimated returns	217,812	213,718
Subordinated debt - related parties	-	225,000
Total Current Liabilities	3,168,102	2,760,440

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
31,758,400 and 27,286,199 shares issued and outstanding	317,584	272,862
Additional paid-in capital	18,430,612	17,306,342
Accumulated deficit	(14,680,132)	(14,681,844)
Total Shareholders' Equity	4,068,064	2,897,360
Total Liabilities and Shareholders' Equity	$7,236,166	$5,657,800

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	03/31/08	03/31/07	03/31/06

Net Sales	$34,067,871	$26,732,144	$32,305,560

Cost of Goods Sold	26,389,070	20,616,541	25,223,056

Gross Profit	7,678,801	6,115,603	7,082,504

Operating Expenses
Selling expenses	2,931,416	2,308,959	2,169,168
General and administrative expenses	4,279,728	4,952,254	6,140,542
Depreciation and amortization	311,273	556,051	932,216
Total Operating Expenses	7,522,417	7,817,264	9,241,926

Income (Loss) from Operations	156,384	(1,701,661)	(2,159,422)

Other Income (Expenses)
Other income	-	-	103,396
(Loss) Gain on sale of subsidiary and other assets	(27,654)	29,028	-
Net gain on retirement of convertible debentures
including unpaid accrued interest of $259,726	-	-	2,253,725
Interest expense, net of interest income	(127,018)	(42,355)	(487,307)
Interest expense - Amortization of discount
on convertible debentures	-	-	(1,615,642)

Net Other Income (Expenses)	(154,672)	(13,327)	254,172

Income (loss) before reversal of provision for income taxes	1,712	(1,714,988)	(1,905,250)

Reversal of provision for income taxes	-	2,453,576	-

Net Income (Loss)	$1,712	$738,588	$(1,905,250)

Income (Loss) per Common Share
Basic	$0.000	$0.035	$(0.190)
Diluted	$0.000	$0.030	$(0.190)

Weighted Average Common and Common
Equivalent Shares:
Basic	29,925,952	21,145,003	10,029,085
Diluted	30,910,424	24,753,864	10,029,085

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2008	March 31, 2007	March 31, 2006

Cash flows from operating activities
Net Income (Loss)	$1,712	$738,588	$(1,905,250)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Reversal of provision for income taxes	-	(2,453,576)	-
Gain from debt restructure	-	-	(2,253,725)
Gain on sale of subsidiary and other assets	-	(29,028)	-
Loss on disposal of property and equipment	27,654	-	-
Depreciation and amortization	311,273	556,051	688,951
Change in inventory reserve	131,154	(902,071)	(681,767)
Change in allowance for bad debts	17,284	(41,790)	95,016
Amortization of discount/deferred fees on convertible debentures	-	-	1,858,911
Stock compensation	38,112	194,870	22,473
Deferred gross profit on estimated sales returns	4,094	27,436	(209,949)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(924,634)	156,690	(113,445)
Inventories	(1,366,055)	310,046	2,088,646
Prepaid expenses and other current assets	109,339	(293,489)	278,902
Other non-current assets	(113,308)	42,633	12,711
Increase (Decrease) in:
Accounts payable	441,906	(160,565)	97,239
Accrued expenses	(215,579)	(23,190)	214,133
Customer credits on account	184,824	(440,046)	(625,110)
Net cash used in operating activities	(1,352,224)	(2,317,441)	(432,264)
Cash flows from investing activities
Purchase of property and equipment	(490,697)	(488,946)	(163,723)
Receipt of restricted cash	-	268,405	602,390
Proceeds from sales of assets	-	29,028	-
Net cash (used in)/provided by investing activities	(490,697)	(191,513)	438,667
Cash flows from financing activities
Proceeds from (payments to) factoring, net	(21,460)	24,290	(99,909)
Payment on related party loans	(225,000)	-	-
Payment on convertible debentures	-	-	(2,000,000)
Proceeds from issuance of stock	630,881	3,125,700	-
Net advanced from related parties	717,416	124,316	1,900,000
Net cash provided by/(used in) financing activities	1,101,837	3,274,306	(199,909)
Change in cash and cash equivalents	(741,084)	765,352	(193,506)

Cash and cash equivalents at beginning of period	1,188,900	423,548	617,054
Cash and cash equivalents at end of period	$447,816	$1,188,900	$423,548

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$78,898	$57,769	$272,852
Supplemental Disclosures of Non-Cash Financing Activities:
Payment of trade payable with stock	$500,000	$500,000	-
Conversion of loan payable to equity	$-	$2,000,000	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance at March 31, 2005	-	$-	9,769,593	$97,696	$11,432,463	$(13,515,182)	$(1,985,023)

Net Loss	-	-	-	-	-	(1,905,250)	(1,905,250)
Conversion of Insider Loan	-	-	290,689	2,907	206,260		209,167
Warrants related to debenture payment settlement	-	-	-	-	6,000	-	6,000
Employee compensation - stock option	-	-	-	-	13,308	-	13,308
Balance at March 31, 2006	-	-	10,060,282	100,603	11,658,031	(15,420,432)	(3,661,798)

Net Income	-	-	-	-	-	738,588	738,588
Employee compensation-stock option	-	-	-	-	182,369	-	182,369
Exercise of employee stock options	-	-	285,000	2,850	122,350	-	125,200
Director Fees	-	-	39,065	391	12,110	-	12,501
Issuances of common stock	-	-	16,901,852	169,018	5,331,482	-	5,500,500
Balance at March 31, 2007	-	-	27,286,199	272,862	17,306,342	(14,681,844)	2,897,360

Net Income	-	-	-	-	-	1,712	1,712
Employee compensation-stock option	-	-			24,010	-	24,010
Exercise of employee stock options	-	-	147,515	1,475	46,905	-	48,380
Director Fees	-	-	15,162	152	13,950	-	14,102
Issuances of common stock	-	-	4,309,524	43,095	1,039,405	-	1,082,500

Balance at March 31, 2008	-	$-	31,758,400	$317,584	$18,430,612	$(14,680,132)	$4,068,064

The accompanying notes are an integral part of these financial statements

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the "Company," “SMC”, or "The Singing Machine"), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”), and the Singing Machine Holdings Ltd. (a B.V.I. company) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of The Singing Machine Company, Inc. and its wholly-owned subsidiaries: SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), The Singing Machine Holdings Ltd. (a B.V.I. company) and SMC Logistics, Inc., a California company. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

USE OF ESTIMATES The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at March 31, 2008 and March 31, 2007 are $407,376 and $240,682, respectively.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 8.6%, 13.4%, and 7.4% of the gross sales for the twelve months ended March 31, 2008, 2007, and 2006, respectively.

STOCK BASED COMPENSATION

The Company began to apply the provisions of SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), starting on January 1, 2006. SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), for the years ended March 31, 2008, 2007 and 2006, , the stock option expense was $24,010, $182,3969 and $13,307, respectively. Employee stock option compensation expense in fiscal years 2008, 2007 and 2006 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Prior to June 15, 2005, the Company followed Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Reported and pro forma net loss and loss per share based on APB No. 25 for the last fiscal year of transition would have been as follows:

For year ended
March 31, 2006

Net loss, as reported	$(1,905,250)
Less: Total stock-based employee compensation expense determined under fair value based method	(484,103)

Net loss, pro forma	$(2,389,353)

Net loss, per share - basic As reported	$(0.19)
Pro forma	$(0.24)

Net loss, per share - diluted As reported	$(0.19)
Pro forma	$(0.24)

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

•	For the year ended March 31, 2008: expected dividend yield 0%, risk-free interest rate of 3.3%, volatility of 67.41% and expected term of three years.

•	For the year ended March 31, 2007: expected dividend yield 0%, risk-free interest rate of 4.65% to 5.1%, volatility 90.77% and 91.6% and expected term of three years.

•	For the year ended March 31, 2006: expected dividend yield 0%, risk- free interest rate from 4% to 4.86%, volatility from 91% to 104% and expected term of three to five years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2008, 2007 and 2006 was $470,671, $212,362 and $168,739, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the years ended March 31, 2008, 2007 and 2006, these amounts totaled $22,491, $104,218 and $132,282, respectively.

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

INCOME TAXES The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Effective April 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of FIN 48 on our financial position is discussed in Note 13 – Income Taxes.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at March 31, 2008 and March 31, 2007 were $447,816 and $1,188,900, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the statement of operations.

NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

NOTE 4 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2008	2007

Finished Goods	$4,012,969	$2,334,381
Inventory in Transit	-	144,550
Less: Inventory Reserve	(497,985)	(198,848)

Total Inventories	$3,514,984	$2,280,083

Inventory consigned to customers at March 31, 2008 and March 31, 2007 were $372,012 and $418,598, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

The Company executed an agreement with CIT on August 13, 2007 to factor its receivables. CIT assumes the credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company will assume the credit risk (client risk accounts). The factoring fees, for the client risk accounts, are .3% of the gross invoice. For the factor risk accounts, the fees are .55% of the gross invoice. The annual minimum charge is $24,000. The agreement will expire August 2008. After that date, each party will have to give 60 days written notice to terminate the agreement. CIT does not advance funds to the Company directly. On October 26, 2007, the Company entered into a four- party agreement with CIT(“Factor”), Standard Chartered Bank (Hong Kong), Limited (“Lender”) and Starlight Marketing Limited (“Borrower”), a related party. According to the agreement, the Company assigns the proceeds from customers to the Lender, the Lender advances the loans to the Borrower. The Borrower sends the advance to the Company. Both the Borrower and the Company guarantee the repayment of the advance. The maximum amount for the advance is approximately $4.5 million or 85% of the qualified accounts receivable, which ever is higher. As of March 31, 2008 and 2007, the outstanding amount due from the factor was $131,451 and $109,991, respectively. The amounts represent excess of customer payments received by the factor over advances made to the Company.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2008	2007

Computer and office equipment	5 years	$520,182	$440,946
Furniture and fixtures	5-7 years	216,120	220,171
Leasehold improvement	*	156,614	209,004
Molds and tooling	3 years	1,032,970	621,508
		1,925,886	1,491,629

Less: Accumulated depreciation		(1,327,606)	(1,045,119)
		$598,280	$446,510

•	Shorter of remaining term of lease or useful life
Depreciation for fiscal years ended 2008, 2007, and 2006 was $311,273, $556,051, and $688,951, respectively.

NOTE 7 – DUE TO RELATED PARTIES, NET

As of March 31, 2008 we had $616,732 due to related parties. This consists of an interest bearing loan payable of $642,587 to Starlight Marketing Limited, an $18,000 payable to Starlight Marketing Development Limited, and net accounts payable of $38,751 to related parties. These amounts were reduced by a non-interest bearing receivable from Cosmo Communications Corp. for $82,607.

As of March 31, 2007, due to related parties represented accounts payable for inventory purchased from Starlight Marketing Limited.

NOTE 8 - SUBORDINATED DEBT - RELATED PARTIES

These related party loans as of March 31, 2007 were in the amount of $225,000 and were due to a former director and his associate. The loans carried an interest rate of 5.5%. The loans were paid during fiscal year 2008.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On February 27, 2008 the Ninth Circuit Court of Appeals affirmed the dismissal against The Singing Machine Company, Inc. and dismissed all claims against the Company with prejudice. Sybersound has until July 10, 2008 to file a Petition with the United States Supreme Court to appeal that decision. If Sybersound does not elect to file a Petition, the above captioned lawsuit will be concluded.

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the years ended March 31, 2008, 2007 and 2006 was $201,270, $409,608 and $632,586, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2008 are as follows:

	Property Leases	Equipment Leases
For period ending

2009	$556,673	$9,888
2010	714,004	14,875
2011	732,359	-
2012	669,233	-
2013 and beyond	725,936	-
	$3,398,204	$24,763

The above property lease payments are gross payments which are not net of supplemental sublease fees we receive. During fiscal years 2008 and 2007 the Company received fees of approximately $543,000 and $414,000 respectively, for warehousing services provided to affiliated entities out of its California warehouse.

Such fees have been offset against rent expense in the consolidated statements of operations. The affiliated entities are committed to pay fees to the Company of approximately $429,000 during fiscal year 2009.

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

On November 21, 2006 we also entered into a three-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of consumer electronic products based on MGA's BRATZ™ franchise, one of the world's leading toy lines and girls' lifestyle brands, in North America, New Zealand, Chile and Australia. These consumer electronic products include boom boxes, clock radios and portable DVDs. The license agreement contains a minimum guarantee payment term.

Future royalty payments due under license agreements at March 31, 2008 are as follows:

Royalty Payments
For period ending

2009	$242,000
Thereafter
$242,000

AMERICAN STOCK EXCHANGE STATUS

On September 6, 2006, the Company received notice from The American Stock Exchange (the "Amex") that the Company had fallen below the continued listing standards of the Amex and that its listing was being continued pursuant to an extension.

For the fiscal years ended March 31, 2007 and March 31, 2006, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years.

In a letter dated March 28, 2008, the American Stock Exchange reviewed the Company’s fiscal year 2008 financial statements and in light of its performance, determined that Singing Machine has resolved its listing deficiency from September 6, 2006. The Company is fully reinstated as an Amex member in good standing, but will still have to comply with continued listing standards pursuant to Amex Company Guide Section 1009(h).

NOTE 12 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2008, 2007 and 2006, the Company issued the following common stock shares:

2008:

During the year ended March 31, 2008, the Company issued 162,677 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.93 per share pursuant to employee stock option agreements.

On March 12, 2008, the Company issued 952,381 shares of common stock to Arts Electronics for $200,000 ($0.21 per share) as payment for a trade payable.

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

2007:

On October 3, 2006, the Company sold 1,380,000 shares of common stock to Gentle Boss Investments LTD. for $600,300 ($.435 per share).

On October 3, 2006, the Company sold 920,000 shares of common stock to Timemate Industries Limited for $400,200 ($.435 per share).

On September 27, 2006, the Company issued 39,065 shares of common stock to members of the Board of Directors for services provided to the Company for fiscal year 2006, valued at $12,501, which is included in the selling, general, and administrative expenses for the years ended December 31, 2006.

On June 25, 2006, the Company issued 12,875,536 shares of common stock to koncept International Limited, a subsidiary of Starlight for a $3 million investment ($.233 per share).

2006:

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

For the years ended March 31, 2008, 2007 and 2006, common stock equivalents to purchase 2,544,824, 1,973,446 and 1,133,201 shares of stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2008, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of March 31, 2008, the Company had 275,220 options available to be granted under the 2001 Plan. As of March 31, 2008, the Company had 337,500 options available to be granted under the 1994 Plan.

The Company adopted SFAS 123(R) for the reporting periods ending after June 15, 2005 and thereafter has recognized the fair value of the stock option as part of the selling, general and administration expense. Accordingly, no compensation cost has been recognized for options issued under the Plan in periods prior to June 15, 2005. A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,382,890	$1.26	1,300,110	$1.74	1,041,610	$3.67
Granted	120,000	$0.45	943,000	$0.39	841,000	$0.50
Exercised	(147,515)	$0.33	(285,000)	$0.44	-	$0.00
Forfeited	(107,560)	$1.27	(575,220)	$1.34	(582,500)	$3.48
Balance at end of period	1,247,815	$1.25	1,382,890	$1.26	1,300,110	$1.74

Options exercisable at end of period	1,029,296	$1.44	582,307	$2.14	392,161	$3.52

The following table summarizes information about employee stock options outstanding at March 31, 2008:

Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.32-$0.77	1,018,485	5.37	$0.51	811,152	0.50
$1.05-$1.97	116,780	6.02	$1.51	105,594	1.50
$2.04-$5.60	35,550	4.55	$5.04	35,550	5.04
$7.20-$11.09	77,000	4.66	$9.58	77,000	9.58
	1,247,815			1,029,296

Prior to April 1, 2005, in accordance with SFAS No. 123, for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for options issued.

STOCK WARRANTS

As of March 31, 2008, the Company had a total of 2,500,000 stock purchase warrants outstanding. The exercise price of these warrants range from $0.28 to $0.35. The expiration date of these warrants range from July 25, 2009 to July 26, 2010.

NOTE 13 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2008, 2007 and 2006, the Company recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation. As of March 31, 2008, 2007 and 2006, The Singing Machine had net deferred tax assets of approximately $2.5 million, $2.7 million, and $6.4 million, respectively, against which the Company recorded valuation allowances totaling approximately $2.5 million, $2.7 million, and $6.4 million, respectively.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued to clarify the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:
•
Income tax benefits should be recognized when, based on the technical merits of a tax position, the company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•
If a position is determined to be more likely than not of being sustained, the reporting company should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

We adopted FIN on April 1, 2007 and it has had no impact on the financial statements.

In 2007, as a consequence of the ISMC divestiture, and based on the opinion of the Hong Kong tax counsel, as well as “hold harmless” representations from the present shareholders of ISMC, the Company reversed the previously recorded provision of Hong Kong tax of approximately $2,453,000. Such reversal has been presented in the income tax section of the accompanying statements of operations.

The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2008, 2007, and 2006:

	2008	2007	2006

Current:
U.S. Federal	$9,181	$(781,917)	$550,839
Foreign	-	(2,453,576)	(129,090)
State	944	(69,080)	74,870
Deferred	(10,125)	850,997	(496,619)
	$-	$(2,453,576)	$-

The United States and foreign components of income (loss) before income taxes are as follows:

	2008	2007	2006

United States	$27,002	$(2,316,348)	$(1,167,591)
Foreign	(25,290)	601,360	(737,659)
	$1,712	$(1,714,988)	$(1,905,250)

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2008, 2007, and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2008	2007	2006

Expected tax (benefit) expense	$582	$(583,096)	$(647,785)
State income taxes, net of Federal income tax benefit	943	(69,080)	(110,506)
Permanent differences	5,829	5,640	5,550
Deemed Dividend	-	-	1,224,000
Change in valuation allowance	(194,062)	(3,702,790)	(4,019,030)
Tax rate differential on foreign earnings	8,600	(204,462)	121,714
Reversal of provision for foreign income taxes	-	(2,453,576)	-
Other	178,108	4,553,788	3,426,057
Actual (benefit) tax expense	$-	$(2,453,576)	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2008	2007	2006

Deferred tax assets:
Federal net operating loss carryforward	$1,490,139	$2,034,910	$2,325,138
State net operating loss carryforward	518,078	291,285	466,092
Hong Kong net operating loss carryforward	-	-	340,916
AMT credit carryforward	70,090	70,090	70,090
Inventory differences	169,382	66,942	505,452
Hong Kong foreign tax credit	-	-	2,453,576
Allowance for doubtful accounts	41,105	21,021	35,229
Reserve for sales returns	74,056	72,664	63,336
Charitable contributions	60,700	60,700	60,573
Amortization of reorganization intangible	53,652	53,652	53,652
Total deferred tax assets	2,477,202	2,671,264	6,374,054
Deferred tax liability:
Depreciation	-	-	-
Total deferred tax liability	-	-	-
Net deferred tax assets before valuation allowance	2,477,202	2,671,264	6,374,054
Valuation allowance	(2,477,202)	(2,671,264)	(6,374,054)
Net deferred tax assets	$-	$-	$-

At March 31, 2008, the Company has federal tax net operating loss carry forwards in the amount of approximately $4.4 million, which expires beginning in the year 2023. In addition, state tax net operating loss carry forwards in the amount of approximately $6.6 million expires beginning in 2013. The Company is no longer subject to income tax examinations for fiscal years before 2005.

NOTE 14 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary and Hong Kong Subsidiary, until its date of sale. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31,

	2008	2007	2006

North America	$27,085,842	$20,552,962	$22,458,950
Europe	6,314,126	5,793,062	9,655,939
Others	667,904	386,120	190,671
	$34,067,871	$26,732,144	$32,305,560

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2008, 2007, and 2006 totaled $21,674, $39,460 and $39,571, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post employment benefits to retirees.

NOTE 16 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, SUPPLIERS, AND FINANCING

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2008, 65% of accounts receivable were due from three customers in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 31% and 29% at March 31, 2008. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 29% at March 31, 2007. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2008, 2007, and 2006 were 62%, 58% and 56% of total revenues, respectively. Revenues derived from top three customers in 2008, 2007 and 2006 as percentage of the total revenue were 22%, 11% and 11%, 24%, 16% and 10%, and 13%, 12% and 11%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Hong Kong and Macau Subsidiaries aggregated $17.3 million in 2008, $16.2 million in 2007 and $21.9 million in 2006.

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

During fiscal years 2008, 2007, and 2006, manufacturers in the People's Republic of China ("China") accounted for approximately 99%, 98% and 98%; respectively of the Company's total product purchases, including all of the Company's hardware purchases.

The Company is primary relying on one factoring company in the United State to finance its accounts receivable. The loss of the factoring facility might have an adverse effect on its business.

NOTE 17 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2008, 2007, and 2006 are set forth in the following table:

				Basic	Diluted
				Earnings	Earnings
			Net Earnings	(Loss)	(Loss)
	Sales	Gross Profit	(Loss)	Per Share	Per Share
	(In thousands)	(In thousands)	(In thousands)
2008
First quarter	$2,446	$339	$(852)	$(0.03)	$(0.03)
Second quarter	16,108	3,193	1,054	0.04	0.03
Third quarter	13,784	3,747	767	0.03	0.03
Fourth quarter	1,730	400	(967)	(0.03)	(0.03)
Fiscal Year 2008	$34,068	$7,679	$2	$-	$-

2007
First quarter	$1,036	$126	$(1,151)	$(0.11)	$(0.11)
Second quarter	14,299	3,046	806	0.04	0.03
Third quarter	11,018	3,289	2,824	0.11	0.10
Fourth quarter	379	(345)	(1,740)	(0.08)	(0.08)
Fiscal Year 2007	$26,732	$6,116	$739	$0.03	$0.03

2006
First quarter	$2,792	$437	$(1,902)	$(0.19)	$(0.19)
Second quarter	18,532	3,823	926	0.09	0.09
Third quarter	9,877	2,580	(565)	(0.06)	(0.06)
Fourth quarter	1,104	243	(364)	(0.03)	(0.03)
Fiscal Year 2006	$32,305	$7,083	$(1,905)	$(0.19)	$(0.19)

NOTE 18 – GAIN FROM DISPOSAL OF ASSETS

During fiscal 2007, the Company sold its Hong Kong subsidiary to a non-related third party and recognized a gain of $20,078. The Company also recognized a gain of $8,950 from the sale of old tools during 2007.

The buyer of the Hong Kong Subsidiary, See Bright Investments Ltd, also assumed the approximate potential tax liability of $2.4 million. See Income Tax Note 13.

NOTE 19 – RELATED PARTY TRANSACTIONS

INVESTMENT

koncept International Limited, a subsidiary of Starlight International Holding Ltd, invested $3 million in the Company. The investment was approved by the American Stock Exchange on July 25, 2006. Currently, koncept owns 51% of the Company’s outstanding common stock.

TRADE

On May 23, 2008, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo Communications Corp. to provide logistics, fulfillment, and warehousing services for Starlight and Cosmo’s domestic sales. The Agreement is expected to generate approximately $1.1 million dollars for fiscal year 2009.

The Company purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the fiscal year ended March 31, 2008 and 2007 were $5,775,074 and $3,232,694, respectively. In addition, the Company also purchased molds and tooling from Starlight in the amount of $126,282 and $269,700 in fiscals 2008 and 2007, respectively, which are included in Property and Equipment in the accompanying Consolidated Balance Sheets.

On August 1, 2006, the Company entered into a service agreement with Starlight Electronics Co., Ltd, a subsidiary of Starlight International Holding Ltd, to provide shipping and engineering service to the Company at a charge of $25,000 per month. For the fiscal year ended March 31, 2008 and 2007, this service charge was $200,000 per annum and is included in the general and administrative expenses in the accompanying Consolidated Statements of Operations.

In addition, on October 1, 2006 the Company entered into a warehouse services agreement with Starlight Industrial Holding LTD, to provide them with warehousing services at the Company’s California warehouse at a monthly service charge of $26,000. In May 2008, that amount was increased to $39,000 per month. This amount was used to offset the Company’s rent expense for the warehouse and is shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.

FINANCING

On August 3, 2007, the Company entered into a three party Assignment Agreement in which Starlight Marketing Limited, a subsidiary of Starlight International Holding Ltd, provides financing to the Company. In return, the Company has agreed to assign to Starlight its rights to receive all monies from time to time due to it under the Factoring Agreement with CIT Group. On October 26, 2007, the three party Assignment Agreement was replaced by the four party Assignment Agreement, in which, the Standard Charter Bank (Hong Kong) was added as the Lender. (see Note 5). The amount due to Starlight as of March 31, 2008 resulting from the Assignment Agreement is $642,587 of which approximately $138,448 is interest.

SUPPLEMENTAL DATA
SCHEDULE II

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance	Costs and	End of
Description	Period	Expenses	for Write off	Expenses	Period

Year ended March 31, 2008
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$61,824	$112,390	$(53,315)	$-	$120,899
Deferred tax valuation allowance	$2,671,264	$123,910	$-	$(317,972)	$2,477,202
Inventory reserve	$198,848	$382,048	$-	$(82,911)	$497,985

Year ended March 31, 2007
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$103,615	$40,082	$(26,973)	$(54,900)	$61,824
Deferred tax valuation allowance	$6,374,053	$-	$-	$(3,702,789)	$2,671,264
Inventory reserve	$1,096,123	$121,969	$(747,505)	$(271,739)	$198,848

Year ended March 31, 2006
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$117,805	$561,271	$(575,460)	$-	$103,615
Deferred tax valuation allowance	$10,393,084	$-	$-	$(4,019,031)	$6,374,053
Inventory reserve	$1,668,430	$83,099	$(516,742)	$(138,664)	$1,096,123