Form 10-Q
period 2008-06-30
SINGING MACHINE CO INC
filed 2008-08-19
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	32,698,876 as of August 4, 2008

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2008(Unaudited) and March 31, 2008	3

	Consolidated Statements of Operations - Three Months Ended June 30, 2008 and 2007(Unaudited)	4

	Consolidated Statements of Cash Flows - Three Months Ended June 30, 2008 and 2007 (Unaudited)	5

	Notes to Consolidated Financial Statements-June 30, 2008 (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	17-22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$461,150	$447,816
Accounts receivable, net of allowances of $37,827 and $120,899, respectively	1,084,955	1,961,721
Due from factor	75,409	131,451
Inventories,net	5,035,224	3,514,984
Prepaid expenses and other current assets	488,219	412,552
Total Current Assets	7,144,957	6,468,524

Property and Equipment, net	773,888	598,280
Other Non-Current Assets	175,109	169,362
Total Assets	$8,093,954	$7,236,166

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$3,289,964	$1,145,150
Due to related parties - net	599,680	616,732
Accrued expenses	350,248	409,415
Customer credits on account	573,659	778,993
Deferred gross profit on estimated returns	60,760	217,812
Total Current Liabilities	4,874,311	3,168,102

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;32,698,876 and 31,758,400 shares issued and outstanding	326,989	317,584
Additional paid-in capital	18,622,347	18,430,612
Accumulated deficit	(15,729,693)	(14,680,132)
Total Shareholders' Equity	3,219,643	4,068,064
Total Liabilities and Shareholders' Equity	$8,093,954	$7,236,166

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended
	June 30, 2008	June 30, 2007

Net Sales	$1,770,346	$2,446,100

Cost of Goods Sold	1,567,697	2,106,748

Gross Profit	202,649	339,352

Operating Expenses
Selling expenses	221,534	163,905
General and administrative expenses	922,199	960,277
Depreciation and amortization	101,161	62,197
Total Operating Expenses	1,244,894	1,186,379

Loss from Operations	(1,042,245)	(847,027)

Other Expenses
Interest expense	(7,316)	(5,289)

Net Loss	$(1,049,561)	$(852,316)

Loss per Common Share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Weighted Average Common and Common Equivalent Shares:
Basic	31,990,298	29,413,957
Diluted	31,990,298	29,413,957

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities
Net Loss	$(1,049,561)	$(852,316)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	101,161	62,197
Change in inventory reserve	9,267	(14,267)
Change in allowance for bad debts	(83,072)	(18,684)
Stock compensation	3,640	20,891
Deferred gross profit on estimated sales returns	(157,052)	(160,473)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	959,838	(463,435)
Inventories	(1,529,507)	(224,361)
Prepaid expenses and other current assets	(75,667)	(21,885)
Other non-current assets	(5,747)	-
Increase (Decrease) in:
Accounts payable	2,144,814	484,692
Accrued expenses	(59,167)	(52,123)
Customer credits on account	(205,334)	56,384
Net cash provided by (used in) operating activities	53,613	(1,183,380)
Cash flows from investing activities
Purchase of property and equipment	(276,769)	(31,434)
Net cash used in investing activities	(276,769)	(31,434)
Cash flows from financing activities
Borrowings from (retention by) factor, net	56,042	(340,898)
Proceeds from issuance of stock	-	614,381
Net loan proceeds from (repayment to) related parties	180,448	755,502
Net cash provided by financing activities	236,490	1,028,985
Change in cash and cash equivalents	13,334	(185,829)

Cash and cash equivalents at beginning of period	447,816	1,188,900
Cash and cash equivalents at end of period	$461,150	$1,003,071

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$7,316	$5,341
Supplemental Disclosures of Non-Cash Financing Activities:
Payment of trade payable with stock	$197,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the "Company," “SMC”, "The Singing Machine", “We” or “Us”), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”), SMC-Music, Inc.(“SMC-M”), and Singing Machine Holdings Ltd. (a B.V.I. company) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers.

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

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of The Singing Machine Company, Inc., its wholly-owned Macau Subsidiary, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”), SMC-Music, Inc. (“SMC-M”), and The Singing Machine Holdings Ltd. (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at June 30, 2008 and March 31, 2008 are $426,288 and $407,376, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of Share-Based Payments ("SFAS 123 (R)"), starting on January 1, 2006. SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $3,640 (included in selling, general and administrative expenses) for the three months ended June 30, 2008 associated with the expensing of stock options. For the three months ended June 30, 2007, the stock option expense was $6,790. Employee stock option compensation expense in fiscal years 2008 and 2007 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended June 30, 2008, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the three months ended June 30, 2008: expected dividend yield 0%, risk-free interest rate of 1.55%, volatility of 67.41% and expected term of one year.

•	For the three months ended June 30, 2007: expected dividend yield 0%, risk-free interest rate of 4.92%, volatility of 90.77% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2008 and 2007 was $40,160 and $60,244, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended June 30, 2008 and 2007, these amounts totaled $1,949 and $1,090, respectively.

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

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, due from factors, accounts payable, customer credits on account, and accrued expenses approximates fair value due to the relatively short period to maturity for these instruments.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2- RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

NOTE 3- INCOME TAXES

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

As of June 30, 2008 and March 31, 2008, The Singing Machine had gross deferred tax assets of approximately $2.9 million and $2.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $2.9 million and $2.5 million, respectively.

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:
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

The adoption of FIN 48 had no impact on these financial statements.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

Finished Goods	$4,526,297	$4,012,969
Inventory in Transit	1,086,962	-
Less: Inventory Reserve	(578,035)	(497,985)

Net Inventories	$5,035,224	$3,514,984

Inventory consigned to customers at June 30, 2008 and March 31, 2008 were $376,257 and $372,012, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

The Company executed an agreement with CIT on August 13, 2007 to factor its receivables. CIT assumes the credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company will assume the credit risk (client risk accounts). The factoring fees, for the client risk accounts, are .3% of the gross invoice. For the factor risk accounts, the fees are .55% of the gross invoice. The annual minimum charge is $24,000. CIT does not advance funds to the Company directly. On October 26, 2007, the Company entered into a four- party agreement with CIT(“Factor”), Standard Chartered Bank (Hong Kong), Limited (“Lender”) and Starlight Marketing Limited (“Borrower”), a related party. According to the agreement, the Company assigns the proceeds from customers to the Lender, the Lender advances the loans to the Borrower. The Borrower sends the advance to the Company. Both the Borrower and the Company guarantee the repayment of the advance. The maximum amount for the advance is approximately $4.5 million or 85% of the qualified accounts receivable, which ever is higher. As of June 30, 2008 and March 31, 2008 the outstanding amount due from the factor was $75,409 and $131,451, respectively. The amounts represent excess of customer payments received by the factor over advances made to the Company. The factoring agreement with CIT will expire August 2008. After that date, each party will have to give 60 days written notice to terminate the agreement.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

		June 30,	March 31,
	LIFE	2008	2008
		(unaudited)

Computer and office equipment	5 years	$584,045	$520,182
Furniture and fixtures	5-7 years	219,415	216,120
Leasehold improvements	*	162,114	156,614
Molds and tooling	3 years	1,237,081	1,032,970
		2,202,655	1,925,886

Less: Accumulated depreciation		(1,428,767)	(1,327,606)
		$773,888	$598,280

* Shorter of remaining term of lease or useful life

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

On February 27, 2008 the Ninth Circuit Court of Appeals affirmed the dismissal against The Singing Machine Company, Inc. and dismissed all claims against the Company with prejudice. Sybersound had until July 10, 2008 to file a Petition with the United States Supreme Court to appeal that decision. Presently, Sybersound has not filed any such Petition with the United States Supreme Court. Due to Sybersound’s failure to file a timely Petition, the above lawsuit is considered concluded.

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

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service notified the Company of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003 for International SMC (HK) Limited “ISMC (HK)”, a former subsidiary. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125. ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”). The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters. Management believes this matter is in the initial discovery stages and is too preliminary to determine whether this would have an impact on the Company’s financial statements.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the three months ended June 30, 2008 and 2007 was $141,421 and $59,602 respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2008 are as follows:

	Property Leases	Equipment Leases
For period ending

2009	$635,561	$9,988
2010	856,466	12,375
2011	647,205	-
2012	649,080	-
2013 and beyond	725,936	-
	$3,514,248	$22,363

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2008 and 2007, the Company issued 940,476 and 2,612,677 shares of its common stock, respectively.

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling.

During the three months ended June 30 2007, the Company issued 112,677 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.93 per share pursuant to employee stock option agreements.

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

For the three months ended June 30, 2008 and 2007, common stock equivalents to purchase 3,425,215 and 3,538,858 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2008, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of June 30, 2008, the Company granted 1,352,180 options under the Year 2001 Plan with 919,665 options still outstanding, leaving 597,820 options available to be granted. As of June 30, 2008, the Company has 5,550 options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

The exercise price of employee common stock option issuances in the quarters ended June 30, 2008 and 2007 were equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in the years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the general and administration expenses.

STOCK WARRANTS

As of June 30, 2008, the Company had a total of 2,500,000 stock purchase warrants outstanding. The exercise price of these warrants range from $0.28 to $0.35. The expiration date of these warrants range from July 25, 2009 to July 26, 2010.

NOTE 10 - GEOGRAPHICAL INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States for the three months ended June 30, 2008 and 2007 were made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2008	2007
North America	$1,228,648	$1,358,845
Australia	405,537	69,200
Europe	135,139	789,420
Others	1,022	228,635
	$1,770,346	$2,446,100

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 11 – DUE TO RELATED PARTIES, NET

As of June 30, 2008 we had $599,680 due to related parties. This consists of an interest bearing loan payable of $365,249 to Starlight Marketing Limited and $234,431 in trade payables and expenses due to Starlight affiliates.

NOTE 12 – RELATED PARTY TRANSACTIONS

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling.

On May 23, 2008, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo Communications (USA) Corporation to provide logistics, fulfillment, and warehousing services for Starlight and Cosmo’s domestic sales. The Agreement is expected to generate approximately $1.1 million dollars in revenue for fiscal year 2009.

The Company purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the three month period ended June 30, 2008 and 2007 were $333,268 and $613,080, respectively. In addition, the Company also purchased molds and tooling from Starlight in the amount of $197,500 and $269,700 in fiscals 2008 and 2007, respectively, which are included in Property and Equipment in the accompanying Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part II, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and its subsidiaries (the "Singing Machine," "we," “us” or "ours") are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, musical recordings and Bratz licensed electronic products. The Company’s products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

Our products are sold throughout North America and Europe, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Best Buy, Costco, Kohl's, J.C. Penney, Radio Shack, Wal-Mart and Sam's Club. Our Bratz products are sold in Toys R Us and Meijers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2008 and 2007.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For three months ended
	June 30, 2008	June 30, 2007

Net Sales	100.0%	100.0%

Cost of Goods Sold	88.6%	86.1%

Gross Profit	11.4%	13.9%

Operating Expenses
Selling expenses	12.5%	6.7%
General and administrative expenses	52.1%	39.3%
Depreciation and amortization	5.7%	2.5%

Total Operating Expenses	70.3%	48.5%

Income from Operations	-58.9%	-34.6%

Other Income (Expenses)
Interest expense	-0.4%	-0.2%

Net Income	-59.3%	-34.8%

QUARTER ENDED JUNE 30, 2008 COMPARED TO THE QUARTER ENDED JUNE 30, 2007

NET SALES

Net sales for the quarter ended June 30, 2008 decreased to $1,770,346 from $2,446,100, a decrease of $675,754 as compared to the same period ended June 30, 2007. This decrease can be primarily attributed to delayed shipments from Asia which caused us to miss recording sales in the first quarter. Additionally we experienced lower sales of Bratz products of approximately $330,000. Additionally there was a decrease of sales to international customers (excluding Bratz products) of approximately $530,000 offset by an increase to North American customers of approximately $254,000.

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2008 decreased to $202,649 from $339,352, a decrease of $136,703 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended June 30, 2008 decreased to 11.4% from 13.9% for the same period in 2007. The decrease of gross profit as a percentage of revenues was primarily due lower gross profit margins from International shipments of Bratz products compared to the same period last year. We also recognized additional expense associated with repair of defective goods compared to the same period in the prior year.

OPERATING EXPENSES

For the quarter ended June 30, 2008, total operating expenses increased to $1,244,894. This represents an increase of $58,515 over last year’s same quarter ended total operating expenses of $1,186,379. This increase was primarily due to an increase in selling expenses from increased freight charges as well as increased depreciation on tools purchased during these periods. Our general and administration expenses decreased $38,078 from $960,277 to $922,199.

Factors contributing to the increase of operating expenses are as follows:

1) Selling expenses increased $57,629 which was primarily due to an increase in freight charges. Also, there was a reduction in royalties associated with the decrease in sales of licensed products.

2) General and administrative expenses decreased $38,078 which was primarily due to the reduction of consulting expenses from the same period of the prior year.

3) Depreciation expense increased $38,964 due to the depreciation of tools and a new business system purchased during the past year.

LOSS FROM OPERATION

Loss from operations increased $195,218 this quarter, from $847,027 to $1,042,245. This increase was primarily due to the decrease in net sales from the same period in the prior year.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) increased to $7,316 from $5,289 for the same period a year ago. The increase of interest expenses was primarily due to the increase of our United States domestic business compared to the same period in 2007.

INCOME TAXES

For the three months ended June 30, 2008 and 2007, we did not record a tax provision because we incurred losses during these periods.

NET LOSS

For the three months ended June, 2008 net loss increased to $1,049,561 from $852,316 for the same period a year ago. This increase was primarily due to the decrease in net sales from the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, Singing Machine had cash on hand of $461,150 as compared to cash on hand of $1,003,071 as of June 30, 2007. We had working capital of $2,270,646 as of June 30, 2008.

Net cash provided by operating activities was $55,122 for the three months ended June 30, 2008, as compared to $1,183,380 used by operating activities the same period a year ago. The increase of net cash provided was a result of the following factors: increase of accounts payable to Hong Kong suppliers and decreased accounts receivable due to decreased sales. These increases to cash provided from operations were offset by an increase in inventory in preparation for the upcoming season.

Net cash used by investing activities for the three months ended June 30, 2008 was $278,278 as compared to $31,434 provided by investing activities for the same period ended a year ago. This increase was caused primarily by the purchase of additional tools this quarter.

Net cash provided by financing activities was $236,490 for the three months ended June 30, 2008, as compared to $1,028,985 for the same period ended a year ago. There were no warrants or options exercised during the three months ended June 30, 2008 compared to the same period in 2007 when we recognized proceeds of $614,381 from the exercise of stock options and 2,500,000 warrants exercised by Starlight. These proceeds were offset by an increase in related party loans and a decrease in amounts due from factors.

As of June 30, 2008, our unrestricted cash on hand was $461,150. Our average monthly general and administrative expenses are approximately $300,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Raising additional working capital;
•	Collecting our existing accounts receivable;
•	Selling existing inventory;
•	Vendor financing;
•	Borrowing from factoring bank;
•	Short term loans from our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related parties.

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

Our commitments for debt and other contractual obligations as of June 30, 2008 are summarized as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Property Leases	$3,514,248	$635,561	$2,152,751	$725,936	$-
Equipment Leases	22,263	9,888	12,375	-	-
Licensing Agreement	242,000	242,000	-	-	-
Loan Payable-Related Party	599,680	599,680	-	-	-

Total	$4,378,191	$1,487,129	$2,165,126	$725,936	$-

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate returns and maintain the appropriate level of inventory. We believe that we have proper return reserves to cover potential returns based on historical return ratios and information available from the customers.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our fiscal second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 87.8% and 94% of net sales in fiscal 2008 and 2007, respectively.

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

INFLATION

Inflation has not had a significant impact on The Singing Machine's operations. The Singing Machine generally has adjusted its prices to track changes in the Consumer Price Index since prices charged by Singing Machine are generally not fixed by long-term contracts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2008, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As of June 30, 2008, our exposure to market risk resulting from changes in interest rates is immaterial.

FOREIGN CURRENCY RISK

We have a wholly-owned subsidiary in Macau. Sales by this operation made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Macau operating expenses are typically denominated in either Hong Kong dollars or the Macau currency (“MOP”), thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar, U.S. dollar or MOP exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot be assured that this approach will be successful, especially in the event of a significant and sudden change in the value of the MOP or Hong Kong dollar.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE MARKET PRICE OF OUR STOCK

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE ENTERED INTO AN AGREEMENT WITH THE STARLIGHT GROUP TO MANAGE THEIR LOGISTICS AND FULFILLMENT SERVICES IN THE UNITED STATES. IF WE ARE UNABLE TO PERFORM UNDER THIS AGREEMENT, IT COULD NEGATIVELY IMPACT OUR REVENUES AND CASH FLOW.

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

THE MUSIC INDUSTRY HAS BEEN EXPERIENCING A CONTINUED DECLINE OF COMPACT DISC (CD) SALES. OUR KARAOKE CD SALES COULD DECLINE FURTHER IN THE FUTURE.

Due to the expansion of the music download business, the sales of Compact Discs (CD) have been declining in recent years. Our karaoke CD sales have been declining since 2004 and may continue to decline in the future. Music revenue accounts for less than 1% of our total revenues for the three months ended June 30, 2008.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the year ended March 31, 2008 and year ended March 31, 2007 were approximately 62% and 57%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

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

We are relying on an exclusive distributor to distribute our music products in fiscal 2009. If the distribution agreement is terminated, our music revenues might decrease as well as our profitability.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of June 30, 2008 we had $5 million in inventory on hand, as compared to $2.5 million in inventory at June 30, 2007. It is important that we sell this inventory during fiscal 2009, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT A COMPETITIVE MARKET.

Over the past year, our gross profit margins have generally decreased due to the competition except for fiscal 2005 when we had developed several new models, which were in demand and yielded higher profit margins. We expect that our gross profit margin might decrease under downward pressure in fiscal 2009 because of currency fluctuations, increasing labor costs and the increasing cost of petroleum based raw materials and services which are affecting the entire market segment.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during our second quarter ending September 30 and third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 87.0% and 94.0% of net sales in fiscal 2008 and 2007 respectively.

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

We are using eight factories in the People's Republic of China to manufacture our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2009. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through June 30, 2008, our common stock has traded between a high of $1.60 and a low of $0.20. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of June 30, 2008, investors held a short position of approximately 30,200 shares of our common stock which represented 0.1% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

On September 6, 2006, we received notice from The American Stock Exchange (the "Amex") that we had fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension. Specifically, for the fiscal years ended March 31, 2007 and March 31, 2006, we were not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years. We were successful in exercising a turnaround plan and on March 28, 2008, received a notice from Amex stating that the Singing Machine had resolved the aforementioned listing deficiency and was restored to its full listing status. Amex has fully re-listed us as a member in good-standing; however we still need to remain in compliance with Amex Company Guide Section 1009(h). If we fail to remain in good standing, there is still a possibility of delisting. If our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sales of our common stock or securities.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of June 30, 2008, there were outstanding stock options to purchase an aggregate of 925,215 shares of common stock at exercise prices ranging from $0.32 to $9.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $.75 per share. As of June 30, 2007, there were outstanding and immediately exercisable options to purchase an aggregate of 1,240,375. There were outstanding stock warrants to purchase 2,500,000 shares of common stock at exercise prices ranging from $.28 to $.35 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.315 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of August 4, 2008 there were 32,698,876 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of June 30, 2008 we had 32,698,876 shares of common stock issued and outstanding and an aggregate of 3,425,215 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 64,732,757 shares of common stock.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR   COMMON STOCK MAY BE ADVERSELY AFFECTED.

Our internal controls over financial reporting have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our management’s assessment of internal controls over financial reporting has identified weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of our management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Anton Handal, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Carol Lau, Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

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

THE SINGING MACHINE COMPANY, INC.

Date: August 19, 2008	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer