Form 10-Q
period 2008-09-30
SINGING MACHINE CO INC
filed 2008-11-14
CIK 923601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 2008


                                    0 - 24968
                             Commission File Number


                        THE SINGING MACHINE COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                             95-3795478
 ----------------------                                -----------------------
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

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            CLASS                              NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value                32,698,876 as of November 5, 2008

               THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES


                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2008(Unaudited)
         and March 31, 2008                                                 3

         Consolidated Statements of Operations - Three months and six months ended September 30, 2008 and 2007(Unaudited) 4

         Consolidated Statements of Cash Flows - Six months
         ended September 30, 2008 and 2007 (Unaudited)                      5

         Notes to Consolidated Financial Statements-
         September 30, 2008 (Unaudited)                                    6-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13-17

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        17-18

Item 4.  Controls and Procedures                                           18

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 1A. Risk Factors                                                     18-24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 3.  Defaults Upon Senior Securities                                   24

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 5.  Other Information                                                 24

Item 6.  Exhibits                                                          24

SIGNATURES                                                                 25

                       The Singing Machine Company, Inc. and Subsidiaries
                                  CONSOLIDATED BALANCE SHEETS

                                                            September 30, 2008    March 31, 2008
                                                             ---------------      --------------
                                                               (Unaudited)          (Audited)
                           Assets
                           ------
Current Assets
  Cash                                                      $       980,067      $      447,816
  Accounts receivable, net of allowances of $80,811 and
   $120,899, respectively                                         7,951,755           1,961,721
  Due from factor                                                   128,669             131,451
  Inventories, net                                                9,901,213           3,514,984
  Prepaid expenses and other current assets                         512,725             412,552
                                                             ---------------      --------------
         Total Current Assets                                    19,474,429           6,468,524

Property and Equipment, net                                         794,913             598,280
Other Non-Current Assets                                            178,320             169,362
                                                             ---------------      --------------
       Total Assets                                         $    20,447,662      $    7,236,166
                                                             ===============      ==============

            Liabilities and Shareholders' Equity
            ------------------------------------
Current Liabilities
  Accounts payable                                          $     9,090,702      $    1,145,150
  Due to related parties - net                                    6,345,516             616,732
  Accrued expenses                                                  590,557             409,415
  Short-term loan - bank                                            153,845                   -
  Current portion of long-term financing obligation                  18,186                   -
  Customer credits on account                                       673,292             778,993
  Deferred gross profit on estimated returns                        216,269             217,812
                                                             ---------------      --------------
          Total Current Liabilities                              17,088,367           3,168,102

Long-term Financing Obligation, less current portion                 33,342                   -
                                                             ---------------      --------------
          Total Liabilities                                      17,121,709           3,168,102
                                                             ---------------      --------------

Shareholders' Equity
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, no
    shares issued and outstanding                                         -                   -
  Common stock, Class A, $.01 par value; 100,000 shares
    authorized; no shares issued and outstanding                          -                   -
  Common stock, $0.01 par value; 100,000,000 shares authorized;
  32,698,876 and 31,758,400 shares issued and outstanding           326,989             317,584
  Additional paid-in capital                                     18,625,987          18,430,612
  Accumulated deficit                                           (15,627,023)        (14,680,132)
                                                             ---------------      --------------
          Total Shareholders' Equity                              3,325,953           4,068,064
                                                             ---------------      --------------
          Total Liabilities and Shareholders' Equity        $    20,447,662      $    7,236,166
                                                             ===============      ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                 The Singing Machine Company, Inc. and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                               For Three Months Ended                   For Six Months Ended
                                        ------------------------------------    ------------------------------------
                                         September 30,       September 30,       September 30,       September 30,
                                              2008                2007                2008                2007
                                        ----------------    ----------------    ----------------    ----------------

Net Sales                               $    12,616,396     $    16,107,967     $    14,386,742     $    18,554,067

Cost of Goods Sold                           10,595,445          12,915,137          12,163,142          15,021,885
                                        ----------------    ----------------    ----------------    ----------------

Gross Profit                                  2,020,951           3,192,830           2,223,600           3,532,182
                                        ----------------    ----------------    ----------------    ----------------

Operating Expenses
   Selling expenses                             792,542             924,763           1,014,076           1,088,668
   General and administrative expenses          996,556           1,132,294           1,918,755           2,092,571
   Depreciation and amortization                103,499              61,989             204,660             124,186
                                        ----------------    ----------------    ----------------    ----------------
Total Operating Expenses                      1,892,597           2,119,046           3,137,491           3,305,425
                                        ----------------    ----------------    ----------------    ----------------

Income (Loss) from Operations                   128,354           1,073,784            (913,891)            226,757

Other Expenses
   Interest expense                             (25,684)            (19,661)            (33,000)            (24,950)
                                        ----------------    ----------------    ----------------    ----------------


Net Income (Loss)                       $       102,670     $     1,054,123     $      (946,891)    $       201,807
                                        ================    ================    ================    ================

Income (Loss) per Common Share
   Basic                                $          0.00     $          0.04     $         (0.03)    $          0.01
   Diluted                              $          0.00     $          0.03     $         (0.03)    $          0.01

Weighted Average Common and Common
   Equivalent Shares:
   Basic                                     32,698,876          29,937,618          32,227,250          29,677,218
   Diluted                                   32,698,876          30,290,381          32,227,250          30,029,981

              The accompanying notes are an integral part of these consolidated financial statements.

                            The Singing Machine Company, Inc. and Subsidiaries
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                              For Six Months Ended
                                                                       -----------------------------------
                                                                       September 30,       September 30,
                                                                             2008               2007
                                                                       -----------------------------------

Cash flows from operating activities
  Net (Loss) Income                                                   $      (946,891)   $        201,807
  Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used in) operating activities:
     Depreciation and amortization                                            204,660             124,186
     Change in inventory reserve                                              (15,745)            (19,748)
     Change in allowance for bad debts                                        (40,088)             60,607
     Stock compensation                                                         7,280              20,891
     Deferred gross profit on estimated sales returns                          (1,543)             14,960
  Changes in assets and liabilities:
    (Increase) Decrease in:
     Accounts receivable                                                   (5,949,946)        (11,728,247)
     Inventories                                                           (6,370,484)         (3,097,409)
     Prepaid expenses and other current assets                               (100,173)             88,575
     Other non-current assets                                                  (8,958)             (1,411)
  Increase (Decrease) in:
     Accounts payable                                                       7,945,552           8,646,427
     Accounts payable - related party                                       5,473,963           3,728,294
     Accrued expenses                                                         181,142              81,377
     Customer credits on account                                             (105,701)            (98,250)
                                                                       ---------------    ----------------
          Net cash provided by (used in) operating activities                 273,068          (1,977,941)
                                                                       ---------------    ----------------
Cash flows from investing activities
  Purchase of property and equipment                                         (401,293)           (170,308)
                                                                       ---------------    ----------------
          Net cash used in investing activities                              (401,293)           (170,308)
                                                                       ---------------    ----------------
Cash flows from financing activities
  Borrowings from (retention by) factor, net                                    2,782            (239,669)
  Proceeds from issuance of stock                                                   -             937,671
  Net loan proceeds from short-term bank obligation                           153,845                   -
  Net proceeds from long-term financing obligation                             51,528                   -
  Net advances from related parties                                           452,321           1,929,779
                                                                       ---------------    ----------------
          Net cash provided by financing activities                           660,476           2,627,781
                                                                       ---------------    ----------------
Change in cash and cash equivalents                                           532,251             479,532

Cash and cash equivalents at beginning of period                              447,816           1,188,900
                                                                       ---------------    ----------------
Cash and cash equivalents at end of period                            $       980,067    $      1,668,432
                                                                       ===============    ================

Supplemental Disclosures of Cash Flow Information:
                                                                       ---------------    ----------------
  Cash paid for Interest                                              $        33,000    $         24,950
                                                                       ===============    ================
Non-Cash Financing Activities:
                                                                       ---------------    ----------------
  Conversion of trade payable to equity                               $       197,500    $        300,000
                                                                       ===============    ================

         The accompanying notes are an integral part of these consolidated financial statements.

                THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2008


NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the "Company," "SMC", "The Singing Machine", "We" or "Us"), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada ("Macau Subsidiary"), SMC Logistics, Inc. ("SMC-L"), SMC-Music, Inc.("SMC-M"), and Singing Machine Holdings Ltd. (a B.V.I. company) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers.

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

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of The Singing Machine Company, Inc., SMC (Comercial Offshore De Macau) Limitada ("Macau Subsidiary"), SMC Logistics, Inc. ("SMC-L"), SMC-Music, Inc. ("SMC-M"), and The Singing Machine Holdings Ltd. (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months and six months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

USE OF ESTIMATES. The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, inventory reserves, warranty reserves, and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. Such financial statements are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions and translations were not material during the periods presented.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. Such balances are not insured. The uninsured amounts at September 30, 2008 and March 31, 2008 are $638,086 and $407,376, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the  provisions of  Share-Based  Payments  ("SFAS 123
(R)"), starting on January 1, 2006. SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $3,640 (included in selling, general and administrative expenses) for the three months ended September 30, 2008 associated with the expensing of stock options. For the three and six months ended September 30, 2008, the stock option expense was $3,640 and $7,280, respectively. Employee stock option compensation expense in fiscal years 2008 and 2007 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended September 30, 2008, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

     o For the six months ended September 30, 2008: expected dividend yield 0%, risk-free interest rate of 1.55%, volatility of 67.41% and expected term of one year.

     o For the six months ended September 30, 2007: expected dividend yield 0%, risk-free interest rate of 4.92%, volatility of 90.77% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company's products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the six months ended September 30, 2008 and 2007 was $200,041 and $195,371, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended September 30, 2008 and 2007, these amounts totaled $4,705 and $1,090, respectively.

For the six months ended September 30, 2008 and 2007, these amounts totaled $6,654 and $7,975, respectively.

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

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, due from factors, accounts payable, customer credits on account, accrued expenses and loans payable to related parties approximates fair value due to the relatively short period to maturity for these instruments.

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

As of September 30, 2008 and March 31, 2008, The Singing Machine had gross deferred tax assets of approximately $2.4 million and $2.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $2.4 million and $2.5 million, respectively.

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits' realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized: o Income tax benefits should be recognized when, based on the technical merits of a tax position, the company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and o If a position is determined to be more likely than not of being sustained, the reporting company should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

The adoption of FIN 48 had no impact on these financial statements.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

                               September 30,              March 31,
                                   2008                     2008
                             -----------------         ----------------

Finished Goods               $       5,233,520         $      4,012,969
Inventory in Transit                 5,261,351                        -
   Less: Inventory Reserve            (593,658)                (497,985)
                             -----------------         ----------------

Net Inventories              $       9,901,213         $      3,514,984
                             =================         ================


Inventory consigned to customers at September 30, 2008 and March 31, 2008 were $382,885 and $372,012, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

The Company executed an agreement with CIT on August 13, 2007 to factor its receivables. CIT assumes the credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company will assume the credit risk (client risk accounts). The factoring fees, for the client risk accounts, are ..3% of the gross invoice. For the factor risk accounts, the fees are .55% of the gross invoice. The annual minimum charge is $24,000. CIT does not advance funds to the Company directly. On October 26, 2007, the Company entered into a four-party agreement with CIT("Factor"), Standard Chartered Bank (Hong Kong), Limited ("Lender") and Starlight Marketing Limited ("Borrower"), a related party. According to the agreement, the Company assigns the proceeds from customers to the Lender, the Lender advances the loans to the Borrower. The Borrower sends the advance to the Company. Both the Borrower and the Company guarantee the repayment of the advance. The maximum amount for the advance is approximately $4.5 million or 85% of the qualified accounts receivable, which ever is higher. As of September 30, 2008 and March 31, 2008 the outstanding amount due from the factor was $128,669 and $131,451, respectively. The amounts represent excess of customer payments received by the factor over advances made to the Company. The factoring agreement with CIT expired in August 2008 and the Company gave 60 days written notice to terminate the agreement.

On August 28, 2008, the Company executed a three-party Banking Facility agreement between the Company's wholly owned subsidiary SMC (Commercial Offshore De Macau) Limitada ("Borrower"), DBS Bank (Hong Kong) Limited ("Lender") and
BB&T ("Factor"). According to the agreement, BB&T will serve as the correspondent factor for the Lender and does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower. The maximum amount for the advance is approximately $7.0 million or 80% of the qualified accounts receivable, which ever is higher. The Factor assumes credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company will assume the credit risk (client risk accounts). The factoring fees will be .45% of the gross invoice for both client risk and factor risk accounts. This agreement is effective October 16, 2008 and replaces the previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong
Kong), Limited and CIT.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                                        September 30,       March 31,
                                           LIFE              2008               2008
                                        ----------     ------------------------------------
                                                         (unaudited)

Computer and office and warehouse        5 years
 equipment                                             $       701,184    $        520,182
Furniture and fixtures                  5-7 years              219,415             216,120
Leasehold improvements                      *                  162,114             156,614
Molds and tooling                        3 years             1,244,465           1,032,970
                                                       ------------------------------------
                                                             2,327,178           1,925,886

Less: Accumulated depreciation                              (1,532,265)         (1,327,606)
                                                       ------------------------------------
                                                       $       794,913    $        598,280
                                                       ====================================

* Shorter of remaining term of lease or useful life

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 - FINANCING

On February 12, 2008 SMC (Comercial Offshore De Macau) Limitada ("Macau Subsidiary") entered into a Banking Facilities agreement with Heng Seng Bank Limited ("Bank"). Under the terms of the agreement, the Macau Subsidiary has access to $5,100,000 in total facilities including $500,000 for payment of goods financed under the bank's letters of credit, $3,000,000 for negotiation of discrepant documents presented under export letters of credit and a factoring facility to a maximum of $1,600,000. Interest on open balances is due and payable monthly at a rate of 2% per annum above LIBOR (London Interbank Offered
Rate). The note is secured by a promissory note from the Macau Subsidiary of $5.8 million and an unlimited written guarantee from the Company. The amount due to the Bank as of September 30, 2008 and March 31, 2007 were $153,845 and $0 respectively.

On July 16, 2008 SMC Logistics, Inc. ("SMC-L") entered into a financing arrangement with Westover Financial, Inc. for the purchase of four forklifts for the California logistics operations. The terms of the agreement required an initial payment of $18,691 and 36 monthly payments of $1,516. On September 30, 2008 the remaining amount due on this obligation was $51,528 of which $18,186 was due within the next twelve months and the remaining $33,342 due after one year.

On August 28, 2008, the Company executed a three-party Banking Facility agreement between the Company's wholly owned subsidiary SMC (Commercial Offshore De Macau) Limitada ("Borrower"), DBS Bank (Hong Kong) Limited ("Lender") and BB&T ("Factor"). The agreement provides for credit facilities to a maximum of $13.0 million consisting of the following:

     o    Maximum of $7.0 million on 80% of qualified accounts receivable.
     o Maximum letter of credit facility of $4.0 million for accounts payable financing.
     o Maximum $2.0 million negotiation of export bills under letter of credit.

Interest on letter of credit facilities and discounting charges on accounts receivable advances will be charged at a rate of 1.5% per annum over LIBOR (London Interbank Offered Rate). The credit facility is secured with corporate guarantees from the Company as well as a $2.0 million guarantee from Starlight International Holdings Limited, a related party. BB&T will serve as the correspondent factor for the Lender for the Company's qualified North American accounts receivable. BB&T does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower. The factoring fees will be .45% of the gross invoice for all factored accounts. This agreement is effective October 16, 2008 and replaces the previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT. There were no outstanding obligations on these credit facilities as of September 30, 2008 and March 31, 2008.

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

In September 2005, the defendants, including The Singing Machine Company, Inc., filed multiple motions to dismiss the original complaint. In October 2005, Sybersound filed a motion for summary judgment. On January 6, 2006, the court granted the motions of the defendants and denied the plaintiff's motion, thereby dismissing the case against the defendants, including The Singing Machine Company, Inc., with prejudice. The plaintiff Sybersound thereafter appealed the decision to the Ninth Circuit Court of Appeals.

On February 27, 2008 the Ninth Circuit Court of Appeals affirmed the dismissal against The Singing Machine Company, Inc. and dismissed all claims against the Company with prejudice. Sybersound had until July 10, 2008 to file a Petition with the United States Supreme Court to appeal that decision. Sybersound did not file any such Petition with the United States Supreme Court. Due to Sybersound's failure to file a timely Petition, the above lawsuit is considered concluded.

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

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service notified the Company of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003 for International SMC (HK) Limited "ISMC (HK)", a former subsidiary. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125. ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company ("Purchaser"). The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters. Management believes this matter is in the initial discovery stages and is too preliminary to determine whether this would have an impact on the Company's financial statements.

NON-COMPLIANCE NOTICE FROM AMEX

On September 16, 2008, the Company received a notice letter from The American Stock Exchange (the "Amex") indicating that the Company has fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension.

For the quarters ended June 30, 2008 and September 30, 2008, the Company was not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years.

In order to maintain its Amex listing, the Company was required to submit a plan of compliance to the American Stock Exchange by October 23, 2008 advising the Amex of actions it would take, which may allow it to regain compliance with all of the Exchange's continued listing standards by March 31, 2009. The Company has submitted the plan indicating how the Company intends to meet the net equity requirement of $4,000,000. The Amex will need up to 45 days to review the plan and make the final decision.

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

The Company was previously added to the list of issuers that are not in compliance with the Amex's continued listing standards, and the Company's trading symbol SMD remains subject to the extension ".BC" to denote its noncompliance. This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the six months ended September 30, 2008 and 2007 was $141,421 and $123,839 respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2008 are as follows:

                            Property Leases         Equipment Leases
                         --------------------     --------------------
For period ending

2009                     $            587,508     $              9,888
2010                                  856,466                    9,848
2011                                  647,205                        -
2012                                  649,080                        -
2013 and beyond                       725,936                        -
                         --------------------      -------------------
                         $          3,466,195     $             19,736
                         ====================     ====================

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the six months ended September 30, 2008 and 2007, the Company issued 940,476 and 3,519,820 shares of its common stock, respectively.

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling.

During the six months ended September 30 2007, the Company issued 162,677 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.93 per share pursuant to employee stock option agreements.

On September 28, 2007, the Company issued 857,143 shares of common stock to koncept International Limited, a subsidiary of Starlight for $300,000 ($.350 per share). The fair value of the shares of $300,000 was used to offset the trade payable to Starlight Marketing Macao.

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

For the six months ended September 30, 2008 and 2007, common stock equivalents to purchase 3,213,215 and 3,131,830 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company's common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2008, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of September 30, 2008, the Company granted 1,140,180 options under the Year 2001 Plan with 707,665 options still outstanding, leaving 809,820 options available to be granted. As of September 30, 2008, the Company has 5,550 options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

The exercise price of employee common stock option issuances in the quarters ended September 30, 2008 and 2007 were equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for options issued under the Plan in the years prior to June 15, 2006. The Company adopted SFAS 123(R) for the reporting period ending after June 15, 2005 and recognized the fair value of the stock option as part of the general and administration expenses.

STOCK WARRANTS

As of September 30, 2008, the Company had a total of 2,500,000 stock purchase warrants outstanding. The exercise price of these warrants range from $0.28 to $0.35. The expiration date of these warrants range from July 25, 2009 to July 26, 2010.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the six months ended September 30, 2008 and 2007 were made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

                        FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                             September 30,                             September 30,
                        2008                2007                  2008               2007
                    -----------------------------------     -----------------------------------

North America       $     9,386,839     $    11,454,775     $    10,615,487    $     12,813,620
Europe                    3,029,757           4,371,227           3,164,896           5,160,647
Others                      199,800             281,965             606,359             579,800
                    -----------------------------------     -----------------------------------
                    $    12,616,396     $    16,107,967     $    14,386,742    $     18,554,067
                    ===================================     ===================================

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 - DUE TO RELATED PARTIES, NET

As of September 30, 2008 the Company had $6,345,516 due to related parties. This consists of an interest bearing loan payable of $853,468 to Starlight Marketing Limited and $5,492,048 in trade payables and expenses due to Starlight affiliates.

NOTE 13 - RELATED PARTY TRANSACTIONS

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling.

On May 23, 2008, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo Communications (USA) Corporation to provide logistics, fulfillment, and warehousing services for Starlight and Cosmo's domestic sales. The Agreement is expected to generate approximately $1.1 million dollars in expense reimbursement for fiscal year 2009. As of September 30, 2008 the company has received $473,346 in service fees from Starlight and Cosmo which has been used to offset startup and operating expenses of the logistics operation.

The Company purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the six month period ended September 30, 2008 and 2007 were $6,071,189 and $5,050,557, respectively. In addition, the Company also purchased molds and tooling from Starlight in the amount of $201,935 and $269,700 in fiscals 2008 and 2007, respectively, which are included in Property and Equipment in the accompanying Consolidated Balance Sheets.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See
Part II, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, and its subsidiaries (the "Singing Machine," "we," "us" or "ours") are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, musical recordings and Bratz licensed electronic products. The Company's products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2008 and 2007.

                      The Singing Machine Company, Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For Three Months Ended         For Six Months Ended
                                   ------------------------------------------------------------
                                   September 30,  September 30,  September 30,  September 30,
                                         2008           2007           2008           2007
                                   ------------------------------------------------------------

Net Sales                                   100.0%         100.0%         100.0%         100.0%

Cost of Goods Sold                           84.0%          80.2%          84.5%          81.0%

Gross Profit                                 16.0%          19.8%          15.5%          19.0%

Operating Expenses
     Selling expenses                         6.3%           5.7%           7.0%           5.9%
     General and administrative
      expenses                                7.9%           7.0%          13.3%          11.3%
     Depreciation and amortization            0.8%           0.4%           1.4%           0.7%

Total Operating Expenses                     15.0%          13.1%          21.7%          17.9%

Income (Loss) from Operations                 1.0%           6.7%          -6.2%           1.1%

Other Expenses
     Interest expense                        -0.2%          -0.1%          -0.2%          -0.1%

Net Other Expenses                           -0.2%          -0.1%          -0.2%          -0.1%

Net Income (Loss)                             0.8%           6.6%          -6.4%           1.0%


QUARTER ENDED  SEPTEMBER  30, 2008  COMPARED TO THE QUARTER ENDED  SEPTEMBER 30,
2007

NET SALES

Net sales for the quarter ended September 30, 2008 decreased to $12,616,396 from $16,107,967, a decrease of $3,491,571 as compared to the same period ended September 30, 2007. The primary reason for this decrease was a continued delay of product shipments from Asia which caused us to reschedule sales to the next quarter. Sales from our Macau subsidiary were especially affected by these delays as sales decreased by approximately $3,850,000 from the same period ended September 30, 2007. This decrease was offset by an increase of approximately $359,000 in revenue from our US operations compared to the same quarter ended September 30, 2007.

GROSS PROFIT

Our gross profit for the quarter ended September 30, 2008 decreased to $2,020,951 from $3,192,830, a decrease of $1,171,879 as compared to the same period in the prior year. This decrease is primarily due to the decrease in revenue in the quarter ended September 30, 2008 compared to the same quarter in the prior year. As a percentage of revenues, our gross profit for the three months ended September 30, 2008 decreased to 16.0% from 19.8% for the same period in 2007. The decrease of gross profit as a percentage of revenues was primarily due lower gross profit margins from shipments of Bratz products compared to the same period last year.

OPERATING EXPENSES

For the quarter ended September 30, 2008, total operating expenses decreased to $1,892,597. This represents a decrease of $226,449 over last year's same quarter ended total operating expenses of $2,119,046. This decrease was primarily due to reimbursement by related parties of approximately$473,000 for general and administration expenses related to logistics services to them by the Company. This reimbursement was offset by startup and increased staffing costs for our logistics operation and an increase in depreciation on tools and new business system equipment purchased during the past year.

Factors contributing to the increase of operating expenses are as follows:

1) Selling expenses decreased $132,221 which was primarily due decreases in commission expense from decreased sales and decreased royalty expense due from decreased sales of licensed products. These decreases were somewhat offset by increased freight costs from our logistics operation.

2) General and administrative expenses decreased $135,738 which was primarily due to reimbursement by related parties of approximately$473,000 for general and administration expenses related to logistics services to them by the Company. This reimbursement was offset by startup expense, additional rent and increased staffing costs for our logistics operation.

3) Depreciation expense increased $41,510 due to the depreciation of tools and a new business system purchased during the past year.

INCOME FROM OPERATIONS

Income from operations decreased $945,430 this quarter, to $128,354 for the three months ended September 30, 2008 from $1,073,784 for the same period ended September 30, 2007. The decrease was primarily due to the decrease in net sales compared to the same period in the prior year. In addition, we experienced additional operating costs associated with the startup of the logistics services for related parties.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) increased to $25,684 from $19,661 for the same period a year ago. The increase of interest expenses was primarily due to the increase in financing required for a portion of the delayed inventory required for next quarter shipments.

INCOME TAXES

For the three months ended September 30, 2008 and 2007, the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.

NET INCOME

For the three months ended September 30, 2008 net income decreased to $102,670 from $1,054,123 for the same period a year ago. The decrease of net income was primarily due to the decrease in revenues from the same period in the prior year and startup costs and increased operating expenses for our logistics operation.

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007

NET SALES

Net sales for the six months ended September 30, 2008 decreased to $14,386,742 from $18,554,067, a decrease of $4,167,325 as compared to the same period ended September 30, 2007. The primary reason for this decrease was a continued delay of product shipments from Asia which caused us to reschedule sales to the next quarter. Sales from our Macau subsidiary were especially affected by these delays as sales decreased by approximately $4,100,000 from the same period ended September 30, 2007. .

GROSS PROFIT

Our gross profit for the six months ended September 30, 2008 decreased to $2,223,600 from $3,532,182, a decrease of $1,308,582 as compared to the same period in the prior year primarily due to the decrease in revenue for the comparable periods. As a percentage of revenues, our gross profit for the six months ended September 30, 2008 decreased to 15.5% from 19.0% for the same period in 2007. The decrease of gross profit as a percentage of revenues was similar to the one for three months ended September 30, 2008.

OPERATING EXPENSES

For the six months ended September 30, 2008, total operating expenses decreased to $3,137,491 from $3,305,425 for the six months ended September 30, 2007, a decrease of $167,934. The decrease of operating expenses is the same as for the three month period.

OTHER INCOME/EXPENSES

Our net other expenses increased to $33,000 (interest expense) from $24,950 (interest expense) for the same period a year ago.

INCOME TAXES

For the six months ended September 30, 2008 and 2007, the Company did not record a tax provision because it had a net operating loss for the six months ended September 30, 2008 and had sufficient net operation loss from previous periods to offset the income for the six months ended September 30, 2007.

NET LOSS/INCOME

We incurred a net loss $946,891 for the six months ended September 30, 2008 compared to a net profit of $201,807 for the same period a year ago. The increase of net income was primarily due to the decrease in revenues and startup costs and operating expenses for our logistics operation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, Singing Machine had cash on hand of $980,067 as compared to cash on hand of $1,668,432 as of September 30, 2007. We had working capital of $2,386,062 as of September 30, 2008.

Net cash provided by operating activities was $273,068 for the six months ended September 30, 2008, as compared to $1,977,941 used by operating activities the same period a year ago. The increase in net cash provided was a result of the following factors: increase of accounts payable to Hong Kong and related party suppliers and decreased accounts receivable due to decreased sales. These increases to cash provided from operations were offset by an increase in inventory in preparation for the upcoming season and a drop in net income due to reduced sales during the comparable period.

Net cash used by investing activities for the six months ended September 30, 2008 was $401,293 as compared to $170,308 used by investing activities for the same period ended a year ago. This increase was caused primarily by the purchase of additional tools and a business computer system.

Net cash provided by financing activities was $660,476 for the six months ended September 30, 2008, as compared to $2,627,781 for the same period ended a year ago. There were no warrants or options exercised during the six months ended September 30, 2008 compared to the same period in 2007 when we recognized proceeds of $614,381 from the exercise of stock options and 2,500,000 warrants exercised by Starlight, a related party. These proceeds were offset by an increase in related party loans.

As of September 30, 2008, our unrestricted cash on hand was $980,067. Our average monthly general and administrative expenses are approximately $330,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

     o    Raising additional working capital;
     o    Collecting our existing accounts receivable;
     o    Selling existing inventory;
     o    Vendor financing;
     o    Borrowing from factoring bank;
     o    Short term loans from our majority shareholder;
     o Fees for fulfillment, delivery and returns services from related parties.

Our sources of cash for working capital in the long term, 12 months and beyond, are essentially the same as our sources during the short term. We are actively seeking additional financing facilities and capital investments to maintain and grow our business. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue as a going concern.

Our commitments for debt and other contractual obligations as of September 30, 2008 are summarized as follows:

                                        Total       Less than 1 year      1 - 3 years         3 - 5 years         Over 5 years
                                   -----------------------------------------------------------------------------------------------
Property Leases                    $     3,466,195    $        587,508    $      2,152,751    $        725,936    $              -
Equipment Leases                            19,736               9,888               9,848                   -                   -
Short-Term Bank Loan                       153,845             153,845
Equipment Financing Arrangement             51,528              18,186              33,342
Licensing Agreement                        242,000             242,000                                       -                   -
Loan Payable-Related Party               1,069,053           1,069,053                   -                   -                   -
                                   -----------------------------------------------------------------------------------------------

Total                              $     5,002,357    $      2,080,480    $      2,195,941    $        725,936    $              -
                                   ===============================================================================================

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially our entire inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2008, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

INTEREST RATE RISK

As of September 30, 2008, our exposure to market risk resulting from changes in interest rates is immaterial.

FOREIGN CURRENCY RISK

We have a wholly-owned subsidiary in Macau. Sales by this operation made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Macau operating expenses are typically denominated in either Hong Kong dollars or the Macau currency ("MOP"), thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar, U.S. dollar or MOP exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot be assured that this approach will be successful, especially in the event of a significant and sudden change in the value of the MOP or Hong Kong dollar.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On May 23, 2008 we entered into a services agreement to receive orders, warehouse, and ship all of the Starlight Group's United States domestic goods. The value of this contract is approximately $1.1 million dollars per year. If we are unable to perform the duties under this contract, it could negatively impact our revenue and cash flow.

THE MUSIC  INDUSTRY HAS BEEN  EXPERIENCING  A CONTINUED  DECLINE OF COMPACT DISC
(CD) SALES. OUR KARAOKE CD SALES COULD DECLINE FURTHER IN THE FUTURE.

Due to the expansion of the music download business,  the sales of Compact Discs
(CD) have been declining in recent years. Our karaoke CD sales have been declining since 2004 and may continue to decline in the future. Music revenue accounts for less than 1% of our total revenues for the six months ended September 30, 2008.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of September 30, 2008 we had $9.9 million in inventory on hand, as compared to $3.5 million in inventory at September 30, 2007. It is important that we sell this inventory during fiscal 2009, so we have sufficient cash flow for operations.

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

WE MAY HAVE INFRINGED THE COPYRIGHTS OF CERTAIN MUSIC PUBLISHERS AND IF WE VIOLATE FEDERAL COPYRIGHT LAWS, WE WILL BE SUBJECT TO MONETARY PENALTIES.

Over the past several years, the Singing Machine (like its competitors) has received notices from certain music publishers alleging that the full range of necessary rights in their copyrighted works has not been properly licensed in order to sell those works as part of products known as "compact discs with graphics" ("CDG"s). CDG's are compact discs which contain the musical recordings of karaoke songs and graphics which contain the lyrics of the songs. Singing Machine has negotiated licenses with the complaining parties, or is in the process of settling such claims, with each one of the complaining copyright owners. As with any alleged copyright violations, unlicensed users may be subject to damages under the U.S. Copyright Act. Such damages and claims could have a negative effect on Singing Machine's ability to sell its music products to its customers. This is the reason the Singing Machine pursues licenses so diligently.

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

                   RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through September 30, 2008, our common stock has traded between a high of $1.60 and a low of $0.12. During this period, we had liquidity problems and incurred a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of September 30, 2008, investors held a short position of approximately 25,900 shares of our common stock which represented 0.1% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

On September 16, 2008, we received notice from The American Stock Exchange (the "Amex") that we had fallen below the continued listing standards of the Amex and that its listing is being continued pursuant to an extension. Specifically, for the quarter ended June 30, 2008, we were not in compliance with Section 1003(a)(ii) of the Amex Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years. The Company was required to respond to Amex by October 23,2008 has submitted the plan indicating how the Company intends to meet the net equity requirement of $4,000,000. The Amex will need up to 45 days to review the plan and make the final decision. The Listings Qualifications Department at Amex will evaluate the plan, including any supplemental information provided, and make a determination as to whether the Company has made a reasonable demonstration in the Plan of an ability to regain compliance. If the plan is accepted, the Company may be able to continue its listing during the plan period, during which time it will be subject to periodic review to determine whether it is making progress consistent with the Revised Plan. The Company may be subject to delisting proceedings if the plan is not accepted, or if the plan is accepted but the Company is not in compliance with all of the Exchange's continued listing standards within the time frame provided or does not make progress consistent with the plan during the plan period.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of September 30, 2008, there were outstanding stock options to purchase an aggregate of 713,215 shares of common stock at exercise prices ranging from $0.32 to $9.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $.84 per share. As of September 30, 2007, there were outstanding and immediately exercisable options to purchase an aggregate of 1,184,155. There were outstanding stock warrants to purchase 2,500,000 shares of common stock at exercise prices ranging from $.28 to $.35 per share, all of which are exercisable. The weighted average exercise price of the outstanding stock warrants is approximately $0.315 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT STOCKHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of November 5, 2008 there were 32,698,876 shares of our common stock outstanding. We have filed three registration statements registering an aggregate 3,827,586 of shares of our common stock (a post effective amended registration statement on Form S-8 to register 33,336 shares issued to our Board of Directors pursuant to their Compensation Plan, a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan, and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock as amended in January 2006. As of September 30, 2008 we had 32,698,876 shares of common stock issued and outstanding and an aggregate of 3,213,215 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 64,087,909 shares of common stock.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

Our internal controls over financial reporting have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our management's assessment of internal controls over financial reporting has identified weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of our management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

THE  MARKET  PRICE OF OUR  COMMON  STOCK MAY BE  ADVERSELY  AFFECTED  BY SEVERAL
FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

     o    our ability to execute our business plan;
     o    operating results below expectations;
     o    loss of any strategic relationship;
     o    industry developments;
     o    economic and other external factors; and
     o    period-to-period fluctuations in its financial results.

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


THE SINGING MACHINE COMPANY, INC.


Date:  November 14, 2008                By: /s/ Anton H. Handal
                                            -------------------
                                            Anton H. Handal
                                            Chief Executive Officer



                                            /s/  Carol Lau
                                            --------------
                                            Carol Lau
                                            Interim Chief Financial Officer