Form 10-Q
period 2008-12-31
SINGING MACHINE CO INC
filed 2009-02-17
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to ______.

Commission File Number 0 - 24968

THE SINGING MACHINE COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-3795478
(State of Incorporation )	(IRS Employer I.D. No.)

6601 Lyons Road, Building A-7, Coconut Creek, FL 33073
(Address of principal executive offices)

(954) 596-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	32,732,212 as of February 17, 2009

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets – December 31, 2008(Unaudited) and March 31, 2008	3

	Consolidated Statements of Operations - Three months and nine months ended December 31, 2008 and 2007(Unaudited)	4

	Consolidated Statements of Cash Flows - Nine months ended December 31, 2008 and 2007 (Unaudited)	5

	Notes to Consolidated Financial Statements- December 31, 2008 (Unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 4T.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18-19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,799,151	$447,816
Accounts receivable, net of allowances of $357,166 and $120,899, respectively	4,276,329	1,961,721
Due from factor	1,047,947	131,451
Inventories,net	6,018,127	3,514,984
Prepaid expenses and other current assets	396,046	412,552
Total Current Assets	13,537,600	6,468,524

Property and Equipment, net	992,166	598,280
Other Non-Current Assets	178,320	169,362
Total Assets	$14,708,086	$7,236,166

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$6,621,950	$1,145,150
Due to related parties - net	2,572,291	616,732
Accrued expenses	596,538	409,415
Current portion of long-term financing obligation	18,186	-
Customer credits on account	579,966	778,993
Deferred gross profit on estimated returns	479,097	217,812
Total Current Liabilities	10,868,028	3,168,102

Long-term financing obligation, less current portion	28,795	-
Total Liabilities	10,896,823	3,168,102

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,732,212 and 31,758,400 shares issued and outstanding	327,322	317,584
Additional paid-in capital	18,647,264	18,430,612
Accumulated deficit	(15,163,323)	(14,680,132)
Total Shareholders' Equity	3,811,263	4,068,064
Total Liabilities and Shareholders' Equity	$14,708,086	$7,236,166

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Net Sales	$16,611,566	$13,783,645	$30,998,308	$32,337,712

Cost of Goods Sold	12,839,723	10,037,091	25,002,865	25,058,976

Gross Profit	3,771,843	3,746,554	5,995,443	7,278,736

Operating Expenses
Selling expenses	1,642,309	1,659,030	2,656,385	2,747,698
General and administrative expenses	1,436,477	1,162,016	3,355,232	3,254,587
Depreciation and amortization	121,604	104,629	326,264	228,815
Total Operating Expenses	3,200,390	2,925,675	6,337,881	6,231,100

Income (Loss) from Operations	571,453	820,879	(342,438)	1,047,636

Other Expenses
Gain from disposal of assets	-		-	3,159
Interest expense	(71,670)	(53,948)	(104,671)	(78,898)

Income (Loss) before provision for income taxes	499,783	766,931	(447,109)	971,897

Provision for income taxes	(36,082)	-	(36,082)	-

Net Income (Loss)	$463,701	$766,931	$(483,191)	$971,897

Income (Loss) per Common Share
Basic	$0.01	$0.03	$(0.01)	$0.03
Diluted	$0.01	$0.03	$(0.01)	$0.03

Weighted Average Common and Common Equivalent Shares:
Basic	32,729,990	30,806,019	32,472,073	29,677,218
Diluted	32,729,990	30,962,269	32,472,073	30,029,981

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	December 31, 2008	December 31, 2007

Cash flows from operating activities
Net (Loss) Income	$(483,191)	$971,897
Adjustments to reconcile (net loss) net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	326,264	200,136
Change in inventory reserve	95,149	77,764
Change in allowance for bad debts	236,267	102,131
Stock compensation	28,890	34,471
Deferred gross profit on estimated sales returns	261,285	273,688
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(6,710,288)	(10,592,932)
Inventories	(2,598,292)	(1,173,575)
Prepaid expenses and other current assets	16,506	295,078
Other non-current assets	(8,958)	2,722
Increase (Decrease) in:
Accounts payable	5,476,800	3,676,116
Accounts payable - related party	2,449,709	1,187,130
Accrued expenses	187,123	340,048
Customer credits on account	(199,027)	(254,959)
Net cash (used in) operating activities	(921,763)	(4,860,286)
Cash flows from investing activities
Purchase of property and equipment	(720,150)	(373,533)
Net cash used in investing activities	(720,150)	(373,533)
Cash flows from financing activities
Borrowings from (retention by) factor, net	(916,496)	(220,577)
Proceeds from issuance of stock	-	630,881
Proceeds persuant to factoring facility	4,159,414	-
Net proceeds from long-term financing obligation	46,980	-
Net loan (payments to) proceeds from related parties	(296,650)	4,590,894
Net cash provided by financing activities	2,993,248	5,001,198
Change in cash and cash equivalents	1,351,335	(232,620)

Cash and cash equivalents at beginning of period	447,816	1,188,900
Cash and cash equivalents at end of period	$1,799,151	$956,280

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$103,183	$78,898
Cash paid for Income Taxes	$36,802	$-
Non-Cash Financing Activities:
Conversion of trade payable to equity	$197,500	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
December 31, 2008

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

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company, Macau Subsidiary, SMC-L, SMC-M and The Singing Machine Holdings Ltd.  (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months and nine months ended December 31, 2008 and 2007 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

ACCOUNTS RECEIVABLE FACTORING.  The Company’s factoring facility only finances non-recourse accounts receivable.  Such receivables are considered to have been sold in accordance with FASB 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  Accordingly, advances received pursuant to the factoring facility have been netted against the accounts receivable on the accompanying Balance Sheet.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions.  Such balances are not insured. The uninsured amounts at December 31, 2008 and March 31, 2008 are $1,160,668 and $407,376, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of Share-Based Payments ("SFAS 123 (R)"), starting on January 1, 2006.  SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options.  As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $6,608 (included in selling, general and administrative expenses) for the three months ended December 31, 2008 associated with the expensing of stock options. For the three and nine months ended December 31, 2008, the stock option expense was $6,608 and $13,888 respectively.   Employee stock option compensation expense in fiscal years 2009 and 2008 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended December 31, 2008, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the nine months ended December 31, 2008: expected dividend yield 0%, risk-free interest rate of 2.27%, volatility of 70.22% and expected term of one year.

•	For the nine months ended December 31, 2007: expected dividend yield 0%, risk-free interest rate of 3.3%, volatility of 90.77% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the nine months ended December 31, 2008 and 2007 was $456,334 and $523,692, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations.  For the three months ended December 31, 2008 and 2007, these amounts totaled $28,241 and $7,260, respectively.  For the nine months ended December 31, 2008 and 2007, these amounts totaled $34,895 and $8,350, respectively.

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

Significant management judgment is required in developing The Singing Machine's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely that the asset will not be realized.  During the period ended December 31, 2008 the Company has recognized income tax expense in the amount of $36,802 pursuant to an unexpected payment made for alternative minimum tax.

As of December 31, 2008 and March 31, 2008, The Singing Machine had gross deferred tax assets of approximately $1.8 million and $2.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $1.8 million and $2.5 million, respectively.

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

The adoption of FIN 48 had no impact on these financial statements.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	December 31,	March 31,
	2008	2008

Finished Goods	$6,352,022	$4,012,969
Inventory in Transit	259,299	-
Less: Inventory Reserve	(593,194)	(497,985)

Net Inventories	$6,018,127	$3,514,984

Inventory consigned to customers at December 31, 2008 and March 31, 2008 were $381,762 and $372,012, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING FACILITY

  The Company executed an agreement with The CIT Group/Commercial Services, Inc. (“CIT”) on August 13, 2007 to factor its receivables. CIT assumed the credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company assumed the credit risk (client risk accounts).  The factoring fees, for the client risk accounts, are .3% of the gross invoice.  For the factor risk accounts, the fees are .55% of the gross invoice. The annual minimum charge is $24,000.  CIT does not advance funds to the Company directly. On October 26, 2007, the Company entered into a four- party agreement with CIT(“Factor”), Standard Chartered Bank (Hong Kong), Limited (“Lender”) and Starlight Marketing Limited (“Borrower”), a related party. According to the agreement, the Company assigned the proceeds from customers to the Lender, the Lender advanced the loans to the Borrower. The Borrower then directed the advance to the Company. Both the Borrower and the Company guaranteed the repayment of the advance. The maximum amount for the advance was approximately $4.5 million or 85% of the qualified accounts receivable, which ever was higher. As of December 31, 2008 and March 31, 2008 the outstanding amount due from the Factor was $396,291 and $131,451, respectively. The amounts represent excess of customer payments received by the Factor over advances made to the Company. The factoring agreement with CIT expired in August 2008 and the Company gave 60 days written notice to terminate the agreement.  CIT will continue to collect all open invoices assigned to it and remit the proceeds to the Company upon collection.

On August 28, 2008, the Company executed a three-party Banking Facility agreement between the Company’s wholly owned subsidiary SMC (Commercial Offshore De Macau) Limitada (“Borrower”), DBS Bank (Hong Kong) Limited (“Lender”) and Branch Banking and Trust Company (“BB&T” or “Factor”).   The agreement is comprised of three facilites including a maximum of $7.0 million on 80% of qualified accounts receivable, a maximum letter of credit facility of $4.0 million for accounts payable financing and a maximum of $2.0 million for the negotiation of export bills under letter of credit.

According to the factoring facility, BB&T will serve as the correspondent factor for the Lender and does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower. The maximum amount for the advance is approximately $7.0 million or 80% of the qualified accounts receivable, which ever is higher.   The Factor assumes credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company will assume the credit risk (client risk accounts).  The factoring fees will be.675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts.  This agreement is effective October 16, 2008 and replaces the previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT.  As of December 31, 2008 and March 31, 2008 the outstanding amount under the factoring facility with DBS Bank was $4,159,414 and $0 respectively. The amounts represent advances made by the Bank on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet. The terms of the agreement are more particularly described in Note 8.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2008	2008
		(unaudited)

Computer and office and warehouse equipment	5 years	$711,141	$520,182
Furniture and fixtures	5-7 years	220,315	216,120
Leasehold improvements	*	162,114	156,614
Molds and tooling	3 years	1,552,466	1,032,970
		2,646,036	1,925,886

Less: Accumulated depreciation		(1,653,870)	(1,327,606)
		$992,166	$598,280

* Shorter of remaining term of lease or useful life

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 – FINANCING

On February 12, 2008 the Macau Subsidiary entered into a Banking Facilities agreement with Heng Seng Bank Limited (“Bank”).  Under the terms of the agreement, the Macau Subsidiary has access to $5,100,000 in total facilities including $500,000 for payment of goods financed under the bank’s letters of credit, $3,000,000 for negotiation of discrepant documents presented under export letters of credit and a factoring facility to a maximum of $1,600,000.  Interest on open balances is due and payable monthly at a rate of 2% per annum above LIBOR (London Interbank Offered Rate).  The note is secured by a promissory note from the Macau Subsidiary of $5.8 million and an unlimited written guarantee from the Company.  There were no amounts due to the Bank as of December 31, 2008 and March 31, 2008 respectively.

On July 16, 2008 SMC-L entered into a financing arrangement with Westover Financial, Inc. for the purchase of four forklifts for the California logistics operations.  The terms of the agreement required an initial payment of $18,691 and 36 monthly payments of $1,516.  On December 31, 2008 the remaining amount due on this obligation was $46,981 of which $18,186 is due within the next twelve months and the remaining $28,795 due after one year.

On August 28, 2008, the Company executed a three-party Banking Facility agreement between the Macau Subsidiary (“Borrower”), DBS Bank (Hong Kong) Limited (“Lender”) and BB&T (“Factor”). The agreement provides for credit facilities to a maximum of $13.0 million consisting of the following:

•	Maximum of $7.0 million on 80% of qualified accounts receivable.
•	Maximum letter of credit facility of $4.0 million for accounts payable financing.
•	Maximum $2.0 million negotiation of export bills under letter of credit.

Interest on letter of credit facilities and discounting charges on accounts receivable advances will be charged at a rate of 1.5% per annum over LIBOR (London Interbank Offered Rate).  The credit facility is secured with corporate guarantees from the Company as well as a $2.0 million guarantee from Starlight International Holdings Limited, a related party.  BB&T will serve as the correspondent factor for the Lender for the Company’s qualified North American accounts receivable. BB&T does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower.   The combined factoring fees will be .675% of the gross invoice for all factored accounts.  This agreement is effective October 16, 2008 and replaces the previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT.  As of December 31, 2008 and March 31, 2008 the outstanding amount due to DBS Bank was $4,159,414 and $0 respectively persuant to the factoring facility. The amount has been offset against accounts receivable in the accompanying consolidated balance sheet.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

There is currently no pending litigation against the Company, however the Company may be subject to various legal proceedings and other claims that arise in the ordinary course of business.

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

NON-COMPLIANCE NOTICE FROM NYSE ALTERNEXT US

On September 16, 2008 the Company received notice from the NYSE Alternext US (formerly The American Stock Exchange)(the “Exchange”) Staff indicating that the Company was below certain requirements of the Exchange’s continued listing standards as of June 30, 2008. Specifically, shareholders’ equity was less than $4,000,000 and there were losses from continuing operations and/or net losses in three of its four most recent fiscal years, as set forth in Section 1003(a)(ii) of the Exchange’s Company Guide.  In response, the Company submitted a timely plan of compliance to the Exchange.  In a letter dated December 12, 2008 the Company was officially notified that the Exchange has accepted the Company’s plan of compliance and the Company has until March 31, 2009 to complete the plan and regain compliance with Section 1003(a)(ii) of the Exchange’s Company Guide.  Staff advised the Company that it will be subject to periodic review by Exchange Staff during the extension period and that failure to make progress consistent with the Company’s plan could result in delisting.

Also in that same letter dated December 12, 2008, the Exchange Staff has notified the Company that it deems the Company’s common stock selling price as too low. The Exchange has informed the Company that it must initiate action to increase the market price of its shares by June 12, 2009 in order to remain in compliance with Exchange Company Guide Section 1003(f)(v).

For the quarters ended June 30, 2008, September 30, 2008, and December 31, 2008, the Company was not in compliance with Section 1003(a)(ii) of the Exchange Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years.  The Company faces a significant possibility of delisting unless the Company improves net income from operations in the fourth quarter which, due to the seasonality of the business, is traditionally not profitable.

The Company was previously added to the list of issuers that are not in compliance with the Exchange’s continued listing standards, and the Company's trading symbol SMD remains subject to the extension “.BC” to denote its noncompliance.  This indicator will remain in effect until such time as the Company has regained compliance with all applicable continued listing standards.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the nine months ended December 31, 2008 and 2007 was $656,822 and $187,179 respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2008 are as follows:

For period ending	Property Leases	Equipment Leases
December 31,

2009	$943,460	$10,284
2010	669,692	6,904
2011	645,929	936
2012	665,307	-
2013 and beyond	226,194	-
	$3,150,582	$18,124

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the nine months ended December 31, 2008 and 2007, the Company issued 973,812 and 3,519,820 shares of its common stock, respectively.

On October 8, 2008 the Company issued 33,336 shares of common stock to Company directors at $.45 per share pursuant to the director’s compensation agreement.

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling.

During the nine months ended December 31 2007, the Company issued 162,677 shares of common stock to various employees, as well as directors, at prices ranging from $.32 per share to $.93 per share pursuant to employee stock option agreements.

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

For the nine months ended December 31, 2008 and 2007, common stock equivalents to purchase 3,213,215 and 3,288,080 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of December 31, 2008, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of December 31, 2008, the Company granted 1,440,180 options under the Year 2001 Plan with 1,007,665 options still outstanding, leaving 509,820 options available to be granted.  The outstanding options under this plan include a grant of 300,000 shares issued to Anton Handal, the Company’s CEO on October 7, 2008 at an exercise price of $.14 per share with a one year vesting period. As of December 31, 2008, the Company has 5,550 options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

STOCK WARRANTS

As of December 31, 2008, the Company had a total of 2,500,000 stock purchase warrants outstanding. The exercise price of these warrants range from $0.28 to $0.35. The expiration date of these warrants range from July 25, 2009 to July 26, 2010.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the nine months ended December 31, 2008 and 2007 were made by the Macau Subsidiary.  Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,

	2008	2007	2008	2007

North America	$14,693,358	$12,630,200	25,308,845	$25,443,820
Europe	1,805,009	954,619	4,969,905	6,115,266
Others	113,199	198,826	719,558	778,626
	$16,611,566	$13,783,645	$30,998,308	$32,337,712

The geographic area of sales is based primarily on the location where the product is delivered.

 NOTE 12 – DUE TO RELATED PARTIES, NET

As of December 31, 2008 the Company had $2,572,291 due to related parties consisting primarily of  trade payables and expenses due to Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling.

On May 23, 2008, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. (“Starlight Consumer”) and Cosmo Communications (USA) Corporation (“Cosmo”) to provide logistics, fulfillment, and warehousing services for Starlight Consumer and Cosmo domestic sales. The Agreement is expected to generate approximately $1.1 million dollars in expense reimbursement for fiscal year 2009.  As of December 31, 2008 the company has received $1,032,775 in service fees from Starlight Consumer and Cosmo which has been used to offset startup and operating expenses of the logistics operation.

The Company purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight Marketing Macao for the nine month period ended December 31, 2008 and 2007 were $10,049,102 and $5,775,074, respectively. In addition, the Company also purchased molds and tooling from Star Light Electronics Co., Ltd in the amount of $447,162 and $126,282 for the nine months ended December 31, 2008 and December 31, 2007 respectively, which are included in Property and Equipment in the accompanying Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this quarterly report. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part II, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

Statements included in this quarterly report that do not relate to present or historical conditions are called “forward-looking statements.” Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects,” “plans,” “should,” “could,” “will,” and similar expressions are intended to identify forward-looking statements. Our ability to predict or project future results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

Important factors to consider in evaluating such forward-looking statements include, but are not limited to: (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) the effects of adverse general economic conditions, both within the United States and globally, (v) vendor price increases and decreased margins due to competitive pricing during the economic downturn (vi)various competitive market factors that may prevent us from competing successfully in the marketplace and (vii) other factors described in the risk factors section of our Annual Report on Form 10-K, this Quarterly Report on 10-Q, or in our other filings made with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, (the "Singing Machine," "we," “us” or "ours") and our subsidiaries are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, musical recordings and Bratz licensed electronic products. The Company’s products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

Our products are sold throughout North America and Europe, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Target, Costco, Kohl's, J.C. Penney, Radio Shack, Wal-Mart and Sam's Club. Our business has historically been subject to significant seasonal fluctuations causing our revenues to vary from period to period and between the same periods in different fiscal years. Thus, it may be difficult for an investor to project our results of operations for any given future period. We are uncertain of how significantly our business will be harmed by a prolonged economic recession but we anticipate that continued contraction of consumer spending will negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and nine months ended December 31, 2008 and 2007.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	77.3%	72.8%	80.7%	77.5%

Gross Profit	22.7%	27.2%	19.3%	22.5%

Operating Expenses
Selling expenses	9.9%	12.0%	8.6%	8.5%
General and administrative expenses	8.7%	8.4%	10.8%	10.1%
Depreciation and amortization	0.7%	0.8%	1.1%	0.7%

Total Operating Expenses	19.3%	21.2%	20.5%	19.3%

Income (Loss) from Operations	3.4%	6.0%	-1.2%	3.2%

Other Income (Expenses)
Gain from disposal of assets	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.4%	-0.4%	-0.3%	-0.2%

Income (Loss) before provision for income taxes	3.0%	5.6%	-1.5%	3.0%

Provision for income taxes	-0.2%	0.0%	-0.1%	0.0%

Net Income (Loss)	2.8%	5.6%	-1.6%	3.0%

QUARTER ENDED DECEMBER 31, 2008 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2007

NET SALES

Net sales for the quarter ended December 31, 2008 increased to $16,611,566 from $13,783,645, an increase of $2,827,921 as compared to the same period ended December 31, 2008. This increase was primarily due to previously delayed product shipments from Asia which caused us to reschedule sales from the second quarter into the third quarter. Our Macau subsidiary sales increased by $4,107,131 from the same period ending December 31, 2007 primarily due to the fulfillment of previous quarter orders once the delayed product shipments were received. This increase was offset by a decrease in our US operations sales of $1,279,210 from the same period ending December 31, 2007 primarily due to the loss of business from a major customer. This business was intended to be replaced by Circuit City however, our shipments to Circuit City were withheld because of persistent warnings of their pending bankruptcy filing.

GROSS PROFIT

Our gross profit for the quarter ended December 31, 2008 decreased to $3,771,843 from $3,746,554, an increase of $25,289 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended December 31, 2008 decreased to 22.7% from 27.2% for the same period in 2007. The Company experienced late season price increases from vendors that could not be passed on to customers which accounted for an estimated 2% of the margin decrease. The remaining decrease is primarily due to competitive pricing pressures in an economic downturn required to maintain our major vendor base and acquire new business.

OPERATING EXPENSES

For the quarter ended December 31, 2008, total operating expenses increased to $3,236,472. This represents an increase of $310,797 over last year’s same quarter ended total operating expenses of $2,925,675. The increase was primarily due to bad debt expense increase of $234,830 associated with the recent bankruptcy filings of Circuit City and eToys which accounted for approximately 42% of the of the increase from the same period in the prior year. The remaining increase is primarily associated with additional rent for temporary warehouse space at our logistics facility.

INCOME FROM OPERATIONS

Income from operations decreased $285,508 this quarter, to $535,371 for the three months ended December 31, 2008 from $820,879 for the same period ended December 31, 2007 despite the 21% increase in net sales. This decrease was primarily due to reduced profit margins which were affected by late season vendor price increases and decreased margins due to competitive pricing during the economic downturn and increased General and Administrative (“G&A”) costs for bad debt expense and temporary warehouse space.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) increased to $71,670 for the three months ended December 31, 2008 from $53,948 for the same period in 2007. The increase of interest expenses was primarily due to the increase in financing required to carry our 44% inventory increase from December 31, 2008 as compared to December 31, 2007.

INCOME TAXES

The provision for income taxes increased by $36,802 for the three months ended December 31, 2008 as compared to the same ending December 31, 2007 due to an unexpected payment made for alternative minimum tax. For the three months ended December 31, 2008 and 2007, the Company did not record any additional tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.

NET INCOME

For the three months ended December 31, 2008 net income decreased to $463,701 from $766,931 for the same period in 2007. The decrease was primarily due to reduced profit margins which were affected by late season vendor price increases and decreased margins due to competitive pricing during the economic downturn and increased G&A costs associated with bad debt expense related to Circuit City and eToys bankruptcy filings and temporary warehouse space for our logistics operation.

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2007

NET SALES

Net sales for the nine months ended December 31, 2008 decreased to $30,998,308 from $32,337,712, a decrease of $1,339,404 as compared to the same period ended December 31, 2007. This decrease was primarily due to the loss of business from a major customer. This business was intended to be replaced by Circuit City however, shipments to Circuit City were withheld because of persistent warnings of their pending bankruptcy filing.

GROSS PROFIT

Our gross profit for the nine months ended December 31, 2008 decreased to $5,995,443 from $7,278,736, a decrease of $1,283,293 as compared to the same period in the prior year primarily due to the decrease in revenue and increased product cost for the comparable periods. As a percentage of revenues, our gross profit for the nine months ended December 31, 2008 decreased to 19.3% from 22.5% for the same period in 2007. The decrease of gross profit as a percentage of revenues was similar to the one for three months ended December 31, 2008 compared to the three months ended December 31, 2007.

OPERATING EXPENSES

For the nine months ended December 31, 2008, total operating expenses increased to $6,373,963 from $6,231,100 for the nine months ended December 31, 2007, an increase of $142,863. The reason for the increase in operating expenses is the same as for the three month period ended December 31, 2008.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) increased to $104,761from $75,739 for the same period in 2007. The increase was primarily due to additional interest expense required to finance our 44% inventory increase from December 31, 2008 over December 31, 2007.

INCOME TAXES

The provision for income taxes increased by $36,802 for the nine months ended December 31, 2008 as compared to the same ending December 31, 2007 due to an unexpected payment made for alternative minimum tax. For the nine months ended December 31, 2008 and 2007, the Company did not record any additional tax provision because it had a net operating loss for the nine months ended December 31, 2008 and had sufficient net operation loss from previous periods to offset the income for the nine months ended December 31, 2007.

NET LOSS/INCOME

We incurred a net loss of $483,191 for the nine months ended December 31, 2008 compared to a net profit of $971,897 for the same period in 2007. The $1,455,088 decrease in net income from the same period in the prior year is attributed to decreased gross profit due to late season price increases from product vendors, competitive pricing pressures to maintain business during an economic downturn and increased general and administrative expenses due to increases startup costs associated with our related party logistics operation.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had cash on hand of $1,799,151 as compared to cash on hand of $956,280 as of December 31, 2007. We had working capital of $2,669,572 as of December 31, 2008.

Net cash used by operating activities was $921,763 for the nine months ended December 31, 2008, as compared to $4,860,286 used by operating activities the same period a year ago. The decrease in net cash used was a result of the following factors: A decrease in accounts receivable and an increase of accounts payable to Hong Kong and related party suppliers. These increases to cash used by operations were offset by an increase in inventory from late product shipments and the withholding of shipments to Circuit City..

Net cash used by investing activities for the nine months ended December 31, 2008 was $720,150 as compared to $373,533 used by investing activities for the same period ended in 2007. This increase was caused primarily by the purchase of additional tools and a business computer system.

Net cash provided by financing activities was $2,993,248 for the nine months ended December 31, 2008, as compared to cash provided by financing activities of $5,001,198 for the same period ended in 2007. The Company relied on the recent accounts receivable factoring facility with DBS Bank for financing replacing the prior year’s reliance on related party financing. There were no warrants or options exercised during the nine months ended December 31, 2008 compared to the same period in 2007 when we recognized proceeds of $630,881 from the exercise of stock options and 2,500,000 warrants exercised by koncept International Limited, a related party. In addition there was an increase of $695,919 due from factors at December 31, 2008 compared to the same date in the prior year as a result of in-transit funds between factors and our primary lender DBS Bank. The remaining difference was primarily due to increases in related party borrowings.

As of December 31, 2008, our unrestricted cash on hand was $1,799,151. Our average monthly general and administrative expenses are approximately $330,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 87.8% and 94% of net sales in fiscal 2008 and 2007, respectively.

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

INFLATION

Inflation has not had a significant impact on our operations. We generally have adjusted our prices to track changes in the Consumer Price Index since prices we charge are generally not fixed by long-term contracts.

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

COLLECTIBILITY OF ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is based on management's estimates of the creditworthiness of our customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls. We reported certain material weaknesses in our internal controls over financial reporting in our annual report on Form 10-K for the year ended March 31, 2008. Management believes that it has adequately remedied two weaknesses during the period covered by this report. We addressed the lack of accounting management personnel by hiring a Controller experienced in retail distribution and appointed an interim Chief Financial Officer to oversee the financial management of the Company. To remedy the weakness identified as “transition of accounting systems” we completed a migration and upgrade to a new business/accounting system and provided required staff training with regards to its use.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

CURRENT LEVELS OF SECURITIES AND FINANCIAL MARKET VOLATILITY ARE UNPRECEDENTED.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers. We believe these credit market disruptions have likely decreased our ability to access debt and equity financing. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

WE HAVE CASH BALANCES HELD IN FOREIGN FINANCIAL INSTITUTIONS WHICH ARE NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION OR OTHER INSURER.

The Company maintains cash balances in foreign financial institutions. The Company’s cash balances in foreign financial banks are not insured by the federal deposit insurance corporation or any other insurer. The uninsured amounts at December 31, 2008 and March 31, 2008 are $1,160,668 and $407,376, respectively. Should one or more of these foreign financial institutions experience disruption or fail, a temporary or permanent freeze or loss of some or all of the Company’s funds, as the case may be, would likely adversely affect our business and financial results.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

OUR COMMON STOCK MAY BE DELISTED FROM THE NYSE ALTERNEXT US, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

On September 16, 2008, we received notice from The American Stock Exchange (which subsequently became the NYSE Alternext US) (the "Exchange") that we had fallen below the continued listing standards of the Exchange and that its listing is being continued pursuant to an extension. Specifically, for the quarter ended June 30, 2008, we were not in compliance with Section 1003(a)(ii) of the Exchange Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years. The Company was required to respond to the Exchange by October 23, 2008 and has submitted the plan indicating how the Company intends to meet the net equity requirement of $4,000,000. In a letter dated December 12, 2008 the Company was officially notified that the Exchange has accepted the Company’s plan of compliance and the Company has until March 31, 2009 to complete the plan and regain compliance with Section 1003(a)(ii) of the Exchange’s Company Guide.  Staff advised the Company that it will be subject to periodic review by Exchange Staff during the extension period and that failure to make progress consistent with the Company’s plan could result in delisting. For the quarters ended June 30, 2008, September 30, 2008, and December 31, 2008, the Company was not in compliance with Section 1003(a)(ii) of the Exchange Company Guide with shareholders' equity of less than $4,000,000 and net losses in three of its four most recent fiscal years. The Company faces a significant possibility of delisting unless the Company improves net income from operations in the fourth quarter which, due to the seasonality of the business, is traditionally not profitable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon any of our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The 2008 Annual Stockholders Meeting (the “Annual Meeting”) was held on Monday, December 15, 2008. The first item for consideration was the re-election of directors. Each of the directors set forth below were re-elected to serve as directors of the Company each to serve for a term of one year until the Company’s 2009 annual meeting of stockholders by the following votes:

Director’s Name	For	Withheld

Bernard Appel	18,360,970	635,807

Peter Hon	18,045,845	950,932

Harvey Judkowitz	18,310,326	686,451

Carol Lau	18,290,238	706,539

Yat Tung Lau	17,995,201	1,001,576

Stewart Merkin	18,114,077	882,700

The second item for consideration was the ratification of the Audit Committee's appointment of Berkovits & Company, LLP as our independent certified public accountants for the fiscal year ending March 31, 2009.

For	Against	Abstain
18,989,057	7,000	720

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

THE SINGING MACHINE COMPANY, INC.

Date: February 17, 2009	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer