Form 10-K
period 2009-03-31
SINGING MACHINE CO INC
filed 2009-06-29
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
      (Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
OR
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

NYSE Amex Equities
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act).:

   Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of September 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the NYSE Amex Equities of $0.19 was approximately $2,588,653.86 (based on 13,624,494 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 15, 2009 was 37,449,432.
DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings ‘‘Risk Factors’’, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Business’’ and elsewhere in this Annual Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc., doing business as SMC Global, (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, accessories, music, musical instruments, and licensed youth electronic products. We contract for the manufacturing of all our electronic equipment products with factories located in China. We also produce and market karaoke music, including compact discs plus graphics ("CD+G's"), which contain music and lyrics of popular songs for use with karaoke recording equipment. We obtain the song licenses from major publishers such as EMI, Universal, Sony and Warner and contract for the reproduction of music recordings with independent studios.  We have also begun collaborating with a music download service provider for an expanded library of musical selections. This collaboration provides the Company with not only an expanded library of music for sale and distribution; it opens up the Company’s music sales to customers who purchase our competitors’ karaoke machines as well. Further, the capabilities of the Company’s new download music distribution system includes the ability to stream selections from this expanded content library, creating the opportunity to open new revenue sources through the sale of subscriptions. The Company is also in the process of expanding its web presence by creating a hosted cyber-community where customers can upload their individual karaoke performances to share.

We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we are the first company to introduce the home karaoke products to the United States (“U.S.”). In May 1994, we merged into a wholly-owned subsidiary incorporated in Delaware with the same name. As a result of that merger, the Delaware corporation became the successor to the business and operations of the California corporation and retained the name The Singing Machine Company, Inc. (“SMC”). In July 1994, we formed a wholly owned subsidiary in Hong Kong, known as International SMC (HK) Ltd. ("International SMC" or "Hong Kong subsidiary"), to coordinate our engineering, production, logistics and financial operations in China.  In September 2006, International SMC was sold to See Bright Investments Limited, a non-related third party. In December 2005, we formed a wholly-owned subsidiary SMC (Comercial Offshore De Macau) Limitada in Macau, China (“SMC Macau” or “Macau subsidiary”), to provide sales, financing, shipping, engineering and sourcing support for Singing Machine and Subsidiaries. Our Macau subsidiary has been approved to operate its business in Macau as Macau Offshore Company (MOC) and is exempt for the Macau corporate income tax. In February 2008, we formed a wholly-owned subsidiary SMC Logistics, Inc. (“SMC-L”), a California corporation, to manage the U.S. domestic logistics and fulfillment warehouse servicing for the Company and in April 2008 a wholly-owned subsidiary, SMC Music, Inc. (“SMC-M”) to contract with third party music providers.

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

We have been listed on the NYSE Amex Equities (“AMEX”) (formerly known as the American Stock Exchange) since March 8, 2001, however we have received notice from AMEX that it has determined that our common stock will be delisted and no longer trade on the exchange.  The Company has until June 29, 2009 to formally appeal AMEX’s decision, after which time the AMEX Staff’s determination will become final.  Our board of directors has decided at this time that it is not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX.  The Company believes that AMEX’s insistence that the Company perform a reverse stock split is subjective and does not consider the current economic turmoil in the global markets. Management also believes performing a reverse stock split would significantly harm the Company and diminish shareholder’s value. In addition, the Company has elected not to appeal the decision and intends to seek admission to the Over the Counter Bulleting Board (“OTCBB”) for the following reasons:

(a)	Due to being listed on AMEX, the Company has incurred substantial annual listing fees, additional listing application fees, and professional service fees which can approach six figures each year;
(b)	The OTCBB requires no annual listing fees or additional listing application fees;
(c)	Management believes that performing a reverse stock split as requested by AMEX is not in the best interest of the Company or its shareholders; and
(d)	Management believes it will have closer, more personal contact with its market makers and shareholders on the OTCBB.

The Company will seek to have its common stock traded on the OTC BB shortly after trading is suspended on AMEX, which will approximately be on or about July 2, 2009, however such date is approximate due to various administrative schedules at Amex and the SEC. Our common stock currently trades on AMEX under the stock symbol “SMD,” however, the symbol will likely change, particularly if the Company’s common stock becomes quoted on the OTCBB. Our principal executive offices are located in Coconut Creek, Florida.

We have raised approximately $6 million in equity investments from investors in Hong Kong from February 2006 to June 2007. The investors include two major suppliers: koncepts International Limited (part of the Starlight International Holdings Ltd Group) and Arts Electronics Co., Ltd. We believe the investments from these major suppliers underscore their support to the Company.

koncepts International Limited (“koncepts”) is a major stockholder of the Company, owning approximately 52% of our shares of common stock outstanding on a fully diluted basis as of June 15, 2009.  koncepts is an indirect wholly-owned subsidiary of Starlight International Holdings Limited (“Starlight International”), a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Starlight International’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Starlight International, including Starlight Marketing Limited, Cosmo Communications Corporation, Starlite Consumer Electronics (USA), Inc., and Starlight Marketing Macao Commercial Offshore Limited, among others (Starlight International and its subsidiaries collectively referred to herein as the “Starlight Group”).

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the development, manufacture, and marketing of home entertainment based consumer electronics. The Company will also seek new revenue opportunities through web-based content delivery and the creation of a community based entertainment platforms. We also intend to leverage our position as an affiliate of the Starlight Group to capitalize on synergies which exist therein and to exercise our knowledge of the electronics business to grow revenue. The Company intends to leverage our valuable customer base and strong relationships with our factories to achieve our organic and external growth initiatives.

Organic Growth Strategy

We intend to pursue various initiatives to execute our organic growth strategy which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development.  Key elements of our organic growth strategy include:

Business Focus and Public Perceptions. Historically karaoke has been our core business.  The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business.   The Company has therefore refocused its self-perception and is determined to build on its success by defining ourself as a provider of quality in home entertainment – not just home karaoke. Critical to this strategy is a move to add value to our core business of karaoke machine sales.  We believe that by bundling our karaoke machine products with content such as Compact Disc, Electronic Download, Streaming Media, Community Performance Hosting, and by creating quality, wholesome, home entertainment for the entire family we will not only sell more products, we will find new sources of revenue.  Using our existing key relationships with our customers and factories, and by adding new relationships with key content providers, we believe we can achieve more top-line growth by utilizing these relationships to design and distribute a more diversified line of consumer electronics. This should allow our Company to reduce our dependency on a single karaoke product and minimize our exposure to the volatility of the karaoke market in general.

Develop new features for karaoke equipment. The technology development in the karaoke market has been stagnant since 2004. We believe that in order to revitalize the karaoke market, we need to incorporate new technologies.  We are currently developing new karaoke products which will host a number of unique features which we believe will diversity us from the rest of the industry.  We are currently developing a new feature set for our karaoke machines which allow digital audio and video recording of our customer’s in home karaoke performance.  Once recorded the customer would then be able to email or upload the performance to community based websites such as YouTube®, or our own community website.  We anticipate later versions of this technology will support WiFi interaction to make the machine an internet appliance capable of accessing our music store to purchase a subscription of unlimited downloads for a day, week, or year based on the type of subscription purchased.  We also plan to introduce performance scoring or rating so that customers will be able to have in-home competitions with full video playback to enhance the home entertainment experience.  We have been working with our supplier, Starlight International, parent of koncepts, as well as other technology providers who each have strong research and development skills to bring these new concepts and devices to life.  We believe the development of new products will not only reinforce our leadership position in the karaoke market, but will lead to increased sales and other opportunities which will remake the Company into a purveyor of quality in-home entertainment instead of simply being a supplier of single sale electronic devices.

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

Exploit Synergies from Within the Starlight Group. We are always looking to increase profitability or revenue through synergy recognition. The Company has recognized an opportunity to offer our existing warehouse and logistics services to the Starlight Group for a fee. The fee arrangement was negotiated at arm’s length and represents a significant expense reimbursement opportunity for the Company. Not only does the Starlight Group get a partner for its domestic U.S. warehousing and logistics, we get service fees which defray the cost of our own historical warehouse expense.  We are currently exploring other synergies including customer representative relationships, customer service functions and accounting services. These opportunities may lead to new top line revenue growth and enhance profitability.

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

Acquisition Environment. Most of the major retailers in the United States prefer to buy the products from the factories directly.  This has changed the traditional distribution model by eliminating the importers and brokers.   In addition, the cost of products has seen a dramatic increase due to spiraling prices of petroleum based products, increasing labor costs in key manufacturing regions such as China, and the currency arbitrage risks with the decline in the value of the U.S. dollar.  In light of these developments, product costs have spiked while retail prices have been cut dramatically.  We believe that the small to medium size companies who primarily depended on a constant significant profit margin will not be able to compete in this business environment. At the same time, capital funding is limited in the electronics market. Public and private equity are generally difficult to access, especially for those companies with inadequate management resources, unproven management and a lack of market leadership.  As a member of the Starlight Group, we have access to product development and engineering resources that our competitors do not have. We also have access to financing for operations and product purchases at rates which are not otherwise available to our competitors, however for fiscal year 2010 we anticipate access to capital funding will be limited.

Opportunity for the Company. Based on preliminary discussions with potential targets, we believe that an acquisition will be attractive to the potential targets because of the following:

•	The existence of a diversified management team and the seasoned board of directors, who have significant experience operating businesses in the United States and working with factories in China;
•	What we believe to be an efficient business model, which is characterized by a rapid product development cycle, low operational costs and high inventory turn over;
•
The existence of strong relationships with key factories in China. Two of our major stockholders are also major factories in China which provides us with lower production costs and vendor financing; and

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

PRODUCT LINES

We currently have three different product lines which consists in total of over 50 different models.  The product lines consist of the following:

•
Karaoke Machines that incorporate such features as CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, built-in camera, video cassette recorders, and home theater systems. Our machines sell at retail prices ranging from $30 for basic units to $200 for semi-professional units

•
Music which includes a song library of over 2,500 recordings, which we license from the respective publishers.  Our library of master recordings covers an eclectic range of musical tastes including popular hits, golden oldies, country, rock and roll, Motown, Christian, Latin, and Rap. We offer an exclusive line of Original Artist karaoke music under the monikers of “Real Karaoke” and “Motown Original Artist Karaoke”. Our music sells at retail prices ranging from $6.99 to $19.99. Additionally, we have executed an agreement with a third party to provide digital music content.  The digital content consists of a library of over 5,000 songs which can be individually downloaded and burned to CD+G format using our own proprietary software.

•
Musical Instruments which we sell under the “Sound X” ™ brand. These include digital drum sets and keyboards. The retail price will range from $49 to $299. In the winter of 2009 we will add a “Sound X Kids” ™ line of musical instruments targeted towards children to “tween” age demographics.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold in the following stores, among others: Costco, J.C. Penney, Toys R’ Us, Kohl's, Wal-Mart.com and Sam's Club. Our sales strategy include offering domestic sales as well as direct import sales made direct to the customer.

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

In fiscal 2009, approximately 54% of sales revenues were from direct sales and 46% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2009, 2008, and 2007, were approximately 61%, 62%, and 58%, respectively. In fiscal 2009, the top three major customers accounted for 21%, 18% and 10% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them.  A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show which takes place each January in Las Vegas; the American Toy Fair which occurs each February in New York and the Hong Kong Electronics Show stages each October in Hong Kong.

We believe the Singing Machine brand is one of the most widely recognized karaoke brands in the United States and Europe. While we continue to heavily focus on our core karaoke business, we are expanding our business into other product categories. Our strong product procurement team in Hong Kong and China combined with our experienced sales and service team in North America enables us to compete not only in the karaoke market but also in other markets, such as musical instruments, licensed toy products and other consumer electronics products.

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error.  Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders.  Recently the increasingly competitive environment and declining economic conditions has forced the Company to extend more liberal return authorizations as a marketing tool to extend, prolong or develop deeper business relationships with key customers. Our total returns represented 9.4%, 8.6%, and 13.4% of our net sales in fiscal 2009, 2008, and 2007, respectively.

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

TOTAL LICENSE SALES
FOR THE FISCAL YEAR ENDED
March 31,

	2009	2008	2007

MTV	0.0%	0.0%	8.9%
Bratz	6.2%	15.0%	0.0%

Total Licenses Sales	6.2%	15.0%	8.9%

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in Florida and California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout North America from consignment inventories maintained at our distributor warehouse facilities. In the fiscal year ended March 31, 2009, approximately 46% of our sales were sales from our domestic warehouses ("Domestic Sales") and 54% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2010, we anticipate that 99% of our karaoke products will be produced by one of these factories, which has verbally agreed to extend the financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2010. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located (See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2010" on page 9). In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels. We use outside companies to mass-produce the CD+G's once the masters have been completed.

While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply.   We depend on limited suppliers for some key components and the loss of any single supplier may have a material long-term adverse effect on our business, operations, or financial condition. To ensure that our high standards of product quality are met and that factories consistently meet our shipping schedules, we utilize Hong Kong and China based employees as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2009, 2008, and 2007, warranty claims have not been material to our results of operations.

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

TRADEMARKS AND PATENTS

We have obtained registered trademarks for The Singing Machine name and the logo in the U.S. and in the European Union. We have also filed trademark applications in Australia and Hong Kong.  We also filed various trademarks for our products. In 2003 we also obtained two U.S. design patents for karaoke machines, patent numbers US D505,960 S and US D524,325 S which expire in 2017.

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

GOVERNMENT REGULATION

Our karaoke machines must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. Our karaoke machines sold in the U.S. are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. ("ULE") or Electronic Testing Laboratories ("ETL"). In Europe and other foreign countries, our products are manufactured to meet the Consumer Electronics (“CE”) marking requirements. CE marking is a mandatory European product marking and certification system for certain designated products. When affixed to a product and product packaging, CE marking indicates that a particular product complies with all applicable European product safety, health and environmental requirements within the CE marking system. Products complying with CE marking are now accepted to be safe in 28 European countries. However, ULE or ETL certification does not mean that a product complies with the product safety, health and environmental regulations contained in all fifty states in the United States. Therefore, we maintain a quality control program designed to ensure compliance with all applicable U.S. and federal laws pertaining to the sale of our products. Our production and sale of music products is subject to federal copyright laws.

The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent "normal trade relations" ("NTR") status under U.S. tariff laws, which provides a favorable category of U.S. import duties. China's NTR status became permanent on January 1, 2002. This substantially reduces the possibility of China losing its NTR status, which would result in increasing costs for us.

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2009, we had inventory of $4.7 million (net of reserves totaling $745,389) compared to inventory of $3.5 million as of March 31, 2008 (net of reserves totaling $497,985).

Our financing of seasonal working capital during fiscal 2009 was from vendor financing and factoring the accounts receivables.

We anticipate our affiliate, Starlight International, will provide financing to the Company through March 31, 2010.

During Fiscal 2010, we plan on financing our inventory purchases by using credit lines that have been extended to us by the factories in China, a letter of credit facility to pay factories provided by our DBS financing facility and with letters of credit that are issued by our customers to be used as collateral for payment to our vendors.

EMPLOYEES

As of June 15, 2009 we employed thirty people, all of whom are full-time employees, with the exception of our chief executive officer who divides his time between managing the Company and his legal practice. Two of our employees are located at SMC Macau’s offices. The remaining employees are based in the U.S., including one executive officer, fifteen engaged in warehousing and administrative logistics/technical support and thirteen in accounting, marketing, sales and administrative functions.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE ENTERED INTO AN AGREEMENT WITH OUR AFFILIATES, STARLITE CONSUMER ELECTRONICS (USA), INC. AND COSMO COMMUNICATIONS CORPORATION, TO MANAGE THEIR LOGISTICS AND FULFILLMENT SERVICES IN THE UNITED STATES.  IF WE ARE UNABLE TO PERFORM UNDER THIS AGREEMENT, IT COULD NEGATIVELY IMPACT OUR REVENUES AND CASH FLOW.

On May 23, 2008 we entered into a services agreement to receive orders, warehouse, and ship all of the Starlight Group’s U.S. domestic goods. The value of this contract is approximately $1.1 million per year. If we are unable to perform the duties under this contract, it could negatively impact our revenue and cash flow.

WE ARE RELYING ON A FACTORING FACILITY TO FINANCE OUR ACCOUNTS RECEIVABLE. THE LOSS OF THE FACTORING FACILITY MAY CAUSE A PROBLEM TO FULFILL THE CUSTOMER ORDERS AND THE LOSS OF THE REVENUES.

We currently have a factoring facility with DBS Bank (Macao Branch) to finance our accounts receivable. If we lose our banking facility, we may need to borrow a bridge loan or request the factories to extend the payment terms. If we fail to do so, we may suffer cash flow problems and not be able to fulfill customer orders.

THE MUSIC INDUSTRY HAS BEEN EXPERIENCING CONTINUING DECLINE OF COMPACT DISC (CD) SALES. OUR KARAOKE CD SALES COULD DECLINE FURTHER IN THE FUTURE.

Due to the expansion of the music download business, the sales of Compact Discs (CD) have been declining in recent years. Our karaoke CD sale has been declining since year 2004 and may continue to decline in the future. Music revenue accounts for less than 1% of our total revenues.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2009 and 2008 were approximately 61% and 62%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON OUR AFFILIATE COMPANIES WHICH ARE A PART OF THE STARLIGHT GROUP TO MANUFACTURE AND PRODUCE THE MAJORITY OF OUR KARAOKE MACHINES FOR FISCAL 2010, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out an agreement with our main supplier in China to produce most of our karaoke machines for fiscal 2010. If the factory is  unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2009 and 2008, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $3.1 million or 9.7% of our net sales in fiscal 2009. A majority of these returns resulted from defective manufacturing from two of our main factories. These factories have agreed to waive a majority of the repair and freight charges due to the abnormally high percentage of returns. If this occurs again in the future and our factories are unwilling to waive repair or freight costs this will adversely reduce our revenues and profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2009, our sales to customers in the United States decreased because of increased price competition and deteriorating economic conditions. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $339,343 during fiscal 2009 and $458,099 during fiscal 2008. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2009 we had $4.7 million in inventory on hand. It is important that we sell this inventory during fiscal 2010, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT A COMPETITIVE MARKET.

Over the past year, our gross profit margins have generally decreased due to competition, increasing costs and deteriorating economic conditions except for fiscal 2005 when we developed several new models, which were in demand and yielded higher profit margins. We expect that our gross profit margin might stabilize in fiscal 2010 provided that the worldwide economy begins to recover.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 92.0%, 87.0%, and 94.0% of net sales in fiscal 2009, 2008, and 2007, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Memorex and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music; we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2009, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2010. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and video cassettes.

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

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS' RECEIPT OF INVENTORY.

We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facility in City of Industry, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced and our results of operations adversely affected.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We are using four factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2010. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 15, 2009 we are aware of only four customers, FAO Schwarz, Musicland, KB Toys, and e-Toys, which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST.

During fiscal 2009, approximately 46.0% of our sales were domestic warehouse sales, which were made from our warehouses in California and Florida. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we could not get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

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
CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China.  During the fiscal year ended March 31, 2009, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency.   However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates.  Although currently pegged to the U.S. dollar, in the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time.  Any significant increase in the cost of manufacturing our products would have a material adverse affect on our business and results of operations.

INCREASED RAW MATERIAL/PRODUCTION PRICING

The fluctuations in the price of oil has and will continue to affect the Company in connection the sourcing and utilizing petroleum based raw materials and services.  The cost of trans-oceanic shipping, plastic and the like are driving up the price our suppliers charge us for finished goods.  Also, there have been a series of labor related regulations instituted in China which impact wages and thus the cost of production which may result in our suppliers demanding higher prices for our finished goods.  This issue is common to all companies in the same type of business and if the Company is not able to negotiate lower costs, or reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

OUR COMMON STOCK WILL BE DELISTED FROM AMEX, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

On September 16, 2008, the Company received notice from AMEX indicating that the Company was below certain requirements of AMEX’s continued listing standards as of June 30, 2008. Specifically, shareholders’ equity was less than $4,000,000 and there were losses from continuing operations in three of its four most recent fiscal years, as set forth in Section 1003(a)(ii) of AMEX’s Company Guide.  In response, the Company submitted a timely plan of compliance to AMEX (the “Plan”).  In a letter dated December 12, 2008 from AMEX, the Company was officially notified that AMEX had accepted the Company’s Plan and that the Company had until March 31, 2009 to complete the Plan and regain compliance with Section 1003(a)(ii) of AMEX’s Company Guide.  AMEX Staff advised the Company that it would be subject to periodic review by AMEX during the extension period and that failure to make progress consistent with the Company’s Plan could result in delisting. Also in that same letter dated December 12, 2008, AMEX Staff notified the Company that it deemed the Company’s common stock selling price as too low. AMEX informed the Company that it must address its low selling price by June 12, 2009 in order to remain in compliance with AMEX Company Guide Section 1003(f)(v).

In April 2009, the Company notified AMEX that it would not be able to meet its goals set forth in the prior Plan. In particular, the Company notified AMEX that it would not be in compliance with AMEX’s listing requirement of shareholders’ equity of $4,000,000 as of the end of the fiscal year ended March 31, 2009. The Company submitted a second revised plan (“Revised Plan”) to AMEX to request more time and to show that it could regain compliance by March 31, 2010. AMEX reviewed the Revised Plan and notified the Company on June 22, 2009 that the Company was still not in compliance with Section 1003(a)(ii) due to the Company having shareholders’ equity of less than $4,000,000. AMEX also indicated that the Company was subject to Section 1002(b) of the AMEX Company Guide as a result of its depressed selling price per share, which the Company had not remedied by the June 12, 2009 deadline.  The AMEX Staff additionally stated that in reaching its decision it considered that the Company has failed to meet minimum listing standards on repeated occasions.  Consequently, AMEX stated that it had concluded that it is appropriate to initiate immediate delisting proceedings at this time. The Company has until June 29, 2009 to formally appeal AMEX’s decision, after which time the AMEX Staff’s determination will become final.  At that time, the AMEX Staff will suspend trading in the Company’s securities and file an application with the SEC to strike the Company’s common stock from listing and registration on AMEX in accordance with Section 12 of the Exchange Act and the rules promulgated thereunder. Our board of directors has decided at this time that it is not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX, particularly in light of the fact that the Company’s appeal would likely have little chance of success.

 Once the AMEX delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

  •   a limited availability of market quotations for our securities;

  •   a reduced liquidity with respect to our securities;

  •  a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock; and

  •   a decreased ability to issue additional securities or obtain additional financing in the future.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2004 through March 31, 2009, our common stock has traded between a high of $1.60 and a low of $0.07. During this period, we incurred a net loss of $2.2 million in Fiscal 2009, a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.  Moving from AMEX to the OTCBB may also cause additional volatility which may cause our stock price to decline further.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of March 31, 2009, investors held a short position of approximately 26,000 shares of our common stock which represented 0.1% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.  Additionally, if our stock price declines, it may be more difficult for us to raise capital.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2009, there were outstanding stock options to purchase an aggregate of 1,133,215 shares of common stock at exercise prices ranging from $0.11 to $9.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.58 per share. As of March 31, 2008, there were outstanding and immediately exercisable options to purchase an aggregate of 1,029,296 shares of common stock. There were outstanding stock warrants to purchase 2,500,000 shares of common stock at an average exercise price of $.315 per share, all of which are exercisable.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 15, 2009 there were 37,449,432 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock.  As of June 15, 2009, we had 37,449,432 shares of common stock issued and outstanding and an aggregate of 3,633,215 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 58,917,353 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY AND COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Delaware law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our Company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. These provisions of our certificate of incorporation include: authorizing our board of directors to issue additional preferred stock, limiting the persons who may call special meetings of shareholders, and establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR   COMMON STOCK MAY BE ADVERSELY AFFECTED.

Our internal controls over financial reporting have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our management’s assessment of internal controls over financial reporting have identified weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. The material weaknesses were primarily due to the following: (i) lack of procedure to collect on past-due accounts receivable in our Macau subsidiary, which has resulted in some accounts remaining uncollected in excess of 90 days; and (ii) lack of formalized financial closing procedures which has hindered scheduled closing in a timely manner, resulting in the Company’s accounting department receiving supplemental information regarding certain items which require adjustment after the initial closing has taken place. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of our management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of the Company’s internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Coconut Creek, Florida where we lease approximately 8,000 square feet office and warehouse facility. The lease expires on May 31, 2010. The annual rental expense is $102,194.

We lease one warehouse facility in City of Industry, California. The City of Industry warehouse facility has 90,000 square feet (with an option to acquire an additional 90,000 square feet) and the lease expires on April 30, 2013. The annual rental expense is approximately $600,000.

We have a 1,500 square foot office space in Macau.  The lease expires in August 2009.  The annual rent expense is $8,400. Management is currently negotiating to renew the lease for two years at the same or lower rent.

We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NYSE Amex Equities (“AMEX”) under the symbol "SMD, however the Company currently faces delisting. See Note 9 to the Financial Statements for additional information." Set forth below is the range of high and low information for our common stock as traded on the AMEX during Fiscal 2009 and Fiscal 2008.

FISCAL PERIOD	HIGH	LOW

Fiscal 2009:
First quarter (April 1 - June 30, 2008)	$0.32	$0.20
Second quarter (July 1 - September 30, 2008)	0.23	0.12
Third quarter (October 1 - December 31, 2008)	0.18	0.07
Fourth quarter (January 1 - March 31, 2009)	0.17	0.08

Fiscal 2008:
First quarter (April 1 - June 30, 2007)	$0.87	$0.60
Second quarter (July 1 - September 30, 2007)	0.90	0.34
Third quarter (October 1 - December 31, 2007)	0.78	0.29
Fourth quarter (January 1 - March 31, 2008)	0.35	0.20

As of June 15, 2009, there were approximately 355 record holders of our outstanding common stock, solely based upon the count our transfer agent provided us as of that date. This number does not include:

•	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

DIVIDENDS

We have never declared or paid cash dividends on our common stock and our Board of Directors intends to continue its policy for the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2009:

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR FUTURE
ISSUANCE UNDER EQUITY
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))
Equity Compensation Plans approved by Security Holders	1,133,215	$.58	727,320

Equity Compensation Plans Not approved by Security Holders	0	$0	0

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended March 31, 2009 the Company issued 4,750,556 shares of its common stock.

On March 25, 2009, the Company issued 2,267,220 shares of common stock to Arts Electronics, Ltd for $226,722 ($0.10 per share) to offset a trade payable.

On March 25, 2009, the Company issued 2,450,000 shares of common stock to koncepts International Limited for $245,000 ($0.10 per share) to offset a trade payable.

On October 9, 2008, the Company issued 33,336 shares of common stock to our Board of Directors at $0.45 per share, pursuant to our annual director compensation plan.

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd., a wholly-owned subsidiary of Starlight International, for $197,500 ($.21 per share) to offset a trade payable.

All of the above issuances and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.  No advertising or general solicitation was employed in offering the securities.  The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Singing Machine or executive officers of the Singing Machine, and transfer was restricted by the Singing Machine in accordance with the requirement of the Securities Act.  In addition to representations by the above-reference persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.  Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2009, 2008, and 2007 and the balance sheet data at March 31, 2009 and 2008 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The statement of operations data for the year ended March 31, 2006 and 2005 and the balance sheet data at March 31, 2007, 2006 and 2005 are derived from our audited financial statements which are not included in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods.

	2009	2008	2007	2006	2005
Statement of Operations:
Net Sales	$31,780,709	$34,067,871	$26,732,144	$32,305,560	$38,209,825
Income (loss) before income taxes	$(2,154,563)	$1,712	$(1,714,988)	$(1,905,250)	$(3,591,975)
Income tax benefit (expense)	$(36,652)	$0	$2,453,576	$0	$0
Net income (loss)	$(2,191,215)	$1,712	$738,588	$(1,905,250)	$(3,591,975)
Balance Sheet:
Working capital	$1,535,498	$3,300,422	$2,394,796	$(4,274,100)	$(3,378,528)
Current ratio	127%	204%	187%	48%	65%
Property, plant and equipment, net	$886,770	$598,280	$446,510	$513,615	$1,038,843
Total assets	$8,325,724	$7,236,167	$5,657,800	$4,524,267	$7,668,808
Shareholders' equity	$2,578,897	$4,068,064	$2,897,359	$(3,661,798)	$(1,985,023)
Per Share Data:
Income (loss) per common share – basic	$(0.07)	$0.000	$0.04	$(0.19)	$(0.39)
Income (loss) per common share – diluted	$(0.07)	$0.000	$0.03	$(0.19)	$(0.39)
Cash dividends paid	0	0	0	0	0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes filed herewith. Our fiscal year ends March 31. This document contains certain forward-looking statements regarding anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Statements included in this Annual Report that do not relate to present or historical conditions are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects,” “plans,” “should,” “could,” “will,” and similar expressions are intended to identify forward-looking statements. Our ability to predict or project future results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2009 (“Fiscal 2009”) were to:

•	increase the revenues by expanding our product lines and customer base;
•	continue to drive down the operating costs;
•	turn the operations to profit;
•	obtain better financing facilities; and
•	raise additional equity.

We believe that our efforts to meet our goals in Fiscal 2009 were adversely affected by the decline in worldwide economic conditions. More specifically, we experienced increased competitive pricing pressures, lack of stability and confidence in the retail market, a substantial increase of returned goods, quality issues with one of our major suppliers, and additional startup expenses associated with our logistics operation. During Fiscal 2009, our revenue has decreased by 6.7%, and gross margin decreased by 3.8% while total operating expenses increased by 5.9%.  Our decrease in revenue was primarily due to one our large customers, Circuit City, filing for bankruptcy protection and therefore not electing to purchase inventory we had manufactured for them and increased pricing and return concessions due to economic conditions.  We also experienced increased operating costs due to freight expense associated with returns and startup costs associated with our logistics operations.  We did secure what we believe to be more favorable financing facility of $13 million with DBS Bank during Fiscal 2009.   We also issued approximately $472,000 of equity in exchange for reduced accounts payable with some of our vendors.  However, due to our net loss and reduced shareholder’s equity in Fiscal 2009 we have again been out of compliance with the AMEX’s listing requirements.  As a result, AMEX notified the Company on June 23, 2009 that the Company was still not in compliance with its listing requirements and that AMEX had determined that it is appropriate to initiate immediate delisting proceedings at this time. The Company has until June 29, 2009 to formally appeal AMEX’s decision, after which time the AMEX Staff’s determination will become final and AMEX will suspend trading in the Company’s securities and file an application with the SEC to strike the Company’s common stock from listing and registration on AMEX in accordance with Section 12 of the Exchange Act and the rules promulgated thereunder.  Our board of directors has decided at this time that it is not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX, particularly in light of the fact that the Company’s appeal would likely have little chance of success.  The Company is currently seeking to have its common stock quoted on the OTCBB.  Once the AMEX delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

  •   a limited availability of market quotations for our securities;

  •   a reduced liquidity with respect to our securities;

  •  a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock; and

  •   a decreased ability to issue additional securities or obtain additional financing in the future.
There is no guarantee that our common stock will be accepted for quotation on the OTCBB or that if our common stock is quoted on the OTCBB, that the price of our common stock will not decline further.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2009	2008	2007
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	81.3%	77.5%	77.1%
Operating Expenses	25.1%	22.1%	29.2%
Operating (Loss) Income	-6.4%	0.5%	-6.4%
Other (Expenses), Income, net	-0.4%	-0.5%	-0.1%
(Loss) Income before Taxes	-6.8%	0.1%	-6.5%
(Provision) Benefit for Income Taxes	-0.1%	0.0%	9.2%
Net (Loss) Income	-6.9%	0.1%	2.8%

FISCAL YEAR ENDED MARCH 31, 2009 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2008

NET SALES

Net sales for Fiscal 2009 were approximately $31.8 million. This represents a decrease of approximately $2.1 million as compared to approximately $34.1 million in the fiscal year ended March 31, 2008 (“Fiscal 2008”). The decrease in net sales was primarily due to a $2.4 million decrease in sales for our Bratz licensed products.   We believe this reduction is primarily due to the ongoing litigation between Mattel and MGA Entertainment over the alleged intellectual property infringement of the “Bratz” dolls by MGA Entertainment. We did experience a slight increase in sales of karaoke products which partially offset the $2.4 million reduction in revenue from licensed products, however we missed additional sales opportunities caused by late shipments from vendors and declining economic conditions which led to increased return and price concessions.  In addition, the bankruptcy filing of Circuit City presented an additional lost revenue opportunity of approximately $1.0 million.

We continue to develop additional features to our karaoke line to maintain and grow this core product.   Music now accounts for less that 1% of total revenue due to the overall CD sales decline in the entire music industry.  In an attempt to regain this revenue stream we have recently launched a music download program on our internet website to supplement our distribution of CDG discs.

GROSS PROFIT

Gross profit for Fiscal 2009 was approximately $5.9 million or 18.7% of total revenues compared to approximately $7.7 million or 22.5% of sales for Fiscal 2008 (a decrease of $1.8 million). This decrease was primarily due to the decrease in sales which accounted for approximately $400,000 of the decrease in gross profit with the 3.8% decline in gross margin accounting for the remaining decrease.   Heavily discounted sales of excess Bratz licensed product contributed approximately 0.6% to the decreased margin.  The remaining decline was primarily due to competitive pricing pressures and declining worldwide economic conditions which lead to increased discounts, markdowns and return concessions to major retailers.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales.  We account for the above expenses as operating expenses and classify them under the selling expenses.

OPERATING EXPENSES

Operating expenses, including depreciation and amortization, for Fiscal 2009 increased from approximately $7.5 million to approximately $8.0 million, an increase of approximately $0.5 million or 5.9% compared to the same period last year. The increase in operating expenses consists of approximately $0.2 million increase in selling expenses, which include advertising, commission, freight and royalty expenses. The increase is primarily due to an increase in freight expense associated with increased volume of returns from our customers. General and administrative expenses increased $0.1 million and depreciation expenses increased approximately $0.2 million accounting for the remaining increase in operating expenses.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $459,354 for Fiscal 2009 compared to $311,273 for Fiscal 2008. The fixed assets mainly consist of the tools and molds, which are depreciated with three years straight-line method.  During the past year we have invested in approximately $500,000 in tooling for new karaoke models as well as approximately $85,000 in warehouse equipment for the logistics operation as well as an additional $132,000 for a new business computer system and accessories.  These additions are the primary reason for the increase in depreciation expense over the prior fiscal year.

NET OTHER INCOME (EXPENSES)

Net other expense was $131,755 in Fiscal 2009 compared to net other expense of $154,672 in Fiscal 2008. The decrease was primarily due to the decrease of our borrowing cost from our new factoring arrangement with DBS Bank.

INCOME BEFORE TAXES

We had a loss before taxes of $2,154,563 in Fiscal 2009 compared to income before taxes of $1,712 in Fiscal 2008. The decrease in profit was primarily due to declining worldwide economic conditions which lead to decreased sales, decreased profit margins due to competitive pricing pressures and increased selling expenses associated with freight increases relating to increased returns.

INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2009 and 2008, we had gross deferred tax assets of approximately $ 3.1 million and approximately $2.5 million, against which we recorded valuation allowances totaling approximately $ 3.1 million and approximately $2.5 million, respectively.

For Fiscal 2009, the provision for income taxes increased by $36,652 as compared to Fiscal 2008 due to an unexpected payment made for alternative minimum tax. We did not record any additional income tax expense for Fiscal 2009. This occurred because the Company had taxable losses for the U.S. operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET LOSS/NET INCOME

As a result of the foregoing, we had net loss of approximately $2,191,215 in Fiscal 2009 from operations as compared to a net income of $1,712 in Fiscal 2008.

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2007

NET SALES

Net sales for Fiscal 2008 were approximately $34.1 million, an increase of approximately $7.4 million from approximately $26.7 million for the fiscal year ended March 31, 2007 (“Fiscal 2007”). The increase in net sales was primarily due to the sales increase for the Bratz licensed products of $4 million and the Musical instrument of $2.5 million, as well as the small increase in karaoke products sales. The music CD sales continued to decrease from approximately $700,000 in Fiscal 2007 to less than $100,000 in Fiscal 2008 due to the overall CD sales decline in the entire music industry.

In Fiscal 2008, 59% of our sales were direct sales, which represent sales made by International SMC and SMC Macau, and 41% were domestic sales, which represents sales made from our warehouses in the U.S. The ratio is very similar to that of Fiscal 2007.

GROSS PROFIT

Gross profit for Fiscal 2008 was approximately $7.7 million or 22.5% of total revenues compared to approximately $6.1 million or 22.9% of sales for Fiscal 2007.  The increase in gross margin, compared to the prior year, was primarily due to a better pricing model. However, the higher profit margin was partially offset by the cost increase in China and the lower music sales. The music sales usually yielded a higher margin than that of the hardware sales.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales.  We account for the above expenses as operating expenses and classify them under the selling expenses.

OPERATING EXPENSES

Operating expenses, including depreciation and amortization, for Fiscal 2008 decreased from approximately $7.8 million to approximately $7.5 million, a decrease of approximately $0.3 million or 3.7% compared to the same period last year. The decrease in operating expenses consists of approximately $0.6 million increase in selling expenses, which include advertising, commission, freight and royalty expenses, and an approximately $0.9 million decrease in general and administration expenses. The increase of selling expenses was proportional to the increase of the revenues. The decrease of the general and administrative expenses was primarily due to reductions in warehouse expenses and compensation expenses.

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

INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2008 and 2007, we had gross deferred tax assets of approximately $ 2.5 million and approximately $2.7 million, against which we recorded valuation allowances totaling approximately $ 2.5 million and approximately $2.7 million, respectively.

For Fiscal 2008 and Fiscal 2007, we did not record any income tax expense. This occurred because the Company had taxable losses for the US operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

The Company's former wholly-owned subsidiary, International SMC (HK) Limited had applied for an exemption of income tax in Hong Kong. Therefore, no taxes had been expensed or provided for at International SMC (HK) Limited. Although no decision has been reached by the governing body, the parent company had reached the decision to provide for the possibility that the exemption could be denied and accordingly had recorded a provision of $2,453,576 in the consolidated financial statements for Hong Kong taxes in the fiscal years ended March 31, 2003, March 31,2002 and March 31, 2001.

As a result of restructuring its operations in China, the Company established a wholly owned Macau subsidiary to conduct its operations in China. In August 2006, the Company engaged the parent of its major tockshareholder in Hong Kong, Starlight International, to provide engineering and shipping services. In September 2006, the Company sold its wholly owned Hong Kong subsidiary, International SMC (HK) Limited (“ISMC”) to See Bright Investments Limited.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2009, we had cash on hand of approximately $1.0 million compared to cash on hand of approximately $0.4 million on March 31, 2008. The increase of cash on hand was primarily due to the increase in trade and related party accounts payable of approximately $3.6 million offset by an increase in inventory of approximately $1.5 million, an increase in fixed asset investments of approximately $0.8 million and approximately $0.7 million to pay off the loans from related party. The increase of the inventory was a result of decreased domestic sales and increased product returns.

Cash from operating activities Fiscal 2009 was $1,027,810. The cash was generated primarily from increases in trade and related party accounts payable. We used the Company’s common stock and vendor financing to offset portions of the cash requirement.

Cash used in investing activities for Fiscal 2009 was $747,844. Cash used in investing activities was for the purchase of tooling and molds, a new business computer system and warehouse equipment for our logistics operation.

Cash provided by financing activities was $229,381 for Fiscal 2009, which was due primarily to advances by DBS bank on our factoring facility offset by repayment of a working capital loan from various related parties within the Starlight Group.

As of March 31, 2009, our working capital was approximately $1.5 million. Our current liabilities of approximately $5.7 million include:

•	Customer credit on account of approximately $908,449 – the amount will be offset by future purchases or refund.
•	Accounts payable of $2,588,769 of which $1,300,000 was due to a major supplier in China.
•	Related party loan of $1,498,391 due various parties within the Starlight Group.

As of June 15, 2009, our cash on hand is approximately $621,000. Our average monthly operating expenses are approximately $400,000 and we need approximately $1.2 million to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in California and other operating costs.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Equity investments – The Company is actively seeking equity financing to expand its business. We expect to raise additional capital as required for fiscal year ended March 31, 2010 (“Fiscal 2010”).
2) Vendor financing – Our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, which accounted for more than 60% of the total revenues.
3) Factoring of accounts receivable - The Company factors its accounts receivable for sales originated in the U.S. We are continually exploring better rates and terms with various banks, however the current facility with DBS Bank is considered adequate for Fiscal 2010 requirements.
4) Cost reduction - The Company has reduced significant operating expenses in recent years with the exception of fiscal 2009. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to resume its cost cutting efforts in Fiscal 2010.
5) Bridge Loan - We may be able to raise additional short term bridge capital from Starlight International, the parent of our major stockholder, koncepts, who is also one of our suppliers.
6) Reduce cost of operation – The Company has incorporated SMC-L as a wholly-owned subsidiary to operate our California warehouse. For Fiscal 2010, SMC-L will renew an agreement with the Starlight Group to handle the logistics and fulfillment of Starlight Groups’ domestic products for a service fee. This arrangement is expected to significantly offset the Company’s own logistics expenses.

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

During Fiscal 2010, we will strive to reduce additional operating costs. In order to reduce the need to maintain inventory in our warehouses in California and Florida, we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The goods shipped directly to our customers from ports in China are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 92.0%, 87.8% and 94.0 % of net sales in Fiscal 2009, Fiscal 2008, and Fiscal 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

See "Note 2" to the attached financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required pursuant to this Item 8 are included in this Annual Report, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company’s management, including its chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

(b)           Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of Company management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management has assessed the effectiveness of our internal control over financial reporting using the components established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The material weaknesses were primarily due to the following:

(i)           Lack of procedure to collect on past-due accounts receivable in Macau subsidiary. A substantial majority of sales reported through our Macau subsidiary are direct import and payment is tendered via letter of credit or wire transfer in advance of shipment. For those few customers that are shipped with credit terms there is currently no formal policies and procedures relating to resolving disputed balances in a timely manner.  As a result, some accounts have remained uncollected in excess of 90 days.

(ii)           Lack of financial closing procedures. The Company and its subsidiaries do not currently have formalized financial closing procedures which would facilitate scheduled closing in a timely manner. As a result, the Company’s accounting department may receive supplemental information regarding certain items which require adjustment after the initial closing has taken place.

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

(c)           Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain measures. For Fiscal 2010, management is committed to improve control and oversight relating to financial controls and will work with our Audit Committee to formulate written policies and procedures to address deficiencies described above. Management will address the above material weaknesses by formalizing a closing checklist and time schedule which will require all relevant information to be provided and reviewed by certain deadlines prior to closing. Additionally, management has engaged the services of a technical consulting company that is familiar with our new accounting system to address the deficiencies reported above.

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

(d)           Changes in Internal Controls

In our Annual Report for Fiscal 2008, we concluded that our internal control over financial reporting was not effective and identified three material weaknesses. Since then, management has addressed these weaknesses and disclosed remediation of two out of the three weaknesses as of our December 31, 2008 Quarterly Report on Form 10-Q. Since the filing of our last Annual Report, our financial controller has assumed the responsibility of approving customer charge-backs and reviewing account reconciliations. The Company has also hired an accounting manager that has a duty to oversee and develop proper written policies and procedures in accounts receivable and accounts payable. Consequently, management is still in the process of remediating a prior material weaknesses identified in Form 10-K for Fiscal 2008.  Management will provide updates via our quarterly reports on the status of the remediation of the above weakness.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of June 15, 2009.

For Fiscal Year Ended March 31, 2009

Name	Age	Position

Anton H. Handal	54	Chief Executive Officer
Bernardo Melo	32	VP Global Sales and Marketing
Lionel Marquis	56	Principal Accounting Officer
Gary Atkinson	27	Secretary, General Counsel
Carol Lau	60	Chairwoman
Harvey Judkowitz	64	Director
Bernard Appel	77	Director
Stewart A. Merkin	66	Director
Peter Hon	68	Director
Yat Tung Lau	30	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Anton “Tony” H. Handal has served as the Chief Executive Officer of the Singing Machine since June 21, 2007. Mr. Handal is also the founder and principal of Handal & Associates.  Mr. Handal has extensive practical business experience.  He has negotiated, documented and closed a myriad of business transactions and has managed several mergers, acquisitions and reverse mergers.  Mr. Handal, together with a close group of financial and accounting affiliates, has structured corporate finance transactions, managed due diligence assignments and negotiated purchase and sale agreements.  He has also overseen corporate due diligence, licensed Intellectual Property and negotiated vendor/supply agreements.  Mr. Handal has negotiated and acted as lead counsel in business transactions exceeding $130,000,000 in value.

Mr. Handal has also extended his own personal time, and directed members of his firm to contribute to the community by actively pursuing pro bono work for and on behalf of several non profit and community based organizations.

Mr. Handal, between 1995 and 1999, had served as CEO of a start-up technology company, secured patents, raised capital and handled communications with shareholders/investors.  Since 1998, he has acted as U.S. legal counsel for our affiliate Starlight International, the parent company of a major shareholder of the Company.  He has also served as a member of the Villa View Hospital board of directors, former member of the Board of Trustees of the San Diego Railroad Museum and was counsel to the San Diego Fire Youth Soccer Team.  In addition to his strong dedication to the firm and his community, Mr. Handal has acted as counsel to the San Diego Convention Center Corporation. He has actively engaged in fundraising and supporting local, statewide and national political candidates.

Mr. Handal is a member of the California and Florida State Bars; Federal District Court Bar of the Northern, Southern and Central Districts of California and Florida and also a member of the Ninth Circuit Court of Appeals. He is a graduate of the University of California at Los Angeles (UCLA) school of Economics and received a Juris Doctorate degree from Southwestern University School of Law.

Bernardo Melo has been with the Company since February 2003 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008.  During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department.  Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Toys R’ Us.  Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine.  Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost.  Mr. Melo also worked at Coverall North America as Director of Sales managing a start up initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales.  Overall Mr. Melo has over 10 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer.  For the past 15 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and  distribution companies in the South Florida area ..  Some of these companies include Computer Products, Inc (Artesyn Technologies Inc),  U S Plastic Lumber Corporation, Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc.  Mr. Marquis graduated from Bryant College with a Bachelors Degree in Business Administration with a major in accounting.  Mr. Marquis is a Certified Public Accountant in the state of Florida.

Gary Atkinson joined the Company in January 2008. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia and serves as General Counsel and Corporate Secretary. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

Carol Lau joined the Company’s board of directors on January 12, 2007 and has served as the Company’s interim chief financial officer since May 23, 2008. Ms. Lau has been with the Starlight Group since 1987 and was appointed to the position of President of Starlight Randix Corporation, a wholly owned subsidiary of the Starlight Group in 1993.  In 2001, she became the Chief Financial Officer of Cosmo Communications Corporation.   Currently Ms. Lau serves as the Company’s interim Chief Financial Officer. Prior to joining the Starlight Group, from 1978 to 1987 Ms. Lau held positions in auditing and financial management with the Australian Government.  Ms. Lau was a Certified Public Accountant (CPA) in Australia and is a licensed CPA in Massachusetts.  She holds a Bachelor of Business degree from the Curtin University in Australia and a Graduate Diploma in Computer Science from the Canberra University in Australia.  Ms. Lau joined the Company’s board on January 12, 2007.

Harvey Judkowitz has served as a director of the Company since March 29, 2004 and is the chairman of the Audit Committee. He is licensed as a Certified Public Accountant in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He has served as the Chairman and CEO of UniPro Financial Services, a diversified financial services company up until the company was sold in September of 2005. He is currently the President and Chief Operating Officer of Photovoltaic Solar Cells, Inc., a start-up company involved in the manufacture of solar cells.

Bernard S. Appel has served as a director of the Company since October 31, 2003. He spent 34 years at Radio Shack, beginning in 1959. At Radio Shack, he held several key merchandising and marketing positions and was promoted to the positions of President in 1984 and to Chairman of Radio Shack and Senior Vice President of Tandy Corporation in 1992. Since 1993 through the present date, Mr. Appel has operated the private consulting firm of Appel Associates, providing companies with merchandising, marketing and distribution strategies, creative line development and domestic and international procurement.

Stewart Merkin has served as a director of the Company since December 1, 2004. Mr. Merkin, founding partner of the Law Office of Stewart A. Merkin, has been practicing law in Miami, Florida since 1974. His core legal practice areas include corporate and securities law, as well as mergers and acquisitions and international transactions. He was awarded both J.D. and M.B.A. degrees from Cornell University, as well as a B.S. from The Wharton School, University of Pennsylvania. He has been admitted to the Florida and New York State Bar since 1972 and 1973, respectively

Peter Hon has served as a director of the Company since January 12, 2007. Mr. Hon has been a non-executive of the Starlight Group since 1998.  Mr. Hon passed the College of Law qualifying examination in 1969 in the United Kingdom and began practicing law in Hong Kong in that year after being admitted to the High Court of Hong Kong.  He has been the principal of Hon and Co, a law firm in Hong Kong for the past 37 years.

Yat Tung Lau has served as director of the Company since January 12, 2007. Mr. Lau joined the Starlight Group in 2003 as assistant to the Chairman of the Board of Starlight International and is now head of corporate relations.  He is also responsible for local sales in China and heads the computer information system department for the Starlight Group. From 2002 to 2003, he held a marketing executive position in Storage Technology Corporation. Mr. Lau holds a Bachelor of Arts degree in business marketing from Indiana University.

BOARD COMMITTEES

We have an audit committee, a compensation committee and a nominating committee.

The audit committee consists of Messrs. Judkowitz (Chairman), Appel and Merkin. The Board has determined that Mr. Judkowitz qualifies as an "audit committee financial expert," as defined under Item 407 of Regulation S-K of the Exchange Act. The Board has determined that each of Messrs. Judkowitz, Merkin and Appel are "independent directors" within the meaning of the listing standards of the AMEX and Rule 10A-3 of the Exchange Act. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

The compensation committee consists of Messrs. Judkowitz and Merkin. The compensation committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan.

The nominating committee consists of Messrs. Appel (Chairman), Merkin and Yat Tung Lau. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

Nomination of Directors

As provided in our nominating committee charter and our Company’s corporate governance principles, the Nominating Committee is responsible for identifying individuals qualified to become directors. The Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (1) the Nominating Committee members, (2) our other directors, (3) our shareholders, (4) our Chief Executive Officer or Chairman, and (5) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the entirety of each candidate’s credentials.

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

•	whether the person would qualify as an “independent” director under the listing standards of the AMEX;

•	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and

•	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on November 18, 2008.

FAMILY RELATIONSHIPS

There are no family relationships among any of our officers or other directors, except for Chairwoman Carol Lau who is the aunt of Director Yat Tung Lau and the mother of Gary Atkinson, the Company’s General Counsel and Secretary.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Singing Machine, including our principal executive officer, our principal financial officer, and our principal accounting officer or controller or other persons performing similar functions. A copy of the Code of Ethics is posted on the Company’s website at www.singingmachine.com. We intend to post amendments to or waives from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer, principal accounting officer or controller or other persons performing similar functions) on our website.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC and AMEX. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2009 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except for the following:

Mr. Anton Handal filed a Form 5 as a result of his failure to file his initial Form 3 and a Form 4 with respect to two transactions;

Mr. Lionel Marquis filed an untimely Form 3;

Mr. Bernardo Melo filed a Form 5 as a result of his failure to file his initial Form 3;

Mr. Bernard Appel filed a Form 5 as a result of his failure to file a Form 4 with respect to nine transactions;

Mr. Harvey Judkowitz filed one Form 4 late and filed a Form 5 as a result of his failure to file a Form 4 with respect to nine transactions;

Ms. Carol Lau filed a Form 5 as a result of her failure to file her initial Form 3 and a Form 4 with respect to three transactions;

Mr. Yat Tung Lau filed a Form 5 as a result of his failure to file a Form 4 with respect to four transactions;

Mr. Peter Hon filed a Form 5 as a result of his failure to file a Form 4 with respect to four transactions;

Mr. Stewart Merkin filed his initial Form 3 late and filed a Form 5 as a result of his failure to file a Form 4 with respect to eight transactions;

koncepts International Limited filed its initial Form 3 late, one Form 4 late and failed to file a Form 4 with respect to two transactions;

Arts Electronics Ltd. failed to file its initial Form 3; and

Mr. Daniel Zheng, our former Chief Financial Officer, failed to file Form 4s with respect to 4 transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Anton Handal (1)	2009	$0.00	-	-	$11,744.00	-	-	-	$11,744.00
Chief Executive Officer	2008	$0.00	-	-	-	-	-	-	$0.00

Lionel Marquis (2)	2009	$100,000.00	$2,000.00	-	-	-	-	-	$102,000.00
Financial Controller

Bernardo Melo (2)	2009	$130,000.00	$29,515.95	-	-	-	-	$3,662.50	$163,178.45
VP Global Sales & Marketing

Danny Zheng (3)	2009	$63,384.67	-	-	-	-	-	$18,464.91	$81,849.58
Former Chief Financial Officer	2008	$166,154.00	$5,000.00	-	-	-	-	$12,876.84	$184,030.84

Alicia Haskamp (4)	2008	$127,884.60	-	-	-	-	-	$48,498.71	$176,383.31
Former Senior Vice President of Sales and Product Development

(1) Mr. Handal does not receive a salary however he has an option to purchase warrants held by koncepts International Limited which expires on July 1, 2009. Upon payment of $5,000, Mr. Handal has the option to purchase 750,000 stock warrants in the Company with an exercise price of $0.35 per share, exercisable at any time. Mr. Handal was also awarded 300,000 stock options on October 3, 2008, with an exercise price of $0.14 per share, which are not exercisable until October 3, 2009.  The fair value of the option award has been calculated in accordance with FAS 123R.

(2) Mr. Marquis joined the Company in June 2008 and therefore received no compensation in Fiscal 2008. Mr. Melo was not promoted until Fiscal 2009 and was not an officer as defined by Section 16 of the Exchange Act during Fiscal 2008.

(3) Danny Zheng resigned as Chief Financial Officer effective May 23, 2008. His Fiscal 2009 compensation includes his regular salary through May 23, 2008 and his regular salary for three (3) months thereafter in which Mr. Zheng provided consulting services to the Company. His “other compensation” included $16,097 in unused vacation pay and a car allowance of $2,368.

(4) Ms. Haskamp resigned on February 5, 2008 and therefore received no compensation during Fiscal 2009.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Anton Handal became the Chief Executive Officer of the Company on June 21, 2007. Mr. Handal does not have an employment contract with the Company and does not receive a salary. In exchange for his services, Mr. Handal has an option from koncepts International Limited to purchase 750,000 stock warrants of the Singing Machine held by koncepts International Limited, at any time, upon payment of $5,000. The warrants have an exercise price of $0.35 per share and the warrant option agreement expires on July 1, 2009. On October 3, 2008, Mr. Handal was also awarded 300,000 options to purchase common stock at $0.14 per share, exercisable on October 3, 2009.

As of June 15, 2009, the Company had no employment contracts with any of its employees nor separation or consulting agreements with any individuals or entities.

OPTION GRANTS IN FISCAL 2009

No grants of stock option awards were made to our named executive officers during Fiscal 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to grants of options to purchase our common stock under our Year 2001 Stock Option Plan to the named executive officers during Fiscal 2009:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anton Handal	-	300,000	N/A	0.14	10/3/2018	N/A	N/A	N/A	N/A

Bernardo Melo	4,000	-	N/A	1.97	12/19/2013	N/A	N/A	N/A	N/A
	6,500	-	N/A	1.54	2/6/2014
	20,000	-	N/A	0.6	5/8/2015
	30,000	-	N/A	0.33	4/9/2011
	60,500	-

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2009. All option awards were granted from our Year 2001 Stock Option Plan.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bernard Appel	$8,500	$2,500	$689	$-	$-	$-	$11,689
Peter Hon	$7,500	$2,500	$689	$-	$-	$-	$10,689
Harvey Judkowitz	$8,500	$2,500	$689	$-	$-	$-	$11,689
Carol Lau	$8,500	$2,500	$689	$-	$-	$-	$11,689
Yat Tung Lau	$7,500	$2,500	$689	$-	$-	$-	$10,689
Stewart Merkin	$8,500	$2,500	$689	$-	$-	$-	$11,689

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2009 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 19,578, 17,231, and 29,578, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Ms. Lau are 6,130.

(2) As of March 31, 2009 the aggregate number of Company stock options held by Messrs. Appel and Judkowitz is 120,000. Mr. Merkin holds 100,000 options and Messrs. Hon, Yat Tung Lau, and Ms. Lau each hold 40,000 options.

During Fiscal 2009, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2009 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau and Merkin and Ms. Carol Lau.

During Fiscal 2009, we have utilized the following compensation policy for our directors:

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

•
An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year.  The stock price at grant will be determined at the closing price on the day of the Annual Stockholder Meeting.  The actual grant will be made on or before March 31.

•
An annual grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of the Annual Stockholder Meeting.   If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

•	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $200 fee.

•	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

YEAR 1994 PLAN

Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million shares of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2009, we have 5,550 options issued and outstanding under the 1994 Plan and all of these options are fully vested as of March 31, 2009.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company `s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2009, we have granted 1,127,665 options under the Year 2001 Plan, 709,965 of which are fully vested.

The Year 2001 Plan is administered by our Compensation Committee ("Committee"), which consists of two or more directors chosen by our Board. The Committee has the full power in its discretion to (i) grant options under the Year 2001 Plan, (ii) determine the terms of the options (e.g. - vesting, exercise price), (iii) to interpret the provisions of the Year 2001 Plan and (iv) to take such action as it deems necessary or advisable for the administration of the Year 2001 Plan.

Options granted to eligible individuals under the Year 2001 Plan may be either incentive stock options ("ISO's"), which satisfy the requirements of Code Section 422, or nonstatutory options ("NSO's"), which are not intended to satisfy such requirements. Options granted to outside directors, consultants and advisors may only be NSO's. The option exercise price will not be less than 100% of the fair market value of the Company's common stock on the date of grant. ISO's must have an exercise price greater to or equal to the fair market value of the shares underlying the option on the date of grant (or, if granted to a holder of 10% or more of our common stock, an exercise price of at least 110% of the under underlying shares fair market value on the date of grant). The maximum exercise period of ISO's is 10 years from the date of grant (or five years in the case of a holder with 10% or more of our common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which an ISO are exercisable for the first time by the holder of the option during any calendar year may not exceed $100,000. If that amount exceeds $100,000, then the option, as to the excess, will be treated as NSO's.

Options granted under the Year 2001 Plan are not transferable except by will or applicable laws of descent and distribution. Except as expressly determined by the Committee, no option shall be exercisable after thirty (30) days following an individual's termination of employment with the Company or a subsidiary, unless such termination of employment occurs by reason of such individual's disability, retirement or death. The Committee may in its sole discretion, provide in a grant instrument that upon a change of control (as defined in the Year 2001 Plan) that all outstanding options issued to the grantee shall automatically, accelerate and become full exercisable. Additionally, the obligations of the Company under the Year 2001 Plan are binding on (1) any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Company or (2) any successor corporation or organization succeeding to all or substantially all of the assets and business of the Company. In the event of any of the foregoing, the Committee may, at its discretion, prior to the consummation of the transaction, offer to purchase, cancel, exchange, adjust or modify any outstanding options, as such time and in such manner as the Committee deems appropriate.

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2009, 2008, 2007 and 2006 totaled approximately $10,886, $21,674, $39,460 and $39,572, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 15, 2009 (the “record date”), certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,
•	all named executive officers of the Singing Machine; and
•	persons known to own more than 5% of our common stock.

Security ownership is based on 37,449,432 shares of our common stock issued and outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of June 15, 2009, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted below, and subject to applicable property laws, to our knowledge each person has sole investment and sole voting power over the shares shown as beneficially owned by them.   Unless otherwise noted, the principal address of each of the directors and officers listed below is c/o The Singing Machine Company, Inc., 6601 Lyons Road,, Building A-7, Coconut Creek, FL 33073.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters As of June 15, 2009

Name and address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percent of Outstanding Shares of Common Stock

Security Ownership of Management:
Anton Handal (1)	750,000	2.0%
Lionel Marquis	-	*
Bernardo Melo (2)	60,500	*
Bernard Appel (3)	119,578	*
Harvey Judkowitz (3)	129,578	*
Carol Lau (3)	26,130	*
Yat Tung Lau (3)	26,130	*
Peter Hon (3)	26,130	*
Stewart Merkin (3)	97,231	*
Officers & Directors as a Group (9 persons)	1,235,277	3.3%

Security Ownership of Certain Beneficial Owners:
koncepts International Ltd. (4)	19,932,679	53.2%
Arts Electronics Ltd. (5)	3,745,917	10.0%
Gentle Boss Investments Ltd (6)	2,100,000	5.6%

* Less than 1%

(1) Includes an option granted to Mr. Handal from koncepts International Limited to purchase 750,000 stock warrants of the Singing Machine held by koncepts International Limited, with an exercise price of $0.35 per share and is exercisable within 60 days of the record date. Excludes options to purchase 300,000 shares of common stock, which are not exercisable within 60 days of the record date.

(2) Includes stock options to purchase 60,500 shares of common stock, which is exercisable within 60 days of the record date.

(3) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of the record date:  100,000 options held by Bernie Appel; 100,000 options held by Harvey Judkowitz, 80,000 held by Stewart Merkin, and 20,000 held by each of Carol Lau, Peter Hon, and Yat-Tung Lau.

(4) Includes a common stock purchase warrant to purchase 1,250,000 shares of common stock, which is exercisable within 60 days of the record date.  The address for koncepts International Limited is 5/F Shing Dao Industrial Bldg, 232 Aberdeen Main Road, Aberdeen China.

(5) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(6) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

EQUITY COMPENSATION PLANS AND 401(K) PLAN

We have two stock option plans: our Amended and Restated 1994 Management Stock Option Plan ("1994 Plan") and our Year 2001 Stock Option Plan ("Year 2001 Plan"). Both the 1994 Plan and the Year 2001 Plan provide for the granting of incentive stock options and non-qualified stock options to our employees, officers, directors and consultants. As of March 31, 2009, we had 5,550 options issued and outstanding under our 1994 Plan and 1,127,665 options are issued and outstanding under our Year 2001 Plan.

The following table gives information about equity awards under our 1994 Plan and the Year 2001 Plan.

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR EQUITY
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))
Equity Compensation Plans approved by Security Holders	1,133,215	$.58	727,320

Equity Compensation Plans Not approved by Security Holders	0	$0	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approximately 49% of our karaoke products in Fiscal 2009 were produced by factory owned by the Starlight Group and we anticipate that approximately 60% of our karaoke products will be manufactured by the Starlight Group in Fiscal 2010.  Starlight International has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

On August 28, 2008, we executed a three-party banking facility agreement between SMC Macau, DBS Bank (Hong Kong) Limited and BB&T. The agreement provides for credit facilities to a maximum of $13.0 million.  The credit facility is secured with corporate guarantees from us as well as a $2.0 million guarantee from Starlight International, the parent of koncepts, which is the holder of approximately 50% of our shares of common stock outstanding.  This agreement was effective October 16, 2008 and replaced the previous four-party agreement between us, Starlight Marketing Limited, an indirect wholly-owned subsidiary of Starlight International (“Starlight Marketing”), Standard Chartered Bank (Hong Kong) (“Standard”), Limited and CIT (“Prior Agreement”).  Under the Prior Agreement dated August 3, 2007, we assigned the proceeds from our customers to Standard, which then advanced the loans to Starlight Marketing, who then sent the advance to us.  Both us and Starlight Marketing guaranteed the repayment of the advance.  The maximum amount for the advance was approximately $4.5 million.

In May 2008, we entered into a services agreement with Cosmo Communications Corporation (“Cosmo”). Cosmo is approximately 85% owned by Master Light Enterprise Limited, an indirect wholly-owned subsidiary of Starlight International.  The agreement provides that we will provide management services to Cosmo with respect to the employment of certain Cosmo sales persons as employees of SMC, including the payment of such persons salaries and benefits.  The cost of such employment was $410,425 for Fiscal 2009.  In exchange for these services, Cosmo agreed to pay us a service fee equal to 2.8% of Cosmo’s “net sales” defined as gross invoice less returns, charge-backs, promotions and marketing allowances. The agreement was terminated by both parties on June 1, 2009.

In May 2008, our subsidiary SMC-L entered into a service and logistics agreement with Starlite Consumer Electronics (USA), Inc. (“Starlite USA”), n indirect wholly-owned subsidiary of Starlight International, and Cosmo to provide logistics, fulfillment, and warehousing services for Starlite USA and Cosmo’s domestic sales.  For these services, Starlite USA and Cosmo have agreed to pay us an annual service fee of $1,137,501, payable monthly beginning July 1, 2008.  The agreement generated approximately $0.8 million in fees for Fiscal 2009 and is anticipated to generate $1.1 million for Fiscal 2010.

We purchase products from Starlight Marketing Macao Commercial Offshore Limited (“Starlight Macao”), an indirect wholly-owned subsidiary of Starlight International. The purchases from Starlight Macao for Fiscal 2009 and Fiscal 2008 were $10,170,825 and $5,775,074, respectively. In addition, we also purchased molds and tooling from Starlight Macao in the amount of $235,000 and $126,282 in Fiscal 2009 and Fiscal 2008, respectively.

On October 1, 2006, we entered into a warehouse services agreement with Starlight Industrial Holdings, a wholly-owned subsidiary of Starlight International whereby we agreed to provide them with warehousing services at our California warehouse for a minimum monthly service charge of $26,000.  In May 2008, that amount was increased to $39,000 per month.

On August 1, 2006, our subsidiary SMC Macao entered into a service agreement with Star Light Electronics Company Limited, an indirect wholly-owned subsidiary of Starlight International, to provide shipping and engineering services to us for a fee of $25,000 per month.  This amount increased to $29,000 per month effective July 1, 2008 however, due to a decrease in services provided to us in Fiscal 2009, the fee was temporarily reduced for a period of time. For Fiscal 2009 and Fiscal 2008, this service charge was $261,000 and $200,000 per annum, respectively.

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions. While we do not maintain a written policy with respect to related party transactions, our board of directors routinely reviews potential transactions with those parties we have identified as related parties prior to the consummation of the transaction. Each transaction is reviewed to determine that a related party transaction is entered into by us with the related party on an “arms length” basis, or pursuant to normal competitive negotiation. We also generally require that all related parties recuse themselves from negotiating and voting on behalf of the Company in connection with related party transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by Berkovits & Co, LLP for professional services rendered for Fiscal 2009 and Fiscal 2008:

Fee Category	Fiscal 2009	Fiscal 2008

Audit Fees	$134,950	$164,194
Tax Fees	11,000	15,000
All Other Fees	1,954	1,600

Total Fees	$147,904	$180,794

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

Out of the total Fiscal 2009 and Fiscal 2008 audit and other fees, $134,950 and $164,194 were billed by Berkovits and Co., LLP, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2009 and 2008

Consolidated Statements of Operations—Years ended March 31, 2009, 2008 and 2006.

Consolidated Statements of Shareholders' (deficit) Equity—Years ended March 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows—Years ended March 31, 2009, 2008 and 2006.

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

10.28 Distribution Agreement dated April 1, 2003 between the Singing Machine and Arbiter Group, PLC. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.29 Loan Agreements dated August 13, 2003 in the aggregate amount of $1 million between the Company and each of Josef Bauer, Howard Moore & Helen Moore Living Trust, Maureen G. LaRoche and Yi Ping Chan.(incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.30 Letter dated March 4, 2003 from Jay Bauer to the Singing Machine regarding a $400,000 loan. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.31 Securities Purchase Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.32 Registration Rights Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.33 One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.34 Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.35 Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.36 Bridge Loan Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.37 Collateral Security Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.38 Bridge Note of The Singing Machine Company, Inc. dated March 8, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.39 Settlement Agreement and Release dated as of March 5, 2007 by and among The Singing Machine Company, Inc. and the holders of the Company’s $4,000,000 principal amount 8% Convertible Debentures. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.40 Settlement Agreement dated April 27, 2007, by and between The Singing Machine Company, Inc. and Abacus Advisors Group LLC. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 3, 2007)

10.41 Amendment to lease for executive offices dated April 3, 2008 by and between The Singing Machine Company, Inc. and Lyons Corporate Park, LLLP. *

10.42  Lease for City of Industry, CA warehouse by and between The Singing Machine Company, Inc. and Sun-Yin USA, Inc. *

10.43 Cosmo employee management agreement dated May 23, 2008 by and among The Singing Machine Company, Inc. and Cosmo Communications Corporation. *

10.44 Logistics Agreement dated May 23, 2008 by and among The Singing Machine Company, Inc. and Starlite Consumer Electronics (USA), Inc., Cosmo Communications Corp. *

10.45 DBS Banking Facility Agreement dated August 28, 2008 by and among The Singing Machine Company, Inc. and SMC (Comercial Offshore De Macau) Limitada. *

10.46 BB&T Factoring and Security Agreement dated September 19, 2008 by and among The Singing Machine Company, Inc. and Branch Banking and Trust Company. *

10.47 Assignment of Factoring Proceeds and Intercreditor Agreement dated September 19, 2008 by and among The Singing Machine Company, Inc., SMC (Comercial Offshore De Macau) Limitada, Branch Banking and Trust Company, and DBS Bank (Hong Kong) Limited. *

10.48  Hang Seng Bank Banking Facility dated February 12, 2008 by and among SMC (Comercial Offshore De Macau) Limitada and Hang Seng Bank. *

31.1 Certification of Anton Handal, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Carol Lau, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

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

THE SINGING MACHINE COMPANY, INC.

Date: June 29, 2009	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Anton H. Handal	Chief Executive Officer	June 29, 2009
Anton H. Handal

/s/ Carol Lau	Chief Financial Officer	June 29, 2009
Carol Lau

BERNARD APPEL	Director	June 29, 2009
Bernard Appel

HARVEY JUDKOWITZ	Director	June 29, 2009
Harvey Judkowitz

STEWART MERKIN	DIRECTOR	JUNE 29, 2009
Stewart Merkin

YAT TUNG LAU	DIRECTOR	JUNE 29, 2009
Yat Tung Lau

PETER HON	DIRECTOR	JUNE 29, 2009
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We have also audited Schedule II of the Company for the years ended March 31, 2009, 2008, 2007. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Berkovits & Company, LLP.

Fort Lauderdale, Florida
June 29 , 2009

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008
Assets
Current Assets
Cash	$957,163	$447,816
Accounts receivable, net of allowances of $261,980 and $120,899, respectively	972,345	1,961,721
Due from factor	73,854	131,451
Inventories,net	4,729,667	3,514,984
Prepaid expenses and other current assets	526,563	412,552
Total Current Assets	7,259,592	6,468,524

Property and Equipment, net	886,770	598,280
Other Non-Current Assets	179,362	169,362
Total Assets	$8,325,724	$7,236,166

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,588,769	$1,145,150
Due to related parties - net	1,498,391	616,732
Accrued expenses	422,260	409,415
Current portion of long-term financing obligation	18,186	-
Customer credits on account	908,449	778,993
Deferred gross profit on estimated returns	288,039	217,812
Total Current Liabilities	5,724,094	3,168,102

Long-term financing obligation, less current portion	22,733	-
Total Liabilities	5,746,827	3,168,102

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,449,432 and 31,758,400 shares issued and outstanding	374,494	317,584
Additional paid-in capital	19,075,750	18,430,612
Accumulated deficit	(16,871,347)	(14,680,132)
Total Shareholders' Equity	2,578,897	4,068,064
Total Liabilities and Shareholders' Equity	$8,325,724	$7,236,166

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007

Net Sales	$31,780,709	$34,067,871	$26,732,144

Cost of Goods Sold	25,836,586	26,389,070	20,616,541

Gross Profit	5,944,123	7,678,801	6,115,603

Operating Expenses
Selling expenses	3,160,950	2,931,416	2,308,959
General and administrative expenses	4,346,627	4,279,728	4,952,254
Depreciation and amortization	459,354	311,273	556,051
Total Operating Expenses	7,966,931	7,522,417	7,817,264

(Loss) Income from Operations	(2,022,808)	156,384	(1,701,661)

Other Expenses
(Loss) Gain on sale of subsidiary and other assets	-	(27,654)	29,028
Interest expense	(131,755)	(127,018)	(42,355)
			-
Net Other Expenses	(131,755)	(154,672)	(13,327)

(Loss) Income before provision for income taxes	(2,154,563)	1,712	(1,714,988)

(Provision) reversal of provision for income taxes	(36,652)	-	2,453,576

Net (Loss) Income	$(2,191,215)	$1,712	$738,588

(Loss) Income per Common Share
Basic	$(0.067)	$0.000	$0.035
Diluted	$(0.067)	$0.000	$0.030

Weighted Average Common and Common
Equivalent Shares:
Basic	32,712,191	29,925,952	21,145,003
Diluted	32,712,191	30,910,424	24,753,864

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007

Cash flows from operating activities
Net (Loss) Income	$(2,191,215)	$1,712	$738,588
Adjustments to reconcile (net loss) net income to net cash and cash equivalents used in operating activities:
Reversal of provision for income taxes	-	-	(2,453,576)
Gain on sale of subsidiary and other assets	-	-	(29,028)
Loss on disposal of property and equipment	-	27,654	-
Depreciation and amortization	459,354	311,273	556,051
Change in inventory reserve	247,404	131,154	(902,071)
Change in allowance for bad debts	141,081	17,284	(41,790)
Stock compensation	32,826	38,112	194,870
Deferred gross profit on estimated sales returns	70,227	4,094	27,436
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	49,182	(924,634)	156,690
Inventories	(1,462,087)	(1,366,055)	310,046
Prepaid expenses and other current assets	(114,011)	109,339	(293,489)
Other non-current assets	(10,000)	(113,308)	42,633
Increase (Decrease) in:
Accounts payable	1,670,341	441,906	(160,565)
Accounts payable - related party	1,992,407	-	-
Accrued expenses	12,845	(215,579)	(23,190)
Customer credits on account	129,456	184,824	(440,046)
Net cash from (used in) operating activities	1,027,810	(1,352,224)	(2,317,441)
Cash flows from investing activities
Purchase of property and equipment	(747,844)	(490,697)	(488,946)
Receipt of restricted cash	-	-	268,405
Proceeds from sales of assets	-	-	29,028
Net cash used in investing activities	(747,844)	(490,697)	(191,513)
Cash flows from financing activities
Borrowings from (retention by) factor, net	57,597	(21,460)	24,290
Proceeds from issuance of stock	-	630,881	3,125,700
Proceeds persuant to factoring facility	799,113	-	-
Net proceeds from long-term financing obligation	40,919	-	-
Net loan (payments to) proceeds from related parties	(668,248)	492,416	124,316
Net cash provided by financing activities	229,381	1,101,837	3,274,306
Change in cash and cash equivalents	509,347	(741,084)	765,352

Cash and cash equivalents at beginning of period	447,816	1,188,900	423,548
Cash and cash equivalents at end of period	$957,163	$447,816	$1,188,900

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$136,826	$78,898	$57,769
Cash paid for Income Taxes	$60,322	$-	$-
Non-Cash Financing Activities:
Conversion of loan payable to equity	$-	$-	$2,000,000
Conversion of trade payable to equity	$669,222	$500,000	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at March 31, 2006	-		10,060,282	$100,603	$11,658,031	$(15,420,432)	$(3,661,798)

Net Income	-	-	-	-	-	738,588	738,588
Employee compensation-stock option	-	-	-	-	182,369	-	182,369
Exercise of employee stock options	-	-	285,000	2,850	122,350	-	125,200
Director Fees	-	-	39,065	391	12,110	-	12,501
Issuances of common stock	-	-	16,901,852	169,018	5,331,482	-	5,500,500
Balance at March 31, 2007	-	-	27,286,199	272,862	17,306,342	(14,681,844)	2,897,360

Net Income	-	-	-	-	-	1,712	1,712
Employee compensation-stock option	-	-			24,010	-	24,010
Exercise of employee stock options	-	-	147,515	1,475	46,905	-	48,380
Director Fees	-	-	15,162	152	13,950	-	14,102
Issuances of common stock	-	-	4,309,524	43,095	1,039,405	-	1,082,500
Balance at March 31, 2008	-	-	31,758,400	317,584	18,430,612	(14,680,132)	4,068,064

Net Loss	-	-	-	-	-	(2,191,215)	(2,191,215)
Employee compensation-stock option	-	-	-	-	17,825	-	17,825
Director Fees	-	-	33,336	333	14,668	-	15,001
Issuances of common stock	-	-	5,657,696	56,577	612,645	-	669,222
Balance at March 31, 2009	-	-	37,449,432	$374,494	$19,075,750	$(16,871,347)	$2,578,897

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company, Macau Subsidiary, SMC-L, SMC-M and The Singing Machine Holdings Ltd.  (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

USE OF ESTIMATES The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, warranty reserves, inventory reserves and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE The Singing Machine's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% allowance for customers in bankruptcy and other allowances based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. The insured amounts at foreign financial institutions at March 31, 2009 and March 31, 2008 are $666,643 and $407,376, respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.  As of March 31, 2009 and March 31, 2008 the amounts uninsured in United States banks was an additional $1,438 and $0 respectively.

INVENTORY

Inventories are comprised of electronic karaoke equipment, accessories, electronic musical instruments, electronic toys and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 9.4%, 8.6%, and 13.4% of the gross sales for the twelve months ended March 31, 2009, 2008, and 2007, respectively.

STOCK BASED COMPENSATION

The Company began to apply the provisions of SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123 (R)"), starting on January 1, 2006.  SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123 (R), for the years ended March 31, 2009, 2008 and 2007, , the stock option expense was $17,825, $24,010 and $182,369, respectively.  Employee stock option compensation expense in fiscal years 2009, 2008 and 2007 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

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

•	For the year ended March 31, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of three years.

•	For the year ended March 31, 2008: expected dividend yield 0%, risk-free interest rate of 3.3%, volatility of 67.41% and expected term of three years.

•	For the year ended March 31, 2007: expected dividend yield 0%, risk-free interest rate of 4.65% to 5.1%, volatility 90.77% and 91.6% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 8% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2009, 2008 and 2007 was $475,167, $470,671 and $212,362, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the years ended March 31, 2009, 2008 and 2007, these amounts totaled $51,634, $22,491 and $104,218, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS, FINANCIAL ASSETS AND LIABILITIES AND MEASUREMENTS

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

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. It does not require any new fair value measurements. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  We adopted the provisions of SFAS 157 for financial assets and liabilities in the fourth quarter of fiscal 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”   permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement allows companies the opportunity to reduce volatility in reported earnings by measuring assets and liabilities differently without requiring the application of complex hedging accounting provisions. We adopted the provisions of SFAS 159 for financial assets and liabilities in the fourth quarter of fiscal 2009. The adoption of SFAS 159 did not have an impact on our consolidated financial statements.

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

As of March 31, 2009 and March 31, 2008, The Singing Machine had gross deferred tax assets of approximately $3.1 million and $2.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.1 million+ and $2.5 million, respectively.

On April 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).   FIN 48 clarifies the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:
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

The adoption of FIN 48 had no impact on these consolidated financial statements.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.   Cash and cash equivalent balances at March 31, 2009 and March 31, 2008 were $957,163 and $447,816, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FSAB 165”). The purpose of SFAS 165 is to establish a general standard of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement outlines the following:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

 FSAB 165 is effective for interim and annual periods ending after June 15, 2009. FSAB 165 is not expected to have a material impact on our consolidated financial statements.

SFAS 160

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2009	2008

Finished Goods	$5,475,056	$4,012,969
Less: Inventory Reserve	(745,389)	(497,985)

Total Inventories	$4,729,667	$3,514,984

Inventory consigned to a distribution center at March 31, 2009 and March 31, 2008 were $352,214 and $372,012, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On August 28, 2008, the Company executed a three-party Banking Facility agreement between the Company’s wholly owned subsidiary SMC (Commercial Offshore De Macau) Limitada (“Borrower”), DBS Bank (Hong Kong) Limited (“Lender”) and Branch Banking and Trust Company (“BB&T” or “New Factor”).   The agreement is comprised of three facilities including a maximum of $7.0 million on 80% of qualified accounts receivable, a maximum letter of credit facility of $4.0 million for accounts payable financing and a maximum of $2.0 million for the negotiation of export bills under letter of credit.

According to the factoring facility, BB&T will serve as the correspondent factor for the Lender and does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower. The maximum amount for the advance is approximately $7.0 million or 80% of the qualified accounts receivable, which ever is higher.   The New Factor assumes credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company will assume the credit risk (client risk accounts).  The factoring fees will be .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of March 31, 2009 there was a total of $2,030,317 of open accounts receivable assigned to the New Factor.  The Company assumed credit risk (recourse) in the amount of $382,140.  Credit risk on the remaining factor assigned receivables in the amount of $1,648,177 was assumed by the New Factor (non-recourse). This agreement is effective October 16, 2008 and replaces the previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT. As of March 31, 2009 and March 31, 2008 the outstanding amount due from BB&T was $70,538 and $0 respectively.  The amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS bank.  As of March 31, 2009 and March 31, 2008 the outstanding amount under the factoring facility with DBS Bank was $799,112 and $0 respectively. This amount represents advances made by the Bank on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet. The terms of the agreement are more particularly described in Note 8.

Prior to 2008 the Company executed an agreement with The CIT Group/Commercial Services, Inc. (“CIT”) on August 13, 2007 to factor its receivables. CIT assumed the credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company assumed the credit risk (client risk accounts).  The factoring fees, for the client risk accounts, were .3% of the gross invoice.  For the factor risk accounts, the fees were ..55% of the gross invoice. The annual minimum charge was $24,000.  CIT did not advance funds to the Company directly. On October 26, 2007, the Company entered into a four- party agreement with CIT(“Previous Factor”), Standard Chartered Bank (Hong Kong), Limited (“Lender”) and Starlight Marketing Limited (“Borrower”), a related party. According to the agreement, the Company assigned the proceeds from customers to the Lender, the Lender advanced the loans to the Borrower. The Borrower then directed the advance to the Company. Both the Borrower and the Company guaranteed the repayment of the advance. The maximum amount for the advance was approximately $4.5 million or 85% of the qualified accounts receivable, which ever was higher. As of March 31, 2009 and March 31, 2008 the outstanding amount due from CIT for customer payments in excess of advances made to the Company was $3,318 and $131,451, respectively.. The factoring agreement with CIT expired in August 2008 and the Company gave 60 days written notice to terminate the agreement.  CIT will continue to collect all open invoices assigned to it and remit the proceeds to the Company upon collection.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL		MARCH 31,	MARCH 31,
	LIFE		2009	2008

Computer and office equipment	5 years		$652,235	$520,182
Furniture and fixtures	5-7 years		220,315	216,120
Leasehold improvement		*	153,993	156,614
Warehouse equipment	7 years		86,599	-
Molds and tooling	3 years		1,552,465	1,032,970
			2,665,607	1,925,886

Less: Accumulated depreciation and amortization			(1,778,837)	(1,327,606)
			$886,770	$598,280

* Shorter of remaining term of lease or useful life
Depreciation and amortization for fiscal years ended 2009, 2008, and 2007 was $459,354, $311,273, and $556,051, respectively.

NOTE 6 – DUE TO RELATED PARTIES, NET

As of March 31, 2009 the Company had $1,498,391 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Macao Commercial Offshore Ltd in the amount of  $1,580,601, offset by net accounts receivable of $61,060 from other Starlight Group  affiliates and  trade receivables of $21,150 from Cosmo Communications Corp.

As of March 31, 2008 we had $616,732 due to related parties. This consisted of an interest bearing loan payable of $642,587 to Starlight Marketing Limited, an $18,000 payable to Starlight Marketing Development Limited, and net accounts payable of $38,751 to Starlight affiliates. These amounts were reduced by a non-interest bearing receivable from Cosmo Communications Corp. for $82,607.
.
NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 – FINANCING

On February 12, 2008 the Macau Subsidiary entered into a Banking Facilities agreement with Heng Seng Bank Limited (“Bank”).  Under the terms of the agreement, the Macau Subsidiary has access to $5,100,000 in total facilities including $500,000 for payment of goods financed under the bank’s letters of credit, $3,000,000 for negotiation of discrepant documents presented under export letters of credit and a factoring facility to a maximum of $1,600,000.  Interest on open balances is due and payable monthly at a rate of 2% per annum above LIBOR (London Interbank Offered Rate).  The note is collateralized by a promissory note from the Macau Subsidiary of $5.8 million and an unlimited written guarantee from the Company.  There were no amounts due to the Bank as of March 31, 2009 and March 31, 2008 respectively.

On July 16, 2008 SMC-L entered into a financing arrangement with Westover Financial, Inc. for the purchase of four forklifts for the California logistics operations.  The terms of the agreement required an initial payment of $18,691 and 36 monthly payments of $1,516 with effective interest rate of 18.6%.  As of March 31, 2009 the remaining amount due on this obligation was $40,919 of which $18,186 is due within the next twelve months and the remaining $22,733 due after one year.

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

Interest on letter of credit facilities and discounting charges on accounts receivable advances will be charged at a rate of 1.5% per annum over LIBOR (London Interbank Offered Rate).  The credit facility is secured with corporate guarantees from the Company as well as a $2.0 million guarantee from Starlight International Holdings Limited, a related party.  BB&T will serve as the correspondent factor for the Lender for the Company’s qualified North American accounts receivable. BB&T does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower.   The combined factoring fees will be .675% of the gross invoice for all factored accounts.  This agreement is effective October 16, 2008 and replaces the previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT. As of March 31, 2009 and March 31, 2008 the outstanding amount due from BB&T was $70,538 and $0 respectively.  The amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS bank.   As of March 31, 2009, March 31, 2008 and March 31, 2007 the outstanding amount due to DBS Bank was $799,112, $0, and $0 respectively pursuant to the factoring facility.  The amount has been offset against accounts receivable in the accompanying consolidated balance sheet.

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

In September 2005, the defendants, including The Singing Machine Company, Inc., filed multiple motions to dismiss the original complaint.  In October 2005, Sybersound filed a motion for summary judgment.  On January 6, 2006, the court granted the motions of the defendants and denied the plaintiff’s motion, thereby dismissing the case against the defendants, including The Singing Machine Company, Inc., with prejudice.  The plaintiff, Sybersound thereafter appealed the decision to the Ninth Circuit Court of Appeals.

On February 27, 2008 the Ninth Circuit Court of Appeals affirmed the dismissal against The Singing Machine Company, Inc. and dismissed all claims against the Company with prejudice. Sybersound had until July 10, 2008 to file a Petition with the United States Supreme Court to appeal that decision. Sybersound did not elect to file a Petition, therefore the above captioned lawsuit is concluded.

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

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service (IRS) notified the former foreign Subsidiary of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003 for International SMC (HK) Limited “ISMC (HK)”, a former subsidiary.  According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125.  ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”).  The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters.  On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company.  In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

•	The Internal Revenue Service’s asserted position that the Company is not the taxpayer.
•	The 1120- F tax liability was recorded under the taxpayer identification number belonging to ISMC and not the Company’s taxpayer identification number
•	The IRS would be barred from recovery since it failed to assess or issue a notice of levy within the three year statute of limitations

Based on the conclusion reached in the legal memorandum, management does not believe that the Company will have any further liability with regards to this issue.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the years ended March 31, 2009, 2008 and 2007 was $961,226, $201,270 and $409,608, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2009 are as follows:

	Property Leases	Equipment Leases
For period ending

2010	$782,410	$9,747
2011	645,929	5,807
2012	665,307	-
2013	226,193	-
2014 and beyond	-	-
	$2,319,839	$15,554

The above property lease payments are gross payments which are not net of supplemental sublease fees we receive.  During fiscal years 2009, 2008 and 2007 the Company received fees of approximately $45,000, $543,000 and $414,000 respectively, for sublease of warehouse space and warehousing services provided to affiliated entities out of its California warehouse.

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

As of March 31, 2009 the total amount due to MGA Entertainment, Inc. was $438,394.  This amount includes $196,394 of additional royalties due and is included in accrued expenses on the accompanying consolidated balance sheet. In addition the Company owes MGA Entertainment, Inc. $242,000 for guaranteed minimum advances due by December 31,2008. This amount has not been included in the consolidated financial statements since it would be considered a “gross-up” of the balance sheet.  The amounts due  have not been paid due to an ongoing lawsuit between Mattel Inc. and MGA Entertainment Inc. wherein Mattel has legally challenged MGA’s trademark rights to the BRATZ™ franchise.

NYSE AMEX STATUS

On September 16, 2008, the Company received notice from AMEX indicating that the Company was below certain requirements of AMEX’s continued listing standards as of June 30, 2008. Specifically, shareholders’ equity was less than $4,000,000 and there were losses from continuing operations in three of its four most recent fiscal years, as set forth in Section 1003(a)(ii) of AMEX’s Company Guide.  In response, the Company submitted a timely plan of compliance to AMEX (the “Plan”).  In a letter dated December 12, 2008 from AMEX, the Company was officially notified that AMEX had accepted the Company’s Plan and that the Company had until March 31, 2009 to complete the Plan and regain compliance with Section 1003(a)(ii) of AMEX’s Company Guide.  AMEX Staff advised the Company that it would be subject to periodic review by AMEX during the extension period and that failure to make progress consistent with the Company’s Plan could result in delisting. Also in that same letter dated December 12, 2008, AMEX Staff notified the Company that it deemed the Company’s common stock selling price as too low. AMEX informed the Company that it must address its low selling price by June 12, 2009 in order to remain in compliance with AMEX Company Guide Section 1003(f)(v).

In April 2009, the Company notified AMEX that it would not be able to meet its goals set forth in the prior Plan. In particular, the Company notified AMEX that it would not be in compliance with AMEX’s listing requirement of shareholders’ equity of $4,000,000 as of the end of the fiscal year ended March 31, 2009. The Company submitted a second revised plan (“Revised Plan”) to AMEX to request more time and to show that it could regain compliance by March 31, 2010. AMEX reviewed the Revised Plan and notified the Company on June 22, 2009 that the Company was still not in compliance with Section 1003(a)(ii) due to the Company having shareholders’ equity of less than $4,000,000. AMEX also indicated that the Company was subject to Section 1002(b) of the AMEX Company Guide as a result of its depressed selling price per share, which the Company had not remedied by the June 12, 2009 deadline.  The AMEX Staff additionally stated that in reaching its decision it considered that the Company has failed to meet minimum listing standards on repeated occasions.  Consequently, AMEX stated that it had concluded that it is appropriate to initiate immediate delisting proceedings at this time. The Company has until June 29, 2009 to formally appeal AMEX’s decision, after which time the AMEX Staff’s determination will become final.  At that time, the AMEX Staff will suspend trading in the Company’s securities and file an application with the SEC to strike the Company’s common stock from listing and registration on AMEX in accordance with Section 12 of the Exchange Act and the rules promulgated thereunder. Our board of directors has decided at this time that it is not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX, particularly in light of the fact that the Company’s appeal would likely have little chance of success.

 Once the AMEX delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

  •   a limited availability of market quotations for our securities;

  •   a reduced liquidity with respect to our securities;

  •  a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock; and

  •   a decreased ability to issue additional securities or obtain additional financing in the future.

NOTE 10 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2009, 2008, and 2007, the Company issued the following common stock shares:

2009:

During the fiscal year ended March 31, 2009 the Company issued 5,691,032 shares of its common stock.

On March 25, 2009, the Company issued 2,267,220 shares of common stock to Arts Electronics, Ltd for $226,722 ($0.10 per share) to offset a trade payable.

On March 25, 2009, the Company issued 2,450,000 shares of common stock to koncepts International Limited for $245,000 ($0.10 per share) to offset a trade payable.

On October 9, 2008 the Company issued 33,336 shares of common stock to our Board of Directors at $0.45 per share, pursuant to our annual director compensation plan.

On April 1, 2008 the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) to offset a trade payable.

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

For the years ended March 31, 2009, 2008 and 2007, common stock equivalents to purchase 3,209,965, 2,544,824 and 1,973,446 shares of stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2009, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of March 31, 2009, the Company had 389,820 options available to be granted under the 2001 Plan. As of March 31, 2009, the Company had 337,500 options available to be granted under the 1994 Plan.

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

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,247,815	$1.25	1,382,890	$1.26	1,300,110	$1.74
Granted	420,000	$0.13	120,000	$0.45	943,000	$0.39
Exercised	-	-	(147,515)	$0.33	(285,000)	$0.44
Forfeited	(534,600)	$1.90	(107,560)	$1.27	(575,220)	$1.34
Balance at end of period	1,133,215	$0.58	1,247,815	$1.25	1,382,890	$1.26

Options exercisable at end of period	709,965	$0.83	1,029,296	$1.44	582,307	$2.14

The following table summarizes information about employee stock options outstanding at March 31, 2009:

Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.11-$0.77	988,485	7.08	$0.33	568,485	0.48
$0.93 - $1.97	120,180	6.58	$1.20	116,930	$1.20
$2.04-$5.60	5,550	1.43	$2.04	5,550	$2.04
$7.20-$9.00	19,000	3.86	$9.00	19,000	$9.00
	1,133,215			709,965

Prior to April 1, 2005, in accordance with SFAS No. 123, for options issued to employees, the Company applies the intrinsic value method of APB Opinion No. 25 and related interpretations in accounting for options issued.

STOCK WARRANTS

As of March 31, 2009, the Company had a total of 1,250,000 stock purchase warrants outstanding. The exercise price of these warrants is $0.35 with an expiration date of February 21, 2010.

NOTE 11 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2009, 2008 and 2007, the Macau Subsidiary recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation.  As of March 31, 2009, 2008 and 2007, The Singing Machine had net deferred tax assets of approximately $3.1 million, $2.5 million, and $2.7 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.1 million, $2.5 million, and $2.7 million, respectively.

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

We adopted FIN-48 on April 1, 2007 and it has had no impact on the financial statements.

In 2007, as a consequence of the ISMC divestiture, and based on the opinion of the Hong Kong tax counsel, as well as “hold harmless” representations from the present shareholders of ISMC, the Company reversed the previously recorded provision of Hong Kong tax of approximately $2,453,000. Such reversal has been presented in the income tax section of the accompanying statements of operations.

The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2009, 2008, and 2007:

	2009	2008	2007

Current:
U.S. Federal	$(878,241)	$9,181	$(781,917)
Foreign	-	-	(2,453,576)
State	(77,918)	944	(69,080)
Deferred	992,811	(10,125)	850,997
	$36,652	$-	$(2,453,576)

The United States and foreign components of income (loss) before income taxes are as follows:

	2009	2008	2007

United States	$(2,583,061)	$27,002	$(2,316,348)
Foreign	428,498	(25,290)	601,360
	$(2,154,563)	$1,712	$(1,714,988)

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2009, 2008, and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2009	2008	2007

Expected tax (benefit) expense	$(732,551)	$582	$(583,096)
State income taxes, net of Federal income tax benefit	(77,919)	943	(69,080)
Permanent differences	6,447	5,829	5,640
Change in valuation allowance	652,738	(194,062)	(3,702,790)
Tax rate differential on foreign earnings	(145,689)	8,600	(204,462)
Reversal of provision for foreign income taxes	-	-	(2,453,576)
Other	333,627	178,108	4,553,788
Actual tax (benefit) expense	$36,652	$-	$(2,453,576)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2009	2008	2007

Deferred tax assets:
Federal net operating loss carryforward	1,616,816	1,490,139	$2,034,910
State net operating loss carryforward	509,378	518,078	291,285
AMT credit carryforward	70,090	70,090	70,090
Inventory differences	445,109	169,382	66,942
Allowance for doubtful accounts	89,073	41,105	21,021
Reserve for sales returns	97,933	74,056	72,664
Charitable contributions	60,700	60,700	60,700
Accrued Vacation	12,568	-	-
Depreciation and amortization	197,614	-	-
Amortization of reorganization intangible	30,658	53,652	53,652
Total deferred tax assets	3,129,940	2,477,201	2,671,264

Net deferred tax assets before valuation allowance	3,129,940	2,477,201	2,671,264
Valuation allowance	(3,129,940)	(2,477,201)	(2,671,264)
Net deferred tax assets	$-	$-	$-

At March 31, 2009, the Company has federal tax net operating loss carry forwards in the amount of approximately $4.8 million, which expire beginning in the year 2023.  In addition, state tax net operating loss carry forwards in the amount of approximately $6.6 million expire beginning in 2013. The Company is no longer subject to income tax examinations for fiscal years before 2006.

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary and Hong Kong Subsidiary, until its date of sale. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31,

	2009	2008	2007

North America	$26,154,402	$27,085,841	$20,552,962
Europe	4,813,309	6,314,126	5,793,062
Others	812,998	667,904	386,120
	$31,780,709	$34,067,871	$26,732,144

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2009, 2008, and 2007 totaled $17,825, $21,674and $39,460, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2009, 82% of accounts receivable were due from two customers in North America and one in Europe. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 55% 15% and 11% at March 31, 2009.  Accounts receivable from customers that individually owed over 10% of total accounts receivable was 31% and 29% at March 31, 2008. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2009, 2008, and 2007 were 61%, 62% and 58% of total revenues, respectively. Revenues derived from top three customers in 2009, 2008 and 2007 as percentage of the total revenue were 21%, 18% and 10%; 22%, 11% and 11%; and 24%, 16% and 10%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Hong Kong and Macau Subsidiaries aggregated $17.1 million in 2009, $17.3 million in 2008 and $16.2 million in 2007.

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

During fiscal years 2009, 2008, and 2007, manufacturers in the People's Republic of China ("China") accounted for approximately 99%, 99% and 98%; respectively of the Company's total product purchases, including all of the Company's hardware purchases.

The Company is primary relying on DBS Bank to finance its accounts receivable. The loss of the factoring facility might have an adverse effect on its business.

NOTE 15 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2009, 2008, and 2007 are set forth in the following table:

				Basic	Diluted
				Earnings	Earnings
			Net Earnings	(Loss)	(Loss)
	Sales	Gross Profit	(Loss)	Per Share	Per Share
	(In thousands)	(In thousands)	(In thousands)
2009
First quarter	$1,770	$203	$(1,050)	$(0.03)	$(0.03)
Second quarter	12,616	2,021	103	-	-
Third quarter	16,612	3,772	464	0.01	0.01
Fourth quarter	783	(52)	(1,708)	(0.03)	(0.03)
Fiscal Year 2009	$31,781	$5,944	$(2,191)	$(0.07)	$(0.07)

2008
First quarter	$2,446	$339	$(852)	$(0.03)	$(0.03)
Second quarter	16,108	3,193	1,054	0.04	0.03
Third quarter	13,784	3,747	767	0.03	0.03
Fourth quarter	1,730	400	(967)	(0.03)	(0.03)
Fiscal Year 2008	$34,068	$7,679	$2	$-	$-

2007
First quarter	$1,036	$126	$(1,151)	$(0.11)	$(0.11)
Second quarter	14,299	3,046	806	0.04	0.03
Third quarter	11,018	3,289	2,824	0.11	0.10
Fourth quarter	379	(345)	(1,740)	(0.08)	(0.08)
Fiscal Year 2007	$26,732	$6,116	$739	$0.03	$0.03

NOTE 16 – GAIN FROM DISPOSAL OF ASSETS

During fiscal 2007, the Company sold its Hong Kong subsidiary to a non-related third party and recognized a gain of $20,078. The Company also recognized a gain of $8,950 from the sale of old tools during 2007.

NOTE 17 – RELATED PARTY TRANSACTIONS

TRADE

On May 23, 2008, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo Communications Corp. to provide logistics, fulfillment, and warehousing services for Starlight and Cosmo’s domestic sales. The Agreement generated approximately $.8 million dollars for fiscal year 2009 and is expected to generate $1.1M for fiscal year 2010.

The Company purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight for the fiscal year ended March 31, 2009 and 2008 were $10,170,825 and $5,775,074, respectively. In addition, the Company also purchased molds and tooling from Starlight in the amount of $235,000 and $126,282 in fiscals 2009 and 2008, respectively, which are included in Property and Equipment in the accompanying Consolidated Balance Sheets.

On August 1, 2006, the Company entered into a service agreement with Starlight Electronics Co., Ltd, a subsidiary of Starlight International Holding Ltd, to provide shipping and engineering service to the Company at a charge of $25,000 per month.  This amount increased to $29,000 per month effective July 1, 2008 however, due to a decrease in services provided to the Company in fiscal 2009 the service charge was temporarily reduced for a period of time. For the fiscal year ended March 31, 2009 and 2008, this service charge was $261,000 and $200,000 per annum respectively and is included in the general and administrative expenses in the accompanying Consolidated Statements of Operations.

In addition, on October 1, 2006 the Company entered into a warehouse services agreement with Starlight Industrial Holding LTD, to provide them with warehousing services at the Company’s California warehouse at a monthly service charge of $26,000.  In May 2008, that amount was increased to $39,000 per month. This amount was used to offset logistics expenses for the warehouse and is shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.

SUPPLEMENTAL DATA
SCHEDULE II

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	for Write off	Costs and	End of
Description	Period	Expenses		Expenses	Period

Year ended March 31, 2009
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$120,899	$197,178	$(71,068)	$13,961	$260,970
Deferred tax valuation allowance	$2,477,202	$689,390	$(36,652)	$-	$3,129,940
Inventory reserve	$497,984	$700,709	$(316,734)	$(136,571)	$745,388

Year ended March 31, 2008
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$61,824	$112,390	$(53,315)	$-	$120,899
Deferred tax valuation allowance	$2,671,264	$123,910	$-	$(317,972)	$2,477,202
Inventory reserve	$198,848	$382,048	$-	$(82,911)	$497,984

Year ended March 31, 2007
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$103,615	$40,082	$(26,973)	$(54,900)	$61,824
Deferred tax valuation allowance	$6,374,053	$-	$-	$(3,702,789)	$2,671,264
Inventory reserve	$1,096,123	$121,969	$(747,505)	$(271,739)	$198,848