Form 10-K/A
period 2009-03-31
SINGING MACHINE CO INC
filed 2009-07-07
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment #1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act).:

   Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer 0         Smaller reporting company ☑

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

DOCUMENTS INCORPORATED BY REFERENCE – None

TABLE OF CONTENTS

Part II

Item 8.	Financial Statements and Supplementary Data	3

Part III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3

PART IV

Item 15.	Exhibits, Financial Statement Schedules	5

EXPLANATORY NOTE

The Singing Machine Company, Inc. (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is filing this Amendment No. 1 (the “Form 10-K/A”) to its annual report previously filed on Form 10-K with the SEC on June 29, 2009: (i) to revise Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to revise the percentage owned by koncepts International Limited; (ii) to amend erroneous dates caused by clerical error contained within the “Report of Independent Registered Public Accounting Firm” in Item 8. Financial Statements and Supplementary Data; and (iii) to include two omitted exhibits in the Exhibit Index within Item 15. Exhibits and Financial Statement Schedules.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re-filed as of the date of this Form 10-K/A and are included as exhibits hereto.

PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required pursuant to this Item 8 are included in this Form 10-K/A, as a separate section commencing on page F-1 and are incorporated herein by reference.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 15, 2009, certain information concerning beneficial ownership of our common stock by:

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

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted below, and subject to applicable property laws, to our knowledge each person has sole investment and sole voting power over the shares shown as beneficially owned by them.   Unless otherwise noted, the principal address of each of the directors and officers listed below is c/o The Singing Machine Company, Inc., 6601 Lyons Road, Building A-7, Coconut Creek, FL 33073.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters as of June 15, 2009

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Outstanding Shares of Common Stock

Security Ownership of Management:
Anton Handal (1)	750,000	2.0%
Lionel Marquis	-	*
Bernardo Melo (2)	60,500	*
Bernard Appel (3)	119,578	*
Harvey Judkowitz (3)	129,578	*
Carol Lau (3)	26,130	*
Yat Tung Lau (3)	26,130	*
Peter Hon (3)	26,130	*
Stewart Merkin (3)	97,231	*
Officers & Directors as a Group (9 persons)	1,235,277	3.3%

Security Ownership of Certain Beneficial Owners:
koncepts International Limited (4)	19,932,679	51.5%
Arts Electronics Ltd. (5)	3,745,917	10.0%
Gentle Boss Investments Ltd (6)	2,100,000	5.6%

* Less than 1%

(1) Includes an option granted to Mr. Handal from koncepts International Limited to purchase 750,000 stock warrants of the Singing Machine held by koncepts International Limited, with an exercise price of $0.35 per share and is exercisable within 60 days of June 15, 2009. Excludes options to purchase 300,000 shares of common stock, which are not exercisable within 60 days of June 15, 2009.

(2) Includes stock options to purchase 60,500 shares of common stock, which is exercisable within 60 days of June 15, 2009.

(3) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of June 15, 2009:  100,000 options held by Bernard Appel; 100,000 options held by Harvey Judkowitz, 80,000 options held by Stewart Merkin, and 20,000 options held by each of Carol Lau, Peter Hon, and Yat-Tung Lau.

(4) Includes a common stock purchase warrant to purchase 1,250,000 shares of common stock, which is exercisable within 60 days of June 15, 2009.  The address for koncepts International Limited is 5/F Shing Dao Industrial Bldg, 232 Aberdeen Main Road, Aberdeen China.

(5) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(6) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

EQUITY COMPENSATION PLANS AND 401(K) PLAN

We have two stock option plans: our Amended and Restated 1994 Management Stock Option Plan ("1994 Plan") and our Year 2001 Stock Option Plan ("Year 2001 Plan"). Both the 1994 Plan and the Year 2001 Plan provide for the granting of incentive stock options and non-qualified stock options to our employees, officers, directors and consultants. As of March 31, 2009, we had 5,550 options issued and outstanding under our 1994 Plan and 1,127,665 options were issued and outstanding under our Year 2001 Plan.

The following table gives information about equity awards under our 1994 Plan and the Year 2001 Plan.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES IN COLUMN (A))
Equity Compensation Plans approved by Security Holders	1,133,215	$.58	727,320

Equity Compensation Plans Not approved by Security Holders	0	$0	0

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2009 and 2008

Consolidated Statements of Operations—Years ended March 31, 2009, 2008 and 2007.

Consolidated Statements of Shareholders' (deficit) Equity—Years ended March 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows—Years ended March 31, 2009, 2008 and 2007.

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

10.28 Distribution Agreement dated April 1, 2003 between the Singing Machine and Arbiter Group, PLC. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.29 Loan Agreements dated August 13, 2003 in the aggregate amount of $1 million between the Company and each of Josef Bauer, Howard Moore & Helen Moore Living Trust, Maureen G. LaRoche and Yi Ping Chan. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.30 Letter dated March 4, 2003 from Jay Bauer to the Singing Machine regarding a $400,000 loan. (incorporated by reference to the Singing Machine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.31 Securities Purchase Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.32 Registration Rights Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.33 One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.34 Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.35 Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.36 Bridge Loan Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.37 Collateral Security Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.38 Bridge Note of The Singing Machine Company, Inc. dated March 8, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.39 Settlement Agreement and Release dated as of March 5, 2007 by and among The Singing Machine Company, Inc. and the holders of the Company’s $4,000,000 principal amount 8% Convertible Debentures. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.40 Settlement Agreement dated April 27, 2007, by and between The Singing Machine Company, Inc. and Abacus Advisors Group LLC. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 3, 2007)

10.41 Amendment to lease for executive offices dated April 3, 2008 by and between The Singing Machine Company, Inc. and Lyons Corporate Park, LLLP. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.42  Lease for City of Industry, CA warehouse by and between The Singing Machine Company, Inc. and Sun-Yin USA, Inc. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.43 Cosmo employee management agreement dated May 23, 2008 by and among The Singing Machine Company, Inc. and Cosmo Communications Corporation. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.44 Logistics Agreement dated May 23, 2008 by and among The Singing Machine Company, Inc. and Starlite Consumer Electronics (USA), Inc., Cosmo Communications Corp. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.45 DBS Banking Facility Agreement dated August 28, 2008 by and among The Singing Machine Company, Inc. and SMC (Comercial Offshore De Macau) Limitada. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.46 BB&T Factoring and Security Agreement dated September 19, 2008 by and among The Singing Machine Company, Inc. and Branch Banking and Trust Company. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.47 Assignment of Factoring Proceeds and Intercreditor Agreement dated September 19, 2008 by and among The Singing Machine Company, Inc., SMC (Comercial Offshore De Macau) Limitada, Branch Banking and Trust Company, and DBS Bank (Hong Kong) Limited. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.48  Hang Seng Bank Banking Facility dated February 12, 2008 by and among SMC (Comercial Offshore De Macau) Limitada and Hang Seng Bank. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.49 Licensing Agreement dated May 10, 2006 by and among The Singing Machine Company, Inc. and MGA Entertainment, Inc. *

10.50 Licensing Agreement dated November 21, 2006 by and among The Singing Machine Company, Inc. and MGA Entertainment, Inc. *

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

THE SINGING MACHINE COMPANY, INC.

Date: July 7, 2009	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for the years ended March 31, 2009, 2008, 2007. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Berkovits & Company, LLP.

Fort Lauderdale, Florida
June 26, 2009

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