Form 10-Q
period 2009-06-30
SINGING MACHINE CO INC
filed 2009-08-19
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	37,449,432 as of August 19, 2009

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX
		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2009(Unaudited) and March 31, 2009	3

	Consolidated Statements of Operations - Three months ended June 30, 2009 and 2008(Unaudited)	4

	Consolidated Statements of Cash Flows - Three months ended June 30, 2009 and 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements-June 30, 2009 (Unaudited)	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 4T.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$616,865	$957,163
Accounts receivable, net of allowances of $327,293 and $261,980, respectively	591,902	972,345
Due from factor	4,004	73,854
Inventories,net	4,211,919	4,729,667
Prepaid expenses and other current assets	420,824	526,563
Total Current Assets	5,845,514	7,259,592

Property and Equipment, net	822,395	886,770
Other Non-Current Assets	179,362	179,362
Total Assets	$6,847,271	$8,325,724

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,352,525	$2,588,769
Due to related parties - net	619,569	1,498,391
Accrued expenses	348,231	422,260
Short-term loan - bank	1,742,140	-
Current portion of long-term financing obligation	18,186	18,186
Customer credits on account	1,643,994	908,449
Deferred gross profit on estimated returns	73,125	288,039
Total Current Liabilities	5,797,770	5,724,094

Long-term financing obligation, less current portion	19,702	22,733
Total Liabilities	5,817,472	5,746,827

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,449,432 and 37,449,432 shares issued and outstanding	374,494	374,494
Additional paid-in capital	19,079,689	19,075,750
Accumulated deficit	(18,424,384)	(16,871,347)
Total Shareholders' Equity	1,029,799	2,578,897
Total Liabilities and Shareholders' Equity	$6,847,271	$8,325,724

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended
	June 30, 2009	June 30, 2008

Net Sales	$814,008	$1,770,346

Cost of Goods Sold	1,099,630	1,567,697

Gross (Loss) Profit	(285,622)	202,649

Operating Expenses
Selling expenses	304,141	221,534
General and administrative expenses	860,254	922,199
Depreciation and amortization	99,752	101,161
Total Operating Expenses	1,264,147	1,244,894

Loss from Operations	(1,549,769)	(1,042,245)

Other Expenses
Interest expense	(3,268)	(7,316)

Loss before taxes	(1,553,037)	(1,049,561)

Provision for income taxes	-	-

Net Loss	$(1,553,037)	$(1,049,561)

Loss per Common Share
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted Average Common and Common
Equivalent Shares:
Basic	37,449,432	31,990,298
Diluted	37,449,432	31,990,298

The accompanying notes are an integral part of these consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities
Net Loss	$(1,553,037)	$(1,049,561)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	99,752	101,161
Inventory reserve charge	181,152	9,267
Change in allowance for bad debts	65,313	(83,072)
Stock compensation	3,939	3,640
Deferred gross profit on estimated sales returns	(214,914)	(157,052)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	950,861	959,838
Inventories	336,605	(1,529,507)
Prepaid expenses and other current assets	105,739	(75,667)
Other non-current assets	-	(5,747)
Increase (Decrease) in:
Accounts payable	(1,236,244)	2,144,814
Accounts payable - related party	(878,822)	-
Accrued expenses	(74,028)	(59,167)
Customer credits on account	735,545	(205,334)
Net cash (used in) provided by operating activities	(1,478,149)	53,613
Cash flows from investing activities
Purchase of property and equipment	(35,377)	(276,769)
Net cash used in investing activities	(35,377)	(276,769)
Cash flows from financing activities
Borrowings from factor, net	69,850	56,042
Net payments pursuant to factoring facility	(635,731)	-
Net proceeds from short-term bank loan	1,742,140	-
Payments on long-term financing obligation	(3,031)	-
Net loan proceeds from related parties	-	180,448
Net cash provided by financing activities	1,173,228	236,490
Change in cash and cash equivalents	(340,298)	13,334

Cash and cash equivalents at beginning of period	957,163	447,816
Cash and cash equivalents at end of period	$616,865	$461,150

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$3,268	$7,316
Supplemental Disclosures of Non-Cash Financing Activities:
Payment of trade payable with stock	$-	$197,500

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
June 30, 2009

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company,” “SMC”, “The Singing Machine”, “we” or “us”), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”), SMC-Music, Inc.(“SMC-M”), and Singing Machine Holdings Ltd. (a B.V.I. company) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers.

The preparation of The Singing Machine’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company’s financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances.

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company, Macau Subsidiary, SMC-L, SMC-M and The Singing Machine Holdings Ltd.  (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

USE OF ESTIMATES. The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, inventory reserves, warranty reserves, and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Historically, past changes to these estimates have not had a material impact on the Company’s financial condition. However, circumstances could change which may alter future expectations.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE. The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

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

RESERVES ON INVENTORIES. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions.  The amounts at June 30, 2009 and March 31, 2009 are $446,223 and $666,643 respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.  As of June 30, 2009 and March 31, 2009 the amounts uninsured in United States banks was an additional $0 and $1,438 respectively.

INVENTORY

Inventories are comprised of electronic karaoke equipment, accessories, electronic musical instruments, electronic toys and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of Share-Based Payments (“SFAS 123 (R)”), starting on January 1, 2006.  SFAS 123 (R) which became effective after June 15, 2005, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123 (R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123 (R) is effective and thereafter, with prior periods’ stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of SFAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123. The Company continues to use the Black-Scholes option valuation model to value stock options.  As a result of the adoption of SFAS 123 (R), the Company recognized a charge of $3,939 (included in selling, general and administrative expenses) for the three months ended June 30, 2009 associated with the expensing of stock options. For the three months ended June 30, 2009 and June 30, 2008, the stock option expense was $3,936 and $3,640 respectively.   Employee stock option compensation expense in fiscal years 2010 and 2009 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended June 30 2009, the Company took into consideration guidance under SFAS 123 (R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the three months ended June 30, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of three years.

•	For the three months ended June 30, 2008: expected dividend yield 0%, risk-free interest rate of 1.55%, volatility of 67.41% and expected term of one year.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company’s products in the client’s catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2009 and 2008 was $64,599 and $40,160, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations.  For the three months ended June 30, 2009 and 2008, these amounts totaled $43,495 and $1,949, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, due from factors, accounts payable, customer credits on account, accrued expenses and loans payable to related parties approximates fair value due to the relatively short period to maturity for these instruments.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the  the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”  SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. According to SFAS No. 168, rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 at which time the Codification will supersede all then-existing non-SEC accounting and reporting standards.  The adoption of SFAS No. 168 is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FASB 165”). The purpose of SFAS 165 is to establish a general standard of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement outlines the following:

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

FASB 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FASB 165 did not have any impact on our consolidated financial statements.

NOTE 3- INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the requirements of SFAS No. 109 relating to the recognition of income tax benefits. . Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

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

Significant management judgment is required in developing The Singing Machine’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely that the asset will not be realized.

As of June 30, 2009 and March 31, 2009, The Singing Machine had gross deferred tax assets of approximately $3.6 million and $3.1 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.6 million and $3.1 million, respectively.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	June 30,	March 31,
	2009	2009

Finished Goods	$4,957,308	$5,475,056
Inventory in Transit	-	-
Less: Inventory Reserve	(745,389)	(745,389)

Net Inventories	$4,211,919	$4,729,667

Inventory consigned to customers at June 30, 2009 and March 31, 2009 were $356,213 and $352,214 respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING FACILITY

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

According to the factoring facility, BB&T will serve as the correspondent factor for the Lender and does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower. The maximum amount for the advance is approximately $7.0 million or 80% of the qualified accounts receivable, which ever is higher.   The Factor assumes credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company will assume the credit risk (client risk accounts).  The factoring fees are .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of June 30, 2009 there was a total of $976,030 of open accounts receivable assigned to the Factor.  The Company assumed credit risk (recourse) in the amount of $512,321.  Credit risk on the remaining factor assigned receivables in the amount of $463,709 was assumed by the Factor (non-recourse). This agreement was effective October 16, 2008 and replaces a previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT (“Old Factor”). As of June 30, 2009 and March 31, 2009 the outstanding amount due from  factors  was $4,004 and $73,854 respectively.  The amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS bank.  As of June 30, 2009 and March 31, 2009 the outstanding amount under the factoring facility with DBS Bank was $163,381 and $799,112 respectively. This amount represents advances made by the Bank on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet. The terms of the agreement are more particularly described in Note 8.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2009	2009

Computer and office equipment	5 years	$657,948	$652,235
Furniture and fixtures	5-7 years	220,315	220,315
Leasehold improvement	*	153,993	153,993
Warehouse equipment	7 years	101,521	86,599
Molds and tooling	3 years	1,567,207	1,552,465
		2,700,984	2,665,607

Less: Accumulated depreciation and amortization		(1,878,589)	(1,778,837)
		$822,395	$886,770

* Shorter of remaining term of lease or useful life

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 – FINANCING

On February 12, 2008 the Macau Subsidiary entered into a Banking Facilities agreement with Heng Seng Bank Limited (“Bank”).  Under the terms of the agreement, the Macau Subsidiary had access to $5,100,000 in total facilities including $500,000 for payment of goods financed under the bank’s letters of credit, $3,000,000 for negotiation of discrepant documents presented under export letters of credit and a factoring facility to a maximum of $1,600,000.  Interest on open balances was due and payable monthly at a rate of 2% per annum above LIBOR (London Interbank Offered Rate).  The amounts borrowed were collaterized by a promissory note from the Macau Subsidiary of $5.8 million and an unlimited written guarantee from the Company.  There were no amounts due to the Bank as of June 30, 2009 and March 31, 2009 respectively.  In July 2009 the Bank informed the Company that these facilities have been rescinded effective immediately.

On July 16, 2008 SMC-L entered into a financing arrangement with Westover Financial, Inc. for the purchase of four forklifts for the California logistics operations.  The terms of the agreement required an initial payment of $18,691 and 36 monthly payments of $1,516.  On June 30, 2009 the remaining amount due on this obligation was $37,888 of which $18,186 is due within the next twelve months and the remaining $19,702 due after one year.

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

Interest on letter of credit facilities and discounting charges on accounts receivable advances will be charged at a rate of 1.5% per annum over LIBOR (London Interbank Offered Rate).  The credit facility is secured with corporate guarantees from the Company as well as a $2.0 million guarantee from Starlight International Holdings Limited, a related party (“Starlight”).  BB&T will serve as the correspondent factor for the Lender for the Company’s qualified North American accounts receivable. BB&T does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower.   The combined factoring fees will be .675% of the gross invoice for all factored accounts.  This agreement is effective October 16, 2008 and replaces the previous four-party agreement between the Company, Starlight, Standard Chartered Bank (Hong Kong), Limited and CIT (“Old Factor”).

As of June 30, 2009 and March 31, 2009 the outstanding amount due from factors  was $4,004 and $73,854 respectively.  The amounts represent excess of customer payments received over amounts borrowed.   As of June 30, 2009 and March 31, 2009 the outstanding amount due to DBS Bank was $163,381 and $799,112, respectively pursuant to the factoring facility.  The amount has been offset against accounts receivable in the accompanying consolidated balance sheet.

During the first quarter ended June 30, 2009, the Company obtained short term bank financing from DBS Bank in the amount of $1,742,140 pursuant to an accounts payable financing facility.  The proceeds were used to pay China manufacturing vendors.  The loans are secured with corporate guarantees from the Company as well as a guarantee from Starlight and  bear interest at 2.7%. The amounts are due to DBS Bank as follows:

•	$1,000,000 – July 6, 2009 (See Note 14 – Subsequent Events)

•	$ 453,530 – September 14, 2009

•	$ 288,610 – September 15, 2009

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida and City of Industry, California. The leases expire at varying dates. Rent expense for the three months ended June 30, 2009 and 2008 was $225,557 and $141,121 respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2009 are as follows:

	Property Leases	Equipment Leases
For period ending June 30,

2010	$782,992	$8,788
2011	636,476	4,166
2012	655,571	-
2013	560,470	-
	$2,635,509	$12,954

LICENSE AGREEMENTS

On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA’s BRATZ™ franchise, one of the world’s leading toy lines and girls’ lifestyle brands, in North America, Europe and Australia. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards and an electronic drum.  The license agreement contains a minimum guarantee payment term.

On November 21, 2006 we also entered into a three-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of consumer electronic products based on MGA’s BRATZ™ franchise, one of the world’s leading toy lines and girls’ lifestyle brands, in North America, New Zealand, Chile and Australia. These consumer electronic products include boom boxes, clock radios and portable DVDs. The license agreement contains a minimum guarantee payment term.

As of June 30, 2009 the total amount due to MGA Entertainment, Inc. was $407,099.  This amount includes $165,099 of additional royalties due and is included in accrued expenses on the accompanying consolidated balance sheet. In addition the Company owes MGA Entertainment, Inc. $242,000 for guaranteed minimum advances due by December 31,2008. This amount has not been included in the consolidated financial statements since it would be considered a “gross-up” of the balance sheet.  The amounts due  have not been paid due to an ongoing lawsuit between Mattel Inc. and MGA Entertainment Inc. wherein Mattel has legally challenged MGA’s trademark rights to the BRATZ™ franchise.

NYSE AMEX EQUITIES STATUS

On June 22, 2009 the Company received notice from NYSE Amex Equities (“AMEX”) that it has determined that our common stock will be delisted and no longer trade on the exchange.  The Company’s Board of Directors board of directors decided that it was not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX.  On July 6, 2009, the Company’s stock was suspended from trading on AMEX.  The Company immediately applied for admission to the Over the Counter Bulletin Board (“OTCBB”) and subsequently began trading on the OTCBB on July 7, 2009 under the symbol “SMDM”.

NOTE 10 - STOCKHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2009 and 2008, the Company issued 0 and 940,476 shares of its common stock, respectively.

The shares issued were to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) for the satisfaction of certain payables owed by the Company for tooling.

EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings per Share”, basic (loss) earnings per share are computed by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

For the three months ended June 30, 2009 and 2008, common stock equivalents to purchase 2,986,920 and 3,425,215 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the “1994 Plan”). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2009, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company’s common stock and up to 300,000 shares for any one individual grant in any quarter. As of June 30, 2009, the Company granted 1,333,885 options under the Year 2001 Plan with 901,370 options still outstanding, leaving 616,115 options available to be granted.  There were no additional stock options issued during the three months ended June 30, 2009. As of June 30, 2009, the Company has 5,550 options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

STOCK WARRANTS

As of June 30, 2009, the Company had a total of 2,500,000 stock purchase warrants outstanding. The exercise price of these warrants range from $0.28 to $0.35. The expiration date of these warrants range from July 25, 2009 to July 26, 2010.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three months ended June 30, 2009 and 2008 were made by the Macau Subsidiary.  Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,

	2009	2008

North America	$814,008	$1,228,648
Australia	-	405,537
Europe	-	135,139
Others	-	1,022
	$814,008	$1,770,346

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 – DUE TO RELATED PARTIES, NET

As of June 30, 2009 and March 31, 2009 the Company had amounts due to related parties in the amounts of  $619,569 and $1,498,391 respectively consisting primarily of non-interest bearing trade payables and expenses due to Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

On May 23, 2008, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo Communications Corp. (“Cosmo”) to provide logistics, fulfillment, and warehousing services for Starlight and Cosmo’s domestic sales.  The Company received $372,938 and $0 in service fees for the quarters ended June 30, 2009 and June 30, 2008 respectively.  For the quarters ended June 30, 2009 and 2008, the Company additionally received reimbursements from Cosmo in the amount of $100,743 and $0 respectively for expenses and salaries incurred by SMC Logistics on behalf of Cosmo.

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling. There was no common stock issue to related parties during the first quarter ended June 30, 2009.

NOTE 14 – SUBSEQUENT EVENTS

 We evaluated the effects of all subsequent events from the end of the first quarter ended June 30, 2009 through August 19, 2009, the date we filed our financial statements with the U.S. Securities and Exchange Commission (“SEC”).

On July 6, 2009, a short-term loan in the amount of $1,000,000 was due to DBS Bank as disclosed in Note 8 Financing above.  On July 6, 2009 the Company paid $500,000 to DBS Bank and received a 30-day extension for the remaining $500,000 balance due.  On or about August 6, 2009 the Company received an additional 30-day extension to September 7, 2009.

In July 2009, Heng Seng Bank Limited informed the Company that the $5,100,000 in financing facilities described in Note 8 have been rescinded effective immediately.

On July 6, 2009, the Company’s stock was suspended from trading on AMEX. The Company immediately applied for admission to the Over the Counter Bulletin Board (“OTCBB”) and subsequently began trading on the OTCBB on July 7, 2009 under the symbol “SMDM” (see Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this quarterly report. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part II, Item 1A, “Risk Factors “). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, (the “Singing Machine,” “we,” “us” or “ours”) and our subsidiaries are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories, musical recordings and Bratz licensed electronic products. The Company’s products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

Our products are sold throughout North America and Europe, primarily through department stores, lifestyle merchants, mass merchandisers, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs.

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Costco, Kohl’s, J.C. Penney, Toys R Us Wal-Mart and Sam’s Club. Our business has historically been subject to significant seasonal fluctuations causing our revenues to vary from period to period and between the same periods in different fiscal years. Thus, it may be difficult for an investor to project our results of operations for any given future period.  We are uncertain of how significantly our business will be harmed by a prolonged economic recession  but, we anticipate that continued contraction of consumer spending will negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2009 and 2008.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For three months ended
	June 30, 2009	June 30, 2008

Net Sales	100.0%	100.0%

Cost of Goods Sold	135.1%	88.6%

Gross Profit	-35.1%	11.4%

Operating Expenses
Selling expenses	37.4%	12.5%
General and administrative expenses	105.7%	52.1%
Depreciation and amortization	12.3%	5.7%

Total Operating Expenses	155.3%	70.3%

Income from Operations	-190.5%	-58.9%

Other Income (Expenses)
Interest expense	-0.4%	-0.4%

Net Other Expenses (Income)	-0.4%	-0.4%

Net Income	-190.8%	-59.3%

QUARTER ENDED JUNE 30, 2009 COMPARED TO THE QUARTER ENDED JUNE 30, 2008

NET SALES

Net sales for the quarter ended June 30, 2009 decreased to $814,008 from $1,770,346, a decrease of $956,338 as compared to the same period ended June 30, 2008. This decrease was primarily due to a $474,738 decrease in Bratz licensed product from the same period ending June 30, 2008 as this product life cycle winds down. We also incurred some one-time pricing discounts granted to Costco Mexico in the amount of $54,000 for defective product and $181,440 to Sam’s Club for margin assistance on a slow-moving product.  The remaining difference was primarily due to increased returns compared to the same period ended June 30, 2008.

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2009 decreased to $(285,622) from $202,649, a decrease of $488,271 as compared to the same period in the prior year. As a percentage of revenues, our gross profit for the three months ended June 30, 2009 decreased to (35.1)% from 11.4% for the same period in 2008. While the first quarter of the fiscal year has historically not had strong performance, we experienced several one-time charges during the period that significantly contributed to the margin decrease.  In addition to the one-time pricing discounts totaling $235,440 described in Net Sales, above we also recognized a one-time charge of $181,142 to adjust certain Bratz licensed products and musical instruments to lower of cost or market value to accommodate large discounted sales and potential sales in subsequent periods.  The remaining difference is primarily due to the decrease in sales volume from the same period ending June 30, 2008.

OPERATING EXPENSES

For the quarter ended June 30, 2009, total operating expenses increased to $1,264,147.  This represents an increase of $19,253 over last year’s same quarter ended total operating expenses of $1,244,894.  This increase was primarily due to an increase selling expenses of $82,607 due inbound freight from increased volume of returns  and marketing expenses associated with new products and our internet store launch..  These expenses were offset by an increase in logistics expense reimbursements from the Starlight logistics agreement that was not fully in effect during the same period in 2008.

LOSS FROM OPERATIONS

Loss from operations increased $503,461 this quarter, to $1,553,037 for the three months ended June 30, 2009 as compared to a loss from operations of $1,049,561 for the same period ended June 30, 2008. This decrease was primarily due to reduced profit margins which were affected by one-time charges of $416,582 for pricing discounts and lower of cost or market inventory adjustments for certain products as described in Net Sales and Gross Profit above.  The remaining difference was due to the decrease in sales volume compared to the same period ending June 30, 2008.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $3,268 for the three months ended June 30, 2009 from $7,316 for the same period in 2008. The decrease of interest expenses was primarily due to the decrease in factor interest charges due to decrease in amount of sales factored compared to the same period ending June 30, 2009.

INCOME TAXES

For the three months ended June 30, 2009 and 2008, we did not record a tax provision because we incurred losses during these periods.

NET LOSS

For the three months ended June 30, 2009 net loss increased to $1,553,037 from $1,049,461 for the same period in 2008. This decrease was primarily due to reduced profit margins which were affected by one-time charges of $416,582 for pricing discounts and lower of cost or market inventory adjustments for certain products as described in Net Sales and Gross Profit above. The remaining difference was due to the decrease in sales volume compared to the same period ending June 30

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 we had cash on hand of $616,865 as compared to cash on hand of $461,150 as of June 30, 2008. We had a working capital of $47,744 as of June 30, 2009.

Net cash used by operating activities was $1,478,149 for the three months ended June 30, 2009, as compared to $53,613 generated by operating activities the same period a year ago.  The increase in net cash used was a result of the following factors: A decrease in accounts payable to Hong Kong and related party suppliers and an increase in customer credits on account due to increased product returns.  These decreases to cash used by operations were offset by a decrease in inventory from sales of existing inventory and later shipment by vendors of current year products.

Net cash used by investing activities for the three months ended June 30, 2009 was $35,377 as compared to $276,769 used by investing activities for the same period ended in 2008.  This decrease was caused primarily by the decrease in purchases new tools and moulds.

Net cash provided by financing activities was $1,173,228 for the three months ended June 30, 2009, as compared to cash provided by financing activities of $236,490 for the same period ended in 2008. The company relied on short-term pre-inventory financing facility from DBS Bank of $1,742,140 to finance existing and current year production by related party and other Hong Kong vendors.  The entire amount of the short-term financing is currently due on or before September 15, 2009.  We anticipate that shipments to and payment from one major European customer will be completed prior to the due date of the loans and the proceeds will be sufficient to pay the amounts when due.  This financing activity increase was offset by net repayment of factoring facilities of $635,731 from collections of Accounts receivable.

As of June 30, 2009, our unrestricted cash on hand was $616,865. Our average monthly general and administrative expenses are approximately $320,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 92.0% and 87.8% of net sales in fiscal 2009 and 2008, respectively.

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

COLLECTIBILITY OF ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is based on management’s estimates of the creditworthiness of our customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

RESERVES ON INVENTORIES. We establish a reserve on inventory based on the expected net realizable value of inventory on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value.

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

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for potential income taxes in the jurisdiction have been made.

USE OF OTHER ESTIMATES. We make other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. We reported certain material weaknesses in our internal controls over financial reporting in our annual report on Form 10-K for the year ended March 31, 2009.  The Company is still in the process of addressing these material weaknesses and will continue to update the Exchange as to our remediation progress.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

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

THE SINGING MACHINE COMPANY, INC.

Date: August 19, 2009	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer