Form 10-Q
period 2009-09-30
SINGING MACHINE CO INC
filed 2009-11-16
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,449,432 as of November 14, 2009

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2009(Unaudited) and March 31, 2009	3

	Consolidated Statements of Operations - Three months and six months ended September 30, 2009 and 2008(Unaudited)	4

	Consolidated Statements of Cash Flows - Six months ended September 30, 2009 and 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements- September 30, 2009 (Unaudited)	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$2,005,386	$957,163
Accounts receivable, net of allowances of $353,716 and $261,980, respectively	2,196,694	972,345
Due from factor	15,945	73,854
Iventories,net	5,033,324	4,729,667
Prepaid expenses and other current assets	403,681	526,563
Total Current Assets	9,655,030	7,259,592

Property and equipment, net	721,234	886,770
Other non-current assets	179,751	179,362
Total Assets	$10,556,015	$8,325,724

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$4,384,804	$2,588,769
Due to related parties, net	2,103,531	1,498,391
Accrued expenses	497,466	422,260
Short-term loan - bank	1,322,884	-
Current portion of long-term financing obligation	18,186	18,186
Customer credits on account	1,361,982	908,449
Deferred gross profit on estimated returns	131,185	288,039
Total Current Liabilities	9,820,038	5,724,094

Long-term financing obligation, less current portion	15,155	22,733
Total Liabilities	9,835,193	5,746,827

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,449,432 and 37,449,432 shares issued and outstanding	374,494	374,494
Additional paid-in capital	19,083,688	19,075,750
Accumulated deficit	(18,737,360)	(16,871,347)
Total Shareholders' Equity	720,822	2,578,897
Total Liabilities and Shareholders' Equity	$10,556,015	$8,325,724

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net Sales	$6,991,372	$12,616,396	$7,805,380	$14,386,742

Cost of Goods Sold	5,607,768	10,595,445	6,707,398	12,163,142

Gross Profit	1,383,604	2,020,951	1,097,982	2,223,600

Operating Expenses
Selling expenses	636,031	792,542	940,172	1,014,076
General and administrative expenses	930,353	996,556	1,790,607	1,918,755
Depreciation and amortization	102,513	103,499	202,265	204,660
Total Operating Expenses	1,668,897	1,892,597	2,933,044	3,137,491

(Loss) Income from Operations	(285,293)	128,354	(1,835,062)	(913,891)

Other Expenses
Interest expense	(27,683)	(25,684)	(30,951)	(33,000)

Net (Loss) Income	$(312,976)	$102,670	$(1,866,013)	$(946,891)

(Loss) Income per Common Share
Basic and Diluted	$(0.01)	$0.00	$(0.05)	$(0.03)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,449,332	32,698,876	37,449,332	32,227,250

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities

Net Loss	$(1,866,013)	$(946,891)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	202,265	204,660
Inventory reserve charge	191,179	(15,745)
Change in allowance for bad debts	91,736	(40,088)
Stock based compensation	7,938	7,280
Deferred gross profit on estimated sales returns	(156,854)	(1,543)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(3,084,916)	(5,949,946)
Inventories	(494,836)	(6,370,484)
Prepaid expenses and other current assets	122,882	(100,173)
Other non-current assets	(390)	(8,958)
Increase (Decrease) in:
Accounts payable	1,796,035	7,945,552
Accounts payable - related party	605,140	5,473,963
Accrued expenses	75,207	181,142
Customer credits on account	453,533	(105,701)
Net cash (used in) provided by operating activities	(2,057,094)	273,068
Cash flows from investing activities
Purchase of property and equipment	(38,377)	(401,293)
Disposal of property and equipment	1,648	-
Net cash used in investing activities	(36,729)	(401,293)
Cash flows from financing activities
Borrowings from factor, net	57,909	2,782
Net proceeds pursuant to factoring facility	1,768,830	-
Net proceeds from short-term bank loan	1,322,884	153,845
Payments on long-term financing obligation	(7,577)	51,528
Net loan proceeds from related parties	-	452,321
Net cash provided by financing activities	3,142,046	660,476
Change in cash and cash equivalents	1,048,223	532,251

Cash and cash equivalents at beginning of period	957,163	447,816

Cash and cash equivalents at end of period	$2,005,386	$980,067

Supplemental Disclosures of Cash Flow Information:

Cash paid for Interest	$30,951	$33,000
Non-Cash Financing Activities:
Conversion of trade payable to equity	$-	$197,500

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months and six months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

ACCOUNTS RECEIVABLE FACTORING. The Company’s factoring facility only finances non-recourse accounts receivable. Such receivables are considered to have been sold in accordance with Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 860-30 Transfers and Servicing Secured Borrowing and Collateral. Accordingly, advances received pursuant to the factoring facility have been netted against the accounts receivable on the accompanying Balance Sheets.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. The amounts at September 30, 2009 and March 31, 2009 are $1,751,868 and $666,643, respectively. At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of September 30, 2009 and March 31, 2009 the amounts uninsured in United States banks was $0 and $1,438, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions FASB ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity starting on January 1, 2006. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20 The Company continues to use the Black-Scholes option valuation model to value stock options. For the three and six months ended September 30, 2009, the stock option expense was $3,936 and $7,938, respectively. For the three and six months ended September 30, 2008, the stock option expense was $3,640 and $7,280, respectively. Employee stock option compensation expense in fiscal years 2010 and 2009 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended September 30, 2009, the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the six months ended September 30, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of one year.

•	For the six months ended September 30, 2008: expected dividend yield 0%, risk-free interest rate of 1.55%, volatility of 67.41% and expected term of one year.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the six months ended September 30, 2009 and 2008 was $282,369 and $200,041, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the six months ended September 30, 2009 and 2008, these amounts totaled $39,762 and $6,654, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We have adopted FASB ASC 825, "Financial Instruments," which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Beginning with the quarter ended June 30, 2009 we adopted the provisions of FASB ASC 855, Subsequent Events (“ASC 855”). The purpose of ASC 855 is to establish a general standard of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement outlines the following:

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

ASC 855 was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have any impact on our consolidated financial statements.

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740 (”ASC 740), Income Taxes relating to the recognition of income tax benefits. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. ASC 740 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

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

As of September 30, 2009 and March 31, 2009, The Singing Machine had gross deferred tax assets of approximately $3.7 million and $3.1 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.7 million and $3.1 million, respectively.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	September 30,	March 31,
	2009	2009
	(unaudited)

Finished Goods	$4,412,342	$5,475,056
Inventory in Transit	1,557,550	-
Less: Inventory Reserve	(936,568)	(745,389)

Net Inventories	$5,033,324	$4,729,667

Inventory consigned to customers at September 30, 2009 and March 31, 2009 were $357,078 and $352,214, respectively.

During the first quarter ended June 30, 2009 the Company recognized an inventory impairment charge of $181,142 to adjust certain Bratz licensed products and musical instruments to lower of cost or market value to accommodate large discounted sales and potential sales in subsequent periods.

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

According to the factoring facility, BB&T will serve as the correspondent factor for the Lender and does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower. The maximum amount for the advance is approximately $7.0 million or 80% of the qualified accounts receivable, which ever is higher. The Factor assumes credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company will assume the credit risk (client risk accounts). The factoring fees are .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of September 30, 2009 there was a total of $3,823,445 of open accounts receivable assigned to the Factor. The Company assumed credit risk (recourse) in the amount of $385,423. Credit risk on the remaining factor assigned receivables in the amount of $3,438,022 was assumed by the Factor (non-recourse). This agreement was effective October 16, 2008 and replaces a previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT (“Old Factor”). As of September 30, 2009 and March 31, 2009 the outstanding amount due from factors was $15,945 and $73,854, respectively. The amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS bank. As of September 30, 2009 and March 31, 2009 the outstanding amount under the factoring facility with DBS Bank was $2,567,942 and $799,112, respectively. This amount represents advances made by the Bank on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet. The terms of the agreement are more particularly described in Note 8.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2009	2009
		(unaudited)

Computer and office equipment	5 years	$660,948	$652,235
Furniture and fixtures	5-7 years	217,875	220,315
Leasehold improvements	*	151,503	153,993
Warehouse equipment	7 years	101,521	86,599
Molds and tooling	3 years	1,567,207	1,552,465
		2,699,054	2,665,607

Less: Accumulated depreciation		(1,977,820)	(1,778,837)
		$721,234	$886,770

* Shorter of remaining term of lease or useful life

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 – FINANCING

On February 12, 2008 the Macau Subsidiary entered into a Banking Facilities agreement with Heng Seng Bank Limited (“Bank”). Under the terms of the agreement, the Macau Subsidiary had access to $5,100,000 in total facilities including $500,000 for payment of goods financed under the bank’s letters of credit, $3,000,000 for negotiation of discrepant documents presented under export letters of credit and a factoring facility to a maximum of $1,600,000. Interest on open balances was due and payable monthly at a rate of 2% per annum above LIBOR (London Interbank Offered Rate). The amounts borrowed were collateralized by a promissory note from the Macau Subsidiary of $5.8 million and an unlimited written guarantee from the Company. There were no amounts due to the Bank as of September 30, 2009 and March 31, 2009, respectively. In July 2009 the Bank informed the Company that these facilities have been rescinded effective immediately.

On July 16, 2008 SMC-L entered into a financing arrangement with Westover Financial, Inc. for the purchase of four forklifts for the California logistics operations. The terms of the agreement required an initial payment of $18,691 and 36 monthly payments of $1,516. On September 30, 2009 the remaining amount due on this obligation was $33,342 of which $18,186 is due within the next twelve months and the remaining $15,156 due after one year.

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

As of September 30, 2009 and March 31, 2009 the outstanding amount due from factors was $15,945.34 and $73,854, respectively. The amounts represent excess of customer payments received over amounts borrowed. As of September 30, 2009 and March 31, 2009 the outstanding amount due to DBS Bank was $2,567,942 and $799,112, respectively pursuant to the factoring facility. The amount has been offset against accounts receivable in the accompanying consolidated balance sheet.

During the period ended September 30, 2009, the Company obtained short term bank financing from DBS Bank in the amount of $1,322,884 pursuant to an accounts payable financing facility. The proceeds were used to pay China manufacturing vendors. The accounts payable facility loans are secured with corporate guarantees from the Company as well as a guarantee from Starlight and bear interest between 1.79% and 1.96%. The loan for the negotiation of export bills is secured by letters of credit from our customers. The amounts are due to DBS Bank as follows:

Amount	Due Date	Interest Rate
$207,910	9-Nov-09	1.96%
$100,000	23-Nov-09	1.89%
$92,756	26-Nov-09	1.86%
$89,688	7-Dec-09	1.81%
$210,540	9-Dec-09	1.80%
$90,407	15-Dec-09	1.79%
$531,583	21-Dec-09	1.79%
$1,322,884

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida and City of Industry, California. The leases expire at varying dates. Rent expense for the six months ended September 30, 2009 and 2008 was $439,717 and $141,421, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2009 are as follows:

	Property Leases	Equipment Leases
For period ending September 30,

2010	$568,799	$8,788
2011	636,476	4,166
2012	655,571	-
2013	560,470	-
	$2,421,316	$12,954

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

As of September 30, 2009 the total amount due to MGA Entertainment, Inc. was $427,607. This amount includes $185,607 of additional royalties due and is included in accrued expenses on the accompanying consolidated balance sheet. In addition the Company owes MGA Entertainment, Inc. $242,000 for guaranteed minimum advances due by December 31, 2008. This amount has not been included in the consolidated financial statements since it would be considered a “gross-up” of the balance sheet. The amounts due have not been paid due to an ongoing lawsuit between Mattel Inc. and MGA Entertainment Inc. wherein Mattel has legally challenged MGA’s trademark rights to the BRATZ™ franchise.

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

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the six months ended September 30, 2009 and 2008, the Company issued 0 and 940,476 shares of its common stock, respectively.

The shares issued during the six months ended September 30, 2008 were to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) for the satisfaction of certain payables owed by the Company for tooling.

EARNINGS PER SHARE

In accordance with FASB ASC 210, "Earnings per Share", basic (loss) earnings per share are computed by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

For the six months ended September 30, 2009 and 2008, common stock equivalents to purchase 1,716,710 and 3,213,215 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2009, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of September 30, 2009, the Company granted 1,319,225 options under the Year 2001 Plan with 886,710 options still outstanding, leaving 630,775 options available to be granted. There were no additional stock options issued during the six months ended September 30, 2009. As of September 30, 2009, the Company has no options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

STOCK WARRANTS

As of September 30, 2009, the Company had a total of 1,250,000 stock purchase warrants outstanding. The exercise price of these warrants is $0.35. The expiration date of these warrants is July 26, 2010.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three months ended September 30, 2009 and 2008 were made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2009	2008	2009	2008

North America	$5,302,263	$9,386,839	6,116,271	$10,615,487
Europe	1,664,806	3,029,757	1,664,806	3,164,896
Others	24,303	199,800	24,303	606,359
	$6,991,372	$12,616,396	$7,805,380	$14,386,742

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 – DUE TO RELATED PARTIES, NET

As of September 30, 2009 and March 31, 2009 the Company had amounts due to related parties in the amounts of $2,103,531 and $1,498,391, respectively consisting primarily of non-interest bearing trade payables and expenses due to Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

On May 23, 2008, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo Communications Corp. (“Cosmo”) to provide logistics, fulfillment, and warehousing services for Starlight and Cosmo’s domestic sales. The Company received $622,938 and $414,644 in service fees from these affiliates during the six months ended September 30, 2009 and September 30, 2008, respectively. For the six months ended September 30, 2009 and 2008, the Company additionally received reimbursements from Cosmo in the amount of $62,305 and $58,702, respectively for expenses and salaries incurred by SMC Logistics on behalf of Cosmo.

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling. There was no common stock issue to related parties during the first six months ended September 30, 2009.

NOTE 14 – SUBSEQUENT EVENTS

We evaluated the effects of all subsequent events from the end of the second quarter ended September 30, 2009 through November 16, 2009, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC"). There were no events to report during this evaluation period.

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

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Costco, Kohl's, J.C. Penney, Toys R Us, Wal-Mart and Sam's Club. Our business has historically been subject to significant seasonal fluctuations causing our revenues to vary from period to period and between the same periods in different fiscal years. Thus, it may be difficult for an investor to project our results of operations for any given future period. We are uncertain of how significantly our business will be harmed by a prolonged economic recession but, we anticipate that continued contraction of consumer spending will negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2009 and 2008.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	80.2%	84.0%	85.9%	84.5%

Gross Profit	19.8%	16.0%	14.1%	15.5%

Operating Expenses
Selling expenses	9.1%	6.3%	12.0%	7.0%
General and administrative expenses	13.3%	7.9%	22.9%	13.3%
Depreciation and amortization	1.5%	0.8%	2.6%	1.4%

Total Operating Expenses	23.9%	15.0%	37.5%	21.7%

(Loss) Income from Operations	-4.1%	1.0%	-23.4%	-6.2%

Other Income (Expenses)
Interest expense	-0.4%	-0.2%	-0.4%	-0.2%

Net Other Expenses (Income)	-0.4%	-0.2%	-0.4%	-0.2%

Net (Loss) Income	-4.5%	0.8%	-23.8%	-6.4%

QUARTER ENDED SEPTEMBER 30, 2009 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2008

NET SALES

Net sales for the quarter ended September 30, 2009 decreased to $6,991,372 from $12,616,396, a decrease of $5,625,024 as compared to the same period ended September 30, 2008. This decrease in sales is primarily due to a significant drop in direct import sales through our Macau subsidiary to both North American and international customers. For the quarter ended September 30, 2009 sales to international customers decreased by approximately $1,287,000 and direct import sales to domestic customers decreased by approximately $4,480,000 compared to the quarter ended September 30, 2008 due to continued economic recession concerns.

GROSS PROFIT

Our gross profit for the quarter ended September 30, 2009 decreased to $5,607,768 from $10,595,445 a decrease of $4,987,677 as compared to the same period in the prior year. This decrease is primarily due to the decrease in revenue in the quarter as compared to the same quarter in the prior year. As a percentage of revenues, our gross profit for the three months ended September 30, 2009 increased to 19.8% from 16.0% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to the lower mix of direct import business which typically yields lower profit margins.

OPERATING EXPENSES

For the quarter ended September 30, 2009, total operating expenses decreased to $1,668,897. This represents a decrease of $223,700 from the same period’s quarter ended total operating expenses of $1,892,597. This decrease was primarily due to reduced selling and general administrative expenses associated with the decreased amount of sales.

Factors contributing to the decrease in operating expenses are as follows:

1) Selling expenses decreased $156,511 which was primarily due to decreased royalty expense due from decreased sales of licensed Bratz products and decreased commission due to the lower volume of sales to North American customers.

2) General and administrative expenses decreased $66,203 which was primarily due a decrease in compensation expenses due to layoffs and a temporary 10% wage and salary reduction during the three months ended September 30, 2009. This was offset by increased repair and spare parts expenses associated with increased product returns.

INCOME FROM OPERATIONS

Loss from operations increased $413,647 this quarter, to $285,293 for the three months ended September 30, 2009 compared to net income from operations of $128,354 for the same period ended September 30, 2008. The decrease was primarily due to the decrease in net sales compared to the same period in the prior year.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) increased to $27,683 from $25,684 for the same period a year ago. The increase in interest expense was primarily due to the increase in financing required for inventory required for next quarter shipments.

INCOME TAXES

For the three months ended September 30, 2009 and 2008, the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.

NET INCOME

For the three months ended September 30, 2009 net loss increased to $312,976 compared to net income of $102,670 for the same period a year ago. The decrease of net income was primarily due to the decrease in revenue as compared to the same period in the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008

NET SALES

Net sales for the six months ended September 30, 2009 decreased to $7,805,380 from $14,386,742, a decrease of $6,581,362 as compared to the same period ended September 30, 2008. This decrease in sales is primarily due to a significant drop in direct import sales through our Macau subsidiary to both North American and international customers. For the six months ended September 30, 2009 sales to international customers decreased by approximately $2,627,000 and direct import sales to domestic customers decreased by approximately $4,600,000 compared to the quarter ended September 30, 2008. These decreases were somewhat offset by a slight increase in sales to domestic customers from our California warehouse facility. Economic recession concerns were the primary reason for the drop in direct import sales.

GROSS PROFIT

Our gross profit for the six months ended September 30, 2009 decreased to $1,097,982 from $2,223,600, a decrease of $1,125,618 as compared to the same period in the prior year primarily due to the decrease in revenue for the comparable periods. As a percentage of revenues, our gross profit for the six months ended September 30, 2009 decreased to 14.1% from 15.5% for the same period in 2008. The decrease of gross profit as a percentage of revenues was primarily to one-time pricing discounts in the previous quarter totaling $235,440 for slow moving and defective product and a one-time charge of $181,142 in the previous quarter to adjust certain Bratz licensed products and musical instruments to lower of cost or market value to accommodate large discounted sales and potential sales in subsequent periods.

OPERATING EXPENSES

For the six months ended September 30, 2009, total operating expenses decreased to $2,933,044 from $3,137,491 for the six months ended September 30, 2008, a decrease of $204,447. Selling expenses decreased $73,904 which was primarily due to decreased royalty expense due from decreased sales of licensed Bratz products and decreased commission due to the lower volume of sales to North American customers. General and Administrative expenses decreased $128,148 due to reduced logistics expenses because of decreased shipment volume and increased operating efficiencies.

OTHER INCOME/EXPENSES

Our net other expenses decreased to $30,951 (interest expense) from $33,000 (interest expense) for the same period a year ago due primarily to a slight decrease in interest rates compared to the same period a year ago.

INCOME TAXES

For the six months ended September 30, 2009 and 2008, the Company did not record a tax provision because it had a net operating loss for the six months ended September 30, 2009 and had sufficient net operation loss from previous periods to offset the income for the six months ended September 30, 2008.

NET LOSS/INCOME

We incurred a net loss $1,866,013 for the six months ended September 30, 2009 compared to a net loss of $946,891 for the same period a year ago. The increase in net loss was primarily due to the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, Singing Machine had cash on hand of $2,005,386 as compared to cash on hand of $980,067 as of September 30, 2008. We had a working capital deficit of $165,008 as of September 30, 2009.

Net cash used in operating activities was $2,057,094 for the six months ended September 30, 2009, as compared to $273,068 provided by operating activities the same period a year ago. The increase in net cash used was a result of the following factors: increase in accounts receivable due to end of quarter domestic shipments and increase in inventory required for fourth quarter shipments. These increases to cash used in operations were offset by increases in accounts payable to China and related party suppliers.

Net cash used by investing activities for the six months ended September 30, 2009 was $36,729 as compared to $401,293 used by investing activities for the same period ended a year ago. This decrease was caused primarily by limiting the amounts of capital expenditures for the current fiscal year.

Net cash provided by financing activities was $3,142,046 for the six months ended September 30, 2009, as compared to $660,476 for the same period ended a year ago. The Company increased its use of available credit facilities from DBS bank and reduced its reliance on related party and vendor financing as compared to the same period ended September 30, 2008

As of September 30, 2009, our unrestricted cash on hand was $2,005,386. Our average monthly general and administrative expenses are approximately $310,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 16, 2009	By:	/s/ Anton H. Handal
Anton H. Handal
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer