Form 10-Q
period 2009-12-31
SINGING MACHINE CO INC
filed 2010-02-12
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,449,432 as of February 11, 2010

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheets – December 31, 2009(Unaudited) and
	March 31, 2009	3

	Consolidated Statements of Operations - Three
	months and nine months ended December 31, 2009 and 2008(Unaudited)	4

	Consolidated Statements of Cash Flows - Nine months
	ended December 31, 2009 and 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements-
	December 31, 2009 (Unaudited)	6-13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,777,340	$957,163
Accounts receivable, net of allowances of $289,659 and $261,980, respectively	2,677,848	972,345
Due from factor	280,484	73,854
Inventories,net	3,588,653	4,729,667
Prepaid expenses and other current assets	400,997	526,563
Total Current Assets	8,725,322	7,259,592

Property and equipment, net	778,323	886,770
Other non-current assets	179,751	179,362
Total Assets	$9,683,396	$8,325,724

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,733,828	$2,588,769
Due to related parties, net	3,353,258	1,498,391
Accrued expenses	627,140	422,260
Short-term loan - bank	1,092,323	-
Current portion of long-term financing obligation	18,186	18,186
Customer credits on account	526,948	908,449
Deferred gross profit on estimated returns	351,940	288,039
Total Current Liabilities	8,703,623	5,724,094

Long-term financing obligation, less current portion	10,609	22,733
Total Liabilities	8,714,232	5,746,827

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,449,432 and 37,449,432 shares issued and outstanding	374,494	374,494
Additional paid-in capital	19,084,721	19,075,750
Accumulated deficit	(18,490,051)	(16,871,347)
Total Shareholders' Equity	969,164	2,578,897
Total Liabilities and Shareholders' Equity	$9,683,396	$8,325,724

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Net Sales	$11,975,761	$16,611,566	$19,781,141	$30,998,308

Cost of Goods Sold	8,981,999	12,839,723	15,689,397	25,002,865

Gross Profit	2,993,762	3,771,843	4,091,744	5,995,443

Operating Expenses
Selling expenses	1,708,663	1,642,309	2,648,835	2,656,385
General and administrative expenses	875,864	1,436,477	2,666,471	3,355,232
Depreciation and amortization	120,682	121,604	322,947	326,264
Total Operating Expenses	2,705,209	3,200,390	5,638,253	6,337,881

Income (Loss) from Operations	288,553	571,453	(1,546,509)	(342,438)

Other Expenses
Interest expense	(41,244)	(71,670)	(72,195)	(104,671)

Income (Loss) before provision for income taxes	247,309	499,783	(1,618,704)	(447,109)

Provision for income taxes		(36,082)		(36,082)

Net Income (Loss)	$247,309	$463,701	$(1,618,704)	$(483,191)

Net Income (Loss) per Common Share
Basic and Diluted	$0.01	$0.01	$(0.04)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,449,432	32,729,990	37,449,432	32,472,073

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	December 31, 2009	December 31, 2008

Cash flows from operating activities
Net Loss	$(1,618,704)	$(483,191)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	322,947	326,264
Inventory reserve charge	91,330	95,149
Change in allowance for bad debts	27,679	236,267
Stock based compensation	8,971	28,890
Deferred gross profit on estimated sales returns	63,901	261,285
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(3,502,013)	(6,710,288)
Inventories	1,049,684	(2,598,292)
Prepaid expenses and other current assets	125,566	16,506
Other non-current assets	(388)	(8,958)
Increase (Decrease) in:
Accounts payable	145,059	5,476,800
Accounts payable - related party	1,558,187	2,449,709
Accrued expenses	204,880	187,123
Customer credits on account	(381,501)	(199,027)
Net cash used in operating activities	(1,904,402)	(921,763)
Cash flows from investing activities
Purchase of property and equipment	(216,148)	(720,150)
Disposal of property and equipment	1,648	-
Net cash used in investing activities	(214,500)	(720,150)
Cash flows from financing activities
Borrowings from factor, net	(206,630)	(916,496)
Net proceeds pursuant to factoring facility	1,768,830	4,159,414
Net proceeds from short-term bank loan	1,092,323	-
Payments on long-term financing obligation	(12,124)	46,980
Net loan proceeds from related parties	296,680	(296,650)
Net cash provided by financing activities	2,939,079	2,993,248
Change in cash and cash equivalents	820,177	1,351,335

Cash and cash equivalents at beginning of period	957,163	447,816
Cash and cash equivalents at end of period	$1,777,340	$1,799,151

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$72,195	$103,183
Cash paid for Income Taxes	-	36,802
Non-Cash Financing Activities:
Conversion of trade payable to equity	$-	$197,500

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
December 31, 2009

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements for the three months and nine months ended December 31, 2009 and 2008 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

ACCOUNTS RECEIVABLE FACTORING

The Company’s factoring facility only finances non-recourse accounts receivable. Such receivables are considered to have been sold in accordance with Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 860-30 Transfers and Servicing Secured Borrowing and Collateral. Accordingly, advances received pursuant to the factoring facility have been netted against the accounts receivable on the accompanying Consolidated Balance Sheets.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. The amounts at December 31, 2009 and March 31, 2009 are $1,500,528 and $666,643, respectively. At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of December 31, 2009 and March 31, 2009 the amounts uninsured in United States banks was $0 and $1,438, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions FASB ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity starting on January 1, 2006. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20 The Company continues to use the Black-Scholes option valuation model to value stock options. For the three and nine months ended December 31, 2009, the stock option expense was $1,032 and $8,971, respectively. For the three and nine months ended December 31, 2008, the stock option expense was $6,608 and $13,888, respectively. Employee stock option compensation expense in fiscal years 2010 and 2009 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended December 31, 2009, the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the nine months ended December 31, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of one year.

•	For the nine months ended December 31, 2008: expected dividend yield 0%, risk-free interest rate of 2.27%, volatility of 70.22% and expected term of one year.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the nine months ended December 31, 2009 and 2008 was $735,094 and $456,334, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended December 31, 2009 and 2008, these amounts totaled $5,385 and $28,241, respectively. For the nine months ended December 31, 2009 and 2008, these amounts totaled $45,146 and $34,895, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We have adopted FASB ASC 825, Financial Instruments, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740-10-25 in Accounting for Uncertainty in Income Taxes. ASC 740 defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of December 31, 2009 this position did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2009 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2007 through March 31, 2009.

As of December 31, 2009 and March 31, 2009, The Singing Machine had gross deferred tax assets of approximately $3.7 million and $3.1 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.7 million and $3.1 million, respectively.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	December 31,	March 31,
	2009	2009
	(unaudited)

Finished Goods	$4,281,516	$5,475,056
Inventory in Transit	143,856	-
Less: Inventory Reserve	(836,719)	(745,389)

Net Inventories	$3,588,653	$4,729,667

Inventory consigned to customers at December, 2009 and March 31, 2009 were $353,557 and $352,214, respectively.

During the third quarter ended December 31, 2009 the Company recognized an inventory impairment charge of $237,121 reflecting the liquidation of certain return inventory net of proceeds received from the parties to which it was sold.  During the first quarter ended June 30, 2009 the Company recognized an inventory impairment charge of $181,142 to adjust certain Bratz licensed products and musical instruments to lower of cost or market value to accommodate large discounted sales and potential sales in subsequent periods.

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

According to the factoring facility, BB&T will serve as the correspondent factor for the Lender and does not advance funds to the Company directly. The Company assigns the proceeds from customers to the Lender and the Lender advances funds to the Borrower. The maximum amount for the advance is approximately $7.0 million or 80% of the qualified accounts receivable, which ever is higher.   The Factor assumes credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company will assume the credit risk (client risk accounts).  The factoring fees are .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of December 31, 2009 there was a total of $8,343,662 of open accounts receivable assigned to the Factor.  The Company assumed credit risk (recourse) in the amount of $272,072.  Credit risk on the remaining factor assigned receivables in the amount of $8,071,591 was assumed by the Factor (non-recourse). This agreement was effective October 16, 2008 and replaces a previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT (“Old Factor”).  As of December 31, 2009 and March 31, 2009 the outstanding amount under the factoring facility with DBS Bank was $5,333,982 and $799,112, respectively. This amount represents advances made by the Bank on non-recourse receivables and have been offset against accounts receivable in the accompanying Consolidated Balance Sheets. The terms of the agreement are more particularly described in Note 8.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2009	2009
		(unaudited)

Computer and office equipment	5 years	$660,948	$652,235
Furniture and fixtures	5-7 years	217,875	220,315
Leasehold improvements	*	151,503	153,993
Warehouse equipment	7 years	101,521	86,599
Molds and tooling	3 years	1,744,979	1,552,465
		2,876,826	2,665,607

Less: Accumulated depreciation		(2,098,503)	(1,778,837)
		$778,323	$886,770

* Shorter of remaining term of lease or useful life

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 – FINANCING

On February 12, 2008 the Macau Subsidiary entered into a Banking Facilities agreement with Heng Seng Bank Limited (“Bank”).  Under the terms of the agreement, the Macau Subsidiary had access to $5,100,000 in total facilities including $500,000 for payment of goods financed under the bank’s letters of credit, $3,000,000 for negotiation of discrepant documents presented under export letters of credit and a factoring facility to a maximum of $1,600,000.  Interest on open balances was due and payable monthly at a rate of 2% per annum above LIBOR (London Interbank Offered Rate).  The amounts borrowed were collateralized by a promissory note from the Macau Subsidiary of $5.8 million and an unlimited written guarantee from the Company.  There were no amounts due to the Bank as of December 31, 2009 and March 31, 2009, respectively.  In July 2009 the Bank informed the Company that these facilities have been rescinded effective immediately.

On July 16, 2008 SMC-L entered into a financing arrangement with Westover Financial, Inc. for the purchase of four forklifts for the California logistics operations.  The terms of the agreement required an initial payment of $18,691 and 36 monthly payments of $1,516.  On December 31, 2009 the remaining amount due on this obligation was $28,795 of which $18,186 is due within the next twelve months and the remaining $10,609 due after one year.

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

As of December 31, 2009 and March 31, 2009 the outstanding amount due from factors was $280,484 and $73,854, respectively.  The amounts represent excess of customer payments received over amounts borrowed.   As of December 31, 2009 and March 31, 2009 the outstanding amount due to DBS Bank was $5,333,982 and $799,112, respectively pursuant to the factoring facility.  The amount has been offset against accounts receivable in the accompanying consolidated balance sheet.

During the period ended December 31, 2009, the Company obtained short term bank financing from DBS Bank in the amount of $1,092,323 pursuant to an accounts payable financing facility. The proceeds were used to pay China manufacturing vendors. The accounts payable facility loans are secured with corporate guarantees from the Company as well as a guarantee from Starlight and bear interest between .83% and 1.76%. The loan for the negotiation of export bills is secured by letters of credit from our customers. The amounts are due to DBS Bank as follows:

Amount	Due Date	Interest Rate
$407,552	5-Jan-10	0.83%
$88,284	23-Feb-10	1.76%
$50,085	9-Mar-10	1.76%
$219,601	15-Mar-10	1.76%
$96,957	15-Mar-10	1.76%
$135,626	29-Mar-10	1.76%
$53,134	29-Mar-10	1.76%
$41,084	30-Mar-10	1.76%
$1,092,323

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

There is currently no pending litigation against the Company, however the Company may be subject to various legal proceedings and other claims that arise in the ordinary course of business.

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service (“IRS”) notified the former foreign subsidiary of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003 for International SMC (HK) Limited (“ISMC (HK)”), a former subsidiary.  According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125.  ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”).  The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters.  On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company.  In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

•	The Internal Revenue Service’s asserted position that the Company is not the taxpayer.
•	The 1120- F tax liability was recorded under the taxpayer identification number belonging to ISMC (HK) and not the Company’s taxpayer identification number
•	The IRS would be barred from recovery since it failed to assess or issue a notice of levy within the three year statute of limitations

Based on the conclusion reached in the legal memorandum, management does not believe that the Company will have any liability with regards to this issue.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida and City of Industry, California. The leases expire at varying dates. Rent expense for the nine months ended December 31, 2009 and 2008 was $660,579 and $656,822, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2009 are as follows:

	Property Leases	Equipment Leases
For period ending December 31,

2010	$346,090	$6,851
2011	636,476	847
2012	655,570	-
2013	560,469	-
	$2,198,605	$7,698

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

As of December 31, 2009 the total amount due to MGA Entertainment, Inc. was $431,425.  This amount includes $189,426 of additional royalties due and is included in accrued expenses on the accompanying Consolidated Balance Sheets. In addition the Company owes MGA Entertainment, Inc. $242,000 for guaranteed minimum advances due by December 31, 2008. This amount has not been included in the consolidated financial statements since it would be considered a “gross-up” of the balance sheet.  The amounts due  have not been paid due to an ongoing lawsuit between Mattel Inc. and MGA Entertainment Inc. wherein Mattel has legally challenged MGA’s trademark rights to the BRATZ™ franchise.

NYSE AMEX EQUITIES STATUS

On June 22, 2009 the Company received notice from NYSE Amex Equities (“AMEX”) that it has determined that our common stock will be delisted and no longer trade on the exchange.  The Company’s Board of Directors decided that it was not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX.  On July 6, 2009, the Company’s stock was suspended from trading on AMEX.  The Company immediately applied for admission to the Over the Counter Bulletin Board (“OTCBB”) and subsequently began trading on the OTCBB on July 7, 2009 under the symbol “SMDM.”

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the nine months ended December 31, 2009 and 2008, the Company issued 0 and 973,812 shares of its common stock, respectively.

On October 8, 2008, the Company issued 33,336 shares of common stock to directors at $.45 per share pursuant to the directors’ compensation agreement.

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling.

 EARNINGS PER SHARE

In accordance with FASB ASC 210, Earnings per Share, basic (loss) earnings per share are computed by dividing the net (loss) earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

For the nine months ended December 31, 2009 and 2008, common stock equivalents to purchase 2,016,170 and 3,213,215 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of  December 31, 2009, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of December 31, 2009, the Company granted 1,319,225 options under the Year 2001 Plan with 886,710 options still outstanding, leaving 630,775 options available to be granted.  There were no additional stock options issued during the nine months ended December 31, 2009. As December 31, 2009, the Company has no options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

STOCK WARRANTS

As of December 31, 2009, the Company had a total of 1,250,000 stock purchase warrants outstanding. The exercise price of these warrants is $0.35. The expiration date of these warrants is July 26, 2010.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2009 and 2008 were made by the Macau Subsidiary.  Total consolidated sales by geographic region for the period presented are as follows:

	December 31,		December 31,
	2009	2008	2009	2008

North America	$10,974,825	$14,693,358	$17,091,096	$25,308,845
Europe	1,000,936	1,805,009	2,665,742	4,969,905
Others	-	113,199	24,303	719,558
	$11,975,761	$16,611,566	$19,781,141	$30,998,308

The geographic area of sales is based primarily on the location where the product is delivered.

 NOTE 12 – DUE TO RELATED PARTIES, NET

As of December 31, 2009 and March 31, 2009 the Company had amounts due to related parties in the amounts of $3,353,258 and $1,498,391, respectively consisting primarily of non-interest bearing trade payables and expenses due to Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

On December 15, 2009, the Company obtained a short term loan from Starlight Electronics Company in the amount of $493,250.  The proceeds were used to pay for inventory from one of our vendors, Arts Electronics.  The loan bears interest at 1.77% and is scheduled to be repaid prior to March 31, 2010.  As of  the third quarter ended December 31, 2009 the remaining amount due to Starlight Electronics Company is $296,680.

On May 23, 2008, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo Communications Corp. (“Cosmo”) to provide logistics, fulfillment, and warehousing services for Starlight and Cosmo’s domestic sales.  The Company received $872,937 and $1,032,775 in service fees from these affiliates during the nine months ended December 31, 2009 and December 31, 2008, respectively.

On April 1, 2008, the Company issued 940,476 shares of common stock to Starlight Industrial Holdings, Ltd. for $197,500 ($.21 per share) as payment for certain payables owed by the Company for tooling. There was no common stock issue to related parties during the first nine months ended December 31, 2009.

The Company purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight Marketing Macao for the nine month period ended December 31, 2009 and 2008 were $5,080,767 and $10,049,102, respectively. In addition, the Company also purchased molds and tooling from Star Light Electronics Co., Ltd in the amount of $177,772 and $447,162 for the nine months ended December 31, 2009 and December 31, 2008 respectively, which are included in Property and Equipment in the accompanying Consolidated Balance Sheets.

NOTE 14 – SUBSEQUENT EVENTS

 We evaluated the effects of all subsequent events from the end of the second quarter ended December 31, 2009 through February 11, 2010, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").  There were no events to report during this evaluation period.

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, (the "Singing Machine," "we," “us” or "ours") and our subsidiaries are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. The Company’s products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and nine months ended December 31, 2009 and 2008.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	75.0%	77.3%	79.3%	80.7%

Gross Profit	25.0%	22.7%	20.7%	19.3%

Operating Expenses
Selling expenses	14.3%	9.9%	13.4%	8.6%
General and administrative expenses	7.3%	8.7%	13.5%	10.8%
Depreciation and amortization	1.0%	0.7%	1.6%	1.1%

Total Operating Expenses	22.6%	19.3%	28.5%	20.5%

Income (Loss) from Operations	2.4%	3.4%	-7.8%	-1.2%

Other Income (Expenses)
Interest expense	-0.3%	-0.4%	-0.4%	-0.3%

Income (Loss) before provision for income taxes	2.1%	3.0%	-8.2%	-1.5%

Provision for income taxes	0.0%	-0.2%	0.0%	-0.1%

Net Income (Loss)	2.1%	2.8%	-8.2%	-1.6%

QUARTER ENDED DECEMBER 31, 2009 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2008

NET SALES

Net sales for the quarter ended December 31, 2009 decreased to $11,975,761 from $16,611,566, a decrease of $4,635,805 as compared to the same period ended December 31, 2008. This decrease in sales is primarily due to a significant drop in direct import sales through our Macau subsidiary to both North American and international customers. For the quarter ended December 31, 2009 sales to international customers decreased by approximately $917,000 and sales to domestic customers decreased by approximately $3,719,000 compared to the quarter ended December 31, 2008. This was primarily due to overstock conditions in both domestic and international customers and continued economic recession concerns.

GROSS PROFIT

Our gross profit for the quarter ended December 31, 2009 decreased to $2,993,762 from $3,771,843 a decrease of $778,081 as compared to the same period in the prior year.  This decrease is primarily due to the decrease in revenue in the quarter as compared to the same quarter in the prior year.  As a percentage of revenues, our gross profit for the three months ended December 31, 2009 increased to 25.0% from 22.7% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to the lower mix of direct import business which typically yields lower profit margins.

OPERATING EXPENSES

For the quarter ended December 31, 2009, total operating expenses decreased to $2,705,209.  This represents a decrease of $495,181 from the same period’s quarter ended total operating expenses of $3,200,390. This decrease was primarily due to reduced selling and general administrative expenses associated with the decreased amount of sales and personnel reductions.

Factors contributing to the decrease in operating expenses are as follows:

1) Selling expenses increased $66,354 which was primarily due to an additional $250,000 advertising allowance granted to a major customer which was offset by decreased royalty expense due from decreased sales of licensed Bratz products offset and commissions due to lower sales volume.

2) General and administrative expenses decreased $560,613 which was primarily due a decrease of approximately $131,000 in compensation expenses due to reduction in the workforce, reduced travel of approximately $34,000 and other expense reductions.  In addition, the Company took a charge of $150K in bad debt reserve for Circuit City during the three months ended December 31, 2008 compared to the quarter ended December 31, 2009 where there were no significant bad debt issues.

INCOME FROM OPERATIONS

Income from operations decreased $282,900 this quarter, to $288,553 for the three months ended December 31, 2009 compared to net income from operations of $571,453 for the same period ended December 31, 2008. The decrease was primarily due to the decrease in net sales compared to the same period in the prior year.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $41,244 from $71,670 for the same period a year ago. The decrease in interest expense was due to a smaller amount of vendor financing required due to lower sales volume and lower interest rates on our factoring facility.

INCOME TAXES

For the three months ended December 31, 2009 the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.   For the three months ended December 31, 2008 the Company recorded a provision for income taxes due to a payment made for alternative minimum tax.

NET INCOME

For the three months ended December 31, 2009 net income decreased to $247,309 compared to net income of $463,701 for the same period a year ago. The decrease of net income was primarily due to the decrease in revenue as compared to the same period in the prior year.

NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2008

NET SALES

Net sales for the nine months ended December 31, 2009 decreased to $19,781,141 from $30,998,308, a decrease of $11,217,167 as compared to the same period ended December 31, 2008.  This decrease in sales is primarily due to a significant drop in direct import sales through our Macau subsidiary to both North American and international customers. For the nine months ended December 31, 2009 sales to international customers decreased by approximately $2,627,000 and direct import sales to domestic customers decreased by approximately $13,510,000 compared to the quarter ended December 31, 2008.  These decreases were somewhat offset by an increase in sales to domestic customers from our California warehouse facility.  Economic recession concerns and overstock situations from both International and some domestic customers were the primary reason for the drop in direct import sales.

GROSS PROFIT

Our gross profit for the nine months ended December 31, 2009 decreased to $4,091,744 from $5,995,443, a decrease of $1,903,699 as compared to the same period in the prior year primarily due to the decrease in revenue for the comparable periods. As a percentage of revenues, our gross profit for the nine months ended December 31, 2009 increased to 20.7% from 19.3% for the same period in 2008. The increase of gross profit as a percentage of revenues was primarily due to the lack of Direct Import shipments which generally yield lower gross profit margins.

OPERATING EXPENSES

For the nine months ended December 31, 2009, total operating expenses decreased to $5,638,253 from $6,337,881 for the nine months ended December 31, 2008, a decrease of $699,628. Selling expenses decreased $7,550 generally due to decreases in commissions due to sales volume and offset by additional advertising allowance granted to a major customer.  General and Administrative expenses decreased $688,761 due to approximately $156,000reduced logistics expenses because of decreased shipment volume and expense cuts, approximately $121,000 in payroll reduction, a decrease of approximately $78,000 in travel expense and a decrease of approximately $330,000 in the Macau subsidiary office due to the significant decrease in Direct Import activity.

OTHER INCOME/EXPENSES

Our net other expenses decreased to $72,195 (interest expense) from $104,671 (interest expense) for the same period a year ago due primarily to a slight decrease in interest rates and the decrease in product financed due to sales volume decreases as compared to the same period a year ago.

INCOME TAXES

For the nine months ended December 31, 2009 the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.   For the nine months ended December 31, 2008 the Company recorded a provision for income taxes due to a payment made for alternative minimum tax.

NET LOSS/INCOME

We incurred a net loss $1,618,704 for the nine months ended December 31, 2009 compared to a net loss of $483,191 for the same period a year ago. The increase in net loss was primarily due to the decrease in revenues.

 LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, Singing Machine had cash on hand of $1,777,340 as compared to cash on hand of $1,799,951 as of December 31, 2008. We had working capital of $21,699 as of December 31, 2009.

Net cash used in operating activities was $1,904,402 for the nine months ended December 31, 2009, as compared to $921,763 used in operating activities the same period a year ago.  The increase in net cash used was a result of the following factors: increase in accounts receivable due to late quarter domestic shipments offset by a decrease in inventory due to efforts to sell existing stock.

Net cash used by investing activities for the nine months ended December 31, 2009 was $214,500 as compared to $720,150 used by investing activities for the same period ended a year ago.  This decrease was caused primarily by limiting the amounts of capital expenditures for the current fiscal year.

Net cash provided by financing activities was $2,939,079 for the nine months ended December 31, 2009, as compared to $2,993,248 for the same period ended a year ago. The Company increased its use of available credit facilities from DBS bank and reduced its reliance on related party and vendor financing as compared to the same period ended December 31, 2008

As of December 31, 2009, our unrestricted cash on hand was $1,777,340. Our average monthly general and administrative expenses are approximately $300,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 11, 2010	By:	/s/ Gary Atkinson
Gary Atkinson
Interim Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer