Form 10-K
period 2010-03-31
SINGING MACHINE CO INC
filed 2010-07-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
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
Securities registered pursuant to Section 12(b) of the Act: None

 (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

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

Large accelerated filer ☐            Accelerated filer ☐          Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of September 30, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.05 was approximately $681,224.70 (based on 13,624,494 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of July 1, 2010 was 37,585,794.
DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc., doing business as SMC Global, (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, accessories, music, musical instruments, and licensed youth electronic products. We contract for the manufacturing of all our electronic equipment products with factories located in China.  We have also collaborated with a music download service provider for an expanded library of musical selections. This collaboration provides the Company with not only an expanded library of music for sale and distribution; it opens up the Company’s music sales to customers who purchase our competitors’ karaoke machines as well. Further, the capabilities of the Company’s new download music distribution system includes the ability to stream selections from this expanded content library, creating the opportunity to open new revenue sources through the sale of subscriptions. The Company is also in the process of expanding its web presence by creating a hosted cyber-community where customers can upload their individual karaoke performances to share.

We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we are the first company to introduce the home karaoke products to the United States (“U.S.”). In May 1994, we merged into a wholly-owned subsidiary incorporated in Delaware with the same name. As a result of that merger the Delaware corporation became the successor to the business and operations of the California corporation and retained the name The Singing Machine Company, Inc. (“SMC”). In July 1994, we formed a former wholly owned subsidiary in Hong Kong, known as International SMC (HK) Ltd. ("International SMC" or "Hong Kong subsidiary"), to coordinate our engineering, production, logistics and financial operations in China.  In September 2006, International SMC was sold to See Bright Investments Limited, a non-related third party. In December 2005, we formed a wholly-owned subsidiary SMC (Comercial Offshore De Macau) Limitada in Macau, China (“SMC Macau” or “Macau subsidiary”), to provide sales, financing, shipping, engineering and sourcing support for Singing Machine and Subsidiaries. Our Macau subsidiary has been approved to operate its business in Macau as Macau Offshore Company (MOC) and is exempt for the Macau corporate income tax. In February 2008, we formed a wholly-owned subsidiary SMC Logistics, Inc. (“SMC-L”), a California corporation, to manage the U.S. domestic logistics and fulfillment warehouse servicing for the Company and in April 2008 a wholly-owned subsidiary, SMC Music, Inc. (“SMC-M”) to contract with third party music providers.

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

We had been listed on the NYSE Amex Equities (“AMEX”) (formerly known as the American Stock Exchange) since March 8, 2001, however on June 22, 2009 we received notice from AMEX that it had determined that our common stock would be delisted and no longer traded on the exchange.  Our board of directors decided that it would not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX.  The Company believes that AMEX’s insistence that the Company perform a reverse stock split was subjective and did not consider the current economic turmoil in the global markets. Management also believes performing a reverse stock split would have significantly harmed the Company and diminished shareholder’s value. The Company elected not to appeal the decision gained admission to the Over the Counter Bulleting Board (“OTCBB”) for the following reasons:

(a)	Due to being listed on AMEX, the Company had incurred substantial annual listing fees, additional listing application fees, and professional service fees which can approach six figures each year;
(b)	The OTCBB requires no annual listing fees or additional listing application fees;
(c)	Management believes that performing a reverse stock split as requested by AMEX was not in the best interest of the Company or its shareholders; and
(d)	Management believes it will have closer, more personal contact with its market makers and shareholders on the OTCBB.

On July 6, 2009, the Company’s stock was suspended from trading on AMEX.  The Company immediately applied for admission to the Over the Counter Bulletin Board (“OTCBB”) and subsequently began trading on the OTCBB on July 7, 2009 under the symbol “SMDM.OB”.
Our principal executive offices are located in Coconut Creek, Florida.

We raised approximately $6 million in equity investments from investors in Hong Kong from February 2006 to June 2007. The investors include two major suppliers: koncepts International Limited (part of the Starlight International Holdings Ltd Group) and Arts Electronics Co., Ltd.

koncepts International Limited (“koncepts”) is a major stockholder of the Company, owning approximately 52% of our shares of common stock outstanding on a fully diluted basis as of July 1, 2010.  koncepts is an indirect wholly-owned subsidiary of Starlight International Holdings Limited (“Starlight International”), a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Starlight International’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Starlight International, including Starlight Marketing Limited, Cosmo Communications Corporation (“Cosmo”), Starlite Consumer Electronics (USA), Inc., and Starlight Marketing Macao Commercial Offshore Limited, among others (Starlight International and its subsidiaries collectively referred to herein as the “Starlight Group” or “Starlight”).

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

Business Focus and Public Perceptions. Historically karaoke has been our core business.  The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business.   The Company has therefore refocused its self-perception and is determined to build on its success by defining ourselves as a provider of quality in home entertainment – not just home karaoke. Critical to this strategy is a move to add value to our core business of karaoke machine sales.  We believe that by bundling our karaoke machine products with content such as Compact Disc, Electronic Download, Streaming Media, Community Performance Hosting, and by creating quality, wholesome, home entertainment for the entire family we will not only sell more products, we will find new sources of revenue.  Using our existing key relationships with our customers and factories, and by adding new relationships with key content providers, we believe we can achieve more top-line growth by utilizing these relationships to design and distribute a more diversified line of consumer electronics. This should allow our Company to reduce our dependency on a single karaoke product and minimize our exposure to the volatility of the karaoke market in general.

Develop new features for karaoke equipment. The technology development in the karaoke market has been stagnant since 2004. We believe that in order to revitalize the karaoke market, we need to incorporate new technologies.  We are currently developing new karaoke products which will host a number of unique features which we believe will diversify us from the rest of the industry.  We are currently developing a new feature set for our karaoke machines which allow digital audio and video recording of our customer’s in home karaoke performance.  Once recorded the customer would then be able to email or upload the performance to community based websites such as YouTube®, or our own community website.  We anticipate later versions of this technology will support WiFi interaction to make the machine an internet appliance capable of accessing our music store to purchase a subscription of unlimited downloads for a day, week, or year based on the type of subscription purchased.  We also plan to introduce performance scoring or rating so that customers will be able to have in-home competitions with full video playback to enhance the home entertainment experience.  We have been working with our supplier, Starlight International, parent of koncepts, as well as other technology providers who each have strong research and development skills to bring these new concepts and devices to life.  We believe the development of new products will not only reinforce our leadership position in the karaoke market, but will lead to increased sales and other opportunities which will remake the Company into a purveyor of quality in-home entertainment instead of simply being a supplier of single sale electronic devices.

Focus on the key customers. We believe that we have the most karaoke product offerings than any of our competitors in the karaoke market. We will continue to provide exclusive products for our major retailers by meeting their needs or unique specification, target price, and service support. We will focus on product development for stores like Wal-Mart and Toys R Us. We believe this is one of the major areas in which we can substantially increase our revenues. We will involve our major customers in key marketing strategies to expand our product offerings and repeat customer business.

Establish the music download business. Downloading music is one of the fastest growing areas in the music industry. We believe that the future of karaoke music distribution is through legal mediums of internet download sites (e.g. iTunes, iPhone, Amazon, etc). Since karaoke music only accounts for a small percentage of total music business, retailers usually only offer a limited selection of karaoke products. Thus, it is difficult for the customers to find karaoke music in retail outlets, especially for the songs they enjoy. In addition to maintaining a physical CD distribution business, we launched a music download project during the current year to capitalize on this new distribution model.  The  benefits to the Company are multifaceted including the opportunity to: offer downloadable music which means less physical inventory for the Company and our retail customers to carry; reduce financial return risk since a downloaded pieced of karaoke music is not returnable; make available increased marketing opportunities by offering downloads for those who sign up and provide their contact information enabling the Company to create future marketing and advertising campaigns; create an opportunity to sell our karaoke music to not only our customers but also to owners of our competitors’ machines (new and old); create cross-promotions with our retail-customers by giving away music downloads to purchasers of karaoke machines as an incentive to sell more machines.

Exploit Synergies from Within the Starlight Group. We are always looking to increase profitability or revenue through synergy recognition. The Company has recognized an opportunity to offer our existing warehouse and logistics services to the Starlight Group for a fee. The fee arrangement was negotiated at arm’s length and represents a significant expense reimbursement opportunity for the Company. Not only does the Starlight Group get a partner for its domestic U.S. warehousing and logistics, we get service fees which defray the cost of our own historical warehouse expense.  We are currently exploring other synergies including customer representative relationships, customer service functions and accounting services. These opportunities may lead to new top line revenue growth and enhanced profitability.

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

Acquisition Environment. Most of the major retailers in the United States prefer to buy the products from the factories directly.  This has changed the traditional distribution model by eliminating the importers and brokers.   In addition, the cost of products has seen a dramatic increase due to spiraling prices of petroleum based products, increasing labor costs in key manufacturing regions such as China, and the currency arbitrage risks with the decline in the value of the U.S. dollar.  In light of these developments, product costs have spiked while retail prices have been cut dramatically.  We believe that the small to medium size companies who primarily depended on a constant significant profit margin will not be able to compete in this business environment. At the same time, capital funding is limited in the electronics market. Public and private equity are generally difficult to access, especially for those companies with inadequate management resources, unproven management and a lack of market leadership.  As a member of the Starlight Group, we have access to product development and engineering resources that our competitors do not have. We also have access to financing for operations and product purchases at rates which are not otherwise available to our competitors however, for fiscal year 2011 we anticipate access to capital funding will be limited.

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

•
Musical Instruments which we sell under the “Sound X” ™ and “Sound X Kids” ™ brand. These include semi-professional digital drum sets and keyboards along with youth musical instruments targeted for children to “tween” age demographics. The retail price range is from $19 to $299.

•
Youth Electronics that are audio consumer electronics products targeted to youth and children age demographics. These include boom boxes, mp3 players, portable CD players, and iPod ™ docking stations. The retail price range is from $19 to $59.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold in the following stores, among others: Costco, J.C. Penney, Toys R’ Us, Kohl's, Wal-Mart.com and Best Buy. Our sales strategy includes offering domestic sales as well as direct import sales made direct to the customer.

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase karaoke machines overseas from certain factories in China for our own account, and warehouse the products in leased facilities California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots.

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

In fiscal 2010, approximately 17% of sales revenues were from direct sales and 83% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2010, 2009, and 2008, were approximately 74%, 61%, and 62%, respectively. In fiscal 2010, the top three major customers accounted for 58%, 21% and 18% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them.  A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error.  Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders.  Recently the increasingly competitive environment and declining economic conditions has forced the Company to extend more liberal return authorizations as a marketing tool to extend, prolong or develop deeper business relationships with key customers. Our total returns represented 12.3%, 9.4%, and 8.6% of our net sales in fiscal 2010, 2009, and 2008, respectively.

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

	TOTAL LICENSE SALES AS A PERCENTAGE OF NET SALES FOR THE FISCAL YEAR ENDED March 31,
	2010	2009	2008

Bratz	2.3%	6.2%	15.0%

Both licensing agreements expired on December 31, 2009.  As of March 31, 2010 the total amount due to MGA Entertainment, Inc. was $304,216.  This amount includes $62,216 of additional royalties due in excess of guaranteed minimum advances on the karaoke products licensing agreement. In addition the Company owes MGA Entertainment, Inc. $242,000 for guaranteed minimum advances on the consumer electronic agreement due by December 31, 2008. The amounts due  have not been paid due to litigation between Mattel Inc. and MGA Entertainment Inc. wherein Mattel has legally challenged MGA’s trademark rights to the BRATZ™ franchise.  Additional information regarding MGA is referenced in Item 3 Legal Matters.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout North America from consignment inventories maintained at our distributor warehouse facilities. In the fiscal year ended March 31, 2010, approximately 83% of our sales were sales from our domestic warehouses ("Domestic Sales") and 17% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2011, we anticipate that 99% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2011. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located (See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2011" on page 9). In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2010, 2009, and 2008, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are Memorex, GPX, Emerson and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Pocket Songs, UAV, Sybersound and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.  As far as the musical instrument market, our key competitors include Yamaha, ION, and others.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2010, we had inventory of $2.8 million (net of reserves totaling $349,069) compared to inventory of $4.7 million as of March 31, 2009 (net of reserves totaling $745,389).

Our financing of seasonal working capital during fiscal 2010 was from vendor related-party financing, factoring of the accounts receivables and accounts payable credit financing from DBS Bank in Macau.

We anticipate our affiliate, Starlight International, will provide financing to the Company through March 31, 2011.

During Fiscal 2011, we plan on financing our inventory purchases by using credit lines that have been extended to us by the factories in China and financing provided by our affiliate, Starlight International.

EMPLOYEES

As of June 15, 2010 we employed 29 people, of whom 27 are full-time employees.  Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S.  Our employees include one executive officer, 18 engaged in warehousing and administrative logistics/technical support and 10 in accounting, marketing, sales and administrative functions.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

RISKS ASSOCIATED WITH OUR BUSINESS

WE NO LONGER HAVE A FACTORING FACILITY TO FINANCE OUR ACCOUNTS RECEIVABLE. THE COMPANY MUST RELY ON THE STARLIGHT GROUP FOR BRIDGE LOANS TO FUND OPERATIONS. THE LOSS OF SUPPORT FROM THE STARLIGHT GROUP MAY IMPACT OUR ABILITY TO FULFILL CUSTOMER ORDERS AND NEGATIVELY AFFECT OUR REVENUES AND CASH FLOW.

On June 8, 2010, we were notified by DBS Bank (Hong Kong) Limited (“DBS”) that they intend to withdraw their credit facilities, including our factoring facility on our accounts payable credit facility. Our factoring company, BB&T, will continue to receive and process our accounts receivable until all outstanding short term loans have been repaid to DBS. The Company expects to repay all short term loans before the end of July 2010. In the interim and until a replacement credit facility is found, we must rely on the Starlight Group for bridge loans to fund operations. The loss of support from the Starlight Group may impact our ability to fulfill customer orders and consequently may hinder daily operations.

WE HAVE ENTERED INTO AN AGREEMENT WITH OUR AFFILIATES, STARLITE CONSUMER ELECTRONICS (USA), INC. AND COSMO COMMUNICATIONS CORPORATION, TO MANAGE THEIR LOGISTICS AND FULFILLMENT SERVICES IN THE UNITED STATES.  IF WE ARE UNABLE TO PERFORM UNDER THIS AGREEMENT, IT COULD NEGATIVELY IMPACT OUR REVENUES AND CASH FLOW.

On August 1, 2009 we entered into a services agreement to receive orders, warehouse, and ship all of the Starlight Group’s U.S. domestic goods. The value of this contract is approximately $1.0 million per year. If we are unable to perform the duties under this contract or successfully renew it for fiscal year 2011, it could negatively impact our revenue and cash flow.

THE MUSIC INDUSTRY HAS BEEN EXPERIENCING CONTINUING DECLINE OF COMPACT DISC (CD) SALES. OUR KARAOKE CD SALES COULD DECLINE FURTHER IN THE FUTURE.

Due to the expansion of the music download business, the sales of Compact Discs (CD) have been declining in recent years. Our karaoke CD sales have been declining since year 2004 and may continue to decline in the future. Music revenue accounts for less than 1% of our total revenues.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2010 and 2009 were approximately 74% and 61%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON OUR AFFILIATE COMPANIES WHICH ARE A PART OF THE STARLIGHT GROUP TO MANUFACTURE AND PRODUCE A SUBSTNTIAL PORTION OF OUR KARAOKE MACHINES FOR FISCAL 2011, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out an agreement with our main supplier in China to produce most of our karaoke machines for fiscal 2011. If the factory is unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2010 and 2009, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $2.6 million or 12.3% of our net sales in fiscal 2010. A majority of these returns resulted from defective manufacturing from one of our main factories. This factory will repair these returned goods at no cost as the Company purchased these goods with a defective warranty from the factory. If we are unable to purchase our goods with defective warranties in the future our factories will charge customary repair or freight costs which will adversely reduce our revenues and profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2010, our sales to customers in the United States decreased because of increased price competition and deteriorating economic conditions. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $801,599 during fiscal 2010 and $339,343 during fiscal 2009. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2010 we had $2.8 million in inventory on hand. It is important that we sell this inventory during fiscal 2011, so we have sufficient cash flow for operations.

OUR GROSS PROFIT MARGINS HAVE DECREASED OVER THE PAST YEAR AND WE EXPECT A COMPETITIVE MARKET.

Over the past year, our gross profit margins have generally decreased due to competition, increasing costs and deteriorating economic conditions except for fiscal 2005 when we developed several new models, which were in demand and yielded higher profit margins. We expect that our gross profit margin might stabilize in fiscal 2011 provided that the worldwide economy begins to recover.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 89.0%, 92.0%, and 87.0% of net sales in fiscal 2010, 2009, and 2008, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Memorex and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music; we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2010, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2011. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and video cassettes.

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

We are using four factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2011. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of July 1, 2010 we are not aware of any customers which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTER IN CALIFORNIA COULD IMPACT OUR ABILITY TO DELIVER MERCHANDISE TO OUR CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

A significant amount of our merchandise is shipped to our customers from our warehouse located in City of Industry, California. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could substantially decrease our revenues and profitability.

OUR BUSINESS OPERATIONS COULD BE DISRUPTED IF THERE ARE LABOR PROBLEMS ON THE WEST COAST.

During fiscal 2010, approximately 83.0% of our sales were domestic warehouse sales, which were made from our warehouse in California. During the third quarter of fiscal 2003, the dock strike on the West Coast affected sales of two of our karaoke products and we estimate that we lost between $3 and $5 million in orders because we could not get the containers of these products off the pier. If another strike or work slow-down occurs and we do not have a sufficient level of inventory, a strike or work slow-down would result in increased costs to us and may reduce our profitability.

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

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China.  During the fiscal year ended March 31, 2010, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency.   However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates.  Although recently pegged to the U.S. dollar, in the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time.  Any significant increase in the cost of manufacturing our products would have a material adverse affect on our business and results of operations.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2005 through March 31, 2010, our common stock has traded between a high of $1.57 and a low of $0.03. During this period, we incurred a net loss of $3.1 million in Fiscal 2010, a net loss of $2.2 million in Fiscal 2009, a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.  Moving from AMEX to the OTCBB may also cause additional volatility which may cause our stock price to decline further.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of March 31, 2010, investors held a short position of approximately 27,000 shares of our common stock which represented 0.1% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.  Additionally, if our stock price declines, it may be more difficult for us to raise capital.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2010, there were outstanding stock options to purchase an aggregate of 646,710 shares of common stock at exercise prices ranging from $0.03 to $9.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.56 per share. As of March 31, 2009, there were outstanding and immediately exercisable options to purchase an aggregate of 1,133,215 shares of common stock. There were outstanding stock warrants to purchase 1,250,000 shares of common stock at an exercise price of $.35 per share, all of which are exercisable.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of July 1, 2010 there were 37,585,794 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock.  As of July 1, 2010, we had 37,585,794 shares of common stock issued and outstanding and an aggregate of 1,896,710 shares issuable under our outstanding options and warrants. As such, our Board of Directors has the power, without stockholder approval, to issue up to 60,517,496 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR   COMMON STOCK MAY BE ADVERSELY AFFECTED.

Our internal controls over financial reporting have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our management’s assessment of internal controls over financial reporting have identified weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. The material weaknesses were primarily due to the following: (i) lack of formal procedure to evaluate lower of cost or market of slow-moving inventory; and (ii) lack of formalized financial closing procedures which has hindered scheduled closing in a timely manner, resulting in the Company’s accounting department receiving supplemental information regarding certain items which require adjustment after the initial closing has taken place. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of our management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of the Company’s internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Coconut Creek, Florida where we lease approximately 8,000 square feet office and warehouse facility. The lease expires on May 31, 2011. The annual rental expense is $89,464.

We lease one warehouse facility in City of Industry, California. The City of Industry warehouse facility has 90,000 square feet (with an option to acquire an additional 90,000 square feet) and the lease expires on April 30, 2013. The annual rental expense is approximately $632,000.

We have a 424 square foot office in Macau.  The lease expires April 30, 2012.  The annual rent expense is $9,846.

We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

MGA ENTERTAINMENT, INC. v. THE SINGING MACHINE COMPANY, INC. (SUPERIOR COURT OF THE STATE OF CALIFORNIA COUNTY OF LOS ANGELES – CENTRAL, CASE NO. BC436007)

MGA Entertainment, Inc. (MGA) filed an action against the Company on April 16, 2010 alleging breach of contract, breach of implied covenant of good faith and fair dealing, and conversion claims relating to two licensing agreements between the parties entered into on May 10, 2006 and November 21, 2006. The two licensing agreements involved the manufacture, distribution and marketing of “Bratz” branded merchandise.

The Company has responded to the above captioned case and has removed the case to federal court, case no. CV 10-03761 DOC (RNBX). Based upon legal opinion from outside Counsel, the Company believes it has defenses to the claims raised by MGA. However, at the time of this filing, the case is still in early stages of litigation and the outcome is unknown. The Company is also contemplating pursuit of counter-claims against MGA.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NYSE Amex Equities (“AMEX”) under the symbol "SMD" however the Company was de-listed from this exchange on July 6, 2009. The Company has traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM.OB” since July, 7, 2009. See Note 9 to the Financial Statements for additional information. Set forth below is the range of high and low sales prices for our common stock when traded on the AMEX, and the high and low bid prices for our common stock when traded on the OTCBB during Fiscal 2010 and Fiscal 2009.

FISCAL PERIOD	HIGH	LOW

Fiscal 2010:
First quarter (April 1 - June 30, 2009)	$0.14	$0.07
Second quarter (July 1 - September 30, 2009)	0.08	0.03
Third quarter (October 1 - December 31, 2009)	0.19	0.03
Fourth quarter (January 1 - March 31, 2010)	0.05	0.03

Fiscal 2009:
First quarter (April 1 - June 30, 2008)	$0.32	$0.20
Second quarter (July 1 - September 30, 2008)	0.23	0.12
Third quarter (October 1 - December 31, 2008)	0.18	0.07
Fourth quarter (January 1 - March 31, 2009)	0.17	0.08

As of July 1, 2010, based upon information received from our transfer agent, there were approximately 356 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2010:

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR FUTURE
ISSUANCE UNDER EQUITY
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))
Equity Compensation Plans approved by Security Holders	646,710	$.56	1,213,825

Equity Compensation Plans Not approved by Security Holders	0	$0	0

RECENT SALES OF UNREGISTERED SECURITIES

On September 25, 2009 the Company issued 136,362 shares of common stock to our Board of Directors at $0.11 per share, pursuant to our annual director compensation plan.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2010, 2009, and 2008 and the balance sheet data at March 31, 2010 and 2009 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The statement of operations data for the year ended March 31, 2007 and 2006 and the balance sheet data at March 31, 2008, 2007 and 2006 are derived from our audited financial statements which are not included in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods.

	2010	2009	2008	2007	2006
Statement of Operations:
Net Sales	$21,277,370	$31,780,709	$34,067,871	$26,732,144	$32,305,560
Income (loss) before income taxes	$(3,050,807)	$(2,154,563)	$1,712	$(1,714,988)	$(1,905,250)
Income tax benefit (expense)	$-	$(36,652)	$-	$2,453,576	$-
Net income (loss)	$(3,050,807)	$(2,191,215)	$1,712	$738,588	$(1,905,250)
Balance Sheet:
Working capital	$(1,344,634)	$1,535,498	$3,300,422	$2,394,796	$(4,274,100)
Current ratio	78%	127%	204%	187%	48%
Property, plant and equipment, net	$736,966	$886,770	$598,280	$446,510	$513,615
Total assets	$5,689,478	$8,325,724	$7,236,167	$5,657,800	$4,524,267
Shareholders' equity	$(447,571)	$2,578,897	$4,068,064	$2,897,359	$(3,661,798)
Per Share Data:
Income (loss) per common share – basic	$(0.08)	$(0.07)	$0.000	$0.04	$(0.19)
Income (loss) per common share – diluted	$(0.08)	$(0.07)	$0.000	$0.03	$(0.19)
Cash dividends paid	0	0	0	0	0

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

Our primary objectives for the fiscal year ended March 31, 2010 (“Fiscal 2010”) were to:

•	increase the revenues by expanding our product lines and customer base;
•	continue to drive down the operating costs;
•	turn the operations to profit;

•	obtain better financing facilities; and
•	raise additional equity.

We believe that our efforts to meet our goals in Fiscal 2010 were adversely affected by the decline in worldwide economic conditions. More specifically, we experienced continued increase in competitive pricing pressures, lack of stability and confidence in the retail market, and substantial decrease in direct import of goods due to significant decreases in both foreign and domestic business.  During Fiscal 2010, our revenue and gross profit decreased by 33% and total operating expenses decreased by 13.0%.  We experienced revenue declines across all of our market segments. The most significant drop was in our direct import business which decreased 78.7% due to declining consumer sentiment toward worldwide economic conditions. Foreign sales decreased by 50.9% due to excess inventories from prior year purchases at our major European customers.  We reduced our operating expenses however the decrease was not totally commensurate with the decrease in sales.

In June 2010, and subsequent to our fiscal year end, the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities.  The Company is actively pursuing replacement financing facilities. Our parent company, The Starlight Group, has committed to providing bridge financing until new facilities have been found.

Due to our net loss and reduced shareholders’ equity in Fiscal 2010, we no longer met the minimum criteria to trade on the NYSE Amex Equities (“AMEX”).  As a result the Company was de-listed from the AMEX effective July 6, 2009.  The Company began trading on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM.OB” beginning July, 7, 2009.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:
	2010	2009	2008
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	81.3%	81.3%	77.5%
Operating Expenses	32.6%	25.1%	22.1%
Operating (Loss) Income	-13.9%	-6.4%	0.5%
Other (Expenses), Income, net	-0.4%	-0.4%	-0.5%
(Loss) Income before Taxes	-14.3%	-6.8%	0.1%
(Provision) Benefit for Income Taxes	0.0%	-0.1%	0.0%
Net (Loss) Income	-14.3%	-6.9%	0.1%

FISCAL YEAR ENDED MARCH 31, 2010 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2009

NET SALES

Net sales for Fiscal 2010 were approximately $21.3 million. This represents a decrease of approximately $10.5 million as compared to approximately $31.8 million in the fiscal year ended March 31, 2009 (“Fiscal 2009”). The decrease in net sales was primarily due to a $10.6 million decrease in direct import sales to domestic customers.   We believe this reduction is primarily due to continuing concern over the worldwide decline in economic conditions as “big-box” retail stores were very late in committing to purchases and dramatically cut their purchases for karaoke equipment.  While the company did experience a slight increase in domestic shipments from our California facility of $2.9 million to accommodate late season demand, this increase was offset by a decrease in sales to foreign customers of $2.8 million where excess inventory of equipment purchased in the prior fiscal year adversely influenced sales in this market segment.

We continue to develop additional features to our karaoke line to maintain and grow this core product.   In an attempt to regain revenue from the reduced sales of music CD+G discs we launched a music download program and improved our internet website.  We are also seeking additional consumer electronic products that would allow us to take advantage of business relations with major retailers.

GROSS PROFIT

Gross profit for Fiscal 2010 was approximately $4.0 million or 18.7% of total revenues compared to approximately $5.9 million or 18.7% of sales for Fiscal 2009 (a decrease of $1.9 million). This decrease was directly related to the decrease in sales which accounted for all of the decrease in gross profit.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales.  We account for the above expenses as operating expenses and classify them under the selling expenses.

OPERATING EXPENSES

Operating expenses, including depreciation and amortization, for Fiscal 2010 decreased from approximately $8.0 million to approximately $7.0 million, a decrease of approximately $1.0 million or 12.5% compared to the same period last year.  This decrease in operating expenses was primarily due to management’s continued efforts to reduce general and administrative expenses commensurate with the decrease in sales volume.  General and administrative expenses decreased approximately $1.0 million as the company realized a decrease in logistics operations of $300,000 due to efficiency improvements and decreased volume, wage reductions of $100,000, decreased stock transfer fees of $100,000 related to de-listing from AMEX, $100,000 decrease in spending on travel and entertainment and $400,000 of other expenses that were cut.  Management continues to look for opportunities to reduce overhead spending in the future.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $439,432 for Fiscal 2010 compared to $459,354 for Fiscal 2010. The fixed assets mainly consist of the tools and molds, which are depreciated with three years to 5 years straight-line method.  During the past year we have invested in approximately $268,000 in tooling for new karaoke models as well as approximately $23,000 in warehouse equipment for the logistics operation and office equipment.  Tools and molds purchased in prior years which were fully depreciated in Fiscal 2010 are the primary reason for the decrease in depreciation expense over the prior fiscal year.

NET OTHER INCOME (EXPENSES)

Net other expense was $94,979 (interest expense) in Fiscal 2010 compared to net other expense of $131,755 (interest expense) in Fiscal 2009. The decrease was primarily due to the decrease of our borrowing cost from our financing arrangement with DBS Bank.

INCOME BEFORE TAXES

We had a loss before taxes of $3,050,807 in Fiscal 2010 compared to income before taxes of $2,154,563 in Fiscal 2009. The decrease in profit was primarily due to declining worldwide economic conditions which lead to decreased sales in foreign and direct import sales.  Despite management’s efforts to reduce general and administrative expenses, the loss in gross profit from the 33% drop in worldwide sales exceeded our ability to reduce enough operating expenses to cover this loss.

INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2010 and 2009, we had gross deferred tax assets of approximately $ 4.0 million and approximately $3.1 million, against which we recorded valuation allowances totaling approximately $ 4.0 million and approximately $3.1 million, respectively.

For Fiscal 2010 we did not record a provision for income taxes as the Company incurred a taxable loss for the period. For Fiscal 2009, the provision for income taxes increased by $36,652 due to a payment made for alternative minimum tax. We did not record any additional income tax expense for Fiscal 2009since the Company had taxable losses for the U.S. operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET LOSS/NET INCOME

As a result of the foregoing, we had net loss of approximately $3,050,807 in Fiscal 2010 from operations as compared to a net loss of $2,191,215 in Fiscal 2009.

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

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $459,354 for Fiscal 2009 compared to $311,273 for Fiscal 2008. The fixed assets mainly consist of the tools and molds, which are depreciated with three years straight-line method.  During Fiscal 2009 we invested approximately $500,000 in tooling for new karaoke models as well as approximately $85,000 in warehouse equipment for the logistics operation as well as an additional $132,000 for a new business computer system and accessories.  These additions are the primary reason for the increase in depreciation expense over the prior fiscal year.

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

For Fiscal 2009, the provision for income taxes increased by $36,652 as compared to Fiscal 2008 due to a payment made for alternative minimum tax. We did not record any additional income tax expense for Fiscal 2009. This occurred because the Company had taxable losses for the U.S. operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2010, we had cash on hand of approximately $900,000 compared to cash on hand of approximately $1.0 million on March 31, 2009. The decrease of cash on hand was primarily due to the decrease in inventory of approximately $2.3 million offset by decreases in accounts payable, accrued expenses and customer deposits of approximately $2.0 million and $200,000 net payment on factor credit facilities. The decrease in the inventory was a result of management’s focus on selling existing inventory on hand and aggressively addressing returned defective merchandise.

Cash deficit from operating activities Fiscal 2010 was $758,004. The cash was generated primarily from increases in trade and related party accounts payable. We used vendor and related-party financing as well as accounts payable financing facilities from DBS Bank to offset portions of the cash requirement.

Cash used in investing activities for Fiscal 2010 was $286,346. Cash used in investing activities was primarily for the purchase of tooling and molds.

Cash provided by financing activities was $952,964 for Fiscal 2010, which was due primarily to short term borrowings from DBS bank on our accounts payable financing facility.

As of March 31, 2010, our working capital deficit was approximately $1.3 million. Our current liabilities of approximately $6.1million include:

•	Customer credit on account of approximately $742,009 – the amount will be offset by future purchases or refunds.
•	Accounts payable of $895,713 of which $311,000 was due to two suppliers in China.
•	Related party loan of $3,033,801 due various parties within the Starlight Group.
•	Short term borrowings of $1,091,828 due to DBS bank for loans against our accounts payable financing facility.

As of July 1, 2010, our cash on hand is approximately $100,000. Our average monthly operating expenses are approximately $350,000 and we need approximately $1.1 million to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in California and other operating costs.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Equity investments – The Company is actively seeking equity financing to expand its business. We expect to raise additional capital as required for fiscal year ended March 31, 2011 (“Fiscal 2011”).
2) Vendor financing – Some of our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, which generally account for more than 50% of the total revenues.
3) Factoring of accounts receivable - The Company is currently seeking a factoring facility for its accounts receivable for sales originated in the U.S to replace the facilities that were in place during Fiscal 2010 and were withdrawn by DBS bank in June 2010, subsequent to the company’s fiscal year end of March 31, 2010. The Starlight Group, our controlling shareholder, has agreed to provide short term bridge financing until a new factoring facility is consummated.
4) Cost reduction - The Company has reduced significant operating expenses in recent years with the exception of fiscal 2009. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to resume its cost cutting efforts in Fiscal 2011.
5) Bridge Loan - We may be able to raise additional short term bridge capital from The Starlight Group, the parent of our major stockholder, koncepts, who is also one of our suppliers.
6) Reduce cost of operation – The Company maintains SMC-L as a wholly-owned subsidiary to operate our California warehouse. For Fiscal 2011, SMC-L will renew an agreement with the Starlight Group to handle the logistics and fulfillment of Starlight Groups’ domestic products for a service fee. This arrangement is expected to significantly offset the Company’s own logistics expenses.

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

On June 8, 2010, and subsequent to our fiscal year end, the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities.   The Company is actively pursuing replacement financing facilities. Our parent company, The Starlight Group, has committed to provide bridge financing until new facilities have been found.

During Fiscal 2011, we will strive to reduce additional operating costs. In order to reduce the need to maintain inventory in our warehouses in California we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The goods shipped directly to our customers from ports in China are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

Except for the foregoing, we do not have any present commitment that is likely to cause our liquidity to increase or decrease in any material way. In addition, except for the Company’s need for additional capital to finance inventory purchases, the Company is not aware of any trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  The Company is reliant upon our parent company, Starlight International, to provide bridge financing for operations until we secure alternate accounts receivable factoring facilities.  There is no guarantee that we will be able to secure these facilities in the near future.  Any significant change in Starlight International’s ability to continue to provide bridge financing may have a material adverse effect on our ability to meet our financial obligations and continue our operations.

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of our former Hong Kong office were paid in Hong Kong dollars.  Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau currency (MOP) The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar.  The exchange rate of the MOP to the U.S. dollar is MOP $8.01 to U.S. $1.00. We cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 89.0%, 92.0%, and 87.0% of net sales in Fiscal 2010, Fiscal 2009, and Fiscal 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required pursuant to this Item 8 are included in this Annual Report, as a separate section,   commencing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation as required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, under the supervision and with the participation of our interim Chief Executive Officer and interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our interim Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Based upon this evaluation, our interim Chief Executive Officer and interim Chief Financial Officer concluded that our internal control over financial reporting was not effective as of the period covered by this Annual Report, as a result of material weaknesses.

The material weaknesses were primarily due to the following:

•
Lack of formalized financial closing procedures. The Company and its subsidiaries do not currently have adequate formalized financial closing procedures as they relate to inventory valuation which would facilitate scheduled closing in a timely manner. As a result, the Company was required to make additional adjustments to inventory reserves after the initial year-end closing that were material to the financial statements.

(c)       Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain measures. For Fiscal 2011, management is committed to improve control and oversight relating to financial controls and will work with our Audit Committee to formulate written policies and procedures to address deficiencies described above. Management will address the above material weakness by formalizing a closing procedure which will include specific processes and formulas for evaluating the adequacy of inventory reserves for slow-moving items and lower of cost or market value of on hand inventory prior to the close of each quarter.  Due to the seasonality of the business, Management is less likely to become aware of material impairments during the first half of the fiscal year compared to the second half of the fiscal year when customers have communicated product commitments to the Company.

(d)       Changes in Internal Controls

In our Annual Report for Fiscal 2009, we concluded that our internal control over financial reporting was not effective and identified two material weaknesses. Since the filing of our last Annual Report, our financial controller noted that although a substantial majority of sales reported through our Macau subsidiary are direct import and payment is tendered via letter of credit or wire transfer in advance of shipment, there were a few customers that were shipped with credit terms. Since there were no formal policies and procedures relating to resolving disputed balances in a timely manner some accounts remained uncollected in excess of 90 days.  Our controller has now set up more formalized policies with regards to resolution of all uncollected balances.  As a result, the Macau subsidiary had no disputed or unresolved collection issues as of the end of Fiscal 2010.  The controller also noted a lack of formal closing procedures for financial closings in a timely manner resulting in the Company’s accounting department receiving supplemental information requiring adjustment after the initial closing takes place.  The accounting department has now established closing requirements formalized times which require the timely submission by all subsidiaries of data to Corporate Accounting which address monthly, quarterly and annual requirements which would lead to supplemental information being provided by the Company’s subsidiaries after initial closing.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of June 15, 2010.

For Fiscal Year Ended March 31, 2010

Name	Age	Position

Gary Atkinson	28	Interim CEO and General Counsel
Bernardo Melo	33	VP Global Sales and Marketing
Lionel Marquis	57	Principal Accounting Officer
Carol Lau	61	Interim CFO and Chairwoman
Harvey Judkowitz	65	Director
Bernard Appel	78	Director
Stewart A. Merkin	67	Director
Peter Hon	69	Director
Yat Tung Lau	31	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. For the past two years, Mr. Atkinson has worked closely with all departments within the Company, including Operations, Finance, Sales, and the China production side. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

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

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer.  For the past 15 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area.  Some of these companies include Computer Products, Inc (Artesyn Technologies Inc),  U S Plastic Lumber Corporation, Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc.  Mr. Marquis graduated from Bryant College with a Bachelors Degree in Business Administration with a major in accounting.  Mr. Marquis is a Certified Public Accountant in the state of Florida.

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

Harvey Judkowitz has served as a director of the Company since March 29, 2004 and is the chairman of the Audit Committee. He is licensed as a CPA in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He has served as the Chairman and CEO of UniPro Financial Services, a diversified financial services company up until the company was sold in September of 2005. He is currently the President and Chief Operating Officer of Photovoltaic Solar Cells, Inc., a start-up company.

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

FAMILY RELATIONSHIPS

There are no family relationships among any of our officers or other directors, except for Chairwoman Carol Lau who is the aunt of Director Yat Tung Lau and the mother of Gary Atkinson, the Company’s CEO and General Counsel.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2010 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson (1)
Interim Chief Executive Officer	2010	$82,361.73	-	-	-	-	-	-	$82,361.73

Anton Handal (2)	2010	$0.00	-	-	-	-	-	-	$0.00
Former Chief Executive Officer	2009	$0.00	-	-	$11,744.00	-	-	-	$11,744.00

Carol Lau	2010	$0.00	-	-	-	-	-	-	$0.00
Chief Financial Officer	2009	$0.00	-	-	-	-	-	-	-

Bernardo Melo	2010	$138,702.68	$10,000.00	-	-	-	-	-	$148,702.68
VP Global Sales & Marketing	2009	$130,000.00	29,515.95					$3,662.50	$163,178.45

(1) Mr. Atkinson was appointed as Interim Chief Executive Officer on November 1, 2009, however his salary reported in the above table is for the full Fiscal year 2010.

(2) Mr. Handal resigned as Chief Financial Officer, effective November 1, 2009. He did not receive a salary during Fiscal 2010. However he had an option to purchase warrants held by koncepts International Limited which expired on July 1, 2009. Upon payment of $5,000, Mr. Handal had the option to purchase 750,000 stock warrants in the Company with an exercise price of $0.35 per share, exercisable at any time. Mr. Handal was also awarded 300,000 stock options on October 3, 2008, with an exercise price of $0.14 per share, which were not exercisable until October 3, 2009.  The fair value of the option award has been calculated in accordance with FASB ASC 718-20. Those options expired January 31, 2010.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Anton Handal resigned as Chief Executive Officer of the Company on November 1, 2009. Gary Atkinson was appointed as Interim Chief Executive Officer effective the same date. Mr. Atkinson does not have an employment contract with the Company and has an annual salary of $86,000. Mr. Atkinson’s reported salary amount for Fiscal 2010, as shown in the table above, is less than his salary due to a Company-wide temporary 10% pay reduction imposed during Fiscal 2010.

As of July 1, 2010, the Company did not have any employment contracts with any of its employees nor separation or consulting agreements with any individuals or entities.

OPTION GRANTS IN FISCAL 2010

No grants of stock option awards were made to our named executive officers during Fiscal 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to grants of options to purchase our common stock under our Year 2001 Stock Option Plan to the named executive officers during Fiscal 2010:

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

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2010. All option awards were granted from our Year 2001 Stock Option Plan.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bernard Appel	$8,800	$2,500	$492	$-	$-	$-	$11,792
Peter Hon	$400	$2,500	$0	$-	$-	$-	$2,900
Harvey Judkowitz	$8,600	$2,500	$492	$-	$-	$-	$11,592
Carol Lau	$8,800	$2,500	$0	$-	$-	$-	$11,300
Yat Tung Lau	$0	$2,500	$0	$-	$-	$-	$2,500
Stewart Merkin	$8,800	$2,500	$492	$-	$-	$-	$11,792

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2010 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 42,305, 39,958, and 52,305, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Ms. Lau are 74,311.

(2) As of March 31, 2010 the aggregate number of Company stock options held by Messrs. Appel and Judkowitz is 140,000. Mr. Merkin holds 120,000 options and Messrs. Hon, Yat Tung Lau, and Ms. Lau each hold 40,000 options.

During Fiscal 2010, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2010 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau and Merkin and Ms. Carol Lau.

During Fiscal 2010, we have utilized the following compensation policy for our directors:

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

•	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $200 fee.

•	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

•	Directors Peter Lau, Yat Tung Lau and Carol Lau have temporarily agreed to forfeit all compensation until financial conditions at the Company improve.

YEAR 1994 PLAN

Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million shares of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2010, we have 0 options issued and outstanding under the 1994 Plan and all of these options are fully vested as of March 31, 2010.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2010, we have granted 1,079,225 options under the Year 2001 Plan, 586,710 of which are fully vested.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2010, 2009, 2008 and 2007 totaled approximately $15,749, $10,886, $21,674 and $39,460, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 1, 2010 (the “record date”), certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,
•	all named executive officers of the Singing Machine; and
•	persons known to own more than 5% of our common stock.

Security ownership is based on 37,585,794 shares of our common stock issued and outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of July 1, 2010, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of June 15, 2010

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson	7,753	*
Anton Handal (1)	-	*
Lionel Marquis	-	*
Bernardo Melo (2)	60,500	*
Bernard Appel (3)	162,305	*
Harvey Judkowitz (3)	172,305	*
Carol Lau (3)	68,857	*
Yat Tung Lau (3)	68,857	*
Peter Hon (3)	68,857	*
Stewart Merkin (3)	139,958	*
Officers & Directors as a Group (9 persons)	749,392	2.0%

Security Ownership of Certain Beneficial Owners:
koncepts International Ltd. (4)	19,932,679	51.3%
Arts Electronics Ltd. (5)	3,745,917	10.0%
Gentle Boss Investments Ltd (6)	2,100,000	5.6%

* Less than 1%

Total Shares of Common Stock as of June 15, 2010	37,585,794
Stock Options Exercisable within 60 days of June 15,2010	1,836,710

Total	39,422,504

(1) Includes stock options to purchase 60,500 shares of common stock, which is exercisable within 60 days of the record date.

(2) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of the record date: 120,000 options held by Bernie Appel; 120,000 options held by Harvey Judkowitz, 100,000 held by Stewart Merkin, and 40,000 held by each of Carol Lau, Peter Hon, and Yat-Tung Lau.

(3) Includes a common stock purchase warrant to purchase 1,250,000 shares of common stock, which is exercisable within 60 days of the record date. The address for koncepts International Limited is 5/F Shing Dao Industrial Bldg, 232 Aberdeen Main Road, Aberdeen China.

(4) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(5) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approximately 36% of our karaoke products in Fiscal 2010 were produced by factory owned by the Starlight Group and we anticipate that approximately 40% of our karaoke products will be manufactured by the Starlight Group in Fiscal 2011. Starlight International has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2010 we sold approximately $877,000 of product to Cosmo Communications (“Cosmo”), a related company, at discounted pricing granted to major distributors. The average gross profit margin on sales to Cosmo yielded 10.6% as compared to our overall gross profit margin of 18.7%. Cosmo was our primary distributor of the Company’s product to Canada in Fiscal 2010 and will continue in this role for Fiscal 2011.

The Company purchased product from a vendor in China that is also a 10% shareholder. The Company purchase $515,266 and $12,385,799 during Fiscal 2010 and 2009 respectively and owed them $3,165 and $1,475,046 as of March 31, 2010 and March 31, 2009, respectively.

On August 1 2009, our subsidiary SMC-L entered into a service and logistics agreement with Starlite Consumer Electronics (USA), Inc. (“Starlite USA”), an indirect wholly-owned subsidiary of Starlight International, and Cosmo to provide logistics, fulfillment, and warehousing services for Starlite USA and Cosmo’s domestic sales. For these services, Starlite USA and Cosmo have agreed to pay us an annual service fee of $1,000,000 payable monthly beginning August 1, 2009. This agreement generated approximately $667,000 for Fiscal 2010 and is projected to generate $333,000 in fees for Fiscal 2011. This agreement terminates on July 31, 2010 at which time another annual agreement is expected to be signed for approximately the same amount.

On August 28, 2008, we executed a three-party banking facility agreement between SMC Macau, DBS Bank (Hong Kong) Limited and BB&T. The agreement provides for credit facilities to a maximum of $13.0 million. The credit facility is secured with corporate guarantees from us as well as a $2.0 million guarantee from Starlight International, the parent of koncepts, which is the holder of approximately 50% of our shares of common stock outstanding. This agreement was effective October 16, 2008 and replaced the previous four-party agreement between us, Starlight Marketing Limited, an indirect wholly-owned subsidiary of Starlight International (“Starlight Marketing”), Standard Chartered Bank (Hong Kong) (“Standard”), Limited and CIT (“Prior Agreement”). Under the Prior Agreement dated August 3, 2007, we assigned the proceeds from our customers to Standard, which then advanced the loans to Starlight Marketing, who then sent the advance to us. Both we and Starlight Marketing guaranteed the repayment of the advance. The maximum amount for the advance was approximately $4.5 million. In June 2010, and subsequent to our fiscal year end, the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. The Company is actively pursuing replacement financing facilities. Our parent company, The Starlight Group, has committed to providing bridge financing until new facilities have been found.

In May 2008, we entered into a services agreement with Cosmo Communications Corporation (“Cosmo”). Cosmo is approximately 85% owned by Master Light Enterprise Limited, an indirect wholly-owned subsidiary of Starlight International. The agreement provides that we will provide management services to Cosmo with respect to the employment of certain Cosmo sales persons as employees of SMC, including the payment of such persons’ salaries and benefits. The cost of such employment was $410,425 for Fiscal 2009. In exchange for these services, Cosmo agreed to pay us a service fee equal to 2.8% of Cosmo’s “net sales” defined as gross invoice less returns, charge-backs, promotions and marketing allowances. The agreement was terminated by both parties on June 1, 2009. Since termination of the agreement, Cosmo sales employees were terminated and only one Cosmo administration employee was retained. In lieu of the service fee paid to us in the previous agreement, Cosmo agreed to reimburse the Company for all salary, benefit and other administrative expenses incurred by the Cosmo employee retained by Cosmo. For Fiscal 2010, the cost related to the retained employee and the two sales employees who were terminated in Fiscal 2010 was $102,952 for which we were totally reimbursed by Cosmo in cash.

In May 2008, our subsidiary SMC-L entered into a service and logistics agreement with Starlite Consumer Electronics (USA), Inc. (“Starlite USA”), an indirect wholly-owned subsidiary of Starlight International, and Cosmo to provide logistics, fulfillment, and warehousing services for Starlite USA and Cosmo’s domestic sales. For these services, Starlite USA and Cosmo have agreed to pay us an annual service fee of $1,137,501, payable monthly beginning July 1, 2008. The agreement generated approximately $.3M for Fiscal 2010 and $0.8 million in fees for Fiscal 2009. The agreement was terminated June 30, 2009 and replaced by the new logistics agreement on August 1, 2010.

We purchase products from Starlight Marketing Macao Commercial Offshore Limited (“Starlight Macao”), an indirect wholly-owned subsidiary of Starlight International. The purchases from Starlight Macao for Fiscal 2010 and Fiscal 2009 were $4,716,956 and $10,170,825, respectively. In addition, we also purchased molds and tooling from Starlight Macao in the amount of $252,900 and $235,000 in Fiscal 2010 and Fiscal 2009, respectively.

On August 1, 2006, our subsidiary SMC Macao entered into a service agreement with Star Light Electronics Company Limited, an indirect wholly-owned subsidiary of Starlight International, to provide shipping and engineering services to us for a fee of $25,000 per month. This amount increased to $29,000 per month effective July 1, 2008 however, due to a decrease in services provided to us in Fiscal 2009, the fee was temporarily reduced for a period of time. Effective July 1, 2009 this amount was permanently reduced to $14,000 per month. For Fiscal 2010 and Fiscal 2009, this service charge was $216,000 and $261,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by Mallah Furman, Certified Public Accountants for professional services rendered for Fiscal 2010 and Fiscal 2009:

Fee Category	Fiscal 2010	Fiscal 2009

Audit Fees	$132,147	$134,950
Tax Fees	15,000	11,000
All Other Fees	1,000	1,954

Total Fees	$148,147	$147,904

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by Mallah Furman, Certified Public Accountants (formerly Berkovits & Co, LLP) in connection with statutory and regulatory filings or engagements

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.

Out of the total Fiscal 2010 and Fiscal 2009 audit and other fees, $127,890 and $134,950 were billed by Mallah Furman, Certified Public Accountants respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2010 and 2009

Consolidated Statements of Operations—Years ended March 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders' (deficit) Equity—Years ended March 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows—Years ended March 31, 2010, 2009 and 2008.

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

4.1 Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3. of the Singing Machine's registration statement on Form SB-2 filed with the SEC on March 7, 2000). File No. 333-57722)

10.1 Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Singing Machine's registration statement on Form SB-2 filed with the SEC on March 28, 2001, File No. 333-59684).

10.2 Year 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Singing Machine's registration statement on Form S-8 filed with the SEC on September 13, 2002, File No. 333-99543).

10.3 Securities Purchase Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.4 Registration Rights Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.5 One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.6 Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.7 Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.8 Bridge Loan Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.9 Collateral Security Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.10 Bridge Note of The Singing Machine Company, Inc. dated March 8, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.11 Amendment to lease for executive offices dated April 3, 2008 by and between The Singing Machine Company, Inc. and Lyons Corporate Park, LLLP. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.12 Lease for City of Industry, CA warehouse by and between The Singing Machine Company, Inc. and Sun-Yin USA, Inc. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.13 Cosmo employee management agreement dated May 23, 2008 by and among The Singing Machine Company, Inc. and Cosmo Communications Corporation. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.14 Logistics Agreement dated May 23, 2008 by and among The Singing Machine Company, Inc. and Starlite Consumer Electronics (USA), Inc., Cosmo Communications Corp. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.15 DBS Banking Facility Agreement dated August 28, 2008 by and among The Singing Machine Company, Inc. and SMC (Comercial Offshore De Macau) Limitada. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.16 BB&T Factoring and Security Agreement dated September 19, 2008 by and among The Singing Machine Company, Inc. and Branch Banking and Trust Company. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.17 Assignment of Factoring Proceeds and Intercreditor Agreement dated September 19, 2008 by and among The Singing Machine Company, Inc., SMC (Comercial Offshore De Macau) Limitada, Branch Banking and Trust Company, and DBS Bank (Hong Kong) Limited. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.18 Hang Seng Bank Banking Facility dated February 12, 2008 by and among SMC (Comercial Offshore De Macau) Limitada and Hang Seng Bank. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.19 Licensing Agreement dated May 10, 2006 by and among The Singing Machine Company, Inc. and MGA Entertainment, Inc. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K/A filed with the SEC on July 7, 2009)

10.20 Licensing Agreement dated November 21, 2006 by and among The Singing Machine Company, Inc. and MGA Entertainment, Inc. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 7, 2009)

31.1 Certification of Gary Atkinson, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

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

THE SINGING MACHINE COMPANY, INC.

Date: July 14, 2010	By:	/s/ Gary Atkinson
Gary Atkinson
Interim Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Gary Atkinson	Interim Chief Executive Officer	July 14, 2010
Gary Atkinson

/s/ Carol Lau	Chief Financial Officer	July 14, 2010
Carol Lau

BERNARD APPEL	Director	July 14, 2010
Bernard Appel

HARVEY JUDKOWITZ	Director	July 14, 2010
Harvey Judkowitz

STEWART MERKIN	Director	July 14, 2010
Stewart Merkin

YAT TUNG LAU	Director	July 14, 2010
Yat Tung Lau

PETER HON	Director	July 14, 2010
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for the years ended March 31, 2010, 2009, 2008. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Mallah Furman

Fort Lauderdale, Florida
June 23, 2010

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
Assets
Current Assets
Cash	$865,777	$957,163
Accounts receivable, net of allowances of $185,407 and $261,980, respectively	983,791	972,345
Due from factor	14,987	73,854
Inventories,net	2,804,848	4,729,667
Prepaid expenses and other current assets	118,465	526,563
Total Current Assets	4,787,868	7,259,592

Property and Equipment, net	736,966	886,770
Other Non-Current Assets	164,644	179,362
Total Assets	$5,689,478	$8,325,724

Liabilities and Shareholders' (Deficit) Equity
Current Liabilities
Accounts payable	$895,713	$2,588,769
Due to related parties - net	3,033,801	1,498,391
Accrued expenses	227,257	422,260
Short-term loan - bank	1,091,828	-
Current portion of long-term financing obligation	18,186	18,186
Customer credits on account	742,009	908,449
Deferred gross profit on estimated returns	123,708	288,039
Total Current Liabilities	6,132,502	5,724,094

Long-term financing obligation, less current portion	4,547	22,733
Total Liabilities	6,137,049	5,746,827

Shareholders' (Deficit) Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,585,794 and 37,449,432 shares issued and outstanding	375,857	374,494
Additional paid-in capital	19,098,726	19,075,750
Accumulated deficit	(19,922,154)	(16,871,347)
Total Shareholders' (Deficit) Equity	(447,571)	2,578,897
Total Liabilities and Shareholders' (Deficit) Equity	$5,689,478	$8,325,724

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2010	March 31, 2009	March 30, 2008

Net Sales	$21,277,370	$31,780,709	$34,067,871

Cost of Goods Sold	17,291,011	25,836,586	26,389,070

Gross Profit	3,986,359	5,944,123	7,678,801

Operating Expenses
Selling expenses	3,114,552	3,160,950	2,931,416
General and administrative expenses	3,388,203	4,346,627	4,279,728
Depreciation and amortization	439,432	459,354	311,273
Total Operating Expenses	6,942,187	7,966,931	7,522,417

(Loss) Income from Operations	(2,955,828)	(2,022,808)	156,384

Other Expenses
Loss on sale of subsidiary and other assets	-	-	(27,654)
Interest expense	(94,979)	(131,755)	(127,018)

Net Other Expenses	(94,979)	(131,755)	(154,672)

(Loss) Income before provision for income taxes	(3,050,807)	(2,154,563)	1,712

Provision for income taxes	-	(36,652)	-

Net (Loss) Income	$(3,050,807)	$(2,191,215)	$1,712

(Loss) Income per Common Share
Basic	$(0.081)	$(0.067)	$0.000
Diluted	$(0.081)	$(0.067)	$0.000

Weighted Average Common and Common Equivalent Shares:
Basic	37,519,668	32,712,191	29,925,952
Diluted	37,519,668	32,712,191	30,910,424

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2010	March 31, 2009	March 31, 2008

Cash flows from operating activities
Net (Loss) Income	$(3,050,807)	$(2,191,215)	$1,712
Adjustments to reconcile (net loss) net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	439,432	459,354	311,273
Change in inventory reserve	(396,319)	247,404	131,154
Change in allowance for bad debts	(76,573)	141,081	17,284
Stock compensation	24,339	32,826	38,112
Deferred gross profit on estimated sales returns	(164,331)	70,227	4,094
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	244,671	49,182	(924,634)
Inventories	2,321,139	(1,462,087)	(1,366,055)
Prepaid expenses and other current assets	408,098	(114,011)	109,339
Other non-current assets	14,718	(10,000)	(113,308)
Increase (Decrease) in:
Accounts payable	(1,693,056)	1,670,341	441,906
Accounts payable - related party	1,535,410	1,992,407	-
Accrued expenses	(195,003)	12,845	(215,579)
Customer credits on account	(166,440)	129,456	184,824
Net cash (used in) provided by operating activities	(754,722)	1,027,810	(1,379,878)
Cash flows from investing activities
Purchase of property and equipment	(291,276)	(747,844)	(490,697)
Proceeds from disposal of property and equipment	1,648	-	27,654
Net cash used in investing activities	(289,628)	(747,844)	(463,043)
Cash flows from financing activities
Borrowings from (retention by) factor, net	58,867	57,597	(21,460)
Proceeds from issuance of stock	-	-	630,881
Net proceeds from short-term bank obligation	1,091,828	-	-
(Payments) proceeds persuant to factoring facility	(179,545)	799,113	-
Net (payments on) proceeds from long-term financing obligation	(18,186)	40,919	-
Net (payments to) advances from related parties	-	(668,248)	492,416
Net cash provided by financing activities	952,964	229,381	1,101,837
Change in cash and cash equivalents	(91,386)	509,347	(741,084)

Cash and cash equivalents at beginning of period	957,163	447,816	1,188,900
Cash and cash equivalents at end of period	$865,777	$957,163	$447,816

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$94,979	$136,826	$78,898
Cash (refunded) paid for Income Taxes	$(23,520)	$60,322	$-
Non-Cash Financing Activities:
Conversion of trade payable to equity	$-	$669,222	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at March 31, 2007	-	$-	27,286,199	$272,862	$17,306,342	$(14,681,844)	$2,897,360

Net Income	-	-	-	-	-	1,712	1,712
Employee compensation-stock option	-	-	-	-	24,010	-	24,010
Exercise of employee stock options	-	-	147,515	1,475	46,905	-	48,380
Director Fees	-	-	15,162	152	13,950	-	14,102
Issuances of common stock	-	-	4,309,524	43,095	1,039,405	-	1,082,500
Balance at March 31, 2008	-	-	31,758,400	317,584	18,430,612	(14,680,132)	4,068,064

Net Loss	-	-	-	-	-	(2,191,215)	(2,191,215)
Employee compensation-stock option	-	-	-	-	17,825	-	17,825
Director Fees	-	-	33,336	333	14,668	-	15,001
Issuances of common stock	-	-	5,657,696	56,577	612,645	-	669,222
Balance at March 31, 2009	-	-	37,449,432	374,494	19,075,750	(16,871,347)	2,578,897

Net Loss	-	-				(3,050,807)	(3,050,807)
Employee compensation-stock option	-	-			9,339		9,339
Director Fees	-	-	136,362	1,363	13,637		15,000
Balance at March 31, 2010	-	$-	37,585,794	$375,857	$19,098,726	$(19,922,154)	$(447,571)

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

The Company does business with a major supplier, koncepts International Limited (“koncepts”). koncepts is a major stockholder of the Company, owning approximately 52% of our shares of common stock outstanding.  koncepts is an indirect wholly-owned subsidiary of Starlight International Holdings Limited (“Starlight International”), a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Starlight International’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Starlight International, including Starlight Marketing Limited, Cosmo Communications Corporation (“Cosmo”), Starlite Consumer Electronics (USA), Inc., and Starlight Marketing Macao Commercial Offshore Limited, among others (Starlight International and its subsidiaries collectively referred to herein as the “Starlight Group” or “Starlight”).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING STANDARDS CODIFICATION
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Subtopic 105-10, Generally Accepted Accounting Principles ("FASB ASC 105-10").  This Standard establishes an integrated source of existing authoritative accounting principles to be applied by all non-governmental entities and is effective for interim ad annual periods ending after September 15, 2009.  The adoption of FASB ASC 105-10 by the Company did not have a material impact on our financial statements and only resulted in modifications in accounting reference in our footnotes and disclosures.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMC-L, SMC-M and The Singing Machine Holdings Ltd.  All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. The insured amounts at foreign financial institutions at March 31, 2010 and March 31, 2009 are $734,908 and $666,643, respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.

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

REVENUE RECOGNITION
Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 12.4%, 9.4%, and 8.6% of the gross sales for the twelve months ended March 31, 2010, 2009, and 2008, respectively.

STOCK BASED COMPENSATION
The Company began to apply the provisions of FASB ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity, starting on January 1, 2006.  ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of the provisions of ASC 718-20, for the years ended March 31, 2010, 2009 and 2008, the stock option expense was $9,340, $17,825 and $24,010, respectively.  Employee stock option compensation expense in fiscal years 2010, 2009 and 2008 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

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

•	For the year ended March 31, 2010: expected dividend yield 0%, risk-free interest rate of 0.41%, volatility 268.4% and expected term of three years.

•	For the year ended March 31, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of three years.

•	For the year ended March 31, 2008: expected dividend yield 0%, risk-free interest rate of 3.3%, volatility of 67.41% and expected term of three years.

ADVERTISING
Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 8% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2010, 2009 and 2008 was $944,072, $475,167 and $470,671, respectively.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the years ended March 31, 2010, 2009 and 2008, these amounts totaled $45,146, $51,634 and $22,491, respectively.

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

INCOME TAXES
The Company follows the provisions in FASB ASC 740 "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

The Company also follows the provisions in FASB ASC 740, Accounting for Uncertainty in Income Taxes.  ASC 740 defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return.  As of March 31, 2010 this position did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2010 and March 31, 2009, The Singing Machine had gross deferred tax assets of approximately $4.1 million and $3.1 million, respectively, against which the Company recorded valuation allowances totaling approximately $4.1 million and $3.1 million, respectively.

As of March 31, 2010 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2007 through March 31, 2009.

LONG-LIVED ASSETS
The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with FASB ASC 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets."

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful lives using accelerated and straight-line methods.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.   Cash and cash equivalent balances at March 31, 2010 and March 31, 2009 were $865,777 and $957,163, respectively.

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

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

 The adoption of ASC 855 did not have any impact on our consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2010	2009

Finished Goods	$3,153,917	$5,475,056
Less: Inventory Reserve	(349,069)	(745,389)

Total Inventories	$2,804,848	$4,729,667

 Inventory consigned to a distribution center at March 31, 2010 and March 31, 2009 was $353,557 and $352,214, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On June 8, 2010 and subsequent to our fiscal year end, the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of the financial statement date of issue, the Company had an outstanding balance of approximately $232,224 in short term borrowings against the accounts payable financing facility and $0 amount due under the accounts receivable factoring facility.  Our parent company, The Starlight Group, has committed to provide bridge financing until the Company secures a new financing facility.

The factoring facility was established on August 28, 2008, pursuant to a three-party Banking Facility agreement between the Company’s wholly owned subsidiary SMC (Commercial Offshore De Macau) Limitada (“Borrower”), DBS Bank (Hong Kong) Limited (“Lender”) and Branch Banking and Trust Company (“BB&T” or “Factor”).   The agreement was comprised of three facilities including a maximum of $7.0 million on 80% of qualified accounts receivable, a maximum letter of credit facility of $4.0 million for accounts payable financing and a maximum of $2.0 million for the negotiation of export bills under letter of credit.

Under the factor agreement, the Factor assumed credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company assumed the credit risk (client risk accounts).  The factoring fees were .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of March 31, 2010 there was a total of $1,462,525 of open accounts receivable assigned to the Factor.  The Company assumed credit risk (recourse) in the amount of $83,276.  Credit risk on the remaining factor assigned receivables in the amount of $1,379,249 was assumed by the Factor (non-recourse). As of March 31, 2010 and 2009 there were outstanding amounts due from BB&T of $14,987 and $73,854 respectively.  These amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS bank.  As of March 31, 2010 and 2009 the outstanding amount under the factoring facility with DBS Bank was $619,567 and $799,112 respectively. This amount represents advances made by the Bank on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2010	2009

Computer and office equipment	5 years	$660,948	$652,235
Furniture and fixtures	5-7 years	217,875	220,315
Leasehold improvement	*	151,503	153,993
Warehouse equipment	7 years	101,521	86,599
Molds and tooling	3-5 years	1,820,106	1,552,465
		2,951,953	2,665,607

Less: Accumulated depreciation and amortization		(2,214,987)	(1,778,837)
		$736,966	$886,770

* Shorter of remaining term of lease or useful life
Depreciation and amortization for fiscal years ended 2010, 2009, and 2008 was $439,432, $459,354, and $311,273, respectively.

NOTE 6 – DUE TO RELATED PARTIES, NET

As of March 31, 2010 the Company had $3,033,801 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Macao Commercial Offshore Ltd in the amount of $2,441,055, trade payables for consumer electronic product of $440,608 due to Cosmo, and $431,653 due to Starlight R&D, LTD for tooling and tooling modifications. These amounts were offset by net trade receivables of $279,515 from other Starlight Group affiliates.

As of March 31, 2009 the Company had $1,498,391 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Macao Commercial Offshore Ltd in the amount of $1,580,601, offset by net accounts receivable of $61,060 from other Starlight Group affiliates and trade receivables of $21,150 from Cosmo.
.
NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 – FINANCING

As of March 31, 2010 and March 31, 2009 the Company owed DBS Bank $1,091,828 and $0 respectively pursuant to an accounts payable financing facility. The proceeds were used to pay China manufacturing vendors. The accounts payable facility loans are secured with corporate guarantees from the Company as well as a guarantee from Starlight and bear interest at 1.75%. The amounts are due to DBS Bank as follows:

Amount	Due Date	Interest Rate
$ 290,629	28-Apr-10	1.75%
$ 102,181	4-May-10	1.75%
$ 232,224	10-May-10	1.75%
$ 25,914	13-May-10	1.75%
$ 74,131	13-May-10	1.75%
$ 37,908	9-Jun-10	1.75%
$ 232,224	24-Jun-10	1.75%
$ 96,617	27-May-10	1.75%
$ 1,091,828

This accounts payable financing facility is pursuant to a three-party Banking Facility agreement between the Macau Subsidiary (“Borrower”), DBS Bank (Hong Kong) Limited (“Lender”) and BB&T (“Factor”) executed on August 28,2008. The agreement provided for credit facilities to a maximum of $13.0 million consisting of the following:

•	Maximum of $7.0 million on 80% of qualified accounts receivable.
•	Maximum letter of credit facility of $4.0 million for accounts payable financing.
•	Maximum $2.0 million negotiation of export bills under letter of credit.

Interest on letter of credit facilities and discounting charges on accounts receivable advances will be charged at a rate of 1.5% per annum over LIBOR (London Interbank Offered Rate).  The credit facility is secured with corporate guarantees from the Company as well as a $2.0 million guarantee from Starlight International Holdings Limited, a related party. This agreement replaced a previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT.

On June 8, 2010 and subsequent to our fiscal year end, the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of issuing date of the financial statements, the Company was not delinquent on any payments for amounts due on this facility.  Our parent company, The Starlight Group, has committed to providing bridge financing as the Company seeks replacement financing.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

MGA ENTERTAINMENT, INC. v. THE SINGING MACHINE COMPANY, INC. (SUPERIOR COURT OF THE STATE OF CALIFORNIA COUNTY OF LOS ANGELES – CENTRAL, CASE NO. BC436007)

On May 10, 2006, we entered into a two-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of karaoke products based on MGA's BRATZ™ franchise. These karaoke products include a TFT DVD karaoke system, sing-a-long cassette players, deluxe microphones, electronic keyboards and an electronic drum.  The license agreement contains a minimum guarantee payment term.  This licensing agreement expired on December 31, 2009.

On November 21, 2006 we also entered into a three-year license agreement with MGA Entertainment, Inc. to produce and distribute a variety of consumer electronic products based on MGA's BRATZ™ franchise. These consumer electronic products include boom boxes, clock radios and portable DVDs. The license agreement contains a minimum guarantee payment term.  This licensing agreement expired on December 31, 2009.

As of March 31, 2010 the total amount due to MGA Entertainment, Inc. was $304,216.  This amount includes:  $62,216 of additional royalties due in excess of guaranteed minimum advances on the karaoke products licensing agreement and $242,000 for guaranteed minimum advances on the consumer electronic agreement. These amounts have not been included in the consolidated financial statements since it would be considered a “gross-up” of the balance sheet.  The amounts due have not been paid due to litigation between Mattel Inc. and MGA Entertainment Inc. wherein Mattel has legally challenged MGA’s trademark rights to the BRATZ™ franchise. On July 17, 2008 Mattel was awarded a jury verdict in the Central District of California.

MGA Entertainment, Inc. (MGA) filed an action against the Company on April 16, 2010 alleging breach of contract, breach of implied covenant of good faith and fair dealing, and conversion claims relating to the above two licensing agreements.

The Company has responded to the above captioned case and has removed the case to federal court, case no. CV 10-03761 DOC (RNBX). Based upon legal opinion from outside Counsel, the Company believes it has defenses to the claims raised by MGA. However, at the time of this filing, the case is still in early stages of litigation and the outcome is unknown. The Company is also contemplating pursuit of counter-claims against MGA.

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

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service (IRS) notified International SMC (HK) Limited (“ISMC (HK)”), a former foreign subsidiary, of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125.  ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”).  The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters.  On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company.  In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the years ended March 31, 2010, 2009 and 2008 was $864,523, $961,226and $201,270, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2010 are as follows:

	Property Leases	Equipment Leases
For period ending

2011	$732,616	$5,717
2012	675,460	-
2013	671,044	-
2014	57,384	-
2015 and beyond	-	-
	$2,136,504	$5,717

The above property lease payments are gross payments which are not net of supplemental sublease fees we receive.  During fiscal years 2010, 2009 and 2008 the Company received fees of approximately $45,000, $45,000 and $543,000 respectively, for sublease of warehouse space and warehousing services provided to affiliated entities out of its California warehouse.

Such fees have been offset against rent expense in the consolidated statements of operations.

NOTE 10 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2010, 2009, and 2008, the Company issued the following common stock shares:

2010:

On September 25, 2009 the Company issued 136,362 shares of its common stock to our Board of Directors at $.11 per share, pursuant to our annual director compensation plan.

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

For the years ended March 31, 2010, 2009 and 2008, common stock equivalents to purchase 1,836,710, 3,209,965 and 2,544,824 shares of stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2010, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of March 31, 2010, the Company had 870,775 options available to be granted under the 2001 Plan. As of March 31, 2010, the Company had 343,050 options available to be granted under the 1994 Plan.

The Company adopted ASC 713-10 for the reporting periods ending after June 15, 2005 and thereafter has recognized the fair value of the stock option as part of the selling, general and administration expense. Accordingly, no compensation cost has been recognized for options issued under the Plan in periods prior to June 15, 2005. A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,133,215	$0.64	1,247,815	$1.25	1,382,890	$1.26
Granted	60,000	$0.11	420,000	$0.13	120,000	$0.45
Exercised	-	-	-	-	(147,515)	$0.33
Forfeited	(546,505)	$0.53	(534,600)	$1.90	(107,560)	$1.27
Balance at end of period	646,710	$0.56	1,133,215	$0.58	1,247,815	$1.25

Options exercisable at end of period	586,710	$0.62	709,965	$0.83	1,029,296	$1.44

The following table summarizes information about employee stock options outstanding at March 31, 2010:

Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$.03 - $.77	589,000	6.87	$0.41	529,000	$0.45
$.93 - $9.00	57,710	4.02	$2.11	57,710	$2.11
	646,710			586,710

Prior to April 1, 2005, in accordance with ASC 713-10, for options issued to employees, the Company applied the intrinsic value method.

STOCK WARRANTS

As of March 31, 2010, the Company had a total of 1,250,000 stock purchase warrants outstanding. The exercise price of these warrants is $0.35 with an expiration date of July 26, 2010.

NOTE 11 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2010, 2009 and 2008, the Macau Subsidiary recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation.  As of March 31, 2010, 2009 and 2008, The Singing Machine had net deferred tax assets of approximately $4.1 million, $3.1 million, and $2.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $4.1 million, $3.1 million, and $2.5 million, respectively.

The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2010, 2009, and 2008:

	2010	2009	2008

Current:
U.S. Federal	$(999,213)	$(878,241)	$9,181
State	(96,851)	(77,918)	944
Deferred	1,096,064	992,811	(10,125)
	$-	$36,652	$-

The United States and foreign components of income (loss) before income taxes are as follows:

	2010	2009	2008

United States	$(2,938,861)	$(2,583,061)	$27,002
Foreign	(111,226)	428,498	(25,290)
	$(3,050,087)	$(2,154,563)	$1,712

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2010, 2009, and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2010	2009	2008

Expected tax (benefit) expense	$(1,037,030)	$(732,551)	$582
State income taxes, net of Federal income tax benefit	(96,852)	(77,919)	943
Permanent differences	3,430	6,447	5,829
Change in valuation allowance	983,094	652,738	(194,062)
Tax rate differential on foreign earnings	37,817	(145,689)	8,600
Other	109,541	333,627	178,108
Actual tax (benefit) expense	-	$36,652	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2010	2009	2008

Deferred tax assets:
Federal net operating loss carryforward	2,822,902	1,616,816	$1,490,139
State net operating loss carryforward	606,284	509,378	518,077
AMT credit carryforward	70,090	70,090	70,090
Inventory differences	263,103	445,109	169,382
Allowance for doubtful accounts	63,038	89,073	41,105
Reserve for sales returns	42,061	97,933	74,056
Charitable contributions	60,700	60,700	60,700
Accrued Vacation	12,385	12,568	-
Depreciation and amortization	149,478	197,614	-
Amortization of reorganization intangible	22,993	30,658	53,652
Total deferred tax assets	4,113,034	3,129,940	2,477,201

Net deferred tax assets before valuation allowance	4,113,034	3,129,940	2,477,201
Valuation allowance	(4,113,034)	(3,129,940)	(2,477,201)
Net deferred tax assets	$-	$-	$-

At March 31, 2010, the Company has federal tax net operating loss carry forwards in the amount of approximately $8.3 million, which expire beginning in the year 2023.  In addition, state tax net operating loss carry forwards in the amount of approximately $6.4 million expire beginning in 2013. The Company is no longer subject to income tax examinations for fiscal years before 2007.

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary and Hong Kong Subsidiary, until its date of sale. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
		March 31,

	2010	2009	2008

North America	$18,512,225	$26,154,402	$27,085,841
Europe	2,740,842	4,813,309	6,314,126
Others	24,303	812,998	667,904
	$21,277,370	$31,780,709	$34,067,871

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2010, 2009, and 2008 totaled $15,749, $17,825 and $21,674, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2010, 57% of accounts receivable were due from two customers in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 42% and 15% at March 31, 2010.  Accounts receivable from customers that individually owed over 10% of total accounts receivable was 55% 15% and 11% at March 31, 2009. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2010, 2009, and 2008 were 74%, 61% and 62% of total revenues, respectively. Revenues derived from top three customers in 2010, 2009 and 2008 as percentage of the total revenue were 28%, 17% and 13%; 21%, 18% and 10%; and 22%, 11% and 11%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Hong Kong and Macau Subsidiaries aggregated $3.6 million in 2010, $17.1 million in 2009 and $17.3 million in 2008.

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

During fiscal years 2010, 2009, and 2008, manufacturers in the People's Republic of China ("China") accounted for approximately 99%, 99% and 99%; respectively of the Company's total product purchases, including all of the Company's hardware purchases.

The Company primary relied on DBS Bank to finance its accounts receivable for Fiscal 2010. Due to the subsequent loss of the factoring facility we will be reliant on our parent company, The Starlight Group, to provide bridge financing until a replacement factoring agreement is secured.  Any change in the ability of The Starlight Group to provide financing or the company’s inability to secure a replacement factoring agreement could adversely affect our ability to pay vendors and receive product to fill customer orders.

NOTE 15 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2010, 2009, and 2008 are set forth in the following table:

	Sales	Gross Profit	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
	(In thousands)	(In thousands)	(In thousands)
2010
First quarter	$814	$(286)	$(1,553)	$(0.04)	$(0.04)
Second quarter	6,991	1,384	(313)	(0.01)	(0.01)
Third quarter	11,976	2,994	247	0.01	0.01
Fourth quarter	1,496	(196)	4,670	(0.04)	(0.04)
Fiscal Year 2009	$21,277	$3,896	$3,051	$(0.08)	$(0.08)

2009
First quarter	$1,770	$203	$(1,050)	$(0.03)	$(0.03)
Second quarter	12,616	2,021	103	-	-
Third quarter	16,612	3,772	464	0.01	0.01
Fourth quarter	783	(52)	(1,708)	(0.03)	(0.03)
Fiscal Year 2009	$31,781	$5,944	$(2,191)	$(0.07)	$(0.07)

2008
First quarter	$2,446	$339	$(852)	$(0.03)	$(0.03)
Second quarter	16,108	3,193	1,054	0.04	0.03
Third quarter	13,784	3,747	767	0.03	0.03
Fourth quarter	1,730	400	(967)	(0.03)	(0.03)
Fiscal Year 2008	$34,068	$7,679	$2	$-	$-

NOTE 16 – RELATED PARTY TRANSACTIONS

TRADE

On August 1 2009, our subsidiary SMC-L entered into a service and logistics agreement with Starlite Consumer Electronics (USA), Inc. (“Starlite USA”), an indirect wholly-owned subsidiary of Starlight International, and Cosmo to provide logistics, fulfillment, and warehousing services for Starlite USA and Cosmo, domestic sales.  For these services, Starlite USA and Cosmo have agreed to pay the Company an annual service fee of $1,000,000 payable monthly beginning August 1, 2009. This agreement generated approximately $667,000 for Fiscal 2010 and is projected to generate $333,000 in fees for Fiscal 2011. These amounts were used to offset logistics expenses for the warehouse and are shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.  This agreement terminates on July 31, 2010 at which time another annual agreement is expected to be signed for approximately the same amount.

During Fiscal 2010 the Company sold approximately $877,000 of product to Cosmo at discounted pricing granted to major distributors.  The average gross profit margin on sales to Cosmo yielded 10.6% as compared to an overall gross profit margin of 18.7%.  Cosmo is the Company’s primary distributor of its products to Canada. This amount was included as a component of cost of goods sold in the accompanying Consolidated Statements of Operations.

The Company purchased product from a vendor in China that is also a 10% shareholder. The Company purchased $515,266 and $12,385,799 during Fiscals 2010 and 2009 respectively and owed them $200,000 and $1,475,046 as of March 31, 2010 and 2009, respectively.

On May 23, 2008, SMC-L entered into a service and logistics agreement with affiliates Starlight and Cosmo to provide logistics, fulfillment, and warehousing services for Starlight and Cosmo’s domestic sales. The agreement expired on June 30, 2009. The Agreement generated approximately $800,000 for fiscal year 2009 and $300,000 for fiscal year 2010.  These amounts were used to offset logistics expenses for the warehouse and are shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.

The Company purchased products from Starlight Marketing Macao Commercial Offshore Limited (“Starlight Macao”), an indirect wholly-owned subsidiary of Starlight International. The purchases from Starlight Macao for Fiscal 2010 and Fiscal 2009 were $4,716,956 and $10,170,825, respectively. In addition, the Company also purchased molds and tooling from Starlight R&D, an indirect wholly-owned subsidiary of Starlight International, in the amount of $252,900 and $235,000 in Fiscal 2010 and Fiscal 2009, respectively, which are included in Property and Equipment in the accompanying Consolidated Balance Sheets.

On August 1, 2006, our subsidiary SMC Macao entered into a service agreement with Star Light Electronics Company Limited, an indirect wholly-owned subsidiary of Starlight International, to provide shipping and engineering services to us for a fee of $25,000 per month.  This amount increased to $29,000 per month effective July 1, 2008 however, due to a decrease in services provided to us in Fiscal 2009, the fee was temporarily reduced for a period of time. Effective July 1, 2009 this amount was permanently reduced to $14,000 per month. For Fiscal 2010 and Fiscal 2009, this service charge was $216,000 and $261,000, respectively, and is included in the general and administrative expenses in the accompanying Consolidated Statements of Operations.

In addition, on October 1, 2006 the Company entered into a warehouse services agreement with Starlight Industrial Holding LTD, to provide them with warehousing services at the Company’s California warehouse at a monthly service charge of $26,000.  In May 2008, that amount was increased to $39,000 per month. This amount was used to offset logistics expenses for the warehouse and is shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.  This agreement was terminated on June 30, 2009.

NOTE 17 – SUBSEQUENT EVENTS

MGA Entertainment, Inc. (MGA) filed an action against the Company on April 16, 2010 alleging breach of contract, breach of implied covenant of good faith and fair dealing, and conversion claims relating to two licensing agreements between the parties entered into on May 10, 2006 and November 21, 2006. The two licensing agreements involved the manufacture, distribution and marketing of “Bratz” branded merchandise. At the time of this filing, the case is still in early stages of litigation and the outcome is unknown, however at this time management is confident that MGA’s claims are without merit.  Reference Note 9 “Commitments and Contingencies” for additional information regarding the MGA matter.

On June 8, 2010 the Company was notified by DBS Bank (“DBS”) that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of issuing date of the financial statements, the Company had an outstanding balance due of approximately $232,224 in short term borrowings against the accounts payable financing facility and $0 amount due under the accounts receivable factoring facility.  As of the date of this filing, the Company was in default of the outstanding balance due to DBS in the amount of $232,224 which was due on June 24, 2010.  The Company proposed a payment plan wherein DBS would use the proceeds from the factored receivables remaining with DBS to apply against the remaining balance when these receivables are collected.  As the amount due on the factoring facility is $0 and the uncollected factored receivables remaining with DBS exceed the amount of outstanding debt, DBS has agreed to accept the Company’s payment plan.  As of the filing date, this debt to DBS has been paid in full.

We evaluated the effects of all subsequent events from the end of the fiscal year ended March 31, 2010 through July 14, 2010, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").  Except as noted, there are no additional events requiring disclosure as per FASB ASC 855, Subsequent Events (“ASC 855”).

SUPPLEMENTAL DATA
SCHEDULE II

	Balance at	Charged to		Credited to	Balance at
	Beginning of	Costs and	Reduction to Allowance	Costs and	End of
Description	Period	Expenses	for Write off	Expenses	Period

Year ended March 31, 2010
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$261,980	$59,085	$(135,658)	$-	$185,407
Deferred tax valuation allowance	$3,129,940	$983,094	$-	$-	$4,113,034
Inventory reserve	$745,388	$376,855	$(773,174)	$-	$349,069

Year ended March 31, 2009
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$120,899	$197,178	$(70,058)	$13,961	$261,980
Deferred tax valuation allowance	$2,477,202	$689,390	$(36,652)	$-	$3,129,940
Inventory reserve	$497,984	$700,709	$(316,734)	$(136,571)	$745,388

Year ended March 31, 2008
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$61,824	$112,390	$(53,315)	$-	$120,899
Deferred tax valuation allowance	$2,671,264	$123,910	$-	$(317,972)	$2,477,202
Inventory reserve	$198,848	$382,048	$-	$(82,911)	$497,984