Form 10-Q
period 2010-06-30
SINGING MACHINE CO INC
filed 2010-08-23
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,585,794 as of August 13, 2010

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2010(Unaudited) and
	March 31, 2010	3

	Consolidated Statements of Operations - Three
	months ended June 30, 2010 and 2009(Unaudited)	4

	Consolidated Statements of Cash Flows - Three months
	ended June 30, 2010 and 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements-
	June 30, 2010 (Unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 4T.	Controls and Procedures	16

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$282,060	$865,777
Accounts receivable, net of allowances of $207,557 and $185,407, respectively	1,444,981	983,791
Due from factor	147,427	14,987
Inventories,net	2,824,212	2,804,848
Prepaid expenses and other current assets	98,677	118,465
Total Current Assets	4,797,357	4,787,868

Property and Equipment, net	614,915	736,966
Other Non-Current Assets	164,644	164,644
Total Assets	$5,576,916	$5,689,478

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$1,663,443	$895,713
Due to related parties - net	3,523,895	3,033,801
Accrued expenses	192,239	227,257
Short-term loan - bank	280,533	1,091,828
Current portion of long-term financing obligation	18,186	18,186
Customer credits on account	703,353	742,009
Deferred gross profit on estimated returns	120,412	123,708
Total Current Liabilities	6,502,061	6,132,502

Long-term financing obligation, less current portion	1,516	4,547
Total Liabilities	6,503,577	6,137,049

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,585,794 and 37,585,794 shares issued and outstanding	375,857	375,857
Additional paid-in capital	19,099,096	19,098,726
Accumulated deficit	(20,401,614)	(19,922,154)
Total Shareholders' Deficit	(926,661)	(447,571)
Total Liabilities and Shareholders' Deficit	$5,576,916	$5,689,478

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended
	June 30, 2010	June 30, 2009

Net Sales	$2,091,627	$814,008

Cost of Goods Sold	1,515,734	1,099,630

Gross (Loss) Profit	575,893	(285,622)

Operating Expenses
Selling expenses	249,089	304,141
General and administrative expenses	675,576	860,254
Depreciation and amortization	122,052	99,752
Total Operating Expenses	1,046,717	1,264,147

Loss from Operations	(470,824)	(1,549,769)

Other Expenses
Interest expense	(8,636)	(3,268)

Net Loss	$(479,460)	$(1,553,037)

Loss per Common Share
Basic and Diluted	$(0.01)	$(0.04)

Weighted Average Common and Common
Equivalent Shares:
Basic and Diluted	37,585,794	37,449,432

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities
Net Loss	$(479,460)	$(1,553,037)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	122,052	99,751
Change in allowance for bad debts	22,150	65,313
Change due to lower of cost or market write-off	-	(181,142)
Stock compensation	370	3,939
Deferred gross profit on estimated sales returns	(3,296)	(214,914)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	50,590	950,861
Inventories	(19,364)	698,890
Prepaid expenses and other current assets	19,788	105,739
Increase (Decrease) in:
Accounts payable	767,730	(1,236,244)
Accounts payable - related party	264,341	(878,822)
Accrued expenses	(35,019)	(74,028)
Customer credits on account	(38,656)	735,545
Net cash provided by (used in) operating activities	671,226	(1,478,149)
Cash flows from investing activities
Purchase of property and equipment	-	(35,377)
Net cash used in investing activities	-	(35,377)
Cash flows from financing activities
(Retention by)borrowings from factor, net	(132,440)	69,850
Net payments pursuant to factoring facility	(533,929)	(635,731)
Net (repayment of) proceeds from short-term bank loan	(811,295)	1,742,140
Payments on long-term financing obligation	(3,031)	(3,031)
Net loan proceeds from related parties	225,752	-
Net cash (used in) provided by financing activities	(1,254,943)	1,173,228
Change in cash and cash equivalents	(583,717)	(340,298)

Cash and cash equivalents at beginning of period	865,777	957,163
Cash and cash equivalents at end of period	$282,060	$616,865

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$8,636	$3,268

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
June 30, 2010

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

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, Macau Subsidiary, SMC-L, SMC-M and The Singing Machine Holdings Ltd  All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

ACCOUNTS RECEIVABLE FACTORING

The Company’s factoring facility, which was canceled on June 8, 2010, only financed non-recourse accounts receivable.  Such receivables are considered to have been sold in accordance with Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 860-30, Transfers and Servicing Secured Borrowing and Collateral.  Accordingly, advances received pursuant to the factoring facility have been netted against the accounts receivable on the accompanying consolidated balance sheet for March 31, 2010.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions.  The amounts at June 30, 2010 and March 31, 2010 are $139,596 and $734,908, respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.  As of June 30, 2010 and March 31, 2010 there were no amounts in United States bank accounts that were uninsured.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions FASB ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity (“ASC718-20”) starting on January 1, 2006.  ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20   The Company continues to use the Black-Scholes option valuation model to value stock options.  For the three months ended June 30, 2010 and June 30, 2009, the stock option expense was $370 and $3,939 respectively.     Employee stock option compensation expense in fiscal years 2011 and 2010 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended June 30, 2010, the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the three months ended June 30, 2010: expected dividend yield 0%, risk-free interest rate of 0.41%, volatility 268.4% and expected term of three years.

•	For the three months ended June 30, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the purchase. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2010 and 2009 was $110,212 and $64,599, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations.  For the three months ended June 30, 2010 and 2009, these amounts totaled $7,000 and $43,495, respectively.

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

SUBSEQUENT EVENTS

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

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740 10-25, Accounting for Uncertainty in Income Taxes which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return.  As of June 30, 2010 this position did not result in any adjustment to the Company’s provision for income taxes.

As of June 30, 2010 and March 31, 2010, The Singing Machine had gross deferred tax assets of approximately $4.3 million and $4.0 million, respectively, against which the Company recorded valuation allowances totaling approximately $4.3 million and $4.0 million, respectively.

As of June 30, 2010 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2007 through March 31, 2010.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	June 30,	March 31,
	2010	2010
	(unaudited)

Finished Goods	$2,704,902	$3,153,917
Inventory in Transit	468,379	-
Less: Inventory Reserve	(349,069)	(349,069)

Net Inventories	$2,824,212	$2,804,848

Inventory consigned to customers at June 30, 2010 and March 31, 2010 were $353,557 and $353,557, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING FACILITY

On June 8, 2010 the Company was notified by DBS Bank (Hong Kong) Limited (“DBS” or “Lender”) that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of the financial statement date of issue, the Company had no outstanding amounts due to DBS with respect to the financing facility.  Our parent company, The Starlight Group, has committed to provide bridge financing until the Company secures a new financing facility.

The factoring facility was established on August 28, 2008, pursuant to a three-party Banking Facility agreement between the Company’s wholly owned subsidiary SMC (Commercial Offshore De Macau) Limitada (“Borrower”), DBS and Branch Banking and Trust Company (“BB&T” or “Factor”).   The agreement was comprised of three facilities including a maximum of $7.0 million on 80% of qualified accounts receivable, a maximum letter of credit facility of $4.0 million for accounts payable financing and a maximum of $2.0 million for the negotiation of export bills under letter of credit.

Under the factor agreement, the Factor assumed credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company assumed the credit risk (client risk accounts).  The factoring fees were .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of June 30, 2010 there was a total of $85,638 of open accounts receivable assigned to the Factor.  The Company assumed credit risk (recourse) in the amount of $24,301.  Credit risk on the remaining factor assigned receivables in the amount of $61,337 was assumed by the Factor (non-recourse). As of June 30, 2010 and March 31, 2010 there were outstanding amounts due from BB&T of $20,881 and $14,987 respectively.    These amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS.  As of June 30, 2010 and March 31, 2010 there were outstanding amounts due from DBS in the amount of $126,546 and $0 respectively.    These amounts represent excess of customer payments received by DBS from non-assigned receivables that had yet to be transferred to the Company.   As of June 30, 2010 and March 31, 2010 the outstanding amount under the factoring facility with DBS was $0 and $619,567 respectively. This amount represents advances made by DBS on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet for March 31, 2010.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30	March 31,
	LIFE	2010	2010
		(unaudited)

Computer and office equipment	5 years	$660,948	$660,948
Furniture and fixtures	5-7 years	217,875	217,875
Leasehold improvements	*	151,503	151,503
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,820,106	1,820,106
		2,951,953	2,951,953

Less: Accumulated depreciation		(2,337,038)	(2,214,987)
		$614,915	$736,966

* Shorter of remaining term of lease or useful life

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 – FINANCING

As of June 30, 2010 and March 31, 2010 the Company owed DBS $280,533 and $1,091,828 respectively pursuant to an accounts payable financing facility. The proceeds were used to pay China manufacturing vendors. The accounts payable facility loans are secured with corporate guarantees from the Company as well as a guarantee from Starlight and bear interest at 2.6%. The amounts are due to DBS as follows:

Amount	Due Date	Interest Rate
$232,225	24-Jun-10	2.60%
$48,308	2-Aug-10	2.60%
$280,533

This accounts payable financing facility is pursuant to the three-party Banking Facility agreement discussed in Note 5.

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

On June 8, 2010 the Company was notified by DBS that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of issuing date of the financial statements, the Company did not have amounts due on this facility.  Our parent company, The Starlight Group, has committed to providing bridge financing as the Company seeks replacement financing.

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida and City of Industry, California. The leases expire at varying dates. Rent expense for the three months ended June 30, 2010 and 2009 was $212,835 and $225,557, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2010 are as follows:

	Property Leases	Equipment Leases
For period ending
June 30,

2011	$555,326	$4,075
2012	675,460	-
2013	671,044	-
2014	57,384	-
	$1,959,214	$4,075

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2010 and 2009, the Company did not issue any shares of its common stock.

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

For the three months ended June 30, 2010 and 2009, common stock equivalents to purchase 2,016,710 and 2,986,920 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2010, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of June 30, 2010 the Company granted 1,043,895 options under the Year 2001 Plan with 611,380 options still outstanding, leaving 906,105 options available to be granted.  There were no additional stock options issued during the three months ended June 30, 2010.

STOCK WARRANTS

As of June 30 2010, the Company had a total of 1,250,000 stock purchase warrants outstanding. The exercise price of these warrants is $0.35. The expiration date of these warrants was July 26, 2010.  Subsequently these warrants were not exercised and have expired.

NOTE 11 - GEOGRAPHICAL INFORMATION

During the three months ended June 30, 2010 and June 30, 2009 total sales of $2,091,627 and $814,008 respectively were all made to North American customers. The geographic area of sales is based primarily on the location where the product is delivered.

 NOTE 12 – DUE TO RELATED PARTIES, NET

As of June 30, 2010 and March 31, 2010 the Company had amounts due to related parties in the amounts of $3,523,895 and $3,033,801, respectively consisting primarily of non-interest bearing trade payables and expenses due to Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the first quarter ended June 30, 2010 the Company sold approximately $179,000 to Starlight Electronics at discounted pricing granted to major distributors.  The average gross profit margin on sales to Starlight Electronics yielded 8% as compared to an overall gross profit margin of 27.5%. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. This amount was included as a component of cost of goods sold in the accompanying Consolidated Statements of Operations.

During the first quarter ended June 30, 2009 the Company sold approximately $94,000 to Cosmo at discounted pricing granted to major distributors.  The average gross profit margin on sales Cosmo yielded 12.4%.

The Company purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight Marketing Macao for the three month period ended June 30, 2010 and 2009 were $208,080 and $0, respectively.

NOTE 14 – SUBSEQUENT EVENTS

 We evaluated the effects of all subsequent events from June 30, 2010 through August 23, 2010, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").  There were no events to report during this evaluation period.

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

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Costco, Kohl's, J.C. Penney, Toys R Us, and Wal-Mart. Our business has historically been subject to significant seasonal fluctuations causing our revenues to vary from period to period and between the same periods in different fiscal years. Thus, it may be difficult for an investor to project our results of operations for any given future period.  We are uncertain of how significantly our business will be harmed by a prolonged economic recession but, we anticipate that continued contraction of consumer spending will negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2010 and 2009.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For three months ended
	June 30, 2010	June 30, 2009

Net Sales	100.0%	100.0%

Cost of Goods Sold	72.5%	135.1%

Gross Profit	27.5%	-35.1%

Operating Expenses
Selling expenses	11.9%	37.4%
General and administrative expenses	32.3%	105.7%
Depreciation and amortization	5.8%	12.3%

Total Operating Expenses	50.0%	155.3%

Income from Operations	-22.6%	-190.4%

Other Income (Expenses)
Interest expense	-0.4%	-0.4%

Net Other Expenses (Income)	-0.4%	-0.4%

Net Income	-22.9%	-190.8%

QUARTER ENDED JUNE 30, 2010 COMPARED TO THE QUARTER ENDED JUNE 30, 2009

NET SALES

Net sales for the quarter ended June 30, 2010 increased to $2,091,627 from $814,008, an increase of $1,277,619 as compared to the same period ended June 30, 2010. This increase in sales is primarily due to increased product demand from Toys ‘R’ US and WalMart which accounted for 70% of the increase.  The remaining increase was primarily due to other domestic retail account committing to earlier deliveries than in the previous year.

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2010 increased to $575,893 from $(285,622), representing an increase of $861,515 as compared to the same period in the prior year.    We did not have any one-time pricing allowances during the quarter ended June 30, 2010 as compared to one-time pricing allowances of $235,440 for defective product granted during the same quarter ended June 30, 2009.  In addition, we did not recognize any significant inventory adjustments during the quarter ended June 30, 2010 compared to the same period in the prior year where we recognized a $181,142 one-time charge to adjust certain Bratz licensed products and musical instruments to lower of cost or market. The remainder of the increase was due to the increase in sales volume from the first quarter ended June 30, 2010 compared to the first quarter ended June 30, 2009. As a percentage of revenues, our gross profit for the three months ended June 30, 2010 increased to 27.5% from (35.1%) for the same period in 2010. The increase in gross profit as a percentage of revenues was primarily due to sales price increases in excess of product cost increases, lack of international business that normally yields lower margins than domestic sales and the absence of one-time charges of $416,582 that were recognized during the same period of the prior year.

OPERATING EXPENSES

For the quarter ended June 30, 2010, total operating expenses decreased to $1,046,717.  This represents a decrease of $217,430 from the same period’s quarter ended total operating expenses of $1,264,147. This decrease was primarily due our continued efforts to reduce administrative overhead and decrease selling expenses especially in the area of outbound freight costs.

Factors contributing to the decrease in operating expenses are as follows:

1) Selling expenses decreased $55,042 which was primarily due to a decrease in inbound defective return freight as well as a decrease in outbound freight as a major customer has contractually agreed to pay for delivery freight.

2) General and administrative expenses decreased $184,678 which was primarily due a decrease of approximately $144,000 in compensation expenses from reductions in the workforce, reduced travel of approximately $24,000 and a reduction in related party service charges of $45,000.  These expense reductions were somewhat offset by an increase of $22,300 in depreciation expense primarily related to molds and tooling purchased in the prior year.

LOSS FROM OPERATIONS

Loss from operations decreased $1,078,945 this quarter, to $470,824 for the three months ended June 30, 2010 compared to net loss from operations of $1,549,769 for the same period ended June 30, 2009. The decrease was due to a combination of increased sales, strong domestic sales mix, absence of one-time charges and reduction of operating expenses discussed above.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) increased to $8,636 from $3,268 for the same period a year ago. The increase in interest expense was due to the increase in the DBS Bank accounts payable financing facility utilized compared to the same period in the prior year.

INCOME TAXES

For the three months ended June 30, 2010 and June 30, 2009 the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.

NET LOSS

For the three months ended June 30, 2010 net loss decreased to $479,460 compared to net loss of $1,553,037 for the same period a year ago. The decrease of net loss was a combination of increased sales, strong domestic sales mix, absence of one-time charges and reduction of operating expenses compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, Singing Machine had cash on hand of $282,060 as compared to cash on hand of $616,865 as of June 30, 2009. We had working capital deficit of $1,704,704 as of June 30, 2010.

Net cash provided by operating activities was $671,226 for the three months ended June 30, 2010, as compared to $1,478,149 used in operating activities the same period a year ago.  The increase in net cash provided was primarily a result of the increase in trade and related party accounts payable for inventory shipments commencing earlier than the prior year and increased reliance on vendor credit to pay the outstanding balances due on the DBS financing facilities that were withdrawn.

Net cash provided by investing activities for the three months ended June 30, 2010 was $0 as compared to $35,377 used by investing activities for the same period ended a year ago.  This decrease was caused primarily by limiting the amounts of capital expenditures for the current fiscal year.

Net cash used by financing activities was $1,254,943 for the three months ended June 30, 2010, as compared to $1,173,228 provided by financing activities for the same period ended a year ago.  The increase in cash used by financing activities primarily relates to the notification from DBS Bank that our financing facilities were to be withdrawn upon receipt of all amounts due on the facility.  The Company relied on vendor and related party trade payable financing to pay down the amounts due on the financing facility until a new financing facility is arranged. As of the date of filing of these financial statements there were no amounts remaining due to DBS Bank.

As of June 30, 2010, our unrestricted cash on hand was $282,060. Our average monthly general and administrative expenses are approximately $250,000. We expect that we will require approximately $1.5 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Raising additional working capital;
•	Collecting our existing accounts receivable;
•	Selling existing inventory;

•	Vendor financing;
•	Borrowing from factoring bank;
•	Short term loans from our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related parties.

Our sources of cash for working capital in the long term, 12 months and beyond are essentially the same as our sources during the short term. We are actively seeking additional financing facilities and capital investments to maintain and grow our business.  If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and to continue as a going concern.

On June 8, 2010 the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities.   The Company is actively pursuing replacement financing facilities and is in negotiations for an accounts receivable factoring facility with several US based factoring companies. Our parent company, The Starlight Group, has committed to provide bridge financing until new facilities have been found.

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate returns and maintain the appropriate level of inventory. We believe that we have proper return reserves to cover potential returns based on historical return ratios and information available from the customers.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 89.0% and 92.0% of net sales in fiscal 2010 and 2009 respectively.

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

(b) Changes in Internal Controls. We reported certain material weaknesses in our internal controls over financial reporting in our annual report on Form 10-K for the year ended March 31, 2010.  The Company is still in the process of addressing these material weaknesses and will continue to update the Exchange as to our remediation progress.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Gary Atkinson, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

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

Date: August 23, 2010
	By:	/s/ Gary Atkinson
Gary Atkinson
Interim Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer