Form 10-Q
period 2010-09-30
SINGING MACHINE CO INC
filed 2010-11-12
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,835,793 as of November 12, 2010

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$1,094,647	$865,777
Accounts receivable, net of allowances of $208,638 and
$185,407, respectively	4,106,769	983,791
Due from factor	-	14,987
Inventories,net	4,665,720	2,804,848
Prepaid expenses and other current assets	82,522	118,465
Total Current Assets	9,949,658	4,787,868

Property and equipment, net	495,198	736,966
Other non-current assets	164,677	164,644
Total Assets	$10,609,533	$5,689,478

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$4,405,272	$895,713
Due to related parties, net	5,671,181	3,033,801
Accrued expenses	485,217	227,257
Short-term loan - bank	-	1,091,828
Current portion of long-term financing obligation	13,640	18,186
Customer credits on account	351,903	742,009
Deferred gross profit on estimated returns	309,459	123,708
Total Current Liabilities	11,236,672	6,132,502

Long-term financing obligation, less current portion	-	4,547
Total Liabilities	11,236,672	6,137,049

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,835,793 and 37,585,794 shares issued and outstanding	378,357	375,857
Additional paid-in capital	19,104,465	19,098,726
Accumulated deficit	(20,109,961)	(19,922,154)
Total Shareholders' Deficit	(627,139)	(447,571)
Total Liabilities and Shareholders' Deficit	$10,609,533	$5,689,478

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net Sales	$8,357,672	$6,991,372	$10,449,299	$7,805,380

Cost of Goods Sold	6,664,996	5,607,768	8,180,730	6,707,398

Gross Profit	1,692,676	1,383,604	2,268,569	1,097,982

Operating Expenses
Selling expenses	644,921	636,031	894,010	940,172
General and administrative expenses	634,033	930,353	1,309,609	1,790,607
Depreciation and amortization	119,716	102,513	241,768	202,265
Total Operating Expenses	1,398,670	1,668,897	2,445,387	2,933,044

Income (Loss) from Operations	294,006	(285,293)	(176,818)	(1,835,062)

Other Expenses
Interest expense	(2,353)	(27,683)	(10,989)	(30,951)

Net Income (Loss)	$291,653	$(312,976)	$(187,807)	$(1,866,013)

Income (Loss) per Common Share
Basic and Diluted	$0.01	$(0.01)	$(0.00)	$(0.05)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,668,211	37,449,332	37,627,003	37,449,332

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net Loss	$(187,807)	$(1,866,013)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	241,768	202,265
Inventory reserve charge	-	191,179
Change in allowance for bad debts	23,231	91,736
Stock based compensation	8,239	7,938
Deferred gross profit on estimated returns	185,751	(156,854)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,526,642)	(3,084,916)
Inventories	(1,860,872)	(494,836)
Prepaid expenses and other current assets	35,943	122,882
Other non-current assets	(33)	(390)
Increase (Decrease) in:
Accounts payable	3,509,559	1,796,035
Accounts payable - related party	2,637,380	605,140
Accrued expenses	257,960	75,207
Customer credits on account	(390,106)	453,533
Net cash provided by (used in) operating activities	1,934,371	(2,057,094)
Cash flows from investing activities
Purchase of property and equipment	-	(38,377)
Disposal of property and equipment	-	1,648
Net cash used in investing activities	-	(36,729)
Cash flows from financing activities
Borrowings from factor, net	14,987	57,909
Net (repayments)proceeds pursuant to factoring facility	(619,567)	1,768,830
Net (repayments)proceeds from short-term bank loan	(1,091,828)	1,322,884
Payments on long-term financing obligation	(9,093)	(7,577)
Net cash (used in) provided by financing activities	(1,705,501)	3,142,046
Change in cash and cash equivalents	228,870	1,048,223

Cash and cash equivalents at beginning of period	865,777	957,163
Cash and cash equivalents at end of period	$1,094,647	$2,005,386

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$10,989	$30,951

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
September 30, 2010

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months and six months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

ACCOUNTS RECEIVABLE FACTORING.  The Company’s factoring facility, which was canceled on June 8, 2010, only financed non-recourse accounts receivable.  Such receivables were considered to have been sold in accordance with Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 860-30, Transfers and Servicing Secured Borrowing and Collateral.  Accordingly, advances received pursuant to the factoring facility have been netted against the accounts receivable on the accompanying consolidated balance sheet for March 31, 2010.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions.  The amounts at September 30, 2010 and March 31, 2010 are $664,648 and $734,908, respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.  As of September 30, 2010 and March 31, 2010 the amounts uninsured in United States banks was $179,999 and $0, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions FASB ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity (“ASC 718-20”) starting on January 1, 2006.  ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20   The Company continues to use the Black-Scholes option valuation model to value stock options.  For the three and six months ended September 30, 2010, the stock option expense was $369 and $739, respectively. For the three and six months ended September 30, 2009, the stock option expense was $3,936 and $7,938, respectively.  Employee stock option compensation expense in fiscal years 2010 and 2009 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

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

•	For the six months ended September 30, 2010: expected dividend yield 0%, risk-free interest rate of 0.41%, volatility 268.4% and expected term of three years.

•	For the six months ended September 30, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of one year.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the clients’ inventory purchases. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the six months ended September 30, 2010 and 2009 was $389,496 and $282,369, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations.  For the six months ended September 30, 2010 and 2009, these amounts totaled $15,025 and $39,762, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We have adopted FASB ASC 825, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740 10-25, Accounting for Uncertainty in Income Taxes, which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return.  As of September 30, 2010 this position did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2010 and March 31, 2010, The Singing Machine had gross deferred tax assets of approximately $4.1 million and $4.0 million, respectively, against which the Company recorded valuation allowances totaling approximately $4.1 million and $4.0 million, respectively.

As of September 30, 2010 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2007 through March 31, 2010.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	September 30,	March 31,
	2009	2009
	(unaudited)

Finished Goods	$4,412,342	$5,475,056
Inventory in Transit	1,557,550	-
Less: Inventory Reserve	(936,568)	(745,389)

Net Inventories	$5,033,324	$4,729,667

Inventory consigned to customers at September 30, 2010 and March 31, 2010 were $353,557 and $353,557, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING FACILITY

On June 8, 2010 the Company was notified by DBS Bank (Hong Kong) Limited (“DBS” or “Lender”) that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of September 30, 2010, the Company had no outstanding amounts due to DBS with respect to the financing facility.  Our parent company, The Starlight Group (“Starlight”), has committed to provide bridge financing until the Company secures a new financing facility.

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

Under the factor agreement, the Factor assumed credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company assumed the credit risk (client risk accounts).  The factoring fees were .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of September 30, 2010 there were no open accounts receivable assigned to the Factor.  As of September 30, 2010 and March 31, 2010 there were outstanding amounts due from BB&T of $0 and $14,987 respectively.    These amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS.  As of September 30, 2010and March 31, 2010 the outstanding amount under the factoring facility with DBS was $0 and $619,567 respectively. This amount represents advances made by DBS on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet for March 31, 2010.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2010	2010
		(unaudited)

Computer and office equipment	5 years	$660,948	$660,948
Furniture and fixtures	5-7 years	217,875	217,875
Leasehold improvements	*	151,503	151,503
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,820,106	1,820,106
		2,951,953	2,951,953

Less: Accumulated depreciation		(2,456,755)	(2,214,987)
		$495,198	$736,966

* Shorter of remaining term of lease or useful life

NOTE 7 - CUSTOMER CREDITS ON ACCOUNT

Customer credits on account represent customers that have received credits in excess of their accounts receivable balance. These balances were reclassified for financial statement purposes as current liabilities until paid or applied to future purchases.

NOTE 8 – FINANCING

As of September 30, 2010 and March 31, 2010 the Company owed DBS $0 and $1,091,828 respectively pursuant to an accounts payable financing facility. The proceeds were used to pay China manufacturing vendors. The accounts payable facility loans were secured with corporate guarantees from the Company as well as a guarantee from Starlight.

This accounts payable financing facility was pursuant to the three-party Banking Facility agreement discussed in Note 5.

Interest on letter of credit facilities and discounting charges on accounts receivable advances were charged at a rate of 1.5% per annum over LIBOR (London Interbank Offered Rate).  The credit facility was secured with corporate guarantees from the Company as well as a $2.0 million guarantee from Starlight International Holdings Limited, a related party. This agreement replaced a previous four-party agreement between the Company, Starlight Marketing Limited (a related party), Standard Chartered Bank (Hong Kong), Limited and CIT.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

MGA ENTERTAINMENT, INC. v. THE SINGING MACHINE COMPANY, INC. (CENTRAL DISTRICT COURT OF CALIFORNIA, CASE CV 10-03761 DOC (RNBX) )

MGA Entertainment, Inc. (“MGA”) filed an action against the Company on April 16, 2010 alleging breach of contract, breach of implied covenant of good faith and fair dealing, and conversion claims relating to two licensing agreements between the parties entered into on May 10, 2006 and November 21, 2006. The two licensing agreements involved the manufacture, distribution and marketing of “Bratz” branded merchandise.

The Company has responded to the above captioned case and has removed the case to federal court, case no. CV 10-03761 DOC (RNBX). Based upon legal opinion from outside Counsel, the Company believes it has defenses to the claims raised by MGA. However, at the time of this filing, the case is still in early stages of litigation and the outcome is unknown.

The Company has also filed a class-action lawsuit on behalf of itself and all similarly situated licensees against MGA in the Central District Court of California, case no. CV 10-4536-DOC(RNBX). The Company alleges breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws. Both pending cases between MGA and SMC were mutually stayed, pending the outcome of the Mattel and MGA litigation, however on October 26, 2010 the District Court re-opened both cases sua sponte.

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida and City of Industry, California. The leases expire at varying dates. Rent expense for the six months ended September 30, 2010 and 2009 was $401,138 and $439,717, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2010 are as follows:

	Property Leases	Equipment Leases
For year ending
September 30,

2011	$395,321	$2,416
2012	675,460	-
2013	671,044	-
2014	57,384	-
	$1,799,209	$2,416
.
NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the six months ended September 30, 2010 and 2009, the Company issued 249,999 and 0 shares of its common stock, respectively.

On August 31, 2010 the Company issued 249,999 shares of its common stock to our Board of Directors at $.03 per share, pursuant to our annual director compensation plan.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2010, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of September 30, 2010, the Company granted 1,043,895 options under the Year 2001 Plan with 611,380 options still outstanding, leaving 906,105 options available to be granted.  There were no additional stock options issued during the six months ended September 30, 2010. As of September 30, 2010, the Company has no options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and six months ended September 30, 2010 and 2009 were made by the Macau Subsidiary.  Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2010	2009	2010	2009

North America	$8,087,092	$5,302,263	10,178,719	$6,116,271
Europe	270,580	1,664,806	270,580	1,664,806
Others	-	24,303	-	24,303
	$8,357,672	$6,991,372	$10,449,299	$7,805,380

The geographic area of sales is based primarily on the location where the product is delivered.

 NOTE 12 – DUE TO RELATED PARTIES, NET

As of September 30, 2009 and March 31, 2009 the Company had amounts due to related parties in the amounts of $5,671,181 and $3,033,801, respectively, consisting primarily of non-interest bearing trade payables due to Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2010 and September 30, 2009 the Company sold approximately $1,219,000 and $0, respectively to Starlight Electronics at discounted pricing granted to direct import major distributors.  The average gross profit margin on sales to Starlight Electronics for the six months ended September 30, 2010 yielded 9%.   The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. This amount was included as a component of cost of goods sold in the accompanying consolidated statements of operations.

During the six months ended September 30, 2010 and September 30, 2009 the Company sold directly to Cosmo approximately $234,000 and $790,000, respectively  at a gross profit margin of 15.9% and 11.1%, respectively. Sales to Cosmo were at discounted pricing granted to major distributors shipped domestically with freight prepaid.  This amount was included as a component of cost of goods sold in the accompanying consolidated statements of operations.

The Company purchased products from Starlight Marketing Macao, a subsidiary of Starlight International Holding Ltd. The purchases from Starlight Marketing Macao for the six month period ended September 30, 2010 and 2009 were $3,764,672 and $1,982,868 respectively.

During the six month period ended September 30, 2010 and September 30, 2009 the Company purchased products from Cosmo in the amount of $182,013 and $328,429, respectively.

On August 1, 2010, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales.  The Company received $499,998 and $622,938 in service fees from these affiliates during the six months ended September 30, 2010 and September 30, 2009, respectively.  For the six months ended September 30, 2010 and 2009, the Company additionally received reimbursements from Cosmo in the amount of $42,965 and $62,305, respectively for expenses and salaries incurred by SMC Logistics on behalf of Cosmo.

NOTE 14 – SUBSEQUENT EVENTS

 We evaluated the effects of all subsequent events from the end of the second quarter ended September 30, 2010 through November 12, 2010, the date we filed our financial statements with the U.S. Securities and Exchange Commission. There were no events to report during this evaluation period.

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, (the “Singing Machine,” “we,” “us,” “our” or “the Company”) and our subsidiaries are primarily engaged in the design, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. The Company’s products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and Motown trademarks.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2010 and 2009.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	79.7%	80.2%	78.3%	85.9%

Gross Profit	20.3%	19.8%	21.7%	14.1%

Operating Expenses
Selling expenses	7.7%	9.1%	8.6%	12.0%
General and administrative expenses	7.6%	13.3%	12.5%	22.9%
Depreciation and amortization	1.4%	1.5%	2.3%	2.6%

Total Operating Expenses	16.7%	23.9%	23.4%	37.6%

Income (Loss) from Operations	3.5%	-4.1%	-1.7%	-23.5%

Other Income (Expenses)
Interest expense	0.0%	-0.4%	-0.1%	-0.4%

Net Other Expenses (Income)	0.0%	-0.4%	-0.1%	-0.4%

Net Income (Loss)	3.5%	-4.5%	-1.8%	-23.9%

QUARTER ENDED SEPTEMBER 30, 2010 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2009

NET SALES

Net sales for the quarter ended September 30, 2010 increased to $8,357,672 from $6,991,372, an increase of $1,366,300 as compared to the same period ended September 30, 2009. This increase in sales is primarily due to increased demand and earlier purchasing commitments from North American customers. For the quarter ended September 30, 2010 sales to international customers decreased by approximately $1,394,000 as European customers have excess inventory from the prior year to sell off during the current year.  The decrease in international customer sales was offset by $2,785,000 increase in domestic customers due to increased demand and earlier purchasing commitments compared to the same period in the prior year.

GROSS PROFIT

Our gross profit for the quarter ended September 30, 2010 increased to $1,692,676 from $1,383,604 an increase of $309,072 as compared to the same period in the prior year.  This increase is primarily due to the increase in revenue in the quarter as compared to the same quarter in the prior year.  As a percentage of revenues, our gross profit for the three months ended September 30, 2010 increased to 20.3% from 19.8% for the same period in 2009. The increase in gross profit as a percentage of revenues was primarily due to the higher mix of sales to North American customers which typically yields higher profit margins.

OPERATING EXPENSES

For the quarter ended September 30, 2010, total operating expenses decreased to $1,398,670.  This represents a decrease of $270,227 from the same period’s quarter ended total operating expenses of $1,668,897. This decrease was primarily due to general administrative expenses associated with expense reductions implemented by management at the beginning of the current fiscal year.

General and administrative expenses decreased $296,320 for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  The decrease was primarily due to an estimated $111,000 decrease in compensation expense and employee benefits due to reduction in workforce.  The remaining decrease was due to continued management efforts to reduce expenses commensurate with sales.

INCOME FROM OPERATIONS

Income from operations increased $579,299 this quarter, to $294,006 for the three months ended September 30, 2010 compared to a net loss from operations of $285,293 for the same period ended September 30, 2009.  Increased sales and gross profit accounted for approximately 53% of the improvement in income from operations while reductions in operating expenses accounted for the remaining 47%.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $2,353 from $27,683 for the same period a year ago. The decrease in interest expense was primarily due to the termination of our financing facilities with DBS bank without negotiating any replacement financing.

INCOME TAXES

For the three months ended September 30, 2010 and 2009, the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.

NET INCOME

For the three months ended September 30, 2010 net income increased to $291,653 compared to net loss of $312,976 for the same period a year ago. The increase in net income was primarily due to increased revenue and resulting gross profit increase combined with management’s continued efforts to reduce administrative expenses commensurate with sales volume.

SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2009

NET SALES

Net sales for the six months ended September 30, 2009 increased to $10,449,299 from $7,805,380, an increase of $2,643,919 as compared to the same period ended September 30, 2009.  This increase in sales is primarily due to increased demand and earlier purchasing commitments from North American customers. For the six months ended September 30, 2010 sales to international customers decreased by approximately $1,394,000 as European customers have excess inventory from the prior year to sell off during the current year. The decrease in international customer sales was offset by approximately $4,062,000 increase in domestic customers due to increased demand and earlier purchasing commitments compared to the same period in the prior year.

GROSS PROFIT

Our gross profit for the six months ended September 30, 2010 increased to $2,268,569 from $1,097,982, an increase of $1,170,587 as compared to the same period in the prior year primarily due to the increase in revenue for the comparable periods. As a percentage of revenues, our gross profit for the six months ended September 30, 2010 increased to 21.7% from 14.1% for the same period in 2009. The increase of gross profit as a percentage of revenues was primarily to the higher mix of sales to North American customers which typically yields higher profit margins.  There were no one-time charges to cost of goods sold during the six months ended September 30, 2010 compared to the same period ended September 30, 2009 where one-time pricing discounts totaling $235,440 for slow moving and defective product and a one-time charge of $181,142 to adjust certain Bratz licensed products and musical instruments to lower of cost or market value were recognized

OPERATING EXPENSES

For the six months ended September 30, 2010, total operating expenses decreased to $2,445,387 from $2,933,044 for the six months ended September 30, 2009, a decrease of $487,657.   This decrease was primarily due to management’s continued efforts to reduce administrative expenses and improve operating efficiencies.  General and administrative expenses decreased approximately $481,000 of which wage reductions and associated employee benefits due to reduction in workforce accounted for approximately $256,000 of the decrease.   The remaining decrease was due to continued management efforts to reduce administrative expenses commensurate with sales.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $10,989 from $30,951 for the same period a year ago. The decrease in interest expense was primarily due to the termination of our financing facilities with DBS bank without negotiating any replacement financing.

INCOME TAXES

For the six months ended September 30, 2010 and 2009, the Company did not record a tax provision because it had a net operating loss for the six months ended September 30, 2010 and had sufficient net operation loss from previous periods to offset the income for the six months ended September 30, 2009.

NET LOSS/INCOME

We incurred a net loss of $187,807 for the six months ended September 30, 2010 compared to a net loss of $1,866,013 for the same period a year ago. The $1,678,206 decrease in net loss was primarily due to increased revenue and resulting gross profit increase combined with management’s continued efforts to reduce administrative expenses commensurate with sales volume. In addition there were no one-time charges to cost of goods sold during the six months ended September 30, 2010 compared to the same period ended September 30, 2009 where one-time pricing discounts totaling $235,440 for slow moving and defective product and a one-time charge of $181,142 to adjust certain Bratz licensed products and musical instruments to lower of cost or market value were recognized

 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, Singing Machine had cash on hand of $1,094,647 as compared to cash on hand of $2,005,386 as of September 30, 2009. We had a working capital deficit of $1,287,014 as of September 30, 2010.

Net cash provided by operating activities was $1,934,371 for the six months ended September 30, 2010, as compared to $2,057,094 used in operating activities the same period a year ago.  The increase in net cash provided was a result of the following factors: increase in trade accounts payable and an increase in related party debt offset by increase in inventory required for fourth quarter shipments and an increase in accounts receivable due to the increase in sales.

Net cash used by investing activities for the six months ended September 30, 2010 was $0 as compared to $36,729 used by investing activities for the same period ended a year ago.  This decrease was caused primarily by $0 capital expenditures for the current fiscal year.

Net cash used in financing activities was $1,705,501 for the six months ended September 30, 2010, as compared to cash provided by financing activities of $3,142,046 for the same period ended a year ago. Our facilities with DBS bank were terminated on June 8, 2010 and we were required to pay off all outstanding balances during the six month period ending September 30, 2010 accounting for the significant increase in funds used by investing activities.  During the six months ended September 30, 2009 we made use of available credit facilities from DBS bank and reduced our reliance on related party and vendor financing during that period.  Since we have not replaced our financing facility we have relied on related party and vendor financing as well as offering major customers additional discounts in exchange for reduced payment terms.

As of September 30, 2010, our unrestricted cash on hand was $1,094,647. Our average monthly general and administrative expenses are approximately $211,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 89.0% and 92.0% of net sales in fiscal 2010 and 2009, respectively.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MGA ENTERTAINMENT, INC. v. THE SINGING MACHINE COMPANY, INC. (CENTRAL DISTRICT COURT OF CALIFORNIA, CASE CV 10-03761 DOC (RNBX) )

MGA Entertainment, Inc. (“MGA”) filed an action against the Company on April 16, 2010 alleging breach of contract, breach of implied covenant of good faith and fair dealing, and conversion claims relating to two licensing agreements between the parties entered into on May 10, 2006 and November 21, 2006. The two licensing agreements involved the manufacture, distribution and marketing of “Bratz” branded merchandise.

The Company has responded to the above captioned case and has removed the case to federal court, case no. CV 10-03761 DOC (RNBX). Based upon legal opinion from outside Counsel, the Company believes it has defenses to the claims raised by MGA. However, at the time of this filing, the case is still in early stages of litigation and the outcome is unknown.

The Company has also filed a class-action lawsuit on behalf of itself and all similarly situated licensees against MGA in the Central District Court of California, case no. CV 10-4536-DOC(RNBX). The Company alleges breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws. Both pending cases between MGA and SMC were mutually stayed, pending the outcome of the Mattel and MGA litigation, however on October 26, 2010 the District Court re-opened both cases sua sponte.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 12, 2010	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer