Form 10-Q
period 2010-12-31
SINGING MACHINE CO INC
filed 2011-02-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,835,793 as of February 11, 2011

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Page No.
Item 1. Financial Statements

Consolidated Balance Sheets – December 31, 2010 (Unaudited) and
March 31, 2010	3

Consolidated Statements of Operations - Three
months and nine months ended December 31, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Cash Flows - Nine months
ended December 31, 2010 and 2009 (Unaudited)	5

Notes to Consolidated Financial Statements-
December 31, 2010 (Unaudited)	6-12

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12-17

Item 4T. Controls and Procedures	17-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	20

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,312,239	$865,777
Accounts receivable, net of allowances of $212,858 and
$185,407, respectively	2,527,120	983,791
Due from factor	—	14,987
Due from related parties, net - Other Starlight Group Companies	—	141,951
Inventories,net	3,448,246	2,804,848
Prepaid expenses and other current assets	71,248	118,465
Total Current Assets	7,358,853	4,929,819

Property and equipment, net	424,108	736,966
Other non-current assets	164,678	164,644
Total Assets	$7,947,639	$5,831,429

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$1,955,289	$895,713
Due to related parties - Starlight Marketing Development, Ltd	2,499,286	860,356
Due to related parties - Ram Light Management, Ltd	1,683,247	1,683,747
Due to related parties - Starlight R&D, Ltd	430,037	431,653
Due to related parties - Cosmo Communications USA, Inc.	249,752	199,996
Due to related parties, net - Other Starlight Group Companies	127,394	—
Accrued expenses	532,987	227,257
Short-term loan - bank	—	1,091,828
Current portion of long-term financing obligation	9,093	18,186
Obligations to clients for returns and allowances	617,757	742,009
Warranty provisions	384,506	123,708
Total Current Liabilities	8,489,348	6,274,453

Long-term financing obligation, less current portion	—	4,547
Total Liabilities	8,489,348	6,279,000

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no
shares issued and outstanding	—	—
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized;
37,835,793 and 37,585,794 shares issued and outstanding	378,357	375,857
Additional paid-in capital	19,109,225	19,098,726
Accumulated deficit	(20,029,291)	(19,922,154)
Total Shareholders' Deficit	(541,709)	(447,571)
Total Liabilities and Shareholders' Deficit	$7,947,639	$5,831,429

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net Sales	$6,935,843	$11,975,761	$17,385,142	$19,781,141

Cost of Goods Sold	5,303,075	8,981,999	13,483,805	15,689,397

Gross Profit	1,632,768	2,993,762	3,901,337	4,091,744

Operating Expenses
Selling expenses	816,375	1,708,663	1,710,385	2,648,835
General and administrative expenses	628,642	875,864	1,938,251	2,666,471
Depreciation and amortization	98,090	120,682	339,858	322,947
Total Operating Expenses	1,543,107	2,705,209	3,988,494	5,638,253

Income (Loss) from Operations	89,661	288,553	(87,157)	(1,546,509)

Other Expenses
Interest expense	(8,992)	(41,244)	(19,981)	(72,195)

Income (Loss) before provision for income taxes	80,669	247,309	(107,138)	(1,618,704)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$80,669	$247,309	$(107,138)	$(1,618,704)

Income (Loss) per Common Share
Basic and Diluted	$0.00	$0.01	$(0.00)	$(0.04)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,835,793	37,449,332	37,697,107	37,449,332

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities
Net Loss	$(107,138)	$(1,618,704)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	339,858	322,947
Inventory reserve charge	—	91,330
Change in allowance for bad debts	27,452	27,679
Stock based compensation	13,000	8,971
Warranty provisions	260,798	63,901
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(951,213)	(3,502,013)
Inventories	(643,398)	1,049,684
Prepaid expenses and other current assets	47,217	125,566
Other non-current assets	(34)	(388)
Increase (Decrease) in:
Accounts payable	1,059,576	145,059
Accounts payable - related party	1,955,914	1,558,187
Accrued expenses	305,730	204,880
Obligations to clients for returns and allowances	(124,252)	(381,501)
Net cash provided by (used in) operating activities	2,183,510	(1,904,402)
Cash flows from investing activities
Purchase of property and equipment	(27,000)	(216,148)
Disposal of property and equipment	—	1,648
Net cash used in investing activities	(27,000)	(214,500)
Cash flows from financing activities
Borrowings from (retention by) factor, net	14,987	(206,630)
Net (repayments) proceeds pursuant to factoring facility	(619,567)	1,768,830
Net (repayments) proceeds from short-term bank loan	(1,091,828)	1,092,323
Payments on long-term financing obligation	(13,640)	(12,124)
Net loan proceeds from related parties	—	296,680
Net cash (used in) provided by financing activities	(1,710,048)	2,939,079
Change in cash and cash equivalents	446,462	820,177

Cash and cash equivalents at beginning of period	865,777	957,163
Cash and cash equivalents at end of period	$1,312,239	$1,777,340

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$19,981	$72,195

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
December 31, 2010

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months and nine months ended December 31, 2010 and 2009 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

USE OF ESTIMATES. The Singing Machine makes estimates and assumptions in the ordinary course of business relating to defective sales returns and allowances, inventory reserves, warranty reserves, and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions.  The amounts at December 31, 2010 and March 31, 2010 are $41,539 and $734,908, respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.  As of December 31, 2010 and March 31, 2010 the amounts uninsured in United States banks were $1,020,700 and $0, respectively.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future defective returns, discounts and volume rebates.

STOCK BASED COMPENSATION

The Company began to apply the provisions FASB ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity (“ASC 718-20”) starting on January 1, 2006.  ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20   The Company continues to use the Black-Scholes option valuation model to value stock options.  For the three and nine months ended December 31, 2010, the stock option expense was $4,760, and $5,500, respectively. For the three and nine months ended December 31, 2009, the stock option expense was $1,032 and $8,971, respectively.  Employee stock option compensation expense in fiscal years 2010 and 2009 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended December 31, 2010, the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.  Set forth below are the assumptions used in the periods presented:

•	For the nine months ended December 31, 2010: expected dividend yield 0%, risk-free interest rate of .22% to 0.41%, volatility 268.4% and 283.9% and expected term of three years.

•	For the nine months ended December 31, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of one year.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the clients’ inventory purchases. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the nine months ended December 31, 2010 and 2009 was $715,714 and $735,094, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations.  For the nine months ended December 31, 2010 and 2009, these amounts totaled $47,537 and $45,146, respectively.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Credit Quality of Financing Receivables and the Allowance for Credit Losses  -  In July 2010, FASB issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk in an entity’s portfolio of financing receivables. These changes include disclosures on how credit risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. We have determined that since our accounts receivable are all short term and measured at the lower of cost or fair value, they are exempt from these new disclosure requirements and do not have any effect on our financial statements.

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740 10-25, Accounting for Uncertainty in Income Taxes, which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return.  As of December 31, 2010 this position did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2010 and March 31, 2010, The Singing Machine had gross deferred tax assets of approximately $4.0 million and $4.0 million, respectively, against which the Company recorded valuation allowances totaling approximately $4.0 million and $4.0 million, respectively.

As of December 31, 2010 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2007 through March 31, 2010.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	December 31,	March 31,
	2010	2009
	(unaudited)

Finished Goods	$3,610,389	$3,153,917
Inventory in Transit	186,926	—
Less: Inventory Reserve	(349,069)	(349,069)

Net Inventories	$3,448,246	$2,804,848

Inventory consigned to customers at December 31, 2010 and March 31, 2010 were $353,557 and $353,557, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING FACILITY

On June 8, 2010 the Company was notified by DBS Bank (Hong Kong) Limited (“DBS” or “Lender”) that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of December 31, 2010, the Company had no outstanding amounts due to DBS with respect to the financing facility.

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  We estimated our bridge financing requirements from the Group to be between $1.5 million and $2.0 million for the fiscal year ended March 31, 2011.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  Since March 31, 2010, our related party debt has increased by approximately $1.8 million through the period ended December 31, 2010.  Taking into account the Group’s proceeds of approximately $9 million from an offering of their stock in May 2010, internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $2.0M of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

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

Under the factor agreement, the Factor assumed credit risk on approved accounts (factor risk accounts).  For non-approved accounts, the Company assumed the credit risk (client risk accounts).  The factoring fees were .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of December 31, 2010 there were no open accounts receivable assigned to the Factor.  As of December 31, 2010 and March 31, 2010 there were outstanding amounts due from BB&T of $0 and $14,987 respectively.    These amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS.  As of December 31, 2010and March 31, 2010 the outstanding amount under the factoring facility with DBS was $0 and $619,567 respectively. This amount represents advances made by DBS on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet for March 31, 2010.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2010	2010
		(unaudited)

Computer and office equipment	5 years	$660,948	$660,948
Furniture and fixtures	5-7 years	217,875	217,875
Leasehold improvements	*	151,503	151,503
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,847,106	1,820,106
		2,978,953	2,951,953

Less: Accumulated depreciation		(2,554,845)	(2,214,987)
		$424,108	$736,966

* Shorter of remaining term of lease or useful life

Depreciation expense for the three and nine months ended December 31, 2010 was $98,090 and $339,858, respectively.  Depreciation expense for the three and nine months ended December 31, 2009 was $120,682 and $322,947, respectively.

NOTE 7 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable.  All credit balances in clients’ accounts receivable are reclassified to “obligations to clients for returns and allowances” in current liabilities on the consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the consolidated balance sheet.  When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable.  As of the periods ended December 31, 2010 and March 31, 2010 obligations to clients for returns and allowances reclassified from accounts receivable were $617,757 and $742,009, respectively.  There were no credit amounts requested by clients to be paid for the periods ended December 31, 2010 and March 31, 2010 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 8 – FINANCING

As of December 31, 2010 and March 31, 2010 the Company owed DBS $0 and $1,091,828 respectively pursuant to an accounts payable financing facility. The proceeds were used to pay China manufacturing vendors. The accounts payable facility loans were secured with corporate guarantees from the Company as well as a guarantee from Starlight.

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

The Company has responded to the above captioned case and has removed the case to federal court, case no. CV 10-03761 DOC (RNBX). Based upon legal opinion from outside Counsel, the Company believes it has defenses to the claims raised by MGA. However, at the time of this filing, the case is still in early stages of discovery and the outcome is unknown.

The Company has also filed a class-action lawsuit on behalf of itself and all similarly situated licensees against MGA in the Central District Court of California, case no. CV 10-4536-DOC(RNBX). The Company alleges breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws.

On December 27, 2010 US District Judge David Carter limited the scope of Mattel, Inc.’s (“Mattel”) copyright infringement claims against MGA to the first-generation of Bratz dolls. A retrial of the copyright infringement claims by Mattel against MGA restarted in January 2011.

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service (“IRS”) notified International SMC (HK) Limited (“ISMC (HK)”, a former foreign subsidiary of the Company,  regarding an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125.  ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”).  The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters.  On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company.  In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida and City of Industry, California. The leases expire at varying dates. Rent expense for the nine months ended December 31, 2010 and 2009 was $587,544 and $660,579, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2010 are as follows:

	Property Leases	Equipment Leases
For year ending December 31,

2011	$693,053	$113
2012	667,768	—
2013	168,810	—
	$1,529,631	$113

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the nine months ended December 31, 2010 and 2009, the Company issued 249,999 and 0 shares of its common stock, respectively.

On August 31, 2010 the Company issued 249,999 shares of its common stock to our Board of Directors at $.03 per share, pursuant to our annual director compensation plan.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of December 31, 2010, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of December 31, 2010, the Company granted 1,563,895 options under the Year 2001 Plan with 1,131,380 options still outstanding, leaving 386,105 options available to be granted.  The outstanding options under this plan include grants of 520,000 shares issued to key Company employees on October 7, 2008 at an exercise price of $.06 per share with a one year vesting period.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2010 and 2009 were made by the Macau Subsidiary.  Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2010	2009	2010	2009

North America	$6,935,843	$10,974,825	17,114,562	$17,091,096
Europe	—	1,000,936	270,580	2,665,742
Others	—	—	—	24,303
	$6,935,843	$11,975,761	$17,385,142	$19,781,141

The geographic area of sales was based primarily on the location where the product is delivered.

 NOTE 12 – DUE TO RELATED PARTIES, NET

As of December 31, 2010 and March 31, 2009 the Company had amounts due to related parties in the amounts of $4,989,716 and $3,175,752 respectively, consisting primarily of non-interest bearing trade payables due to Starlight affiliates. As of December 31, 2010 and March 31, 2009 the Company had amounts due from related parties in the amounts of $0 and $141,951 respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2010 and December 31, 2009 the Company sold approximately $1,659,000 and $0, respectively to Starlight Electronics at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid.  The average gross profit margin on sales to Starlight Electronics for the nine months ended December 31, 2010 was 11%.   The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. This amount was included as a component of cost of goods sold in the accompanying consolidated statements of operations.

During the nine months ended December 31, 2010 and December 31, 2009 the Company sold approximately $234,000 and $894,000, respectively  directly to Cosmo at a gross profit margin of 15.9% and 15.6%, respectively. Sales to Cosmo were similar to prices granted to major direct import customers shipped internationally with freight prepaid. This amount was included as a component of cost of goods sold in the accompanying consolidated statements of operations.

The Company purchased products from Starlight Marketing Development, Ltd, (“SMD”) a subsidiary of Starlight International Holding Ltd. The purchases from SMD for the nine month period ended December 31, 2010 and 2009 were $6,573,834 and $5,080,767 respectively.

During the nine month period ended December 31, 2010 and December 31, 2009 the Company purchased products from Cosmo Communications USA, Inc (“Cosmo USA”) in the amount of $230,603 and $437,337, respectively.

On August 1, 2010, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales.  The Company received $749,997 and $872,937 in service fees from these affiliates during the nine months ended December 31, 2010 and December 31, 2009, respectively.  For the nine months ended December 31, 2010 and 2009, the Company additionally received reimbursements from both of these affiliates in the amount of $50,620 and $80,920, respectively for expenses and salaries incurred by SMC Logistics on their behalf.

On December 15, 2009, the Company obtained a short term loan from Starlight Electronics Company in the amount of $493,250.  The proceeds were used to pay for inventory from one of our vendors, Arts Electronics.  The loan bears interest at 1.77% and was repaid prior to March 31, 2010.

NOTE 14 – WARRANTY PROVISIONS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis.  Customers are either allowed to return defective goods within a specified period of time after shipment (between 6 and 9 months) or granted a “defective allowance” consisting of a fixed percentage (between 1% and 5%) off of invoice price in lieu of returning defective products. The Company is also subject to returns of CDG music from sales made by our consignee.  The Company records liabilities for its return goods programs and defective goods allowance program at the time of sale for the estimated costs that may be incurred. The liability for defective goods is included in warranty provisions on the Consolidated Balance Sheet.

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Estimated return and allowance liabilities at beginning of period	$309,459	$216,269	$123,708	$217,812
Costs accrued for new estimated returns and allowances	206,670	317,618	524,464	654,401
Return and allowance obligations honored	(131,623)	(54,790)	(263,666)	(393,116)

Estimated return and allowance liabilities at end of period	$384,506	$479,097	$384,506	$479,097

NOTE 15 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, we evaluated the effects of all subsequent events from the end of the third quarter ended December 31, 2010 through February 14, 2010, the date we filed our financial statements with the U.S. Securities and Exchange Commission. There were no events to report during this evaluation period.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and nine months ended December 31, 2010 and 2009.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	76.5%	75.0%	77.6%	79.3%

Gross Profit	23.5%	25.0%	22.4%	20.7%

Operating Expenses
Selling expenses	11.8%	14.3%	9.8%	13.4%
General and administrative expenses	9.1%	7.3%	11.1%	13.5%
Depreciation and amortization	1.3%	1.0%	2.0%	1.6%

Total Operating Expenses	22.2%	22.6%	22.9%	28.5%

Income (Loss) from Operations	1.3%	2.4%	-0.5%	-7.8%

Other Income (Expenses)
Interest expense	-0.1%	-0.3%	-0.1%	-0.4%

Income (Loss) before provision for income taxes	1.2%	2.1%	-0.6%	-8.2%

Provision for income taxes	0%	0%	0%	0%

Net Income (Loss)	1.2%	2.1%	-0.6%	-8.2%

QUARTER ENDED DECEMBER 31, 2010 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2009

NET SALES

Net sales for the quarter ended December 31, 2010 decreased to $6,935,843 from $11,975,761, a decrease of $5,039,918 as compared to the same period ended December 31, 2009. This decrease in sales is primarily due to decreased international sales and earlier purchasing commitments from North American customers which allowed for earlier shipments which took place in the prior quarter. For the quarter ended December 31, 2010 sales to international customers decreased by approximately $1,000,000 as European customers had excess inventory from the prior year to sell off during the current year.

GROSS PROFIT

Our gross profit for the quarter ended December 31, 2010 decreased to $1,632,768 from $2,993,762 a decrease of $1,360,994 as compared to the same period in the prior year.  This decrease is primarily due to the decrease in revenue in the quarter as compared to the same quarter in the prior year.  As a percentage of revenues, our gross profit margin for the three months ended December 31, 2010 was 23.5% compared to 25.0% for the three months ended December 31, 2009.  The decrease in gross profit margin was primarily due to a lower of cost or market inventory adjustment of approximately $233,000 for end of life products which contributed approximately 3.4 points of margin decrease for the comparable periods.  This decrease was offset by favorable percentage of sales to North American customers versus international customers which yield significantly lower gross profit margins and contributed 1.0 point of the variation. Contributions from price increases implemented at the beginning of the fiscal year and product mix accounted for the remaining variance in gross profit margin.

OPERATING EXPENSES

For the quarter ended December 31, 2010, total operating expenses decreased to $1,543,107.  This represents a decrease of $1,162,102 from the same period’s quarter ended total operating expenses of $2,705,209. This decrease was primarily due to decreased variable selling expenses which were lower by approximately $892,000 due to the reduced sales volume. The remaining decrease was primarily due to general administrative expenses associated with expense reductions implemented by management at the beginning of the current fiscal year.

General and administrative expenses decreased $247,222 for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.  The decrease was primarily due to an estimated $176,000 decrease in compensation expense and employee benefits due to reduction in workforce.  The remaining decrease was due to continued management efforts to reduce expenses commensurate with sales.

INCOME FROM OPERATIONS

Income from operations decreased $198,892 this quarter, to $89,661 for the three months ended December 31, 2010 compared to income from operations of $288,553 for the same period ended December 31, 2009.  The primary reason for the decrease in income from operations was the 42% drop in net sales for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $8,992 from $41,244 for the same period a year ago. The decrease in interest expense was primarily due to the termination of our financing facilities with DBS bank without negotiating any replacement financing.

INCOME TAXES

For the three months ended December 31, 2010 and 2009, the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.

NET INCOME

For the three months ended December 31, 2010 net income decreased to $80,669 compared to net income of $247,309 for the same period a year ago. The decrease in net income was primarily due to the decrease in revenue as compared to the same period in the prior year.

NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2009

NET SALES

Net sales for the nine months ended December 31, 2010 decreased to $17,385,142 from $19,781,141, a decrease of $2,395,999 as compared to the same period ended December 31, 2009.  This decrease in sales was almost exclusively due to the decrease in international sales as European customers had excess inventory from the prior year to sell off during the current year.

GROSS PROFIT

Our gross profit for the nine months ended December 31, 2010 decreased to $3,901,337 from $4,091,744, a decrease of $190,407 as compared to the same period in the prior year primarily due to decrease in sales  from international customers for the comparable periods. As a percentage of revenues, our gross profit margin for the nine months ended December 31, 2010 was 22.4% compared to 20.7% for the nine months ended December 31, 2009.    This increase was primarily due to favorable margin effects from an increased percentage of sales to North American customers versus international customers which yield significantly lower gross profit margins and contributed 1.0 points of the variation.  Contributions from price increases implemented at the beginning of the fiscal year and product mix accounted for the remaining variance in gross profit margin.

OPERATING EXPENSES

For the nine months ended December 31, 2010, total operating expenses decreased to $3,988,494 from $5,638,253 for the nine months ended December 31, 2009, a decrease of $1,649,759.  Selling expenses decreased by approximately $938,000 primarily due to a reduction in outbound freight as one of our major customers accepted their goods via direct import and assumed all delivery freight charges. General and administrative expenses decreased approximately $728,000 of which wage reductions and associated employee benefits due to reduction in workforce accounted for approximately $383,000 of the decrease.  Factor fees were also decreased by $110,000 due to termination of our factoring facility with DBS bank in the prior year.  The remaining decrease was due to continued management efforts to reduce administrative expenses and improved operating efficiencies.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $19,981 from $72,195 for the same period a year ago. The decrease in interest expense was primarily due to the termination of our financing facilities with DBS bank without negotiating any replacement financing.

INCOME TAXES

For the nine months ended December 31, 2010 and 2009, the Company did not record a tax provision because it had a net operating loss for the nine months ended December 31, 2010 and had sufficient net operation loss from previous periods to offset the income for the nine months ended December 31, 2009.

NET LOSS/INCOME

We incurred a net loss of $107,138 for the nine months ended December 31, 2010 compared to a net loss of $1,618,704 for the same period a year ago. The $1,511,566 decrease in net loss was primarily due to decreased operating expenses for reasons explained in the operating expenses section above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, Singing Machine had cash on hand of $1,312,239 as compared to cash on hand of $1,777,340 as of December 31, 2009. We had a working capital deficit of $1,130,495 as of December 31, 2010.

Net cash provided by operating activities was  $2,183,510 for the nine months ended December 31, 2010, as compared to $1,904,402 used in operating activities the same period a year ago.  The increase in net cash provided was a result of the following factors: increase in trade accounts payable and a decrease in accounts receivable due to the increase in direct import sales which are paid shortly after delivery. Accounts receivable were also reduced from participation in a major retailer’s “quick-pay” vendor payment program which accelerated collection of outstanding receivables from this vendor in exchange for a reasonable additional discount off of open invoices.

Net cash used by investing activities for the nine months ended December 31, 2010 was $27,000 as compared to $214,500 used by investing activities for the same period ended a year ago.  This decrease was caused primarily by a low amount of capital expenditures for the current fiscal year.

Net cash used in financing activities was $1,710,048 for the nine months ended December 31, 2010, as compared to cash provided by financing activities of $2,939,079 for the same period ended a year ago. Our facilities with DBS bank were terminated on June 8, 2010 and we were required to pay off all outstanding balances during the nine month period ending December 31, 2010 accounting for the significant increase in funds used by financing activities.  During the nine months ended December 31, 2009 we made use of available credit facilities from DBS bank and reduced our reliance on related party and vendor financing during that period.  Since we have not replaced our financing facility we have relied on related party and vendor financing as well as offering major customers additional discounts in exchange for reduced payment terms.

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  We estimated our bridge financing requirements from the Group to be between $1.5 million and $2.0 million for the fiscal year ended March 31, 2011.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  Since March 31, 2010, our related party debt has increased by approximately $1.8 million through the period ending December 31, 2010.  Taking into account the Group’s proceeds of approximately $9 million from an offering of their stock in May 2010, internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $2.0M of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

As of December 31, 2010, our unrestricted cash on hand was $1,312,239. Our average monthly general and administrative expenses are approximately $210,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

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

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate defective returns and maintain the appropriate level of inventory. We believe that our warranty provision reflects the proper amount of reserves to cover potential defective sales returns based on historical return ratios and information available from the customers.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. We reported certain material weaknesses in our internal controls over financial reporting in our annual report on Form 10-K for the year ended March 31, 2010. The Company is still in the process of remediating these material weaknesses.  Management has worked on a formal template of closing procedures that will be fully implemented prior to the closing of our accounting records for the fiscal year ending March 31, 2011 which is expected to address the identified weaknesses.

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

On December 27, 2010 US District Judge David Carter limited the scope of Mattel, Inc.’s (“Mattell”) copyright infringement claims against MGA to the first-generation of Bratz dolls. A retrial of the copyright infringement claims by Mattel against MGA restarted in January 2011.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 14, 2011	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer