Form 10-K/A
period 2010-03-31
SINGING MACHINE CO INC
filed 2011-03-04
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

Amendment No. 1
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

   Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of September 30, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.05 was approximately $681,224.70 (based on 13,624,494 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of July 1, 2010 was 37,585,794.
DOCUMENTS INCORPORATED BY REFERENCE – None

Explanatory Note

This annual report on Form 10-K/A is being filed to amend and expand disclosures for the Company’s financing arrangements, obligations to customers for returns and allowances, warranty provisions and gross profit margin variations originally reported on the original Form 10-K for the year ended March 31, 2010, which was filed with the SEC on July 14, 2010.  In addition, the Company changed the label of two line items on the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows related to its obligations for returns and allowances and warranty provisions that are more descriptive of what the line items represent.  The Company also revised its conclusion regarding Controls and Procedures to “not effective”.  Items 7 and 9A(T) of Part I, the Consolidated Balance Sheet (line item labels only), the Consolidated Statement of Cash Flows (line item labels only) and Notes to Consolidated Financial Statements are the only items of the original 10-K filed on July 14, 2010 that are being amended with this form 10-K/A.  The amendments do not affect the previously reported financial results on the consolidated balance sheets, statements of operations, shareholders’ equity and cash flows. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re-filed as of the date of this Form 10-K/A and are included as exhibits hereto.

In Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company expanded its disclosures for the variations in gross profit margins in the periods reported to provide greater detail for the causes of the fluctuations of gross margin percentage to sales in the Gross Profit sections.  The Company also expanded its disclosures relating to the ability of its parent company, the Starlight Group (“the Group”), to provide bridge financing to the Company, the funds made available by the Group and the estimated amounts of financing required from the Group.

In Item 9A(T) – Controls and Procedures, the Company revised its conclusion regarding the adequacy of its controls and procedures from “effective” to “not effective” due to disclosure of a material weakness due to lack of formalized financial closing procedures.

On the Consolidated Balance Sheet and Statements of Cash Flows, the name of the line item originally labeled “customer credit credits on account” was changed to “obligations to clients for returns and allowances”.  The amended label more appropriately describes the company’s obligations to its customers arising from the Company’s return and allowance policies.  Note 7 of the Notes to Consolidated Financial Statements was amended to provide disclosure of the nature of this line item.

On the Consolidated Balance Sheet and Statements of Cash Flows, the name of the line item originally labeled “deferred gross profit on estimated returns” was changed to “warranty provisions”.  The amended label more appropriately describes the Company’s reserves for its warranty policies.  Note 17 of the Notes to Consolidated Financial Statements was added to provide description of the companies warranty policies and a table of obligations for the Company’s obligations relating to its warranty polices as required by Financial Accounting Standards Codification (ASC) 460-10-50 Disclosure for Product Warranties.

Note 8 of the Notes to Consolidated Financial Statements which relates to the Company’s financing was amended to provide expanded explanation relating to the ability of the group to provide bridge financing to the Company, the funds made available by the group and the estimated amounts of financing required from the group.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

		PAGE

PART II

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4
Item 9A(T).	Controls and Procedures	10

PART IV

Item 15.	Exhibits, Financial Statement Schedules	12
	Signatures	14

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

Gross profit margin for the year ended March 31, 2010 compared to the same period ended March 31, 2009 remained the same at 18.7%.  Pricing discounts increased as a percentage of sales during the period as worldwide economic conditions continued to deteriorate and contributed a 0.6 margin point decrease in gross profit margin during the year.  This decrease was offset by an increase in percentage of sales to North American customers versus sales to international customers. Sales to North American customers yield higher gross profit margins than sales to international customers and the favorable percentage increase contributed 1.0 point of margin increase for the period.  The remaining 0.4 margin decrease was primarily due to margin yields from the mix of product sold.

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

Gross profit margin for the fiscal years ended March 31, 2009 and 2008 were 18.7% and 22.5%, respectively.  The 3.8% decrease in gross profit margin for the year ended March 31, 2009 compared to the same period ended March 31, 2008 was primarily due to pricing discounts granted to major customers to induce sales as economic conditions began to erode in the latter part of 2008.  These pricing discounts contributed an estimated 1.6 margin points of the decrease.  There were also discounted sales of Bratz licensed product which contributed approximately 0.6 points of the margin decrease. In addition there was an increase to cost of sales due to adjustments for impaired inventory accounting for an estimated 0.8 points of margin variation.  The remaining 0.8 margin point decrease was primarily due to margin yields from the mix of product sold.

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

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  We estimate our bridge financing requirements from the Group to be between $1.5 million and $2.0 million for the fiscal year ending March 31, 2011.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group. Taking into account the Group’s proceeds of approximately $9 million from an offering of their stock in May 2010, internally generated funds and credit facilities available to the Group, and proposed use of proceeds which includes up to $2.0 million of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation as required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, under the supervision and with the participation of our interim Chief Executive Officer and interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our interim Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets-- March 31, 2010 and 2009

Consolidated Statements of Operations--Years ended March 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders' (deficit) Equity--Years ended March 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows--Years ended March 31, 2010, 2009 and 2008.

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

THE SINGING MACHINE COMPANY, INC.

Date: March 4 , 2011	By:	/s/ Gary Atkinson
Gary Atkinson
Interim Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Gary Atkinson	Interim Chief Executive Officer	March 4, 2011
Gary Atkinson

/s/ Carol Lau	Chief Financial Officer	March 4, 2011
Carol Lau

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

/s/ Mallah Furman

Fort Lauderdale, Florida
June 23, 2010

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
Assets
Current Assets
Cash	$865,777	$957,163
Accounts receivable, net of allowances of $185,407 and $261,980, respectively	983,791	972,345
Due from factor	14,987	73,854
Inventories,net	2,804,848	4,729,667
Prepaid expenses and other current assets	118,465	526,563
Total Current Assets	4,787,868	7,259,592

Property and Equipment, net	736,966	886,770
Other Non-Current Assets	164,644	179,362
Total Assets	$5,689,478	$8,325,724

Liabilities and Shareholders' (Deficit) Equity
Current Liabilities
Accounts payable	$895,713	$2,588,769
Due to related parties - net	3,033,801	1,498,391
Accrued expenses	227,257	422,260
Short-term loan - bank	1,091,828	-
Current portion of long-term financing obligation	18,186	18,186
Obligations to clients for returns and allowances	742,009	908,449
Warranty provisions	123,708	288,039
Total Current Liabilities	6,132,502	5,724,094

Long-term financing obligation, less current portion	4,547	22,733
Total Liabilities	6,137,049	5,746,827

Shareholders' (Deficit) Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,585,794 and 37,449,432 shares issued and outstanding	375,857	374,494
Additional paid-in capital	19,098,726	19,075,750
Accumulated deficit	(19,922,154)	(16,871,347)
Total Shareholders' (Deficit) Equity	(447,571)	2,578,897
Total Liabilities and Shareholders' (Deficit) Equity	$5,689,478	$8,325,724

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

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2010	March 31, 2009	March 31, 2008

Cash flows from operating activities
Net (Loss) Income	$(3,050,807)	$(2,191,215)	$1,712
Adjustments to reconcile (net loss) net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	439,432	459,354	311,273
Change in inventory reserve	(396,319)	247,404	131,154
Change in allowance for bad debts	(76,573)	141,081	17,284
Stock compensation	24,339	32,826	38,112
Warranty provisions	(164,331)	70,227	4,094
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	244,671	49,182	(924,634)
Inventories	2,321,139	(1,462,087)	(1,366,055)
Prepaid expenses and other current assets	408,098	(114,011)	109,339
Other non-current assets	14,718	(10,000)	(113,308)
Increase (Decrease) in:
Accounts payable	(1,693,056)	1,670,341	441,906
Accounts payable - related party	1,535,410	1,992,407	-
Accrued expenses	(195,003)	12,845	(215,579)
Obligations to clients for returns and allowances	(166,440)	129,456	184,824
Net cash (used in) provided by operating activities	(754,722)	1,027,810	(1,379,878)
Cash flows from investing activities
Purchase of property and equipment	(291,276)	(747,844)	(490,697)
Proceeds from disposal of property and equipment	1,648	-	27,654
Net cash used in investing activities	(289,628)	(747,844)	(463,043)
Cash flows from financing activities
Borrowings from (retention by) factor, net	58,867	57,597	(21,460)
Proceeds from issuance of stock	-	-	630,881
Net proceeds from short-term bank obligation	1,091,828	-	-
(Payments) proceeds persuant to factoring facility	(179,545)	799,113	-
Net (payments on) proceeds from long-term financing obligation	(18,186)	40,919	-
Net (payments to) advances from related parties	-	(668,248)	492,416
Net cash provided by financing activities	952,964	229,381	1,101,837
Change in cash and cash equivalents	(91,386)	509,347	(741,084)

Cash and cash equivalents at beginning of period	957,163	447,816	1,188,900
Cash and cash equivalents at end of period	$865,777	$957,163	$447,816

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$94,979	$136,826	$78,898
Cash (refunded) paid for Income Taxes	$(23,520)	$60,322	$-
Non-Cash Financing Activities:
Conversion of trade payable to equity	$-	$669,222	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at March 31, 2007	-	-	$27,286,199	$272,862	$17,306,342	$(14,681,844)	$2,897,360

Net Income	-	-	-	-	-	1,712	1,712
Employee compensation-stock option	-	-	-	-	24,010	-	24,010
Exercise of employee stock options	-	-	147,515	1,475	46,905	-	48,380
Director Fees	-	-	15,162	152	13,950	-	14,102
Issuances of common stock	-	-	4,309,524	43,095	1,039,405	-	1,082,500
Balance at March 31, 2008	-	-	31,758,400	317,584	18,430,612	(14,680,132)	4,068,064

Net Loss	-	-	-	-	-	(2,191,215)	(2,191,215)
Employee compensation-stock option	-	-	-	-	17,825	-	17,825
Director Fees	-	-	33,336	333	14,668	-	15,001
Issuances of common stock	-	-	5,657,696	56,577	612,645	-	669,222
Balance at March 31, 2009	-	-	37,449,432	374,494	19,075,750	(16,871,347)	2,578,897

Net Loss	-	-				(3,050,807)	(3,050,807)
Employee compensation-stock option	-	-			9,339		9,339
Director Fees	-	-	136,362	1,363	13,637		15,000
Balance at March 31, 2010	-	-	$37,585,794	$375,857	$19,098,726	$(19,922,154)	$(447,571)

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

As of March 31, 2010 and March 31, 2009, The Singing Machine had gross deferred tax assets of approximately $4.0 million and $3.1 million, respectively, against which the Company recorded valuation allowances totaling approximately $4.0 million and $3.1 million, respectively.

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

NOTE 6 – DUE TO RELATED PARTIES, NET

As of March 31, 2010 the Company had $3,033,801 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Macao Commercial Offshore Ltd in the amount of $2,441,055, trade payables for consumer electronic product of $440,608 due to Cosmo, and $431,653 due to Starlight R&D for tooling and tooling modifications. These amounts were offset by net trade receivables of $279,515 from other Starlight Group affiliates.

As of March 31, 2009 the Company had $1,498,391 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Macao Commercial Offshore Ltd in the amount of $1,580,601, offset by net accounts receivable of $61,060 from other Starlight Group affiliates and trade receivables of $21,150 from Cosmo Communications Corp.
.
NOTE 7 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable.  All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheet.  When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable.  As of the periods ended March 31, 2010 and March 31, 2009 obligations to clients for returns and allowances reclassified from accounts receivable were $742,009 and $908,449, respectively.  There were no credit amounts requested by clients to be paid for the periods ended March 31, 2010 and March 31, 2009 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

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

Amount	Due Date	Interest Rate
$290,629	28-Apr-10	1.75%
$102,181	4-May-10	1.75%
$232,224	10-May-10	1.75%
$25,914	13-May-10	1.75%
$74,131	13-May-10	1.75%
$37,908	9-Jun-10	1.75%
$232,224	24-Jun-10	1.75%
$96,617	27-May-10	1.75%
$1,091,828

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

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  We estimate our bridge financing requirements from the Group to be between $1.5 million and $2.0 million for the fiscal year ending March 31, 2011.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group. Taking into account the Group’s proceeds of approximately $9 million from an offering of their stock in May 2010, internally generated funds and credit facilities available to the Group, and proposed use of proceeds which includes up to $2.0 million of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

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

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service (IRS) notified International SMC (HK) Limited “ISMC (HK)”, a former foreign subsidiary, of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125.  ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”).  The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters.  On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company.  In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

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

NOTE 16 – RELATED PARTY TRANSACTIONS

TRADE

On August 1 2009, our subsidiary SMC-L entered into a service and logistics agreement with Starlite Consumer Electronics (USA), Inc. (“Starlite USA”), an indirect wholly-owned subsidiary of Starlight International, and Cosmo to provide logistics, fulfillment, and warehousing services for Starlite USA and Cosmo Communications (“Cosmo”), domestic sales.  For these services, Starlite USA and Cosmo have agreed to pay the Company an annual service fee of $1,000,000 payable monthly beginning August 1, 2009. This agreement generated approximately $667,000 for Fiscal 2010 and is projected to generate $333,000 in fees for Fiscal 2011. These amounts were used to offset logistics expenses for the warehouse and are shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.  This agreement terminates on July 31, 2010 at which time another annual agreement is expected to be signed for approximately the same amount.

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

NOTE 17 – WARRANTY PROVISIONS

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2010	2009
Estimated defective return liabilities at beginning of period	$288,039	$217,812
Costs accrued for new estimated defective returns	727,534	570,661
Defective return obligations honored	(891,865)	(500,434)
Estimated defective return liabilities at end of period	$123,708	$288,039

NOTE 18 – SUBSEQUENT EVENTS

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

On June 8, 2010 the Company was notified by DBS Bank (“DBS”) that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of issuing date of the financial statements, the Company had an outstanding balance due of approximately $232,224 in short term borrowings against the accounts payable financing facility and $0 amount due under the accounts receivable factoring facility.  As of the date of this filing, the Company was in default of the outstanding balance due to DBS in the amount of $232,224 which was due on June 24, 2010.  The Company proposed a payment plan wherein DBS would use the proceeds from the factored receivables remaining with DBS to apply against the remaining balance when these receivables are collected.  As the amount due on the factoring facility is $0 and the uncollected factored receivables remaining with DBS exceed the amount of outstanding debt, DBS has agreed to accept the Company’s payment plan.  As of the filing date this debt to DBS has been paid in full.

We evaluated the effects of all subsequent events from the end of the fiscal year ended March 31, 2010 through the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").  Except as noted, there are no additional events requiring disclosure as per FASB ASC 855, Subsequent Events (“ASC 855”).

SUPPLEMENTAL DATA
SCHEDULE II

	Balance at	Charged to	Reduction to Allowance	Credited to	Balance at
	Beginning of	Costs and	for Write off	Costs and	End of
Description	Period	Expenses		Expenses	Period

Year ended March 31, 2010
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$261,980	$59,085	$(135,658)	$-	$185,407
Deferred tax valuation allowance	$3,129,940	$983,094	$-	$-	$4,113,034
Inventory reserve	$745,388	$376,855	$(773,174)	$-	$349,069

Year ended March 31, 2009
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$120,899	$197,178	$(70,058)	$13,961	$261,980
Deferred tax valuation allowance	$2,477,202	$689,390	$(36,652)	$-	$3,129,940
Inventory reserve	$497,984	$700,709	$(316,734)	$(136,571)	$745,388

Year ended March 31, 2008
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$61,824	$112,390	$(53,315)	$-	$120,899
Deferred tax valuation allowance	$2,671,264	$123,910	$-	$(317,972)	$2,477,202
Inventory reserve	$198,848	$382,048	$-	$(82,911)	$497,984