Form 10-Q/A
period 2010-06-30
SINGING MACHINE CO INC
filed 2011-03-04
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

This interim quarterly report on Form 10-Q/A is being filed to amend and expand disclosures for the Company’s financing arrangements, obligations to customers for returns and allowances, warranty provisions and gross profit margin variations originally reported on the original Form 10-Q for the three month period ended June 30, 2010, which was filed with the SEC on August 23, 2010. In addition, the Company changed the label of two line items on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows related to its obligations for returns and allowances and warranty provisions that are more descriptive of what the line items represent. The Company also revised its conclusion regarding Controls and Procedures to “not effective”. Items 2 and 4(T) of Part I, the Consolidated Balance Sheet (line item labels only), the Consolidated Statement of Cash Flows (line item labels only) and Notes to Consolidated Financial Statements are the only items of the original 10-Q filed on August 23, 2010 that are being amended with this form 10-Q/A. The amendments do not affect the previously reported financial results on the consolidated balance sheets, statements of operations and statements of cash flows. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as exhibits hereto.

In Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company expanded its disclosures for the variations in gross profit margins in the periods reported to provide greater detail for the causes of the fluctuations of gross margin percentage to sales in the Gross Profit sections. The Company also expanded its disclosures relating to the ability of its parent company, the Starlight Group (“the Group”), to provide bridge financing to the Company, the funds made available by the Group and the estimated amounts of financing required from the Group.

In Item 4(T) – Controls and Procedures, the Company revised its conclusion regarding the adequacy of its controls and procedures from “effective” to “not effective” due to disclosure of a material weakness due to lack of formalized financial closing procedures.

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

On the Consolidated Balance Sheet and Statements of Cash Flows, the name of the line item originally labeled “deferred gross profit on estimated returns” was changed to “warranty provisions”. The amended label more appropriately describes the Company’s reserves for its warranty policies. Note 14 of the Notes to Consolidated Financial Statements was added to provide description of the companies warranty policies and a table of obligations for the Company’s obligations relating to its warranty polices as required by Financial Accounting Standards Codification (ASC) 460-10-50 Disclosure for Product Warranties.

Note 8 of the Notes to Consolidated Financial Statements which relates to the Company’s financing was amended to provide expanded explanation relating to the ability of its parent company group to provide bridge financing to the Company, the funds made available by the group and the estimated amounts of financing required from the group.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2010(Unaudited) and March 31, 2010	4

	Consolidated Statements of Operations - Three months ended June 30, 2010 and 2009(Unaudited)	5

	Consolidated Statements of Cash Flows - Three months ended June 30, 2010 and 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements-June 30, 2010 (Unaudited)	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$282,060	$865,777
Accounts receivable, net of allowances of $207,557 and $185,407, respectively	1,444,981	983,791
Due from factor	147,427	14,987
Inventories,net	2,824,212	2,804,848
Prepaid expenses and other current assets	98,677	118,465
Total Current Assets	4,797,357	4,787,868

Property and Equipment, net	614,915	736,966
Other Non-Current Assets	164,644	164,644
Total Assets	$5,576,916	$5,689,478

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$1,663,443	$895,713
Due to related parties - net	3,523,895	3,033,801
Accrued expenses	192,239	227,257
Short-term loan - bank	280,533	1,091,828
Current portion of long-term financing obligation	18,186	18,186
Obligations to clients for returns and allowances	703,353	742,009
Warranty provisions	120,412	123,708
Total Current Liabilities	6,502,061	6,132,502

Long-term financing obligation, less current portion	1,516	4,547
Total Liabilities	6,503,577	6,137,049

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,585,794 and 37,585,794 shares issued and outstanding	375,857	375,857
Additional paid-in capital	19,099,096	19,098,726
Accumulated deficit	(20,401,614)	(19,922,154)
Total Shareholders' Deficit	(926,661)	(447,571)
Total Liabilities and Shareholders' Deficit	$5,576,916	$5,689,478

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

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities
Net Loss	$(479,460)	$(1,553,037)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	122,052	99,751
Change in allowance for bad debts	22,150	65,313
Change due to lower of cost or market write-off	-	(181,142)
Stock compensation	370	3,939
Warranty provisions	(3,296)	(214,914)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	50,590	950,861
Inventories	(19,364)	698,890
Prepaid expenses and other current assets	19,788	105,739
Increase (Decrease) in:
Accounts payable	767,730	(1,236,244)
Accounts payable - related party	264,341	(878,822)
Accrued expenses	(35,019)	(74,028)
Obligations to clients for returns and allowances	(38,656)	735,545
Net cash provided by (used in) operating activities	671,226	(1,478,149)
Cash flows from investing activities
Purchase of property and equipment	-	(35,377)
Net cash used in investing activities	-	(35,377)
Cash flows from financing activities
(Retention by)borrowings from factor, net	(132,440)	69,850
Net payments pursuant to factoring facility	(533,929)	(635,731)
Net (repayment of) proceeds from short-term bank loan	(811,295)	1,742,140
Payments on long-term financing obligation	(3,031)	(3,031)
Net loan proceeds from related parties	225,752	-
Net cash (used in) provided by financing activities	(1,254,943)	1,173,228
Change in cash and cash equivalents	(583,717)	(340,298)

Cash and cash equivalents at beginning of period	865,777	957,163
Cash and cash equivalents at end of period	$282,060	$616,865

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$8,636	$3,268

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

As of June 30, 2010 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2007 through March31,2010.

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

Under the factor agreement, the Factor assumed credit risk on approved accounts (factor risk accounts). For non-approved accounts, the Company assumed the credit risk (client risk accounts). The factoring fees were .675% of the gross invoice for both client risk (recourse) and factor risk (non-recourse) accounts. As of June 30, 2010 there was a total of $85,638 of open accounts receivable assigned to the Factor. The Company assumed credit risk (recourse) in the amount of $24,301. Credit risk on the remaining factor assigned receivables in the amount of $61,337 was assumed by the Factor (non-recourse). As of June 30, 2010 and March 31, 2010 there were outstanding amounts due from BB&T of $20,881 and $14,987 respectively. These amounts represent excess of customer payments received by BB&T that had yet to be transferred to DBS. As of June 30, 2010 and March 31, 2010 there were outstanding amounts due from DBS in the amount of $126,546 and $0 respectively. These amounts represent excess of customer payments received by DBS from non-assigned receivables that had yet to be transferred to the Company. As of June 30, 2010and March 31, 2010 the outstanding amount under the factoring facility with DBS was $0 and $619,567 respectively. This amount represents advances made by DBS on non-recourse receivables and have been offset against accounts receivable in the accompanying consolidated balance sheet for March 31, 2010.

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

* Shorter of remaining term of lease or useful life

NOTE 7 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheet. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended June 30, 2010 and March 31, 2010 obligations to clients for returns and allowances reclassified from accounts receivable were $703,353 and $742,009, respectively. There were no credit amounts requested by clients to be paid for the periods ended June 30, 2010 and March 31, 2010 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

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

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us. For the three month period ended June 30, 2010 the Group provided $490,093 of financing primarily through trade payables with the Group. We estimate our bridge financing requirements from the Group to be between $1.5million and $2.0 million for the fiscal year ending March 31, 2011. These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group. Taking into account the Group’s proceeds of approximately $9 million from an offering of their stock on the Hong Kong Exchange during May 2010, internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $2.0 million of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

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
.
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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended
	June 30,	June 30,
	2010	2009

Estimated defective return liabilities at beginning of period	$123,708	$288,039

Costs accrued for new estimated defective returns	62,970	62,543

Defective return obligations honored	(66,266)	(277,457)

Estimated defective return liabilities at end of period	$120,412	$73,125

NOTE 15 – SUBSEQUENT EVENTS

We evaluated the effects of all subsequent events from June 30, 2010 through the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC"). There were no events to report during this evaluation period.

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

Gross profit margin for the three month period ended June 30, 2010 was 27.5% compared to -35.1% for the three month period ended June 30, 2009. During the quarter ended June 30, 2009 there was a one-time adjustment for impaired Bratz licensed inventory to lower of cost or market of approximately $181,000 which contributed approximately 22 margin points or 36% of the variation. Also during the first quarter ended June 30, 2009 there was a one-time price concession granted to a major customer of approximately $235,000 which contributed approximately 29 margin points or 46% of the variation. The remaining 11.6 points of margin variation were due primarily to price increases initiated in the quarter ended June 30, 2010 and margin yield on mix of products sold.

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

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us. For the three month period ended June, 2010 the Group provided $490,093 of financing primarily through trade payables with the Group. We estimate our bridge financing requirements from the Group to be between $1.5million and $2.0 million for the fiscal year ending March 31, 2011. These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group. Taking into account the Group’s proceeds of approximately $9 million from an offering of their stock on the Hong Kong Exchange during May 2010, internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $2.0 million of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

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

THE SINGING MACHINE COMPANY, INC.

Date: March 4, 2011	By:	/s/ Gary Atkinson
Gary Atkinson
Interim Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer