Form 10-Q/A
period 2010-09-30
SINGING MACHINE CO INC
filed 2011-03-04
CIK 923601

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

Explanatory Note

This interim quarterly report on Form 10-Q/A is being filed to amend and expand disclosures for the Company’s financing arrangements, obligations to customers for returns and allowances, warranty provisions and gross profit margin variations originally reported on the original Form 10-Q for the three and six months ended September 30, 2010 which was filed with the SEC on November 12, 2010.  In addition, the Company changed the label of two line items on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows related to its obligations for returns and allowances and warranty provisions that are more descriptive of what the line items represent.  The Company also revised its conclusion regarding Controls and Procedures to “not effective”.  Items 2 and 4(T) of Part I, the Consolidated Balance Sheet (line item labels only), the Consolidated Statement of Cash Flows (line item labels only) and Notes to Consolidated Financial Statements are the only items of the original 10-Q filed on November 12, 2010 that are being amended with this form 10-Q/A.  The amendments do not affect the previously reported financial results on the consolidated balance sheets, statements of operations and statements of cash flows. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as exhibits hereto.

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

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2010(Unaudited) and March 31, 2010	4

	Consolidated Statements of Operations - Three months and six months ended September 30, 2010 and 2009(Unaudited)	5

	Consolidated Statements of Cash Flows - Six months ended September 30, 2010 and 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements- September 30, 2010 (Unaudited)	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,094,647	$865,777
Accounts receivable, net of allowances of $208,638 and $185,407, respectively	4,106,769	983,791
Due from factor	-	14,987
Inventories,net	4,665,720	2,804,848
Prepaid expenses and other current assets	82,522	118,465
Total Current Assets	9,949,658	4,787,868

Property and equipment, net	495,198	736,966
Other non-current assets	164,677	164,644
Total Assets	$10,609,533	$5,689,478

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$4,405,272	$895,713
Due to related parties, net	5,671,181	3,033,801
Accrued expenses	485,217	227,257
Short-term loan - bank	-	1,091,828
Current portion of long-term financing obligation	13,640	18,186
Obligations to clients for returns and allowances	351,903	742,009
Warranty provisions	309,459	123,708
Total Current Liabilities	11,236,672	6,132,502

Long-term financing obligation, less current portion	-	4,547
Total Liabilities	11,236,672	6,137,049

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,835,793 and 37,585,794 shares issued and outstanding	378,357	375,857
Additional paid-in capital	19,104,465	19,098,726
Accumulated deficit	(20,109,961)	(19,922,154)
Total Shareholders' Deficit	(627,139)	(447,571)
Total Liabilities and Shareholders' Deficit	$10,609,533	$5,689,478

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

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net Loss	$(187,807)	$(1,866,013)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	241,768	202,265
Inventory reserve charge	-	191,179
Change in allowance for bad debts	23,231	91,736
Stock based compensation	8,239	7,938
Warranty provisions	185,751	(156,854)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,526,642)	(3,084,916)
Inventories	(1,860,872)	(494,836)
Prepaid expenses and other current assets	35,943	122,882
Other non-current assets	(33)	(390)
Increase (Decrease) in:
Accounts payable	3,509,559	1,796,035
Accounts payable - related party	2,637,380	605,140
Accrued expenses	257,960	75,207
Obligations to clients for returns and allowances	(390,106)	453,533
Net cash provided by (used in) operating activities	1,934,371	(2,057,094)
Cash flows from investing activities
Purchase of property and equipment	-	(38,377)
Disposal of property and equipment	-	1,648
Net cash used in investing activities	-	(36,729)
Cash flows from financing activities
Borrowings from factor, net	14,987	57,909
Net (repayments)proceeds pursuant to factoring facility	(619,567)	1,768,830
Net (repayments)proceeds from short-term bank loan	(1,091,828)	1,322,884
Payments on long-term financing obligation	(9,093)	(7,577)
Net cash (used in) provided by financing activities	(1,705,501)	3,142,046
Change in cash and cash equivalents	228,870	1,048,223

Cash and cash equivalents at beginning of period	865,777	957,163
Cash and cash equivalents at end of period	$1,094,647	$2,005,386

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$10,989	$30,951

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

As of September 30, 2010 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2007 through March 31, 2010.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	September 30,	March 31,
	2010	2010
	(unaudited)

Finished Goods	$3,615,172	$3,153,917
Inventory in Transit	1,399,617	-
Less: Inventory Reserve	(349,069)	(349,069)

Net Inventories	$4,665,720	$2,804,848

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

* Shorter of remaining term of lease or useful life

NOTE 7 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable.  All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheet.  When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable.  As of the periods ended September 30, 2010 and March 31, 2010 obligations to clients for returns and allowances reclassified from accounts receivable were $351,903 and $742,009, respectively.  There were no credit amounts requested by clients to be paid for the periods ended September 30, 2010 and March 31, 2010 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

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

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  For the six month period ended September 30, 2010 the Group provided $2,637,380 of financing primarily through trade payables with the Group. We estimate our bridge financing requirements from the Group to be between $1.5million and $2.0 million for the fiscal year ending March 31, 2011.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  Taking into account the Group’s proceeds of approximately $9 million from an offering of their stock on the Hong Kong Exchange during May 2010, internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $2.0 million of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Estimated defective return liabilities at beginning of period	$120,412	$73,125	$123,708	$288,039

Costs accrued for new estimated defective returns	254,824	118,930	317,794	181,473

Defective return obligations honored	(65,777)	(60,870)	(132,043)	(338,327)

Estimated defective return liabilities at end of period	$309,459	$131,185	$309,459	$131,185

NOTE 15 – SUBSEQUENT EVENTS

 We evaluated the effects of all subsequent events from the end of the second quarter ended September 30, 2010 through the date we filed our financial statements with the U.S. Securities and Exchange Commission. There were no events to report during this evaluation period.

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

Gross profit margin for the three month period ended September 30, 2010 was 20.3% compared to 19.8% for the three month period ended September 30, 2009.  There was an increase in pricing concessions of approximately $122,000 during the three months ended September 30, 2010 which contributed approximately 1.5% decrease in gross margin percentage compared to the three months ended September 30, 2009.  This decrease was offset by price increases implemented in the first quarter of the current fiscal year, increased percentage of sales to North American customers versus sales to international customers.   Sales to North American customers yield higher gross profit margins than sales to international customers and the favorable percentage increase and margin yield on mix of products sold accounted for the remaining variation in gross profit margin.

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

Gross profit margin for the six month period ended September 30, 2010 was 21.7% compared to 14.1% for the six month period ended September 30, 2009. There were no one-time charges for impaired inventory during the first six months of the period ended September 30, 2010 as compared to a one-time charge of approximately $181,000 for impaired Bratz licensed inventory to lower of cost or market during the six months ended September 30, 2009 which contributed to approximately 2.2 margin points of the variation.  There was approximately $91,000 less in price concessions during the six months ended September 30, 2010 compared to same period in the prior year which contributed approximately 1.1margin points of the variation. For the six months ended September 30, 2010, there was an increase in percentage of sales to North American customers versus sales to international customers. Sales to North American customers yield higher gross profit margins than sales to international customers and the favorable percentage increase contributed 2.9 points of margin increase for the period.   The remaining 1.4 margin point variance was due primarily to the price increases initiated at the beginning of the current fiscal year and margin yield on mix of products sold.

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

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  For the six month period ended September 30, 2010 the Group provided $2,637,380 of financing primarily through trade payables with the Group. We estimate our bridge financing requirements from the Group to be between $1.5million and $2.0 million for the fiscal year ending March 31, 2011.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  Taking into account the Group’s proceeds of approximately $9 million from an offering of their stock on the Hong Kong Exchange during May 2010, internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $2.0 million of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

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