Form 10-K
period 2011-03-31
SINGING MACHINE CO INC
filed 2011-06-29
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
          (Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 29.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act).:

   Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of September 30, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.05 was approximately $681,225 (based on 13,624,494 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 20, 2011 was 37,835,793.
DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

We had been listed on the NYSE Amex Equities (“AMEX”) (formerly known as the American Stock Exchange) since March 8, 2001, however on June 22, 2009 we received notice from AMEX that it had determined that our common stock would be delisted and no longer traded on the exchange.  Our board of directors decided that it would not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX.  The Company believes that AMEX’s insistence that the Company perform a reverse stock split was subjective and did not consider the current economic turmoil in the global markets. Management also believes performing a reverse stock split would have significantly harmed the Company and diminished shareholder’s value. The Company elected not to appeal the decision and gained admission to the Over the Counter Bulleting Board (“OTCBB”) for the following reasons:

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

koncepts International Limited (“koncepts”) is a major stockholder of the Company, owning approximately 52% of our shares of common stock outstanding on a fully diluted basis as of June 20, 2011.  koncepts is an indirect wholly-owned subsidiary of Starlight International Holdings Limited (“Starlight International”), a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Starlight International’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Starlight International, including Starlight Marketing Limited, Cosmo Communications Corporation, Starlite Consumer Electronics (USA), Inc., and Starlight Marketing Macao Commercial Offshore Limited, among others (Starlight International and its subsidiaries collectively referred to herein as the “Starlight Group”).

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the development, manufacture, and marketing of home entertainment based consumer electronics. The Company will also seek new revenue opportunities through web-based content delivery and the creation of a community based entertainment platform. We also intend to leverage our position as an affiliate of the Starlight Group to capitalize on synergies which exist therein and to exercise our knowledge of the electronics business to grow revenue. The Company intends to leverage our valuable customer base and strong relationships with our factories to achieve our organic and external growth initiatives.

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

Develop new features for karaoke equipment. Hardware and software technology advancement in the karaoke market has been stagnant since early 2000. We believe that in order to revitalize the karaoke market, we need to incorporate new features and technologies that take advantage of our online karaoke music download store.  We are currently developing new karaoke products which will host a number of unique features which we believe will diversify us from the rest of the industry.  We are currently developing a new feature set for our karaoke machines that will introduce first-to-market karaoke machines that can read and play digital karaoke files in MP3+G format that interface easily with our download store. We are also introducing a new concept to the traditional microphone which will empower the singer to control all karaoke features at their fingertips.  Through a partnership with Montreal based, boutique design firm, Pearl Studios, we are also working on future projects which involve new, proprietary display technologies and features which should expand the horizon of home karaoke. We have been working with Pearl Studios and other technology partners with strong research and development skills to bring these new concepts and devices to life.  We believe the development of new products will not only reinforce our leadership position in the karaoke market, but will lead to increased sales and other opportunities which will remake the Company into a purveyor of quality in-home entertainment instead of simply being a supplier of single sale electronic devices.

Focus on international growth. We believe that we have the most karaoke product offerings than any of our competitors in the karaoke market. We will aggressively pursue international business outside of North America to capture a vastly untapped market for home karaoke. Through economies of scale and financed on a direct import basis, we believe this is one of the major areas in which we can substantially increase our revenues.

Develop karaoke hardware that interfaces with our Music Download Store. Downloading music is one of the fastest growing areas in the music industry. We believe that the future of karaoke music distribution is through legal mediums of internet download sites (e.g. iTunes, iPhone, Amazon, etc). Since karaoke music only accounts for a small percentage of total music business, retailers usually only offer a limited selection of karaoke products. Thus, it is difficult for the customers to find karaoke music in retail outlets, especially for the songs they enjoy. In addition to maintaining a physical CD distribution business, we launched a music download project two years ago to capitalize on this new distribution model.  The  benefits to the Company are multifaceted including the opportunity to: offer downloadable music which means less physical inventory for the Company and our retail customers to carry; reduce financial return risk since a downloaded pieced of karaoke music is not returnable; make available increased marketing opportunities by offering downloads for those who sign up and provide their contact information enabling the Company to create future marketing and advertising campaigns; create an opportunity to sell our karaoke music to not only our customers but also to owners of our competitors’ machines (new and old); create cross-promotions with our retail-customers by giving away music downloads to purchasers of karaoke machines as an incentive to sell more machines.

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

Acquisition Environment. Most of the major retailers in the United States prefer to buy the products from the factories directly.  This has changed the traditional distribution model by eliminating the importers and brokers.   In addition, the cost of products has seen a dramatic increase due to spiraling prices of petroleum based products, increasing labor costs in key manufacturing regions such as China, and the currency arbitrage risks with the decline in the value of the U.S. dollar.  In light of these developments, product costs have spiked while retail prices have been cut dramatically.  We believe that the small to medium size companies who primarily depended on a constant significant profit margin will not be able to compete in this business environment. At the same time, capital funding is limited in the electronics market. Public and private equity are generally difficult to access, especially for those companies with inadequate management resources, unproven management and a lack of market leadership.  As a member of the Starlight Group, we have access to product development and engineering resources that our competitors do not have. We also have access to financing for operations and product purchases at rates which are not otherwise available to our competitors however, for fiscal year 2012 we anticipate access to capital funding will be limited.

Opportunity for the Company. Based on preliminary discussions with potential targets, we believe that an acquisition will be attractive to the potential targets because of the following:

•	The existence of a diversified management team and the seasoned board of directors, who have significant experience operating businesses in the United States and working with factories in China;
•	What we believe to be an efficient business model, which is characterized by a rapid product development cycle, low operational costs and high inventory turn over;
•	The existence of strong relationships with key factories in China. One of our major stockholders is major factory in China which provides us with lower production costs and vendor financing; and
•	A visible exit strategy that offers cash or publicly traded securities.

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

In fiscal 2011, approximately 26% of sales revenues were from direct sales and 74% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2011, 2010, and 2009, were approximately 74%, 74%, and 61%, respectively. In fiscal 2011, the top three major customers accounted for 29%, 25% and 9% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them.  A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error.  Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders.  Our total returns represented 8.4%, 12.3%, and 9.4% of our net sales in fiscal 2011, 2010, and 2009, respectively.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales, which account for substantially all of our music sales, are made to customers located throughout North America from consignment inventories maintained at our distributor warehouse facilities. In the fiscal year ended March 31, 2011, approximately 74% of our sales were sales from our domestic warehouses ("Domestic Sales") and 26% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with five factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2012, we anticipate that 99% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2012. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located (See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2012" on page 9). In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2011, 2010, and 2009, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are GPX, Vaughn, Emerson and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Pocket Songs, UAV, Sybersound and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.  As far as the musical instrument market, our key competitors include Yamaha, ION, and others.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2011, we had inventory of $3.0 million (net of reserves totaling $451,001) compared to inventory of $2.8 million as of March 31, 2010 (net of reserves totaling $349,069).

Our financing of seasonal working capital during fiscal 2011 was from vendor related-party financing and financing from our affiliate, Starlight International. We anticipate Starlight International, will continue to provide financing to the Company through March 31, 2012.

During Fiscal 2012, we plan on financing our inventory purchases by using credit lines that have been extended to us by the factories in China and financing provided by our affiliate, Starlight International.

EMPLOYEES

As of May 15, 2011 we employed 25 people, of whom 23 are full-time employees.  Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S.  Our employees include one executive officer, 15 engaged in warehousing and administrative logistics/technical support and 10 in accounting, marketing, sales and administrative functions.

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

On June 8, 2010, we were notified by DBS Bank (Hong Kong) Limited (“DBS”) that our credit facilities, including our factoring facility and our accounts payable credit facility had been terminated. Until a replacement credit facility is found, we must rely on the Starlight Group for bridge loans to fund operations. The loss of support from the Starlight Group may impact our ability to fulfill customer orders and consequently may hinder daily operations.

WE HAVE ENTERED INTO AN AGREEMENT WITH OUR AFFILIATES, STARLITE CONSUMER ELECTRONICS (USA), INC. , COSMO COMMUNICATIONS CORPORATION, AND STARLIGHT ELECTRONICS USA, INC. TO MANAGE THEIR LOGISTICS AND FULFILLMENT SERVICES IN THE UNITED STATES.  IF WE ARE UNABLE TO PERFORM UNDER THIS AGREEMENT, IT COULD NEGATIVELY IMPACT OUR REVENUES AND CASH FLOW.

On August 1, 2010 we entered into a services agreement to receive orders, warehouse, and ship all of the Starlight Group’s U.S. domestic goods. The value of this contract is approximately $1.0 million per year. If we are unable to perform the duties under this contract or successfully renew it for fiscal year 2012, it could negatively impact our revenue and cash flow.

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

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2011 and 2010 were approximately 74% and 74%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON OUR AFFILIATE COMPANIES WHICH ARE A PART OF THE STARLIGHT GROUP TO MANUFACTURE AND PRODUCE A SUBSTANTIAL PORTION OF OUR KARAOKE MACHINES FOR FISCAL 2012, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out an agreement with our main supplier in China to produce most of our karaoke machines for fiscal 2012. If the factory is unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2011 and 2010, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $1.6 million or 7.6% of our gross sales in fiscal 2011 and $2.6 million or 11.1% of our gross sales in fiscal 2010. The majority of the units returned are due to product defects. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2011, our sales to customers in Europe decreased because of increased price competition and deteriorating economic conditions. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $661,494 during fiscal 2011 and $801,599 during fiscal 2010. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED.

Because of our reliance on manufacturers in China for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. In past years we have overestimated demand for our products which lead to excess inventory in some of our products and caused liquidity problems that adversely affected our revenues, net income and cash flow.

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME.

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2011 we had $3.0 million in inventory on hand. It is important that we sell this inventory during fiscal 2012, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 79.8%, 89.0%, and 92.0% of net sales in fiscal 2011, 2010, and 2009, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Memorex, Emerson and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music; we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2011, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2012. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and video cassettes.

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW.

The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner. To introduce products on a timely basis, we must:

•	accurately define and design new products to meet market demand;

•	design features that continue to differentiate our products from those of our competitors;

•	transition our products to new manufacturing process technologies;

•	identify emerging technological trends in our target markets;

•	anticipate changes in end-user preferences with respect to our customers' products;

•	bring products to market on a timely basis at competitive prices; and

•	respond effectively to technological changes or product announcements by others.

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

We are using four factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2012. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 20, 2011 we are not aware of any customers which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China.  During the fiscal year ended March 31, 2011, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency.   However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates.  Although recently pegged to the U.S. dollar, in the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time.  Any significant increase in the cost of manufacturing our products would have a material adverse affect on our business and results of operations.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2005 through March 31, 2011, our common stock has traded between a high of $1.57 and a low of $0.02. During this period, we incurred a net loss of $.6 million in Fiscal 2011, a net loss of $3.1 million in Fiscal 2010, a net loss of $2.2 million in Fiscal 2009, a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of March 31, 2011, investors held a short position of approximately 27,000 shares of our common stock which represented 0.1% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.  Additionally, if our stock price declines, it may be more difficult for us to raise capital.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2011, there were outstanding stock options to purchase an aggregate of 1,191,380 shares of common stock at exercise prices ranging from $0.03 to $9.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.31 per share. As of March 31, 2011, there were outstanding and immediately exercisable options to purchase an aggregate of 611,380 shares of common stock.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of May 15 , 2011 there were 37,835,793 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock.  As of July 1, 2011, we had 37,835,793 shares of common stock issued and outstanding and an aggregate of 1,191,380 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 60,972,827 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Coconut Creek, Florida where we lease approximately 8,000 square feet office and warehouse facility. The lease expires on May 31, 2011. The annual rental expense is $91,522. On May 31, 2011, the Company executed a three (3) month extension while it seeks to relocate it’s corporate headquarters.

We lease one warehouse facility in City of Industry, California. The City of Industry warehouse facility has 90,000 square feet (with an option to acquire an additional 90,000 square feet) and the lease expires on April 30, 2013. The annual rental expense is approximately $673,000.

We have a 424 square foot office in Macau.  The lease expires April 30, 2012.  The annual rent expense is $9,829.

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

The Company has also filed a class-action lawsuit on behalf of itself and all similarly situated licensees against MGA in the Central District Court of California, case no. CV 10-4536-DOC(RNBX). The Company alleges breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws. Due to the multiple lawsuits involved back and forth between the Company and MGA, at this time, the Company cannot provide a reasonable estimate of contingent liability.

Prior to the Company entering into the above License Agreements with MGA, Mattel, a competitor to MGA, filed a complaint against MGA on or about April, 2005 alleging ownership to the “Bratz” concept. The Mattel/MGA Litigation was tried in phases and, on July 17, 2008, a jury returned a verdict in favor of Mattel and against MGA concerning ownership of the Bratz concept. The Jury determined that MGA did not and never did own any right, title or interest in or to the ÒBratzÓ identity including the brand, sculptures, likenesses, trademarks etc. The cases were retried in January and February 2011 and the jury found in favor of MGA in both matters.  Notwithstanding the jury verdict, the case is still pending and Mattel is expected to appeal.

Based on advice from Counsel, the Company is of the opinion the Mattel/MGA Litigation will not materially affect the outcome of the MGA/Singing Machine Litigation.  The Company’s class-action lawsuit is based on the belief that the above licensing agreements with MGA were entered into through an intentional or negligent concealment of a known material fact on the part of MGA – namely the pending lawsuit by Mattel challenging MGA’s ownership of the Bratz designs that were the very subject of the license agreements.  The Company has not accrued any additional liability beyond the initial $85,000 originally recorded for this vendor.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NYSE Amex Equities (“AMEX”) under the symbol "SMD" however the Company was de-listed from this exchange on July 6, 2009. The Company has traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM.OB” since July, 7, 2009. Set forth below is the range of high and low sales prices for our common stock when traded on the AMEX, and the high and low bid prices for our common stock when traded on the OTCBB during Fiscal 2011 and Fiscal 2010.

FISCAL PERIOD	HIGH	LOW

Fiscal 2011:
First quarter (April 1 - June 30, 2010)	$0.05	$0.03
Second quarter (July 1 - September 30, 2010)	0.06	0.03
Third quarter (October 1 - December 31, 2010)	0.09	0.04
Fourth quarter (January 1 - March 31, 2011)	0.06	0.04

Fiscal 2010:
First quarter (April 1 - June 30, 2009)	$0.14	$0.07
Second quarter (July 1 - September 30, 2009)	0.08	0.03
Third quarter (October 1 - December 31, 2009)	0.19	0.03
Fourth quarter (January 1 - March 31, 2010)	0.05	0.03

As of May 15, 2011, based upon information received from our transfer agent, there were approximately 343 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2011:
		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR FUTURE
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
ISSUANCE UNDER EQUITY	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))
Equity Compensation Plans approved by Security Holders	1,191,380	$.31	326,105

Equity Compensation Plans Not approved by Security Holders	0	$0	0

RECENT SALES OF UNREGISTERED SECURITIES

On August 31, 2010 the Company issued 249,999 shares of common stock to our Board of Directors at $0.03 per share, pursuant to our annual director compensation plan.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2011, 2010, and 2009 and the balance sheet data at March 31, 2011 and 2010 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The statement of operations data for the year ended March 31, 2008 and 2007 and the balance sheet data at March 31, 2009, 2008 and 2007 are derived from our audited financial statements which are not included in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods.
	2011	2010	2009	2008	2007
Statement of Operations:
Net Sales	$19,165,979	$21,277,370	$31,780,709	$34,067,871	$26,732,144
Income (loss) before income taxes	$(619,548)	$(3,050,807)	$(2,154,563)	$1,712	$(1,714,988)
Income tax benefit (expense)	$-	$-	$(36,652)	$-	$2,453,576
Net income (loss)	$(619,548)	$(3,050,807)	$(2,191,215)	$1,712	$738,588
Balance Sheet:
Working capital	$(1,545,556)	$(1,344,634)	$1,535,498	$3,300,422	$2,394,796
Current ratio	76%	78%	127%	204%	187%
Property, plant and equipment, net	$333,851	$736,966	$886,770	$598,280	$446,510
Total assets	$5,528,053	$5,689,478	$8,325,724	$7,236,167	$5,657,800
Shareholders' equity	$(1,047,027)	$(447,571)	$2,578,897	$4,068,064	$2,897,359
Per Share Data:
Income (loss) per common share – basic	$(0.02)	$(0.08)	$(0.07)	$0.000	$0.04
Income (loss) per common share – diluted	$(0.02)	$(0.08)	$(0.07)	$0.000	$0.03
Cash dividends paid	0	0	0	0	0

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

Our primary objectives for the fiscal year ended March 31, 2011 (“Fiscal 2011”) were to:

•	increase the revenues by expanding our product lines and customer base;
•	continue to drive down the operating costs;
•	turn the operations to profit;
•	obtain better financing facilities; and
•	raise additional equity.

We believe that our efforts to meet our goals in Fiscal 2011 were adversely affected by continued decline in worldwide economic conditions. More specifically, we experienced continued increase in competitive pricing in the European market, lack of stability and confidence in the retail market, and substantial decrease in international sales.  During Fiscal 2011, our revenue decreased 10% however our gross profit increased by 6% due to decreased product cost and price increases to domestic customers. Total operating expenses decreased by 30% due to management’s continued efforts to align expenses commensurate with reduced sales volume.  Foreign sales decreased by 91% primarily due to significant pricing competition and lack of low cost entry point products preferred by European customers.

In June 2010, the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities.  The Company is actively pursuing replacement financing facilities. Our parent company, The Starlight Group, has committed to providing bridge financing until new facilities have been found.

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  We estimate our bridge financing requirements from the Group will be between $.5 million and $1.0 million for the fiscal year ending March 31, 2012.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  During the fiscal year ended March 31, 2011, our related party debt increased by approximately $1.5 million. Taking into account internally generated funds and credit facilities available to the Group and proposed use of proceeds which include up to $1.0M of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2011	2010	2009
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	77.9%	81.3%	81.3%
Operating Expenses	25.2%	32.6%	25.1%
Operating (Loss) Income	-3.1%	-13.9%	-6.4%
Other (Expenses), Income, net	-0.1%	-0.4%	-0.4%
(Loss) Income before Taxes	-3.2%	-14.3%	-6.8%
(Provision) Benefit for Income Taxes	0.0%	0.0%	-0.1%
Net (Loss) Income	-3.2%	-14.3%	-6.9%

FISCAL YEAR ENDED MARCH 31, 2011 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2010
NET SALES

Net sales for Fiscal 2011 were approximately $19.2 million. This represents a decrease of approximately $2.1 million as compared to approximately $21.3 million in the fiscal year ended March 31, 2010 (“Fiscal 2010”). The decrease in net sales was primarily due to a $2.3 million decrease in direct import sales to international customers.   We believe this reduction is primarily due to increased competitive pricing to European customers and our lack of low cost entry point products preferred by European customers. We continue to develop additional features to our karaoke line to maintain and grow this core product.

GROSS PROFIT

Gross profit for Fiscal 2011 was approximately $4.2 million or 22.1% of total revenues compared to approximately $4.0 million or 18.7% of sales for Fiscal 2010 (an increase of $.3 million).   Despite the decrease in revenue we were able to improve gross profit due to a combination of price increases and cost reductions which contributed approximately $0.6 million favorable gross profit during Fiscal 2011.  This increase in gross profit was offset by the loss of international sales which contributed $0.3 million in unfavorable gross profit.

Gross profit margin for the year ended March 31, 2011 compared to the same period ended March 31, 2010 increased by approximately 3.4% from 18.7% to 22.1%.  The combination of price increases and cost reductions contributed to most of the gross profit percentage increase.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales.  We account for the above expenses as operating expenses and classify them under the selling expenses.

OPERATING EXPENSES

Management took an aggressive approach to cutting expenses in Fiscal 2011. Operating expenses, including depreciation and amortization decreased from approximately $6.9 million to approximately $4.8 million, a decrease of approximately $2.1 million or 30.2% compared to the same period last year.  Outbound freight charges decreased by approximately $0.9 million as one of our major domestic customers accepted their goods via direct import and assumed all delivery freight charges. This selling expense reduction accounted for approximately 43% of the decrease in overall operating expenses.  There were also additional selling expense reductions in variable expenses for commissions, inbound defective return freight and advertising allowances due to decreased sales volume accounting for an additional $0.4 million or approximately 19% of the decrease in overall operating expenses. Management continued efforts to reduce general and administrative expenses commensurate with the decrease in sales volume during Fiscal 2011.  General and administrative expenses decreased approximately $0.8 million as the company realized a decrease in compensation expense of $0.5M due to reduction in workforce, approximately $0.1 million in rent reduction for reduced warehouse space in the logistics operation, approximately $0.1 million in related company service charges and additional $0.1 million of other general expense reductions.  The $0.8 million in general and administrative expense reductions accounted for an additional 38% decrease in total operating expenses accounting for most of the remaining  overall decrease in operating expenses.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $430,115 for Fiscal 2011 compared to $439,432 for Fiscal 2010. The fixed assets mainly consist of the tools and molds, which are depreciated with three years to 5 years straight-line method.  During the past year we have invested in approximately $27,000 in tooling for new karaoke models.

NET OTHER INCOME (EXPENSES)

Net other expense was $20,874 (interest expense) in Fiscal 2011 compared to net other expense of $94,979 (interest expense) in Fiscal 2010. The decrease was primarily due to the decrease of our borrowing costs since the termination of our financing arrangement with DBS Bank.

INCOME BEFORE TAXES

We had a loss before taxes of $619,548 in Fiscal 2011 compared to income before taxes of $3,050,807 in Fiscal 2010. This decrease was primarily due to the combination of improved gross profit margin due to price increases and product cost reductions as well as management’s continued efforts to reduce operating expenses commensurate with the reduction of sales.

INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2011 and 2010, we had gross deferred tax assets of approximately $3.5 million and approximately $4.1 million, against which we recorded valuation allowances totaling approximately $3.5 million and approximately $4.1 million, respectively.

For Fiscal 2011 and Fiscal 2010 we did not record a provision for income taxes as the Company incurred a taxable loss for the period since the Company had taxable losses for the U.S. operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET LOSS/NET INCOME

As a result of the foregoing, we had net loss of approximately $619,548 in Fiscal 2011 from operations as compared to a net loss of $3,050,807 in Fiscal 2010.

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

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $439,432 for Fiscal 2010 compared to $459,354 for Fiscal 2009. The fixed assets mainly consist of the tools and molds, which are depreciated with three years to 5 years straight-line method.  During the past year we have invested in approximately $268,000 in tooling for new karaoke models as well as approximately $23,000 in warehouse equipment for the logistics operation and office equipment.  Tools and molds purchased in prior years which were fully depreciated in Fiscal 2010 are the primary reason for the decrease in depreciation expense over the prior fiscal year.

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

INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2010 and 2009, we had gross deferred tax assets of approximately $ 4.1 million and approximately $3.1 million, against which we recorded valuation allowances totaling approximately $ 4.1 million and approximately $3.1 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, we had cash on hand of approximately $700,000 compared to cash on hand of approximately $900,000 on March 31, 2010. The decrease of cash on hand was primarily due to the increase in inventory of approximately $300,000 and the increase in accounts receivable of approximately $200,000 offset an increase in accounts payable of approximately  $200,000.

Cash provided by operating activities Fiscal 2011 was $930,962. The cash was generated primarily from increases related party accounts payable. We used $1.5 million in cash generated from the increase in related-party accounts payable primarily to pay the remaining $1.1 million owed to DBS Bank when our credit facilities were terminated and settle customer obligations for defective returns and allowances.

Cash used in investing activities for Fiscal 2011 was $27,000. Cash used in investing activities was primarily for the purchase of a base platform for our newly designed future karaoke hardware line of products.

Cash used in financing activities was $1,095,027 for Fiscal 2011, which was used primarily to pay short term borrowings to DBS bank upon termination of our credit facilities.

As of March 31, 2011, our working capital deficit was approximately $1.6 million. Our current liabilities of approximately $6.6million include:

•	Client obligations for defective returns and allowances of $435,341 – the amount will be offset by future purchases or refunds.
•	Accounts payable of $1,118,674 of which $265,384 was due to a supplier in China.
•	Amounts due to related parties of $4,542,613 due various parties within the Starlight Group.

As of  May 8, 2011, our cash on hand is approximately $500,000. Our average monthly operating expenses are approximately $250,000 and we need approximately $.8 million to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in California and other operating costs.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Equity investments – The Company is actively seeking equity financing to expand its business. We expect to raise additional capital as required for fiscal year ended March 31, 2012 (“Fiscal 2012”).

2) Vendor financing – Some of our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, which is expected to account for more than 30% of the total revenues in Fiscal 2012.
3) Factoring of accounts receivable - The Company is currently seeking a factoring facility for its accounts receivable for sales originated in the U.S to replace the facilities that were in place during Fiscal 2010 and were withdrawn by DBS bank in June 2010. The Starlight Group, our controlling shareholder, has agreed to provide short term bridge financing until a new factoring facility is consummated.
4) Cost reduction - The Company has reduced significant operating expenses in recent years with the exception of Fiscal 2009. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to maintain it’s cost structure for Fiscal 2012.
5) Bridge Loan - We may be able to raise additional short term bridge capital from The Starlight Group, the parent of our major stockholder, koncepts, who is also one of our suppliers.
6) Reduce cost of operation – The Company maintains SMC-L as a wholly-owned subsidiary to operate our California warehouse. For Fiscal 2012, SMC-L will renew an agreement with the Starlight Group to handle the logistics and fulfillment of Starlight Groups’ domestic products for a service fee. This arrangement is expected to significantly offset the Company’s own logistics expenses.

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

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  We estimate our bridge financing requirements from the Group will be between $250,000 and $500,000 for the fiscal year ending March 31, 2012.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  During the fiscal year ended March 31, 2011, our related party debt increased by approximately $1.5 million. Taking into account internally generated funds and credit facilities available to the Group and proposed use of proceeds which include up to $500,000 of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

During Fiscal 2012, we will strive to reduce additional operating costs through efficiency improvements. In order to reduce the need to maintain inventory in our warehouses in California we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The goods shipped directly to our customers from ports in China are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

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

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of our former Hong Kong office were paid in Hong Kong dollars.  Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau currency (MOP) The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar.  The exchange rate of the MOP to the U.S. dollar is MOP $8.0 to U.S. $1.00. We cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 79.8%, 89.0%, and 92.0% of net sales in Fiscal 2011, Fiscal 2010, and Fiscal 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In 2009 the Financial Accounting Standards Board issued pronouncement ASC 810-10 regarding improvements to financial reporting by enterprises involved with Variable Interest Entities. The pronouncement requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The pronouncements were effective for fiscal years beginning after November 15, 2009.  The adoption of this new standard did not impact our consolidated statements of income or balance sheets.

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

Based upon this evaluation, our interim Chief Executive Officer and interim Chief Financial Officer concluded that our internal control over financial reporting was effective as of the period covered by this Annual Report.

(c)           Changes in Internal Controls

In our Annual Report for Fiscal 2010, we concluded that our internal control over financial reporting was not effective and identified a material weakness due to the lack of formalized financial closing procedures. Since the filing of our last Annual Report, our financial controller has formalized a check list of all activities required for financial closings for all of the company’s subsidiaries.  The checklist assigns responsible parties within the finance organization and requires the checklist to be completed and initialed by the responsible party as part of each financial closing period. The checklist is reviewed for completion and signed by the Controller for all domestic subsidiaries and by the CFO for the Macau subsidiary.  Included in these procedures is an extensive procedure for evaluating the adequacy of inventory reserves for slow-moving items and lower of cost or market value of on hand inventory prior to the close of each quarter to insure that any impairment of inventory is properly recorded in the financial period that impairment occurs.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of May 15, 2011.

For Fiscal Year Ended March 31, 2011

Name	Age	Position

Gary Atkinson	29	Interim CEO and General Counsel
Bernardo Melo	34	VP Global Sales and Marketing
Lionel Marquis	58	Principal Accounting Officer
Carol Lau	62	Interim CFO and Chairwoman
Harvey Judkowitz	66	Director
Bernard Appel	79	Director
Stewart A. Merkin	68	Director
Peter Hon	70	Director
Yat Tung Lau	32	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. For the past three years, Mr. Atkinson has worked closely with all departments within the Company, including Operations, Finance, Sales, and the China production side. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

Bernardo Melo has been with the Company since February 2003 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008.  During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department.  Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Toys R’ Us.  Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine.  Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost.  Mr. Melo also worked at Coverall North America as Director of Sales managing a start up initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales.  Overall Mr. Melo has over 11 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer.  For the past 16 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area.  Some of these companies include Computer Products, Inc (Artesyn Technologies Inc),  U S Plastic Lumber Corporation, Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc.  Mr. Marquis graduated from Bryant College with a Bachelors Degree in Business Administration with a major in accounting.  Mr. Marquis is a Certified Public Accountant in the state of Florida.

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

Harvey Judkowitz has served as a director of the Company since March 29, 2004 and is the chairman of the Audit Committee. He is licensed as a CPA in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He has served as the Chairman and CEO of UniPro Financial Services, a diversified financial services company up until the company was sold in September of 2005. He is currently the President and Chief Operating Officer of Photovoltaic Solar Cells, Inc.

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

Yat Tung Lau has served as director of the Company since January 12, 2007. Mr. Lau joined the Starlight Group in 2003 as assistant to the Chairman of the Board of Starlight International and is now head of corporate relations.  He is also responsible for local sales in China and heads the computer information system department for the Starlight Group. From 2002 to 2003, he held a marketing executive position in Storage Technology Corporation. Mr. Lau recently received an MBA from the University of Minnesota and also holds a Bachelor of Arts degree in business marketing from Indiana University.

BOARD COMMITTEES

We have an audit committee, a compensation committee and a nominating committee.

The audit committee consists of Messrs. Judkowitz (Chairman), Appel and Merkin. The Board has determined that Mr. Judkowitz qualifies as an "audit committee financial expert," as defined under Item 407 of Regulation S-K of the Exchange Act. The Board has determined that each of Messrs. Judkowitz, Merkin and Appel are "independent directors" within the meaning of the listing standards of the major stock exchanges. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on December 15, 2010.

FAMILY RELATIONSHIPS

There are no family relationships among any of our officers or other directors, except for Chairwoman Carol Lau who is the aunt of Director Yat Tung Lau and the mother of Gary Atkinson, the Company’s CEO and General Counsel.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Singing Machine, including our principal executive officer, our principal financial officer, and our principal accounting officer or controller or other persons performing similar functions. A copy of the Code of Ethics is posted on the Company’s website at www.singingmachine.com. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer, principal accounting officer or controller or other persons performing similar functions) on our website.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2011 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

Mr. Gary Atkinson filed a  Form 5 in lieu of filing a timely Form 4 with respect to one transaction;
Mr. Lionel Marquis filed a  Form 5 in lieu of filing a timely Form 4 with respect to one transaction;
Mr. Bernardo Melo filed a  Form 5 in lieu of filing a timely Form 4 with respect to one transaction;
Mr. Harvey Judkowitz filed a  Form 5 in lieu of filing a timely Form 4 with respect to three transactions;
Mr. Bernard Appel filed a  Form 5 in lieu of filing a timely Form 4 with respect to three transactions;
Mr. Stewart Merkin filed a  Form 5 in lieu of filing a timely Form 4 with respect to three transactions;

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson (1)
Interim Chief Executive Officer	2011	$86,000.00	-	-	$6,079.00	-	-	-	$92,079.00
	2010	$82,361.73			$-				$82,361.73

Lionel Marquis (1)	2011	$100,000.00	$2,000.00	-	$6,079.00	-	-	-	$108,079.00
Principal Financial Officer	2010	$95,769.45	-	-	$-	-	-	-	$95,769.45

Carol Lau	2011	$-	-	-	-	-	-	-	$-
Chief Financial Officer	2010	$-	-	-	-	-	-	-	$-

Bernardo Melo (1)	2011	$130,000.00	$10,000.00	-	$10,132.00	-	-	-	$150,132.00
VP Global Sales & Marketing	2010	$138,702.68	$10,000.00					$3,662.50	$152,365.18

(1) Mr. Atkinson and Mr. Marquis were each awarded 120,000 stock options and Mr. Melo was awarded 200,000 stock options on October 29, 2010, with an exercise price of $0.06 per share, which are not exercisable until October 29, 2011.  The fair value of the option awards have been calculated in accordance with FASB ASC 718-20.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Gary Atkinson was appointed as Interim Chief Executive Officer effective November 1, 2009. Mr. Atkinson does not have an employment contract with the Company and has an annual salary of $86,000. Mr. Atkinson’s reported salary amount for Fiscal 2010, as shown in the table above, is less than his annual salary due to a Company-wide temporary 10% pay reduction imposed during Fiscal 2010.

As of May15, 2011, the Company did not have any employment contracts with any of its employees nor separation or consulting agreements with any individuals or entities.

OPTION GRANTS IN FISCAL 2011

Mr. Atkinson and Mr. Marquis were each awarded 120,000 stock options and Mr. Melo was awarded 200,000 stock options on October 29, 2010, with an exercise price of $0.06 per share, which are not exercisable until October 29, 2011.  The fair value of the option awards have been calculated in accordance with FASB ASC 718-20.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to grants of options to purchase our common stock under our Year 2001 Stock Option Plan to the named executive officers during Fiscal 2011:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A

Lionel Marquis, Principal Financial Officer	120,000	-	N/A	0.06	10/29/2020

Bernardo Melo, VP Global Sales & Marketing	4,000	-	N/A	1.97	12/19/2013	N/A	N/A	N/A	N/A
	6,500	-	N/A	1.54	2/6/2014
	20,000	-	N/A	0.60	5/8/2015
	-	30,000	N/A	0.33	4/9/2011
	200,000		N/A	0.06	10/29/2020
	230,500	30,000

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2011. All option awards were granted from our Year 2001 Stock Option Plan.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bernard Appel	$8,500	$2,500	$676	$-	$-	$-	$11,676
Peter Hon	$0	$0	$0	$-	$-	$-	$0
Harvey Judkowitz	$8,500	$2,500	$676	$-	$-	$-	$11,676
Carol Lau	$0	$0	$0	$-	$-	$-	$0
Yat Tung Lau	$0	$0	$0	$-	$-	$-	$0
Stewart Merkin	$8,500	$2,500	$676	$-	$-	$-	$11,676

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2011 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 125,638, 123,291, and 135,638, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Ms. Lau are 74,311.

(2) As of March 31, 2011 the aggregate number of Company stock options held by Messrs. Appel and Judkowitz is 160,000. Mr. Merkin holds 140,000 options and Messrs. Hon, Yat Tung Lau, and Ms. Lau each hold 40,000 options.

During Fiscal 2011, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2011 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau and Merkin and Ms. Carol Lau.

During Fiscal 2011, we have utilized the following compensation policy for our directors:

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

•	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $200 fee.

•	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

•	Directors Peter Hon, Yat Tung Lau and Carol Lau have volunteered to temporarily forfeit all compensation until financial conditions at the Company improve.

YEAR 1994 PLAN

Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million shares of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2011, we have no options issued and outstanding under the 1994 Plan.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2011, we have granted 1,191,380 options under the Year 2001 Plan, 611,380 of which are fully vested.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2011, 2010 and 2009 totaled approximately $18,660, $15,749 and $10,886, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 15, 2011 (the “record date”), certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,
•	all named executive officers of the Singing Machine; and
•	persons known to own more than 5% of our common stock.

Security ownership is based on 37,835,793 shares of our common stock issued and outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of May 15, 2011, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters As of May 15, 2011

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson	7,753	*
Lionel Marquis	-	*
Bernardo Melo (1)	30,500	*
Bernard Appel (2)	265,638	*
Harvey Judkowitz (2)	275,638	*
Carol Lau (2)	68,857	*
Yat Tung Lau (2)	68,857	*
Peter Hon (2)	68,857	*
Stewart Merkin (2)	243,291	*
Officers & Directors as a Group (9 persons)	1,029,391	2.7%

Security Ownership of Certain Beneficial Owners:
koncepts International Ltd. (3)	18,682,679	49.4%
Arts Electronics Ltd. (4)	3,745,917	9.9%
Gentle Boss Investments Ltd (5)	2,100,000	5.6%

* Less than 1%

Total Shares of Common Stock as of May 15, 2011	37,835,793
Stock Options Exercisable within 60 days of May 15,2011	611,380

Total	38,447,173

(1) Includes stock options to purchase 30,500 shares of common stock, which is exercisable within 60 days of the record date.

(2) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of the record date:  140,000 options held by Bernie Appel; 140,000 options held by Harvey Judkowitz, 120,000 held by Stewart Merkin, and 40,000 held by each of Carol Lau, Peter Hon, and Yat-Tung Lau.

(3) The address for koncepts International Limited is 5/F Shing Dao Industrial Bldg, 232 Aberdeen Main Road, Aberdeen China.

(4) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(5) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approximately 48% of our karaoke products in Fiscal 2011 were produced by factories owned by the Starlight Group and we anticipate that approximately 40% of our karaoke products will be manufactured by the Starlight Group in Fiscal 2012.  Starlight International has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2011 we sold approximately $1,659,000 of product to Star Light Electronics Company, Ltd. (“Star Light”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. In addition, we sold and additional 234,000 of product to Cosmo from our California warehouse facility. The average gross profit margin on sales to Cosmo yielded 11.4%.  Cosmo was our primary distributor of the Company’s product to Canada in Fiscal 2011 and will continue in this role for Fiscal 2012.

On August 1 2010, our subsidiary SMC-L entered into a service and logistics agreement with Starlite Consumer Electronics (USA), Inc. (“Starlite USA”), an indirect wholly-owned subsidiary of Starlight International, and Cosmo USA, Inc. (“Cosmo USA”) to provide logistics, fulfillment, and warehousing services for Starlite USA and Cosmo USA’s domestic sales.  For these services, Starlite USA and Cosmo USA have agreed to pay us an annual service fee of $1,000,000 payable monthly beginning August 1, 2010. This agreement generated approximately $667,000 for Fiscal 2011 and is projected to generate $333,000 in fees for Fiscal 2012.  This agreement terminates on July 31, 2011 at which time another annual agreement is expected to be signed for approximately the same amount.

In June 2010 the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities.On August 28, 2008, we executed a three-party banking facility agreement between SMC Macau, DBS Bank (Hong Kong) Limited and BB&T. The agreement provides for credit facilities to a maximum of $13.0 million.  The credit facility was secured with corporate guarantees from us as well as a $2.0 million guarantee from Starlight International, the parent of koncepts which is the holder of approximately 50% of our shares of common stock outstanding.  This agreement was effective October 16, 2008.

In May 2008, our subsidiary SMC-L entered into a service and logistics agreement with Starlite USA, and Cosmo USA to provide logistics, fulfillment, and warehousing services for Starlite USA and Cosmo USA’s domestic sales.  For these services, Starlite USA and Cosmo USA paid us an annual service fee of $1,137,501, paid monthly beginning July 1, 2008. The agreement generated approximately $333,333 for Fiscal 2010 and $804,168 in fees for Fiscal 2009.  The agreement was terminated June 30, 2010 and replaced by the new logistics agreement on August 1, 2010.

We purchase products from Starlight Marketing Macao Commercial Offshore Limited (“Starlight Macao”), an indirect wholly-owned subsidiary of Starlight International. The purchases from Starlight Macao for Fiscal 2011 and Fiscal 2010 were $7,338,322 and $4,716,956, respectively. In addition, we also purchased molds and tooling from Starlight Macao in the amount of $0 and $252,900 in Fiscal 2011 and Fiscal 2010, respectively.

On August 1, 2006, our subsidiary SMC Macao entered into a service agreement with Star Light Electronics Company Limited, an indirect wholly-owned subsidiary of Starlight International, to provide shipping and engineering services to us for a fee of $25,000 per month.  This amount increased to $29,000 per month effective July 1, 2008 however, due to a decrease in services provided to us, the fee was reduced for a period of time. Effective July 1, 2009 this amount was permanently reduced to $14,000 per month. Effective August 1, 2010 the amount was again reduced to $8,000 per month due to decreased services provided to us.  For Fiscal 2011 and Fiscal 2010, this service charge was $120,000 and $216,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent Certified Public Accountants for professional services rendered for Fiscal 2011 and Fiscal 2010:

Fee Category	Fiscal 2011	Fiscal 2010

Audit Fees	$112,793	$117,147
Tax Fees	10,000	15,000
All Other Fees	6,640	1,000

Total Fees	$129,433	$133,147

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by Mallah Furman, Certified Public in connection with statutory and regulatory filings or engagements

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.

Out of the total Fiscal 2011 and Fiscal 2010 audit and other fees, $115,972 and $127,890 were billed by Mallah Furman, Certified Public Accountants respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2011 and 2010

Consolidated Statements of Operations—Years ended March 31, 2011, 2010 and 2009.

Consolidated Statements of Shareholders' (deficit) Equity—Years ended March 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows—Years ended March 31, 2011, 2010 and 2009.

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

THE SINGING MACHINE COMPANY, INC.

Date: June 29, 2011	By:	/s/ Gary Atkinson
Gary Atkinson
Interim Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Gary Atkinson	Interim Chief Executive Officer	June 29, 2011
Gary Atkinson

/s/ Carol Lau	Chief Financial Officer	June 29, 2011
Carol Lau

BERNARD APPEL	Director	June 29, 2011
Bernard Appel

HARVEY JUDKOWITZ	Director	June 29, 2011
Harvey Judkowitz

STEWART MERKIN	Director	June 29, 2011
Stewart Merkin

YAT TUNG LAU	Director	June 29, 2011
Yat Tung Lau

PETER HON	Director	June 29, 2011
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for the years ended March 31, 2011, 2010, 2009. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Mallah Furman

Fort Lauderdale, Florida
June 20, 2011

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
Assets
Current Assets
Cash	$674,712	$865,777
Accounts receivable, net of allowances of $175,804 and $185,407, respectively	1,205,209	983,791
Due from factor	-	14,987
Due from related party - Starlight Consumer Electronics USA, Inc.	73,348	73,918
Due from related party - Starlight Electronics Co., Ltd.	-	75,316
Inventories,net	3,016,945	2,804,848
Prepaid expenses and other current assets	59,310	118,465
Total Current Assets	5,029,524	4,937,102

Property and Equipment, net	333,851	736,966
Other Non-Current Assets	164,678	164,644
Total Assets	$5,528,053	$5,838,712

Liabilities and Shareholders' (Deficit) Equity
Current Liabilities
Accounts payable	$1,118,674	$895,713
Due to related party - Starlight Marketing Development, Ltd.	2,063,213	860,355
Due to related party - Ram Light Management, Ltd.	1,683,247	1,683,747
Due to related party - Starlight R&D, Ltd.	431,373	431,653
Due to related party - Cosmo Communications USA, Inc.	217,493	199,996
Due to related party - Starlight Electronics Co., Ltd.	132,386	-
Due to related parties - Other Starlight Group Companies	88,249	7,284
Accrued expenses	256,535	227,257
Short-term loan - bank	-	1,091,828
Current portion of long-term financing obligation	4,547	18,186
Obligations to clients for returns and allowances	435,341	742,009
Warranty provisions	144,022	123,708
Total Current Liabilities	6,575,080	6,281,736

Long-term financing obligation, less current portion	-	4,547
Total Liabilities	6,575,080	6,286,283

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,835,793 and 37,585,794 shares issued and outstanding	378,357	375,857
Additional paid-in capital	19,116,318	19,098,726
Accumulated deficit	(20,541,702)	(19,922,154)
Total Shareholders' Deficit	(1,047,027)	(447,571)
Total Liabilities and Shareholders' Deficit	$5,528,053	$5,838,712

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2011	March 31, 2010	March 31, 2009

Net Sales	$19,165,979	$21,277,370	$31,780,709

Cost of Goods Sold	14,921,289	17,291,011	25,836,586

Gross Profit	4,244,690	3,986,359	5,944,123

Operating Expenses
Selling expenses	1,838,217	3,114,552	3,160,950
General and administrative expenses	2,575,032	3,388,203	4,346,627
Depreciation and amortization	430,115	439,432	459,354
Total Operating Expenses	4,843,364	6,942,187	7,966,931

Loss from Operations	(598,674)	(2,955,828)	(2,022,808)

Other Expenses
Interest expense	(20,874)	(94,979)	(131,755)

Net Other Expenses	(20,874)	(94,979)	(131,755)

Loss before provision for income taxes	(619,548)	(3,050,807)	(2,154,563)

Provision for income taxes	-	-	(36,652)

Net Loss	$(619,548)	$(3,050,807)	$(2,191,215)

Loss per Common Share
Basic	$(0.016)	$(0.081)	$(0.067)
Diluted	$(0.016)	$(0.081)	$(0.067)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,731,684	37,519,668	32,712,191

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2011	March 31, 2010	March 31, 2009

Cash flows from operating activities
Net Loss	$(619,548)	$(3,050,807)	$(2,191,215)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	430,115	439,432	459,354
Change in inventory reserve	101,932	(396,320)	247,404
Change in allowance for bad debts	(9,603)	(76,572)	141,081
Stock compensation	20,092	24,339	32,826
Warranty provisions	20,314	(164,331)	70,227
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(211,815)	244,671	49,182
Inventories	(314,029)	2,321,139	(1,462,087)
Prepaid expenses and other current assets	59,156	408,098	(114,011)
Other non-current assets	(34)	14,718	(10,000)
Increase (Decrease) in:
Accounts payable	222,961	(1,693,056)	1,670,341
Accounts payable - related party	1,508,811	1,535,410	1,992,407
Accrued expenses	29,278	(195,003)	12,845
Obligations to clients for returns and allowances	(306,668)	(166,440)	129,456
Net cash provided by (used in) operating activities	930,962	(754,722)	1,027,810
Cash flows from investing activities
Purchase of property and equipment	(27,000)	(291,276)	(747,844)
Proceeds from disposal of property and equipment	-	1,648	-
Net cash used in investing activities	(27,000)	(289,628)	(747,844)
Cash flows from financing activities
Borrowings from factor, net	14,987	58,867	57,597
Net (payments on) proceeds from short-term bank obligation	(1,091,828)	1,091,828	-
(Payments) proceeds persuant to factoring facility	-	(179,545)	799,113
Net (payments on) proceeds from long-term financing obligation	(18,186)	(18,186)	40,919
Net payments on advances from related parties	-	-	(668,248)
Net cash (used in) provided by financing activities	(1,095,027)	952,964	229,381
Change in cash and cash equivalents	(191,065)	(91,386)	509,347

Cash and cash equivalents at beginning of period	865,777	957,163	447,816
Cash and cash equivalents at end of period	$674,712	$865,777	$957,163

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$20,874	$94,979	$136,826
Cash paid (refunded) for Income Taxes	$1,600	$(23,520)	$60,322

Non-Cash Financing Activities:
Conversion of trade payable to equity	$-	$-	$669,222

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at March 31, 2008	-	$-	31,758,400	$317,584	18,430,612	$(14,680,132)	$4,068,064

Net Income	-	-	-	-	-	(2,191,215)	(2,191,215)
Employee compensation-stock option	-	-	-	-	17,825	-	17,825
Director Fees	-	-	33,336	333	14,668	-	15,001
Issuances of common stock	-	-	5,657,696	56,577	612,645	-	669,222
Balance at March 31, 2009	-	-	37,449,432	374,494	19,075,750	(16,871,347)	2,578,897

Net Income	-	-				(3,050,807)	(3,050,807)
Employee compensation-stock option	-	-			9,339		9,339
Director Fees	-	-	136,362	1,363	13,637		15,000
Balance at March 31, 2010	-	-	37,585,794	$375,857	$19,098,726	$(19,922,154)	$(447,571)

Net Income	-	-				(619,548)	(619,548)
Employee compensation-stock option	-	-			12,592		12,592
Director Fees	-	-	249,999	2,500	5,000		7,500

Balance at March 31, 2011	-	$-	37,835,793	$378,357	$19,116,318	$(20,541,702)	$(1,047,027)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING STANDARDS CODIFICATION
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Subtopic 105-10, Generally Accepted Accounting Principles ("FASB ASC 105-10").  This standard establishes an integrated source of existing authoritative accounting principles to be applied by all non-governmental entities and is effective for interim ad annual periods ending after September 15, 2009.  The adoption of FASB ASC 105-10 by the Company did not have a material impact on our financial statements and only resulted in modifications in accounting reference in our footnotes and disclosures

PRINCIPLES OF CONSOLIDATION
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

ACCOUNTS RECEIVABLE FACTORING
The Company’s former factoring facility only financed non-recourse accounts receivable.  Such receivables were considered to have been sold in accordance with ASC 860-30 Transfers and Servicing Secured Borrowing and Collateral.  Accordingly, advances received pursuant to the factoring facility have been netted against the accounts receivable on the accompanying Consolidated Balance Sheets.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions. The insured amounts at foreign financial institutions at March 31, 2011 and March 31, 2010 are $27,448 and $734,908, respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.

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

REVENUE RECOGNITION
Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 7.6%, 11.1%, and 8.7% of the gross sales for the twelve months ended March 31, 2011, 2010, and 2009, respectively.

STOCK BASED COMPENSATION
The Company began to apply the provisions of FASB ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity, starting on January 1, 2006.  ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of the provisions of ASC 718-20, for the years ended March 31, 2011, 2010 and 2009, the stock option expense was $12,591, $9,340 and $17,285, respectively.  Employee stock option compensation expense in fiscal years 2011, 2010 and 2009 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

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

•	For the year ended March 31, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of three years.

•	For the year ended March 31, 2010: expected dividend yield 0%, risk-free interest rate of 0.41%, volatility 268.4% and expected term of three years.

•	For the year ended March 31, 2009: expected dividend yield 0%, risk-free interest rate of 0.57% to 1.41%, volatility 70.22% and 80.07% and expected term of three years.

ADVERTISING
Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 8% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2011, 2010 and 2009 was $685,416, $944,072 and $475,167, respectively.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the years ended March 31, 2011, 2010 and 2009, these amounts totaled $66,875, $45,146 and $51,634, respectively.

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

The Company also follows the provisions in FASB ASC 740, Accounting for Uncertainty in Income Taxes.  ASC 740 defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return.  As of March 31, 2011 this position did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2011 and March 31, 2010, The Singing Machine had gross deferred tax assets of approximately $3.5 million and $4.1 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.5 million and $4.1 million, respectively.

As of March 31, 2011 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2008 through March 31, 2010.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.   Cash and cash equivalent balances at March 31, 2011 and March 31, 2010 were $674,712 and $865,777, respectively.

SHIPPING AND HANDLING COSTS
Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the statement of operations.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2011	2010

Finished Goods	$3,467,946	$3,153,917
Less: Inventory Reserve	(451,001)	(349,069)

Total Inventories	$3,016,945	$2,804,848

Inventory consigned to a distribution center at March 31, 2011 and March 31, 2010 was $353,201 and $353,557, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING AGREEMENT

On June 8, 2010 the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities. As of March 31, 2010, the Company had  $1,091,828 outstanding amounts due to DBS relating to the financing facility.  This amount was paid through August 31,2010.  The Company does not have a new factoring facility at March 31, 2011.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2011	2010

Computer and office equipment	5 years	$660,948	$660,948
Furniture and fixtures	5-7 years	217,875	217,875
Leasehold improvement	*	151,503	151,503
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,847,106	1,820,106
		2,978,953	2,951,953

Less: Accumulated depreciation and amortization		(2,645,102)	(2,214,987)
		$333,851	$736,966

* Shorter of remaining term of lease or useful life
Depreciation and amortization for fiscal years ended 2011, 2010, and 2009 was $430,115, was $439,432, and $459,354, respectively.

NOTE 6 – DUE TO RELATED PARTIES, NET

As of March 31, 2011 the Company had $4,542,613 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Development Ltd in the amount of $2,063,213 and to Ram Light Management, Ltd in the amount of $1,683,247, trade payables for consumer electronic products of $217,493 due to Cosmo USA, and $431,373 due to Starlight R&D for tooling and tooling modifications.  There were net additional amounts due to other Starlight Group companies totaling $147,287 related to other expenses provided to us by these companies.

As of March 31, 2010 the Company had $3,033,801 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Development Ltd in the amount of $860,355 and to Ram Light Management, Ltd in the amount of $1,683,747, trade payables for consumer electronic products of $199,996 due to Cosmo USA, and $431,653 due to Starlight R&D for tooling and tooling modifications.  There were net additional amounts due from other Starlight Group companies totaling $141,950 related to other expenses and services provided by us to these companies.
.
NOTE 7 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable.  All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheet.  When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable.  As of the periods ended March 31, 2011 and March 31, 2010 obligations to clients for returns and allowances reclassified from accounts receivable were $435,341 and $742,009, respectively.  There were no credit amounts requested by clients to be paid for the periods ended March 31, 2011 and March 31, 2010 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 8 – FINANCING

As of March 31, 2010 the Company owed DBS Bank $1,091,828 pursuant to an accounts payable financing facility. The proceeds were used to pay China manufacturing vendors.  The balance of this facility was repaid during fiscal year 2011.  The Company does not have a borrowing facility with a financial institution at March 31, 2011.

On June 8, 2010 the Company was notified by DBS Bank that our credit and factoring facilities totaling $13.0M were being withdrawn effective upon receipt of amounts due on both factoring and accounts payable financing facilities.

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  We estimate our bridge financing requirements from the Group will be between $250,000 and $500,000 for the fiscal year ending March 31, 2012.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  During the fiscal year ended March 31, 2011, our related party debt increased by approximately $1.5 million. Taking into account internally generated funds and credit facilities available to the Group and proposed use of proceeds which include up to $500,000 of bridge financing for the Company, we have concluded that the Group will have sufficient working capital to provide bridge financing to the Company for at least the next 12 months.

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

As of March 31, 2011 the total amount due to MGA Entertainment, Inc. was $304,216.  This amount includes:  $62,216 of additional royalties due in excess of guaranteed minimum advances on the karaoke products licensing agreement and $242,000 for guaranteed minimum advances on the consumer electronics agreement. These amounts have not been included in the consolidated financial statements since it would be considered a “gross-up” of the balance sheet.  The amounts due have not been paid due to litigation between Mattel Inc. and MGA Entertainment Inc. wherein Mattel has legally challenged MGA’s trademark rights to the BRATZ™ franchise. Prior to the Company entering into the above License Agreements with MGA, Mattel, a competitor to MGA, filed a complaint against MGA on or about April, 2005 alleging ownership to the “Bratz” concept. The Mattel/MGA Litigation was tried in phases and, on July 17, 2008, a jury returned a verdict in favor of Mattel and against MGA concerning ownership of the Bratz concept. The Jury determined that MGA did not and never did own any right, title or interest in or to the ÒBratzÓ identity including the brand, sculptures, likenesses, trademarks etc. The cases were retried in January and February 2011 and the jury found in favor of MGA in both matters.  Notwithstanding the jury verdict, the case is still pending and Mattel is expected to appeal.

MGA Entertainment, Inc. (MGA) filed an action against the Company on April 16, 2010 alleging breach of contract, breach of implied covenant of good faith and fair dealing, and conversion claims relating to the above licensing agreements.

The Company has responded to the above captioned case and has removed the case to federal court, case no. CV 10-03761 DOC (RNBX). Based upon legal opinion from outside Counsel, the Company believes it has defenses to the claims raised by MGA. At the time of this filing, the case is still in early stages of litigation and the outcome is unknown. See Item 3, “Legal Proceedings” for more detailed disclosure on this litigation.

The Company has also filed a class-action lawsuit on behalf of itself and all similarly situated licensees against MGA in the Central District Court of California, case no. CV 10-4536-DOC(RNBX). The Company alleges breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws.
Based on advice from Counsel, the Company is of the opinion the Mattel/MGA Litigation will not materially affect the outcome of the MGA/Singing Machine Litigation.  The Company’s class-action lawsuit is based on the belief that the above licensing agreements with MGA were entered into through an intentional or negligent concealment of a known material fact on the part of MGA – namely the pending lawsuit by Mattel challenging MGA’s ownership of the Bratz designs that were the very subject of the license agreements.  The Company has not accrued any additional liability beyond the initial $85,000 originally recorded for this vendor. Due to the multiple pending cross-litigation between the Company and MGA, the Company cannot provide a reasonable estimate of contingent liability.

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

Based on the conclusion reached in the legal memorandum, management does not believe that the Company will have any further liability and has not accrued any liability in this matter.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the years ended March 31, 2011, 2010 and 2009 was $773,964, $864,523 and $961,226, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2011 are as follows:

Property Leases
For fiscal year ending
March 31,
2012	$675,460
2013	671,044
2014	57,384
2015	-
2016 and beyond	-
$1,403,888

The above property lease payments are gross payments which are not net of supplemental sublease fees we receive.  During fiscal years 2011, 2010 and 2009 the Company received fees of approximately $15,000, $45,000 and $45,000 respectively, for sublease of warehouse space and warehousing services provided to affiliated entities out of its California warehouse.

Such fees have been offset against rent expense in the consolidated statements of operations.

FINANCING

The Company primarily relied on its parent company, The Group, favorable vendor payment terms and one major customer’s “Quick-Pay” program for financing the company’s operations during Fiscal 2011. The company will continue to rely on The Group to finance any working capital shortfalls during fiscal year ending March 31, 2012 as the Company attempts to secure an Accounts Receivable factoring facility to replace the DBS factoring facility that was terminated in June 2010.  Any change in the ability of The Group to provide financing or the company’s inability to secure a replacement factoring agreement could adversely affect our ability to pay vendors and receive product to fill customer orders.

NOTE 10 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2011, 2010, and 2009, the Company issued the following common stock shares:

2011:

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

For the years ended March 31, 2011, 2010 and 2009, common stock equivalents to purchase 551,380, 1,836,710 and 3,209,965 shares of stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2011, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of March 31, 2011, the Company had 326,105 options available to be granted under the 2001 Plan. As of March 31, 2010, the Company had 870,775 options available to be granted under the 1994 Plan.

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

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	646,710	$0.62	1,133,215	$0.64	1,247,815	$1.25
Granted	580,000	$0.06	60,000	$0.11	420,000	$0.13
Exercised	-	-	-	-	-	-
Forfeited	(35,330)	$0.91	(546,505)	$0.53	(534,600)	$1.90
Balance at end of period	1,191,380	$0.56	646,710	$0.56	1,133,215	$0.58

Options exercisable at end of period	611,380	$0.54	586,710	$0.62	709,965	$0.83

The following table summarizes information about employee stock options outstanding at March 31, 2011:

Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$.03 - $.77	1,136,000	7.9	0.23	556,000	0.46
$1.20 - $9.00	55,380	3.1	1.93	55,380	1.93
	1,191,380			611,380

Prior to April 1, 2005, in accordance with ASC 713-10, for options issued to employees, the Company applied the intrinsic value method.

NOTE 11 - INCOME TAXES

The Company files tax returns in the United States. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2011, 2010 and 2009, the Macau Subsidiary recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation.  As of March 31, 2011, 2010 and 2009, The Singing Machine had net deferred tax assets of approximately $3.5 million, $4.1 million, and $3.1 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.5 million, $4.1 million, and $3.1 million, respectively.

The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2011, 2010, and 2009:

	2011	2010	2009

Current:
U.S. Federal	$(391,685)	$(999,213)	$(878,241)
State	(34,793)	(96,851)	(77,918)
Deferred	426,478	1,096,064	992,811
	$-	$-	$36,652

The United States and foreign components of income (loss) before income taxes are as follows:

	2011	2010	2009

United States	(1,152,015)	(2,938,861)	$(2,583,061)
Foreign	532,467	(111,226)	428,498
	$(619,548)	$(3,050,087)	$(2,154,563)

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2011, 2010, and 2009 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2011	2010	2009

Expected tax (benefit) expense	(210,646)	(1,037,030)	$(732,551)
State income taxes, net of Federal income tax benefit	(34,794)	(96,852)	(77,919)
Permanent differences	4,347	3,430	6,446
Change in valuation allowance	(632,559)	983,094	652,738
Tax rate differential on foreign earnings	(181,039)	37,817	(145,689)
Other	1,054,691	109,541	333,627
Actual tax (benefit) expense	-	-	$36,652

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2011	2010	2009

Deferred tax assets:
Federal net operating loss carryforward	$2,141,339	$2,822,902	$1,616,816
State net operating loss carryforward	852,549	606,284	509,378
AMT credit carryforward	70,090	70,090	70,090
Inventory differences	24,572	263,103	445,109
Allowance for doubtful accounts	59,773	63,038	89,073
Reserve for sales returns	48,967	42,061	97,933
Charitable contributions	60,700	60,700	60,700
Accrued Vacation	8,550	12,385	12,568
Depreciation and amortization	198,606	149,478	197,614
Amortization of reorganization intangible	15,329	22,993	30,658
Total deferred tax assets	3,480,475	4,113,034	3,129,940
Total deferred tax liability	-	-	-
Net deferred tax assets before valuation allowance	3,480,475	4,113,034	3,129,940
Valuation allowance	(3,480,475)	(4,113,034)	(3,129,940)
Net deferred tax assets	$-	$-	$-

At March 31, 2011, the Company has federal tax net operating loss carry forwards in the amount of approximately $6.3 million, which expire beginning in the year 2023.  In addition, state tax net operating loss carry forwards in the amount of approximately $10.0 million which expire beginning in 2013. The Company is no longer subject to income tax examinations for fiscal years before 2008.

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary and Hong Kong Subsidiary, until its date of sale. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31,

	2011	2010	2009

North America	$18,925,399	$18,512,225	$26,154,402
Europe	240,580	2,740,842	4,813,309
Others	-	24,303	812,998
	$19,165,979	$21,277,370	$31,780,709

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2011, 2010, and 2009 totaled $18,660, $15,749 and $17,825, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2011, 61% of accounts receivable were due from two customers in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 37% and 24% at March 31, 2011.  Accounts receivable from customers that individually owed over 10% of total accounts receivable was 42% and 15% at March 31, 2010. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2011, 2010, and 2009 were 74%, 74% and 61% of total revenues, respectively. Revenues derived from top three customers in 2011, 2010 and 2009 as percentage of the total revenue were 29%, 25% and 9%; 28%, 17% and 13%; and 21%, 18% and 10%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Hong Kong and Macau Subsidiaries aggregated $5.0 million in 2011, $3.6 million in 2010 and $17.1 million in 2009.

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

During fiscal years 2011, 2010, and 2009, manufacturers in the People's Republic of China ("China") accounted for approximately 99%, 99% and 99%; respectively of the Company's total product purchases, including all of the Company's hardware purchases.

NOTE 15 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2011, 2010, and 2009 are set forth in the following table:

	Sales	Gross Profit	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
	(In thousands)	(In thousands)	(In thousands)
2011
First quarter	$2,092	$576	$(480)	$(0.01)	$(0.01)
Second quarter	8,358	1,693	292	0.01	0.01
Third quarter	6,936	1,633	81	0.00	0.00
Fourth quarter	1,780	343	(513)	(0.02)	(0.02)
Fiscal Year 2011	$19,166	$4,245	$(620)	$(0.02)	$(0.02)

2010
First quarter	$814	$(286)	$(1,553)	$(0.04)	$(0.04)
Second quarter	6,991	1,384	(313)	(0.01)	(0.01)
Third quarter	11,976	2,994	247	0.01	0.01
Fourth quarter	1,496	(196)	4,670	(0.04)	(0.04)
Fiscal Year 2010	$21,277	$3,896	$3,051	$(0.08)	$(0.08)

2009
First quarter	$1,770	$203	$(1,050)	$(0.03)	$(0.03)
Second quarter	12,616	2,021	103	-	-
Third quarter	16,612	3,772	464	0.01	0.01
Fourth quarter	783	(52)	(1,708)	(0.05)	(0.05)
Fiscal Year 2009	$31,781	$5,944	$(2,191)	$(0.07)	$(0.07)

NOTE 16 – RELATED PARTY TRANSACTIONS

TRADE
On August 1 2010, our subsidiary SMC-L entered into a service and logistics agreement with Starlite Consumer Electronics (USA), Inc. (“Starlite USA”), an indirect wholly-owned subsidiary of Starlight International, and Cosmo USA to provide logistics, fulfillment, and warehousing services for Starlite USA and Cosmo USA, domestic sales.  For these services, Starlite USA and Cosmo USA have agreed to pay the Company an annual service fee of $1,000,000 payable monthly beginning August 1, 2010. This agreement generated approximately $667,000 for Fiscal 2011 and is projected to generate $333,000 in fees for Fiscal 2012. These amounts were used to offset logistics expenses for the warehouse and are shown in the accompanying Consolidated Statements of Operations as a component of general and administrative expenses.  This agreement terminates on July 31, 2011 at which time another annual agreement is expected to be signed for approximately the same amount.

During Fiscal 2011 we sold approximately $1,659,000 of product to Star Light Electronics Company, Ltd. (“Star Light”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. In addition, we sold and additional 234,000 of product to Cosmo from our California warehouse facility. The average gross profit margin on sales to Cosmo yielded 11.4%.  Cosmo was our primary distributor of the Company’s product to Canada in Fiscal 2011 and will continue in this role for Fiscal 2012.

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

On August 1, 2006, our subsidiary SMC Macao entered into a service agreement with Star Light Electronics Company Limited, an indirect wholly-owned subsidiary of Starlight International, to provide shipping and engineering services to us for a fee of $25,000 per month.  This amount increased to $29,000 per month effective July 1, 2008 however, due to a decrease in services provided to us, the fee was reduced for a period of time. Effective July 1, 2009 this amount was permanently reduced to $14,000 per month. Effective August 1, 2010 the amount was again reduced to $8,000 per month due to decreased services provided to us.  For Fiscal 2011 and Fiscal 2010, this service charge was $120,000 and $216,000, respectively.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2011	2010
Estimated return and allowance liabilities at beginning of period	$123,708	$288,039
Costs accrued for new estimated returns and allowances	588,927	502,038
Return and allowance obligations honored	(568,613)	(666,369)

Estimated return and allowance liabilities at end of period	$144,022	$123,708

NOTE 18 – SUBSEQUENT EVENTS

We evaluated the effects of all subsequent events from the end of the fiscal year ended March 31, 2010 through May 15, 2011, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").  There are no events requiring disclosure as per FASB ASC 855, Subsequent Events (“ASC 855”).

SUPPLEMENTAL DATA
SCHEDULE II

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance	Costs and	End of
Description	Period	Expenses	for Write off	Expenses	Period

Year ended March 31, 2011
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$185,407	$20,143	$(29,746)	$-	$175,804
Deferred tax valuation allowance	$4,113,034	$(632,559)	$-	$-	$3,480,475
Inventory reserve	$349,069	$101,932	$-	$-	$451,001

Year ended March 31, 2010
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$261,980	$59,085	$(135,658)	$-	$185,407
Deferred tax valuation allowance	$3,129,940	$983,094	$-	$-	$4,113,034
Inventory reserve	$745,388	$376,855	$(773,174)	$-	$349,069

Year ended March 31, 2009
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$120,899	$197,178	$(70,058)	$13,961	$261,980
Deferred tax valuation allowance	$2,477,202	$689,390	$(36,652)	$-	$3,129,940
Inventory reserve	$497,984	$700,709	$(316,734)	$(136,571)	$745,388