Form 10-Q
period 2011-06-30
SINGING MACHINE CO INC
filed 2011-08-10
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,835,793 as of July 24, 2011

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2011(Unaudited) and March 31, 2011	3

	Consolidated Statements of Operations - Three months ended June 30, 2011 and 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows - Three months ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements- June 30, 2011 (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 4T.	Controls and Procedures	16

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$755,682	$674,712
Accounts receivable, net of allowances of $169,765 and $175,804, respectively	851,747	1,205,209
Due from related party - Starlight Consumer Electronics USA, Inc.	119,431	73,348
Due from related party - Starlight Electronics Co., Ltd.	61,234	-
Inventories,net	2,976,674	3,016,945
Prepaid expenses and other current assets	40,705	59,310
Total Current Assets	4,805,473	5,029,524

Property and Equipment, net	379,074	333,851
Other Non-Current Assets	164,678	164,678
Total Assets	$5,349,225	$5,528,053

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$1,598,217	$1,118,674
Due to related party - Starlight Marketing Development, Ltd.	2,011,470	2,063,213
Due to related party - Ram Light Management, Ltd.	1,683,247	1,683,247
Due to related party - Starlight R&D, Ltd.	431,373	431,373
Due to related party - Cosmo Communications USA, Inc.	237,994	217,493
Due to related party - Starlight Electronics Co., Ltd.	91,477	132,386
Due to related parties - Other Starlight Group Companies	9,534	88,249
Accrued expenses	247,702	256,535
Current portion of long-term financing obligation	-	4,547
Obligations to clients for returns and allowances	522,730	435,341
Warranty provisions	63,333	144,022
Total Current Liabilities	6,897,077	6,575,080

Total Liabilities	6,897,077	6,575,080

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,835,793 and 37,835,793 shares issued and outstanding, respectively	378,357	378,357
Additional paid-in capital	19,123,410	19,116,318
Accumulated deficit	(21,049,619)	(20,541,702)
Total Shareholders' Deficit	(1,547,852)	(1,047,027)
Total Liabilities and Shareholders' Deficit	$5,349,225	$5,528,053

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended
	June 30, 2011	June 30, 2010

Net Sales	$1,788,046	$2,091,627

Cost of Goods Sold	1,359,503	1,515,734

Gross Profit	428,543	575,893

Operating Expenses
Selling expenses	348,676	249,089
General and administrative expenses	555,612	675,576
Depreciation and amortization	32,078	122,052
Total Operating Expenses	936,366	1,046,717

Loss from Operations	(507,823)	(470,824)

Other Expenses
Interest expense	(94)	(8,636)

Net Other (Expenses)	(94)	(8,636)

Loss before provision for income taxes	(507,917)	(479,460)

Provision for income taxes	-	-

Net Loss	$(507,917)	$(479,460)

Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,835,793	37,585,794

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities
Net Loss	$(507,917)	$(479,460)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	32,078	122,052
Change in inventory reserve	1,004	-
Change in allowance for bad debts	(6,039)	22,150
Stock compensation	7,092	370
Warranty provisions	(80,690)	(3,296)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	359,502	50,590
Inventories	39,267	(19,364)
Prepaid expenses and other current assets	18,605	19,788
Increase (Decrease) in:
Accounts payable	479,543	767,730
Accounts payable - related party	(258,182)	264,341
Accrued expenses	(8,833)	(35,019)
Obligations to clients for returns and allowances	87,388	(38,656)
Net cash provided by operating activities	162,818	671,226
Cash flows from investing activities
Purchase of property and equipment	(77,301)	-
Net cash used in investing activities	(77,301)	-
Cash flows from financing activities
Retention by factor, net	-	(132,440)
Net payments pursuant to factoring facility	-	(533,929)
Net repayment of short-term bank loan	-	(811,295)
Payments on long-term financing obligation	(4,547)	(3,031)
Net loan proceeds from related parties	-	225,752
Net cash used in financing activities	(4,547)	(1,254,943)
Change in cash and cash equivalents	80,970	(583,717)

Cash and cash equivalents at beginning of period	674,712	865,777
Cash and cash equivalents at end of period	$755,682	$282,060

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$94	$8,636

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
June 30, 2011

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in foreign financial institutions.  The amounts at June 30, 2011 and March 31, 2011 are $95,834 and $27,448, respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.  As of June 30, 2011 and March 31, 2011 the amounts uninsured in United States banks were $409,848 and $397,264 respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 718-20 FASB ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity (“ASC 718-20”) starting on January 1, 2006.  ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20   The Company continues to use the Black-Scholes option valuation model to value stock options.  For the three months ended June 30, 2011 and June 30, 2010 the stock option expense was $7,092 and $370, respectively.  Employee stock option compensation expense in fiscal years 2011 and 2010 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended June 30, 2011 the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.  Set forth below are the assumptions used in the periods presented:

•	For the three months ended June 30, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of three years.

•	For the three months ended June 30, 2010: expected dividend yield 0%, risk-free interest rate of 0.41%, volatility 268.4% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the clients’ inventory purchases. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2011 and 2010 was $86,976 and $110,212, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations.  For the three months ended June 30, 2011 and 2010, these amounts totaled $7,648 and $7,000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In 2009 the FASB issued pronouncement ASC 810-10 regarding improvements to financial reporting by enterprises involved with Variable Interest Entities. The pronouncement requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The pronouncements were effective for fiscal years beginning after November 15, 2009.  The adoption of this new standard did not impact our consolidated statements of operation our consolidated balance sheets.

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740 10-25, Accounting for Uncertainty in Income Taxes, which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return.  As of June 30, 2011 this position did not result in any adjustment to the Company’s provision for income taxes.

As of June 30, 2011 and March 31, 2011, The Singing Machine had gross deferred tax assets of approximately $3.7 million and $3.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.7 million and $3.5 million, respectively.

As of June 30, 2011 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2008 through March 31, 2011.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	June 30,	March 31,
	2011	2011
	(unaudited)

Finished Goods	$3,149,133	$3,467,946
Inventory in Transit	279,546	-
Less: Inventory Reserve	(452,005)	(451,001)

Net Inventories	$2,976,674	$3,016,945

Inventory consigned to customers at June 30, 2011 and March 31, 2011 were $353,201.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2011	2011
		(unaudited)

Computer and office equipment	5 years	$662,749	$660,948
Furniture and fixtures	5-7 years	217,875	217,875
Leasehold improvements	*	151,503	151,503
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,922,607	1,847,106
		3,056,255	$2,978,953

Less: Accumulated depreciation		(2,677,181)	(2,645,102)
		$379,074	$333,851

* Shorter of remaining term of lease or useful life

Depreciation expense for the three months ended June 30, 2011 and June 30, 2010 was $32,078 and $122,052, respectively.

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable.  All credit balances in clients’ accounts receivable are reclassified to “obligations to clients for returns and allowances” in current liabilities on the consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the consolidated balance sheet.  When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable.  As of June 30, 2011 and March 31, 2011 obligations to clients for returns and allowances reclassified from accounts receivable were $522,730 and $435,341 respectively.  There were no credit amounts requested by clients to be paid for the periods ended June 30, 2011 and March 31, 2011 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

MGA ENTERTAINMENT, INC. v. THE SINGING MACHINE COMPANY, INC. (CENTRAL DISTRICT COURT OF CALIFORNIA, CASE CV 10-03761 DOC (RNBX) )

MGA Entertainment, Inc. (“MGA”) filed an action against the Company on April 16, 2010 alleging breach of contract, breach of implied covenant of good faith and fair dealing, and conversion claims relating to two licensing agreements between the parties entered into on May 10, 2006 and November 21, 2006. The two licensing agreements involved the manufacture, distribution and marketing of “Bratz” branded merchandise which is a proprietary brand of MGA.

The Company vigorously contested the charges and filed a countersuit against MGA on June 21, 2010 alleging breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws.  Prior to the Company entering into the above license agreements with MGA, Mattel, a competitor to MGA, filed a complaint against MGA on or about April, 2005 alleging ownership to the “Bratz” concept.  The Mattel/MGA litigation was tried in phases however on or about February 2011, the courts ultimately ruled in favor of MGA with regards to ownership of the “Bratz” brand.

On July14, 2011 and subsequent to the quarter ended June 30, 2011, the Company participated in a mediation session with an independent mediator which resulted in a settlement agreement dated July 25, 2011.  This agreement calls for a payment in the amount of $245,000 to be made by the Company to MGA by August 11, 2011.  After considering advice of counsel, conducting risk analysis of potential future legal and administrative costs of litigation, and analysis of potential outcomes, Management believes that it was in the best interest of the Company to settle for the amounts proposed by the mediator.

Pursuant to the settlement agreement the Company has recorded an additional liability of approximately $160,000 in the current quarter ended June 30, 2011.  This additional accrual, which is included in selling expenses, when combined with the previously accrued liability of approximately $85,000 covers all amounts to be paid pursuant to this settlement.

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service (“IRS”) notified International SMC (HK) Limited “ISMC (HK)”, a former foreign subsidiary, of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125.  ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”).  The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters.  On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. On June 30, 2011 the IRS filed an updated  federal tax lien in the amount of approximately $293,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID.  Management sought independent legal counsel to assess the potential liability, if any, on the Company.  In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

•	The IRS’s asserted position that the Company is not the taxpayer.
•	The 1120- F tax liability was recorded under the taxpayer identification number belonging to ISMC and not the Company’s taxpayer identification number
•	The IRS would be barred from recovery since it failed to assess or issue a notice of levy within the three year statute of limitations

Based on the conclusion reached in the legal memorandum, management does not believe that the Company will have any further liability and has not accrued any liability in this matter.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Coconut Creek, Florida and City of Industry, California. The leases expire at varying dates. Rent expense for the three months ended June 30, 2011 and 2010 was $189,382 and $212,835, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2011 are as follows:

Leases
For period ending

2012	$510,728
2013	671,044
2014	57,384
$1,239,156

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2011 and 2010, the Company did not issue any shares of its common stock.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2011, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of June 30, 2011 the Company granted 1,623,895 options under the Year 2001 Plan with 1,191,380 options still outstanding, leaving 326,105 options available to be granted.  During the three months ended June 30, 2011 and 2010 there were no stock options issued.

NOTE 9 - GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three months ended June 30, 2011 were made by the Macau Subsidiary.  Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2011	2010

North America	$1,668,121	$2,091,627
Europe	119,925	-
	$1,788,046	$2,091,627

The geographic area of sales was based primarily on the location where the product is delivered.

 NOTE 10 – DUE TO RELATED PARTIES, NET

As of June 30, 2011 and March 31, 2011 the Company had amounts due to related parties in the amounts of $4,465,096 and $4,615,961 respectively, consisting primarily of non-interest bearing trade payables due to Starlight affiliates. As of June 30, 2011 and March 31, 2011 the Company had amounts due from related parties in the amounts of $180,665 and $73,348 respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2011 and June 30, 2010 the Company sold approximately $151,866 and $179,000 respectively to Starlight Electronics at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid.  The average gross profit margin on sales to Starlight Electronics for the three months ended June 30, 2011 and June 30, 2010 was 9.1% and 8.0%, respectively.   The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. This amount was included as a component of cost of goods sold in the accompanying consolidated statements of operations.

The Company purchased products from Starlight Marketing Development, Ltd, (“SMD”) a subsidiary of Starlight International Holding Ltd. The purchases from SMD for the three month period ended June 30, 2011 and 2010 were $48,228 and $208,080 respectively.

During the three month period ended June 30, 2011 and June 30, 2010 the Company purchased products from Cosmo Communications USA, Inc. (“Cosmo USA”) in the amount of $23,000 and $0, respectively.

On August 1, 2010, SMC-L entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales.   The Company received $249,999 and $249,999 in service fees from these affiliates during the three months ended June 30, 2011 and June 30, 2010, respectively.  For the three months ended June 30, 2011 and 2010, the Company additionally received reimbursements from both of these affiliates in the amount of $7,679 and $26,305, respectively for expenses and salaries incurred by SMC-L on their behalf.

NOTE 12 – WARRANTY PROVISIONS

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended
	June 30,	June 30,
	2011	2010
Estimated return and allowance liabilities at beginning of period	$144,021	$123,708
Costs accrued for new estimated returns and allowances	55,245	62,970
Return and allowance obligations honored	(135,933)	(66,266)

Estimated return and allowance liabilities at end of period	$63,333	$120,412

NOTE 13 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, we evaluated the effects of all subsequent events from the end of the first quarter ended June 30, 2011 through August 9, 2011, the date we filed our financial statements with the U.S. Securities and Exchange Commission. Other than  events discussed under Legal Matters in Note-7, there were no additional events to report during this evaluation period.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2011 and 2010.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For three months ended
	June 30, 2011	June 30, 2010

Net Sales	100.0%	100.0%

Cost of Goods Sold	76.0%	72.5%

Gross Profit	24.0%	27.5%

Operating Expenses
Selling expenses	19.5%	11.9%
General and administrative expenses	31.1%	32.3%
Depreciation and amortization	1.8%	5.8%

Total Operating Expenses	52.4%	50.0%

Income from Operations	-28.5%	-22.5%

Other Income (Expenses)
Interest expense	0.0%	-0.4%

Net Other Expenses	0.0%	-0.4%

Net Loss	-28.4%	-22.9%

QUARTER ENDED JUNE 30, 2011 COMPARED TO THE QUARTER ENDED JUNE 30, 2010

NET SALES

Net sales for the quarter ended June 30, 2011 decreased to $1,788,046 from $2,091,627, a decrease of $303,581 as compared to the same period ended June 30, 2010.  This decrease was primarily due to a decrease in direct import sales to one major customer which was caused by timing of factory production schedules which were behind last year’s schedule.

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2011 decreased to $428,543 from $575,893 a decrease of $147,350 as compared to the same period in the prior year.  This decrease is primarily due to the decrease in revenue in the quarter as compared to the same quarter in the prior year.  As a percentage of revenues, our gross profit margin for the three months ended June 30, 2011 was 24.0% compared to 27.5% for the three months ended June 30, 2010.  The decrease in gross profit margin was primarily due to a direct import shipment to a distributor in Europe with aggressive pricing that yielded only 3% gross profit margin and accounted for 1.4 percentage points of the margin decrease. The remaining decrease was due to a one-time charge to cost of sales of approximately $31,000 for “welcome kits” that are included with every unit sold.

OPERATING EXPENSES

For the quarter ended June 30, 2011, total operating expenses decreased to $936,366.  This represents a decrease of $110,351 from the same period’s quarter ended total operating expenses of $1,046,717. Selling expenses increased by $99,587 primarily due to a one-time charge to royalty expense of approximately $160,000 for a likely settlement in the MGA Entertainment legal matter (See discussion in Item 1 – Legal Proceedings). This one-time charge to selling expense was offset by decreased variable selling expenses which were lower by approximately $60,203 due to the reduced sales volume and prepaid outbound freight arrangements.  Total operating expenses were also affected by reduced general administrative expenses associated with expense reductions implemented by management during the first quarter of the fiscal year ended June 30, 2010. These reductions accounted for $119,964 of the decrease in total operating expenses.  The remaining decrease was due to a decrease in depreciation expense of $89,974 primarily due to molds and tools at the end of their useful lives and fully depreciated as of the fiscal year ended March 31, 2011.

General and administrative expenses decreased $119,964 for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  The decrease was primarily due to approximately $44,000 decrease in compensation expense and employee benefits due to reduction in workforce, decrease of approximately $23,000 in reduced rent due to space reduction in the California warehouse facility and reduction in legal expenses of approximately $27,000 due to our attorney waiving all unpaid legal fees relating to the MGA Entertainment legal matter.   The remaining decrease was primarily due to a reduction in charges for services provided by our parent company.

LOSS FROM OPERATIONS

Loss from operations increased $36,999 this quarter, to $507,823 for the three months ended June 30, 2011 compared to a loss from operations of $470,824 for the same period ended June 30, 2011.  The primary reason for the increase in loss from operations was due to a one-time charge to royalty expense of approximately $160,000 for a likely settlement in the MGA Entertainment legal matter. This was offset by a decrease in general and administrative expenses of $119,964 in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $94 from $8,636 for the same period a year ago. The decrease in interest expense was primarily due to the termination of our financing facilities with DBS bank on June 8, 2010 without negotiating any replacement financing.

INCOME TAXES

For the three months ended June 30, 2011 and 2010, the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.

NET LOSS

For the three months ended June 30, 2011 net loss increased to $507,917 compared to a net loss of $479,460 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, Singing Machine had cash on hand of $755,682 as compared to cash on hand of $674,712 as of March 31, 2011. We had a working capital deficit of $2,091,604 as of June 30, 2011.

Net cash provided by operating activities was $162,817 for the three months ended June 30, 2011, as compared to $671,226 used in operating activities the same period a year ago.  The decrease in net cash provided was primarily due to the decrease in amounts due to related parties.

Net cash used by investing activities for the three months ended June 30, 2011 was $77,301 as compared to $0 used by investing activities for the same period ended a year ago.  This increase was due to investment in tooling and molds for new products.

Net cash used in financing activities was $4,547 for the three months ended June 30, 2011, as compared to used in financing activities of $1,254,943 for the same period ended a year ago. Our financing facilities with DBS bank were terminated on June 8, 2010 and we paid all outstanding amounts by the end of August 2010 which accounted for the significant increase in funds used by financing activities for the three months ended June 30, 2010.  Since we have not replaced our financing facility we have relied on related party and vendor financing as well as offering major customers additional discounts in exchange for reduced payment terms.

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  We estimated our bridge financing requirements from the Group to be between $250,000 and $500,000 for the fiscal year ending March 31, 2012.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  Since March 31, 2011, our related party debt has decreased by approximately $258,000 through the period ending June 30, 2011.  Taking into account internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $500,000 of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

As of June 30, 2011, our cash on hand was $755,682. Our average monthly general and administrative expenses are approximately $200,000. We expect that we will require approximately $600,000 for working capital during the next three-month period.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 79.8% and 89.0% of net sales in fiscal 20119and 2009, respectively.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MGA ENTERTAINMENT, INC. v. THE SINGING MACHINE COMPANY, INC. (CENTRAL DISTRICT COURT OF CALIFORNIA, CASE CV 10-03761 DOC (RNBX) )

MGA Entertainment, Inc. (“MGA”) filed an action against the Company on April 16, 2010 alleging breach of contract, breach of implied covenant of good faith and fair dealing, and conversion claims relating to two licensing agreements between the parties entered into on May 10, 2006 and November 21, 2006. The two licensing agreements involved the manufacture, distribution and marketing of “Bratz” branded merchandise which is a proprietary brand of MGA.

The Company vigorously contested the charges and filed a countersuit against MGA on June 21, 2010 alleging breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws.  Prior to the Company entering into the above License Agreements with MGA, Mattel, a competitor to MGA, filed a complaint against MGA on or about April, 2005 alleging ownership to the “Bratz” concept.  The Mattel/MGA litigation was tried in phases however on or about February 2011, the courts ultimately ruled in favor of MGA with regards to ownership of the “Bratz” brand.

On July14, 2011 and subsequent to quarter ending June 30, 2011, the Company participated in a mediation session with an independent mediator which resulted in a settlement agreement dated July 25, 2011.  This agreement calls for a payment in the amount of $245,000 to be made by the Company to MGA by August 11, 2011.  After considering advice of counsel, conducting risk analysis of potential future legal and administrative costs of litigation, and analysis of potential outcomes, Management believes that it was in the best interest of the Company to settle for the amounts proposed by the mediator.

Pursuant to the settlement agreement the Company has recorded an additional liability of approximately $160,000 in the current quarter ended June 30, 2011.  This additional accrual, which is included in selling expenses, when combined with the previously accrued liability of approximately $85,000 covers all amounts to be paid pursuant to this settlement.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 9, 2011	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer