Form 10-Q
period 2011-09-30
SINGING MACHINE CO INC
filed 2011-11-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____  to ______.

Commission File Number 0 - 24968

THE SINGING MACHINE COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-3795478
(State of Incorporation )	(IRS Employer I.D. No.)

6301 NW 5th Way, STE 2900, Fort Lauderdale FL 33309
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	37,835,793 as of November 10, 2011

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$187,651	$674,712
Accounts receivable, net of allowances of $219,798 and $175,804, respectively	11,400,301	1,205,209
Due from related party - Starlight Consumer Electronics USA, Inc.	111,031	73,348
Due from related party - Starlight Electronics Co., Ltd.	851,796	-
Due from related party - Other Starlight Group Companies	29,257	-
Inventories, net	4,066,581	3,016,945
Prepaid expenses and other current assets	53,246	59,310
Total Current Assets	16,699,863	5,029,524

Property and equipment, net	351,802	333,851
Other non-current assets	165,336	164,678
Total Assets	$17,217,001	$5,528,053

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$6,533,869	$1,118,674
Due to related party - Starlight Marketing Development, Ltd.	2,077,802	2,063,213
Due to related party - Starfair Electronics Company, Ltd.	922,524	-
Due to related party - Ram Light Management, Ltd.	1,683,247	1,683,247
Due to related party - Starlight R&D, Ltd.	431,373	431,373
Due to related party - Cosmo Communications USA, Inc.	235,495	217,493
Due to related party - Starlight Consumer Electronics Co., Ltd.	2,354,779	132,386
Due to related parties - Other Starlight Group Companies	9,534	88,249
Accrued expenses	943,007	256,535
Short-term loan - bank	1,293,327	-
Current portion of long-term financing obligation	-	4,547
Obligations to clients for returns and allowances	368,895	435,341
Warranty provisions	438,368	144,022
Total Current Liabilities	17,292,220	6,575,080

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,835,793 and 37,835,793 shares issued and outstanding, respectively	378,357	378,357
Additional paid-in capital	19,130,503	19,116,318
Accumulated deficit	(19,584,079)	(20,541,702)
Total Shareholders' Deficit	(75,219)	(1,047,027)
Total Liabilities and Shareholders' Deficit	$17,217,001	$5,528,053

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net Sales	$14,149,564	$8,357,672	$15,937,610	$10,449,299

Cost of Goods Sold	10,956,081	6,664,996	12,315,584	8,180,730

Gross Profit	3,193,483	1,692,676	3,622,026	2,268,569

Operating Expenses
Selling expenses	1,041,388	644,921	1,390,064	894,010
General and administrative expenses	654,992	634,033	1,210,604	1,309,609
Depreciation and amortization	29,313	119,716	61,391	241,768
Total Operating Expenses	1,725,693	1,398,670	2,662,059	2,445,387

Income (Loss) from Operations	1,467,790	294,006	959,967	(176,818)

Other Expenses
Interest expense	(2,250)	(2,353)	(2,344)	(10,989)

Net Other Expenses	(2,250)	(2,353)	(2,344)	(10,989)

Income (loss) before provision for income taxes	1,465,540	291,653	957,623	(187,807)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$1,465,540	$291,653	$957,623	$(187,807)

Income (Loss) per Common Share
Basic and Diluted	$0.04	$0.01	$0.03	$(0.00)

Weighted Average Common and Common
Equivalent Shares:
Basic and Diluted	37,835,793	37,668,211	37,835,793	37,627,003

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net Income (Loss)	$957,623	$(187,807)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	61,391	241,768
Inventory reserve charge	153,926	-
Disposal of property and equipment	4,027	-
Change in allowance for bad debts	43,994	23,231
Stock based compensation	14,185	8,239
Warranty provisions	294,346	185,751
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(10,239,086)	(2,526,642)
Inventories	(1,203,562)	(1,860,872)
Prepaid expenses and other current assets	6,064	35,943
Other non-current assets	(658)	(33)
Increase (Decrease) in:
Accounts payable	5,415,195	3,509,559
Accounts payable - related party	2,180,058	2,637,380
Accrued expenses	686,472	257,960
Obligations to clients for returns and allowances	(66,446)	(390,106)
Net cash (used in) provided by operating activities	(1,692,471)	1,934,371
Cash flows from investing activities
Purchase of property and equipment	(83,369)	-
Net cash used in investing activities	(83,369)	-
Cash flows from financing activities
Borrowings from factor, net	-	14,987
Net repayments pursuant to factoring facility	-	(619,567)
Net proceeds (repayments) from short-term bank loan	1,293,326	(1,091,828)
Payments on long-term financing obligation	(4,547)	(9,093)
Net cash provided by (used in) financing activities	1,288,779	(1,705,501)
Change in cash and cash equivalents	(487,061)	228,870

Cash and cash equivalents at beginning of period	674,712	865,777
Cash and cash equivalents at end of period	$187,651	$1,094,647

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,344	$10,989

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
September 30, 2011

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months and six months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

CONCENTRATION OF CREDIT RISK
The Company maintains cash balances in foreign financial institutions.  The amounts at September 30, 2011 and March 31, 2011 are $52,042 and $27,448, respectively.  At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.  As of September 30, 2011 and March 31, 2011 the amounts uninsured in United States banks was $0 and $397,264, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, Compensation – Stock Compensation Awards Classified as Equity (“ASC 718-20”) starting on January 1, 2006.  ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20   The Company continues to use the Black-Scholes option valuation model to value stock options.  For the three and six months ended September 30, 2011, stock option expense was $7,093 and $14,185, respectively. For the three and six months ended September 30, 2010, stock option expense was $369 and $739, respectively.  Employee stock option compensation expense in fiscal years 2011 and 2010 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended September 30, 2011, the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the six months ended September 30, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of three years.

•	For the six months ended September 30, 2010: expected dividend yield 0%, risk-free interest rate of 0.41%, volatility 268.4% and expected term of three years.

ADVERTISING

Costs incurred for producing, publishing and advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the clients’ inventory purchases. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the six months ended September 30, 2011 and 2010 was $608,963 and $389,496, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations.  For the six months ended September 30, 2011 and 2010, these amounts totaled $24,834 and $15,025, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In 2009 the FASB issued pronouncement ASC 810-10 regarding improvements to financial reporting by enterprises involved with Variable Interest Entities. The pronouncement requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The pronouncements were effective for fiscal years beginning after November 15, 2009.  The adoption of this new standard did not impact our consolidated statements of operation or our consolidated balance sheets.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”).  The pronouncement provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring. The additional guidance provided by ASU 2011-02 is for determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulty. ASU 2011-02 ends the deferral of activity-based disclosures related to troubled debt restructurings.  We adopted ASU 2011-02 in the second quarter of 2011. The adoption of ASU 2011-02 did not impact our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  The pronouncement amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company’s adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements.

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740 10-25, Accounting for Uncertainty in Income Taxes, which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return.  As of September 30, 2011 this position did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2011 and March 31, 2011, The Singing Machine had gross deferred tax assets of approximately $3.2 million and $3.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.2 million and $3.5 million, respectively.

As of September 30, 2011 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2008 through March 31, 2011.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	September 30,	March 31,
	2011	2011
	(unaudited)

Finished Goods	$3,870,899	$3,467,946
Inventory in Transit	800,608	-
Less: Inventory Reserve	(604,926)	(451,001)

Net Inventories	$4,066,581	$3,016,945

Inventory consigned to customers at September 30, 2011 and March 31, 2011 were $353,201 and $353,201, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2011	2011
		(unaudited)

Computer and office equipment	5 years	$272,486	$660,948
Furniture and fixtures	5-7 years	-	217,875
Leasehold improvements	*	5,500	151,503
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,873,645	1,847,106
		2,253,152	2,978,953

Less: Accumulated depreciation		(1,901,350)	(2,645,102)
		$351,802	$333,851

*	Shorter of remaining term of lease or useful life

Depreciation and amortization expense for the three month periods ended September 30, 2011 and September 30, 2010 were $29,313 and $119,716, respectively.  Depreciation and amortization expense for the six month periods ended September 30, 2011 and September 30, 2010 were $61,391 and $241,768, respectively.

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable.  All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheet.  When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable.  As of the periods ended September 30, 2011 and March 31, 2010 obligations to clients for returns and allowances reclassified from accounts receivable were $368,895 and $435,341, respectively.  There were no credit amounts requested by clients to be paid for the periods ended September 30, 2011 and March 31, 2011 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 7 – FINANCING

As of September 30, 2011 and March 31, 2011 the Company owed to two financial institutions in the amounts of $1,293,327 and $0 respectively.  The Company received advance funds from the discounting of letters of credit issued as payment for goods by two major customers.  The proceeds were used to pay Chinese manufacturing vendors.  The amounts are due to financial institutions are as follows:

Amount	Due Date	Discount Rate
$979,020	10/17/2011	1.13%
24,605	10/26/2011	1.75%
54,604	11/1/2011	1.75%
78,155	11/15/2011	1.16%
109,209	11/22/2011	1.77%
47,734	12/5/2011	1.79%
$1,293,327

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company vigorously contested the charges and filed a countersuit against MGA on June 21, 2010 alleging breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws.  Prior to the Company entering into the above license agreements with MGA, Mattel, a competitor to MGA, filed a complaint against MGA on or about April, 2005 alleging ownership to the “Bratz”  brand.  The Mattel/MGA litigation was tried in phases however on or about February 2011, the courts ultimately ruled in favor of MGA with regards to ownership of the “Bratz” brand.

On July 14, 2011, the Company participated in a mediation session with an independent mediator which resulted in a settlement agreement dated July 25, 2011.  This agreement called for a payment in the amount of $245,000 which was made by the Company to MGA on or about August 11, 2011.  After considering advice of counsel, conducting risk analysis of potential future legal and administrative costs of litigation, and analysis of potential outcomes, Management believed that it was in the best interest of the Company to settle for the amounts proposed by the mediator.

Pursuant to the settlement agreement the Company recorded an additional liability of approximately $160,000 in the  quarter ended June 30, 2011.  This additional accrual, which is included in selling expenses, when combined with the previously accrued liability of approximately $85,000 covered all amounts paid pursuant to this settlement.

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

LEASES

The operating lease for the facilities in Coconut Creek, Florida expired and the Company entered into a new operating lease for approximately 4,000 square feet of office space in Ft Lauderdale, Florida.  The lease term is 64 months and includes five months of free base rent as an incentive to enter into the agreement.  The Company continues to maintain its operating lease agreements for office and warehouse facilities in d City of Industry, California. The leases expire at varying dates. Rent expense for the six months ended September 30, 2011 and 2010 was $401,138 and $405,264, respectively.

Future minimum lease payments under property leases with terms exceeding one year as of September 30, 2011 are as follows:

Property Leases
For period ending
2012	706,762
2013	447,165
2014	59,267
2015 and beyond	138,939
$1,352,133

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the six months ended September 30, 2011 and September 30, 2010, the Company issued 0 and 249,999 shares of its common stock, respectively.

On August 31, 2010 the Company issued 249,999 shares of its common stock to our Board of Directors at $.03 per share, pursuant to our annual director compensation plan.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2011, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of September 30, 2011, the Company granted 1,623,895 options under the Year 2001 Plan with 1,191,380 options still outstanding, leaving 326,105 options available to be granted.  There were no additional stock options issued during the six months ended September 30, 2011. As of September 30, 2011, the Company has no options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

NOTE 10 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and six months ended September 30, 2011 and 2010 were made by the Macau Subsidiary.  Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2011	2010	2011	2010

North America	$13,571,567	$8,087,092	15,239,688	10,178,719
Europe	577,997	270,580	697,922	270,580
	$14,149,564	$8,357,672	$15,937,610	$10,449,299

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 11 – DUE TO RELATED PARTIES, NET

As of September 30, 2011 and March 31, 2011 the Company had amounts due to related parties in the amounts of $7,714,754 and $4,615,961 respectively, consisting primarily of non-interest bearing trade payables due to Starlight affiliates. As of September 30, 2011 and March 31, 2011 the Company had amounts due from related parties in the amounts of $992,084 and $73,348 respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2011 and September 30, 2010 the Company sold approximately $1,541,000 and $1,219,000 respectively to Starlight Electronics at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid.  The average gross profit margin on sales to Starlight Electronics for the six months ended September 30, 2011 and September 30, 2010 was 7.6% and 10.3%, respectively.   The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. This amount was included as a component of cost of goods sold in the accompanying consolidated statements of operations.

The Company purchased products from Starlight Marketing Development, Ltd, (“SMD”) a subsidiary of Starlight International Holding Ltd. The purchases from SMD for the six month period ended September 30, 2011 and September 30, 2010 were $3,013,875 and $3,764,672 respectively.

During the six month period ended September 30, 2011 and September 30, 2010 the Company purchased products from Cosmo Communications USA, Inc. (“Cosmo USA”) in the amount of $48,900 and $182,013, respectively.

On August 1, 2010, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales.   The Company received $499,998 and $499,998 in service fees from these affiliates during the six months ended September 30, 2011 and September 30, 2010, respectively.  For the six months ended September 30, 2011 and September 30, 2010, the Company additionally received reimbursements from both of these affiliates in the amount of $15,370 and $42,965, respectively for expenses and salaries incurred by SMC Logistics on their behalf.  The current service and logistics agreement expired on July 31, 2011and on August 1, 2011, the Company entered into an extension of the current agreement for an additional twelve months.  The current extension will expire on July 31, 2012.

NOTE 13 – WARRANTY PROVISIONS

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Estimated defective return liabilities at beginning of period	$63,333	$120,412	$144,021	$123,708
Costs accrued for new estimated defective returns	441,639	254,824	496,886	317,794
Defective return obligations honored	(66,604)	(65,777)	(202,539)	(132,043)
Estimated defective return liabilities at end of period	$438,368	$309,459	$438,368	$309,459

NOTE 14 – SUBSEQUENT EVENTS

 We evaluated the effects of all subsequent events from the end of the second quarter ended September 30, 2011 through the date we filed our financial statements with the U.S. Securities and Exchange Commission. There were no events to report during this evaluation period.

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

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Costco, Kohl's, Toys R Us, Target and Wal-Mart. Our business has historically been subject to significant seasonal fluctuations causing our revenues to vary from period to period and between the same periods in different fiscal years. Thus, it may be difficult for an investor to project our results of operations for any given future period.  We are uncertain of how significantly our business will be harmed by a prolonged economic recession but, we anticipate that continued contraction of consumer spending will negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2011 and 2010.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	77.4%	79.7%	77.3%	78.3%

Gross Profit	22.6%	20.3%	22.7%	21.7%

Operating Expenses
Selling expenses	7.4%	7.7%	8.7%	8.6%
General and administrative expenses	4.6%	7.6%	7.6%	12.5%
Depreciation and amortization	0.2%	1.4%	0.4%	2.3%

Total Operating Expenses	12.2%	16.7%	16.7%	23.4%

Income (Loss) from Operations	10.4%	3.5%	6.0%	-1.7%

Other Expenses
Interest expense	0.0%	0.0%	0.0%	-0.1%

Net Other Expenses	0.0%	0.0%	0.0%	-0.1%

Income (loss) before provision for income taxes	10.4%	3.5%	6.0%	-1.8%

Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net Income (Loss)	10.4%	3.5%	6.0%	-1.8%

QUARTER ENDED SEPTEMBER 30, 2011 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2010

NET SALES

Net sales for the quarter ended September 30, 2011 increased to $14,149,564 from $8,357,672, an increase of $5,791,892 as compared to the same period ended September 30, 2010. This increase in sales is primarily due to commitments from new retail customers, increased demand in direct imports and earlier purchasing commitments from North American customers. For the quarter ended September 30, 2011 direct import sales to major customers increased by approximately $5,904,000 as several major North American retailers increased their product commitments compared to the same quarter ended September 30, 2011.  This was somewhat offset by a decrease in shipments from our California facilities due to a shift toward direct import.

GROSS PROFIT

Our gross profit for the quarter ended September 30, 2011 increased to $3,193,483 from $1,692,676 an increase of $1,500,807 as compared to the same period in the prior year.  This increase is primarily due to the increase in revenue in the quarter as compared to the same quarter in the prior year.

Gross profit margin for the three month period ended September 30, 2011 was 22.6% compared to 20.3% for the three month period ended September 30, 2010.  There were no significant pricing concessions during the quarter ended September 20, 2011 compared to approximately $122,000 of pricing concessions given during the three months ended September 30, 2010 that were recognized which contributed approximately 1.5 margin points of the total  2.3 margin point increase in gross margin percentage compared to the three months ended September 30, 2010.  The remaining 0.8 margin point increase for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 was primarily due to the mix of products sold that yielded a higher margin.

OPERATING EXPENSES

For the quarter ended September 30, 2011, total operating expenses increased to $1,725,693.  This represents an increase of $327,023 from the same period’s quarter ended total operating expenses of $1,398,670. This increase was primarily due to variable selling expenses associated with the increase in net sales and was somewhat offset by decreased depreciation expenses as more mature tooling and molds were fully depreciated.

Selling expenses increased $396,467 for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. This increase was primarily due to variable expenses associated with the 89% increase in net sales from the same three month period ending September 30, 2010.  Advertising allowance increased approximately $224,000 accounting for 56% of the increase.  Sales commissions increased $130,000 which yielded 33% of the increase.  The remaining 11% increase was primarily due to increased outbound freight from the increased sales volume.

INCOME FROM OPERATIONS

Income from operations increased $1,173,784 this quarter, to $1,467,790 for the three months ended September 30, 2011 compared to net income from operations of $294,006 for the same period ended September 30, 2010.  Increased sales and gross profit offset by variable selling expenses accounted for the increase in income from operations.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $2,250 from $2,353 for the same period a year ago primarily related to discounted Letter’s of Credit used to obtain short term bank funds during those periods.

INCOME TAXES

For the three months ended September 30, 2011 and 2010, the Company did not record a tax provision as it had sufficient net operation loss from previous periods to offset the income for the three months ended September 30, 2011.

NET INCOME

For the three months ended September 30, 2011 net income increased to $1,465,540 compared to net income of $291,653 for the same period a year ago. The increase in net income was primarily due to increased revenue and resulting gross profit increase somewhat offset by an increase variable selling expenses.

SIX MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2010

NET SALES

Net sales for the six months ended September 30, 2011 increased to $15,937,610 from $10,449,299, an increase of $5,488,311 as compared to the same period ended September 30, 2010.  This increase in sales is primarily due to increased demand in direct import goods and earlier purchasing commitments from North American customers. For the six months ended September 30, 2011 direct import sales to major North American customers increased by approximately $5,352,000 accounting for 98% of the increase.

GROSS PROFIT

Our gross profit for the six months ended September 30, 2011 increased to $3,622,026 from $2,268,569, an increase of $1,353,457 as compared to the same period in the prior year primarily due to the increase in revenue for the comparable periods.

Gross profit margin for the six month period ended September 30, 2011 was 22.7% compared to 21.7% for the six month period ended September 30, 2010. There were no significant pricing concessions during the six months ended September 30, 2011 whereas pricing concessions of approximately $122,000 during the six months ended September 30, 2010 were recognized which contributed approximately 1.2 margin points of the total 1.0 margin point increase in gross margin percentage compared to the six months ended September 30, 2010.  The remaining variance is primarily due to the mix of products sold in the comparable periods.

OPERATING EXPENSES

For the six months ended September 30, 2011, total operating expenses increased to $2,662,059 from $2,445,337 for the six months ended September 30, 2010, an increase of $216,722. This increase was primarily due to variable selling expenses associated with the increase in net sales and was offset by decreased general and administrative expenses due to continued expense reductions and decreased depreciation as more mature tooling and molds were fully depreciated.

Selling expenses increased $496,054 for the six months ended September 30, 2011 compared to the quarter ended September 30, 2010. This increase was primarily due to variable expenses associated with the 52.5% increase in net sales from the same three month period ending September 30, 2010.  Advertising allowance increased approximately $210,000 accounting for 42% of the increase.  Sales commissions increased $126,000 which yielded 25% of the increase.  A one-time accrual in the prior quarter of additional royalties for the settlement in the MGA matter in the amount of $160,000 contributed to 32% of the increase with the remaining increase due to outbound freight expense on increased shipment volume.

General and administrative expenses decreased approximately $99,000 for the six months ended September 30, 2011 compared to same period ended September 30, 2010 due to continued labor reductions in warehouse temporary labor and administrative wages and depreciation expense decreased approximately $180,000 primarily due to mature tooling and molds which were fully depreciated.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $2,344 from $10,989 for the same period a year ago. The decrease in interest expense was primarily due to the termination of our financing facilities with DBS bank without negotiating any replacement financing.

INCOME TAXES

For the six months ended September 30, 2011 and 2010, the Company did not record a tax provision as it had sufficient net operation loss from previous periods to offset the income for the six months ended September 30, 2011.

NET LOSS/INCOME

We incurred a net income of $957,623 for the six months ended September 30, 2011 compared to a net loss of $187,807 for the same period a year ago. The $1,145,430 increase in net income was primarily due to increased revenue resulting in gross profit increase combined with management’s continued efforts to reduce administrative expenses commensurate with sales volume and decreased depreciation expense due to mature tooling and molds that were fully depreciated.  These positive effects on net income were somewhat offset by increased variable selling expenses that increased due to the increase in net sales.

 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, Singing Machine had cash on hand of $187,651 as compared to cash on hand of $1,094,647 as of September 30, 2010. We had a working capital deficit of $592,357 as of September 30, 2011.

Net cash used in operating activities was $1,692,471 for the six months ended September 30, 2011, as compared to $1,934,371 provided by operating activities the same period a year ago.  The decrease in net cash provided was a result of the following factors: increase in trade accounts receivable due to the increase in net sales offset by increases in inventory required for third quarter shipments and an increase in trade accounts payable due from product shipped in the second quarter.

Net cash used by investing activities for the six months ended September 30, 2011 was $83,369 as compared to $0 used by investing activities for the same period ended a year ago.  This decrease was caused by capital expenditures for molds and tooling in the current fiscal year.

Net provided by financing activities was $1,288,779 for the six months ended September 30, 2011, as compared to cash used in financing activities of $1,705,501 for the same period ended a year ago.  We obtained short term financing from financial institutions of approximately $1,293,000 during the six months ended September 30, 2011 by discounting Letters of Credit provided as payment for direct import shipments from two major customers. Our credit facilities with DBS bank were terminated on June 8, 2010 and we were required to pay off all outstanding balances during the six month period ending September 30, 2010 accounting for the significant increase in funds used by investing activities during that time period.  Since we have not replaced our financing facility we have relied on related party and vendor financing as well as offering major customers additional discounts in exchange for reduced payment terms.

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us.  For the six month period ended September 30, 2011 the Group provided $2,180,057 of financing primarily through trade payables with the Group. We estimate our bridge financing requirements from the Group to be between $0.5 million and $1.0 million for the fiscal year ending March 31, 2012.  These funds are expected to be made available by the Group primarily through extended terms for trade payables with the Group.  Taking into account the internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $1.0 million of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

As of September 30, 2011, our unrestricted cash on hand was $187,651. Our average monthly general and administrative expenses are approximately $202,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 79.8% and 89.0% of net sales in fiscal 2011 and 2010, respectively.

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

The Company vigorously contested the charges and filed a countersuit against MGA on June 21, 2010 alleging breach of contract, failure of consideration for the licensing agreements, and other claims based on various state and federal laws.  Prior to the Company entering into the above license agreements with MGA, Mattel, a competitor to MGA, filed a complaint against MGA on or about April, 2005 alleging ownership to the “Bratz”  brand.  The Mattel/MGA litigation was tried in phases however on or about February 2011, the courts ultimately ruled in favor of MGA with regards to ownership of the “Bratz” brand.

On July 14, 2011, the Company participated in a mediation session with an independent mediator which resulted in a settlement agreement dated July 25, 2011.  This agreement called for a payment in the amount of $245,000 which was made by the Company to MGA on or about August 11, 2011.  After considering advice of counsel, conducting risk analysis of potential future legal and administrative costs of litigation, and analysis of potential outcomes, Management believed that it was in the best interest of the Company to settle for the amounts proposed by the mediator.

Pursuant to the settlement agreement the Company recorded an additional liability of approximately $160,000 in the  quarter ended June 30, 2011.  This additional accrual, which is included in selling expenses, when combined with the previously accrued liability of approximately $85,000 covered all amounts paid pursuant to this settlement.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 14, 2011	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer