Form 10-Q
period 2011-12-31
SINGING MACHINE CO INC
filed 2012-02-09
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,960,794 as of February 3, 2012

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – December 31, 2011(Unaudited) and March 31, 2011	3

	Consolidated Statements of Operations - Three months and nine months ended December 31, 2011 and 2010(Unaudited)	4

	Consolidated Statements of Cash Flows – Nine months ended December 31, 2011 and 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements-December 31, 2011 (Unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 4T.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,976,985	$674,712
Accounts receivable, net of allowances of $229,865 and $175,804, respectively	3,293,972	1,205,209
Due from related party - Starlight Consumer Electronics USA, Inc.	85,650	73,348
Due from related party - Other Starlight Group Companies	500	-
Inventories,net	3,608,023	3,016,945
Prepaid expenses and other current assets	54,866	59,310
Total Current Assets	9,019,996	5,029,524

Property and equipment, net	273,490	333,851
Other non-current assets	159,674	164,678
Total Assets	$9,453,160	$5,528,053

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,193,793	$1,118,674
Due to related party - Starlight Marketing Development, Ltd.	1,942,431	2,063,213
Due to related party - Starlight Electronics Company, Ltd.	303,552	-
Due to related party - Ram Light Management, Ltd.	1,683,247	1,683,247
Due to related party - Starlight R&D, Ltd.	431,373	431,373
Due to related party - Cosmo Communications USA, Inc.	232,996	217,493
Due to related party - Starlight Consumer Electronics Co., Ltd.	1,736,855	132,386
Due to related parties - Other Starlight Group Companies	9,534	88,249
Accrued expenses	816,807	256,535
Short-term loan - bank	253,750	-
Current portion of long-term financing obligation	-	4,547
Obligations to clients for returns and allowances	291,294	435,341
Warranty provisions	488,792	144,022
Total Current Liabilities	9,384,424	6,575,080

Shareholders' Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,960,794 and 37,835,793 shares issued and outstanding, respectively	379,607	378,357
Additional paid-in capital	19,139,448	19,116,318
Accumulated deficit	(19,450,319)	(20,541,702)
Total Shareholders' Equity (Deficit)	68,736	(1,047,027)
Total Liabilities and Shareholders' Equity (Deficit)	$9,453,160	$5,528,053

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net Sales	$8,650,557	$6,935,843	$24,588,167	$17,385,142

Cost of Goods Sold	6,854,398	5,303,075	19,169,982	13,483,805

Gross Profit	1,796,159	1,632,768	5,418,185	3,901,337

Operating Expenses
Selling expenses	841,591	816,375	2,231,655	1,710,385
General and administrative expenses	760,198	628,642	1,970,802	1,938,251
Depreciation and amortization	55,159	98,090	116,550	339,858
Total Operating Expenses	1,656,948	1,543,107	4,319,007	3,988,494

Income (Loss) from Operations	139,211	89,661	1,099,178	(87,157)

Other Expenses
Interest expense	(5,452)	(8,992)	(7,796)	(19,981)

Income (Loss) before provision for income taxes	133,759	80,669	1,091,382	(107,138)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$133,759	$80,669	$1,091,382	$(107,138)

Income (Loss) per Common Share
Basic and Diluted	$0.00	$0.00	$0.03	$(0.00)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,877,002	37,835,793	37,849,479	37,697,107

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	December 31, 2011	December 31, 2010

Cash flows from operating activities
Net Income (Loss)	$1,091,382	$(107,138)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	116,550	339,858
Inventory reserve charge	301,999	-
Change in allowance for bad debts	54,061	27,452
Disposal of property and equipment	31,028	-
Stock based compensation	24,380	13,000
Warranty provisions	344,770	260,798
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,142,824)	(951,213)
Inventories	(893,077)	(643,398)
Prepaid expenses and other current assets	4,444	47,217
Other non-current assets	5,003	(34)
Increase (Decrease) in:
Accounts payable	75,119	1,059,576
Net due to related parties	1,711,226	1,955,914
Accrued expenses	560,272	305,730
Customer credits on account	(144,047)	(124,252)
Net cash provided by operating activities	1,140,286	2,183,510
Cash flows from investing activities
Purchase of property and equipment	(87,216)	(27,000)
Net cash used in investing activities	(87,216)	(27,000)
Cash flows from financing activities
Borrowings from factor, net	-	14,987
Net repayments pursuant to factoring facility	-	(619,567)
Net proceeds (repayments) from short-term bank loan	253,750	(1,091,828)
Payments on long-term financing obligation	(4,547)	(13,640)
Net cash provided by (used in) financing activities	249,203	(1,710,048)
Change in cash and cash equivalents	1,302,273	446,462

Cash and cash equivalents at beginning of period	674,712	865,777
Cash and cash equivalents at end of period	$1,976,985	$1,312,239

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$7,796	$19,981

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2011

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company”, “SMC”, “The Singing Machine”, “we” or “us”), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”), SMC-Music, Inc.(“SMC-M”), and Singing Machine Holdings Ltd. (a B.V.I. company) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months and nine months ended December 31, 2011 and 2010 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at December 31, 2011 and March 31, 2011 are $871,465 and $27,448, respectively. At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of December 31, 2011 and March 31, 2011 the amounts uninsured in United States banks was $855,520 and $397,264, respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, Compensation – Stock Compensation Awards Classified as Equity (“ASC 718-20”) starting on January 1, 2006. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20 The Company continues to use the Black-Scholes option valuation model to value stock options. For the three and nine months ended December 31, 2011, stock option expense was $2,696 and $16,881, respectively. For the three and nine months ended December 31, 2010, stock option expense was $4,760 and $5,500, respectively. Employee stock option compensation expense in fiscal years 2011 and 2010 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended December 31, 2011, the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the nine months ended December 31, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of three years.

•	For the nine months ended December 31, 2010: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.41%, volatility 268.4% and 283.9% and expected term of three years.

ADVERTISING

Costs incurred for producing, publishing and advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the clients’ inventory purchases. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the nine months ended December 31, 2011 and 2010 was $1,005,122 and $715,714, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the nine months ended December 31, 2011 and 2010, these amounts totaled $65,996 and $47,537, respectively.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”).  The pronouncement provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring. The additional guidance provided by ASU 2011-02 is for determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulty. ASU 2011-02 ends the deferral of activity-based disclosures related to troubled debt restructurings.  We adopted ASU 2011-02 in the second quarter ended September 30, 2011. The adoption of ASU 2011-02 did not impact our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  The pronouncement amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  We adopted ASU 2011-04 in the third quarter ended December 31, 2011. The adoption of ASU 2011-04 did not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This accounting update requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity has been eliminated. In addition, the amended guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for the Company’s fiscal year beginning April 1, 2012. The Company does not expect the adoption of ASU 2011-05 to have any impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASU 2011-08”). This accounting update allows an entity the option to first assess whether the fair value of a reporting unit is more likely than not less than its carrying amount by utilizing a mix of qualitative assessments and quantitative tests among its reporting units. If the entity determines that this threshold is not met, then performing a two-step impairment test is unnecessary. This guidance will become effective for the Company in the first quarter of fiscal year 2013; however, early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have any impact on our consolidated financial statements.

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740 10-25, Accounting for Uncertainty in Income Taxes, which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of December 31, 2011the Company did not have any tax positions that resulted in any adjustment to the Company’s provision for income taxes.

As of December 31, 2011 and March 31, 2011, The Singing Machine had gross deferred tax assets of approximately $3.1 million and $3.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.1 million and $3.5 million, respectively.

As of December 31, 2011 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2008 through March 31, 2011.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	December 31,	March 31,
	2011	2011
	(unaudited)

Finished Goods	$3,701,910	$3,467,946
Inventory in Transit	659,113	-
Less: Inventory Reserve	(753,000)	(451,001)

Net Inventories	$3,608,023	$3,016,945

Inventory consigned to customers at December 31, 2011 and March 31, 2011 were $353,201 and $353,201, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2011	2011
	(unaudited)

Computer and office equipment	5 years	$276,332	$660,948
Furniture and fixtures	5-7 years	-	217,875
Leasehold improvements	*	5,500	151,503
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,846,645	1,847,106
		2,229,998	2,978,953

Less: Accumulated depreciation		(1,956,508)	(2,645,102)
		$273,490	$333,851

* Shorter of remaining term of lease or useful life

Depreciation and amortization expense for the three month periods ended December 31, 2011 and December 31, 2010 were $55,159 and $98,090, respectively. Depreciation and amortization expense for the nine month periods ended December 31, 2011 and December 31, 2010 were $116,550 and $339,858, respectively.

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheet. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended December 31, 2011 and March 31, 2011 obligations to clients for returns and allowances reclassified from accounts receivable were $291,294 and $435,341, respectively. There were no credit amounts requested by clients to be paid for the periods ended December 31, 2011 and March 31, 2011 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 7 – FINANCING

As of December 31, 2011 and March 31, 2011 the Company owed amounts of $253,750 and $0, respectively to a financial institution. The Company received advance funds from the discounting of letters of credit issued as payment for goods by a major customer. The proceeds were used to pay Chinese manufacturing vendors. The amounts are due January 10, 2012 and were discounted at 1.20%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

The Company is not aware of any outstanding legal matters at December 31, 2011.

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida and City of Industry, California. The leases expire at varying dates. Rent expense for the nine months ended December 31, 2011 and 2010 was $605,687 and $587,544, respectively.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2011 are as follows:

Property Leases
For period ending

2012	$714,915
2013	284,376
2014	59,637
2015	61,128
2016 and beyond	62,655
$1,182,711

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the nine months ended December 31, 2011 and December 31, 2010, the Company issued 125,001 and 249,999 shares of its common stock, respectively.

On December 2, 2011 the Company issued 125,001 shares of its common stock to our Board of Directors at $0.06 per share, pursuant to our annual director compensation plan.

On August 31, 2010 the Company issued 249,999 shares of its common stock to our Board of Directors at $0.03 per share, pursuant to our annual director compensation plan.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of December 31, 2011, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of December 31, 2011, the Company granted 1,623,895 options under the Year 2001 Plan with 1,191,380 options still outstanding, leaving 326,105 options available to be granted. There were no additional stock options issued during the nine months ended December 31, 2011. As of December 31, 2011, the Company has no options still issued and no options available to be granted under the 1994 Plan, since the 1994 Plan has expired (after 10 years).

NOTE 10 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2011 and 2010 were made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2011	2010	2011	2010

North America	$8,679,579	$6,935,843	$23,919,267	$17,114,562
Europe	(29,022)	-	668,900	270,580
	$8,650,557	$6,935,843	$24,588,167	$17,385,142

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 11 – DUE TO RELATED PARTIES, NET

As of December 31, 2011 and March 31, 2011 the Company had amounts due to related parties in the amounts of $6,339,988 and $4,615,961 respectively, consisting primarily of non-interest bearing trade payables due to Starlight affiliates. As of December 31, 2011 and March 31, 2011 the Company had amounts due from related parties in the amounts of $86,150 and $73,348 respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2011 and December 31, 2010 the Company sold approximately $1,541,000 and $1,659,000 respectively to Starlight Electronics at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Starlight Electronics for the nine months ended December 31, 2011 and December 31, 2010 was 7.6% and 10.8%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. This amount was included as a component of cost of goods sold in the accompanying consolidated statements of operations

During the nine months ended December 31, 2011 and December 31, 2010 the Company sold approximately $50,000 and $234,000, directly to Cosmo at a gross profit margin of 10.2% and 15.9%, respectively. Sales to Cosmo were similar to prices granted to major direct import customers shipped internationally with freight prepaid. This amount was included as a component of cost of goods sold in the accompanying consolidated statements of operations.

The Company purchased products from Starlight Consumer Electronics Company, Ltd, (“SCE”) a subsidiary of Starlight International Holding Ltd. The purchases from SCE for the nine month period ended December 31, 2011 and 2010 were $7,231,641and $0, respectively. The Company purchased products from Starlight Marketing Development, Ltd, (“SMD”) a subsidiary of Starlight International Holding Ltd. The purchases from SMD for the nine month period ended December 31, 2011 and 2010 were $0 and $6,573,834, respectively.

During the nine month period ended December 31, 2011 and December 31, 2010 the Company purchased products from Cosmo Communications USA, Inc. (“Cosmo USA”) in the amount of $171,551and $230,603, respectively.

On August 1, 2010, SMC Logistics entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc., Starlight Electronics USS, Inc, and Cosmo USA, Inc. to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales. The Company received $749,997 and $749,997 in service fees from these affiliates during the nine months ended December 31, 2011 and December 31, 2010, respectively. For the nine months ended December 31, 2011 and December 31, 2010, the Company additionally received reimbursements from both of these affiliates in the amount of $21,585 and $50,620, respectively for expenses and salaries incurred by SMC Logistics on their behalf. The current service and logistics agreement expired on July 31, 2011and on August 1, 2011, the Company entered into an extension of the current agreement for an additional twelve months. The current extension will expire on July 31, 2012.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Estimated return and allowance liabilities at beginning of period	$438,368	$309,459	$144,021	$123,708
Costs accrued for new estimated returns and allowances	276,152	206,670	737,046	524,464
Return and allowance obligations honored	(225,728)	(131,623)	(392,275)	(263,666)

Estimated return and allowance liabilities at end of period	$488,792	$384,506	$488,792	$384,506

NOTE 14 – SUBSEQUENT EVENTS

 We evaluated the effects of all subsequent events from the end of the third quarter ended December 31, 2011 through the date we filed our financial statements with the U.S. Securities and Exchange Commission. There were no events to report during this evaluation period.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months and six months ended December 31, 2011 and 2010.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	79.2%	76.5%	78.0%	77.6%

Gross Profit	20.8%	23.5%	22.0%	22.4%

Operating Expenses
Selling expenses	9.8%	11.8%	9.1%	9.8%
General and administrative expenses	8.8%	9.1%	8.0%	11.1%
Depreciation and amortization	0.6%	1.3%	0.5%	2.0%

Total Operating Expenses	19.2%	22.2%	17.6%	22.9%

Income (Loss) from Operations	1.6%	1.3%	4.4%	-0.5%

Other Income (Expenses)
Interest expense	-0.1%	-0.1%	0.0%	-0.1%

Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net Income (Loss)	1.5%	1.2%	4.4%	-0.6%

QUARTER ENDED DECEMBER 31, 2011 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2010

NET SALES

Net sales for the quarter ended December 31, 2011 increased to $8,650,557 from $6,935,843, an increase of $1,714,714 as compared to the same period ended December 31, 2011. The increase in net sales is attributable to an approximate $800,000 increase in direct import business (47% of the increase) from two major retail customers that did not do direct import business with the Company in the quarter ended December 31, 2010. The increase is also due to approximately $800,000 more in domestic sales to a new major retail customer. The remaining increase was primarily due to the success of our expanded drop-ship program with these customers.

GROSS PROFIT

Our gross profit for the quarter ended December 31, 2011 increased to $1,796,159 from $1,632,768 an increase of $163,391 as compared to the same period in the prior year. This increase is primarily due to the increase in revenue in the quarter as compared to the same quarter in the prior year.

Gross profit margin for the three month period ended December 31, 2011 was 20.8% compared to 23.5% for the three month period ended December 31, 2010. An increase in inventory reserves for slow moving inventory of approximately $148,000 was recorded in cost of sales during the three month period ended December 31, 2011 which accounted for 1.7 points of the gross profit margin decrease from the three month period ending December 31, 2010. The remaining 1.0 point decrease was primarily due to participation in a special holiday markdown program with one major retail customer.

OPERATING EXPENSES

For the quarter ended December 31, 2011, total operating expenses increased to $1,656,948. This represents an increase of $113,841 from the same period’s quarter ended total operating expenses of $1,543,107. This increase was primarily due to an increase in sales and marketing salaries from new hires and other compensation of approximately $64,000 as well as an increase in defective repair costs of approximately $54,000 due to the increase in estimated defective returns from increased sales volume. The remaining selling and administrative expense increase of approximately $39,000 was primarily due variable expenses associated with the increase in net sales. These increases were offset by a decrease in depreciation expense of approximately $43,000 due to molds and tooling that were fully depreciated by the fiscal year ended March 31, 2011.

INCOME FROM OPERATIONS

Income from operations increased $49,550 this quarter, to $139,211 for the three months ended December 31, 2011 compared to net income from operations of $89,661 for the same period ended December 31, 2010. Increased sales and gross profit offset by increased variable selling and administrative expenses accounted for the increase in income from operations.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $5,452 from $8,992 for the same period a year ago primarily related to discounted Letter’s of Credit used to obtain short term bank funds during those periods.

INCOME TAXES

For the three months ended December 31, 2011 and 2010, the Company did not record a tax provision as it had sufficient net operation loss from previous periods to offset the income for the three months ended December 31, 2011.

NET INCOME

For the three months ended December 31, 2011 net income increased to $133,759 compared to net income of $80,669 for the same period a year ago. The increase in net income was primarily due to increased revenue which resulted in higher gross profit. This was somewhat offset by an increase variable selling and administrative expenses associated with net sales increase.

NINE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2010

NET SALES

Net sales for the nine months ended December 31, 2011 increased to $24,588,167 from $17,385,142, an increase of $7,203,025 as compared to the same period ended December 31, 2010. This increase in sales is primarily due to increased demand in direct import goods from North American customers. For the nine months ended December 31, 2011 direct import sales to major North American customers increased by approximately $7,026,000 accounting for 98% of the increase.

GROSS PROFIT

Our gross profit for the nine months ended December 31, 2011 increased to $5,418,185 from $3,901,337, an increase of $1,516,848 as compared to the same period in the prior year primarily due to the increase in revenue for the comparable periods.

Gross profit margin for the nine month period ended December 31, 2011 was 22.0% compared to 22.4% for the nine month period ended December 31, 2010. During the nine month period ended December 31, 2011 we recorded approximately $300,000 of additional inventory reserves to cost of goods sold over the same period ended December 31, 2010 accounting for 1.2 gross profit margin points of the total decrease. This decrease in gross profit margin was offset by increased gross profit margin in several major retail customers due to price increases and from our expanded drop shipment program with several existing major retail customers.

OPERATING EXPENSES

For the nine months ended December 31, 2011, total operating expenses increased to $4,319,007 from $3,988,494 for the nine months ended December 31, 2010, an increase of $330,513. This increase was primarily due to variable selling expenses associated with the increase in net sales and was offset by decreased depreciation expense as more mature tooling and molds were fully depreciated.

Selling expenses increased approximately $521,000 for the nine months ended December 31, 2011 compared to the quarter ended December 31, 2010. This increase was primarily due to variable expenses associated with the 41% increase in net sales from the same nine month period ending December 31, 2010. Advertising allowance increased approximately $223,000 accounting for 43% of the increase. Sales commissions increased approximately $99,000 which yielded 19% of the increase. Royalties increased approximately $124,000 due to a one-time accrual of additional royalties for the settlement in the MGA legal matter and contributed to 24% of the increase with the remaining increase due to outbound freight expense on increased shipment volume.

General and administrative expenses increased approximately $33,000 for the nine months ended December 31, 2011 compared to same period ended December 31, 2010 due to increased product development charges for future product. Depreciation expense decreased approximately $180,000 primarily due to mature tooling and molds which were fully depreciated.

OTHER INCOME/EXPENSES

Our net other expenses (interest expense) decreased to $7,796 from $19,981 for the same period a year ago. The decrease in interest expense was primarily due to the termination of our financing facilities with DBS bank without negotiating any replacement financing.

INCOME TAXES

For the nine months ended December 31, 2011 and 2010, the Company did not record a tax provision as it had sufficient net operation loss from previous periods to offset the income for the nine months ended December 31, 2011.

NET LOSS/INCOME

We incurred a net income of $1,091,382 for the nine months ended December 31, 2011 compared to a net loss of $107,138 for the same period a year ago. The $1,198,520 increase in net income was primarily due to increased revenue resulting in gross profit increase of approximately $1,517,000 offset by an increase in operating expenses of approximately $331,000 due to variable selling expense increases commensurate with net sales increases.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, Singing Machine had cash on hand of $1,976,985 as compared to cash on hand of $1,312,239 as of December 31, 2010. We had a working capital deficit of $364,428 as of December 31, 2011.

Net cash provided by operating activities was $1,140,286 for the nine months ended December 31, 2011, as compared to $2,183,510 provided by operating activities the same period a year ago. The decrease in net cash provided was primarily a result of an increase in trade accounts receivable due to the increase in net sales during the three month period ended December 31, 2011

Net cash used by investing activities for the nine months ended December 31, 2011 was $87,216 as compared to $27,000 used by investing activities for the same period ended a year ago. This increase was caused by capital expenditures for molds and tooling in the current fiscal year.

Net provided by financing activities was $249,203 for the nine months ended December 31, 2011, as compared to cash used in financing activities of $1,710,148 for the same period ended a year ago. We obtained short term financing from financial institutions of approximately $254,000 during the nine months ended December 31, 2011 by discounting Letters of Credit provided as payment for direct import shipments from two major customers. Our credit facilities with DBS bank were terminated on June 8, 2010 and we were required to pay approximately $1,700,000 representing all outstanding balances on our banking facilities during the nine month period ending December 31, 2010 accounting for the significant increase in funds used by investing activities during that time period. Since we have not replaced our financing facility we have relied on related party and vendor financing as well as offering major customers additional discounts in exchange for reduced payment terms.

In light of the loss of our financing facility, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us. For the nine month period ended December 31, 2011 the Group provided $1,711,126 of financing primarily through trade payables with the Group. We estimate our bridge financing requirements from the Group to be between $0.5 million and $1.0 million for the fiscal year ending March 31, 2012. These funds have been made available by the Group primarily through extended terms for trade payables with the Group. Taking into account the internally generated funds and credit facilities available to the Group, and proposed use of proceeds which included up to $1.0 million of bridge financing for the Company, we have concluded that our parent will have sufficient working capital to provide bridge financing to us for at least the next 12 months.

As of December 31, 2011, our unrestricted cash on hand was $1,976,985. Our average monthly general and administrative expenses are approximately $253,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no pending proceedings as of the period ended December 31, 2011.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 9, 2012	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Carol Lau
Carol Lau
Interim Chief Financial Officer

