Form 10-K
period 2012-03-31
SINGING MACHINE CO INC
filed 2012-06-29
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission file number 000-24968

THE SINGING MACHINE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of September 30, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.04 was approximately $544,980 (based on 13,624,494 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 11, 2012 was 37,960,794.

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Our principal executive offices are located in Fort Lauderdale, Florida.

We raised approximately $6 million in equity investments from investors in Hong Kong from February 2006 to June 2007. The investors include two major suppliers: koncepts International Limited (part of the Starlight International Holdings Ltd Group) and Arts Electronics Co., Ltd. We believe the investments from these major suppliers underscore their support to the Company.

koncepts International Limited (“koncepts”) is a major stockholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of June 11, 2012. koncepts is an indirect wholly-owned subsidiary of Starlight International Holdings Limited (“Starlight International”), a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Starlight International’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Starlight International, including Starlight Marketing Limited, Cosmo Communications Corporation, Starlite Consumer Electronics (USA), Inc., and Starlight International Holdings Limited, among others (Starlight International and its subsidiaries collectively referred to herein as the “Starlight Group”). In total, the Starlight Group owns approximately 52% of our shares of stock outstanding.

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the development, manufacture, and world-wide marketing and distribution of home entertainment based consumer electronics. The Company will also seek new revenue opportunities through hardware-based music content delivery and the creation of a community based entertainment platform. We also intend to leverage our position as an affiliate of the Starlight Group to capitalize on synergies which exist therein and to exercise our knowledge of the electronics business to grow revenue. The Company intends to leverage our valuable customer base and strong relationships with our factories to achieve our organic and external growth initiatives.

Organic Growth Strategy

We intend to pursue various initiatives to execute our organic growth strategy which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development. Key elements of our organic growth strategy include:

Business Focus and Public Perceptions. Historically karaoke has been our core business. The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business. The Company has therefore refocused its self-perception and is determined to build on its success by defining ourselves as a provider of quality in home entertainment – not just home karaoke. Critical to this strategy is a move to add value to our core business of karaoke machine sales. We believe that by tightly integrating our karaoke machine products with content such as Electronic Download, Streaming Media, Community Performance Hosting, and by creating quality, wholesome, home entertainment for the entire family we will not only sell more products, we will find new sources of revenue. Using our existing key relationships with our customers and factories, and by adding new relationships with key content providers, we believe we can achieve more top-line growth by utilizing these relationships to design and distribute a more diversified line of consumer electronics. This should allow our Company to reduce our dependency on a single karaoke product and minimize our exposure to the volatility of the karaoke market in general.

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

Develop karaoke hardware that interfaces with our Music Download Store. Downloading music is one of the fastest growing areas in the music industry. We believe that the future of karaoke music distribution is through legal mediums of internet download sites (e.g. iTunes, iPhone, Amazon, etc). Since karaoke music only accounts for a small percentage of total music business, retailers usually only offer a limited selection of karaoke products. Thus, it is difficult for the customers to find karaoke music in retail outlets, especially for the songs they enjoy. In addition to maintaining a physical CD distribution business, we launched a music download project three years ago to capitalize on this new distribution model. The benefits to the Company are multifaceted including the opportunity to: offer downloadable music which means less physical inventory for the Company and our retail customers to carry; reduce financial return risk since a downloaded pieced of karaoke music is not returnable; make available increased marketing opportunities by offering downloads for those who sign up and provide their contact information enabling the Company to create future marketing and advertising campaigns; create an opportunity to sell our karaoke music to not only our customers but also to owners of our competitors’ machines (new and old); create cross-promotions with our retail-customers by giving away music downloads to purchasers of karaoke machines as an incentive to sell more machines.

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

Acquisition Environment. Most of the major retailers in the United States prefer to buy the products from the factories directly. This has changed the traditional distribution model by eliminating the importers and brokers. In addition, the cost of products has seen a dramatic increase due to spiraling prices of petroleum based products, increasing labor costs in key manufacturing regions such as China, and the currency arbitrage risks with the decline in the value of the U.S. dollar. In light of these developments, product costs have spiked while retail prices have been cut dramatically. We believe that the small to medium size companies who primarily depended on a constant significant profit margin will not be able to compete in this business environment. At the same time, capital funding is limited in the electronics market. Public and private equity are generally difficult to access, especially for those companies with inadequate management resources, unproven management and a lack of market leadership. As a member of the Starlight Group, we have access to product development and engineering resources that our competitors do not have. We also have access to financing for operations and product purchases at rates which are not otherwise available to our competitors however, for fiscal year 2013 we anticipate access to capital funding will be limited.

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

PRODUCT LINES

We currently have two different product lines which consist in total of over 50 different models. The product lines consist of the following:

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

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold in the following stores, among others: Costco, Target, Toys R’ Us, Kohl's, Wal-Mart.com and Best Buy. Our sales strategy includes offering domestic sales as well as direct import sales made direct to the customer.

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

In fiscal 2012, approximately 47% of sales revenues were from direct sales and 53% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2012, 2011, and 2010, were approximately 70%, 74%, and 74%, respectively. In fiscal 2012, the top three major customers accounted for 29%, 17% and 15% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 8.7%, 8.4%, and 12.3% of our net sales in fiscal 2012, 2011, and 2010, respectively.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2012, approximately 53% of our sales were sales from our domestic warehouses ("Domestic Sales") and 47% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2013, we anticipate that 99% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2013. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located (See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2013" on page 9). In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2012, 2011, and 2010, warranty claims have not been material to our results of operations.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2012, we had inventory of $4.0 million (net of reserves totaling $663,000) compared to inventory of $3.0 million as of March 31, 2011 (net of reserves totaling $451,001).

Our financing of seasonal working capital during fiscal 2012 was from vendor related-party extended accounts payable terms from our affiliate, Starlight International. We anticipate Starlight International, will continue to provide extended payment terms to the Company through March 31, 2013.

During Fiscal 2013, we plan on financing our inventory purchases by using credit lines that have been extended to us by the factories in China and extended accounts payable terms provided by our affiliate, Starlight International.

EMPLOYEES

As of May 18, 2012 we employed 27 people, of whom 23 are full-time employees. Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S. Our employees include 2 executive officers, 16 engaged in warehousing and administrative logistics/technical support and 9 in accounting, marketing, sales and administrative functions.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE ENTERED INTO AN AGREEMENT WITH OUR AFFILIATES, STARLITE CONSUMER ELECTRONICS (USA), INC.,COSMO COMMUNICATIONS CORPORATION, AND STARLIGHT ELECTRONICS USA, INC. TO MANAGE THEIR LOGISTICS AND FULFILLMENT SERVICES IN THE UNITED STATES. IF WE ARE UNABLE TO PERFORM UNDER THIS AGREEMENT, IT COULD NEGATIVELY IMPACT OUR REVENUES AND CASH FLOW.

On August 1, 2011 we entered into a services agreement to receive orders, warehouse, and ship all of the Starlight Group’s U.S. domestic goods. The value of this contract is approximately $1.0 million per year. If we are unable to perform the duties under this contract or successfully renew it for fiscal year 2013, it could negatively impact our revenue and cash flow.

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

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2012 and 2011 were approximately 70% and 74%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON OUR AFFILIATE COMPANIES WHICH ARE A PART OF THE STARLIGHT GROUP TO MANUFACTURE AND PRODUCE A SUBSTANTIAL PORTION OF OUR KARAOKE MACHINES FOR FISCAL 2013, AND IF THE RELATIONSHIP WITH THIS FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out an agreement with our main supplier in China to produce most of our karaoke machines for fiscal 2013. If the factory is unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2012 and 2011, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $2.2 million or 7.7% of our gross sales in fiscal 2012 and $1.6 million or 7.6% of our gross sales in fiscal 2011. The majority of the units returned are due to product defects. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2012, our sales to customers in Europe were limited because of increased price competition and deteriorating economic conditions. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $937,103 during fiscal 2012 and $661,994 during fiscal 2011. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement or the order and the delivery date, which reduces our cash flow. As of March 31, 2012 we had $4.0 million in inventory on hand. It is important that we sell this inventory during fiscal 2013, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 87.9%, 79.8%, and 89.0% of net sales in fiscal 2012, 2011, and 2010, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Memorex, Emerson and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music; we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2012, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2013. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and video cassettes.

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

We are using six factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2013. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 11, 2012 we are not aware of any customers which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2012, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse affect on our business and results of operations.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2005 through March 31, 2012, our common stock has traded between a high of $1.57 and a low of $0.02. During this period, we incurred a net loss of $.6 million in Fiscal 2011, a net loss of $3.1 million in Fiscal 2010, a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF INVESTORS SHORT OUR SECURITIES, IT MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the past year, a number of investors have held a short position in our common stock. As of March 31, 2012, investors held a short position of approximately 27,000 shares of our common stock which represented 0.1% of our public float. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Additionally, if our stock price declines, it may be more difficult for us to raise capital.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2012, there were outstanding stock options to purchase an aggregate of 1,251,380 shares of common stock at exercise prices ranging from $0.03 to $9.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.30 per share. As of March 31, 2012, there were outstanding and immediately exercisable options to purchase an aggregate of 1,191,380 shares of common stock.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of May 18, 2012 there were 37,960,794 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of June 11, 2012, we had 37,960,794 shares of common stock issued and outstanding and an aggregate of 1,251,380 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 60,787,826 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 4,000 square feet of office space. The lease expires on December 31, 2016. The annual rental expense for office facilities was $127,211for the fiscal year ended March 31, 2012. On July 31, 2011, the Company executed a sixty-four (64) month lease of its new corporate headquarters in Fort Lauderdale, Florida. The lease commenced on September 1, 2011and expires on December 31, 2016 and includes three months of base rent free as well as basic office preparation charges and use of office furniture and fixtures already located on the premises.

We lease one warehouse facility in City of Industry, California. The City of Industry warehouse facility has 90,000 square feet (with an option to acquire an additional 90,000 square feet) and the lease expires on April 30, 2013. The annual rental expense is approximately $663,000.

We have a 424 square foot office in Macau. The lease expires April 30, 2012. The annual rent expense is $9,846. On May 1,2012 we renewed our office space lease in Macau for an additional two year term ending April 30, 2014. The annual rent expense will remain at $9,846 for the next year and the annual expense will increase to $11,538 during the second year of the lease.

We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

Management is currently not aware of any legal proceedings against the Company.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM.OB” since July, 7, 2009. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2012 and Fiscal 2011.

FISCAL PERIOD	HIGH	LOW

Fiscal 2012:
First quarter (April 1 - June 30, 2011)	$0.04	$0.02
Second quarter (July 1 - September 30, 2011)	0.04	0.02
Third quarter (October 1 - December 31, 2011)	0.16	0.02
Fourth quarter (January 1 - March 31, 2012)	0.15	0.11

Fiscal 2011:
First quarter (April 1 - June 30, 2010)	$0.05	$0.03
Second quarter (July 1 - September 30, 2010)	0.06	0.03
Third quarter (October 1 - December 31, 2010)	0.09	0.04
Fourth quarter (January 1 - March 31, 2011)	0.06	0.04

As of May 18, 2012, based upon information received from our transfer agent, there were approximately 334 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2012:

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR FUTURE
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
ISSUANCE UNDER EQUITY	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))
Equity Compensation Plans approved by Security Holders	1,251,380	$.30	266,105

Equity Compensation Plans Not approved by Security Holders	0	$0	0

RECENT SALES OF UNREGISTERED SECURITIES

On December 2, 2011 the Company issued 125,001 shares of common stock to our Board of Directors at $0.06 per share, pursuant to our annual director compensation plan.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2012, 2011, and 2010 and the balance sheet data at March 31, 2012 and 2011 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended March 31, 2009 and 2008 and the balance sheet data at March 31, 2010, 2009 and 2008 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	2012	2011	2010	2009	2008
Statement of Operations:
Net Sales	$25,943,832	$19,165,979	$21,277,370	$31,780,709	$34,067,871
Income (loss) before income taxes	$463,116	$(619,548)	$(3,050,807)	$(2,154,563)	$1,712
Income tax benefit (expense)	$-	$-	$-	$(36,652)	$-
Net income (loss)	463,116	$(619,548)	$(3,050,807)	$(2,191,215)	$1,712
Balance Sheet:
Working capital	$(1,013,777)	$(1,545,556)	$(1,344,634)	$1,535,498	$3,300,422
Current ratio	84%	76%	78%	127%	204%
Property, plant and equipment, net	$296,222	$333,851	$736,966	$886,770	$598,280
Total assets	$5,733,339	$5,528,053	$5,689,478	$8,325,724	$7,236,167
Shareholders' equity	$(557,881)	$(1,047,027)	$(447,571)	$2,578,897	$4,068,064
Per Share Data:
Income (loss) per common share – basic	$0.01	$(0.02)	$(0.08)	$(0.067)	$0.00
Income (loss) per common share – diluted	$0.01	$(0.02)	$(0.08)	$(0.067)	$0.00
Cash dividends paid	0	0	0	0	0

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

Our primary objectives for the fiscal year ended March 31, 2012 (“Fiscal 2012”) were to:

•	increase the revenues by expanding our product lines and customer base;
•	continue to drive down the operating costs;
•	turn the operations to profit;
•	obtain better financing facilities; and
•	raise additional equity.

While we were able to accomplish the first three objectives, we believe that our efforts to meet our financing goals in Fiscal 2012 were adversely affected by continued tightening of financial markets. More specifically, our revenues for the fiscal year ended March 31, 2012 increased by approximately 35% over the same period ended March 31, 2011 due to expansion of our customer base and product offering with three major retail vendors. We were able to maintain gross profit margins at 21.8% which was within .3 percentage points of the prior year. While total operating expenses increased by 7.0%, these expenses as a percentage of net sales decreased to 20.0% for the fiscal year ended March 31, 2012 from 25.2% for the fiscal year ended March 31, 2011. Variable selling expenses increased commensurate with increased sales however, we continued to decrease general and administrative expenses by approximately $38,000 in our continued effort to drive down operating costs. Depreciation expense decreased by approximately $258,000 as older tooling and molds reached the end of their useful lives. Foreign sales increased by approximately $390,000 but fell substantially short of expectations. We continued to experience significant pricing competition and lack of low cost entry point products preferred by European customers. Nonetheless, international sales remain a priority for future revenue growth.

In light of our inability to obtain alternative financing facilities, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide financing to us for key vendor payments primarily through extending longer payment terms for goods they manufacture for us. During the fiscal year ended March 31, 2012, our related party debt decreased by approximately $348,000. We estimate that we will not require any bridge financing requirements from the Group for the fiscal year ending March 31, 2013 but we will continue to rely on the Group to provide extended terms for trade payables with the Group to help insure timely payment of other vendors. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2012	2011	2010
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	78.2%	77.9%	81.3%
Operating Expenses	20.0%	25.2%	32.6%
Operating Income (Loss)	1.8%	-3.1%	-13.9%
Other (Expenses), net	0.0%	-0.1%	-0.4%
Income (Loss) before Taxes	1.8%	-3.2%	-14.3%
(Provision) Benefit for Income Taxes	0.0%	0.0%	0.0%
Net Income (Loss)	1.8%	-3.2%	-14.3%

FISCAL YEAR ENDED MARCH 31, 2012 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2011

NET SALES

Net sales for Fiscal 2012 were approximately $25.9 million. This represents an increase of approximately $6.7 million as compared to approximately $19.2 million in the fiscal year ended March 31, 2011 (“Fiscal 2011”). The increase in net sales was all due to an increase in direct import sales to international customers of approximately $.4 million and North American customers of approximately $6.3 million. This increase is due to a significant increase in three major North American retail customers from the prior year. We continue to develop additional features to our karaoke line to maintain and grow this core product.

GROSS PROFIT

Gross profit for Fiscal 2012 was approximately $5.7 million or 21.8% of total revenues compared to approximately $4.2 million or 22.1% of sales for Fiscal 2011 (an increase of $1.5 million). The 33% increase in gross profit was commensurate with the increase in net sales of 35% due to the increase of direct import sales to North American and international customers.

Gross profit margin for the year ended March 31, 2012 compared to the same period ended March 31, 2011 decreased by approximately .3 margin points from 22.1% to 21.8%. The decrease was primarily due to an increase in inventory reserves for impairment of our consignment music and certain karaoke hardware closeout goods of approximately $212,000 contributing a decrease of .8 margin points. This was offset by somewhat more favorable margins due to the mix of products sold.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under the selling expenses.

OPERATING EXPENSES

In fiscal year 2012, we continued to reduce our fixed operating expenses while maintaining the increase in variable expenses commensurate with the increase in net sales. Operating expenses, including depreciation and amortization increased from approximately $4.8 million to approximately $5.2 million, an increase of approximately $.4 million or 8.3% compared to the same period last year. Selling expenses increased approximately $.6 million to $2.5 million for the year ended March 31, 2012 from $1.8 million for the year ended March 31, 2011. Selling expenses which include variable expenses such as commissions, advertising allowances, outbound freight and royalties increased by approximately 33% which is in line with 35% increase in net sales.

Despite the 35% increase in net sales for the fiscal year ended March 31, 2012, we reduced our fixed general and administrative approximately $38,000 from the prior fiscal year ended March 31, 2011. We continued our efforts of reducing our administrative operating costs by increasing efficiencies in our business processes.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $171,818 for Fiscal 2012 compared to $430,115 for Fiscal 2011. The fixed assets mainly consist of the tools and molds, which are depreciated with three years to 5 years straight-line method. The decrease in depreciation expense was primarily due to several tools and molds having reached the end of their depreciable lives. During the past year we have invested in approximately $165,000 in tooling for new karaoke models.

NET OTHER INCOME (EXPENSES)

Net other expense was $7,796 (interest expense) in Fiscal 2012 compared to net other expense of $20,874 (interest expense) in Fiscal 2011. The decrease was primarily due to the decrease of our borrowing costs since the final termination of our financing arrangement with DBS Bank.

INCOME BEFORE TAXES

We had income before taxes of $463,116 in Fiscal 2012 compared to a loss before taxes of $619,548 in Fiscal 2011. This increase was primarily due to the combination of 35% increase in net sales due primarily to direct sales increases to international and North American customers, management’s continued efforts to reduce operating expenses and decreased depreciation expenses due to molds and tooling having reached the end of their depreciable lives.

INCOME TAX EXPENSE

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2012 and 2011, we had gross deferred tax assets of approximately $3.9 million and approximately $3.5 million, against which we recorded valuation allowances totaling approximately $3.9 million and approximately $3.5 million, respectively.

For Fiscal 2012 and Fiscal 2011 we did not record a provision for income taxes as the Company incurred a taxable loss for the period since the Company had taxable losses for the U.S. operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET LOSS/NET INCOME

As a result of the foregoing, we had net income of approximately $463,116 in Fiscal 2012 from operations as compared to a net loss of $619,548 in Fiscal 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2012, we had cash on hand of approximately $300,000 compared to cash on hand of approximately $700,000 on March 31, 2011. The decrease of cash on hand was primarily due to the increase in inventory of approximately $1,000,000 and offset by a decrease in accounts receivable of approximately $400,000 and an increase in accounts payable of approximately $200,000. Cash used in operating activities Fiscal 2012 was approximately $200,000. The cash was used primarily for increases in inventory offset by decreases in accounts receivable and increases in trade payables and cash generated by net income. We used $1.0 million in cash on inventory purchases for forecasted domestic sales in the first quarter and early second quarter of fiscal 2013. This use of cash was offset by increased collections of accounts receivable of approximately $400,000, an increase in trade accounts payable of approximately $200,000 for increased inventory and the remaining cash generated from net income from operations.

Cash used in investing activities for Fiscal 2012 was approximately $165,000. Cash used in investing activities was primarily for the purchase of a base platform for our newly designed future karaoke hardware line of products.

Cash used in financing activities was approximately $5,000 for Fiscal 2012, which was used to pay the remaining balance due on financing of forklifts for the California warehouse.

As of March 31, 2012, our working capital deficit was approximately $1.0 million. Our current liabilities of approximately $6.3 million include:

•	Client obligations for defective returns and allowances of $242,379 – the amount will be satisfied by future purchases or refunds.
•	Accounts payable of $1,303,395 of which $769,053 was due to a supplier in China.
•	Amounts due to related parties of $4,357,530 due various parties within the Starlight Group.

As of April 30, 2012, our cash on hand is approximately $200,000. Our average monthly operating expenses are approximately $211,000 and we need approximately $.7 million to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in California and other operating costs.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Equity investments – The Company is actively seeking equity financing to expand its business. We expect to raise additional capital as required for fiscal year ended March 31, 2013 (“Fiscal 2013”).

2) Vendor financing – Some of our key vendors in China (including The Starlight Group) have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, are expected to account for more than 45% of the total revenues in Fiscal 2013.

3) Factoring of accounts receivable - The Company is currently seeking a factoring facility for its accounts receivable for sales originated in the U.S to replace the facilities that were in place during Fiscal 2010 and subsequently withdrawn by DBS bank in June 2010. The Starlight Group, our controlling shareholder, has agreed to provide extended trade payable terms until alternate financing facilities are in place.

4) Customer anticipation program payments – An increasing amount of our major retail customers are now offering early payment of their amounts due in exchange for additional anticipation discounts extended to them. Generally financing terms and advance rates from these programs are generally more favorable than finance rates associated with factoring facilities and we intend on increasing our participation in these available programs in Fiscal 2013.

5) Cost reduction - The Company has reduced significant operating expenses in recent years with the exception of Fiscal 2009. The cost reduction initiatives are part of our intensive effort to achieve a successful turn-around restructuring. The Company plans to maintain its cost structure for Fiscal 2013.

6) Bridge Loan - If required, we may be able to raise additional short term bridge capital from The Starlight Group, the parent of our major stockholder, koncepts, who is also one of our suppliers.

7) Reduce cost of operation – The Company maintains SMC-L as a wholly-owned subsidiary to operate our California warehouse. For Fiscal 2012, SMC-L will renew an agreement with the Starlight Group to handle the logistics and fulfillment of Starlight Groups’ domestic products for a service fee. This arrangement is expected to significantly offset the Company’s own logistics expenses.

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

In light of the Company’s lack of financing facilities, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide financing to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2013, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year. During the fiscal year ended March 31, 2012, our related party debt decreased by approximately $348,000. Taking into account internally generated funds and credit facilities available to the Group, we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

During Fiscal 2013, we will strive to reduce additional operating costs through efficiency improvements. In order to reduce the need to maintain inventory in our warehouses in California we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The goods shipped directly to our customers from ports in China are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 87.9%, 79.8%, and 89.0% of net sales in Fiscal 2012, Fiscal 2011, and Fiscal 2010.

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

In December 2011, the FASB issued ASU 2011-11, regarding disclosures about offsetting assets and liabilities. This update requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Disclosures are required for derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have any impact on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation as required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, under the supervision and with the participation of our interim Chief Executive Officer and interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of May 18, 2012.

For Fiscal Year Ended March 31, 2012

Name	Age	Position

Gary Atkinson	30	CEO and General Counsel
Bernardo Melo	35	VP Global Sales and Marketing
Lionel Marquis	59	CFO
Carol Lau	63	Chairwoman
Harvey Judkowitz	67	Director
Bernard Appel	80	Director
Stewart A. Merkin	69	Director
Peter Hon	71	Director
Yat Tung Lau	33	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. For the past three years, Mr. Atkinson has worked closely with all departments within the Company, including Operations, Finance, Sales, and the China production side. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

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

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 17 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), U S Plastic Lumber Corporation, Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant College with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Carol Lau joined the Company’s board of directors on January 12, 2007 and served as the Company’s interim chief financial officer from May 23, 2008 through April 30, 2012. Ms. Lau has been with the Starlight Group since 1987 and was appointed to the position of President of Starlight Randix Corporation, a wholly owned subsidiary of the Starlight Group in 1993. In 2001, she became the Chief Financial Officer of Cosmo Communications Corporation. Currently Ms. Lau serves as Chairwoman of the Company’s Board of Directors. Prior to joining the Starlight Group, from 1978 to 1987 Ms. Lau held positions in auditing and financial management with the Australian Government. Ms. Lau was a Certified Public Accountant (CPA) in Australia and is a licensed CPA in Massachusetts. She holds a Bachelor of Business degree from the Curtin University in Australia and a Graduate Diploma in Computer Science from the Canberra University in Australia. Ms. Lau joined the Company’s board on January 12, 2007.

Harvey Judkowitz has served as a director of the Company since March 29, 2004 and is the chairman of the Audit Committee. He is licensed as a CPA in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He has served as the Chairman and CEO of UniPro Financial Services, a diversified financial services company up until the company was sold in September of 2005. He was formerly the the President and Chief Operating Officer of Photovoltaic Solar Cells, Inc.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on January 9, 2012.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2012 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson (1)
Interim Chief Executive Officer	2012	$86,000.00	$5,300.00	-	$-	-	-	-	$91,300.00
	2011	$86,000.00	$-		$6,079.00				$92,079.00

Lionel Marquis (1)	2012	$100,000.00	$2,650.00	-	$-	-	-	-	$102,650.00
Chief Financial Officer	2011	$100,000.00	$2,000.00	-	$6,079.00	-	-	-	$108,079.00

Carol Lau	2012	$-	-	-	$-	-	-	-	$-
Interim Chief Financial Officer	2011	$-	-	-	$-	-	-	-	$-

Bernardo Melo (1)	2012	$140,000.00	$30,756.00	-	$-	-	-	-	$170,756.00
VP Global Sales & Marketing	2011	$130,000.00	$10,000.00		$10,132.00			$-	$150,132.00

(1) Mr. Atkinson and Mr. Marquis were each awarded 120,000 stock options and Mr. Melo was awarded 200,000 stock options on October 29, 2010, with an exercise price of $0.06 per share, which became exercisable on October 29, 2011. The fair value of the option awards have been calculated in accordance with FASB ASC 718-20.

Narrative Disclosure to Summary Compensation Table

Gary Atkinson was appointed permanent Chief Executive Officer effective April 30, 2012. Mr. Atkinson does not have an employment contract with the Company and has an annual salary of $95,000. Mr. Atkinson’s reported salary amount for Fiscal 2012, as shown in the table above, is less than his annual salary due to a an increase in his base salary effective April 20, 2012.

Lionel Marquis was appointed as Chief Financial Officer effective April 30, 2012. Mr. Marquis does not have an employment contract with the Company and has an annual salary of $107,000. Mr. Marquis’ reported salary amount for Fiscal 2012, as shown in the table above, is less than his annual salary due to a an increase in his base salary effective April 20, 2012.

As of May18, 2012, the Company did not have any employment contracts with any of its employees nor separation or consulting agreements with any individuals or entities.

OPTION GRANTS IN FISCAL 2012

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to grants of options to purchase our common stock under our Year 2001 Stock Option Plan to the named executive officers during Fiscal 2012:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A

Lionel Marquis, Principal Financial Officer	120,000	-	N/A	0.06	10/29/2020

Bernardo Melo, VP Global Sales & Marketing	4,000	-	N/A	1.97	12/19/2013	N/A	N/A	N/A	N/A
	6,500	-	N/A	1.54	2/6/2014
	20,000	-	N/A	0.60	5/8/2015
	200,000		N/A	0.06	10/29/2020
	230,500	0

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2012. All option awards were granted from our Year 2001 Stock Option Plan.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bernard Appel	$8,000	$2,500	$2,189	$-	$-	$-	$12,689
Peter Hon	$0	$0	$0	$-	$-	$-	$0
Harvey Judkowitz	$8,000	$2,500	$2,189	$-	$-	$-	$12,689
Carol Lau	$0	$0	$0	$-	$-	$-	$0
Yat Tung Lau	$0	$0	$0	$-	$-	$-	$0
Stewart Merkin	$8,000	$2,500	$2,189	$-	$-	$-	$12,689

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2012 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 167,305, 164,958, and 177,305, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Ms. Lau are 74,311.

(2) As of March 31, 2012 the aggregate number of Company stock options held by Messrs. Appel and Judkowitz is 180,000. Mr. Merkin holds 160,000 options and Messrs. Hon, Yat Tung Lau, and Ms. Lau each hold 40,000 options.

During Fiscal 2012, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2012 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau and Merkin and Ms. Carol Lau.

During Fiscal 2012, we have utilized the following compensation policy for our directors:

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

YEAR 1994 PLAN

Our 1994 Plan was originally adopted by our Board of Directors in May 1994 and was approved by our shareholders on June 29, 1994. Our shareholders approved amendments to our 1994 Plan in March 1999 and September 2000. The 1994 Plan reserved for issuance up to 1,950,000 million shares of our common stock pursuant to the exercise of options granted under the Plan. As of March 31, 2003, we had granted all the options that are available for grant under our 1994 Plan. As of March 31, 2012, we have no options issued and outstanding under the 1994 Plan.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorizes an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan are subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2012, we have granted 1,251,380 options under the Year 2001 Plan, 1,191,380 of which are fully vested.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2012, 2011 and 2010 totaled approximately $24,933, $18,660 and $15,749, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 18, 2012 (the “record date”), certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,
•	all named executive officers of the Singing Machine; and
•	persons known to own more than 5% of our common stock.

Security ownership is based on 37,960,794 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of May 18, 2012, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted below, and subject to applicable property laws, to our knowledge each person has sole investment and sole voting power over the shares shown as beneficially owned by them. Unless otherwise noted, the principal address of each of the directors and officers listed below is c/o The Singing Machine Company, Inc., 6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of May 18, 2012

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson	142,753	*
Lionel Marquis	120,000	*
Bernardo Melo	230,500	*
Bernard Appel (1)	327,305	*
Harvey Judkowitz (1)	337,305	*
Carol Lau (1)	68,857	*
Yat Tung Lau (1)	68,857	*
Peter Hon (1)	68,857	*
Stewart Merkin (1)	304,958	*
Officers & Directors as a Group (9 persons)	1,669,392	4.4%

Security Ownership of Certain Beneficial Owners:
Starlight Group (2)	19,623,155	51.7%
koncepts International Ltd.	18,682,679	49.2%
Starlight Industrial Holdings, Ltd.	940,476	2.5%
Arts Electronics Ltd. (3)	3,745,917	9.9%
Gentle Boss Investments Ltd (4)	2,100,000	5.5%

* Less than 1%

Total Shares of Common Stock as of May 18, 2012	37,960,794
Stock Options Exercisable within 60 days of May 18,2012	1,191,380

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of the record date: 160,000 options held by Bernie Appel; 160,000 options held by Harvey Judkowitz, 140,000 held by Stewart Merkin, and 40,000 held by each of Carol Lau, Peter Hon, and Yat-Tung Lau.

(2) “Starlight Group” is defined in Part I, Item 1 under “Business Overview.” The address for the Starlight Group is 5/F Shing Dao Industrial Bldg, 232 Aberdeen Main Road, Aberdeen China.

(3) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(4) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approximately 31% of our karaoke products in Fiscal 2012 were produced by factories owned by the Starlight Group and we anticipate that approximately 35% of our karaoke products will be manufactured by the Starlight Group in Fiscal 2013. Starlight International has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2012 and 2011 we sold approximately $1,686,000 and $1,659,000, respectively of product to Star Light Electronics Company, Ltd. (“Star Light”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. In addition, we sold and additional $87,000 in Fiscal 2012 and $234,000 in Fiscal 2011 of product to Cosmo from our California warehouse facility. The average gross profit margin on sales to Cosmo yielded 8.8% and 11.4%, respectively. We also sold $289,410 in Fiscal 2012 to Cosmo Communications HK, Ltd. who is also a related company. Cosmo was our primary distributor of the Company’s product to Canada in Fiscal 2012 and Fiscal 2011 and will continue in this role for Fiscal 2013.

We purchased products from Starlight USA in Fiscal 2012 and Starlight Marketing Development, Ltd., an indirect wholly-owned subsidiary of Starlight International in Fiscal 2011. The purchases from Starlight USA for Fiscal 2012 were $5,749,996 and purchases from Starlight Marketing Development, Ltd. (‘Starlight Marketing”) were $7,338,322 for Fiscal 2011. In Fiscal 2012, we also purchased products from Star Fair Electronics Co., Ltd. (“Star Fair”) in the amount of $922,524, Starlight R&D, Ltd (“Starlight R&D”) in the amount of $9,240, Cosmo USA in the amount of $23,000 and Cosmo in the amount of $137,376. All of these companies were indirectly wholly-owned subsidiaries if Starlight International. We also received charges for repair defective products from Starlight Marketing Development Ltd. (an indirect wholly-owned subsidiary of Starlight International) in the amounts of $114,561 for Fiscal 2012 and $0 for Fiscal 2011.

On August 1 2011, our subsidiary SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay us an annual service fee totaling approximately $1,000,000 payable monthly beginning August 1, 2011. This agreement generated approximately $665,000 for Fiscal 2012 and is projected to generate $331,000 in fees for Fiscal 2013. This agreement terminates on July 31, 2012 at which time another annual agreement is expected to be signed for approximately the same amount.

On August 1 2010, our subsidiary SMC-L entered into a service and logistics agreement with Starlight USA, and Cosmo USA to provide logistics, fulfillment, and warehousing services for Starlight USA and Cosmo USA’s domestic sales. For these services, Starlight USA and Cosmo USA have agreed to pay us an annual service fee of approximately $1,000,000 payable monthly beginning August 1, 2010. This agreement generated approximately $665,000 for Fiscal 2011 and generated $331,000 in fees for Fiscal 2012. This agreement terminated on July 31, 2011 at which time another annual agreement is was signed for approximately the same amount.

In May 2008, our subsidiary SMC-L entered into a service and logistics agreement with Starlight USA, and Cosmo USA to provide logistics, fulfillment, and warehousing services for Starlight USA and Cosmo USA’s domestic sales. For these services, Starlight USA and Cosmo USA paid us an annual service fee of $1,137,501, paid monthly beginning July 1, 2008. The agreement generated approximately $333,333 for Fiscal 2010 and $804,168 in fees for Fiscal 2009. The agreement was terminated June 30, 2010 and replaced by the new logistics agreement on August 1, 2010.

On August 1, 2006, our subsidiary SMC Macao entered into a service agreement with Star Light Electronics Company Limited, an indirect wholly-owned subsidiary of Starlight International, to provide shipping and engineering services to us for a fee of $25,000 per month. This amount increased to $29,000 per month effective July 1, 2008 however, due to a decrease in services provided to us, the fee was reduced for a period of time. Effective July 1, 2009 this amount was reduced to $14,000 per month. Effective August 1, 2010 the amount was again reduced to $8,000 per month due to decreased services provided to us. For Fiscal 2012 and Fiscal 2011, this service charge was $96,000 and $120,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent Certified Public Accountants for professional services rendered for Fiscal 2012 and Fiscal 2011:

Fee Category	Fiscal 2012	Fiscal 2011

Audit Fees	$87,567	$112,793
Tax Fees	10,000	10,000
All Other Fees	4,475	6,640

Total Fees	$102,042	$129,433

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by Mallah Furman, Certified Public Accountants in connection with statutory and regulatory filings or engagements

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.

Out of the total Fiscal 2012 and Fiscal 2011 audit and other fees, $89,542 and $115,972 were billed by Mallah Furman, Certified Public Accountants respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2012 and 2011

Consolidated Statements of Operations—Years ended March 31, 2012, 2011 and 2010.

Consolidated Statements of Shareholders' (deficit) Equity—Years ended March 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows—Years ended March 31, 2012, 2011 and 2010.

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

10.3 Securities Purchase Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.4 Registration Rights Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.5 One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.6 Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.7 Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.8 Bridge Loan Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.9 Collateral Security Agreement dated March 8, 2007, by and between The Singing Machine Company, Inc. and Ever Solid Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.10 Bridge Note of The Singing Machine Company, Inc. dated March 8, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on March 14, 2007)

10.11 Amendment to lease for executive offices dated April 3, 2008 by and between The Singing Machine Company, Inc. and Lyons Corporate Park, LLLP. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.12 Lease for City of Industry, CA warehouse by and between The Singing Machine Company, Inc. and Sun-Yin USA, Inc. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.13 Cosmo employee management agreement dated May 23, 2008 by and among The Singing Machine Company, Inc. and Cosmo Communications Corporation. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.14 Logistics Agreement dated May 23, 2008 by and among The Singing Machine Company, Inc. and Starlite Consumer Electronics (USA), Inc., Cosmo Communications Corp. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.15 DBS Banking Facility Agreement dated August 28, 2008 by and among The Singing Machine Company, Inc. and SMC (Comercial Offshore De Macau) Limitada. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.16 BB&T Factoring and Security Agreement dated September 19, 2008 by and among The Singing Machine Company, Inc. and Branch Banking and Trust Company. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.17 Assignment of Factoring Proceeds and Intercreditor Agreement dated September 19, 2008 by and among The Singing Machine Company, Inc., SMC (Comercial Offshore De Macau) Limitada, Branch Banking and Trust Company, and DBS Bank (Hong Kong) Limited. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.18 Hang Seng Bank Banking Facility dated February 12, 2008 by and among SMC (Comercial Offshore De Macau) Limitada and Hang Seng Bank. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on June 29, 2009)

10.19 Licensing Agreement dated May 10, 2006 by and among The Singing Machine Company, Inc. and MGA Entertainment, Inc. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K/A filed with the SEC on July 7, 2009)

10.20 Licensing Agreement dated November 21, 2006 by and among The Singing Machine Company, Inc. and MGA Entertainment, Inc. (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 7, 2009)

31.1 Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

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

THE SINGING MACHINE COMPANY, INC.

Date: June 29, 2012	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Gary Atkinson	Chief Executive Officer	June 29, 2012
Gary Atkinson

/s/ Lionel Marquis	Chief Financial Officer	June 29, 2012
Lionel Marquis

/s/ CAROL LAU	Chairwoman of the Board	June 29, 2012

/s/ BERNARD APPEL	Director	June 29, 2012
Bernard Appel

/s/ HARVEY JUDKOWITZ	Director	June 29, 2012
Harvey Judkowitz

/s/ Stewart Merkin	Director	June 29, 2012
Stewart Merkin

/s/ YAT TUNG LAU	Director	June 29, 2012
Yat Tung Lau

/s/ peter hon	Director	June 29, 2012
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for the years ended March 31, 2012, 2011, 2010. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Mallah Furman

Fort Lauderdale, Florida

June 20, 2012

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
Assets
Current Assets
Cash	$267,465	$674,712
Accounts receivable, net of allowances of $168,554 and $175,804, respectively	785,490	1,205,209
Due from related party - Starlight Consumer Electronics USA, Inc.	36,036	73,348
Due from related party - Starlight Electronics USA, Inc.	58,536	-
Due from related party - Cosmo Communications Canada, Ltd	68,291	-
Inventories,net	4,008,392	3,016,945
Prepaid expenses and other current assets	53,233	59,310
Total Current Assets	5,277,443	5,029,524

Property and Equipment, net	296,222	333,851
Other Non-Current Assets	159,674	164,678
Total Assets	$5,733,339	$5,528,053

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$1,303,395	$1,118,674
Due to related party - Starlight Marketing Development, Ltd.	1,924,431	2,063,213
Due to related party - Ram Light Management, Ltd.	1,683,247	1,683,247
Due to related party - Starlight R&D, Ltd.	416,026	431,373
Due to related party - Cosmo Communications USA, Inc.	226,747	217,493
Due to related party - Starlight Electronics Co., Ltd.	103,545	132,386
Due to related parties - Other Starlight Group Companies	3,534	88,249
Accrued expenses	168,156	256,535
Current portion of long-term financing obligation	-	4,547
Obligations to clients for returns and allowances	242,379	435,341
Warranty provisions	219,760	144,022
Total Current Liabilities	6,291,220	6,575,080

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,960,794 and 37,835,793 shares issued and outstanding	379,607	378,357
Additional paid-in capital	19,141,098	19,116,318
Accumulated deficit	(20,078,586)	(20,541,702)
Total Shareholders' Deficit	(557,881)	(1,047,027)
Total Liabilities and Shareholders' Deficit	$5,733,339	$5,528,053

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2012	March 31, 2011	March 31, 2010

Net Sales	$25,943,832	$19,165,979	$21,277,370

Cost of Goods Sold	20,292,738	14,921,289	17,291,011

Gross Profit	5,651,094	4,244,690	3,986,359

Operating Expenses
Selling expenses	2,470,985	1,838,217	3,114,552
General and administrative expenses	2,537,379	2,575,032	3,388,203
Depreciation and amortization	171,818	430,115	439,432
Total Operating Expenses	5,180,182	4,843,364	6,942,187

Net Income (Loss) from Operations	470,912	(598,674)	(2,955,828)

Other Expenses
Interest expense	(7,796)	(20,874)	(94,979)

Net Income (Loss) before provision for income taxes	463,116	(619,548)	(3,050,807)

Provision for income taxes	-	-	-

Net Income (Loss)	$463,116	$(619,548)	$(3,050,807)

Net Income (Loss) per Common Share
Basic	$0.012	$(0.016)	$(0.081)
Diluted	$0.012	$(0.016)	$(0.081)

Weighted Average Common and Common Equivalent Shares:
Basic	37,877,460	37,731,684	37,519,668
Diluted	37,877,460	37,751,773	37,519,668

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2012	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net Income (Loss)	$463,116	$(619,548)	$(3,050,807)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	171,818	430,115	439,432
Loss on disposal of property and equipment	31,027	-	-
Change in inventory reserve	211,999	101,932	(396,320)
Change in allowance for bad debts	(7,250)	(9,603)	(76,572)
Stock compensation	26,030	20,092	24,339
Warranty provisions	75,738	20,314	(164,331)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	426,969	(211,815)	244,671
Inventories	(1,203,446)	(314,029)	2,321,139
Prepaid expenses and other current assets	6,077	59,156	408,098
Other non-current assets	5,004	(34)	14,718
Increase (Decrease) in:
Accounts payable	184,721	222,961	(1,693,056)
Accounts payable - related party	(347,946)	1,508,811	1,535,410
Accrued expenses	(88,379)	29,278	(195,003)
Obligations to clients for returns and allowances	(192,962)	(306,668)	(166,440)
Net cash (used in) provided by operating activities	(237,484)	930,962	(754,722)
Cash flows from investing activities
Purchase of property and equipment	(165,216)	(27,000)	(291,276)
Proceeds from disposal of property and equipment	-	-	1,648
Net cash used in investing activities	(165,216)	(27,000)	(289,628)
Cash flows from financing activities
Borrowings from factor, net	-	14,987	58,867
Net (payments on) proceeds from short-term bank obligation	-	(1,091,828)	1,091,828
Payments persuant to factoring facility	-	-	(179,545)
Payments on long-term financing obligation	(4,547)	(18,186)	(18,186)
Net cash (used in) provided by financing activities	(4,547)	(1,095,027)	952,964
Change in cash and cash equivalents	(407,247)	(191,065)	(91,386)

Cash and cash equivalents at beginning of period	674,712	865,777	957,163
Cash and cash equivalents at end of period	$267,465	$674,712	$865,777

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$7,796	$20,874	$94,979
Cash paid (refunded) for Income Taxes	$4,332	$1,600	$(23,520)

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at March 31, 2009	-	-	37,449,432	$374,494	$19,075,750	$(16,871,347)	$2,578,897

Net Loss	-	-				(3,050,807)	(3,050,807)
Employee compensation-stock option	-	-			9,339		9,339
Director Fees	-	-	136,362	1,363	13,637		15,000
Balance at March 31, 2010	-	-	37,585,794	$375,857	$19,098,726	$(19,922,154)	$(447,571)

Net Loss	-	-				(619,548)	(619,548)
Employee compensation-stock option	-	-			12,592		12,592
Director Fees	-	-	249,999	2,500	5,000		7,500

Balance at March 31, 2011	-	-	37,835,793	$378,357	$19,116,318	$(20,541,702)	$(1,047,027)

Net Income						463,116	463,116
Employee compensation-stock option					18,530		18,530
Director Fees			125,001	1,250	6,250		7,500

Balance at March 31, 2012			37,960,794	$379,607	$19,141,098	$(20,078,586)	$(557,881)

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

The Company does business with a major supplier, koncepts International Limited (“koncepts”). koncepts is a major stockholder of the Company, owning approximately 52% of our shares of common stock outstanding.  koncepts is an indirect wholly-owned subsidiary of Starlight International Holdings Limited (“Starlight International”), a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Starlight International’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Starlight International, including Starlight Marketing Limited, Cosmo Communications Corporation (“Cosmo”) and Starlite Consumer Electronics (USA), Inc., among others (Starlight International and its subsidiaries collectively referred to herein as the “Starlight Group” or “Starlight”).

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

Concentration of Credit Risk

The Company maintains cash balances in foreign financial institutions. The insured amounts at foreign financial institutions at March 31, 2012 and March 31, 2011 are $66,398 and $27,448, respectively. At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 7.7%, 7.6%, and 11.1% of the gross sales for the twelve months ended March 31, 2012, 2011, and 2010, respectively.

STOCK BASED COMPENSATION

The Company began to apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)718-20, “Compensation – Stock Compensation Awards Classified as Equity”, starting on January 1, 2006. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of the provisions of ASC 718-20, for the years ended March 31, 2012, 2011 and 2010, the stock option expense was $18,530, $12,592 and $9,339, respectively. Employee stock option compensation expense in fiscal years 2012, 2011 and 2010 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

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

•	For the year ended March 31, 2012: expected dividend yield 0%, risk-free interest rate of 0.19%, volatility 341.4% and expected term of three years.

•	For the year ended March 31, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of three years.

•	For the year ended March 31, 2010: expected dividend yield 0%, risk-free interest rate of 0.41%, volatility 268.4% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company, are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 7% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2012, 2011 and 2010 was $1,089,512, $685,416 and $944,072, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the years ended March 31, 2012, 2011 and 2010, these amounts totaled $37,852, $66,875 and $45,146, respectively.

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

The Company also follows the provisions in FASB ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of March 31, 2012 this position did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2012 and March 31, 2011, The Singing Machine had gross deferred tax assets of approximately $3.9 million and $3.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.9 million and $3.5 million, respectively.

As of March 31, 2012 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2009 through March 31, 2011.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at March 31, 2012 and March 31, 2011 were $267,465 and $674,712, respectively.

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

In December 2011, the FASB issued ASU 2011-11, regarding disclosures about offsetting assets and liabilities. This update requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Disclosures are required for derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have any impact on our consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2012	2011

Finished Goods	$4,671,392	$3,467,946
Less: Inventory Reserve	(663,000)	(451,001)

Total Inventories	$4,008,392	$3,016,945

Inventory consigned to a distribution center at March 31, 2012 and March 31, 2011 was $353,201.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2012	2011

Computer and office equipment	5 years	$276,332	$660,948
Furniture and fixtures	5-7 years	-	217,875
Leasehold improvement	*	5,500	151,503
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,924,645	1,847,106
		2,307,998	2,978,953

Less: Accumulated depreciation and amortization		(2,011,776)	(2,645,102)
		$296,222	$333,851

* Shorter of remaining term of lease or useful life

Depreciation and amortization for fiscal years ended 2012, 2011, and 2010 was $171,818, was $430,115, and $439,432, respectively.

NOTE 5 – DUE TO RELATED PARTIES, NET

As of March 31, 2012 the Company had $4,194,667 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Development Ltd in the amount of $1,924,231 and to Ram Light Management, Ltd in the amount of $1,683,247, trade payables for consumer electronic products of $226,747 due to Cosmo USA, and $416,026 due to Starlight R&D for tooling and tooling modifications. There were net additional amounts due from other Starlight Group companies totaling $55,784 related to other expenses provided to us by these companies.

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

.

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheet. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended March 31, 2012 and March 31, 2011 obligations to clients for returns and allowances reclassified from accounts receivable were $242,379 and $435,341, respectively. There were no credit amounts requested by clients to be paid for the periods ended March 31, 2012 and March 31, 2011 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 7 – FINANCING

In light of the Company’s lack of financing facilities, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide financing to us for key vendor payments by extending longer payment terms for goods they manufacture for us. We do not believe we will required any bridge financing from the Group for the fiscal year ending March 31, 2013, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year. During the fiscal year ended March 31, 2012, our related party debt decreased by approximately $348,000. Taking into account internally generated funds and credit facilities available to the Group, we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the years ended March 31, 2012, 2011 and 2010 was $800,198, $773,964 and $864,523, respectively. On July 31, 2011, the Company executed a sixty-four (64) month lease of its new corporate headquarters in Fort Lauderdale, Florida. The lease commenced on September 1, 2011 and expires on December 31, 2016 and includes three months of base rent free as well as basic office preparation charges and use of office furniture and fixtures already located on the premises.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2012 are as follows:

Property Leases
For fiscal year ending March 31,
2013	$729,266
2014	127,471
2015	60,968
2016	61,507
2017 and beyond	47,121
$1,026,333

The above property lease payments are gross payments which are not net of supplemental sublease fees we receive. During fiscal years 2012, 2011 and 2010 the Company received fees of approximately $0, $15,000 and $45,000 respectively, for sublease of warehouse space and warehousing services provided to affiliated entities out of its California warehouse.

Such fees have been offset against rent expense in the consolidated statements of operations.

FINANCING

The Company primarily relied on its parent company, The Group, favorable vendor payment terms and one major customer’s “Quick-Pay” program for financing the company’s operations during Fiscal 2012. The company will continue to rely on The Group to finance any working capital shortfalls (if any) during fiscal year ending March 31, 2013 as the Company attempts to secure alternative financing facilities. Any change in the ability of The Group to provide financing or the company’s inability to secure new financing facilities could adversely affect our ability to pay vendors and receive product to fill customer orders.

NOTE 9 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2012, 2011, and 2010, the Company issued the following common stock shares:

2012:

On December 2, 2011 the Company issued 125,001 shares of its common stock to our Board of Directors at $.06 per share, pursuant to our annual director compensation plan.

2011:

On August 31, 2010 the Company issued 249,999 shares of its common stock to our Board of Directors at $.03 per share, pursuant to our annual director compensation plan.

2010:

On September 25, 2009 the Company issued 136,362 shares of its common stock to our Board of Directors at $.11 per share, pursuant to our annual director compensation plan.

EARNINGS PER SHARE

In accordance with FASB ASC 210, "Earnings per Share", basic net (loss) earnings per share are computed by dividing the net earnings (loss) for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings (loss) for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

For the years ended March 31, 2012, 2011 and 2010, common stock equivalents to purchase 700,000, 551,380 and 1,836,710 shares of stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2012, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any fiscal year. As of March 31, 2012, the Company had 266,105 options available to be granted under the 2001 Plan. As of March 31, 2011, the Company had 326,105 options available to be granted under the 1994 Plan.

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

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,191,380	$0.56	646,710	$0.62	1,133,215	$0.64
Granted	60,000	$0.06	580,000	$0.06	60,000	$0.11
Exercised	-	-	-	-	-	-
Forfeited	-	-	(35,330)	$0.91	(546,505)	$0.53
Balance at end of period	1,251,380	$0.30	1,191,380	$0.56	646,710	$0.56

Options exercisable at end of period	1,191,380	$0.31	611,380	$0.54	586,710	$0.62

The following table summarizes information about employee stock options outstanding at March 31, 2012:

Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$.03 - $.77	1,136,000	7.2	0.18	1,076,000	0.19
$1.20 - $9.00	115,380	3.6	1.41	115,380	1.41
	1,251,380			1,191,380

Prior to April 1, 2005, in accordance with ASC 713-10, for options issued to employees, the Company applied the intrinsic value method.

NOTE 10 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2012, 2011 and 2010, the Macau Subsidiary recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation. As of March 31, 2012, 2011 and 2010, The Singing Machine had net deferred tax assets of approximately $3.9 million, $3.5 million, and $4.1 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.9 million, $3.5 million, and $4.1 million, respectively.

The income tax expense (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2012, 2011, and 2010:

	2012	2011	2010

Current:
U.S. Federal	$(146,918)	$(391,685)	$(999,213)
State	26,299	(34,793)	(96,851)
Deferred	120,619	426,478	1,096,064
	$-	$-	$-

The United States and foreign components of income (loss) before income taxes are as follows:

	2012	2011	2010

United States	(432,111)	(1,152,015)	$(2,938,861)
Foreign	895,227	532,467	(111,226)
	$463,116	$(619,548)	$(3,050,087)

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2012, 2011, and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

F-13

	2012	2011	2010

Expected tax expense (benefit)	157,459	(210,646)	(1,037,030)
State income taxes, net of Federal income tax benefit	26,299	(34,794)	(96,852)
Permanent differences	5,247	4,347	3,430
Change in valuation allowance	385,220	(632,559)	983,094
Tax rate differential on foreign earnings	(304,377)	(181,039)	37,817
Other	(651,366)	1,054,692	109,541
Actual tax (benefit) expense	-	-	-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2012	2011	2010

Deferred tax assets:
Federal net operating loss carryforward	$2,579,924	$2,141,339	$2,822,902
State net operating loss carryforward	431,306	852,549	606,284
Hong Kong net operating loss carryforward
AMT credit carryforward	70,090	70,090	70,090
Inventory differences	438,773	24,572	263,103
Allowance for doubtful accounts	57,308	59,773	63,038
Reserve for sales returns	74,718	48,967	42,061
Charitable contributions	60,700	60,700	60,700
Accrued Vacation	9,551	8,550	12,385
Depreciation and amortization	135,660	198,606	149,478
Amortization of reorganization intangible	7,664	15,329	22,993
Total deferred tax assets	3,865,695	3,480,475	4,113,034
Deferred tax liability:
Depreciation
Total deferred tax liability
Net deferred tax assets before valuation allowance	3,865,695	3,480,475	4,113,034
Valuation allowance	(3,865,695)	(3,480,475)	(4,113,034)
Net deferred tax assets	$-	$-	$-

At March 31, 2012, the Company has federal tax net operating loss carry forwards in the amount of approximately $7.6 million, which expire beginning in the year 2013. In addition, state tax net operating loss carry forwards in the amount of approximately $12.0 million which expire beginning in 2013. The Company is no longer subject to income tax examinations for fiscal years before 2009.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary and Hong Kong Subsidiary, until its date of sale. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
		March 31,

	2012	2011	2010

North America	$25,313,446	$18,925,399	$18,512,225
Europe	630,386	240,580	2,740,842
Others	-	-	24,303
	$25,943,832	$19,165,979	$21,277,370

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2012, 2011, and 2010 totaled $24,933, $18,660 and $15,749, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post employment benefits to retirees.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2012, 74% of accounts receivable were due from three customers in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 35%, 21% and 18% at March 31, 2012. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 37% and 24% at March 31, 2011. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2012, 2011, and 2010 were 70%, 74% and 74% of total revenues, respectively. Revenues derived from top three customers in 2012, 2011 and 2010 as percentage of the total revenue were 29%, 17% and 15%; 29%, 25% and 9%; and 28%, 17% and 13%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Hong Kong and Macau Subsidiaries aggregated $11.8 million in 2012, $5.0 million in 2011 and $3.6 million in 2010.

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

During fiscal years 2012, 2011, and 2010, manufacturers in the People's Republic of China ("China") accounted for approximately 99%, 99% and 99%; respectively of the Company's total product purchases, including all of the Company's hardware purchases.

NOTE 14 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2012, 2011, and 2010 are set forth in the following table:

				Basic	Diluted
				Earnings	Earnings
			Net Earnings	(Loss)	(Loss)
	Sales	Gross Profit	(Loss)	Per Share	Per Share
	(In thousands)	(In thousands)	(In thousands)
2012
First quarter	$1,788	$429	$(507)	$(0.01)	$(0.01)
Second quarter	14,150	3,193	1,466	0.04	0.04
Third quarter	8,651	1,796	134	0.00	0.00
Fourth quarter	1,355	233	(630)	(0.02)	(0.02)
Fiscal Year 2012	$25,944	$5,651	$463	$0.01	$0.01

2011
First quarter	$2,092	$576	$(480)	$(0.01)	$(0.01)
Second quarter	8,358	1,693	292	0.01	0.01
Third quarter	6,936	1,633	81	0.00	0.00
Fourth quarter	1,780	343	(513)	(0.02)	(0.02)
Fiscal Year 2011	$19,166	$4,245	$(620)	$(0.02)	$(0.02)

2010
First quarter	$814	$(286)	$(1,553)	$(0.04)	$(0.04)
Second quarter	6,991	1,384	(313)	(0.01)	(0.01)
Third quarter	11,976	2,994	247	0.01	0.01
Fourth quarter	1,496	(106)	(1,432)	(0.04)	(0.04)
Fiscal Year 2010	$21,277	$3,986	$(3,051)	$(0.08)	$(0.08)

NOTE 15 – RELATED PARTY TRANSACTIONS

TRADE

During Fiscal 2012 and 2011 we sold approximately $1,686,000 and $1,659,000, respectively of product to Star Light Electronics Company, Ltd. (“Star Light”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. In addition, we sold and additional $87,000 in Fiscal 2012 and $234,000 in Fiscal 2011 of product to Cosmo from our California warehouse facility. The average gross profit margin on sales to Cosmo yielded 8.8% and 11.4%, respectively. We also sold $289,410 in Fiscal 2012 to Cosmo Communications HK, Ltd. who is also a related company. Cosmo was our primary distributor of the Company’s product to Canada in Fiscal 2012 and Fiscal 2011 and will continue in this role for Fiscal 2013.

We purchased products from Starlight USA in Fiscal 2012 and Starlight Marketing Development, Ltd., an indirect wholly-owned subsidiary of Starlight International in Fiscal 2011. The purchases from Starlight USA for Fiscal 2012 were $5,749,996 and purchases from Starlight Marketing Development, Ltd. (‘Starlight Marketing”) were $7,338,322 for Fiscal 2011. In Fiscal 2012, we also purchased products from Star Fair Electronics Co., Ltd. (“Star Fair”) in the amount of $922,524, Starlight R&D, Ltd (“Starlight R&D”) in the amount of $9,240, Cosmo USA in the amount of $23,000 and Cosmo in the amount of $137,376. All of these companies were indirectly wholly-owned subsidiaries if Starlight International. We also received charges for repair defective products from Starlight Marketing Development Ltd. (an indirect wholly-owned subsidiary of Starlight International) in the amounts of $114,561 for Fiscal 2012 and $0 for Fiscal 2011.

On August 1 2011, our subsidiary SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay us an annual service fee totaling approximately $1,000,000 payable monthly beginning August 1, 2011. This agreement generated approximately $665,000 for Fiscal 2012 and is projected to generate $331,000 in fees for Fiscal 2013. This agreement terminates on July 31, 2012 at which time another annual agreement is expected to be signed for approximately the same amount.

On August 1 2010, our subsidiary SMC-L entered into a service and logistics agreement with Starlight USA, and Cosmo USA to provide logistics, fulfillment, and warehousing services for Starlight USA and Cosmo USA’s domestic sales. For these services, Starlight USA and Cosmo USA have agreed to pay us an annual service fee of approximately $1,000,000 payable monthly beginning August 1, 2010. This agreement generated approximately $665,000 for Fiscal 2011 and generated $331,000 in fees for Fiscal 2012. This agreement terminated on July 31, 2011 at which time another annual agreement is was signed for approximately the same amount.

In May 2008, our subsidiary SMC-L entered into a service and logistics agreement with Starlight USA, and Cosmo USA to provide logistics, fulfillment, and warehousing services for Starlight USA and Cosmo USA’s domestic sales. For these services, Starlight USA and Cosmo USA paid us an annual service fee of $1,137,501, paid monthly beginning July 1, 2008. The agreement generated approximately $333,333 for Fiscal 2010 and $804,168 in fees for Fiscal 2009. The agreement was terminated June 30, 2010 and replaced by the new logistics agreement on August 1, 2010.

On August 1, 2006, our subsidiary SMC Macao entered into a service agreement with Star Light Electronics Company Limited, an indirect wholly-owned subsidiary of Starlight International, to provide shipping and engineering services to us for a fee of $25,000 per month. This amount increased to $29,000 per month effective July 1, 2008 however, due to a decrease in services provided to us, the fee was reduced for a period of time. Effective July 1, 2009 this amount was reduced to $14,000 per month. Effective August 1, 2010 the amount was again reduced to $8,000 per month due to decreased services provided to us. For Fiscal 2012 and Fiscal 2011, this service charge was $96,000 and $120,000, respectively.

NOTE 16 – WARRANTY PROVISIONS

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2012	2011
Estimated return and allowance liabilities at beginning of period	$144,022	$123,708

Costs accrued for new estimated returns and allowances	943,561	588,927

Return and allowance obligations honored	(867,823)	(568,613)

Estimated return and allowance liabilities at end of period	$219,760	$144,022

NOTE 17 – SUBSEQUENT EVENTS

We evaluated the effects of all subsequent events from the end of the fiscal year ended March 31, 2012 through June 29, 2012, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC"). There are no events requiring disclosure as per FASB ASC 855, “Subsequent Events”.

SUPPLEMENTAL DATA

SCHEDULE II

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	for Write off	Costs and	End of
Description	Period	Expenses		Expenses	Period

Year ended March 31, 2012
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$175,804	$-	$(8,323)	$1,073	$168,554
Deferred tax valuation allowance	$3,480,475	$	$-	$385,220	$3,865,695
Inventory reserve	$451,001	$398,000	$(186,001)	$-	$663,000

Year ended March 31, 2011
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$185,407	$20,143	$(29,746)	$-	$175,804
Deferred tax valuation allowance	$4,113,034	$(632,559)	$-	$-	$3,480,475
Inventory reserve	$349,069	$101,932	$-	$-	$451,001

Year ended March 31, 2010
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$261,980	$59,085	$(135,658)	$-	$185,407
Deferred tax valuation allowance	$3,129,940	$983,094	$-	$-	$4,113,034
Inventory reserve	$745,388	$376,855	$(773,174)	$-	$349,069

