Form 10-Q
period 2012-06-30
SINGING MACHINE CO INC
filed 2012-08-09
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______.

Commission File Number 0 - 24968

THE SINGING MACHINE COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-3795478
(State of Incorporation )	(IRS Employer I.D. No.)

6301 NW 5th Way, Suite 2900, Fort Lauderdale FL 33309

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,960,794 as of August 6, 2012

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2012 (Unaudited) and March 31, 2012	3

	Consolidated Statements of Operations - Three months ended June 30, 2012 and 2011 (Unaudited)	4

	Consolidated Statements of Cash Flows - Three months ended June 30, 2012 and 2011 (Unaudited)	5

	Notes to Consolidated Financial Statements- June 30, 2012 (Unaudited)	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$303,420	$267,465
Accounts receivable, net of allowances of $177,947 and $168,554, respectively	799,934	785,490
Due from related party - Starlight Consumer Electronics USA, Inc.	4,574	36,036
Due from related party - Starlight Electronics USA, Inc.	116,286	58,536
Due from related party - Cosmo Communications Canada, Ltd	39,565	68,291
Inventories, net	3,587,715	4,008,392
Prepaid expenses and other current assets	43,434	53,233
Total Current Assets	4,894,928	5,277,443

Property and Equipment, net	306,709	296,222
Other Non-Current Assets	159,956	159,674
Total Assets	$5,361,593	$5,733,339

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$1,545,382	$1,303,395
Due to related party - Starlight Marketing Development, Ltd.	1,924,431	1,924,431
Due to related party - Ram Light Management, Ltd.	1,683,247	1,683,247
Due to related party - Starlight R&D, Ltd.	422,106	416,026
Due to related party - Cosmo Communications USA, Inc.	230,626	226,747
Due to related party - Starlight Electronics Co., Ltd.	153,944	103,545
Due to related parties - Other Starlight Group Companies	3,534	3,534
Accrued expenses	207,472	168,156
Obligations to clients for returns and allowances	166,072	242,379
Warranty provisions	61,481	219,760
Total Current Liabilities	6,398,295	6,291,220

Total Liabilities	6,398,295	6,291,220

Shareholders' Deficit
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,960,794 and 37,960,794 shares issued and outstanding, respectively	379,607	379,607
Additional paid-in capital	19,142,740	19,141,098
Accumulated deficit	(20,559,049)	(20,078,586)
Total Shareholders' Deficit	(1,036,702)	(557,881)
Total Liabilities and Shareholders' Deficit	$5,361,593	$5,733,339

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended
	June 30, 2012	June 30, 2011

Net Sales	$1,762,705	$1,788,046

Cost of Goods Sold	1,318,627	1,359,503

Gross Profit	444,078	428,543

Operating Expenses
Selling expenses	248,648	348,676
General and administrative expenses	643,118	555,612
Depreciation and amortization	32,775	32,078
Total Operating Expenses	924,541	936,366

Loss from Operations	(480,463)	(507,823)

Other Expenses
Interest expense	-	(94)

Loss before provision for income taxes	(480,463)	(507,917)

Provision for income taxes	-	-

Net Loss	$(480,463)	$(507,917)

Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,960,794	37,835,793

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities
Net Loss	$(480,463)	$(507,917)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	32,775	32,078
Change in inventory reserve	(40,709)	1,004
Change in allowance for bad debts	2,143	(6,039)
Stock compensation	1,642	7,092
Warranty provisions	(158,279)	(80,690)
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(16,587)	359,502
Inventories	461,386	39,267
Prepaid expenses and other current assets	9,799	18,605
Other non-current assets	(282)	-
Increase (Decrease) in:
Accounts payable	241,987	479,543
Net due to related parties	62,796	(258,182)
Accrued expenses	39,316	(8,833)
Obligations to clients for returns and allowances	(76,307)	87,388
Net cash provided by operating activities	79,217	162,818
Cash flows from investing activities
Purchase of property and equipment	(43,262)	(77,301)
Net cash used in investing activities	(43,262)	(77,301)
Cash flows from financing activities
Payments on long-term financing obligation	-	(4,547)
Net cash used in financing activities	-	(4,547)
Change in cash and cash equivalents	35,955	80,970

Cash and cash equivalents at beginning of period	267,465	674,712
Cash and cash equivalents at end of period	$303,420	$755,682

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$-	$94

The accompanying notes are an integral part of these consolidated financial statements.

 THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2012

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements for the three months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at June 30, 2012 and March 31, 2012 are $87,915 and $66,398, respectively. At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of June 30, 2012 and March 31, 2012 the amounts uninsured in United States banks were $215,505 and $201,067 respectively.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, Compensation – Stock Compensation Awards Classified as Equity (“ASC 718-20”) starting on January 1, 2006. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20 The Company continues to use the Black-Scholes option valuation model to value stock options. For the three months ended June 30, 2012 and June 30, 2011 the stock option expense was $1,642 and $7,092, respectively. Employee stock option compensation expense in fiscal years 2012 and 2011 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended June 30, 2012 the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data. Set forth below are the assumptions used in the periods presented:

  For the three months ended June 30, 2012: expected dividend yield 0%, risk-free interest rate of 0.19%, volatility 341.4% and expected term of three years.

  For the three months ended June 30, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the clients’ inventory purchases. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2012 and 2011 was $155,814 and $86,976, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended June 30, 2012 and 2011, these amounts totaled $15,067 and $7,648, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This accounting update requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity has been eliminated. In addition, the amended guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for the Company’s fiscal year beginning April 1, 2012. The Company adopted ASU 2011-05 during the first quarter ended June 30, 2012. The adoption of ASU 2011-05 did not have any impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, regarding disclosures about offsetting assets and liabilities. This update requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Disclosures are required for derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have any impact on its consolidated financial statements.

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740 10-25, Accounting for Uncertainty in Income Taxes, which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of June 30, 2012 the Company did not have any tax positions that resulted in any adjustment to the Company’s provision for income taxes.

As of June 30, 2012 and March 31, 2012, The Singing Machine had gross deferred tax assets of approximately $4.1 million and $3.9 million, respectively, against which the Company recorded valuation allowances totaling approximately $4.1 million and $3.9 million, respectively.

As of June 30, 2012 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2009 through March 31, 2012.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	June 30,	March 31,
	2012	2012
	(unaudited)

Finished Goods	$4,210,006	$4,224,395
Inventory in Transit	-	446,997
Less: Inventory Reserve	(622,291)	(663,000)

Net Inventories	$3,587,715	$4,008,392

Inventory consigned to customers at June 30, 2012 and March 31, 2012 were $353,201 and $353,201, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2012	2012
		(unaudited)

Computer and office equipment	5 years	$277,995	$276,332
Leasehold improvements	*	5,500	5,500
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	1,966,244	1,924,645
		2,351,260	2,307,998

Less: Accumulated depreciation		(2,044,551)	(2,011,776)
		$306,709	$296,222

* Shorter of remaining term of lease or useful life

Depreciation expense for the three months ended June 30, 2012 and June 30, 2011 was $32,775 and $32,078, respectively.

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to “obligations to clients for returns and allowances” in current liabilities on the consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the consolidated balance sheet. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of June 30, 2012 and March 31, 2012 obligations to clients for returns and allowances reclassified from accounts receivable were $166,072 and $242,379 respectively. As of June 30, 2012 there was one major customer requesting payment of their credit balance in the amount of $449,518 which was reclassified form obligations to clients for returns and allowances to accounts payable. Except as identified, there were no additional credit amounts requested by clients to be paid for the periods ended June 30, 2012 and March 31, 2012 and as such no additional amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

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

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service (“IRS”) notified International SMC (HK) Limited “ISMC (HK)”, a former foreign subsidiary, of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125. ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”). The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters. On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. On June 30, 2011 the IRS filed an updated federal tax lien in the amount of approximately $293,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company. In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

•	IRS’s asserted position that the Company is not the taxpayer.
•	The 1120- F tax liability was recorded under the taxpayer identification number belonging to ISMC and not the Company’s taxpayer identification number
•	The IRS would be barred from recovery since it failed to assess or issue a notice of levy within the three year statute of limitations

Based on the conclusion reached in the legal memorandum, management does not believe that the Company will have any further liability and has not accrued any liability in this matter.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, City of Industry, California and Macau. The leases expire at varying dates. Rent expense for the three months ended June 30, 2012 and 2011 was $197,147 and $189,382, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2012 are as follows:

Property Leases
For period ending

2013	$619,864
2014	68,524
2015	60,376
2016	61,885
2017 and beyond	31,586
$842,235

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2012 and 2011, the Company did not issue any shares of its common stock.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2012, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of June 30, 2012 the Company granted 1,683,895 options under the Year 2001 Plan with 1,251,380 options still outstanding, leaving 266,105 options available to be granted. During the three months ended June 30, 2012 and 2011 there were no stock options issued.

NOTE 9 - GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three months ended June 30, 2012 were made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2012	2011

North America	$1,712,445	$1,668,121
Europe	50,260	119,925
	$1,762,705	$1,788,046

The geographic area of sales was based primarily on the location where the product is delivered.

NOTE 10 – DUE TO RELATED PARTIES, NET

As of June 30, 2012 and March 31, 2012 the Company had amounts due to related parties in the amounts of $4,417,888 and $4,357,530 respectively, consisting primarily of non-interest bearing trade payables due to Starlight affiliates. As of June 30, 2012 and March 31, 2012 the Company had amounts due from related parties in the amounts of $160,425 and $162,863 respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2012 and June 30, 2011 the Company sold $260,457 and $151,866 respectively to Starlight Electronics Company, Ltd at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Starlight Electronics for the three months ended June 30, 2012 and June 30, 2011 was 9.2% and 9.1%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the three months ended June 30, 2012 and June 30, 2011 we sold an additional $54,265 and $0, respectively of product to Cosmo from our California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of operations.

The Company purchased products from Starlight Marketing Development, Ltd, (“SMD”) a subsidiary of Starlight International Holding Ltd. The purchases from SMD for the three month period ended June 30, 2012 and 2011 were $35,504 and $48,228 respectively.

During the three month period ended June 30, 2012 and June 30, 2011 the Company purchased products from Cosmo Communications USA, Inc. (“Cosmo USA”) in the amount of $0 and $23,000, respectively.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc., Starlight USA, Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales. The Company received $249,999 and $249,999 in service fees from these affiliates during the three months ended June 30, 2012 and June 30, 2011, respectively. For the three months ended June 30, 2012 and 2011, the Company additionally received reimbursements from both of these affiliates in the amount of $0 and $7,679, respectively for expenses and salaries incurred by SMC-L on their behalf.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended
	June 30,	June 30,
	2012	2011
Estimated return and allowance liabilities at beginning of period	$219,760	$144,021
Costs accrued for new estimated returns and allowances	59,932	55,245
Return and allowance obligations honored	(218,211)	(135,933)

Estimated return and allowance liabilities at end of period	$61,481	$63,333

NOTE 13 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, we evaluated the effects of all subsequent events from the end of the first quarter ended June 30, 2012 through August 9, 2012, the date we filed our financial statements with the U.S. Securities and Exchange Commission. There were no additional events to report during this evaluation period.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2012 and 2011.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For three months ended
	June 30, 2012	June 30, 2011

Net Sales	100.0%	100.0%

Cost of Goods Sold	74.8%	76.0%

Gross Profit	25.2%	24.0%

Operating Expenses
Selling expenses	14.1%	19.5%
General and administrative expenses	36.5%	31.1%
Depreciation and amortization	1.9%	1.8%

Total Operating Expenses	52.5%	52.4%

Loss from Operations	-27.3%	-28.4%

Other Income (Expenses)
Interest expense	0.0%	0.0%

Loss before provision for income taxes	-27.3%	-28.4%

Provision for income taxes	0.0%	0.0%

Net Loss	-27.3%	-28.4%

QUARTER ENDED JUNE 30, 2012 COMPARED TO THE QUARTER ENDED JUNE 30, 2011

NET SALES

Net sales for the quarter ended June 30, 2012 decreased to $1,762,705 from to $1,788,046, a decrease of $25,341 as compared to the same period ended June 30, 2011. This decrease was primarily due to a decrease of $69,665 in direct import sales to one major customer in Europe offset by an increase in North American sales of $95,006.

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2012 increased to $444,078 from $428,543 an increase of $15,535 as compared to the same period in the prior year. This increase is primarily due to the increase in higher margin North American revenue in the quarter as compared to the same quarter in the prior year. As a percentage of revenues, our gross profit margin for the three months ended June 30, 2012 was 25.2% compared to 24.0% for the three months ended June 30, 2011. This 1.2 increase in gross profit margin points was primarily due to a decrease in landing costs of inventory which accounted for .8 points of the increase with the remaining .4 points relating to a favorable inventory cost adjustment.

OPERATING EXPENSES

For the quarter ended June 30, 2012, total operating expenses decreased to $924,541. This represents a decrease of $11,825 from the same period’s quarter ended total operating expenses of $936,366. Selling expenses decreased by $100,028 primarily due to the absence of a one-time charge to royalty expense of approximately $160,000 in the prior year quarter ended June 30, 2011 for settlement of a legal matter. This one-time charge to selling expense was offset by increased variable selling expenses which were higher by approximately $60,000 due primarily to an increase in marketing expenses associated with the company’s future branding strategy of approximately $45,000 and approximately $24,000 increase in advertising co-op programs offered to major North American customers. The remaining variance in selling expenses was due to other variable selling expenses associated with sales. The expense decrease of approximately $100,000 in selling expenses was offset by an increase in administrative expenses of approximately $88,000 primarily due to increases in repair charges of approximately $53,000 commensurate with increased returns of defective products and the remaining $35,000 variance due other various administrative expenses.

LOSS FROM OPERATIONS

Loss from operations decreased $27,360 this quarter, to $480,463 for the three months ended June 30, 2012 compared to a loss from operations of $507,823 for the same period ended June 30, 2011. The primary reason for the decrease in loss from operations was due to increased gross profit of approximately $15,000 due to favorable product sales mix to North American customers and the reduction in total operating expenses of approximately $12,000 as discussed in the operating expenses section above.

INCOME TAXES

For the three months ended June 30, 2012 and 2011, the Company did not record a tax provision because it expects current year-to-date losses and sufficient future net losses to offset the income for these periods.

NET LOSS

For the three months ended June 30, 2012 net loss decreased to $480,463 compared to a net loss of $507,917 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, Singing Machine had cash on hand of $303,420 as compared to cash on hand of $267,465 as of March 31, 2012. We had a working capital deficit of $1,503,367 as of June 30, 2012.

Net cash provided by operating activities was $79,217 for the three months ended June 30, 2012, as compared to $162,818 provided by operating activities the same period a year ago. The decrease in net cash provided was primarily due to the net decrease of approximately $163,000 in obligations to clients for returns and allowances due to the settlement of a major customer’s credit balance from the prior fiscal year.

Net cash used by investing activities for the three months ended June 30, 2012 was $43,262 as compared to $77,301 used by investing activities for the same period ended a year ago. This decrease was due to a decrease in investment of tooling and molds for new products.

Net cash used in financing activities was $0 for the three months ended June 30, 2012, as compared to net cash used in financing activities of $4,547 for the same period ended a year ago. The company paid off the remaining capital lease for forklifts during fiscal 2012 and did not incur any additional debt subsequent to settlement of this amount.

In light of the Company’s lack of financing facilities, our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide financing to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2013, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year. As of June 30, 2012, our related party debt increased by approximately $63,000 since the fiscal year ended March 31, 2012. Taking into account internally generated funds and credit facilities available to the Group, we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

As of June 30, 2012, our cash on hand was $303,420. Our average monthly general and administrative expenses are approximately $200,000. We expect that we will require approximately $600,000 for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

  Raising additional working capital;
  Collecting our existing accounts receivable;
  Selling existing inventory;
  Vendor financing;
  Borrowing from factoring bank;
  Short term loans from our majority shareholder;
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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 87.9% and 79.8% of net sales in fiscal 2012 and 2011, respectively.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is currently not aware of any legal proceedings.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Gary Atkinson, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Lionel Marquis, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

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

THE SINGING MACHINE COMPANY, INC.

Date: August 9, 2012	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

