Form 10-Q
period 2012-09-30
SINGING MACHINE CO INC
filed 2012-11-13
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,960,794 as of November 14, 2012

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2012(Unaudited) and March 31, 2012	3

	Condensed Consolidated Statements of Operations - Three months and six months ended September 30, 2012 and 2011(Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Six months ended September 30, 2012 and 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements- September 30, 2012 (Unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$2,828,669	$267,465
Accounts receivable, net of allowances of $198,717 and $168,554, respectively	4,786,689	785,490
Due from related party - Starlight Consumer Electronics USA, Inc.	236,267	36,036
Due from related party - Starlight Electronics USA, Inc.	43,509	58,536
Due from related party - Starlight Electronics Co., Ltd.	369,692	-
Due from related party - Cosmo Communications Canada, Ltd	310,974	68,291
Inventories, net	7,524,056	4,008,392
Prepaid expenses and other current assets	47,155	53,233
Total Current Assets	16,147,011	5,277,443

Property and equipment, net	338,633	296,222
Other non-current assets	159,957	159,674
Total Assets	$16,645,601	$5,733,339

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$7,984,620	$1,303,395
Due to related party - Starlight Marketing Development, Ltd.	1,924,431	1,924,431
Due to related party - Starfair Electronics Company, Ltd.	276,524	-
Due to related party - Ram Light Management, Ltd.	1,683,247	1,683,247
Due to related party - Starlight R&D, Ltd.	512,061	416,026
Due to related party - Cosmo Communications USA, Inc.	240,394	226,747
Due to related party - Starlight Consumer Electronics Co., Ltd.	1,996,133	103,545
Due to related parties - Other Starlight Group Companies	3,534	3,534
Accrued expenses	1,050,055	168,156
Obligations to clients for returns and allowances	112,367	242,379
Warranty provisions	462,387	219,760
Total Current Liabilities	16,245,753	6,291,220

Shareholders' Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,960,794 and 37,960,794 shares issued and outstanding, respectively	379,607	379,607
Additional paid-in capital	19,144,379	19,141,098
Accumulated deficit	(19,124,138)	(20,078,586)
Total Shareholders' Equity (Deficit)	399,848	(557,881)
Total Liabilities and Shareholders' Equity (Deficit)	$16,645,601	$5,733,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net Sales	$14,376,086	$14,149,564	$16,138,791	$15,937,610

Cost of Goods Sold	10,905,307	10,956,081	12,223,934	12,315,584

Gross Profit	3,470,779	3,193,483	3,914,857	3,622,026

Operating Expenses
Selling expenses	1,250,642	1,041,388	1,499,290	1,390,064
General and administrative expenses	742,708	654,992	1,385,826	1,210,604
Depreciation and amortization	34,076	29,313	66,851	61,391
Total Operating Expenses	2,027,426	1,725,693	2,951,967	2,662,059

Income from Operations	1,443,353	1,467,790	962,890	959,967

Other Expenses
Interest expense	(8,442)	(2,250)	(8,442)	(2,344)

Income before provision for income taxes	1,434,911	1,465,540	954,448	957,623

Provision for income taxes	-	-	-	-

Net Income	$1,434,911	$1,465,540	$954,448	$957,623

Income per Common Share
Basic and Diluted	$0.04	$0.04	$0.03	$0.03

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	37,960,794	37,835,793	37,960,794	37,835,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities
Net Income	$954,448	$957,623
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	66,851	61,391
Change in inventory reserve	(167,000)	153,926
Change in allowance for bad debts	22,913	43,994
Disposal of property and equipment	-	4,027
Stock based compensation	3,281	14,185
Warranty provisions	242,627	294,346
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(4,024,112)	(10,239,086)
Inventories	(3,348,664)	(1,203,562)
Prepaid expenses and other current assets	6,078	6,064
Other non-current assets	(283)	(658)
Increase (Decrease) in:
Accounts payable	6,681,225	5,415,195
Net due to related parties	1,481,215	2,180,058
Accrued expenses	881,899	686,472
Obligations to clients for returns and allowances	(130,012)	(66,446)
Net cash provided by (used in) operating activities	2,670,466	(1,692,471)
Cash flows from investing activities
Purchase of property and equipment	(109,262)	(83,369)
Net cash used in investing activities	(109,262)	(83,369)
Cash flows from financing activities
Net proceeds from short-term bank loan	-	1,293,326
Payments on long-term financing obligation	-	(4,547)
Net cash provided by financing activities	-	1,288,779
Change in cash	2,561,204	(487,061)

Cash at beginning of period	267,465	674,712
Cash at end of period	$2,828,669	$187,651

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,442	$2,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2012

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

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The accompanying condensed consolidated financial statements include the accounts of the Company, Macau Subsidiary, SMC-L, SMC-M and The Singing Machine Holdings Ltd. (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS. The condensed consolidated financial statements for the three and six months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2012 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

USE OF ESTIMATES. The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, inventory reserves, warranty reserves, and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

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

Concentration of Credit Risk

The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at September 30, 2012 and March 31, 2012 are $1,532,100 and $66,398, respectively. At times the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.

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

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is not presented as the conversion of stock options would have an anti-dilutive effect. As of September 30, 2012 total anti-dilutive shares amounted to approximately 2,356,160 shares.

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

STOCK BASED COMPENSATION

The Company began to apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, Compensation – Stock Compensation Awards Classified as Equity (“ASC 718-20”) starting on January 1, 2006. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to ASC 718-20 using the modified prospective application, whereby compensation cost is only recognized in the condensed consolidated statements of operations beginning with the first period that ASC 718-20 is effective and thereafter, with prior periods' stock-based compensation still presented on a pro forma basis. Under the modified prospective approach, the provisions of ASC 718-20 are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under ASC 718-20 The Company continues to use the Black-Scholes option valuation model to value stock options. For the three and six months ended September 30, 2012, stock option expense was $1,639 and $3,281, respectively. For the three and six months ended September 30, 2011, stock option expense was $7,093 and $14,185, respectively. Employee stock option compensation expense in fiscal years 2013 and 2012 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended September 30, 2012 the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data. Set forth below are the assumptions used in the periods presented:

•	For the six months ended September 30, 2012: expected dividend yield 0%, risk-free interest rate of 0.19%, volatility 341.4% and expected term of three years.

•	For the six months ended September 30, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of three years.

ADVERTISING

Costs incurred for producing, publishing and advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the clients’ inventory purchases. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the six months ended September 30, 2012 and 2011 was $859,136 and $608,963, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to condensed results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the six months ended September 30, 2012 and 2011, these amounts totaled $33,240 and $24,834, respectively.

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

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, obligations to clients for returns and allowances, warranty provision, accrued expenses and net due to related parties approximates fair value due to the relatively short period to maturity for these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11, regarding disclosures about offsetting assets and liabilities. This update requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Disclosures are required for derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have any impact on its condensed consolidated financial statements.

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of September 30, 2012 this position did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2012 and March 31, 2012, The Singing Machine had gross deferred tax assets of approximately $3.6 million and $3.9 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.6 million and $3.9 million, respectively. The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate was applied to income before provision for income taxes primarily because of net operating loss carry forwards that are more than sufficient to offset net income for the six months ended September 30, 2012.

As of September 30, 2012 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2009 through March 31, 2012.

NOTE 4- INVENTORIES

Inventories are comprised of the following components:

	September 30,	March 31,
	2012	2012
	(unaudited)

Finished Goods	$4,761,745	$4,224,395
Inventory in Transit	3,258,311	446,997
Less: Inventory Reserve	(496,000)	(663,000)

Net Inventories	$7,524,056	$4,008,392

Inventory consigned to customers at September 30, 2012 and March 31, 2012 was $353,201 and $353,201, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2012	2012
		(unaudited)

Computer and office equipment	5 years	$277,994	$276,332
Leasehold improvements	*	5,500	5,500
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	2,032,245	1,924,645
		2,417,260	2,307,998

Less: Accumulated depreciation		(2,078,627)	(2,011,776)
		$338,633	$296,222

* Shorter of remaining term of lease or useful life

Depreciation and amortization expense for the three months ended September 30, 2012 and September 30, 2011 was $34,076 and $29,313, respectively. Depreciation and amortization expense for the six months ended September 30, 2012 and September 30, 2011 was $66,851 and $61,391, respectively.

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the condensed consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheet. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended September 30, 2012 and March 31, 2012 obligations to clients for returns and allowances reclassified from accounts receivable were $112,367 and $242,379, respectively. There were no credit amounts requested by clients to be paid for the periods ended September 30, 2012 and March 31, 2012 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 7 – FINANCING

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which allows the company to receive and advance of up to 70% of qualified accounts receivable. The outstanding loan balance on the line of credit cannot exceed $5,000,000 during our peak selling season between August 2 and February 14 and cannot exceed $500,000 between February 15 and August 1 of each year the agreement is in effect. The Company has agreed to assign all of its domestic accounts receivable shipped from North America (except drop shipment invoices) to Crestmark and will assume all of the credit risk on accounts receivable assigned to Crestmark.

Interest on the line of credit and discounting charges on accounts receivable advances will be charged at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. The credit facility is secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. The factoring fees will be 1% of the gross invoice for all domestic accounts receivable assigned. There were no outstanding obligations on the line of credit facility as of September 30, 2012 and March 31, 2012.

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

LEASES

The operating lease for the facilities in Coconut Creek, Florida expired and the Company entered into a new operating lease for approximately 4,000 square feet of office space in Ft Lauderdale, Florida. The lease term is 64 months and includes four months of free base rent as an incentive to enter into the agreement. The Company continues to maintain its operating lease agreements for office and warehouse facilities in City of Industry, California. The leases expire at varying dates. Rent expense for the six months ended September 30, 2012 and 2011 was $377,609 and $401,138, respectively.

Future minimum lease payments under property leases with terms exceeding one year as of September 30, 2012 are as follows:

Property Leases

2013	$457,889
2014	66,001
2015	55,823
2016	61,886
2017	21,230
$662,829

 .

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the six months ended September 30, 2012 and September 30, 2011, the Company did not issue any shares of its common stock.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2012, the Plan is authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of September 30, 2012, the Company granted 1,683,895 options under the Year 2001 Plan with 1,251,380 options still outstanding, leaving 266,105 options available to be granted. There were no additional stock options issued during the six months ended September 30, 2012 and 2011.

NOTE 10 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and six months ended September 30, 2012 and 2011 were made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2012	2011	2012	2011

North America	$14,033,910	$13,571,567	15,746,355	15,239,688
Europe	342,176	577,997	392,436	697,922
	$14,376,086	$14,149,564	$16,138,791	$15,937,610

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 11 – DUE TO RELATED PARTIES, NET

As of September 30, 2012 and March 31, 2012 the Company had amounts due to related parties in the amounts of $6,636,324 and $4,357,530 respectively, consisting primarily of trade payables due to Starlight affiliates. As of September 30, 2012 and March 31, 2012 the Company had amounts due from related parties in the amounts of $960,442 and $162,863 respectively, consisting primarily of trade receivables due from Starlight affiliates. As of April 1, 2012 Starlight Electronics Company, Ltd (related-party company) began charging interest on the current year intercompany trade payables that are past due at a rate of 4.5% per annum. For the six months ended September 30, 2012 and September 30, 2011, the Company incurred interest expense in the amounts of $5,575 and $0, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2012 and September 30, 2011 the Company sold approximately $1,166,000 and $1,541,000 respectively to Starlight Electronics Company, Ltd at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Starlight Electronics for the six months ended September 30, 2012 and September 30, 2011 was 12.42% and 7.6%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the six months ended September 30, 2012 and September 30, 2011 we sold an additional $325,674 and $0, respectively of product to Cosmo from our California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products from Starlight Marketing Development, Ltd, (“SMD”) a subsidiary of Starlight International Holding Ltd. The purchases from SMD for the six months ended September 30, 2012 and 2011 were $0 and $3,013,875 respectively. The Company purchased products from Starlight Consumer Electronics, Ltd, (“SCE”) a subsidiary of Starlight International Holding Ltd. The purchases from SCE for the six months ended September 30, 2012 and 2011 were $4,960,073 and $0 respectively.

During the six month period ended September 30, 2012 and September 30, 2011 the Company purchased products from Cosmo Communications USA, Inc. (“Cosmo USA”) in the amount of $0 and $48,900, respectively.

During the six month period ended September 30, 2012 and September 30, 2011 the Company purchased products from Starlight Consumer Electronics USA, Inc. in the amount of $138,051 and $0, respectively.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received $133,119 and $0 in service fees from these affiliates during the six months ended September 30, 2012 and September 30, 2011, respectively. This agreement terminates on April 30, 2013 at which time another annual agreement is expected to be signed for approximately the same amount.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc., Starlight USA, Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales. The Company received $249,999 and $499,998 in service fees from these affiliates during the six months ended September 30, 2012 and September 30, 2011, respectively. For the six months ended September 30, 2012 and 2011, the Company additionally received reimbursements from these affiliates in the amount of $0 and $15,370, respectively for expenses and salaries incurred by SMC-L on their behalf. This agreement terminated on June 30, 2012.

NOTE 13 – WARRANTY PROVISIONS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis. Customers are either allowed to return defective goods within a specified period of time after shipment (between 6 and 9 months) or granted a “defective allowance” consisting of a fixed percentage (between 1% and 5%) off of invoice price in lieu of returning defective products. The Company is also subject to returns of CDG music from sales made by our consignee. The Company records liabilities for its return goods programs and defective goods allowance program at the time of sale for the estimated costs that may be incurred. The liability for defective goods is included in warranty provisions on the condensed consolidated balance sheet.

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Estimated return and allowance liabilities at beginning of period	$61,481	$63,333	$219,760	$144,021
Costs accrued for new estimated returns and allowances	478,132	441,639	538,064	496,886
Return and allowance obligations honored	(77,226)	(66,604)	(295,437)	(202,539)

Estimated return and allowance liabilities at end of period	$462,387	$438,368	$462,387	$438,368

NOTE 14 – SUBSEQUENT EVENTS

We evaluated the effects of all subsequent events from the end of the second quarter ended September 30, 2012 through November 13, 2012, the date we filed our financial statements with the U.S. Securities and Exchange Commission. Except as disclosed in Note 7 – Financing, there were no additional events to report during this evaluation period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the condensed consolidated financial statements and Notes included elsewhere in this quarterly report. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part II, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2012 and 2011.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	75.9%	77.4%	75.7%	77.3%

Gross Profit	24.1%	22.6%	24.3%	22.7%

Operating Expenses
Selling expenses	8.7%	7.4%	9.3%	8.7%
General and administrative expenses	5.2%	4.6%	8.6%	7.6%
Depreciation and amortization	0.2%	0.2%	0.4%	0.4%

Total Operating Expenses	14.1%	12.2%	18.3%	16.7%

Income from Operations	10.0%	10.4%	6.0%	6.0%

Other Expenses
Interest expense	-0.1%	0.0%	-0.1%	0.0%

Income before provision for income taxes	9.9%	10.4%	5.9%	6.0%

Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net Income	9.9%	10.4%	5.9%	6.0%

QUARTER ENDED SEPTEMBER 30, 2012 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2011

NET SALES

Net sales for the quarter ended September 30, 2012 increased to $14,376,086 from $14,149,564, an increase of $226,522 as compared to the same period ended September 30, 2011. This increase in sales is primarily due to commitments from new retail customers in North America. Direct import sales decreased by approximately $3,600,000 primarily due to delivery shifts into early October. This decrease in direct import sales was offset by earlier shipment schedules on deliveries from our California warehouse as well as the increase in new retail customers in North America.

GROSS PROFIT

Our gross profit for the quarter ended September 30, 2012 increased to $3,470,779 from $3,193,483 an increase of $277,296 as compared to the same period in the prior year. This increase is primarily due to the increase in revenue in the quarter as compared to the same quarter in the prior year as well as an increase in gross profit margin due to the increased sales from our California warehouse which generally yield higher gross profit margin than direct import sales.

Gross profit margin for the three month period ended September 30, 2012 was 24.1% compared to 22.6% for the three month period ended September 30, 2011 due to the favorable $3,600,000 mix of sales from our California warehouse compared to direct import sales which yield lower gross profit margin.

OPERATING EXPENSES

For the quarter ended September 30, 2012, total operating expenses increased to $2,027,426. This represents an increase of $301,733 from the same period’s quarter ended total operating expenses of $1,725,693. This increase was primarily due an increase in variable selling expenses associated with co-op advertising programs granted to major retail customers as well a decrease in fees received from related-party companies for warehouse services provided to them.

Selling expenses increased $209,254 for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. Advertising co-op allowance for major retail customers increased approximately $165,000 accounting for 79% of the increase. Royalty payments paid to the developer of the new 4TV product increased approximately $49,000 while other selling expenses decreased by approximately $5,000 accounting for the rest of the variance.

General and administrative expenses increased $87,716 for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. Warehouse fees received for services provided to related parties decreased by approximately $117,000 due to decreased volume of services provided and were offset by approximately $29,000 in other administrative expenses accounting for the variance.

INCOME FROM OPERATIONS

Income from operations decreased $24,437 this quarter, to $1,443,353 for the three months ended September 30, 2012 compared to income from operations of $1,467,790 for the same period ended September 30, 2011. Increased gross profit offset by decreased operating expenses accounted for the decrease in income from operations.

OTHER EXPENSES

Our other expenses (interest expense) increased to $8,442 from $2,250 for the same period a year ago primarily due to Starlight Consumer Electronics, Ltd. (related party) assessing interest on current year past due trade payables at 4.5% per annum.

INCOME TAXES

For the three months ended September 30, 2012 and 2011, the Company did not record a tax provision as it had sufficient net operating losses from previous periods to offset the income for the three months ended September 30, 2012.

NET INCOME

For the three months ended September 30, 2012 net income decreased to $1,434,911 compared to net income of $1,465,540 for the same period a year ago. The decrease in net income was the same as explained in income from operations.

SIX MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2011

NET SALES

Net sales for the six months ended September 30, 2012 increased to $16,138,791 from $15,937,610, an increase of $201,181 as compared to the same period ended September 30, 2011. This increase in sales is primarily due to commitments from new retail customers in North America. Direct import sales decreased by approximately $3,600,000 primarily due to delivery shifts into early October. This decrease in direct import sales was offset by earlier shipment schedules on deliveries from our California warehouse as well as the increase in new retail customers in North America.

GROSS PROFIT

Our gross profit for the six months ended September 30, 2012 increased to $3,914,857 from $3,622,026, an increase of $292,831 as compared to the same period in the prior year. This increase is primarily due to the increase in revenue in the quarter as compared to the same quarter in the prior year as well as an increase in gross profit margin due to the increased sales from our California warehouse which generally yield higher gross profit margin than direct import sales.

Gross profit margin for the six month period ended September 30, 2012 was 24.3% compared to 22.7% for the six month period ended September 30, 2011 due to the favorable $3,600,000 mix of sales from our California warehouse compared to direct import sales which yield lower gross profit margin.

OPERATING EXPENSES

For the six months ended September 30, 2012, total operating expenses increased to $2,951,967 from $2,662,059 for the six months ended September 30, 2011, an increase of $289,908. This increase was primarily due an increase in variable selling expenses associated with co-op advertising programs granted to major retail customers as well a decrease in fees received from related-party companies for warehouse services provided to them.

Selling expenses increased $109,226 for the six months ended September 30, 2012 compared to the quarter ended September 30, 2011. Advertising co-op allowance for major retail customers increased approximately $189,000 accounting and marketing expenses associated with website improvement and branding strategy for new products increased by approximately $61,000. These expenses were offset by a decrease in one-time royalty expense of approximately $160,000 that was incurred to the prior year to settle the MGA royalty dispute. The remaining variance was primarily due to increases in royalty payments due to the developer of the new 4TV product.

General and administrative expenses increased $175,222 for the six months ended September 30, 2012 compared to same period ended September 30, 2011. Warehouse fees received for services provided to related parties decreased by approximately $117,000 due to decreased volume of services provided and an increase in wages of approximately $45,000 due to the timing of a sales incentive payout.

OTHER EXPENSES

Our other expenses (interest expense) decreased to $8,442 from $2,344 for the same period a year ago primarily due to Starlight Consumer Electronics, Ltd. (related party) assessing interest on current year past due trade payables at 4.5% per annum.

INCOME TAXES

For the six months ended September 30, 2012 and 2011, the Company did not record a tax provision as it had sufficient net operating losses from previous periods to offset the income for the six months ended September 30, 2012.

NET INCOME

We recognized a net income of $954,448 for the six months ended September 30, 2012 compared to a net income of $957,623 for the same period a year ago. Increased gross profit offset by decreased operating expenses accounted for the decrease in income.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, Singing Machine had cash on hand of $2,828,669 as compared to cash on hand of $187,651 as of September 30, 2011. We had a working capital deficit of $98,742 as of September 30, 2012.

Net cash provided by operating activities was $2,670,466 for the six months ended September 30, 2011, as compared to $1,692,471 used in operating activities the same period a year ago. The increase in net cash provided was a result of the following factors: decrease in trade accounts receivable due to accelerated payment programs provided by customers offset by increases in inventory required for third quarter shipments, a increase in trade accounts payable due from product shipped in the second quarter and a decrease in related-party debt due improved operations allowing pay down of debt.

Net cash used by investing activities for the six months ended September 30, 2011 was $109,262 as compared to $83,369 used by investing activities for the same period ended a year ago. This increase was caused by capital expenditures for new products for the upcoming fiscal year.

Net cash provided by financing activities was $0 for the six months ended September 30, 2012, as compared to cash provide by financing activities of $1,288,779 for the same period ended a year ago. We relied on vendor accelerated payment programs provided by customers and favorable related-party terms on trade payables without incurring any third-party debt during the six months ended September 30, 2012 whereas we obtained short term financing from financial institutions of approximately $1,293,000 during the six months ended September 30, 2011 by discounting Letters of Credit provided as payment for direct import shipments from two major customers.

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which allows the company to receive and advance of up to 70% of qualified accounts receivable. The outstanding loan balance on the line of credit cannot exceed $5,000,000 during our peak selling season between August 2 and February 14 and cannot exceed $500,000 between February 15 and August 1 of each year the agreement is in effect. There were no outstanding obligations on the line of credit facility as of September 30, 2012 and March 31, 2012. This credit facility reduces our reliance on our parent company, the Starlight Group (“Group”) on financing however, they continue to express their willingness and ability to provide additional financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us should additional funds be required beyond the available funds from the credit facility. For the six month period ended September 30, 2012 the Group provided $1,481,214 of financing primarily through trade payables with the Group. We do not estimate additional financing will be required from the Group once the credit facility is in full effect. Taking into account the internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide additional financing to us for at least the next 12 months should it become necessary.

As of September 30, 2012, our unrestricted cash on hand was $2,828,669. Our average monthly general and administrative expenses are approximately $248,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Raising additional working capital;
•	Collecting our existing accounts receivable;
•	Selling existing inventory;
•	Vendor financing;
•	Borrowings from line of credit facility;
•	Short term loans from our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related parties.

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

CRITICAL ACCOUNTING POLICIES

We prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include: accounts receivable allowance for doubtful accounts, reserves on inventory, deferred tax assets and our Macau income tax exemption.

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

Not applicable to smaller reporting companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

THE SINGING MACHINE COMPANY, INC.

Date: November 13, 2012	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ LionelMarquis
Lionel Marquis
Chief Financial Officer

