Form 10-Q
period 2012-12-31
SINGING MACHINE CO INC
filed 2013-02-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2012

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

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	37,960,794 as of February 14, 2013

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – December 31, 2012 (Unaudited) and March 31, 2012	3

	Condensed Consolidated Statements of Operations – Three months and nine months ended December 31, 2012 and 2011(Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine months ended December 31, 2012 and 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements - December 31, 2012 (Unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$3,547,860	$267,465
Accounts receivable, net of allowances of $259,871 and $168,554, respectively	5,220,312	785,490
Due from Crestmark Bank	477,577	-
Due from related party - Starlight Consumer Electronics USA, Inc.	258,721	36,036
Due from related party - Starlight Electronics USA, Inc.	58,158	58,536
Due from related party - Cosmo Communications Canada, Ltd.	34,739	68,291
Inventories,net	4,794,887	4,008,392
Prepaid expenses and other current assets	52,430	53,233
Total Current Assets	14,444,684	5,277,443

Property and equipment, net	353,489	296,222
Other non-current assets	159,956	159,674
Total Assets	$14,958,129	$5,733,339

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$3,518,257	$1,303,395
Due to related party - Starlight Marketing Development, Ltd., current portion	1,107,678	1,924,431
Due to related party - Starlight Electronics Company, Ltd.	167,083	-
Due to related party - Ram Light Management, Ltd.	-	1,683,247
Due to related party - Starlight R&D, Ltd.	574,283	416,026
Due to related party - Cosmo Communications USA, Inc.	364,218	226,747
Due to related party - Starlight Consumer Electronics Co., Ltd.	2,093,643	103,545
Due to related parties - Other Starlight Group Companies	3,534	3,534
Accrued expenses	1,846,698	168,156
Obligations to clients for returns and allowances	114,310	242,379
Warranty provisions	869,866	219,760
Total Current Liabilities	10,659,570	6,291,220

Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	816,753	-
Subordinated related party debt - Ram Light Management, Ltd.	1,683,247	-
Total Liabilities	13,159,570	6,291,220

Shareholders' Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,960,794 and 37,960,794 shares issued and outstanding	379,607	379,607
Additional paid-in capital	19,146,019	19,141,098
Accumulated deficit	(17,727,067)	(20,078,586)
Total Shareholders' Equity (Deficit)	1,798,559	(557,881)
Total Liabilities and Shareholders' Equity (Deficit)	$14,958,129	$5,733,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net Sales	$16,617,000	$8,650,557	$32,755,791	$24,588,167

Cost of Goods Sold	12,594,626	6,854,398	24,818,560	19,169,982

Gross Profit	4,022,374	1,796,159	7,937,231	5,418,185

Operating Expenses
Selling expenses	1,445,728	841,591	2,945,018	2,231,655
General and administrative expenses	1,123,998	760,198	2,509,824	1,970,802
Depreciation and amortization	24,145	55,159	90,996	116,550
Total Operating Expenses	2,593,871	1,656,948	5,545,838	4,319,007

Income from Operations	1,428,503	139,211	2,391,393	1,099,178

Other Expenses
Interest expense	(31,433)	(5,452)	(39,875)	(7,796)

Income before provision for income taxes	1,397,070	133,759	2,351,518	1,091,382

Provision for income taxes	-	-	-	-

Net Income	$1,397,070	$133,759	$2,351,518	$1,091,382

Income per Common Share
Basic	$0.04	$0.00	$0.06	$0.03
Diluted	$0.04	$0.00	$0.06	$0.03

Weighted Average Common and Common Equivalent Shares:
Basic	37,960,794	37,877,002	37,960,794	37,849,479
Diluted	38,286,865	37,877,002	38,286,865	37,849,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities
Net Income	$2,351,518	$1,091,382
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	90,996	116,550
Change in inventory reserve	(110,000)	301,999
Change in allowance for bad debts	84,067	54,061
Disposal of property and equipment	-	31,028
Stock based compensation	4,921	24,380
Warranty provisions	650,106	344,770
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(4,518,889)	(2,142,824)
Due from Crestmark Bank	(477,577)	-
Inventories	(676,495)	(893,077)
Prepaid expenses and other current assets	803	4,444
Other non-current assets	(282)	5,003
Increase (Decrease) in:
Accounts payable	2,214,862	75,119
Net due to related parties	2,264,154	1,711,226
Accrued expenses	1,678,542	560,272
Obligations to clients for returns and allowances	(128,069)	(144,047)
Net cash provided by operating activities	3,428,657	1,140,286
Cash flows from investing activities
Purchase of property and equipment	(148,262)	(87,216)
Net cash used in investing activities	(148,262)	(87,216)
Cash flows from financing activities
Net proceeds from short-term bank loan	-	253,750
Payments on long-term financing obligation	-	(4,547)
Net cash provided by financing activities	-	249,203
Change in cash	3,280,395	1,302,273

Cash at beginning of period	267,465	674,712
Cash at end of period	$3,547,860	$1,976,985

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$39,875	$7,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2012

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

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company, Macau Subsidiary, SMC-L, SMC-M and Singing Machine Holdings Ltd. (a B.V.I. company). All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements for the three months and nine months ended December 31, 2012 and 2011 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at December 31, 2012 and March 31, 2012 were $2,894,884 and $66,398, respectively.

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

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the conversion of stock options would have a dilutive effect. As of December 31, 2012 total dilutive shares amounted to approximately 326,000 shares.

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

STOCK BASED COMPENSATION

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”), which requires that all share-based payments to employees including grants of employee stock options be measured at fair value and expensed and reported as compensation cost over the service period (generally the vesting period).The Company continues to use the Black-Scholes option valuation model to value stock options. For the three and nine months ended December 31, 2012, stock option expense was $1,640 and $4,921, respectively. For the three and nine months ended December 31, 2011, stock option expense was $2,696 and $16,881, respectively. Employee stock option compensation expense in fiscal years 2012 and 2011 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. For the quarter ended December 31, 2012, the Company took into consideration guidance under ASC 718-20 and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

•	For the nine months ended December 31, 2012: expected dividend yield 0%, risk-free interest rate of 0.19%, volatility 341.4% and expected term of three years.

•	For the nine months ended December 31, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of three years.

ADVERTISING

Costs incurred for producing, publishing and advertising of the Company are charged to operations as incurred. The Company has entered into cooperative advertising agreements with its major clients that specifically indicated that the client has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 5% of the clients’ inventory purchases. The clients have to advertise the Company's products in the client's catalog, local newspaper and other advertising media. The client must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The client does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended December 31, 2012 and 2011 was $806,920 and $396,159 respectively. Advertising expense for the nine months ended December 31, 2012 and 2011 was $1,666,056 and $1,005,122, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended December 31, 2012 and 2011, these amounts totaled $38,000 and $41,162, respectively. For the nine months ended December 31, 2012 and 2011, these amounts totaled $71,240 and $65,996, respectively.

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

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, obligations to customers for returns and allowances, warranty provision, accrued expenses and net due to related parties approximates fair value due to the relatively short period to maturity for these instruments.

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

NOTE 3- INCOME TAXES

The Company follows FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, which defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of December 31, 2012 the Company does not believe it has any tax positions that would result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2012 and March 31, 2012, The Singing Machine had gross deferred tax assets of approximately $3.1 million and $3.9 million, respectively, against which the Company recorded valuation allowances totaling approximately $3.1 million and $3.9 million, respectively. Valuation allowances are recorded against deferred tax assets because it is more likely than not that the tax benefits from the deferred tax assets will not be realized. The Company’s effective tax rate is lower than what would be expected if the federal statutory rate was applied to net income before provision for income taxes primarily because of net operating loss carryforwards that are more than sufficient to offset net income for the three and nine months ended December 31, 2012.

As of December 31, 2012 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2009 through March 31, 2012.

NOTE 4 – DUE FROM CRESTMARK BANK

In connection with the Company’s line of credit financing with Crestmark Bank (“Crestmark”) cash collected by Crestmark on pledged accounts receivable may exceed amounts borrowed on the line of credit from time to time (See Note 8 – LINE OF CREDIT). As of December 31, 2012 Crestmark owed the Company $477,577, which represented cash received by Crestmark on accounts receivable in excess of amounts borrowed against the line of credit.

NOTE 5- INVENTORIES

Inventories are comprised of the following components:

	December 31,	March 31,
	2012	2012
	(unaudited)

Finished Goods	$5,099,192	$4,224,395
Inventory in Transit	248,695	446,997
Less: Inventory Reserve	(553,000)	(663,000)

Inventories, net	$4,794,887	$4,008,392

Inventory consigned to customers at December 31, 2012 and March 31, 2012 were $770,383 and $353,201, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2012	2012
		(unaudited)

Computer and office equipment	5 years	$277,994	$276,332
Leasehold improvements	*	5,500	5,500
Warehouse equipment	7 years	101,521	101,521
Molds and tooling	3-5 years	2,071,245	1,924,645
		2,456,260	2,307,998

Less: Accumulated depreciation		(2,102,771)	(2,011,776)
Property and equipment, net		$353,489	$296,222

* Shorter of remaining term of lease or useful life

Depreciation and amortization expense for the three month periods ended December 31, 2012 and December 31, 2011 were $24,145 and $55,159, respectively. Depreciation and amortization expense for the nine month periods ended December 31, 2012 and December 31, 2011 were $90,996 and $116,550, respectively.

NOTE 7 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the condensed consolidated balance sheets. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended December 31, 2012 and March 31, 2012, obligations to clients for returns and allowances reclassified from accounts receivable were $374,401 and $242,379, respectively. There was one major client requesting a credit amount refund of $260,091 as of December 31, 2012 and this amount was afterwards appropriately reclassified from obligations to clients for returns and allowances to accounts payable. There were no credit amounts requested by clients to be paid as of March 31, 2012 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable as of this date.

NOTE 8 - LINE OF CREDIT

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which allows the Company to receive an advance of up to 70% of qualified accounts receivable. The outstanding loan balance on the line of credit cannot exceed $5,000,000 during our peak selling season between August 2 and February 14 and cannot exceed $500,000 between February 15 and August 1 of each year that the agreement is in effect. The Company has agreed to pledge all of its domestic accounts receivable shipped from North America (except drop shipment invoices) to Crestmark and will assume all of the credit risk on accounts receivable pledged to Crestmark.

Interest on the line of credit and discounting charges on accounts receivable advances is accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. The credit facility is secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. The factoring fees are 1% of the gross invoice for all domestic accounts receivable assigned. There were no amounts outstanding on the line of credit as of the period ended December 31, 2012.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida and City of Industry, California. The leases expire at varying dates through 2016. Rent expense for the three and nine months ended December 31, 2012 was $170,375 and $547,984, respectively. Rent expense for the three and nine months ended December 31, 2011 was $199,423 and $605,687, respectively.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2012 are as follows:

Property Leases
For period ending
December, 31
2013	$295,920
2014	63,485
2015	61,128
2016	62,656
$483,189

NOTE 10 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three and nine months ended December 31, 2012 the Company did not issue any shares of its common stock.

On December 2, 2011 the Company issued 125,001 shares of its common stock to our Board of Directors at $0.06 per share, pursuant to our annual director compensation plan.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), which replaced the 1994 Stock Option Plan, as amended, (the "1994 Plan"). The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Plan was authorized to grant options up to an aggregate of 1,950,000 shares of the Company's common stock and up to 300,000 shares for any one individual grant in any quarter. As of December 31, 2012, the Company had granted 1,683,895 options under the Year 2001 Plan with 1,251,380 options still outstanding. There were no additional stock options issued during the three and nine months ended December 31, 2012 and as of December 31, 2012 the Plan had expired and no further options can be issued under the Plan.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2012 and 2011 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2012	2011	2012	2011

North America	$16,617,000	$8,679,579	$32,363,355	$23,919,267
Europe	-	(29,022)	392,436	668,900
	$16,617,000	$8,650,557	$32,755,791	$24,588,167

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 – DUE TO / FROM RELATED PARTIES

As of December 31, 2012 and March 31, 2012 the Company had amounts due to related parties in the amounts of $6,810,439 and $4,357,530 respectively, consisting primarily of trade payables due to Starlight affiliates. As of December 31, 2012 and March 31, 2012 the Company had amounts due from related parties in the amounts of $351,618 and $162,863 respectively, consisting primarily of trade receivables due from Starlight affiliates. As of April 1, 2012 Starlight Electronics Company, Ltd (related-party company) began charging interest on the current year intercompany trade payables that are past due at a rate of 4.5% per annum. For the three and nine months ended December 31, 2012 and December 31, 2011, the Company incurred interest expense in the amounts of $5,575 and $0, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2012 and December 31, 2011 the Company sold approximately $647,000 and $0 respectively to Starlight Electronics Company, Ltd. During the nine months ended December 31, 2012 and December 31, 2011 the Company sold approximately $1,813,000 and $1,541,000 respectively to Starlight Electronics Company, Ltd. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Starlight Electronics for the three months ended December 31, 2012 and December 31, 2011 was 12.4% and 0%, respectively. The average gross profit margin on sales to Starlight Electronics for the nine months ended December 31, 2012 and December 31, 2011 was 12.6% and 7.6%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the three months ended December 31, 2012 and December 31, 2011 we sold an additional $36,150 and $50,000 respectively of product to Cosmo from our California warehouse facility. During the nine months ended December 31, 2012 and December 31, 2011 we sold an additional $361,824 and $50,000 respectively of product to Cosmo from our California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products from Starlight Consumer Electronics USA, Inc. (“SCE”) a subsidiary of Starlight International Holding Ltd. The purchases from SCE for the three month period ended December 31, 2012 and 2011 were $2,346,387 and $4,217,766, respectively. The purchases from SCE for the nine month period ended December 31, 2012 and 2011 were $7,306,460 and $7,231,641, respectively.

During the three month period ended December 31, 2012 and December 31, 2011 the Company purchased products from Cosmo Communications USA, Inc. (“Cosmo USA”) in the amount of $0 and $33,500, respectively. During the nine month period ended December 31, 2012 and December 31, 2011 the Company purchased products from Cosmo Communications USA, Inc. (“Cosmo USA”) in the amount of $0 and $171,551, respectively.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received $133,219 and $0 in service fees from these affiliates during the three months ended December 31, 2012 and December 31, 2011, respectively. The Company received $266,238 and $0 in service fees from these affiliates during the nine months ended December 31, 2012 and December 31, 2011, respectively. This agreement terminates on April 30, 2013 at which time another annual agreement is expected to be signed for approximately the same amount.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc., Starlight USA, Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales. The Company received $0 and $249,999 in service fees from these affiliates during the three months ended December 31, 2012 and December 31, 2011, respectively. The Company received $249,999 and $749,997 in service fees from these affiliates during the nine months ended December 31, 2012 and December 31, 2011, respectively. For the three months ended December 31, 2012 and 2011, the Company additionally received reimbursements from these affiliates in the amount of $0 and $6,215, respectively for expenses and salaries incurred by SMC-L on their behalf. For the nine months ended December 31, 2012 and 2011, the Company additionally received reimbursements from these affiliates in the amount of $0 and $21,585, respectively for expenses and salaries incurred by SMC-L on their behalf. This agreement terminated on June 30, 2012.

NOTE 14 – WARRANTY PROVISIONS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis. Customers are either allowed to return defective goods within a specified period of time after shipment (between 6 and 9 months) or granted a “defective allowance” consisting of a fixed percentage (between 1% and 5%) off of the invoice price in lieu of returning defective products. The Company records liabilities for its return goods programs and defective goods allowance program at the time of sale for the estimated costs that may be incurred. The liability for defective goods is included in warranty provisions on the condensed consolidated balance sheets.

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Estimated return and allowance liabilities at beginning of period	$462,387	$438,368	$219,760	$144,021
Costs accrued for new estimated returns and allowances	559,551	276,152	1,097,615	737,046
Return and allowance obligations honored	(152,072)	(225,728)	(447,509)	(392,275)

Estimated return and allowance liabilities at end of period	$869,866	$488,792	$869,866	$488,792

NOTE 15 – SUBORDINATED RELATED PARTY DEBT

In connection with the line of credit with Crestmark Bank the Company was required to subordinate related party debt from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. Since the subordination agreements are in effect throughout the term of the agreement, the amounts due are not payable until the agreement has been terminated.

NOTE 16 – SUBSEQUENT EVENTS

We evaluated the effects of all subsequent events from the end of the third quarter ended December 31, 2012 through the date we filed our financial statements with the U.S. Securities and Exchange Commission. There were no events to report during this evaluation period.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months and nine months ended December 31, 2012 and 2011.

	For Three Months Ended		For Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	75.8%	79.2%	75.8%	78.0%

Gross Profit	24.2%	20.8%	24.2%	22.0%

Operating Expenses
Selling expenses	8.7%	9.8%	8.9%	9.1%
General and administrative expenses	6.8%	8.8%	7.7%	8.0%
Depreciation and amortization	0.1%	0.6%	0.3%	0.5%

Total Operating Expenses	15.6%	19.2%	16.9%	17.6%

Income from Operations	8.6%	1.6%	7.3%	4.4%

Other Income (Expenses)
Interest expense	-0.2%	-0.1%	-0.1%	0.0%

Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net Income	8.4%	1.5%	7.2%	4.4%

QUARTER ENDED DECEMBER 31, 2012 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2011

NET SALES

Net sales for the quarter ended December 31, 2012 increased to $16,617,000 from $8,650,557, an increase of $7,966,443 as compared to the same period ended December 31, 2011. The increase in net sales is attributable to an approximate $4,893,000 increase in direct import shipments primarily due to one major retail customer who chose the Company as its sole provider of karaoke products for their current year’s business and accounting for 61% of the increase. There was an increase of approximately $1,900,000 in net sales from continued expansion of our drop-ship program with several major retailers which accounted for an additional 24% of the increase in net sales. The remaining increase was due to the addition of new smaller retail stores.

GROSS PROFIT

Our gross profit for the quarter ended December 31, 2012 increased to $4,022,374 from $1,796,159 an increase of $2,226,215 as compared to the same period in the prior year. This increase is primarily due to the increase in net sales and gross profit margin in the quarter as compared to the same quarter in the prior year.

Gross profit margin for the three month period ended December 31, 2012 was 24.2% compared to 20.8% for the three month period ended December 31, 2011. There was no increase in inventory reserves for slow moving inventory for the three month period ended December 31, 2012 as compared to approximately $186,000 of inventory reserve recorded for the three months ended December 31, 2011 which accounted for 1.1% of the margin increase. The remaining 2.3% increase in gross profit margin was due an increase in the favorable mix of products sold by direct import to one major retail customer during the quarter ended December 31, 2012.

OPERATING EXPENSES

For the quarter ended December 31, 2012, total operating expenses increased to $2,593,871. This represents an increase of $936,923 from the same period’s quarter ended total operating expenses of $1,656,948. This increase was primarily due to an increase in variable selling expenses associated with the increase in net sales.

Selling expenses increased approximately $604,000 for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Advertising allowance expenses increased by approximately $373,000 and commission expense increased by approximately $130,000 during the three month period ended December 31, 2012 compared to the three month period ended December 31, 2011 accounting for 62% and 22% of the increase, respectively. Other variable selling expenses increased commensurate with the increase in net sales by $101,000 during the three month period ended December 31, 2012 compared to the three month period ended December 31, 2011 accounting for 16% of the variance.

General and administrative expenses increased approximately $364,000 for the nine months ended December 31, 2012 compared to the same period ended December 31, 2011. This was primarily due to a decrease in reimbursement for logistics services provided to the Starlight Group of approximately $117,000, and increase in financing fees of approximately $110,000 for the servicing of the line of credit facility and an increase of approximately $70,000 in wages and salaries primarily due to payment of bonuses at the end of the quarter ended December 31, 2012 which accounted for 30%, 30%, and 19% respectively of the total increase in general and administrative expenses for the three month period ended December 31, 2012 compared to the three month period ended December 31, 2011.

INCOME FROM OPERATIONS

Income from operations increased $1,289,292 this quarter, to $1,428,503 for the three months ended December 31, 2012 compared to net income from operations of $139,211 for the same period ended December 31, 2011. Increased sales and gross profit offset by increased variable selling and administrative expenses accounted for the increase in income from operations.

OTHER EXPENSES

Our other expenses (interest expense) increased to $31,433 from $5,452 for the same period a year ago primarily related to interest expense on borrowings against our line of credit facility during the three month period ended December 31, 2012

INCOME TAXES

For the three months ended December 31, 2012 and 2011, the Company did not record a tax provision as it had sufficient net operating losses from previous periods to offset the income for the three months ended December 31, 2012.

NET INCOME

For the three months ended December 31, 2012 net income increased to $1,397,070 compared to net income of $133,759 for the same period a year ago. The increase in net income was primarily due to increased revenue which resulted in higher gross profit. This was somewhat offset by an increase in variable selling and administrative expenses associated with net sales increase.

NINE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2011

NET SALES

Net sales for the nine months ended December 31, 2012 increased to $32,755,791 from $24,588,167, an increase of $8,167,624 as compared to the same period ended December 31, 2011. This increase in sales is primarily due to the addition of a former major retail customer accounting for approximately $3,200,000 or 39% of the increase, an increase of approximately $3,100,000 from another major retail customer who chose the Company as its sole provider of karaoke products for their current year’s business accounting for another 38% of the increase. The remaining increase is primarily due to continued expansion of our drop-ship program with several major retailers.

GROSS PROFIT

Our gross profit for the nine months ended December 31, 2012 increased to $7,937,231 from $5,418,185, an increase of $2,519,046 as compared to the same period in the prior year primarily due to the increase in net sales and gross profit margin for the comparable periods.

Gross profit margin for the nine month period ended December 31, 2012 was 24.2% compared to 22.0% for the nine month period ended December 31, 2011. There was a decrease in excess and slow-moving inventory reserves expense of approximately $462,000 during the nine month period ended December 31, 2012 compared to the nine month period ended December 31, 2011 which accounted for 5.8% of the gross margin increase. This increase to the gross profit margin was offset by increased other cost of goods sold expense items of approximately $159,000 associated with the increase in the amount of inventory received which accounted for 2.0% of the offset. The remaining offset is primarily due to the mix of products sold during the comparable periods.

OPERATING EXPENSES

For the nine months ended December 31, 2012, total operating expenses increased to $5,545,838 from $4,319,007 for the nine months ended December 31, 2011, an increase of $1,226,831. This increase was primarily due to variable selling expenses associated with the increase in net sales and general and administrative expenses due to decreased reimbursement for logistics services performed for the Starlight Group and an increase in financing fees related to servicing our line of credit.

Selling expenses increased approximately $713,000 for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. This increase was primarily due to variable expenses associated with the 33% increase in net sales from the same nine month period ended December 31, 2011. Advertising and advertising allowance increased approximately $507,000 accounting for 71% of the increase. Sales commissions increased approximately $167,000 which yielded 23% of the increase with the remaining 6% due to other variable selling expenses.

General and administrative expenses increased approximately $539,000 for the nine months ended December 31, 2012 compared to the same period ended December 31, 2011. This increase was primarily due to a decrease in reimbursement for logistics services provided to the Starlight Group of approximately $234,000, and increase in financing fees of approximately $115,000 associated with servicing of the line of credit facility and an increase of approximately $115,000 in wages and salaries primarily due to salary increases and payment of bonuses at the end of the quarter ended December 31, 2012 which accounted for 44%, 21%, and 21% respectively of the total increase in operating expenses for the nine month period ended December 31, 2012 compared to the nine month period ended December 31, 2011. The remaining increase in general and administrative expenses is due to increased travel expenses of approximately $28,000 associated with continued growth, an increase of approximately $38,000 in temporary warehouse labor associated with the increase in our drop-shipment program and other general expenses.

OTHER EXPENSES

Our other expenses (interest expense) increased to $39,875 from $7,796 for the same period a year ago. The increase in interest expense was primarily due to interest expense associated with borrowings against our line of credit facility.

INCOME TAXES

For the nine months ended December 31, 2012 and 2011, the Company did not record a tax provision as it had sufficient net operating losses from previous periods to offset the income for the nine months ended December 31, 2012.

NET INCOME

We earned net income of $2,351,518 for the nine months ended December 31, 2012 compared to net income of $1,091,382 for the same period a year ago. The $1,260,136 increase in net income was primarily due to increased revenue resulting in gross profit increase of approximately $2,519,046 offset by an increase in operating expenses of approximately $1,292,215 due to variable selling expense increases commensurate with net sales increases and increased general and administrative and interest expenses as explained above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, Singing Machine had cash on hand of $3,547,860 as compared to cash on hand of $1,976,985 as of December 31, 2011. We had working capital of $3,785,114 as of December 31, 2012.

Net cash provided by operating activities was $3,428,657 for the nine months ended December 31, 2012, as compared to $1,140,286 provided by operating activities the same period a year ago. The increase in net cash provided was primarily a result of an increase in trade accounts payable due to the increase in inventory purchased to fulfill increased sales during the nine month period ended December 31, 2012

Net cash used by investing activities for the nine months ended December 31, 2012 was $148,262 as compared to $87,216 used by investing activities for the same period ended a year ago. This increase was caused by capital expenditures for molds, tooling and technology related to our next generation karaoke system during current fiscal year.

Net cash provided by financing activities was $0 for the nine months ended December 31, 2012, as compared to cash provided by financing activities of $249,203 for the same period ended a year ago. We obtained short term financing from financial institutions of approximately $254,000 during the nine months ended December 31, 2011 by discounting Letters of Credit provided as payment for direct import shipments from two major customers.

Our parent company, the Starlight Group (“Group”), has expressed their willingness and ability to provide bridge financing and advance funds to us for key vendor payments as well as extending longer payment terms for goods they manufacture for us. For the nine month period ended December 31, 2012 the Group provided $2,264,154 of financing primarily through trade payables with the Group. Since we have a line of credit facility with Crestmark, we do not estimate any necessary additional financing requirements from the Group for the year ending March 31, 2013. Taking into account the internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide additional financing to us for at least the next 12 months if required.

As of December 31, 2012, our unrestricted cash on hand was $3,547,860. Our average monthly general and administrative expenses are approximately $325,000. We expect that we will require approximately $1 million for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Raising additional working capital;
•	Collecting our existing accounts receivable;

•	Selling existing inventory;
•	Vendor financing;
•	Borrowing from line of credit with Crestmark Bank;
•	Extended trade payable terms from our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related parties.

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

CRITICAL ACCOUNTING POLICIES

We prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include: accounts receivable allowance for doubtful accounts, reserves on inventory, deferred tax assets.

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

USE OF OTHER ESTIMATES

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

Not required for smaller reporting companies.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no pending proceedings as of the period ended December 31, 2012.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

THE SINGING MACHINE COMPANY, INC.

Date: February 14, 2013	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

