Form 10-K
period 2013-03-31
SINGING MACHINE CO INC
filed 2013-06-28
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act).:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☑

As of September 30, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.09 was approximately $1,226,000(based on 13,624,494 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 20, 2013 was 38,028,975

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

We had been listed on the NYSE Amex Equities (“AMEX”) (formerly known as the American Stock Exchange) since March 8, 2001, however on June 22, 2009 we received notice from AMEX that it had determined that our common stock would be delisted and no longer traded on the exchange. Our board of directors decided that it would not in the best interest of the Company and its shareholders to expend the financial resources necessary to appeal the decision and continue to be listed on AMEX. The Company believes that AMEX’s insistence that the Company perform a reverse stock split was subjective and did not consider the current economic turmoil in the global markets. Management also believes performing a reverse stock split would have significantly harmed the Company and diminished shareholder’s value. The Company elected not to appeal the decision and gained admission to the Over the Counter Bulletin Board (“OTCBB”) for the following reasons:

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

koncepts International Limited (“koncepts”) is a major stockholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of June 11, 2013. koncepts is an indirect wholly-owned subsidiary of Starlight International Holdings Limited (“Starlight International”), a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Starlight International’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Starlight International, including Starlight Marketing Limited, Cosmo Communications Corporation, Starlite Consumer Electronics (USA), Inc., and Starlight International Holdings Limited, among others (Starlight International and its subsidiaries collectively referred to herein as the “Starlight Group”). In total, the Starlight Group owns approximately 52% of our shares of stock outstanding.

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

Develop karaoke hardware that interfaces with our Music Download Store. Downloading music is one of the fastest growing areas in the music industry. We believe that the future of karaoke music distribution is through legal mediums of internet download sites (e.g. iTunes, Amazon, etc). Since karaoke music only accounts for a small percentage of total music business, retailers usually only offer a limited selection of karaoke products. Thus, it is difficult for customers to find karaoke music in retail outlets, especially for the songs they enjoy. In addition to maintaining a physical CD distribution business, we launched a music download project three years ago to capitalize on this new distribution model. The benefits to the Company are multifaceted including the opportunity to: offer downloadable music which means less physical inventory for the Company and our retail customers to carry; reduce financial return risk since a downloaded piece of karaoke music is not returnable; make available increased marketing opportunities by offering downloads for those who sign up and provide their contact information enabling the Company to create future marketing and advertising campaigns; create an opportunity to sell our karaoke music to not only our customers but also to owners of our competitors’ machines (new and old); create cross-promotions with our retail-customers by giving away music downloads to purchasers of karaoke machines as an incentive to sell more machines.

Exploit Synergies from Within the Starlight Group. We are always looking to increase profitability or revenue through synergy recognition. The Company has recognized an opportunity to offer our existing warehouse and logistics services to the Starlight Group for a fee. The fee arrangement represents a significant expense reimbursement opportunity for the Company. Not only does the Starlight Group get a partner for its domestic U.S. warehousing and logistics, we get service fees which defray the cost of our own historical warehouse expense. We are currently exploring other synergies including customer representative relationships, customer service functions and accounting services. These opportunities may lead to new top line revenue growth and enhanced profitability.

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

Acquisition Environment. Most of the major retailers in the United States prefer to buy the products from the factories directly. This has changed the traditional distribution model by eliminating the importers and brokers. In addition, the cost of products has seen a dramatic increase due to spiraling prices of petroleum based products, increasing labor costs in key manufacturing regions such as China, and the currency arbitrage risks with the decline in the value of the U.S. dollar. In light of these developments, product costs have spiked while retail prices have been cut dramatically. We believe that the small to medium size companies who primarily depended on a constant significant profit margin will not be able to compete in this business environment. At the same time, capital funding is limited in the electronics market. Public and private equity are generally difficult to access, especially for those companies with inadequate management resources, unproven management and a lack of market leadership. As a member of the Starlight Group, we have access to product development and engineering resources that our competitors do not have. We also have access to financing for operations and product purchases at rates which are not otherwise available to our competitors however, for fiscal year 2014 we anticipate access to capital funding will be limited.

Opportunity for the Company. Based on preliminary discussions with potential targets, we believe that an acquisition will be attractive to the potential targets because of the following:

⋅	The existence of a diversified management team and the seasoned board of directors, who have significant experience operating businesses in the United States and working with factories in China;
⋅	What we believe to be an efficient business model, which is characterized by a rapid product development cycle, low operational costs and high inventory turn over;
⋅	The existence of strong relationships with key factories in China. One of our major stockholders is a major factory in China which provides us with lower production costs and vendor financing; and
⋅	A visible exit strategy that offers cash or publicly traded securities.

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

PRODUCT LINES

We currently have two different product lines which consist in total of over 50 different models. The product lines consist of the following:

⋅
Karaoke Machines that incorporate such features as CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, built-in camera, and home theater systems. Our machines sell at retail prices ranging from $30 for basic units to $200 for semi-professional units.

⋅
Musical Instruments which we sell under the “Sound X” ™ and “Sound X Kids” ™ brand. These include semi-professional digital drum sets and keyboards along with youth musical instruments targeted for children to “tween” age demographics. The retail price range is from $19 to $299.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold by the following retailers, among others: Costco, Target, Toys R’ Us, Kohl's, Wal-Mart.com and Amazon.com. Our sales strategy includes offering domestic sales as well as direct import sales made direct to the customer.

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase karaoke machines overseas from certain factories in China for our own account, and warehouse the products in leased facilities in California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots.

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

In fiscal 2013, approximately 36% of sales revenues were from direct sales and 64% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2013, 2012, and 2011, were approximately 66%, 70%, and 74%, respectively. In fiscal 2013, the top three major customers accounted for 23%, 21% and 13% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 8.8%, 8.7%, and 8.4% of our net sales in fiscal 2013, 2012, and 2011, respectively.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2013, approximately 64% of our sales were sales from our domestic warehouses ("Domestic Sales") and 36% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2014, we anticipate that 99% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2014. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located (See "Risk Factors - We are relying on one factory to manufacture and produce the majority of our karaoke machines for fiscal 2014" on page 9). In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2013, 2012, and 2011, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are GPX, Vaughn, Karaoke USA and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Pocket Songs, UAV, Sybersound and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. As far as the musical instrument market, our key competitors include Yamaha, ION, and others.

In addition, we compete with all other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD's, and DVD’s. Our financial position depends, among other things, on our ability to keep pace with changes and developments in the entertainment industry and to respond to the requirements of our customers. Many of our competitors have significantly greater financial, marketing, and operating resources and broader product lines than we do.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2013, we had inventory of $4.1 million (net of reserves totaling $503,000) compared to inventory of $4.0 million as of March 31, 2012 (net of reserves totaling $663,000).

Our financing of seasonal working capital during fiscal 2013 was from an Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank and vendor related-party extended accounts payable terms from our affiliate, Starlight International. The line of credit expires on October 12, 2014 and we anticipate Starlight International, will continue to provide extended payment terms to the Company through March 31, 2014.

During Fiscal 2014, we plan on financing our inventory purchases by borrowing on our line of credit, using credit lines that have been extended to us by the factories in China and extended accounts payable terms provided by our affiliate, Starlight International.

EMPLOYEES

As of May 17, 2013 we employed 23 people, of whom 23 are full-time employees. Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S. Our employees include 3 executive officers, 13 engaged in warehousing and administrative logistics/technical support and 7 in accounting, marketing, sales and administrative functions.

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

On July 1, 2012 we entered into a services agreement to receive orders, warehouse, and ship all of the Starlight Group’s U.S. domestic goods. The value of this contract is approximately $435,000 per year. If we are unable to perform the duties under this contract or successfully renew it for fiscal year 2014, it could negatively impact our revenue and cash flow.

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

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2013 and 2012 were approximately 66% and 70%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON OUR AFFILIATE COMPANIES TO MANUFACTURE AND PRODUCE A SUBSTANTIAL PORTION OF OUR KARAOKE MACHINES FOR FISCAL 2014, AND IF THE RELATIONSHIP WITH THEIR FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out an agreement with our main supplier in China to produce most of our karaoke machines for fiscal 2014. If the factory is unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2013 and 2012, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $3.4 million or 8.8% of our gross sales in fiscal 2013 and $2.2 million or 7.7% of our gross sales in fiscal 2012. The majority of the units returned are due to product defects. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2013, our sales to customers in Europe were limited because of increased price competition and unfavorable economic conditions. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $1,467,000 during fiscal 2013 and $937,000 during fiscal 2012. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED.

Because of our reliance on manufacturers in China for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. In past years we have overestimated demand for our products which led to excess inventory in some of our products and caused liquidity problems that adversely affected our revenues, net income and cash flow.

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME.

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2013 we had $4.1 million in inventory on hand. It is important that we sell this inventory during fiscal 2014, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 90.0%, 87.7%, and 79.8% of net sales in fiscal 2013, 2012, and 2011, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Memorex, Karaoke USA and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. Our primary competitors for producing karaoke music are Compass, Pocket Songs, Sybersound, UAV and Sound Choice. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines and music, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2013, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2014. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and DVD’s.

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW.

The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner. To introduce products on a timely basis, we must:

⋅	accurately define and design new products to meet market demand;

⋅	design features that continue to differentiate our products from those of our competitors;

⋅	transition our products to new manufacturing process technologies;

⋅	identify emerging technological trends in our target markets;

⋅	anticipate changes in end-user preferences with respect to our customers' products;

⋅	bring products to market on a timely basis at competitive prices; and

⋅	respond effectively to technological changes or product announcements by others.

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

We are using six factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2014. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 11, 2013 we are not aware of any customers which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

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

CURRENT LEVELS OF SECURITIES AND FINANCIAL MARKET RISK.

During the past twelve months, the securities and financial markets have stabilized and our improved financial condition and results of operations have allowed us to obtain traditional financing with Crestmark Bank. Should there be a disruption in the current levels of these markets or a deterioration of our business, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2013, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse affect on our business and results of operations.

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

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2005 through March 31, 2013, our common stock has traded between a high of $1.57 and a low of $0.02. During this period, we incurred a net loss of $.6 million in Fiscal 2011, a net loss of $3.1 million in Fiscal 2010, a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2013, there were outstanding stock options to purchase an aggregate of 1,307,380 shares of common stock at exercise prices ranging from $0.03 to $1.97 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.26 per share. As of March 31, 2012, there were outstanding and immediately exercisable options to purchase an aggregate of 1,251,380 shares of common stock.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 11, 2013 there were 38,028,975 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of June 20, 2013, we had 38,028,975 shares of common stock issued and outstanding and an aggregate of 1,307,380 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 60,787,826 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

⋅	our ability to execute our business plan;
⋅	operating results below expectations;
⋅	loss of any strategic relationship;
⋅	industry developments;
⋅	economic and other external factors; and
⋅	period-to-period fluctuations in its financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 4,000 square feet of office space. The lease expires on December 31, 2016. The annual rental expense for office facilities was $92,514 for the fiscal year ended March 31, 2013.

We lease one warehouse facility in City of Industry, California. The City of Industry warehouse facility has 90,000 square feet (with an option to acquire an additional 90,000 square feet) and the lease expires on April 30, 2013 and will not be renewed. The annual rental expense was approximately $628,000 for the fiscal year ended March 31, 2013. On March 8, 2013 we executed a new lease for approximately 86,000 square feet of warehouse space in Ontario, California which will commence on June 1, 2013. The lease will expire on August 31, 2020 (term of 87 months) and includes a provision for the abatement of the first three months base rent in the amount of $113,412.

We have a 424 square foot office in Macau. The annual rent expense is $9,846. On May 1,2012 we renewed our office space lease in Macau for an additional two year term ending April 30, 2014. The annual rent expense will remain at $9,846 until April 30, 2013 and the annual expense will increase to $11,538 during the second year of the lease.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable,

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM” since July, 7, 2009. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2013 and Fiscal 2012.

FISCAL PERIOD	HIGH	LOW

Fiscal 2013:
First quarter (April 1 - June 30, 2012)	$0.15	$0.06
Second quarter (July 1 - September 30, 2012)	0.16	0.07
Third quarter (October 1 - December 31, 2012)	0.15	0.08
Fourth quarter (January 1 - March 31, 2013)	0.25	0.08

Fiscal 2012:
First quarter (April 1 - June 30, 2011)	$0.04	$0.02
Second quarter (July 1 - September 30, 2011)	0.04	0.02
Third quarter (October 1 - December 31, 2011)	0.16	0.02
Fourth quarter (January 1 - March 31, 2012)	0.15	0.11

As of June 11, 2013, based upon information received from our transfer agent, there were approximately 334 record holders of our outstanding common stock. This number does not include:

⋅	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

⋅	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

DIVIDENDS

We have never declared or paid cash dividends on our common stock and our Board of Directors intends to continue its policy for the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2013:

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR FUTURE
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
ISSUANCE UNDER EQUITY	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))
Equity Compensation Plans approved by Security Holders	1,247,380	$.27	0

Equity Compensation Plans Not approved by Security Holders	0	$0	0

RECENT SALES OF UNREGISTERED SECURITIES

On January 24, 2013 the Company issued 68,181 shares of common stock to our Board of Directors at $0.11 per share, pursuant to our annual director compensation plan.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2013, 2012, and 2011 and the balance sheet data at March 31, 2013 and 2012 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The statement of operations data for the year ended March 31, 2010 and 2009 and the balance sheet data at March 31, 2011, 2010 and 2009 are derived from our audited financial statements which are not included in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods.

	2013	2012	2011	2010	2009
Statement of Operations:
Net Sales	$34,437,774	$25,943,832	$19,165,979	$21,277,370	$31,780,709
Income (loss) before income taxes	$1,521,476	$463,116	$(619,548)	$(3,050,807)	$(2,154,563)
Income tax benefit (expense)	$1,619,459	$-	$-	$-	$(36,652)
Net income (loss)	$3,140,935	$463,116	$(619,548)	$(3,050,807)	$(2,191,215)
Balance Sheet:
Working capital	$3,256,979	$(1,013,777)	$(1,545,556)	$(1,344,634)	$1,535,498
Current ratio	172%	84%	76%	78%	127%
Property, plant and equipment, net	$482,777	$296,222	$333,851	$736,966	$886,770
Total assets	$9,626,665	$5,733,339	$5,528,053	$5,689,478	$8,325,724
Shareholders' equity	$2,597,831	$(557,881)	$(1,047,027)	$(447,571)	$2,578,897
Per Share Data:
Income (loss) per common share – basic	$0.08	$0.01	$(0.02)	$(0.08)	$(0.07)
Income (loss) per common share – diluted	$0.08	$0.01	$(0.02)	$(0.08)	$(0.07)
Cash dividends paid	-	-	-	-	-

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

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2013 (“Fiscal 2013”) were to:

⋅	increase the revenues by expanding our product lines and customer base;
⋅	continue to drive down the operating costs as a percentage of net sales;
⋅	sustain profitability;
⋅	obtain better financing facilities; and
⋅	raise additional equity.

We made significant progress on all of our objectives with the exception of raising additional equity as we continued to improve the financial status of the Company during Fiscal 2013. More specifically, our revenues for the fiscal year ended March 31, 2013 increased by approximately 33% over the same period ended March 31, 2012 due to expansion of our customer base and product offering with two major retail vendors.  We improved gross profit margins to 23.4% which was an improvement of 1.6 percentage points over the prior year.  While total operating expenses increased by 25.5%, these expenses as a percentage of net sales decreased to 18.9% for the fiscal year ended March 31, 2013 from 20.0% for the fiscal year ended March 31, 2012.  Depreciation expense decreased by approximately $62,000 as older tooling and molds reached the end of their useful lives.    Foreign sales decreased by approximately $261,000 and fell short of expectations. We continued to experience significant pricing competition and lack of low cost entry point products preferred by European customers.  Nonetheless, international sales remain a priority for future revenue growth.

During the fiscal year we were able to obtain financing from Crestmark Bank which eliminated our requirement for bridge financing from the Starlight group companies (“Group”). During the fiscal year ended March 31, 2013, our related party debt increased by approximately $18,000 due to current trade invoices due to the Group.   We estimate that we will not require any bridge financing requirements from the Group for the fiscal year ending March 31, 2014 but we will continue to rely on the Group to provide extended terms for trade payables with the Group to help insure timely payment of other vendors.   Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2013	2012	2011
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	76.6%	78.2%	77.9%
Operating Expenses	18.9%	20.0%	25.2%
Operating Income (Loss)	4.5%	1.8%	-3.1%
Other (Expenses), net	-0.1%	0.0%	-0.1%
Income (Loss) before Tax Benefit	4.4%	1.8%	-3.2%
Benefit from Income Taxes	4.7%	0.0%	0.0%
Net Income (Loss)	9.1%	1.8%	-3.2%

FISCAL YEAR ENDED MARCH 31, 2013 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2012

NET SALES

Net sales for the year ended March 31, 2013 (“Fiscal 2013”) were approximately $34.4 million. This represents an increase of approximately $8.5 million as compared to approximately $25.9 million in the fiscal year ended March 31, 2012 (“Fiscal 2012”). The increase in net sales was primarily due to an increase in direct import sales to two major retail customers of approximately $6.0 million and continued growth of approximately $2.2M from our direct shipment fulfillment program for major retailers with the remaining increase due to new business with smaller retail customers.  We continue to develop additional features to our existing karaoke line as well as develop new karaoke technology and product line to maintain and grow this core product.

GROSS PROFIT

Gross profit for Fiscal 2013 was approximately $8.1 million or 23.4% of total revenues compared to approximately $5.7 million or 21.8% of sales for Fiscal 2012 (an increase of $2.4 million). The 43% increase in gross profit was primarily due to the increase of direct import sales to two major North American customers and the 144% increase in direct shipment fulfillment program. The increase in sales accounted for approximately 79% of the gross profit increase with the remaining 21% due to an increase in gross profit margin.

Gross profit margin for the year ended March 31, 2013 compared to the same period ended March 31, 2012 increased by approximately 1.6 margin points from 21.8% to 23.4%. The increase was primarily due to increased direct import sales to two major retail customers and favorable mix of products sold that accounted for substantially all of the increase.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales.  We account for the above expenses as operating expenses and classify them under the selling expenses.

OPERATING EXPENSES

In fiscal year 2013, we continued to reduce our fixed operating expenses as a percentage of sales while maintaining the increase in variable expenses commensurate with the increase in net sales. Operating expenses, including depreciation and amortization increased from approximately $5.2 million to approximately $6.5 million, an increase of approximately $1.3 million or 25% compared to the same period last year. Selling expenses increased approximately $.6 million to $3.1 million for the year ended March 31, 2013 from $2.5 million for the year ended March 31, 2012.  Selling expenses which include variable expenses such as commissions, advertising allowances, outbound freight and royalties increased by approximately 25% which directly related to the 33% increase in net sales.

General and administrative expenses increased approximately $.8M from approximately $2.5 million in Fiscal 2012 to approximately $3.3 million in Fiscal 2013. The increase was primarily due to reduced warehouse reimbursements from the Starlight group companies of approximately $.4 million, factor fees from Crestmark Bank financing arrangement of approximately $.1 million and an increase in salaries and wages of approximately $.1 million for merit increases and discretionary bonus payments.  The remaining $.2 million increase was due to several expense items that were somewhat variable relative to the increase in net sales.   Despite the approximate 30% increase in general and administrative expenses for the fiscal year ended March 31, 2013, we reduced our fixed general and administrative expenses as a percentage of net sales from 9.8% in the prior fiscal year ended March 31, 2012 to 9.6% for the current fiscal year ended March 31, 2013.  We continued our efforts of reducing our administrative operating costs by increasing efficiencies in our business processes.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $110,267 for Fiscal 2013 compared to $171,818 for Fiscal 2012. The property and equipment consisted mainly of tools and molds, which are depreciated straight-line over three to five years. The decrease in depreciation expense was primarily due to several tools and molds having reached the end of their depreciable lives.   During the past year we have invested in approximately $254,000 in tooling for new karaoke models and technology and approximately $43,000 in warehouse equipment, computers and other office equipment.

NET OTHER INCOME (EXPENSES)

Other expense was $48,421 (interest expense) in Fiscal 2013 compared to other expense of $7,796 (interest expense) in Fiscal 2012. The increase was due to the increase of our borrowing costs from our financing arrangement with Crestmark Bank.

INCOME BEFORE TAXES

We had income before taxes of $1,521,476 in Fiscal 2013 compared to income before taxes of $463,116 in Fiscal 2012. This increase was primarily due to the combination of 33% increase in net sales due increased direct import sales to two major retailers and significant increase in our direct shipment fulfillment programs to North American customers, gross profit margin percentage improvement due to favorable sales mix,   management’s continued efforts to reduce operating expenses as a percentage of net sales   and decreased depreciation expenses due to molds and tooling having reached the end of their depreciable lives.

  INCOME TAX BENEFIT

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2013 and 2012, we had gross deferred tax assets of approximately $3.2 million and approximately $3.9 million, against which we recorded valuation allowances totaling approximately $1.6 million and approximately $3.9 million, respectively.

For Fiscal 2013 we recognized an income tax benefit of approximately $1.6 million due to the reversal of 50% of the valuation reserve on our deferred tax assets.  Given the past two years of profitability and management’s assessment of the current business climate, it is management’s judgment that at least 50% of our deferred tax asset is more than likely to be realized.   In Fiscal 2012 we did not record a provision for income taxes as the Company had sufficient net operating loss carryforwards to offset taxable income for the U.S. operations and the Macau subsidiary is exempt from income tax according to the Macau Offshore Company (MOC) regulations.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had net income of $3,140,935 in Fiscal 2013 from operations as compared to a net income of $463,116 in Fiscal 2012.

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

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales.  We account for the above expenses as operating expenses and classify them under selling expenses.

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

NET LOSS/NET INCOME

As a result of the foregoing, we had net income of $463,116 in Fiscal 2012 from operations as compared to a net loss of $619,548 in Fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2013, we had cash on hand of approximately $1,700,000 compared to cash on hand of approximately $300,000 on March 31, 2012. The increase of cash on hand was primarily due to the improvement in operating income of approximately $1,100,000,   an increase in accrued expenses of approximately $500,000 and offset by a decrease in accounts payable of approximately $200,000. Cash provided by operating activities in Fiscal 2013 was approximately $1,682,000. Most of the cash was retained in cash on hand as of the fiscal year ended March 31, 2013.

Cash used in investing activities for Fiscal 2013 was approximately $297,000. Cash used in investing activities was primarily for the purchase of a base platform for our newly designed future karaoke hardware line of products as well as warehouse equipment for the new California warehouse facility.

Cash used in financing activities was $0 for Fiscal 2013 as all amounts borrowed against the Crestmark line of credit were repaid in full during the fiscal year.

As of March 31, 2013, our working capital was approximately $3.3 million. Our current liabilities of approximately $4.5 million include:

⋅	Client obligations for defective returns and allowances of $376,289 – the amount will be satisfied by future purchases or refunds.
⋅	Accounts payable of $1,135,125 of which $636,474 was due to three customers who have requested cash refunds for defective returns.
⋅	Amounts due to related parties of $4,615,937 due various parties within the Starlight Group.
⋅	Accrued expenses of $686,012 of which $551,494 was due to customers for advertising and co-op allowances.
⋅	Warranty provision for estimated effective returns in the amount of $215,471.

As of April 30, 2013, our cash on hand is approximately $600,000 of which approximately $137,000 is restricted cash deposited in a Certificate of Deposit as collateral on a standby letter of credit issued as a security deposit on our new California warehouse lease. Our average monthly operating expenses are approximately $230,000 and we need approximately $700,000 to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in California and other operating costs.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Equity investments – The Company is actively seeking equity financing to expand its business. We expect to raise additional capital as required for fiscal year ended March 31, 2014 (“Fiscal 2014”).
2) Vendor financing – Some of our key vendors in China (including The Starlight Group) have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales, are expected to account for more than 45% of the total revenues in Fiscal 2014.
3) Line of Credit - The Company was successful in obtaining a $5,000,000 collateralized line of credit during Fiscal 2013 which reduced our reliance on key vendors providing us with extended payment terms for our goods.  The Company is actively negotiating to increase our line of credit to $7,500,000 and convert the current financing agreement to a more traditional Asset Base Lending arrangement which should reduce the Company’s cost of financing.
4) Cost reduction - The Company has reduced significant operating expenses as a percentage of net sales in recent years with the exception of Fiscal 2009. The cost reduction initiatives are part of our intensive effort to achieve operating profits. The Company plans to maintain its cost structure for Fiscal 2014.
5) Reduce cost of operation – The Company maintains SMC-L as a wholly-owned subsidiary to operate our California warehouse. For Fiscal 2014, SMC-L will renew an agreement with the Starlight Group to handle the logistics and fulfillment of Starlight Groups’ domestic products for a service fee. This arrangement is expected to significantly offset the Company’s own logistics expenses. In addition, the Company recently entered into a seven year lease agreement for a new warehouse facility in California replacing the existing facility lease that expires on April 30, 2013.  The Company will continue to occupy approximately 86,000 square feet in the new facility however the cost per square foot has been substantially reduced and should save the Company approximately $200,000 in rent expense annually.

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

In addition to our current financing arrangements, the Starlight Group (“Group”) has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us.  We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2014, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year.   During the fiscal year ended March 31, 2013, our related party debt increased by approximately $18,000 primarily due to current invoices for repaired goods. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

During Fiscal 2014, we will strive to reduce additional operating costs through efficiency improvements. In order to reduce the need to maintain inventory in our warehouses in California we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The goods shipped directly to our customers from ports in China are primarily backed by customer letters of credit. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

Except for the foregoing, we do not have any present commitment that is likely to cause our liquidity to increase or decrease in any material way. In addition, except for the Company’s need for additional capital to finance inventory purchases, the Company is not aware of any trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  The Company is reliant upon our parent company, Starlight International, to manufacture approximately 25% of our products with extended trade payable terms to help insure that unrelated key vendors are paid timely. Any significant change in Starlight International’s ability to continue to provide manufacturing and extended payment terms may have a material adverse effect on our ability to meet our financial obligations and continue our operations.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 90.0%, 87.9%, and 79.8% of net sales in Fiscal 2013, Fiscal 2012, and Fiscal 2011.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

We are currently developing and considering selling products other than karaoke related items during the slow season to fulfill the revenue shortfall.

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

INCOME TAXES We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for potential income taxes in the jurisdictions have been made.

OTHER ESTIMATES. We make other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2011, the FASB issued ASU 2011-11, regarding disclosures about offsetting assets and liabilities.  This update requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Disclosures are required for derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.     The adoption of ASU 2011-11 did not have any impact on the Company’s consolidated financial statements.

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

(c)           Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of May 17, 2013.

For Fiscal Year Ended March 31, 2013

Name	Age	Position

Gary Atkinson	31	CEO and General Counsel
Bernardo Melo	36	VP Global Sales and Marketing
Lionel Marquis	60	CFO
Carol Lau	64	Chairwoman
Harvey Judkowitz	68	Director
Bernard Appel	81	Director
Stewart A. Merkin	70	Director
Peter Hon	72	Director
Yat Tung Lau	34	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. For the past four years, Mr. Atkinson has worked closely with all departments within the Company, including Operations, Finance, Sales, and the China production side. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

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

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 18 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), U S Plastic Lumber Corporation, Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant College with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

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

Harvey Judkowitz has served as a director of the Company since March 29, 2004 and is the chairman of the Audit Committee. He is licensed as a CPA in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He has served as the Chairman and CEO of UniPro Financial Services, a diversified financial services company up until the company was sold in September of 2005. He was formerly the President and Chief Operating Officer of Photovoltaic Solar Cells, Inc.

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

Stewart Merkin has served as a director of the Company since December 1, 2004. Mr. Merkin, founding partner of the Law Office of Stewart A. Merkin, has been practicing law in Miami, Florida since 1974. His core legal practice areas include corporate and securities law, as well as mergers and acquisitions and international transactions. He was awarded both J.D. and M.B.A. degrees from Cornell University, as well as a B.S. from The Wharton School, University of Pennsylvania. He was admitted to the Florida Bar in 1972.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on January 18, 2013.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2013 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

Mr. Harvey Judkowitz filed a Form 5 in lieu of filing a timely Form 4 with respect to three transactions;
Mr. Bernard Appel filed a Form 5 in lieu of filing a timely Form 4 with respect to three transactions;
Mr. Stewart Merkin filed a Form 5 in lieu of filing a timely Form 4 with respect to three transactions;

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2013	$95,000.00	$12,770.00	-	$-	$-	$-	$-	$107,770.00
Chief Executive Officer	2012	$86,000.00	$5,300.00		$-	$-	$-	$-	$91,300.00

Lionel Marquis	2013	$107,000.00	$7,135.00	-	$-	$-	$-	$-	$114,135.00
Chief Financial Officer	2012	$100,000.00	$2,650.00	-	$-	$-	$-	$-	$102,650.00

Bernardo Melo	2013	$140,000.00	$120,000.00	-	$-	$-	$-	$-	$260,000.00
VP Global Sales & Marketing	2012	$140,000.00	$30,756.00		$-	$-	$-	$-	$170,756.00

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

As of May 17, 2013, the Company did not have any employment contracts with any of its employees nor separation or consulting agreements with any individuals or entities.

OPTION GRANTS IN FISCAL 2013

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under our Year 2001 Stock Option Plan to the named executive officers as of the fiscal year ended March 31 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A

Lionel Marquis, CFO	120,000	-	N/A	0.06	10/29/2020

Bernardo Melo, VP Global Sales & Marketing	4,000	-	N/A	1.97	12/19/2013	N/A	N/A	N/A	N/A
	6,500	-	N/A	1.54	2/6/2014
	20,000	-	N/A	0.60	5/8/2015
	200,000		N/A	0.06	10/29/2020
	230,500	0

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bernard Appel	$8,250	$2,500	$3,141	$-	$-	$-	$13,891
Peter Hon	$-	$-	$-	$-	$-	$-	$-
Harvey Judkowitz	$8,250	$2,500	$3,141	$-	$-	$-	$13,891
Carol Lau	$-	$-	$-	$-	$-	$-	$-
Yat Tung Lau	$-	$-	$-	$-	$-	$-	$-
Stewart Merkin	$8,250	$2,500	$3,141	$-	$-	$-	$13,891

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2013 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 190,032, 187,685, and 200,032, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Ms. Lau are 74,311.

(2) As of March 31, 2013 the aggregate number of Company stock options held by Messrs. Appel and Judkowitz is 200,000. Mr. Merkin holds 180,000 options and Messrs. Hon, Yat Tung Lau, and Ms. Lau each hold 40,000 options.

During Fiscal 2013, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2013 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau and Merkin and Ms. Carol Lau.

During Fiscal 2013, we have utilized the following compensation policy for our directors:

⋅	An initial grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of joining the board. The options will vest in one year and expire in ten years while they are board members or 90 days once they are no longer board members.

⋅	An annual cash payment of $7,500 will be made for each completed full year of service or prorated for a partial year. The payment will be made as of March 31.

⋅	An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the Annual Stockholder Meeting. The actual grant will be made on or before March 31.

⋅	An annual grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of the Annual Stockholder Meeting. If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

⋅	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $250 fee.

⋅	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

⋅	Directors Peter Hon, Yat Tung Lau and Carol Lau have volunteered to temporarily forfeit all compensation until financial conditions at the Company improve.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2013, we had granted 1,251,380 options under the Year 2001 Plan, 1,251,380 of which were fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

Options granted under the Year 2001 Plan are not transferable except by will or applicable laws of descent and distribution. Except as expressly determined by the Compensation Committee, no option under the Year 2001 Plan is exercisable after thirty (30) days following an individual's termination of employment with the Company or a subsidiary, unless such termination of employment occurs by reason of such individual's disability, retirement or death. The obligations of the Company under the Year 2001 Plan are binding on (1) any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Company or (2) any successor corporation or organization succeeding to all or substantially all of the assets and business of the Company. In the event of any of the foregoing, the Compensation Committee may, at its discretion, prior to the consummation of the transaction, offer to purchase, cancel, exchange, adjust or modify any outstanding options, as such time and in such manner as the Compensation Committee deems appropriate.

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2013, 2012 and 2011 totaled $30,589, $24,933 and $18,660, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 17, 2013 (the “record date”), certain information concerning beneficial ownership of our common stock by:

⋅	all directors of the Singing Machine,
⋅	all named executive officers of the Singing Machine; and
⋅	persons known to own more than 5% of our common stock.

Security ownership is based on 38,028,975 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of May 17, 2013, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of May 17, 2013

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson	142,753	*
Lionel Marquis	120,000	*
Bernardo Melo	230,500	*
Bernard Appel (1)	370,032	*
Harvey Judkowitz (1)	380,032	*
Carol Lau (1)	68,857	*
Yat Tung Lau (1)	68,857	*
Peter Hon (1)	68,857	*
Stewart Merkin (1)	347,685	*
Officers & Directors as a Group (9 persons)	1,797,573	4.7%

Security Ownership of Certain Beneficial Owners:
Starlight Group (2)	19,623,155	51.6%
koncepts International Ltd.	18,682,679	49.1%
Starlight Industrial Holdings, Ltd.	940,476	2.5%
Arts Electronics Ltd. (3)	3,745,917	9.9%
Gentle Boss Investments Ltd (4)	2,100,000	5.5%

* Less than 1%

Total Shares of Common Stock as of May 17, 2013	38,028,975
Stock Options Exercisable within 60 days of May 17,2013	1,251,380

Total	39,280,355

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of the record date: 180,000 options held by Bernie Appel; 180,000 options held by Harvey Judkowitz, 160,000 held by Stewart Merkin, and 40,000 held by each of Carol Lau, Peter Hon, and Yat-Tung Lau.

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

(3) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(4) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approximately 32% of our karaoke products in Fiscal 2013 were produced by factories owned by the Starlight Group and we anticipate that approximately 33% of our karaoke products will be manufactured by the Starlight Group in Fiscal 2014. Starlight International has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2013 and 2012 we sold approximately $1,813,000 and $1,619,000, respectively of product to Star Light Electronics Company, Ltd. (“Star Light”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. In addition, we sold an additional $410,000 in Fiscal 2013 and $87,000 in Fiscal 2012 of product to Cosmo from our California warehouse facility. The average gross profit margin on sales to Cosmo yielded 14.4% and 8.8%, respectively. We also sold approximately $0 in Fiscal 2013 and $289,000 in Fiscal 2012 to Cosmo Communications HK, Ltd. who is also a related company. Cosmo was our primary distributor of the Company’s product to Canada in Fiscal 2013 and Fiscal 2012 and will continue in this role for Fiscal 2014.

During Fiscal 2013 and 2012 we purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of Starlight International of approximately $4,932,000 and $5,750,000, respectively. In Fiscal 2013 and Fiscal 2012, we also purchased products from Star Fair Electronics Co., Ltd. (“Star Fair”) of approximately $3,061,000 and $923,000, respectively, Starlight R&D, Ltd (“Starlight R&D”) of approximately $21,000 and $9,000, respectively, Cosmo USA of approximately of $286,000 and $23,000, respectively and Cosmo of approximately $0 and $137,000, respectively. All of these companies were indirectly wholly-owned subsidiaries of Starlight International. During the fiscal years ended March 31, 2013 and 2012 we received charges for repair defective products from Star Fair in the amount of approximately $39,000 and $0, respectively and Starlight Marketing Development Ltd. (an indirect wholly-owned subsidiary of Starlight International) of approximately $0 and $115,000, respectively. In connection with the import of these products to our California warehouse we paid inbound freight charges during the fiscal years ended March 31, 2013 and 2012 to Starlight USA of approximately $54,000 and $248,000, respectively and to Starlight R&D, Ltd of approximately $229,000 and $0, respectively.

During the fiscal years ended March 31, 2013 and 2012, we paid $96,000 to Star Light as reimbursement for engineering and quality control services performed on our behalf in China. During the fiscal years ended March 31, 2013 and 2012, we received $60,000 from Starlight USA as reimbursement for customer support services performed by us on behalf of Starlight USA. These expense reimbursements were included in general and administrative expense on our consolidated statements of operations .

As of April 1, 2012 Star Light began charging interest on the current year intercompany trade payables that were past due at a rate of 4.5% per annum. For fiscal years ended March 31, 2013 and March 31, 2012, the Company paid interest expense to Star Light in the amounts of $7,294 and $0, respectively.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received approximately $399,000 and $0 in service fees from these affiliates during Fiscal 2013 and Fiscal 2012, respectively. This agreement terminates on April 30, 2013 at which time another annual agreement is expected to be signed for approximately the same amount.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight USA, Starlight Electronics USA and Cosmo USA to provide logistics, fulfillment, and warehousing services for the affiliates’ domestic sales. The Company received approximately $250,000 and $750,000 in service fees from these affiliates during Fiscal 2013 and 2012, respectively. This agreement terminated on June 30, 2012.

On August 1 2010, our subsidiary SMC-L entered into a service and logistics agreement with Starlight USA, and Cosmo USA to provide logistics, fulfillment, and warehousing services for Starlight USA and Cosmo USA’s domestic sales. For these services, Starlight USA and Cosmo USA agreed to pay us an annual service fee of approximately $1,000,000 payable monthly beginning August 1, 2010. This agreement generated approximately $0 for Fiscal 2013 and approximately $250,000 in fees for Fiscal 2012. This agreement terminated on July 31, 2011.

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

CORPORATE GOVERNANCE

Board Determination of Independence

The Board has determined that Messrs. Judkowitz, Merkin and Appel are "independent directors" within the meaning of the listing standards of major stock exchanges. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent Certified Public Accountants for professional services rendered for Fiscal 2013 and Fiscal 2012:

Fee Category	Fiscal 2013	Fiscal 2012

Audit Fees	$105,930	$87,567
Tax Fees	10,000	10,000
All Other Fees	8,244	4,475

Total Fees	$124,174	$102,042

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

Out of the total Fiscal 2013 and Fiscal 2012 audit and other fees, $105,930 and $89,542 were billed by Mallah Furman, Certified Public Accountants respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2013 and 2012

Consolidated Statements of Operations—Years ended March 31, 2013, 2012 and 2011.

Consolidated Statements of Shareholders' Equity (deficit)—Years ended March 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows—Years ended March 31, 2013, 2012 and 2011.

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

31.2 Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31 2013 and 2012; (ii) Consolidated Statements of Operations for the three years ended March 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the three years ended March 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Shareholders’ Equity (Deficit) for the three years ended March 31, 2013, 2012 and 2011; (v) Notes to the Consolidated Financial Statements and (vi) Schedule II – Valuation and qualifying Accounts.*

* Filed herewith
+ Compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: June 28, 2013	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	June 28, 2013
Gary Atkinson

/s/ LIONEL MARQUIS	Chief Financial Officer	June 28, 2013
Lionel Marquis

/s/ CAROL LAU	Chairperson	June 28, 2013
Carol Lau

/s/ BERNARD APPEL	Director	June 28, 2013
Bernard Appel

/s/ HARVEY JUDKOWITZ	Director	June 28, 2013
Harvey Judkowitz

/s/ Stewart Merkin	Director	June 28, 2013
Stewart Merkin

/s/ YAT TUNG LAU	Director	June 28, 2013
Yat Tung Lau

/s/ peter hon	Director	June 28, 2013
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three year period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II - Valuation and Qualifying Accounts of the Company for the years ended March 31, 2013, 2012, 2011. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Mallah Furman

Fort Lauderdale, Florida
June 28, 2013

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
Assets
Current Assets
Cash	$1,652,996	$267,465
Accounts receivable, net of allowances of $180,306 and $168,554, respectively	1,100,475	785,490
Due from related party - Starlight Consumer Electronics USA, Inc.	291,343	36,036
Due from related party - Starlight Electronics USA, Inc.	50,501	58,536
Due from related party - Cosmo Communications Canada, Ltd	61,310	68,291
Inventories, net	4,123,407	4,008,392
Prepaid expenses and other current assets	84,441	53,233
Deferred tax asset, net	421,340	-
Total Current Assets	7,785,813	5,277,443

Property and Equipment, net	482,777	296,222
Other Non-Current Assets	159,956	159,674
Deferred Tax Asset, net Non-Current Portion	1,198,119	-
Total Assets	$9,626,665	$5,733,339

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,135,125	$1,303,395
Due to related party - Starlight Marketing Development, Ltd.	1,107,678	1,924,431
Due to related party - Ram Light Management, Ltd.	-	1,683,247
Due to related party - Starlight R&D, Ltd.	419,600	416,026
Due to related party - Cosmo Communications USA, Inc.	-	226,747
Due to related party - Starlight Consumer Electronics Co., Ltd.	585,125	103,545
Due to related parties - Other Starlight Group Companies	3,534	3,534
Accrued expenses	686,012	168,156
Obligations to clients for returns and allowances	376,289	242,379
Warranty provisions	215,471	219,760
Total Current Liabilities	4,528,834	6,291,220

Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	816,753	-
Subordinated related party debt - Ram Light Management, Ltd.	1,683,247	-
Total Liabilities	7,028,834	6,291,220

Shareholders' Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,028,975 and 37,960,794 shares issued and outstanding	380,289	379,607
Additional paid-in capital	19,155,193	19,141,098
Accumulated deficit	(16,937,651)	(20,078,586)
Total Shareholders' Equity (Deficit)	2,597,831	(557,881)
Total Liabilities and Shareholders' Equity (Deficit)	$9,626,665	$5,733,339

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2013	March 31, 2012	March 31, 2011

Net Sales	$34,437,774	$25,943,832	$19,165,979

Cost of Goods Sold	26,368,945	20,292,738	14,921,289

Gross Profit	8,068,829	5,651,094	4,244,690

Operating Expenses
Selling expenses	3,078,340	2,470,985	1,838,217
General and administrative expenses	3,310,325	2,537,379	2,575,032
Depreciation and amortization	110,267	171,818	430,115
Total Operating Expenses	6,498,932	5,180,182	4,843,364

Net Income (Loss) from Operations	1,569,897	470,912	(598,674)

Other Expenses
Interest expense	(48,421)	(7,796)	(20,874)

Net Income (Loss) before income tax benefit	1,521,476	463,116	(619,548)

Income tax benefit	1,619,459	-	-

Net Income (Loss)	$3,140,935	$463,116	$(619,548)

Net Income (Loss) per Common Share
Basic	$0.08	$0.01	$(0.02)
Diluted	$0.08	$0.01	$(0.02)

Weighted Average Common and Common Equivalent Shares:
Basic	37,973,309	37,877,460	37,731,684
Diluted	38,360,324	37,877,460	37,731,684

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2013	March 31, 2012	March 31, 2011

Cash flows from operating activities
Net Income (Loss)	$3,140,935	$463,116	$(619,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	110,267	171,818	430,115
Loss on disposal of property and equipment	-	31,027	-
Change in inventory reserve	(160,000)	211,999	101,932
Change in allowance for bad debts	11,752	(7,250)	(9,603)
Stock compensation	14,777	26,030	20,092
Warranty provisions	(4,289)	75,738	20,314
Change in net deferred tax assets	(1,619,459)	-	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(326,737)	426,969	(211,815)
Inventories	44,985	(1,203,446)	(314,029)
Prepaid expenses and other current assets	(31,208)	6,077	59,156
Other non-current assets	(282)	5,004	(34)
Increase (Decrease) in:
Accounts payable	(168,270)	184,721	222,961
Net due to related parties	18,116	(347,946)	1,508,811
Accrued expenses	517,856	(88,379)	29,278
Obligations to clients for returns and allowances	133,910	(192,962)	(306,668)
Net cash provided by (used in) operating activities	1,682,353	(237,484)	930,962
Cash flows from investing activities
Purchase of property and equipment	(296,822)	(165,216)	(27,000)
Net cash used in investing activities	(296,822)	(165,216)	(27,000)
Cash flows from financing activities
Borrowings from factor, net	-	-	14,987
Net payments on short-term bank obligation	-	-	(1,091,828)
Payments on long-term financing obligation	-	(4,547)	(18,186)
Net cash used in financing activities	-	(4,547)	(1,095,027)
Change in cash	1,385,531	(407,247)	(191,065)

Cash at beginning of period	267,465	674,712	865,777
Cash at end of period	$1,652,996	$267,465	$674,712

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$48,421	$7,796	$20,874
Cash paid for income taxes	$3,988	$4,332	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at March 31, 2010	-	$-	37,585,794	$375,857	$19,098,726	$(19,922,154)	$(447,571)

Net Loss	-	-	-	-	-	(619,548)	(619,548)
Employee compensation-stock option	-	-	-	-	12,592	-	12,592
Director Fees	-	-	249,999	2,500	5,000	-	7,500

Balance at March 31, 2011	-	-	37,835,793	$378,357	$19,116,318	$(20,541,702)	$(1,047,027)

Net Income	-	-	-	-	-	463,116	463,116
Employee compensation-stock option	-	-	-	-	18,530	-	18,530
Director Fees	-	-	125,001	1,250	6,250	-	7,500

Balance at March 31, 2012	-	-	37,960,794	$379,607	$19,141,098	$(20,078,586)	$(557,881)

Net Income	-	-	-	-	-	3,140,935	3,140,935
Employee compensation-stock option	-	-	-	-	7,277	-	7,277
Director Fees	-	-	68,181	682	6,818	-	7,500

Balance at March 31, 2013	-	$-	38,028,975	$380,289	$19,155,193	$(16,937,651)	$2,597,831

The accompanying notes are an integral part of these consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the "Company," “SMC”, "The Singing Machine"), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”), SMC-Music, Inc. (“SMC-M”), and Singing Machine Holdings Ltd. (a B.V.I. company) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers.

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

COLLECTIBILITY OF ACCOUNTS RECEIVABLE
The Singing Machine's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other allowances based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

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

Concentration of Credit Risk
At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of March 31, 2013 and March 31, 2012, the Company had cash deposits of $1,007,894 and $0, respectively that exceeded the FDIC insurance limit. The Company maintains cash balances in foreign financial institutions. The insured amounts at foreign financial institutions at March 31, 2013 and March 31, 2012 are $256,035 and $66,398, respectively.

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

REVENUE RECOGNITION
Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 8.8%, 7.7%, and 7.6% of the gross sales for the twelve months ended March 31, 2013, 2012, and 2011, respectively.

STOCK BASED COMPENSATION
The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2013, 2012 and 2011 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2013, 2012 and 2011, the stock option expense was $7,277, $18,530 and $12,592, respectively.

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

⋅	For the year ended March 31, 2013: expected dividend yield 0%, risk-free interest rate of 0.14%, volatility 304.7% and expected term of one year.

⋅	For the year ended March 31, 2012: expected dividend yield 0%, risk-free interest rate of 0.19%, volatility 341.4% and expected term of one year.

⋅	For the year ended March 31, 2011: expected dividend yield 0%, risk-free interest rate of 0.22% to 0.30%, volatility 283.9% and expected term of one year.

ADVERTISING
Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 7% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2013, 2012 and 2011 was $1,688,692, $1,089,512 and $685,416, respectively.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of operations. For the years ended March 31, 2013, 2012 and 2011, these amounts totaled $70,870, $37,852 and $66,875, respectively.

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

INCOME TAXES
The Company follows the provisions of FASB ASC 740 "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. Prior to the fiscal year ended March 31, 2013, the Company recognized a valuation allowance against the entire amount of the deferred tax asset.

During the fiscal year ended March 31, 2013, the Company reversed a portion of the valuation allowance as the Company determined that it is more likely than not that the deferred tax asset would be realized. As a result, approximately $1.6 million of the valuation allowance was reversed during the fiscal year ended March 31, 2013, recognizing an approximate tax benefit of $1.6 million. As of March 31, 2013 and March 31, 2012, The Singing Machine had gross deferred tax assets of approximately $3.2 million and $3.9 million, respectively, against which the Company recorded valuation allowances totaling approximately $1.6 million and $3.9 million, respectively.

The Company also follows the provisions in FASB ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of March 31, 2013 this position did not result in any adjustment to the Company’s provision for income taxes. Additionally, in accordance with FASB ASC 710, the Company’s policy is to recognize interest or penalties related to income tax matters in the provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax positions.

As of March 31, 2013, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2010 through March 31, 2013.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalent balances at March 31, 2013 and March 31, 2012 were $1,652,996 and $267,465, respectively. On April 29, 2013 the Company issued a standby letter of credit in the amount of $131,068 to satisfy terms of a security deposit requirement of a new California warehouse lease agreement executed in March 2013. The Company was required to fund a restricted certificate of deposit in the amount of $137,621 as collateral for the standby letter of credit.

SHIPPING AND HANDLING COSTS
Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011, the FASB issued ASU 2011-11, regarding disclosures about offsetting assets and liabilities. This update requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Disclosures are required for derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11did not have any impact on the Company’s consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2013	2012

Finished Goods	$4,626,407	$4,671,392
Less: Inventory Reserve	(503,000)	(663,000)

Total Inventories	$4,123,407	$4,008,392

Inventory consigned to a distribution center at March 31, 2013 and March 31, 2012 was $353,201.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2013	2012

Computer and office equipment	5 years	$279,742	$276,332
Furniture and fixtures	7 years	4,312	-
Leasehold improvement	*	5,500	5,500
Warehouse equipment	7 years	136,521	101,521
Molds and tooling	3-5 years	1,849,245	1,846,645
Molds and tooling under development	**	329,500	78,000
		2,604,820	2,307,998
Less: Accumulated depreciation and amortization		2,122,043	2,011,776
		$482,777	$296,222

* Shorter of remaining term of lease or useful life

** As of the fiscal years ended March 31, 2013, 2012 and 2011 the Company had outstanding commitments for molds and tooling in process in the amounts of approximately $140,000, $0 and $0, respectively.

Depreciation and amortization expense for fiscal years ended 2013, 2012, and 2011 was $110,267, $171,818, and $430,115, respectively.

NOTE 5 – DUE TO RELATED PARTIES, NET

As of March 31, 2013 the Company had $4,212,783 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Development Ltd in the amount of $1,924,431, Ram Light Management, Ltd in the amount of $1,683,247, Starlight Consumer Electronics Co., Ltd in the amount of $585,125 and $419,600 due to Starlight R&D for tooling and tooling modifications. There were net additional amounts due from other Starlight Group companies totaling $399,620 related to other expenses provided by us to these companies.

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

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheets. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended March 31, 2013 and March 31, 2012 obligations to clients for returns and allowances reclassified from accounts receivable were $376,289 and $242,379, respectively. There were credit amounts requested by clients to be paid for the periods ended March 31, 2012 and March 31, 2011 in the amounts of $636,474 and $0, respectively and accordingly these amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 7 – FINANCING

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which allows the Company to receive an advance of up to 70% of qualified accounts receivable. The line of credit agreement has a two year term which expires on October 19, 2014. The outstanding loan balance on the line of credit cannot exceed $5,000,000 during our peak selling season between August 2 and February 14 and cannot exceed $500,000 between February 15 and August 1 of each year that the agreement is in effect. The Company has agreed to pledge all of its domestic accounts receivable shipped from North America (except drop shipment invoices) to Crestmark and will assume all of the credit risk on accounts receivable pledged to Crestmark.

Interest on the line of credit and discounting charges on accounts receivable advances is accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. During the fiscal years ended March 31, 2013, 2012 and 2011 the Company incurred interest expense of $28,714, $0 and $0, respectively on amounts borrowed against the line of credit. There is a 1% commission fee of the gross invoice amount on all domestic accounts receivable pledged. For the fiscal years ended March 31, 2013, 2012 and 2011 the Company incurred commission fees on pledged receivables in the amount of $126,781, $0 and $0, respectively. There were no amounts outstanding on the line of credit as of the years ended March 31, 2013 and 2012. The credit facility is secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753.

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

INCOME TAXES

In a letter dated July 21, 2008 the Internal Revenue Service (IRS) notified International SMC (HK) Limited “ISMC (HK)”, a former foreign subsidiary, of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125. ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”). The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters. On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company. In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

⋅	The Internal Revenue Service’s asserted position that the Company is not the taxpayer.
⋅	The 1120- F tax liability was recorded under the taxpayer identification number belonging to ISMC and not the Company’s taxpayer identification number
⋅	The IRS would be barred from recovery since it failed to assess or issue a notice of levy within the three year statute of limitations

Based on the conclusion reached in the legal memorandum, management does not believe that the Company will have any further liability and has not accrued any liability in this matter.

LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, City of Industry, California and Macau. The leases expire at varying dates. The lease for the existing warehouse facilities in California expires on April 30, 2013 and will not be renewed. Rent expense for the years ended March 31, 2013, 2012 and 2011 was $731,907, $800,198 and $773,964, respectively. On March 8, 2013 we executed a new lease for approximately 86,000 square feet of warehouse space in Ontario, California which will commence on June 1, 2013. The lease will expire on August 31, 2020 (term of 87 months) and includes a provision for the abatement of the first three months base rent in the amount of $113,412 which will be amortized over the life of the lease.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2013 are as follows:

Property Leases
For fiscal year ending March 31,
2014	$392,099
2015	514,616
2016	526,496
2017	534,793
2018	487,671
2019 and beyond	1,260,890
$3,716,565

The above property lease payments are gross payments which are not net of supplemental sublease fees we receive. During fiscal years 2013, 2012 and 2011 the Company received fees of approximately $56,000, $0 and $15,000 respectively, for sublease of warehouse space. Such fees have been offset against rent expense in the consolidated statements of operations.

NOTE 9 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2013, 2012, and 2011, the Company issued the following common stock shares:

2013:
On January 24, 2013 the Company issued 68,181 shares of its common stock to our Board of Directors at $.11 per share, pursuant to our annual director compensation plan.

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

For the fiscal year ended March 31, 2013 there were common stock equivalents to purchase 1,251,380 shares of common stock of which 820,000 were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of the Company’s common stock for the period. For the years ended March 31, 2012 and 2011, common stock equivalents to purchase 700,000 and 551,380 shares of stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2013, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2013.

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

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,251,380	$0.30	1,191,380	$0.56	646,710	$0.62
Granted	60,000	0.18	60,000	$0.06	580,000	$0.06
Exercised	-	-	-	-	-	-
Forfeited	(4,000)	9.00	-	-	(35,330)	$0.91
Balance at end of period	1,307,380	$0.26	1,251,380	$0.30	1,191,380	$0.56

Options exercisable at end of period	1,247,380	$0.27	1,191,380	$0.31	611,380	$0.54

The following table summarizes information about employee stock options outstanding at March 31, 2013:

Range of Exercise Price	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Exercise Price
$.03 - $.77	1,196,000	6.5	0.18	1,136,000	0.18
$1.20 - $1.97	111,380	2.7	1.14	111,380	1.14
*	1,307,380			1,247,380

Prior to April 1, 2005, in accordance with ASC 713-10, for options issued to employees, the Company applied the intrinsic value method.

* Total number of options outstanding as of March 31, 2013 includes 60,000 options issued on March 31, 2013 to three directors as compensation that were not issued from the Plan.

NOTE 10 - INCOME TAXES
The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2013, 2012 and 2011, the Macau Subsidiary recorded no tax provision. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation. As of March 31, 2013, 2012 and 2011, The Singing Machine had net deferred tax assets before valuation allowances of approximately $3.2 million, $3.9 million, and $3.5 million, respectively, against which the Company recorded valuation allowances totaling approximately $1.6 million, $3.9 million, and $3.5 million, respectively.

The income tax provision (benefit) for federal, foreign, and state income taxes in the consolidated statement of operations consisted of the following components for 2013, 2012 and 2011:

	2013	2012	2011
Income tax provision:
Current:
Federal	$-	$-	$-
State	-	-	-

Total current Federal and State	$-	$-	$-

Deferred:
Federal	$(1,412,535)	$-	$-
State	(206,924)

Total net income tax benefit	$(1,619,459)	$-	$-

The United States and foreign components of income (loss) before income taxes are as follows:

	2013	2012	2011

United States	$92,122	$(432,111)	$(1,152,015)
Foreign	1,429,354	895,227	532,467
	$1,521,476	$463,116	$(619,548)

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2013, 2012 and 2011 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2013	2012	2011

Expected tax expense (benefit)	$517,302	$157,459	$(210,646)
State income taxes, net of Federal income tax benefit	25,236	26,299	(34,794)
Permanent differences	5,421	5,247	4,347
Deemed Dividend	537,866	304,377	181,039
Change in valuation allowance	(2,246,235)	385,219	(632,559)
Tax rate differential on foreign earnings	(537,866)	(304,377)	(181,039)
Prior year adjustments	78,817	(574,224)	873,652
Actual tax (benefit) expense	$(1,619,459)	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2013	2012	2011

Deferred tax assets:
Federal net operating loss carryforward	$2,189,622	$2,579,924	$2,141,339
State net operating loss carryforward	413,849	431,306	852,549
AMT credit carryforward	36,808	70,090	70,090
Inventory differences	358,130	438,773	24,572
Allowance for doubtful accounts	67,849	57,308	59,773
Reserve for sales returns	81,082	74,718	48,967
Charitable contributions	-	60,700	60,700
Accrued Vacation	9,839	9,551	8,550
Depreciation and amortization	81,739	135,660	198,606
Amortization of reorganization intangible	-	7,664	15,329
Deferred tax assets before valuation allowance	3,238,918	3,865,694	3,480,475
Valuation allowance	(1,619,459)	(3,865,694)	(3,480,475)
Net deferred tax assets	$1,619,459	$-	$-

Due to economic conditions prior to the fiscal year ended March 31, 2013, the Company believed that it was more likely than not that the benefit from the net deferred tax assets would not be realized, and established a valuation allowance on the deferred tax assets for the entire balance.

During the fiscal year ended March 31, 2013, the Company released a portion of the valuation allowance. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carry forward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. The analysis indicated that it is more likely than not that at least 50% of the deferred tax asset recorded will be realized. As a result, approximately $1.6 million of the valuation allowance was released during the fiscal year ended March 31, 2013, recognizing an approximate tax benefit of $1.6 million.

At March 31, 2013, the Company has federal tax net operating loss carry forwards in the amount of approximately $6.4 million that expire beginning in the year 2027. In addition, the Company has state tax net operating loss carry forwards in the amount of approximately $8.9 million that expire beginning in 2015. Net operating loss carry forward amounts and their year of expiration are as follows:

Year of	NOL	NOL
Expiration	Federal	State

2013	$-	$-
2014	-	-
2015	-	1,984,323
2016	-	-
2017	-	-
2018 and beyond	6,440,060	6,918,172

	$6,440,060	$8,902,495

The Company is no longer subject to income tax examinations for fiscal years before 2010.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary until its date of sale. Sales by geographic region for the period presented are as follows:

	2013	2012	2011

North America	$34,068,559	$25,313,446	$18,925,399
Europe	369,215	630,386	240,580
	$34,437,774	$25,943,832	$19,165,979

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2013, 2012, and 2011 totaled $30,589, $24,933 and $18,660, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post employment benefits to retirees.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2013, 81% of accounts receivable were due from three customers in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 53%, 18% and 11% at March 31, 2013. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 35%, 21% and 18% at March 31, 2012. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2013, 2012, and 2011 were 66%, 70% and 74% of total revenues, respectively. Revenues derived from top three customers in 2013, 2012 and 2011 as percentage of the total revenue were 23%, 21% and 13%; 29%, 17% and 15%; and 29%, 25% and 9%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Macau Subsidiary aggregated $12.5 million in 2013, $11.8 million in 2012 and $5.0 million in 2011.

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

During fiscal years 2013, 2012, and 2011, manufacturers in the People's Republic of China ("China") accounted for approximately 99% of the Company's total product purchases, including all of the Company's hardware purchases.

NOTE 14 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2013, 2012, and 2011 are set forth in the following table:

	Sales	Gross Profit	Net Earnings (Loss)	(Loss) Per Share	(Loss) Per Share
	(In thousands)	(In thousands)	(In thousands)
2013
First quarter	$1,763	$444	$(480)	$(0.01)	$(0.01)
Second quarter	14,376	3,471	1,435	0.04	0.04
Third quarter	16,617	4,022	1,397	0.04	0.04
Fourth quarter	1,682	132	789	0.01	0.01
Fiscal Year 2013	$34,438	$8,069	$3,141	$0.08	$0.08

2012
First quarter	$1,788	$429	$(507)	$(0.01)	$(0.01)
Second quarter	14,150	3,193	1,466	0.04	0.04
Third quarter	8,651	1,796	134	0.00	0.00
Fourth quarter	1,355	233	(630)	(0.02)	(0.02)
Fiscal Year 2012	$25,944	$5,651	$463	$0.01	$0.01

2011
First quarter	$2,092	$576	$(480)	$(0.01)	$(0.01)
Second quarter	8,358	1,693	292	0.01	0.01
Third quarter	6,936	1,633	81	0.00	0.00
Fourth quarter	1,780	343	(513)	(0.02)	(0.02)
Fiscal Year 2011	$19,166	$4,245	$(620)	$(0.02)	$(0.02)

NOTE 15 – RELATED PARTY TRANSACTIONS

TRADE
Approximately 32% of our karaoke products in Fiscal 2013 were produced by factories owned by the Starlight Group and we anticipate that approximately 33% of our karaoke products will be manufactured by the Starlight Group in Fiscal 2014. Starlight International has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2013 and 2012 we sold approximately $1,813,000 and $1,686,000, respectively of product to Star Light Electronics Company, Ltd. (“Star Light”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. In addition, we sold an additional $419,000 in Fiscal 2013 and $87,000 in Fiscal 2012 of product to Cosmo from our California warehouse facility. The average gross profit margin on sales to Cosmo yielded 14.4% and 8.8%, respectively. We also sold approximately $0 in Fiscal 2013 and $289,000 in Fiscal 2012 to Cosmo Communications HK, Ltd. who is also a related company. Cosmo was our primary distributor of the Company’s product to Canada in Fiscal 2013 and Fiscal 2012 and will continue in this role for Fiscal 2014.

During Fiscal 2013 and 2012 we purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of Starlight International of approximately $4,961,000 and $5,750,000, respectively. In Fiscal 2013 and Fiscal 2012, we also purchased products from Star Fair Electronics Co., Ltd. (“Star Fair”) of approximately $3,061,000 and $923,000, respectively, Starlight R&D, Ltd (“Starlight R&D”) of approximately $42,000 and $9,000, respectively, Cosmo USA of approximately of $305,000 and $23,000, respectively and Cosmo of approximately $0 and $137,000, respectively. All of these companies were indirectly wholly-owned subsidiaries of Starlight International. During the fiscal years ended March 31, 2013 and 2012 we received charges for repair defective products from Star Fair in the amount of approximately $39,000 and $0, respectively and Starlight Marketing Development Ltd. (an indirect wholly-owned subsidiary of Starlight International) of approximately $0 and $115,000, respectively. In connection with the import of these products to our California warehouse we paid inbound freight charges during the fiscal years ended March 31, 2013 and 2012 to Starlight USA of approximately $54,000 and $248,000, respectively and to Starlight R&D, Ltd of approximately $229,000 and $0, respectively.

During the fiscal years ended March 31, 2013 and 2012, we paid $96,000 to Star Light as reimbursement for engineering and quality control services performed on our behalf in China. During the fiscal years ended March 31, 2013 and 2012, we received $60,000 from Starlight USA as reimbursement for customer support services performed by us on behalf of Starlight USA. These expense reimbursements were included in general and administrative expense on our consolidated statements of operations .

As of April 1, 2012 Star Light began charging interest on the current year intercompany trade payables that were past due at a rate of 4.5% per annum. For fiscal years ended March 31, 2013 and March 31, 2012, the Company paid interest expense to Star Light in the amounts of $7,294 and $0, respectively.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received approximately $399,000 and $0 in service fees from these affiliates during Fiscal 2013 and Fiscal 2012, respectively under this agreement. This agreement terminates on April 30, 2013 at which time another annual agreement is expected to be signed for approximately the same amount.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight USA, Starlight Electronics USA and Cosmo USA to provide logistics, fulfillment, and warehousing services for the affiliates’ domestic sales. The Company received approximately $250,000 and $665,000 in service fees from these affiliates during Fiscal 2013 and 2012, respectively under this agreement. This agreement terminated on June 30, 2012.

On August 1 2010, our subsidiary SMC-L entered into a service and logistics agreement with Starlight USA, and Cosmo USA to provide logistics, fulfillment, and warehousing services for Starlight USA and Cosmo USA’s domestic sales. For these services, Starlight USA and Cosmo USA agreed to pay us an annual service fee of approximately $1,000,000 payable monthly beginning August 1, 2010. This agreement generated approximately $0 for Fiscal 2013 and approximately $331,000 in fees for Fiscal 2012. This agreement terminated on July 31, 2011.

NOTE 16 – WARRANTY PROVISIONS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis. Customers are either allowed to return defective goods within a specified period of time after shipment (between 6 and 9 months) or granted a “defective allowance” consisting of a fixed percentage (between 1% and 5%) off of invoice price in lieu of returning defective products. The Company records liabilities for its return goods programs and defective goods allowance program at the time of sale for the estimated costs that may be incurred. The liability for defective goods is included in warranty provisions on the Consolidated Balance Sheets.

Changes in the Company’s obligations for return and allowance programs are presented in the following table:
	Fiscal Year Ended
	March 31,	March 31,
	2013	2012
Estimated return and allowance liabilities at beginning of period	$219,760	$144,022
Costs accrued for new estimated returns and allowances	1,183,134	943,561
Return and allowance obligations honored	(1,187,423)	(867,823)

Estimated return and allowance liabilities at end of period	$215,471	$219,760

NOTE 17 – SUBORDINATED RELATED PARTY DEBT
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

SUPPLEMENTAL DATA
SCHEDULE II – Valuation and Qualifying Accounts

	Balance at	Charged to		Credited to	Balance at
	Beginning of	Costs and	Reduction to	Costs and	End of
Description	Period	Expenses	for Write off	Expenses	Period

Year ended March 31, 2013
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$168,554	$-	$(8,248)	$20,000	$180,306
Deferred tax valuation allowance	$3,865,695	$(626,777)	$(1,619,459)	$-	$1,619,459
Inventory reserve	$663,000	$104,175	$(264,175)	$-	$503,000

Year ended March 31, 2012
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$175,804	$-	$(8,323)	$1,073	$168,554
Deferred tax valuation allowance	$3,480,475	$-	$-	$385,220	$3,865,695
Inventory reserve	$451,001	$398,000	$(186,001)	$-	$663,000

Year ended March 31, 2011
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$185,407	$20,143	$(29,746)	$-	$175,804
Deferred tax valuation allowance	$4,113,034	$(632,559)	$-	$-	$3,480,475
Inventory reserve	$349,069	$101,932	$-	$-	$451,001