Form 10-Q
period 2013-06-30
SINGING MACHINE CO INC
filed 2013-08-19
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,028,975 as of August 19, 2013

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2013 (Unaudited) and March 31, 2013	3

	Condensed Consolidated Statements of Operations – Three months ended June 30, 2013 and 2012(Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Three months ended June 30, 2013 and 2012(Unaudited)	5

	Notes to Condensed Consolidated Financial Statements - June 30, 2013 (Unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		17

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$270,788	$1,652,996
Restricted cash	137,967	-
Accounts receivable, net of allowances of $189,143 and
$180,306, respectively	802,873	1,100,475
Due from Crestmark Bank	120,196	-
Due from related party - Starlight Consumer Electronics USA, Inc.	334,293	291,343
Due from related party - Starlight Electronics USA, Inc.	88,676	50,501
Due from related party - Cosmo Communications Canada, Ltd.	26,975	61,310
Inventories, net	4,316,779	4,123,407
Prepaid expenses and other current assets	174,058	84,441
Deferred tax asset, net	747,681	421,340
Total Current Assets	7,020,286	7,785,813

Property and equipment, net	609,545	482,777
Other non-current assets	17,630	159,956
Deferred tax asset, net of current portion	1,198,119	1,198,119

Total Assets	$8,845,580	$9,626,665

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,490,628	$1,135,125
Due to related party - Starlight Marketing Development, Ltd., current portion	1,107,678	1,107,678
Due to related party - Starlight R&D, Ltd.	422,106	419,600
Due to related party - Cosmo Communications USA, Inc.	12,495	-
Due to related party - Starlight Consumer Electronics Co., Ltd.	24,178	585,125
Due to related parties - Other Starlight Group Companies	3,534	3,534
Accrued expenses	674,265	686,012
Current portion of long-term capital lease	11,679	-
Obligations to clients for returns and allowances	382,815	376,289
Warranty provisions	134,270	215,471
Total Current Liabilities	4,263,648	4,528,834

Long-term capital lease, net of current portion	22,813	-
Subordinated related party debt - Starlight Marketing Development, Ltd.,
net of current portion	816,753	816,753
Subordinated related party debt - Ram Light Management, Ltd.	1,683,247	1,683,247
Total Liabilities	6,786,461	7,028,834

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no
shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
38,028,975 shares issued and outstanding	380,289	380,289
Additional paid-in capital	19,157,547	19,155,193
Accumulated deficit	(17,478,717)	(16,937,651)
Total Shareholders' Equity	2,059,119	2,597,831
Total Liabilities and Shareholders' Equity	$8,845,580	$9,626,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended
	June 30, 2013	June 30, 2012

Net Sales	$1,413,567	$1,762,705

Cost of Goods Sold	1,112,143	1,318,627

Gross Profit	301,424	444,078

Operating Expenses
Selling expenses	280,774	248,648
General and administrative expenses	859,771	643,118
Depreciation	27,318	32,775
Total Operating Expenses	1,167,863	924,541

Loss from Operations	(866,439)	(480,463)

Other Expenses
Interest expense	(968)	-

Loss before income tax benefit	(867,407)	(480,463)

Income tax benefit	326,341	-

Net Loss	$(541,066)	$(480,463)

Loss per Common Share
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and diluted	38,028,975	37,960,794

 The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net Loss	$(541,066)	$(480,463)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	27,318	32,775
Change in inventory reserve	47,551	(40,709)
Change in allowance for bad debts	8,837	2,143
Loss from disposal of property and equipment	4,479	-
Stock based compensation	2,355	1,642
Warranty provisions	(81,201)	(158,279)
Change in net deferred tax assets	(326,341)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	288,765	(16,587)
Due from Crestmark Bank	(120,196)	-
Inventories	(240,923)	461,386
Prepaid expenses and other current assets	(89,617)	9,799
Other non-current assets	142,325	(282)
Increase (Decrease) in:
Accounts payable	355,503	241,987
Net due to related parties	(592,736)	62,796
Accrued expenses	(11,747)	39,316
Obligations to clients for returns and allowances	6,526	(76,307)
Net cash (used in) provided by operating activities	(1,120,168)	79,217
Cash flows from investing activities
Purchase of property and equipment	(122,177)	(43,262)
Deposit of restricted cash	(137,967)	-
Net cash used in investing activities	(260,144)	(43,262)
Cash flows from financing activities
Payment of long-term capital lease	(1,896)	-
Net cash used in financing activities	(1,896)	-
Change in cash	(1,382,208)	35,955

Cash at beginning of period	1,652,996	267,465
Cash at end of period	$270,788	$303,420

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$968	$-
Supplemental Disclosures of Non-cash Investing Activities:
Property and equipment purchased under capital lease	$36,388	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW
The Singing Machine Company, Inc., a Delaware corporation (the “Company”, “SMC”, “The Singing Machine”) and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”), SMC-Music, Inc.(“SMC-M”), and Singing Machine Holdings Ltd. (a B.V.I. company) are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, musical instruments and musical recordings. The products are sold directly to distributors and retail customers.

The preparation of The Singing Machine's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's condensed consolidated financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances.

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

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements for the three months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk
At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of June 30, 2013 and March 31, 2013, the Company had cash deposits of $120,303 and $1,007,894, respectively that exceeded the FDIC insurance limit. In addition, the Company deposited $137,967 in a restricted  certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (California warehouse’s landlord) as a security deposit required by the property lease. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at June 30, 2013 and March 31, 2013 were $38,453 and $256,035, respectively.

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

COMPUTATION OF EARNINGS PER SHARE
Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the conversion of stock options would have a dilutive effect. As of June 30, 2013 and 2012 total potential dilutive shares amounted to approximately 369,000 and 0 shares, respectively, however these shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2013 because their effect is anti-dilutive.

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

STOCK BASED COMPENSATION
The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2013 and 2012 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2013 and 2012 the stock option expense was $2,355, and $1,642, respectively.

ADVERTISING
Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 7% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2013 and 2012 was $145,507 and $155,814, respectively.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2013 and 2012, these amounts totaled $23,790 and $15,067, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company adopted FASB ASC 825, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, obligations to clients for returns and allowances, warranty provision, accrued expenses and net due to related parties approximates fair value due to the relatively short period to maturity for these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, FASB issued Accounting Standards Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized or portions of an unrecognized tax benefit be presented on the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless certain conditions exist. This amendment is to be applied prospectively for reporting periods beginning after December 15, 2013 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

NOTE 3- INCOME TAXES

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and based on management’s best estimate of its full year effective tax rate recognizes cumulative adjustments to its deferred tax assets and liabilities.  The Company’s effective tax rate for the fiscal year ending March 31, 2014 is estimated to be approximately 38%.  The effective tax rate for the full year ended March 31, 2013 was 41%.

As of June 30, 2013 and March 31, 2013, The Singing Machine had gross deferred tax assets of approximately $3.6 million and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $1.6 million. A valuation allowance was recorded against deferred tax assets because it is more likely than not that a portion of the tax benefits from the gross deferred tax assets will not be realized. For the three month period ended June 30, 2013, the Company recorded a loss before income tax benefit of approximately $866,000 which generated an additional current deferred tax asset and income tax benefit of approximately $326,000. Due to the seasonality of the business, the Company is expected to reverse this increase in deferred tax asset during the fiscal year ending March 31, 2014.

As of June 30, 2013 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2010 through March 31, 2013.

NOTE 4 – DUE FROM CRESTMARK BANK

In connection with the Company’s line of credit financing with Crestmark Bank (“Crestmark”) cash collected by Crestmark on pledged accounts receivable may exceed amounts borrowed on the line of credit from time to time (See Note 7 – LINE of CREDIT). As of June 30, 2013 and March 31, 2013 Crestmark owed the Company $120,196 and $0, respectively, which represented cash received by Crestmark on accounts receivable in excess of amounts borrowed against the line of credit.

NOTE 5- INVENTORIES

Inventories are comprised of the following components:

	June 30,	March 31,
	2013	2013
	(unaudited)
Finished Goods	$4,851,614	$4,626,407
Inventory in Transit	15,716	-
Inventory Reserve	(550,551)	(503,000)

Net Inventories	$4,316,779	$4,123,407

Inventory consigned to a distribution center was $353,201 at June 30, 2013 and March 31, 2013 and was fully reserved at June 30, 2013 and March 31, 2013.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2013	2013
		(unaudited)
Computer and office equipment	5 years	$282,921	$279,742
Furniture and fixtures	5-7 years	4,312	4,312
Leasehold improvements	*	-	5,500
Warehouse equipment	7 years	224,106	136,521
Molds and tooling	3-5 years	1,839,245	1,849,245
Molds and tooling under development	**	392,375	329,500
		2,742,959	2,604,820

Accumulated depreciation		(2,133,414)	(2,122,043)
		$609,545	$482,777

* Shorter of remaining term of lease or useful life

** As of June 30, 2013 and March 31, 2013 the Company had outstanding commitments for molds and tooling in process in the amounts of approximately $82,000 and $140,000, respectively.

Depreciation expense for the three months ended June 30, 2013 and June 30, 2012 was $27,318 and $32,775, respectively.

NOTE 7 – LINE OF CREDIT

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

Interest on the line of credit and discounting charges on accounts receivable advances is accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. During the three month periods ended June 30, 2013 and 2012, the Company incurred interest expense of $736 and $0, respectively on amounts borrowed against the line of credit. There is a 1% commission fee of the gross invoice amount on all domestic accounts receivable pledged. For the three months ended June 30, 2013 and 2012 the Company incurred commission fees on pledged receivables in the amount of $23,020 and $0, respectively. As of June 30, 2013 Crestmark owed the Company $120,196 which represented cash received by Crestmark on accounts receivable in excess of amounts borrowed against the line of credit. There were no amounts outstanding on the line of credit as of the year ended March 31, 2013. The credit facility is secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753.

NOTE 8 – LONG-TERM CAPITAL LEASE

On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $39,312. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of June 30, 2013 and March 31, 2013 the outstanding amount due to Wells Fargo was $34,492 and $0, respectively.

As of June 30, 2013 and March 31, 2013, the Company had obligations under the capital lease repayable as follows:

	June 30, 2013	March 31, 2013
Total minimum lease payments
Within one year	$12,984	$-
After one year but within 3 years	23,804	-
	36,788	-
Interest payments relating to future periods	(2,296)	-

Present Value of minimum lease payments	$34,492	$-

For the three month periods ended June 30 2013 and June 30, 2012 the amount of interest related to the capital lease was $268 and $0, respectively.

NOTE 9 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to “obligations to clients for returns and allowances” in current liabilities on the consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of June 30, 2013 and March 31, 2013 obligations to clients for returns and allowances reclassified from accounts receivable were $382,315 and $376,289 respectively. As of June 30, 2013 there were no customers requesting payment of their credit balance and as such there were no amounts reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
Management is currently not aware of any legal proceedings.

INCOME TAXES
In a letter dated July 21, 2008 the Internal Revenue Service (“IRS”) notified International SMC (HK) Limited “ISMC (HK)”, a former foreign subsidiary, of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125. ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”). The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters. On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. On June 30, 2011 the IRS filed an updated federal tax lien in the amount of approximately $293,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company. In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

•	IRS’s asserted position that the Company is not the taxpayer.
•	The 1120- F tax liability was recorded under the taxpayer identification number belonging to ISMC and not the Company’s taxpayer identification number
•	The IRS would be barred from recovery since it failed to assess or issue a notice of levy within the three year statute of limitations.

Based on the conclusion reached in the legal memorandum, management does not believe that the Company will have any further liability and has not accrued any liability in this matter.

LEASES
On March 8, 2013 the Company executed a new operating lease for approximately 86,000 square feet of warehouse space in Ontario, California which commenced on June 1, 2013. The lease will expire on August 31, 2020 (term of 87 months) and includes a provision for the abatement of the first three months base rent in the amount of $113,412 which will be amortized over the life of the lease. The Company is also committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida and Macau expiring at varying dates. Rent expense for the three months ended June 30, 2013 and 2012 was $155,231 and $197,147, respectively. Included in rent expense is the cost for the warehouse facilities in City of Industry, California for which the operating lease expired on April 30, 2013 and was not renewed.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2013 are as follows:

Property Leases
For period ending

2014	$459,668
2015	527,128
2016	546,301
2017	519,258
2018	490,721
2019 and beyond	1,135,922
$3,678,998

NOTE 11 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES
During the three months ended June 30, 2013 and 2012, the Company did not issue any shares of its common stock.

STOCK OPTIONS
On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2013, the Plan had expired and no shares were available to be issued. As of June 30, 2013 there were 1,247,380 options still outstanding under the Plan. This does not include an additional 60,000 options issued on March 31, 2013 to three directors as compensation that were not issued from the Plan.

There were no stock options issued during the three months ended June 30, 2013 and 2012.

NOTE 12 - GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three months ended June 30, 2012 were made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2013	2012
North America	$1,413,567	$1,712,445
Europe	-	50,260
	$1,413,567	$1,762,705

The geographic area of sales was based primarily on the location where the product is delivered.

NOTE 13 – DUE TO RELATED PARTIES, NET

As of June 30, 2013 and March 31, 2013 the Company had amounts due to related parties in the amounts of $4,069,991 and $4,615,937 respectively, consisting primarily of non-interest bearing trade payables due to Starlight affiliates. As of June 30, 2013 and March 31, 2013 the Company had amounts due from related parties in the amounts of $449,944 and $403,154 respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2013 and June 30, 2012 the Company sold $226,665 and $260,457 respectively to Starlight Electronics Company, Ltd at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Starlight Electronics for the three months ended June 30, 2013 and June 30, 2012 was 8.3% and 9.2%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the three months ended June 30, 2013 and June 30, 2012 the Company sold an additional $282,188 and $54,265, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products from Starlight Marketing Development, Ltd, (“SMD”) a subsidiary of Starlight International Holding Ltd. The purchases from SMD for the three month period ended June 30, 2013 and 2012 were $0 and $35,504 respectively. The Company purchased product services from Starlight R&D, Ltd, (“SLRD”) a subsidiary of Starlight International Holding Ltd. The purchases from SLRD for the three month period ended June 30, 2013 and 2012 were $42,105 and $0 respectively. The Company purchased products from Starfair Electronics Co., Ltd, (“SFE”) a subsidiary of Starlight International Holding Ltd. The purchases from SFE for the three month period ended June 30, 2013 and 2012 were $76,703 and $0 respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received approximately $83,000 and $0 in service fees from these affiliates for the three month period ended June 30, 2013 and 2012, respectively under this agreement. This agreement terminated on April 30, 2013 and an extension of this agreement is currently being negotiated. Due to the decrease in domestic sales for Starlight USA and Starlight Electronics USA the agreement will be modified to reflect the reduced services that the company is providing to these businesses.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc., Starlight USA, Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales.   The Company received $0 and $249,999 in service fees from these affiliates during the three months ended June 30, 2013 and June 30, 2012, respectively.

NOTE 15 – WARRANTY PROVISIONS

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended
	June 30,	June 30,
	2013	2012
Estimated return and allowance liabilities at beginning of period	$215,471	$219,760
Costs accrued for new estimated returns and allowances	48,741	59,932
Return and allowance obligations honored	(129,942)	(218,211)

Estimated return and allowance liabilities at end of period	$134,270	$61,481

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

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Costco, Kohl's, Target, Toys R Us, and Wal-Mart. Our business has historically been subject to significant seasonal fluctuations causing our revenues to vary from period to period and between the same periods in different fiscal years. Thus, it may be difficult for an investor to project our results of operations for any given future period. We are uncertain of how significantly our business will be harmed by a prolonged economic recession but, we anticipate that continued contraction of consumer spending will negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2013 and 2012.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended
	June 30, 2013	June 30, 2012

Net Sales	100.0%	100.0%

Cost of Goods Sold	78.7%	74.8%

Gross Profit	21.3%	25.2%

Operating Expenses
Selling expenses	19.9%	14.1%
General and administrative expenses	60.8%	36.5%
Depreciation and amortization	1.9%	1.9%

Total Operating Expenses	82.6%	52.5%

Loss from Operations	-61.3%	-27.3%

Other Income (Expenses)
Interest expense	-0.1%	0.0%

Loss Before Income Tax Benefit	-61.4%	-27.3%

Income Tax Benefit	23.1%	0.0%

Net Loss	-38.3%	-27.3%

QUARTER ENDED JUNE 30, 2013 COMPARED TO THE QUARTER ENDED JUNE 30, 2012

NET SALES

Net sales for the quarter ended June 30, 2013 decreased to $1,413,567 from $1,762,705, a decrease of $349,138 as compared to the same period ended June 30, 2012. This decrease was primarily due to decreased sales of approximately $681,000 to three major retail customers whose existing inventory was sufficient to meet expected spring and summer sales expectations. This sales decrease was offset by an increase in sales to a related party of approximately $194,000 and the remaining due to an increase in one-time sales of related party goods.

GROSS PROFIT

Our gross profit for the quarter ended June 30, 2013 decreased to $301,424 from $444,078 a decrease of $142,654 as compared to the same period in the prior year. This decrease was primarily due to the decreased sales to three major retail customers in the quarter as compared to the same quarter in the prior year which contributed to approximately $240,000 of the decrease and was offset by an increase in related party sales and one-time sales of related party goods which contributed approximately $97,000 to gross profit. As a percentage of revenues, our gross profit margin for the three months ended June 30, 2013 was 21.3% compared to 25.2% for the three months ended June 30, 2012. This 3.9 margin point decrease in gross profit margin points was primarily due to increase in one-time sales of related party goods and sales to a related party which yielded less than 15% gross profit margin, adversely affecting the overall gross margin percentage.

OPERATING EXPENSES

For the quarter ended June 30, 2013, total operating expenses increased to $1,167,863. This represents an increase in total operating expenses of $243,322 from the quarter ended June 30, 2012 which were $924,541. Selling expenses increased by $32,126 as there was an increase in marketing expenses of approximately $75,000 due to additional costs associated with the roll out of a new product line for the 2013 season. This increase was offset by a decrease of approximately $43,000 in variable selling expenses which were lower due to the decrease in sales volume. General and administrative expenses increased $216,653 to $859,771 for the three months ended June 30, 2013 compared to $643,118 for the same period ended June 30, 2012. Due to declining domestic sales by related parties, our warehouse and logistics services support to related parties decreased significantly during the period and as a result we were reimbursed approximately $167,000 less for these services compared to the same quarter in the prior year. The remaining variance in general and administrative expense is primarily due to increased commission related to the credit facility agreement with Crestmark Bank which was not in place during the quarter ended June 30, 2012.

LOSS FROM OPERATIONS

Loss from operations increased $385,976 this quarter to $866,439 for the three months ended June 30, 2013 compared to a loss from operations of $480,463 for the same period ended June 30, 2012. A decrease in gross profit margin contributed approximately $143,000 to the increased loss due to decreased sales and unfavorable mix of products sold as discussed in gross profit. An increase in selling, general and administration expenses contributed approximately $243,000 to the increased loss primarily due to approximately $101,000 in increased costs associated with the roll out of our new product line for the 2013 season as well as $167,000 less in related party reimbursement for logistics services provided as discussed in operating expenses. These expense increases were offset by a net decrease in variable expenses of approximately $25,000 due to decreased sales.

INCOME TAXES

The Company recorded an income tax benefit of approximately $326,000 due to the loss from operations during the three months ended June 30, 2013 which generated an additional current deferred tax asset of approximately $326,000 as of June 30, 2013. The income tax benefit was based on management’s best estimate of the Company’s full year effective tax rate of approximately 38%. Due to the seasonality of the business, the Company is expected to fully reverse this increase in deferred tax asset during the fiscal year ending March 31, 2014. For the three months ended June 30, 2012, the Company did not record a tax provision because it recorded current year-to-date losses for this period and its deferred tax asset was fully reserved.

NET LOSS

For the three months ended June 30, 2013 net loss increased to $541,066 compared to a net loss of $480,463 for the same period a year ago. The increase in net loss was primarily due to the same reasons discussed in loss from operations and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, Singing Machine had cash on hand of $408,755 of which $137,967 was restricted as collateral for a stand-by letter of credit as compared to cash on hand of $1,652,996 with no restrictions as of March 31, 2013. We had working capital of $2,756,638 as of June 30, 2013.

Net cash used in operating activities was $1,120,168 for the three months ended June 30, 2013, as compared to $79,217 provided by operating activities the same period a year ago. During the three month period ending June 30, 2013 there was a net loss of approximately $541,000 due primarily to lower gross profit margin on the mix of products sold, increased selling and administrative expenses associated with the planned launch of a new product line and a decrease in the amount of warehouse expense reimbursements from related parties. The Company also reduced its net due to related parties by approximately $593,000 during the three month period ended June 30, 2013.

Net cash provided by operating activities was $79,217 for the three months ended June 30, 2012. During the three months ended June 30, 2012 there was a net loss of approximately $480,000 which was off set by a decrease in inventory of approximately $461,000 due to increased sales to two major retailers without having to restock inventory during the that period. There was in an increase of approximately $63,000 in the net amount due to related parties as well as an increase in accrued expenses of approximately $39,000 during the three months ended June 30, 2012 that contributed to cash provided by operations.

Net cash used by investing activities for the three months ended June 30, 2013 was $260,144 as compared to $43,262 used by investing activities for the same period ended a year ago. This increase in investment activity was due to additional investment of tooling and molds for new products as well as forklift trucks, furniture and warehouse racking for the new California warehouse facility totaling approximately $122,000 during the three month period ended June 30, 2013. In addition we deposited approximately $138,000 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (new California warehouse’s landlord) as a security deposit required by the property lease.

Net cash used in financing activities was $1,896 for the three months ended June 30, 2013, as compared to net cash provided by financing activities of $0 for the same period ended a year ago. On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $36,388. As of June 30, 2013 the outstanding amount due Wells Fargo was $34,492. During the three month period ended June 30, 2013, the Company made two lease payments totaling $1,896.

In addition to our current financing arrangements, the Starlight Group (“Group”) has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2014, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year. During the three months ended June 30, 2013, our related party debt decreased by approximately $593,000 primarily due to payment on current invoices for repaired goods as well as shipments made to related parties during the period. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

Our average monthly general and administrative expenses are approximately $275,000. We expect that we will require approximately $825,000 for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

⋅	Raising additional working capital;
⋅	Collecting our existing accounts receivable;
⋅	Selling existing inventory;
⋅	Vendor financing;
⋅	Borrowing from bank credit facility;
⋅	Extended payment terms from our majority shareholder;
⋅	Fees for fulfillment, delivery and returns services from related parties.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for equipment and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 90.0% and 87.9% of net sales in fiscal 2013 and 2012, respectively.

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

CRITICAL ACCOUNTING POLICIES

We prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include: accounts receivable allowance for doubtful accounts, reserves on inventory, deferred tax assets and our Macau income tax exemption.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized or portions of an unrecognized tax benefit be presented on the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless certain conditions exist. This amendment is to be applied prospectively for reporting periods beginning after December 15, 2013 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 19, 2013	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer