Form 10-Q
period 2013-09-30
SINGING MACHINE CO INC
filed 2013-11-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,070,642 as of November 14, 2013

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,008,880	$1,652,996
Restricted cash	137,967	-
Accounts receivable, net of allowances of $222,858 and $180,306, respectively	7,913,643	1,100,475
Due from related party - Starlight Consumer Electronics USA, Inc.	293,575	291,343
Due from related party - Starlight Electronics USA, Inc.	51,196	50,501
Due from related party - Starlight Electronics Co., Ltd.	807,529	-
Due from related party - Cosmo Communications Canada, Ltd	427,198	61,310
Inventories, net	9,471,472	4,123,407
Prepaid expenses and other current assets	187,584	84,441
Deferred tax asset, net	560,534	421,340
Total Current Assets	20,859,578	7,785,813

Property and equipment, net	610,887	482,777
Other non-current assets	17,630	159,956
Deferred tax asset, net non-current portion	1,198,119	1,198,119
Total Assets	$22,686,214	$9,626,665

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$7,373,726	$1,135,125
Line of credit	1,566,278	-
Due to related party - Starlight Marketing Development, Ltd.	1,107,678	1,107,678
Due to related party - Starfair Electronics Company, Ltd.	478,346	-
Due to related party - Starlight R&D, Ltd.	427,528	419,600
Due to related party - Cosmo Communications USA, Inc.	12,077	-
Due to related party - Starlight Consumer Electronics Co., Ltd.	4,871,396	585,125
Due to related parties - Other Starlight Group Companies	3,534	3,534
Accrued expenses	1,157,106	686,012
Current portion of long-term capital lease	11,809	-
Obligations to clients for returns and allowances	388,467	376,289
Warranty provisions	365,467	215,471
Total Current Liabilities	17,763,412	4,528,834

Long-term capital lease, net of current portion	19,811	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	816,753	816,753
Subordinated related party debt - Ram Light Management, Ltd.	1,683,247	1,683,247
Total Liabilities	20,283,223	7,028,834

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,070,642 and 38,028,975 shares issued and outstanding, respectively	380,706	380,289
Additional paid-in capital	19,177,051	19,155,193
Accumulated deficit	(17,154,766)	(16,937,651)
Total Shareholders' Equity	2,402,991	2,597,831
Total Liabilities and Shareholders' Equity	$22,686,214	$9,626,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net Sales	$10,834,570	$14,376,086	$12,248,137	$16,138,791

Cost of Goods Sold	8,431,835	10,905,307	9,543,978	12,223,934

Gross Profit	2,402,735	3,470,779	2,704,159	3,914,857

Operating Expenses
Selling expenses	902,066	1,250,642	1,182,840	1,499,290
General and administrative expenses	950,171	742,708	1,809,942	1,385,826
Depreciation	30,659	34,076	57,977	66,851
Total Operating Expenses	1,882,896	2,027,426	3,050,759	2,951,967

Income (Loss) from Operations	519,839	1,443,353	(346,600)	962,890

Other Expenses
Interest expense	(8,741)	(8,442)	(9,709)	(8,442)

Income (loss) before income tax
(provision) benefit	511,098	1,434,911	(356,309)	954,448

Income tax (provision) benefit	(187,147)	-	139,194	-

Net Income (Loss)	$323,951	$1,434,911	$(217,115)	$954,448

Income (Loss) per Common Share
Basic	$0.01	$0.04	$(0.01)	$0.03
Diluted	$0.01	$0.04	$(0.01)	$0.03

Weighted Average Common and Common Equivalent Shares:
Basic	38,060,569	37,960,794	38,044,772	37,960,794
Diluted	38,590,502	37,960,794	38,044,772	37,960,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net (Loss) Income	$(217,115)	$954,448
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	57,977	66,851
Change in inventory reserve	150,000	(167,000)
Change in allowance for bad debts	42,552	22,913
Loss from disposal of property and equipment	4,479	-
Stock based compensation	22,275	3,281
Warranty provisions	149,996	242,627
Change in net deferred tax assets	(139,194)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(6,855,720)	(4,024,112)
Inventories	(5,498,065)	(3,348,664)
Prepaid expenses and other current assets	(103,143)	6,078
Other non-current assets	142,326	(283)
Increase (Decrease) in:
Accounts payable	6,238,601	6,681,225
Net due to related parties	3,608,278	1,481,215
Accrued expenses	471,094	881,899
Obligations to clients for returns and allowances	12,178	(130,012)
Net cash (used in) provided by operating activities	(1,913,481)	2,670,466
Cash flows from investing activities
Purchase of property and equipment	(154,179)	(109,262)
Deposit of restricted cash	(137,967)	-
Net cash used in investing activities	(292,146)	(109,262)
Cash flows from financing activities
Net proceeds from line of credit	1,566,278	-
Payments on long-term capital lease	(4,767)	-
Net cash provided by financing activities	1,561,511	-
Change in cash	(644,116)	2,561,204

Cash at beginning of period	1,652,996	267,465
Cash at end of period	$1,008,880	$2,828,669

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,709	$8,442
Supplemental Disclosures of Non-cash Investing Activities:
Property and equipment purchased under capital lease	$36,388	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

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

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements for the three and six months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk
At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of September 30, 2013 and March 31, 2013, the Company had cash deposits of $0 and $1,007,894, respectively that exceeded the FDIC insurance limit. In addition, the Company deposited $137,967 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (California warehouse’s landlord) as a security deposit required by the property lease. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at September 30, 2013 and March 31, 2013 were $872,456 and $256,035, respectively.

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

COMPUTATION OF EARNINGS PER SHARE
Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the conversion of stock options would have a dilutive effect. As of September 30, 2013 and 2012 total potential dilutive shares amounted to approximately 530,000 and 0 shares, respectively. These shares were included in the computation of diluted earnings per share for the three months ended September 30, 2013; however, they were not included in the computation of diluted earnings per share for six months ended September 30, 2013 because their effect is anti-dilutive.

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

STOCK BASED COMPENSATION
The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and six months ended September 30, 2013 and 2012 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2013 and 2012 the stock option expense was $12,420 and $1,639, respectively. For the six months ended September 30, 2013 and 2012 the stock option expense was $14,776, and $3,281, respectively.

ADVERTISING
Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 7% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended September 30, 2013 and 2012 was $581,427 and $703,322, respectively. Advertising expense for the six months ended September 30, 2013 and 2012 was $726,934 and $859,136, respectively.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2013 and 2012, these amounts totaled $33,212 and $18,173, respectively. For the six months ended September 30, 2013 and 2012, these amounts totaled $57,002 and $33,240, respectively.

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

NOTE 3- INCOME TAXES
The Company analyzes its deferred tax assets and liabilities at the end of each interim period and based on management’s best estimate of its full year effective tax rate recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2014 is estimated to be approximately 39%. The effective tax rate for the fiscal year ended March 31, 2013 was 41%.

As of September 30, 2013 and March 31, 2013, The Singing Machine had gross deferred tax assets of approximately $3.4 million and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $1.6 million. A valuation allowance was recorded against deferred tax assets because it is more likely than not that a portion of the tax benefits from the gross deferred tax assets will not be realized. For the three month period ended September 30, 2013, the Company recorded income before income tax provision of approximately $511,000 which generated a decrease in current deferred tax assets and an income tax provision of approximately $187,000. For the six month period ended September 30, 2013, the Company recorded a loss before income tax benefit of approximately $356,000 which generated additional current deferred tax assets and an income tax benefit of approximately $139,000. Due to the seasonality of the business, the Company is expected to reverse this increase in deferred tax assets during the fiscal year ending March 31, 2014.

As of September 30, 2013 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2010 through March 31, 2013.

NOTE 4- INVENTORIES
Inventories are comprised of the following components:

	September 30,	March 31,
	2013	2013
	(unaudited)

Finished Goods	$6,994,604	$4,626,407
Inventory in Transit	3,129,868	-
Inventory Reserve	(653,000)	(503,000)

Inventories, net	$9,471,472	$4,123,407

Inventory consigned to a distribution center at September 30, 2013 and March 31, 2013 was $353,201 and was fully reserved at September 30, 2013 and March 31, 2013.

NOTE 5 - PROPERTY AND EQUIPMENT
A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2013	2013
		(unaudited)
Computer and office equipment	5 years	$282,921	$279,742
Furniture and fixtures	5-7 years	4,312	4,312
Leasehold improvements	*	-	5,500
Warehouse equipment	7 years	224,106	136,521
Molds and tooling	3-5 years	1,830,371	1,849,245
Molds and tooling under development	**	433,250	329,500
		2,774,960	2,604,820

Accumulated depreciation		(2,164,073)	(2,122,043)
Property and equipment, net		$610,887	$482,777

* Shorter of remaining term of lease or useful life

** As of September 30, 2013 and March 31, 2013 the Company had outstanding commitments for molds and tooling in process in the amounts of approximately $26,000 and $140,000, respectively.

Depreciation expense for the three months ended September 30, 2013 and September 30, 2012 was $30,659 and $34,076, respectively.
Depreciation expense for the six months ended September 30, 2013 and September 30, 2012 was $57,977 and $66,851, respectively.

NOTE 6 – LINE OF CREDIT
On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which allows the Company to receive an advance of up to 70% of qualified accounts receivable. The outstanding loan balance on the line of credit cannot exceed $5,000,000 during our peak selling season between August 2 and February 14 and cannot exceed $500,000 between February 15 and August 1 of each year that the agreement is in effect. The Company has agreed to pledge all of its domestic accounts receivable shipped from North America (except drop shipment and related party invoices) to Crestmark and will assume all of the credit risk on accounts receivable pledged to Crestmark.

Interest on the line of credit and discounting charges on accounts receivable advances is accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. For the three months ended September 30, 2013 and 2012 the amount of interest expense related to the line of credit was $8,061 and $0, respectively. For the six months ended September 30, 2013 and 2012 the amount of interest related to the line of credit was $8,796 and $0, respectively. The credit facility is secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. There is commission fee of 1% of the gross invoice for all domestic accounts receivable pledged. For the three months ended September 30, 2013 and 2012 the amount of commission expense related to the line of credit was $44,113 and $0, respectively. For the six months ended September 30, 2013 and 2012 the amount of commission expense related to the line of credit was $67,133 and $0, respectively. As of September 30, 2013 and March 31, 2013 the amounts due to Crestmark on the line were $1,566,278 and $0, respectively.

NOTE 7 – LONG-TERM CAPITAL LEASE
On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $39,312. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of September 30, 2013 and March 31, 2013 the outstanding amount due to Wells Fargo was $31,620 and $0, respectively.

As of September 30, 2013 and March 31, 2013, the Company had obligations under the capital lease repayable as follows:

	September 30, 2013	March 31, 2013

Total minimum lease payments
Within one year	$12,984	$-
After one year but within 3 years	20,557	-
	33,541	-
Interest payments relating to future periods	(1,921)	-

Present Value of minimum lease payments	$31,620	$-

For the three month periods ended September 30, 2013 and September 30, 2012 the amount of interest related to the capital lease were $375 and $0, respectively. For the six month periods ended September 30, 2013 and September 30, 2012 the amount of interest related to the capital lease were $643 and $0, respectively.

NOTE 8 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES
Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the condensed consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended September 30, 2013 and March 31, 2013, obligations to clients for returns and allowances reclassified from accounts receivable were $388,467 and $376,289, respectively. There were no clients requesting a credit amount refunds as of the period ended September 30, 2013 and March 31, 2013 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

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

INCOME TAXES
In a letter dated July 21, 2008 the Internal Revenue Service (“IRS”) notified the former foreign subsidiary of an unpaid tax balance on Income Tax Return of a Foreign Corporation (Form 1120-F) for the period ending March 31, 2003 for International SMC (HK) Limited (“ISMC (HK)”), a former subsidiary. According to the notice ISMC (HK) has an unpaid balance due in the amount of $241,639 that includes an interest assessment of $74,125. ISMC (HK) was sold in its entirety by the Company on September 25, 2006 to a British Virgin Islands company (“Purchaser”). The sale and purchase agreement with the Purchaser of ISMC (HK) specifies that the Purchaser would ultimately be responsible for any liabilities, including tax matters. On June 3, 2009 the IRS filed a federal tax lien in the amount of approximately $170,000 against ISMC (HK) under ISMC (HK)’s federal Tax ID. Management sought independent legal counsel to assess the potential liability, if any, on the Company. In a memorandum from independent counsel, the conclusion based on the facts presented was that the IRS would not prevail against the Company for collection of the ISMC (HK) income tax liability based on:

⋅	The IRS’s asserted position that the Company is not the taxpayer.
⋅	The 1120- F tax liability was recorded under the taxpayer identification number belonging to ISMC and not the Company’s taxpayer identification number
⋅	The IRS would be barred from recovery since it failed to assess or issue a notice of levy within the three year statute of limitations

Based on the conclusion reached in the legal memorandum, management does not believe that the Company will have any further liability with regards to this issue.

LEASES
The Company is committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau expiring at varying dates. Rent expense for the three months ended September 30, 2013 and 2012 was $148,424 and $180,462, respectively. Rent expense for the six months ended September 30, 2013 and 2012 was $303,655 and $377,609, respectively. In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Included in rent expense is the cost for the warehouse facilities in City of Industry, California for which the operating lease expired on April 30, 2013 and was not renewed.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2013 are as follows:

Property Leases
For period ending
2014	$532,753
2015	527,501
2016	551,913
2017	503,594
2018	499,871
2019 and beyond	1,004,854
$3,620,486

NOTE 10- SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES
On July 24, 2013 the Company issued 41,667 shares of its common stock to our Board of Directors at $0.18 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2014.

STOCK OPTIONS
On July 1, 2013 the Company granted 580,000 stock options that were issued to four key Company employees at an exercise price of $0.21 per share with a one year vesting period.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees and other contributing factors.

⋅     For the three and six months ended September 30, 2013: expected dividend yield 0%, risk-free interest rate of 0.15%, volatility 304.1% and expected term of three years.

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (the “Plan”), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2013, the Plan had expired and no shares were available to be issued. As of June 30, 2013 there were 1,247,380 options still outstanding under the Plan. This does not include an additional 60,000 options issued on March 31, 2013 to three directors as compensation or 580,000 options issued on July 1, 2013 issued to key employees that were not issued from the Plan.

NOTE 11 - GEOGRAPHICAL INFORMATION
The majority of sales to customers outside of the United States for the three and six months ended September 30, 2013 and 2012 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2013	2012	2013	2012

North America	$10,834,570	$14,033,910	$12,248,137	$15,746,355
Europe	-	342,176	-	392,436
	$10,834,570	$14,376,086	$12,248,137	$16,138,791

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 – DUE TO / FROM RELATED PARTIES, NET
As of September 30, 2013 and March 31, 2013 the Company had amounts due to related parties in the amounts of $9,400,559 and $4,615,937 respectively, consisting primarily of trade payables due to Starlight affiliates. As of September 30, 2013 and March 31, 2013 the Company had amounts due from related parties in the amounts of $1,579,498 and $403,154 respectively, consisting primarily of trade receivables due from Starlight affiliates. Starlight Electronics Company, Ltd (related-party company) charges interest on current year intercompany trade payables that are past due at a rate of 4.5% per annum. For the three and six months ended September 30, 2013 and September 30, 2012 the Company incurred interest expense in the amounts of $0 and $5,575 respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2013 and September 30, 2012 the Company sold approximately $1,189,000 and $906,000, respectively to Starlight Electronics Company, Ltd. During the six months ended September 30, 2013 and September 30, 2012 the Company sold approximately $1,416,000 and $1,166,000 respectively to Starlight Electronics Company, Ltd. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Starlight Electronics for the three months ended September 30, 2013 and September 30, 2012 was 8.6% and 13.7%, respectively. The average gross profit margin on sales to Starlight Electronics for the six months ended September 30, 2013 and September 30, 2012 was 8.5% and 12.4%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the three months ended September 30, 2013 and September 30, 2012 the Company sold an additional $498,000 and $271,000 respectively of product to Cosmo from our California warehouse facility. During the six months ended September 30, 2013 and September 30, 2012 the Company sold an additional $780,000 and $326,000 respectively of product to Cosmo from our California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products from Starlight Consumer Electronics USA, Inc. (“SCE”) a subsidiary of Starlight International Holding Ltd. The purchases from SCE for the three month period ended September 30, 2013 and 2012 were $7,748,415 and $4,960,073, respectively. The purchases from SCE for the six month period ended September 30, 2013 and 2012 were $9,701,934 and $4,960,073, respectively. The Company purchased product services from Starlight R&D, Ltd, (“SLRD”) a subsidiary of Starlight International Holding Ltd. The purchases from SLRD for the three month period ended September 30, 2013 and 2012 were $164,057 and $0 respectively. The purchases from SLRD for the six month period ended September 30, 2013 and 2012 were $206,162 and $0 respectively. The Company purchased products from Starfair Electronics Co., Ltd, (“SFE”) a subsidiary of Starlight International Holding Ltd. The purchases from SFE for the three month period ended September 30, 2013 and 2012 were $665,164 and $0 respectively. The purchases from SFE for the six month period ended September 30, 2013 and 2012 were $741,867 and $0 respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The agreement is estimated to generate approximately $370,000 in expense reimbursements during the term of the contract. The Company received $108,804 and $0 in service fees from these affiliates during the three months ended September 30, 2013 and September 30, 2012, respectively. The Company received $191,304 and $0 in service fees from these affiliates during the six months ended September 30, 2013 and September 30, 2012, respectively. This agreement terminates on March 31, 2014 at which time another annual agreement is expected to be signed for the same terms.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received $0 and $133,119 in service fees from these affiliates during the three and six months ended September 30, 2013 and September 30, 2012, respectively. This agreement terminated on March 31, 2013 and was replaced by a new agreement effective April 1, 2013.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc., Starlight USA, Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales. The Company received $0 and $249,999 in service fees from these affiliates during the six months ended September 30, 2013 and September 30, 2012, respectively.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Estimated return and allowance liabilities at beginning of period	$134,270	$61,481	$215,471	$219,760
Costs accrued for new estimated returns and allowances	326,763	478,132	375,504	538,064
Return and allowance obligations honored	(95,566)	(77,226)	(225,508)	(295,437)

Estimated return and allowance liabilities at end of period	$365,467	$462,387	$365,467	$462,387

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

Our karaoke machines and karaoke software are currently sold in such major retail outlets as Costco, Best Buy, Toys R Us, Target and Wal-Mart. Our business has historically been subject to significant seasonal fluctuations causing our revenues to vary from period to period and between the same periods in different fiscal years. Thus, it may be difficult for an investor to project our results of operations for any given future period. We are uncertain of how significantly our business will be harmed by a prolonged economic recession but, we anticipate that continued contraction of consumer spending will negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2013 and 2012.

The Singing Machine Company, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	77.8%	75.9%	77.9%	75.7%

Gross Profit	22.2%	24.1%	22.1%	24.3%

Operating Expenses
Selling expenses	8.3%	8.7%	9.7%	9.3%
General and administrative expenses	8.8%	5.2%	14.8%	8.6%
Depreciation	0.3%	0.2%	0.5%	0.4%

Total Operating Expenses	17.4%	14.1%	24.9%	18.3%

Income (Loss) from Operations	4.8%	10.0%	-2.8%	6.0%

Other Expenses
Interest expense	-0.1%	-0.1%	-0.1%	-0.1%

Income (loss) before income tax (provision) benefit	4.7%	9.9%	-2.9%	5.9%

Income tax (provision) benefit	-1.7%	0.0%	1.1%	0.0%

Net Income (Loss)	3.0%	9.9%	-1.8%	5.9%

QUARTER ENDED SEPTEMBER 30, 2013 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2012

NET  SALES
Net sales for the quarter ended September 30, 2013 decreased to $10,834,570 from $14,376,086, a decrease of $3,541,516 as compared to the same period ended September 30, 2012. This decrease in sales is primarily due to delayed product delivery during the second quarter ended September 30, 2013 from several vendors who experienced production delays due to related quality concerns, weather delays, plant inspection and subcontract issues. These late delivery issues have resulted in rescheduling of customer orders originally scheduled for shipment in August and September 2013 to October and November 2013.

GROSS PROFIT
Our gross profit for the quarter ended September 30, 2013 decreased to $2,402,735 from $3,470,779 a decrease of $1,068,044 as compared to the same period in the prior year. This decrease is primarily due to the decrease in revenue in the quarter as compared to the same quarter in the prior year as well as a decrease in gross profit margin due to sales mix of low margin yielding products and related party sales.

Gross profit margin for the three month period ended September 30, 2013 was 22.2% compared to 24.1% for the three month period ended September 30, 2012. Sales mix of products yielding less than 14% gross margin to external and related party companies were approximately 15% of gross sales for the quarter ended September 30, 2013 compared to approximately 8% of gross sales for the quarter ended September 30, 2012. The increased ratio of sales mix of low margin yielding sales for the quarter ended September 30, 2013 accounted for most of the decrease in gross profit margin. Gross margins are expected to improve going forward as vendor delivery delays on higher margin yielding goods have been resolved in October and November.

OPERATING EXPENSES
For the quarter ended September 30, 2013, total operating expenses decreased to $1,882,896. This represents a decrease of $144,530 from the same period’s quarter ended total operating expenses of $2,027,426. This decrease was primarily due a decrease of approximately $349,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers offset by an increase in general and administrative expenses of approximately $204,000.

Selling expenses decreased $348,576 for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. Due to the decrease in net sales for the quarter ended September 30, 2013, advertising co-op allowance for major retail customers decreased approximately $197,000 accounting for 56% of the decrease. Sales commissions decreased approximately $82,000 accounting for 24% of the decrease. The remaining variance was due to other variable selling expenses which decreased commensurate with the reduced net sales.

General and administrative expenses increased $207,463 for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. Stock option compensation increased by approximately $32,000 due to the issuance of 580,000 stock options to key employees during the second quarter ended September 30, 2013. There was approximately $60,000 of additional stock compensation expense accrued for financial consulting services provided by a third party investment banking firm. There was an increase in finance commission fees of approximately $39,000 associated with the company’s credit facility. There was an increase of approximately $23,000 sample expenses associated with roll out of the new Home product. The company received approximately $25,000 less in related party warehouse expense reimbursements due to decreased volume from Starlight Group companies. The remaining variance was due to various other general and administrative expense increases.

INCOME FROM OPERATIONS
Income from operations decreased $923,514 this quarter, to $519,839 for the three months ended September 30, 2013 compared to income from operations of $1,443,353 for the same period ended September 30, 2012. The decrease in sales and gross profit margin as explained above for the three months ended September 30, 2013 compared to the same period ended September 30, 2012 accounted for most of the variance.

OTHER EXPENSES
Our other expenses (interest expense) increased to $8,741 from $8,442 for the same period a year ago primarily due to the increased borrowing activity related to the company’s financing facility.

INCOME TAXES
For the three months ended September 30, 2013 the Company recognized an income tax provision of approximately $187,000 due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 39%.  For the three months ended September 30, 2012, the Company did not record a tax provision because its deferred tax asset was fully reserved.

NET INCOME
For the three months ended September 30, 2013 net income decreased to $323,951 compared to net income of $1,434,911 for the same period a year ago. The decrease in net income was the same as explained in income from operations.

SIX MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2012

NET SALES
Net sales for the six months ended September 30, 2013 decreased to $12,248,137 from $16,138,791, a decrease of $3,890,654 as compared to the same period ended September 30, 2012. This decrease in sales is primarily due to delayed product delivery during the second quarter ended September 30, 2013 from several vendors who experienced production delays due to related quality concerns, weather delays, plant inspection and subcontract issues. These late delivery issues have resulted in rescheduling of customer orders originally scheduled for shipment in August and September 2013 to October and November 2013.

GROSS PROFIT
Our gross profit for the six months ended September 30, 2013 decreased to $2,704,159 from $3,914,857, a decrease of $1,210,698 as compared to the same period in the prior year. This decrease is primarily due to the decrease in revenue in the second quarter as compared to the second quarter in the prior year as well as a decrease in gross profit margin due to sales mix of low margin yielding products and related party sales.

Gross profit margin for the six month period ended September 30, 2013 was 22.1% compared to 24.3% for the six month period ended September 30, 2012. Sales mix of products yielding less than 14% gross margin to external and related party companies were approximately 19.5% of gross sales for the six months ended September 30, 2013 compared to approximately 9.2% of gross sales for the six months ended September 30, 2012. The increased ratio of sales mix of low margin yielding sales for the six months ended September 30, 2013 accounted for most of the decrease in gross profit margin. Gross margins are expected to improve going forward as vendor delivery delays on higher margin yielding goods have been resolved in October and November.

OPERATING EXPENSES
For the six months ended September 30, 2013, total operating expenses increased to $3,050,759 from $2,951,967 for the six months ended September 30, 2012, an increase of $98,792. This increase was primarily due a decrease of approximately $316,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers offset by an increase general and administrative of approximately $424,000 and a decrease in depreciation expense of approximately $9,000.

Selling expenses decreased $316,450 for the six months ended September 30, 2013 compared to the six months ended September 30, 2012. Due to the decrease in net sales for the six months ended September 30, 2013, advertising co-op allowance for major retail customers decreased approximately $283,000 accounting for 90% of the decrease. Sales commissions and freight decreased approximately $198,000 but these decreases were offset by an increase in marketing expenses of approximately $151,000 associated with the rollout of the new Home product. The remaining variance was due to other variable selling expenses which decreased commensurate with the reduced net sales.

General and administrative expenses increased $424,116 for the six months ended September 30, 2013 compared to same period ended September 30, 2012. Stock option compensation increased by approximately $32,000 due to the issuance of 580,000 stock options to key employees during the second quarter ended September 30, 2013. There was approximately $60,000 of additional stock compensation expense accrued for financial consulting services provided by a third party investment banking firm. There was an increase in finance commission fees of approximately $62,000 associated with the company’s credit facility. There was an increase of approximately $22,000 sample expenses associated with roll out of the new Home product. The company received approximately $197,000 less in related party warehouse expense reimbursements due to decreased volume from Starlight Group companies. The remaining variance was due to various other general and administrative expense increases.

(LOSS) INCOME FROM OPERATIONS
Loss from operations increased $1,309,490 to loss from operations of $346,600 for the six months ended September 30, 2013 compared to income from operations of $962,890 for the same period ended September 30, 2012. The decrease in sales and gross profit margin as explained above for the six months ended September 30, 2013 compared to the same period ended September 30, 2012 accounted for most of the variance.

OTHER EXPENSES
Our other expenses (interest expense) increased to $9,709 from to $8,442 for the same period a year ago primarily due to the increased borrowing activity related to the company’s financing facility.

INCOME TAXES
For the six months ended September 30, 2013 the Company recognized an income tax benefit of approximately $139,000 due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 39%. For the six months ended September 30, 2012, the Company did not record a tax provision because its deferred tax asset was fully reserved.

NET INCOME
We recognized a net loss of $217,115 for the six months ended September 30, 2013 compared to a net income of $954,448 for the same period a year ago. The decrease in net income was the same as explained in (loss) income from operations.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2013, Singing Machine had cash on hand of $1,146,847 of which $137,967 was restricted as collateral for a stand-by letter of credit as compared to cash on hand of $1,652,996 with no restrictions as of March 31, 2013. We had working capital of $3,096,166 as of September 30, 2013.

Net cash used in operating activities was $1,913,481 for the six months ended September 30, 2013, as compared to $2,670,466 provided by operating activities during the same period a year ago. During the six month period ending September 30, 2013 the company experienced product shipment delays from vendors resulting in an increase in inventory (especially in-transit) of approximately $5,498,000. Accounts receivable also increased by approximately $6,856,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2013. These uses of cash were offset by an increase of accounts payable (primarily inventory vendors) of approximately $6,239,000, increase in related party debt (primarily for goods manufactured by related parties) of approximately $3,608,000 and increases in accrued expenses of approximately $471,000 commensurate with the increase in seasonal sales. These changes accounted for 94% of the cash used in operations with the remaining 6% due to seasonal changes in other operating assets and liabilities.

Net cash provided by operating activities was $2,670,466 for the six months ended September 30, 2012. During the six months ended September 30, 2012 there was a net income of approximately $954,000. During the six months ended September 30, 2012 the company did not experience significant delivery delays from product vendors and due to earlier shipments to customers accounts receivable increased approximately $4,024,000 and inventory increased approximately $3,349,000. These uses of cash were offset by increases in accounts payable of approximately $6,681,000 (primarily inventory vendors), an increase in related party debt of approximately $1,481,000 and an increase of approximately $882,000 in accrued expenses. These changes accounted for 98% of the cash provided by operations with the remaining 2% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the six months ended September 30, 2013 was $292,146 as compared to $109,262 used by investing activities for the same period ended a year ago. This increase in investment activity was due to additional investment of tooling and molds for new products as well as forklift trucks, furniture and warehouse racking for the new California warehouse facility totaling approximately $154,000 during the six month period ended September 30, 2013. In addition we deposited approximately $138,000 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (new California warehouse’s landlord) as a security deposit required by the property lease. Net cash used of $109,262 during the six months ended September 30, 2012 was primarily due to additional investment of tooling and molds for new products.

Net cash provided by financing activities was $1,561,511 for the six months ended September 30, 2013, as compared to net cash provided by financing activities of $0 for the same period ended a year ago. The company borrowed approximately $1,566,000 against the Crestmark Bank credit facility during the six months ended September 30, 2013. On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $39,312. As of September 30, 2013 the outstanding amount due Wells Fargo was $31,620. During the six month period ending September 30, 2013, the Company made five lease payments totaling $4,767.

In addition to our current financing arrangements, the Starlight Group (“Group”) has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2014, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year. During the six months ended September 30, 2013, our related party debt increased by approximately $3,608,000 primarily due to amounts owed for product shipped to the company during the period. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

Our average monthly general and administrative expenses are approximately $300,000. We expect that we will require approximately $900,000 for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Raising additional working capital;
•	Collecting our existing accounts receivable;
•	Selling existing inventory;
•	Vendor financing;
•	Borrowing from bank credit facility;
•	Extended payment terms from our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related parties.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 14, 2013	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

