Form 10-Q
period 2013-12-31
SINGING MACHINE CO INC
filed 2014-02-14
CIK 923601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,070,642 as of February 14, 2014

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – December 31, 2013 (Unaudited) and March 31, 2013	3

	Condensed Consolidated Statements of Operations – Three months and nine months ended December 31, 2013 and 2012(Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine months ended December 31, 2013 and 2012 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements - December 31, 2013 (Unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		18

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$2,356,028	$1,652,996
Restricted cash	137,967	-
Accounts receivable, net of allowances of $296,732 and $180,306, respectively	6,069,648	1,100,475
Due from Crestmark Bank	212,505	-
Due from related party - Starlight Consumer Electronics USA, Inc.	284,182	291,343
Due from related party - Starlight Electronics USA, Inc.	51,196	50,501
Due from related party - Cosmo Communications Canada, Ltd	235,439	61,310
Inventories, net	5,723,801	4,123,407
Prepaid expenses and other current assets	86,318	84,441
Deferred tax asset, net	294,427	421,340
Total Current Assets	15,451,511	7,785,813

Property and equipment, net	609,381	482,777
Other non-current assets	17,630	159,956
Deferred tax asset, net non-current portion	836,948	1,198,119
Total Assets	$16,915,470	$9,626,665

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$4,214,078	$1,135,125
Due to related party - Starlight Marketing Development, Ltd.	1,111,212	1,107,678
Subordinated related party debt - Starlight Marketing Development, Ltd.	816,753
Due to related party - Starfair Electronics Company, Ltd.	166,228	-
Subordinated related party debt - Ram Light Management, Ltd.	1,683,247	-
Due to related party - Starlight R&D, Ltd.	238,429	419,600
Due to related party - Starlight Consumer Electronics Co., Ltd.	2,927,285	585,125
Due to related parties - Other Starlight Group Companies	13,260	3,534
Accrued expenses	1,310,234	686,012
Current portion of capital lease	11,942	-
Obligations to clients for returns and allowances	355,717	376,289
Warranty provisions	773,966	215,471
Total Current Liabilities	13,622,351	4,528,834

Long-term capital lease, net of current portion	16,776	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	-	816,753
Subordinated related party debt - Ram Light Management, Ltd.	-	1,683,247
Total Liabilities	13,639,127	7,028,834

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,070,642 and 38,028,975 shares issued and outstanding, respectively	380,706	380,289
Additional paid-in capital	19,229,729	19,155,193
Accumulated deficit	(16,334,092)	(16,937,651)
Total Shareholders' Equity	3,276,343	2,597,831
Total Liabilities and Shareholders' Equity	$16,915,470	$9,626,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net Sales	$16,814,794	$16,617,000	$29,062,931	$32,755,791

Cost of Goods Sold	12,707,912	12,594,626	22,251,890	24,818,560

Gross Profit	4,106,882	4,022,374	6,811,041	7,937,231

Operating Expenses
Selling expenses	1,218,688	1,445,728	2,401,528	2,945,018
General and administrative expenses	1,344,634	1,123,998	3,154,577	2,509,824
Depreciation	54,506	24,145	112,483	90,996
Total Operating Expenses	2,617,828	2,593,871	5,668,588	5,545,838

Income from Operations	1,489,054	1,428,503	1,142,453	2,391,393

Other Expenses
Interest expense	(41,102)	(31,433)	(50,810)	(39,875)

Income before provision for income taxes	1,447,952	1,397,070	1,091,643	2,351,518

Provision for income taxes	(627,278)	-	(488,084)	-

Net Income	$820,674	$1,397,070	$603,559	$2,351,518

Income per Common Share
Basic	$0.02	$0.04	$0.02	$0.06
Diluted	$0.02	$0.04	$0.02	$0.06

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,070,642	37,960,794	38,053,458	37,960,794
Diluted	38,650,355	38,286,865	38,633,171	38,286,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities
Net Income	$603,559	$2,351,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,483	90,996
Change in inventory reserve	25,000	(110,000)
Change in allowance for bad debts	116,426	84,067
Loss from disposal of property and equipment	4,479	-
Stock based compensation	74,953	4,921
Warranty provisions	558,495	650,106
Change in net deferred tax assets	488,084	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(5,085,599)	(4,518,889)
Due from Crestmark Bank	(212,505)	(477,577)
Inventories	(1,625,394)	(676,495)
Prepaid expenses and other current assets	(1,877)	803
Other non-current assets	142,326	(282)
Increase (Decrease) in:
Accounts payable	3,078,953	2,214,862
Net due to related parties	2,172,814	2,264,154
Accrued expenses	624,222	1,678,542
Obligations to clients for returns and allowances	(20,572)	(128,069)
Net cash provided by operating activities	1,055,847	3,428,657
Cash flows from investing activities
Purchase of property and equipment	(207,178)	(148,262)
Deposit of restricted cash	(137,967)	-
Net cash used in investing activities	(345,145)	(148,262)
Cash flows from financing activities
Payments on long-term capital lease	(7,670)	-
Net cash used in financing activities	(7,670)	-
Change in cash	703,032	3,280,395

Cash at beginning of period	1,652,996	267,465
Cash at end of period	$2,356,028	$3,547,860

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50,810	$39,875
Supplemental Disclosures of Non-cash Investing Activities:
Property and equipment purchased under capital lease	$36,388	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2013

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

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements for the three and nine months ended December 31, 2013 and 2012 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk
At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000.  As of December 31, 2013 and March 31, 2013, the Company had cash deposits of $422,851 and $1,007,894, respectively that exceeded the FDIC insurance limit. In addition, the Company deposited $137,967 in a restricted  certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (California warehouse’s landlord) as a security deposit required by the property lease. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at December 31, 2013 and March 31, 2013 were $1,682,077 and $256,035, respectively.

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

COMPUTATION OF EARNINGS PER SHARE
Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period.  Diluted net income per share is presented as the conversion of stock options would have a dilutive effect.  As of December 31, 2013 and 2012 total potential dilutive shares amounted to approximately 580,000 and 326,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and nine months ended December 31, 2013 and 2012.

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

STOCK BASED COMPENSATION
The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation Awards Classified as Equity”.  ASC 718 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options.  Employee stock option compensation expense for the three and nine months ended December 31, 2013 and 2012 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2013 and 2012 the stock option expense was $52,678 and $1,640, respectively.  For the nine months ended December 31, 2013 and 2012 the stock option expense was $67,454, and $4,921, respectively.

ADVERTISING
Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 7% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended December 31, 2013 and 2012 was $656,963 and $806,920, respectively.  Advertising expense for the nine months ended December 31, 2013 and 2012 was $1,383,897 and $1,666,056, respectively.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.  For the three months ended December 31, 2013 and 2012, these amounts totaled $110,949 and $38,000, respectively.  For the nine months ended December 31, 2013 and 2012, these amounts totaled $167,951 and $71,240, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, FASB issued Accounting Standards Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 requires that an unrecognized or portions of an unrecognized tax benefit be presented on the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless certain conditions exist.  This amendment was adopted by the company as of December 31, 2013 and the adoption of this standard is did not have any impact on the Company’s financial statements.

NOTE 3- INCOME TAXES
The Company analyzes its deferred tax assets and liabilities at the end of each interim period and based on management’s best estimate of its full year effective tax rate recognizes cumulative adjustments to its deferred tax assets and liabilities.  The Company’s effective tax rate for the fiscal year ending March 31, 2014 is estimated to be approximately 45%.  The effective tax rate for the fiscal year ended March 31, 2013 was 41%.  The increase in the tax rate was primarily due to a decrease in deemed dividends from the company’s Macau subsidiary as well as changes in timing differences in book versus tax deductions.

As of December 31, 2013 and March 31, 2013, The Singing Machine had gross deferred tax assets of approximately $2.8 million and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $1.6 million.  A valuation allowance was recorded against deferred tax assets because it is more likely than not that a portion of the tax benefits from the gross deferred tax assets will not be realized.  For the three month period ended December 31, 2013, the Company recorded income before provision for income taxes of approximately $1,448,000 which generated a decrease in current deferred tax assets and an income tax provision of approximately $627,000. For the nine month period ended December 31, 2013, the Company recorded income before provision for income taxes of approximately $1,092,000 which generated a decrease in current deferred tax assets and an income tax provision of approximately $488,000.

As of December 31, 2013 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2011 through March 31, 2013.

NOTE 4 – DUE FROM CRESTMARK BANK
In connection with the Company’s line of credit financing with Crestmark Bank (“Crestmark”) cash collected by Crestmark on pledged  accounts receivable may exceed amounts borrowed on the line of credit from time to time (See Note 7 – LINE of CREDIT).   As of December 31, 2013 and March 31, 2013, Crestmark owed the Company $212,505 and $0, respectively which represented cash received by Crestmark on accounts receivable in excess of amounts borrowed against the line of credit.

NOTE 5- INVENTORIES
Inventories are comprised of the following components:

	December 31	March 31,
	2013	2013
	(unaudited)

Finished Goods	$6,144,329	$4,626,407
Inventory in Transit	107,472	-
Inventory Reserve	(528,000)	(503,000)

Inventories, net	$5,723,801	$4,123,407

Inventory consigned to a distribution center at December 31, 2013 and March 31, 2013 was $353,201 and was fully reserved at December 31, 2013 and March 31, 2013.

NOTE 6 - PROPERTY AND EQUIPMENT
A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2013	2013
		(unaudited)

Computer and office equipment	5 years	$282,921	$279,742
Furniture and fixtures	7 years	4,312	4,312
Leasehold improvements	*	-	5,500
Warehouse equipment	7 years	224,106	136,521
Molds and tooling	3-5 years	2,316,620	1,849,245
Molds and tooling under development	**	-	329,500
		2,827,959	2,604,820

Accumulated depreciation		(2,218,578)	(2,122,043)
Property and equipment, net		$609,381	$482,777

* Shorter of remaining term of lease or useful life

** As of December 31, 2013 and March 31, 2013 the Company had outstanding commitments for molds and tooling in process in the amounts of approximately $0 and $140,000, respectively.

Depreciation expense for the three months ended December 31, 2013 and December 31, 2012 was $54,506 and $24,145, respectively.
Depreciation expense for the nine months ended December 31, 2013 and December 31, 2012 was $112,483 and $90,996, respectively.

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

Interest on the line of credit and discounting charges on accounts receivable advances is accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. For the three months ended December 31, 2013 and 2012 the amount of interest expense related to the line of credit was $34,735 and $23,200, respectively.  For the nine months ended December 31, 2013 and 2012 the amount of interest related to the line of credit was $43,531 and $23,200, respectively.  The credit facility is secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. There is a commission fee of 1% of the gross invoice for all domestic accounts receivable pledged.  For the three months ended December 31, 2013 and 2012 the amount of commission expense related to the line of credit was $104,458 and $110,330 respectively.  For the nine months ended December 31, 2013 and 2012 the amount of commission expense related to the line of credit was $171,591 and $110,330, respectively.  There were no amounts outstanding on the line of credit as of December 31, 2013 and March 31, 2013.

NOTE 8 – LONG-TERM CAPITAL LEASE
On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles with a total purchase price of $39,312 of which $36,388 was financed under a capital lease.  The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013.  The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar.  As of December 31, 2013 and March 31, 2013 the outstanding amount due to Wells Fargo was $28,718 and $0, respectively.

As of December 31, 2013 and March 31, 2013, the Company had obligations under the capital lease repayable as follows:

	December 31, 2013	March 31, 2013

Total minimum lease payments
Within one year	$12,984	$-
After one year but within 3 years	17,312	-
	30,296	-
Interest payments relating to future periods	(1,578)	-

Present Value of minimum lease payments	$28,718	$-

For the three month periods ended December 31, 2013 and December 31, 2012 the amount of interest related to the capital lease were $343 and $0, respectively.  For the nine month periods ended December 31, 2013 and December 31, 2012 the amount of interest related to the capital lease were $986 and $0, respectively.

NOTE 9 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES
Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable.  All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the condensed consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the condensed consolidated balance sheets.  When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable.  As of the periods ended December 31, 2013 and March 31, 2013, obligations to clients for returns and allowances reclassified from accounts receivable were $355,717 and $376,289, respectively.  There were no clients requesting  refunds as of the period ended December 31, 2013 and March 31, 2013 and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

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

LEASES
The Company is committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau expiring at varying dates.  Rent expense for the three months ended December 31, 2013 and 2012 was $154,212 and $170,375, respectively.  Rent expense for the nine months ended December 31, 2013 and 2012 was $457,867 and $547,984, respectively.    In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Included in rent expense is the cost for the warehouse facilities in City of Industry, California for which the operating lease expired on April 30, 2013 and was not renewed.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2013 are as follows:

Property Leases
For period ending
2014	$530,237
2015	530,715
2016	554,695
2017	487,672
2018	509,021
2019 and beyond	873,786
$3,486,126

NOTE 11- SHAREHOLDERS' EQUITY

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

•	For the three and nine months ended December 31, 2013: expected dividend yield 0%, risk-free interest rate of 0.15%, volatility 304.1% and expected term of three years.

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (the “Plan”), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2013, the Plan had expired and no shares were available to be issued.  As of December 31, 2013 there were 1,242,500 options still outstanding under the Plan. This does not include an additional 60,000 options issued on March 31, 2013 to three directors as compensation or 580,000 options issued on July 1, 2013 issued to key employees that were not issued from the Plan.

NOTE 12 - GEOGRAPHICAL INFORMATION
The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2013 and 2012 were made by the Macau Subsidiary.  Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2013	2012	2013	2012

North America	$16,814,794	$16,617,000	$29,062,931	$32,363,355
Europe	-	-	-	392,436
	$16,814,794	$16,617,000	$29,062,931	$32,755,791

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 – DUE TO / FROM RELATED PARTIES, NET
As of December 31, 2013 and March 31, 2013 the Company had amounts due to related parties in the amounts of $6,956,414 and $4,615,937, respectively consisting primarily of trade payables due to Starlight affiliates. As of December 31, 2013 and March 31, 2013 the Company had amounts due from related parties in the amounts of $570,817 and $403,154, respectively consisting primarily of trade receivables due from Starlight affiliates. Starlight Electronics Company, Ltd (related-party company) charges interest on current year intercompany trade payables that are past due at a rate of 4.5% per annum. For both the three and nine month periods ended December 31, 2013 and December 31, 2012 the Company incurred interest expense in the amounts of $0 and $5,575, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2013 and December 31, 2012 the Company sold approximately $357,000 and $647,000, respectively to Starlight Electronics Company, Ltd.  During the nine months ended December 31, 2013 and December 31, 2012 the Company sold approximately $1,773,000 and $1,813,000, respectively to Starlight Electronics Company, Ltd.  These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Starlight Electronics for the three months ended December 31, 2013 and December 31, 2012 was 15.1% and 12.4%, respectively.  The average gross profit margin on sales to Starlight Electronics for the nine months ended December 31, 2013 and December 31, 2012 was 14.8% and 12.6%, respectively.   The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the three months ended December 31, 2013 and December 31, 2012 the Company sold an additional $537,756 and $36,150, respectively of product to Cosmo from our California warehouse facility.   During the nine months ended December 31, 2013 and December 31, 2012 the Company sold an additional $1,317,941 and $361,824 respectively of product to Cosmo from our California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products from Starlight Consumer Electronics USA, Inc. (“SCE”) a subsidiary of Starlight International Holding Ltd. The purchases from SCE for the three month period ended December 31, 2013 and 2012 were $1,104,447 and $2,346,387, respectively. The purchases from SCE for the nine month period ended December 31, 2013 and 2012 were $8,920,712 and $7,306,460, respectively. The Company purchased product services from Starlight R&D, Ltd, (“SLRD”) a subsidiary of Starlight International Holding Ltd. The purchases from SLRD for the three month period ended December 31, 2013 and 2012 were $328,861 and $0, respectively. The purchases from SLRD for the nine month period ended December 31, 2013 and 2012 were $535,023 and $0, respectively.  The Company purchased products from Starfair Electronics Co., Ltd, (“SFE”) a subsidiary of Starlight International Holding Ltd. The purchases from SFE for the three month period ended December 31, 2013 and 2012 were $242,931 and $0, respectively.  The purchases from SFE for the nine month period ended December 31, 2013 and 2012 were $984,798 and $0, respectively.  These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA,  Cosmo USA and Starlight Electronic USA’s domestic sales.  For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement.  The Company received $72,939 and $0 in service fees from these affiliates during the three months ended December 31, 2013 and December 31, 2012, respectively. The Company received $264,243 and $0 in service fees from these affiliates during the nine months ended December 31, 2013 and December 31, 2012, respectively.   The agreement was expected to terminate on March 31, 2014 and to generate approximately $370,000 in expense reimbursements during the term of the contract.  However, due to the significant decrease in logistics support to these affiliates, both parties have agreed to terminate the agreement effective December 31, 2013 and no further logistics agreements are expected to be consummated with these affiliates in the future.  The company is actively seeking independent clients to perform similar logistics services for to replace the expense reimbursements received from the terminated contract.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA,  Cosmo USA and Starlight Electronic USA’s domestic sales.  For these services, Starlight USA, Cosmo USA and Starlight Electronics USA agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received $0 and $133,219 in service fees from these affiliates during the three months ended December 31, 2013 and December 31, 2012, respectively.  The Company received $0 and $266,238 in service fees from these affiliates during the nine months ended December 31, 2013 and December 31, 2012, respectively. This agreement terminated on March 31, 2013 and was replaced by a new agreement effective April 1, 2013.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight Consumer Electronics (USA), Inc., Starlight USA, Inc. and Cosmo USA to provide logistics, fulfillment, and warehousing services for these affiliates’ domestic sales.   The Company received $0 and $249,999 in service fees from these affiliates during the nine months ended December 31, 2013 and December 31, 2012, respectively.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Estimated return and allowance liabilities at beginning of period	$365,467	$462,387	$215,471	$219,760
Costs accrued for new estimated returns and allowances	536,131	559,551	911,635	1,097,615
Return and allowance obligations honored	(127,632)	(152,072)	(353,140)	(447,509)

Estimated return and allowance liabilities at end of period	$773,966	$869,866	$773,966	$869,866

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

Important factors to consider in evaluating such forward-looking statements include, but are not limited to: (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) the effects of adverse general economic conditions, both within the United States and globally, (v) vendor price increases and decreased margins due to competitive pricing during the economic downturn (vi) various competitive market factors that may prevent us from competing successfully in the marketplace and (vii) other factors described in the risk factors section of our Annual Report on Form 10-K, this Quarterly Report on 10-Q, or in our other filings made with the SEC.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months and nine months ended December 31, 2013 and 2012.

The Singing Machine Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	75.6%	75.8%	76.6%	75.8%

Gross Profit	24.4%	24.2%	23.4%	24.2%

Operating Expenses
Selling expenses	7.2%	8.7%	8.3%	9.0%
General and administrative expenses	8.1%	6.8%	10.8%	7.7%
Depreciation and amortization	0.3%	0.1%	0.4%	0.3%

Total Operating Expenses	15.6%	15.6%	19.5%	16.9%

Income from Operations	8.8%	8.6%	3.9%	7.3%

Other Expenses
Interest expense	-0.2%	-0.2%	-0.2%	-0.1%

Income before provision for income taxes	8.6%	8.4%	3.7%	7.2%

Provision for income taxes	-3.7%	0.0%	-1.7%	0.0%

Net Income	4.9%	8.4%	2.0%	7.2%

QUARTER ENDED DECEMBER 31, 2013 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2012

NET SALES
Net sales for the quarter ended December 31, 2013 increased to $16,814,794 from $16,617,000, an increase of $197,794 as compared to the same period ended December 31, 2012. Orders that were originally scheduled to ship in the previous quarter ended September 30, 2013 were rescheduled and shipped during the third quarter ended December 31, 2013 due to several vendors who experienced production delays due to related quality concerns, weather delays, plant inspection and subcontract issues in the prior quarter.  These rescheduled deliveries are the primary reason for the increase in net sales for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012.

GROSS PROFIT
Gross profit for the quarter ended December 31, 2013 increased to $4,106,882 from $4,022,374 an increase of $84,508 as compared to the same period in the prior year.  This increase is primarily due to the increase in net sales in the quarter as compared to the same quarter in the prior year.

Gross profit margin for the three month period ended December 31, 2013 was 24.4% compared to 24.2% for the three month period ended December 31, 2012. The mix of products sold during the quarter ended December 31, 2013 yielded approximately 0.2% more in gross profit as compared to the same quarter ended December 31, 2012 and accounted for the increase in gross profit margin for the comparable periods.

OPERATING EXPENSES
For the quarter ended December 31, 2013, total operating expenses increased to $2,617,828.  This represents an increase of $23,957 from the same period’s quarter ended total operating expenses of $2,593,871. This increase was primarily due a decrease of approximately $227,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers offset by an increase in general and administrative expenses of approximately $221,000 and an increase in depreciation expense of approximately $30,000.

Selling expenses decreased $227,040 for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012. There was a reduction in advertising allowance expense of approximately $385,000 which included a reduction to a major customer that did not execute a planned two-day promotion as agreed to in their co-op advertising program and the company accordingly reduced their advertising allowance by approximately $96,000. There were additional decreases in commissions and royalties of approximately $77,000 offset by an increase in marketing and promotion expenses of approximately $235,000 related to rollout of the new Home product which accounted for the remaining variance in selling expenses.

General and administrative expenses increased $220,636 for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012. There was approximately $41,000 of additional stock compensation expense accrued for financial consulting services provided by a third party investment banking firm. Stock option compensation increased by approximately $50,000 due to the issuance of 580,000 stock options to key employees during the second quarter ended September 30, 2013. There was an increase of approximately $72,000 in product development expenses associated with roll out of the new Home product.  The company received approximately $60,000 less in related party warehouse expense reimbursements due to decreased volume from Starlight Group companies.  The remaining $2,000 favorable variance was due to various other general and administrative expense variances.

Depreciation expense increased by approximately $30,000 during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 primarily due to the commencement of depreciation on the Home product fixed assets.

INCOME FROM OPERATIONS
Income from operations increased $60,551 this quarter, to $1,489,054 for the three months ended December 31, 2013 compared to income from operations of $1,428,503 for the same period ended December 31, 2012.  The increase in sales and gross profit combined with the decrease in operating expenses as explained above for the three months ended December 31, 2013 compared to the same period ended December 31, 2012 accounted for most of the variance.

OTHER EXPENSES
Other expenses (interest expense) increased to $41,102 from $31,433 for the same period a year ago primarily due to the increased borrowing activity related to the company’s financing facility.

INCOME TAXES
For the three months ended December 31, 2013 the Company recognized an income tax provision of approximately $627,000 due to  adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 45%.  For the three months ended December 31, 2012, the Company did not record a tax provision because its deferred tax asset was fully reserved.

NET INCOME
For the three months ended December 31, 2013 net income decreased to $820,674 compared to net income of $1,397,070 for the same period a year ago. The decrease in net income was the same as explained in income from operations.

NINE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2012

NET SALES
Net sales for the nine months ended December 31, 2013 decreased to $29,062,931 from $32,755,791, a decrease of $3,692,860 as compared to the same period ended December 31, 2012. This decrease in sales was partially due to the decrease in sales of approximately $2,000,000 to one major customer that was already carrying our assortment as a year-round program and therefore already had existing inventory and did not need to order as much product for their fall reset.  In addition there was a loss of approximately $900,000 of direct import sales with one major customer due to vendor plant inspection deficiencies.  Another major vendor opted to change their shipping terms from prepaid to collect which in turn decreased their selling price by approximately $450,000.  The remaining net sales decrease was primarily from canceled orders due to late shipments from Chinese vendors due to quality concerns and weather related issues.

GROSS PROFIT
Our gross profit for the nine months ended December 31, 2013 decreased to $6,811,041 from $7,937,231, a decrease of $1,126,190 as compared to the same period in the prior year.  The decrease in revenue as explained in Net Sales was the primary reason for the decrease of gross profit.

Gross profit margin for the nine month period ended December 31, 2013 was 23.4% compared to 24.2% for the nine month period ended December 31, 2012. The 0.8% decrease gross profit margin was adversely affected by a major vendor that changed their freight terms from prepaid to collect which contributed to approximately $450,000 or 0.3% in gross profit margin decrease.  The remaining decrease of  0.5% in gross profit margin was primarily due to an unfavorable mix of products sold during the quarter ended December 31, 2013 compared to the same quarter ended December 31, 2012.

OPERATING EXPENSES
For the nine months ended December 31, 2013, total operating expenses increased to $5,668,588 from $5,545,838 for the nine months ended December 31, 2012, an increase of $122,750. This increase was primarily due a decrease of approximately $543,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers offset by an increase general and administrative of approximately $645,000 and an increase in depreciation expense of approximately $21,000.

Selling expenses decreased $543,490 for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. Advertising allowance expenses decreased approximately $668,000 due to the decrease in net sales for the nine months ended December 31, 2013 and decreased co-op allowance due to the decrease in net sales and an allowance decrease to one major retail customer that did not execute a planned two-day promotion as agreed to in their co-op advertising program and the company accordingly reduced their advertising allowance. Freight and sales commission expenses decreased by approximately $248,000 due to the decrease in net sales and one major customer’s change of freight terms from prepaid to collect. These decreases were offset by an increase of approximately $386,000 in marketing expenses associated with the rollout of the Home product with the remaining variance due to other variable selling expenses.

General and administrative expenses increased $644,753 for the nine months ended December 31, 2013 compared to same period ended December 31, 2012. Stock option compensation increased by approximately $62,000 due to the issuance of 580,000 stock options to key employees in July, 2013.  There was approximately $101,000 of additional stock warrant expense accrued for financial consulting services provided by a third party investment banking firm. There was an increase in finance commission fees of approximately $57,000 associated with the company’s credit facility.  There was an increase of sample expenses and product development costs of approximately $43,000 and $97,000, respectively primarily associated with rollout of the new Home product.  The company received approximately $252,000 less in related party warehouse expense reimbursements due to decreased volume from Starlight Group companies.  The remaining variance was due to various other general and administrative expense increases.

Depreciation expense increased by approximately $21,000 during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 primarily due to the commencement of depreciation on the Home product fixed assets.

INCOME FROM OPERATIONS
Income from operations decreased $1,248,940 to $1,142,453 for the nine months ended December 31, 2013 compared to income from operations of $2,391,393 for the same period ended December 31, 2012.   This decrease is primarily due to the decrease in net sales and related gross profit as explained in Net Sales above.

OTHER EXPENSES
Our other expenses (interest expense) increased to $50,810 from $39,875 for the same period a year ago primarily due to the increased borrowing activity related to the company’s financing facility.

INCOME TAXES
For the nine months ended December 31, 2013 the Company recognized an income tax provision of approximately $488,000 due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 45%.  For the nine months ended December 31, 2012, the Company did not record a tax provision because its deferred tax asset was fully reserved.

NET INCOME
We recognized net income of $603,559 for the nine months ended December 31, 2013 compared to a net income of $2,351,518 for the same period a year ago. The decrease in net income was the same as explained in income from operations.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2013, Singing Machine had cash on hand of $2,493,995 of which $137,967 was restricted as collateral for a stand-by letter of credit as compared to cash on hand of $1,652,996 with no restrictions as of March 31, 2013. We had working capital of $1,829,160 as of December 31, 2013.

Net cash provided by operating activities was $1,055,847 for the nine months ended December 31, 2013, as compared to $3,428,657 provided by operating activities during the same period a year ago.  In addition to approximately $604,000 in net income from operations and approximately $1,380,000 of net changes to non-cash balance sheet items there was an increase of accounts payable (primarily inventory vendors) of approximately $3,079,000, increase in related party debt (primarily for goods manufactured by related parties) of approximately $2,173,000 and increases in accrued expenses of approximately $624,000 commensurate with the increase in seasonal sales. These increases provided by operations were offset by uses of operating cash from product shipment delays from vendors and a decrease in net sales resulting in an increase in inventory of approximately $1,625,000. Accounts receivable also increased by approximately $5,086,000 due primarily to seasonal increases in customer shipments during the second quarter ended December 31, 2013. These changes accounted for 92% of the cash used in operations with the remaining 8% due to seasonal changes in other operating assets and liabilities.

Net cash provided by operating activities was $3,428,657 for the nine months ended December 31, 2012. During the nine months ended December 31, 2012 there was a net income of approximately $2,352,000.  During the nine months ended December 31, 2012 accounts receivable increased by approximately $4,519,000 due to the increase in seasonal shipments and inventory increased approximately $676,000.  These uses of cash were offset by increases in accounts payable of approximately $2,215,000 (primarily inventory vendors), an increase in related party debt of approximately $2,264,000 and an increase of approximately $1,679,000 in accrued expenses.  These changes accounted for 97% of the cash provided by operations with the remaining 3% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the nine months ended December 31, 2013 was $345,145 as compared to $148,262 used by investing activities for the same period ended a year ago.  This increase in investment activity was due to additional investment of tooling and molds for new products as well as forklift trucks, furniture and warehouse racking for the new California warehouse facility totaling approximately $207,000 during the nine month period ended December 31, 2013.  In addition we deposited approximately $138,000 in a restricted  certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (new California warehouse’s landlord) as a security deposit required by the property lease. Net cash used of $148,262 during the nine months ended December 31, 2012 was primarily due to additional investment of tooling and molds for new products.

Net cash by financing activities was $7,670 for the nine months ended December 31, 2013, as compared to net cash provided by financing activities of $0 for the same period ended a year ago.    On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $39,312. As of December 31, 2013 the outstanding amount due Wells Fargo was $28,718.  During the nine month period ending December 31, 2013, the Company made eight lease payments totaling $7,670.

In addition to our current financing arrangements, the Starlight Group (“Group”) has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us.  We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2014, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year.  During the nine months ended December 31, 2013, our related party debt increased by approximately $2,173,000 primarily due to amounts owed for product shipped to the company during the period. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

Our average monthly general and administrative expenses are approximately $345,000. We expect that we will require approximately $1,035,000 for working capital during the next three-month period.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 14, 2014	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

