Form 10-K
period 2014-03-31
SINGING MACHINE CO INC
filed 2014-06-30
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

       (Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐       No ☑

As of September 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.24 was approximately $3,353,000 (based on 13,972,133 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 30, 2014 was 38,070,642

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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

koncepts International Limited (“koncepts”) is a major stockholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2014. koncepts is an indirect wholly-owned subsidiary of Starlight International Holdings Limited (“Starlight International”), a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Starlight International’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Starlight International, including Starlight Marketing Limited, Cosmo Communications Corporation, Starlite Consumer Electronics (USA), Inc., Starlight International Holdings Limited, and Treasure Green Holdings Limited, among others (Starlight International and its subsidiaries collectively referred to herein as the “Starlight Group”). On May 2, 2014 Starlight Industrial Holdings Limited transferred 940,476 shares of our common stock to Treasure Green Holdings Ltd., a wholly owned subsidiary of Starlight International. In total, the Starlight Group owns approximately 52% of our shares of stock outstanding.

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the development, manufacture, and world-wide marketing and distribution of home entertainment based consumer electronics. The Company will also seek new revenue opportunities through hardware-based music content delivery and the creation of a community based entertainment platform. We also intend to leverage our position as an affiliate of the Starlight Group to capitalize on synergies which exist therein and to exercise our knowledge of the electronics business to grow revenue. The Company intends to leverage our valuable customer base and strong relationships with our factories to achieve our organic growth initiatives.

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

Develop New Features For Karaoke Equipment. Hardware and software technology advancement in the karaoke market has been stagnant since early 2000. We believe that in order to revitalize the karaoke market, we need to incorporate new features and technologies that take advantage of our online karaoke music download store. We are currently developing new karaoke products which will host a number of unique features which we believe will diversify us from the rest of the industry. We are currently developing a new feature set for our karaoke machines that will introduce first-to-market karaoke machines that can stream high-definition karaoke videos directly to our Singing Machines. Through a partnership with Montreal based, boutique design firm, Pearl Studios, we are also working on future projects which involve new, proprietary features which should expand the horizon of home karaoke. We have been working with Pearl Studios and other technology partners with strong research and development skills to bring these new concepts and devices to life. We believe the development of new products will not only reinforce our leadership position in the karaoke market, but will lead to increased sales and other opportunities which will remake the Company into a purveyor of quality in-home entertainment instead of simply being a supplier of single sale electronic devices.

Focus On International Growth. We believe that we have the most karaoke product offerings of any of our competitors in the karaoke market. We will aggressively pursue international business outside of North America to capture a vastly untapped market for home karaoke. Through economies of scale and financed on a direct import basis, we believe this is one of the major areas in which we can substantially increase our revenues.

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

Expand Logistics Services To Third-Party Companies. We feel our expertise in logistics is a strength of the Company. We plan to seek new third-party customers that also distribute to mass-market retailers and handle their warehousing and logistics services with us in order to reduce our own overall logistics costs. We feel we can grow this additional service revenue with little additional investment or expenses.

PRODUCT LINES

We currently have three different product lines which consist in total of over 50 different models. The product lines consist of the following:

•	Karaoke Machines that incorporate such features as Wi-Fi streaming, Bluetooth™, CD plus graphics player, sound enhancement, echo, tape record/playback features, and multiple inputs and outputs for connection to compact disc players, built-in camera, and home theater systems. Our machines sell at retail prices ranging from $30 for basic units to $299 for semi-professional units which includes the new Singing Machine Home karaoke and Bluetooth speaker system.
•	Bluetooth Audio which we sell under the “Sound X” ™ brand. These include consumer Bluetooth audio products for outdoor and home use. The retail price range is from $29 to $99.
•	Musical Instruments which we sell under the “Sound X” ™ and “Sound X Kids” ™ brand. These include semi-professional digital drum sets and keyboards along with youth musical instruments targeted for children to “tween” age demographics. The retail price range is from $19 to $299.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold by the following retailers, among others: Costco, Target, Toys R’ Us, Best Buy, Wal-Mart.com and Amazon.com. Our sales strategy includes offering domestic sales as well as direct import sales made direct to the customer.

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

In fiscal 2014, approximately 30% of sales revenues were from direct sales and 70% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2014, 2013, and 2012, were approximately 74%, 66%, and 70%, respectively. In fiscal 2014, the top three major customers accounted for 26%, 17% and 11% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show which takes place each January in Las Vegas; the American Toy Fair which occurs each February in New York and the Hong Kong Electronics Show stages each October in Hong Kong.

We believe the Singing Machine brand is one of the most widely recognized karaoke brands in the United States and Europe. While we continue to heavily focus on our core karaoke business, we wish to expand our business into other product categories. Our strong product procurement team in Hong Kong and China combined with our experienced sales and service team in North America enables us to compete not only in the karaoke market but also in other markets, such as musical instruments, licensed toy products and other consumer electronics products.

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 8.8%, 9.9%, and 8.7% of our net sales in fiscal 2014, 2013, and 2012, respectively.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2014, approximately 70% of our sales were sales from our domestic warehouses ("Domestic Sales") and 30% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2015, we anticipate that 99% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2015. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2014, 2013, and 2012, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are Memorex, GPX, Vivitar, Ion, Karaoke USA and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Sybersound, Smule, Karaoke Anywhere, and Red Karaoke. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times. As far as the musical instrument market, our key competitors include Yamaha, ION, and others.

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

COPYRIGHTS AND LICENSES

We no longer attempt to license or produce our own karaoke song library. We offer karaoke music through our Singing Machine Karaoke Download Store, Community, and iPhone/iPad App through a partnership with Stingray Digital (“Stingray”). Stingray holds all licensing agreements directly with the music publishers and is responsible for all royalty payments. We share a revenue split with Stingray on all karaoke videos streamed or downloaded by our customers. Stingray Digital is the leading multi-platform music service provider in the world, with more than 100 million subscribers in 113 countries around the world. Geared towards individuals and businesses alike, the company’s commercial entities include leading digital music and video services Galaxie, Music Choice International, Concert TV and The KARAOKE Channel. The company also offers various business solutions, including sensory marketing solutions via its Stingray360 division and music licensing services through Stingray Music.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2014, we had inventory of $5.8 million (net of reserves totaling $638,000) compared to inventory of $4.1 million as of March 31, 2013 (net of reserves totaling $503,000).

Our financing of seasonal working capital during fiscal 2014 was from an Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank and vendor related-party extended accounts payable terms from our affiliate, Starlight International. The line of credit expires on October 12, 2014. We have been actively negotiating with several banks to obtain an asset based lending arrangement for a line of credit of up to $15,000,000 to replace the current financing arrangement. We anticipate Starlight International, will continue to provide extended payment terms to the Company through March 31, 2015.

During Fiscal 2015, we plan on financing our inventory purchases by borrowing on our line of credit, using credit lines that have been extended to us by the factories in China and extended accounts payable terms provided by our affiliate, Starlight International.

EMPLOYEES

As of June 30, 2014 we employed 26 people, of whom 25 are full-time employees. Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S. Our employees include 3 executive officers, 12 engaged in warehousing and administrative logistics/technical support and 11 in accounting, marketing, sales and administrative functions.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE ENTERED INTO AN AGREEMENT WITH OUR AFFILIATES, STARLITE CONSUMER ELECTRONICS (USA), INC., AND STARLIGHT ELECTRONICS USA, INC. TO MANAGE THEIR LOGISTICS AND FULFILLMENT SERVICES IN THE UNITED STATES. IF WE ARE UNABLE TO PERFORM UNDER THIS AGREEMENT, IT COULD NEGATIVELY IMPACT OUR REVENUES AND CASH FLOW.

On April 1, 2014 we entered into a services agreement to receive orders, warehouse, and ship all of the Starlight Group’s U.S. domestic goods. The value of this contract was approximately $180,000 per year. If we are unable to perform the duties under this contract or successfully renew it for fiscal year 2016, it could negatively impact our revenue and cash flow.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2014 and 2013 were approximately 74% and 66%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON OUR AFFILIATE COMPANIES TO MANUFACTURE AND PRODUCE OUR PEDESTAL KARAOKE MACHINES FOR FISCAL 2015, AND IF THE RELATIONSHIP WITH THEIR FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out an agreement with Starlight Consumer Electronics USA, Inc. (and affiliate company) in China to produce our pedestal karaoke machines for fiscal 2015. If the factory is unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2014 and 2013, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $2.8 million or 8.0% of our gross sales in fiscal 2014 and $3.4 million or 8.8% of our gross sales in fiscal 2013. The majority of the units returned are due to product defects. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. In the fiscal year ended March 31, 2014, we had no sales to customers in Europe because of increased price competition and unfavorable economic conditions. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $845,000 during fiscal 2014 and $1,467,000 during fiscal 2013. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2014 we had $5.8 million in inventory on hand. It is important that we sell this inventory during fiscal 2015, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 88.1%, 90.0%, and 87.7% of net sales in fiscal 2014, 2013, and 2012, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Memorex, Karaoke USA and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2014, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2015. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and DVD’s.

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

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS' RECEIPT OF INVENTORY.

We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facility in Ontario, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced and our results of operations adversely affected.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We are using six factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2015. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 30, 2014 we are not aware of any customers which are operating under the protection of bankruptcy laws. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTER IN CALIFORNIA COULD IMPACT OUR ABILITY TO DELIVER MERCHANDISE TO OUR CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

A significant amount of our merchandise is shipped to our customers from our warehouse located in Ontario, California. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could substantially decrease our revenues and profitability.

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

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2014, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations.

INCREASED RAW MATERIAL/PRODUCTION PRICING

The fluctuations in the price of oil has and will continue to affect the Company in connection with the sourcing and utilizing of petroleum based raw materials and services. The cost of trans-oceanic shipping, plastic and the like are driving up the price our suppliers charge us for finished goods. Also, there have been a series of labor related regulations instituted in China which impact wages and thus the cost of production which may result in our suppliers demanding higher prices for our finished goods. This issue is common to all companies in the same type of business and if the Company is not able to negotiate lower costs, or reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2005 through March 31, 2014, our common stock has traded between a high of $1.57 and a low of $0.02. During this period, we incurred a net loss of $0.6 million in Fiscal 2011, a net loss of $3.1 million in Fiscal 2010, a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2014, there were outstanding stock options to purchase an aggregate of 1,896,000 shares of common stock at exercise prices ranging from $0.03 to $0.93 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.21 per share. As of March 31, 2013, there were outstanding and immediately exercisable options to purchase an aggregate of 1,307,380 shares of common stock.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 30, 2014 there were 38,070,642 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of June 30, 2014, we had 38,070,642 shares of common stock issued and outstanding and an aggregate of 1,896,000 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 60,033,358 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR   COMMON STOCK MAY BE ADVERSELY AFFECTED.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or disclosure of our management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 4,000 square feet of office space. The lease expires on December 31, 2016. The annual rental expense for office facilities was $105,044 for the fiscal year ended March 31, 2014.

On March 8, 2013 we executed a new lease for approximately 86,000 square feet of warehouse space in Ontario, California which commenced on June 1, 2013. The lease will expire on August 31, 2020 (term of 87 months) and includes a provision for the abatement of the first three months base rent in the amount of $113,412. The annual rental expense for warehouse facilities was approximately $495,000 for the fiscal year ended March 31, 2014 which included rent expense in the amount of approximately $242,000 for our previous 90,000 square foot warehouse facility in the City of Industry, CA whose lease expired on April 30, 2013. We negotiated a short lease extension of the former warehouse lease through July 31, 2013 until we were completely moved into our new facility in Ontario, CA.

We lease a 424 square foot office in Macau. The annual rent expense for this facility was $11,538 for the fiscal year ended March 31, 2014. On May 1, 2014 we renewed our office space lease in Macau for an additional two year term which ends April 30, 2016. The annul rent is fixed at $10,000 per year for the entire term of the lease.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable,

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM” since July 7, 2009. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2014 and Fiscal 2013.

FISCAL PERIOD	HIGH	LOW

Fiscal 2014:
First quarter (April 1 - June 30, 2013)	$0.25	$0.18
Second quarter (July 1 - September 30, 2013)	0.35	0.20
Third quarter (October 1 - December 31, 2013)	0.34	0.20
Fourth quarter (January 1 - March 31, 2014)	0.26	0.16

Fiscal 2013:
First quarter (April 1 - June 30, 2012)	$0.15	$0.06
Second quarter (July 1 - September 30, 2012)	0.16	0.07
Third quarter (October 1 - December 31, 2012)	0.15	0.08
Fourth quarter (January 1 - March 31, 2013)	0.25	0.08

As of June 30, 2014, based upon information received from our transfer agent, there were approximately 301 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2014:

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR FUTURE
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
ISSUANCE UNDER EQUITY	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))

Equity Compensation Plans approved by Security Holders	1,896,000	$.21	0

Equity Compensation Plans Not approved by Security Holders	0	$0	0

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2014, 2013, and 2012 and the balance sheet data at March 31, 2014 and 2013 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended March 31, 2011 and 2010 and the balance sheet data at March 31, 2012, 2011 and 2010 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

14

	2014	2013	2012	2011	2010
Statement of Operations:
Net sales	$31,379,629	$34,437,774	$25,943,832	$19,165,979	$21,277,370
Income (loss) before income taxes	$225,519	$1,521,476	$463,116	$(619,548)	$3,050,807
Income tax benefit	$778,797	$1,619,459	$-	$-	$-
Net income (loss)	$1,004,316	$3,140,935	$463,116	$(619,548)	$(3,050,807)
Balance Sheet:
Working capital	$1,350,377	$3,256,979	$(1,013,777)	$(1,545,556)	$(1,344,634)
Current ratio	117%	172%	84%	76%	78%
Property, plant and equipment, net	$561,225	$482,777	$296,222	$333,851	$736,966
Total assets	$11,730,662	$9,626,665	$5,733,339	$5,528,053	$5,689,478
Shareholders' equity (deficit)	$3,709,498	$2,597,831	$(557,881)	$(1,047,027)	$(447,571)
Per Share Data:
Income (loss) per common share - basic	$0.03	$0.08	$0.01	($0.02)	($0.01)
Income (loss) per common share - diluted	$0.03	$0.08	$0.01	($0.02)	($0.01)
Cash dividends paid	-	-	-	-	-

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

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2014 (“Fiscal 2014”) were to:

•	increase the revenues by expanding our product lines and customer base;
•	continue to drive down the operating costs as a percentage of net sales;
•	sustain profitability;
•	successfully launch the new “Home” product

We fell short of most of our revenue and operating cost objectives during the year primarily due to the 8.9% decrease in net sales. The decrease in net sales was primarily due to one of our China factories failing a vendor’s plant inspection, optimization of existing karaoke stock levels at one major retailer and missed opportunities due to late deliveries from other vendors. Gross profit margins decreased by .8 percentage points to 22.6%, of which approximately .5 percentage points or 63% of the decrease was due to increased reserves required for excess and closeout inventory, and the remaining decrease was primarily due to one retail customer who changed their shipping terms to collect from prepaid which reduced our selling price and margin for them. However, this margin loss was partially offset by reduced outbound freight costs in operating expenses for approximately the same amount of the revenue reduction. We anticipate our reserve requirements for excess and closeout inventory to decrease in fiscal 2015. Operating expenses increased approximately $329,000 primarily due to one-time costs associated with the introduction of the Home product as well as the reduction of reimbursement of logistics expenses from our affiliate companies due to the decrease in their US business. Depreciation expense increased by approximately $58,000 as we began to depreciate capitalized development and tooling costs associated with the Home product that was introduced to the market in late November.

We continued to utilize financing from Crestmark Bank which significantly reduced our requirement for extended terms from the Starlight group companies (“Group”). During the fiscal year ended March 31, 2014, our net related party debt increased by approximately $346,000 due to current trade invoices due to the Group. We anticipate that we may require approximately $400,000 to $500,000 of short-term bridge financing from the Group for the fiscal year ending March 31, 2015 during the negotiations of our refinancing. We will continue to rely on the Group to provide extended terms for trade payables with the Group to help ensure timely payment of other vendors. Taking into account internally generated funds and credit facilities available to the Group, we have concluded that our parent will have sufficient working capital to provide the required bridge financing and extended trade payable terms to us for at least the next 12 months.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2014	2013	2012
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	77.4%	76.6%	78.2%
Operating Expenses	21.7%	18.9%	20.0%
Operating Income	0.9%	4.5%	1.8%
Other (Expenses), net	-0.2%	-0.1%	0.0%
Income before Tax Benefit	0.7%	4.4%	1.8%
Benefit from Income Taxes	2.5%	4.7%	0.0%
Net Income	3.2%	9.1%	1.8%

FISCAL YEAR ENDED MARCH 31, 2014 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2013

NET SALES

Net sales for the year ended March 31, 2014 (“Fiscal 2014”) were approximately $31.4 million. This represents a decrease of approximately $3.0 million as compared to approximately $34.4 million in the fiscal year ended March 31, 2013 (“Fiscal 2013”). The decrease in net sales was primarily due from a decrease of approximately $0.7 million with one major retailer due to a vendor inspection failure of one of our factories as well as a decrease of approximately $2.1 million with another major retail customer who increased their stock levels in the prior year due to switching from a seasonal program to carrying our karaoke products year-round. The remaining $0.2 million decrease was primarily due to lost opportunities from late shipments and delays from some of our product vendors.

GROSS PROFIT

Gross profit for Fiscal 2014 was approximately $7.1 million or 22.6% of total revenues compared to approximately $8.1 million or 23.4% of sales for Fiscal 2013 (a decrease of $1.0 million). The 12.3% decrease in gross profit was primarily due to the decrease in net sales as explained in Net Sales above.

Gross profit margin for the year ended March 31, 2014 compared to the same period ended March 31, 2013 decreased by approximately 0.8 margin points from 23.4% to 22.6%. The decrease was primarily due to increased inventory reserves required for excess and closeout inventory which accounted for approximately .5% of the decrease with the remaining decrease primarily due to one retail customer who changed their shipping terms to collect from prepaid which reduced our selling price and margin to them. This margin loss was offset by reduced operating expenses for outbound freight costs for approximately the same amount of the revenue reduction.

OPERATING EXPENSES

In fiscal year 2014, our operating expenses, including depreciation, increased from approximately $6.5 million to approximately $6.8 million, an increase of approximately $0.3 million or 4.4% compared to the same period last year. Selling expenses decreased approximately $0.7 million to $2.4 million for the year ended March 31, 2014 from $3.1 million for the year ended March 31, 2013. Advertising allowance decreased approximately $0.9 million due to an allowance decrease of approximately $0.2 million to one major retail customer that did not execute a planned two-day promotion as agreed to in their co-op advertising program, another major retail customer refunding approximately $0.3 million of prior excess co-op advertising deductions, a co-op advertising reduction of approximately $0.2 million with another major retailer and the remaining decrease commensurate with the decrease in net sales for the fiscal year ended March 31, 2014. This decrease in advertising allowance expense was offset with an increase in marketing expenses of approximately $0.4 million due primarily to one-time expenses associated with the rollout of the Home product. The remaining $0.2 million reduction in selling expenses is due to a reduction in other variable selling expenses such as commissions, freight, royalties commensurate with the decrease in net sales.

General and administrative expenses increased approximately $1.0 million from approximately $3.3 million in Fiscal 2013 to approximately $4.3 million in Fiscal 2014. The increase was primarily due to reduced warehouse reimbursements from the Starlight group companies of approximately $0.3 million, increase in factor fees from Crestmark Bank financing arrangement of approximately $0.1 million, an increase in key employee stock option expense of approximately $0.1 million, increased R&D and sample expenses associated with the introduction of the Home product of approximately $0.2 million, increase in stock warrant compensation for investment banker fees of approximately $0.1 million and increased defective product repair charges of approximately $0.1 million. The remaining increase of approximately $0.1 million increase was due to various other variable expenses incurred.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $168,138 for Fiscal 2014 compared to $110,267 for Fiscal 2013. The property and equipment consisted mainly of tools and molds and Home development costs which are depreciated straight-line over three to five years. The increase in depreciation expense was primarily due to the commencement of depreciation of the Home development and tooling commensurate with the product’s introduction to the market in November 2013. During the past year we have invested in approximately $145,000 in development and tooling for the Home product and approximately $106,000 in warehouse equipment, computers and other office equipment.

NET OTHER INCOME (EXPENSES)

Other expense was $53,446 (interest expense) in Fiscal 2014 compared to other expense of $48,421 (interest expense) in Fiscal 2013. The increase was primarily due to the increase of our borrowing costs from our financing arrangement with Crestmark Bank.

INCOME BEFORE TAXES

We had income before taxes of $225,519 in Fiscal 2014 compared to income before taxes of $1,521,476 in Fiscal 2013. This decrease of $1,295,957 was primarily due to the combination of the decrease in gross profit of approximately $962,000 due to the decrease in sales and gross profit margin as explained in Net Sales and Gross Profit above and the increase in operating expenses of approximately $329,000 as explained in Operating Expenses above.

INCOME TAX BENEFIT

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2014 and 2013, we had gross deferred tax assets of approximately $3.2 million and approximately $3.2 million, against which we recorded valuation allowances totaling approximately $0.8 million and approximately $1.6 million, respectively.

For Fiscal 2014 we recognized an income tax benefit of approximately $0.8 million due to the reduction of the valuation reserve on our deferred tax assets. Given the past three years of profitability and management’s assessment of the current business climate and expected future profits, it is management’s judgment that at least 75% of our deferred tax asset is more than likely to be realized. In Fiscal 2013 we recognized an income tax benefit of approximately $1.6 million due to the reversal of 50% of the valuation reserve on our deferred tax assets.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had net income of $1,004,316 in Fiscal 2014 from operations as compared to a net income of $3,140,935 in Fiscal 2013.

FISCAL YEAR ENDED MARCH 31, 2013 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2012

NET SALES

Net sales for the year ended March 31, 2013 (“Fiscal 2013”) were approximately $34.4 million. This represents an increase of approximately $8.5 million as compared to approximately $25.9 million in the fiscal year ended March 31, 2012 (“Fiscal 2012”). The increase in net sales was primarily due to an increase in direct import sales to two major retail customers of approximately $6.0 million and continued growth of approximately $2.2 million from our direct shipment fulfillment program for major retailers with the remaining increase due to new business with smaller retail customers. We continue to develop additional features to our existing karaoke line as well as develop new karaoke technology and product line to maintain and grow this core product.

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

OPERATING EXPENSES

In fiscal year 2013, we continued to reduce our fixed operating expenses as a percentage of sales while maintaining the increase in variable expenses commensurate with the increase in net sales. Operating expenses, including depreciation and amortization increased from approximately $5.2 million to approximately $6.5 million, an increase of approximately $1.3 million or 25% compared to the same period last year. Selling expenses increased approximately $0.6 million to $3.1 million for the year ended March 31, 2013 from approximately $2.5 million for the year ended March 31, 2012. Selling expenses which include variable expenses such as commissions, advertising allowances, outbound freight and royalties increased by approximately 25% which directly related to the 33% increase in net sales.

General and administrative expenses increased approximately $0.8 million from approximately $2.5 million in Fiscal 2012 to approximately $3.3 million in Fiscal 2013. The increase was primarily due to reduced warehouse reimbursements from the Starlight group companies of approximately $0.4 million, factor fees from Crestmark Bank financing arrangement of approximately $0.1 million and an increase in salaries and wages of approximately $0.1 million for merit increases and discretionary bonus payments. The remaining $0.2 million increase was due to several expense items that were somewhat variable relative to the increase in net sales. Despite the approximate 30% increase in general and administrative expenses for the fiscal year ended March 31, 2013, we reduced our fixed general and administrative expenses as a percentage of net sales from 9.8% in the prior fiscal year ended March 31, 2012 to 9.6% for the current fiscal year ended March 31, 2013. We continued our efforts of reducing our administrative operating costs by increasing efficiencies in our business processes.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2014, we had cash on hand of approximately $1,492,000 of which approximately $138,000 was restricted as collateral for a stand-by letter of credit as compared to cash on hand of approximately $1,653,000 with no restrictions as of March 31, 2013. The decrease of cash on hand was primarily due to the purchase of fixed assets of approximately $215,000 and payments on the capital lease for forklift trucks of approximately $11,000 offset by cash provided by operations of approximately $64,000.

Cash used in investing activities for Fiscal 2014 was approximately $353,000. Cash used in investing activities included a deposit of approximately $138,000 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (new California warehouse’s landlord) as a security deposit required by the property lease. Cash used in investing activities also included approximately $145,000 in tooling for new karaoke models and technology and approximately $70,000 in warehouse equipment, computers and other office equipment.

Cash used in investing activities for Fiscal 2013 was approximately $297,000. Cash used in investing activities was primarily for the purchase of a base platform for our newly designed future karaoke hardware line of products as well as warehouse equipment for the new California warehouse facility.

As of March 31, 2014, our working capital was approximately $1,350,000. Our current liabilities of approximately $8,000,000 include:

•	Client obligations for defective returns and allowances of $469,838 – the amount will be satisfied by future purchases or refunds.
•	Accounts payable of $1,918,076 of which approximately $1,075,000 were amounts due to product vendors.
•	Amounts due to related parties of which $4,925,982 was due to various parties within the Starlight Group.
•	Accrued expenses of $446,314 of which $78,000 was due to customers for advertising and co-op allowances.
•	Warranty provision for estimated effective returns in the amount of $235,172.

As of June 30, 2014, our cash on hand is approximately $500,000 of which approximately $138,000 is restricted cash deposited in a Certificate of Deposit as collateral on a standby letter of credit issued as a security deposit on our new California warehouse lease. Our average monthly operating expenses are approximately $265,000 and we need approximately $800,000 to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in California and other operating costs.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Vendor financing – Some of our key vendors in China (including The Starlight Group) have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales and are expected to account for more than 30% of the total revenues in Fiscal 2015.

2) Line of Credit - The Company will continue to utilize the $5,000,000 collateralized line of credit during Fiscal 2015 which will reduce our reliance on key vendors providing us with extended payment terms for our goods. The Company is actively negotiating with several banks to obtain an asset based lending arrangement for a line of credit of up to $15,000,000 to replace the current financing arrangement.

3) Cost reduction - The Company has reduced significant operating expenses as a percentage of net sales in recent years with the exception of Fiscal 2014 where the company experienced some one-time charges associated with the launch of the Home product and additional logistics costs due to the reduction of reimbursement from The Starlight Group due to a decrease in their US business. Cost reduction initiatives are part of our intensive effort to achieve operating profits. The Company plans to maintain its cost structure and reduce some of the one-time expenses for Fiscal 2015.

4) Reduce cost of operation – The Company maintains SMC-L as a wholly-owned subsidiary to operate our California warehouse. For Fiscal 2015, SMC-L renewed an agreement with the Starlight Group to handle the logistics and fulfillment of Starlight Groups’ domestic products for a service fee. This arrangement is expected to offset some the Company’s own logistics expenses. Due to a significant reduction in the amount of logistics services performed for Starlight, the Company is actively seeking and has contracted with non-related clients to perform third-party logistics services for Fiscal 2015 in order to replace some of the reimbursements received from the Starlight Group. On June 11, 2014 SMC Logistics entered into two year logistics service agreement with Telasia, Inc. The agreement provides logistics, fulfillment, and warehousing services for Telasia’s domestic sales. The Company anticipates the revenue from the service agreement to be approximately $360,000 over the life of the agreement. In addition, the Company entered into a seven year lease agreement for a new warehouse facility in Ontario California replacing the existing facility lease that expired on April 30, 2013. The Company occupies approximately 86,000 square feet in the new facility however the cost per square foot has been substantially reduced and will save the Company approximately $200,000 in rent expense annually.

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

In addition to our current financing arrangements, the Starlight Group (“Group”) has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We anticipate that we may require approximately $400,000 to $500,000 of short-term bridge financing from the Group for the fiscal year ending March 31, 2015 during the negotiations of our refinancing. We will continue to take advantage of extended terms for trade payables with the Group throughout the year. During the fiscal year ended March 31, 2014, our net related party debt increased by approximately $346,000 primarily due to past due invoices for goods and defective repairs. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

During Fiscal 2015, we will strive to reduce additional operating costs through efficiency improvements. In order to reduce the need to maintain inventory in our warehouses in California we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

Except for the foregoing, we do not have any present commitment that is likely to cause our liquidity to increase or decrease in any material way. In addition, except for the Company’s need for additional capital to finance inventory purchases, the Company is not aware of any trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. The Company is reliant upon our parent company, Starlight International, to manufacture approximately 30% of our products with extended trade payable terms to help ensure that unrelated key vendors are paid timely. Any significant change in Starlight International’s ability to continue to provide manufacturing and extended payment terms may have a material adverse effect on our ability to meet our financial obligations and continue our operations.

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK$7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is MOP $7.83 to U.S. $1.00. We cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be stable or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 88.1%, 90.0%, and 87.9% of net sales in Fiscal 2014, Fiscal 2013, and Fiscal 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

•	Identify the contract(s) with a customer
•	Identify the performance obligations in the contract.
•	Determine the transaction price.
•	Allocate the transaction price to the performance obligations in the contract.
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period with early application not allowed. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the company’s consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation as required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of a material weakness as identified in (b) below.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of the period covered by this Annual Report, as a result of a material weakness.

The material weakness was primarily due to the following:

•	Deficiency in controls over matching and recording of invoices for inventory goods received. The Company’s procedures were inadequate to ensure that invoices for goods received were properly matched to a receiving log and recorded or accrued in accounts payable. As a result, the Company was required to make an additional adjustment to accounts payable and cost of goods sold after the initial year-end closing that was material to the consolidated financial statements.

(c)	Management’s Plan for Remediation of Material Weakness

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain measures. For Fiscal 2015, management is committed to improve control and oversight relating to financial controls and will work with our Audit Committee to formulate policies and procedures to address deficiencies described above. Management will address the above material weakness by reconciling an independently prepared monthly invoice log to the invoices recorded or accrued in accounts payable and cross referencing these logs to the detailed shipped container log to identify any discrepancies and to ensure that all invoices related to received and in-transit goods are timely recorded. Any discrepancies found will be immediately researched, resolved and properly recorded prior to period closings. A checklist of items to be identified during the reconciliation process will be completed and initialed by both the preparer and reviewer of the reconciliation and recording processes.

(d)	Changes in Internal Controls

In our Annual Report for Fiscal 2013 we concluded that our internal control over financial reporting was effective. During Management’s evaluation of our disclosure controls and procedures for Fiscal 2014, we identified a material weakness to our secondary controls over accounts payable. Management has already implemented additional secondary controls to remediate this material weakness. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of June 30, 2014.

Directors and Executive Officers

For Fiscal Year Ended March 31, 2014

Name	Age	Position

Gary Atkinson	32	CEO and General Counsel
Bernardo Melo	37	VP Global Sales and Marketing
Lionel Marquis	61	CFO
Carol Lau	65	Chairwoman
Harvey Judkowitz	69	Director
Bernard Appel	82	Director
Stewart Merkin	71	Director
Peter Hon	73	Director
Yat Tung Lau	35	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Since taking over as Chief Executive Officer, Gary has led the Company to three consecutive years of profitability and double-digit growth in sales. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

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

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 19 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), U S Plastic Lumber Corporation, Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant College with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

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

Bernard Appel has served as a director of the Company since October 31, 2003. He spent 34 years at Radio Shack, beginning in 1959. At Radio Shack, he held several key merchandising and marketing positions and was promoted to the positions of President in 1984 and to Chairman of Radio Shack and Senior Vice President of Tandy Corporation in 1992. Since 1993 through the present date, Mr. Appel has operated the private consulting firm of Appel Associates, providing companies with merchandising, marketing and distribution strategies, creative line development and domestic and international procurement.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on January 16, 2014.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2014 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

Mr. Harvey Judkowitz filed a Form 5 in lieu of filing a timely Form 4 with respect to three transactions;

Mr. Bernard Appel filed a Form 5 in lieu of filing a timely Form 4 with respect to three transactions;

Mr. Stewart Merkin filed a Form 5 in lieu of filing a timely Form 4 with respect to three transactions;

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson
Chief Executive Officer	2014	$95,000.00	$5,414	$-	$31,234	$-	$-	$-	$131,648
	2013	$95,000.00	$12,770	$-	$-	$-	$-	$-	$107,770

Lionel Marquis	2014	$107,000.00	$2,761	$-	$20,823	$-	$-	$-	$130,584
Chief Financial Officer	2013	$107,000.00	$7,135	$-	$-	$-	$-	$-	$114,135

Bernardo Melo	2014	$140,000.00	$40,789	$-	$52,057	$-	$-	$-	$232,846
VP Global Sales & Marketing	2013	$140,000.00	$120,000	$-	$-	$-	$-	$-	$260,000

Narrative Disclosure to Summary Compensation Table

Gary Atkinson was appointed permanent Chief Executive Officer effective April 30, 2012. Mr. Atkinson does not have an employment contract with the Company and has an annual salary of $95,000 for Fiscal years 2013 and 2014. Effective March 1, 2014, Mr. Atkinson’s base salary was increased to $108,000.

Lionel Marquis was appointed as Chief Financial Officer effective April 30, 2012. Mr. Marquis does not have an employment contract with the Company and has an annual salary of $107,000.

As of June 30, 2014, the Company did not have any employment contracts with any of its employees. However on January 3, 2014, the Company entered into agreements with the three executive officers named above that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

•	All accrued and unpaid compensation due to the executive as of the date of termination.
•	A lump sum payment equal to one year’s executive base salary if the executive terminates employment.
•	A lump sum of one and a half year’s executive base salary and targeted annual bonus if the Company terminates employment.
•	All outstanding stock options shall be fully vested and exercisable for the remainder of their full term.
•	All outstanding equity-based compensation awards (other than stock options) shall become fully vested with any restrictions removed.

OPTION GRANTS IN FISCAL 2014

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under our Year 2001 Stock Option Plan as well as other stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31 2014:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	-	150,000.00	N/A	0.21	7/1/2023	150,000	$25,500	N/A	N/A

Lionel Marquis, CFO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	-	100,000.00	N/A	0.21	7/1/2023	100,000	$17,000	N/A	N/A

Bernardo Melo, VP Sales - Year 2001 Stock Option Plan	20,000	-	N/A	0.60	5/8/2015	N/A	N/A	N/A	N/A
- Year 2001 Stock Option Plan	30,000	-	N/A	0.33	4/9/2016	N/A	N/A	N/A	N/A
- Year 2001 Stock Option Plan	200,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	0	250,000.00	N/A	0.21	7/1/2023	250,000	$42,500	N/A	N/A

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2014.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bernard Appel	$8,000	$2,500	$2,940	$-	$-	$-	$13,440
Peter Hon	$-	$-	$-	$-	$-	$-	$-
Harvey Judkowitz	$8,000	$2,500	$2,940	$-	$-	$-	$13,440
Carol Lau	$-	$-	$-	$-	$-	$-	$-
Yat Tung Lau	$-	$-	$-	$-	$-	$-	$-
Stewart Merkin	$8,000	$2,500	$2,940	$-	$-	$-	$13,440

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2014 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 204,321, 201,574, and 213,921, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Ms. Lau are 74,311.

(2) As of March 31, 2014 the aggregate number of Company stock options held by Messrs. Appel, Judkowitz and Merkin is 200,000. and Messrs. Hon, Yat Tung Lau, and Ms. Lau each hold 40,000 options.

During Fiscal 2014, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2014 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau and Merkin and Ms. Carol Lau.

During Fiscal 2014, we have utilized the following compensation policy for our directors:

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

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2014, we had granted 1,196,000 options under the Year 2001 Plan, 1,196,000 of which were fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2014, 2013 and 2012 totaled $27,869, $30,589 and $24,933, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 30, 2014 (the “record date”), certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,
•	all named executive officers of the Singing Machine; and
•	persons known to own more than 5% of our common stock.

Security ownership is based on 38,070,642 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of June 30, 2014 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of June 30, 2014

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson	292,753	*
Lionel Marquis	220,000	*
Bernardo Melo	500,000	*
Bernard Appel (1)	384,321	*
Harvey Judkowitz (1)	393,921	*
Carol Lau (1)	68,857	*
Yat Tung Lau (1)	68,857	*
Peter Hon (1)	68,857	*
Stewart Merkin (1)	381,574	*
Officers & Directors as a Group (9 persons)	2,379,140	6.2%

Security Ownership of Certain Beneficial Owners:
Starlight Group (2)	19,623,155	51.5%
koncepts International Ltd.	18,682,679	49.1%
Treasure Green Holdings Ltd. (3)	940,476	2.5%
Arts Electronics Ltd. (4)	3,745,917	9.8%
Gentle Boss Investments Ltd (5)	2,100,000	5.5%

Less than 1%

Total Shares of Common Stock as of June 30, 2014	38,070,642
Stock Options Exercisable within 60 days of June 30, 2014	1,836,000

Total	39,906,642

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under the 1994 and 2001 Stock Option Plans, which will be vested and exercisable within 60 days of the record date: 180,000 options held by each of Bernie Appel, Harvey Judkowitz and Stewart Merkin, respectively and 40,000 held by each of Carol Lau, Peter Hon, and Yat-Tung Lau.

(2) “Starlight Group” is defined in Part I, Item 1 under “Business Overview.” The address for the Starlight Group is 5/F Shing Dao Industrial Bldg, 232 Aberdeen Main Road, Aberdeen China.

(3) On May 2, 2014 Starlight Industrial Holdings Limited, a wholly owned subsidiary of Starlight International transferred 940,476 shares of our common stock to Treasure Green Holdings Ltd., a wholly owned subsidiary of Starlight International.

(4) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(5) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approximately 35% of our karaoke products in Fiscal 2014 were produced by factories owned by the Starlight Group and we anticipate that approximately 30% of our karaoke products will be manufactured by the Starlight Group in Fiscal 2015. Starlight International has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2014 and 2013 we sold approximately $1,861,000 and $1,813,000, respectively of product to Star Light Electronics Company, Ltd. (“Star Light”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. In addition, we sold an additional $1,318,000 in Fiscal 2014 and $410,000 in Fiscal 2013 of product to Cosmo from our California warehouse facility. The average gross profit margin on sales to Cosmo yielded 16.2% and 14.4%, respectively.

During Fiscal 2014 and 2013 we purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of Starlight International of approximately $8,012,000 and $4,932,000, respectively. In Fiscal 2014 and Fiscal 2013, we also purchased products from Star Fair Electronics Co., Ltd. (“Star Fair”) of approximately $873,000 and $3,061,000, respectively, Starlight R&D, Ltd (“Starlight R&D”) of approximately $2,000 and $21,000, respectively, Cosmo USA of approximately of $41,000 and $286,000, respectively and Cosmo Canada of approximately $114,000 and $0, respectively. All of these companies were indirectly wholly-owned subsidiaries of Starlight International. During the fiscal years ended March 31, 2014 and 2013 we received charges for repair defective products from Star Fair in the amount of approximately $52,000 and $39,000 respectively. In connection with the import of these products to our California warehouse we paid inbound freight and duty charges during the fiscal years ended March 31, 2014 and 2013 to Starlight Consumer Electronics USA, Inc. of approximately $109,000 and $54,000, respectively and to Starlight R&D, Ltd of approximately $263,000 and $229,000, respectively.

During the fiscal years ended March 31, 2014 and 2013, we paid $145,000 and $96,000, respectively to Star Light as reimbursement for engineering and quality control services performed on our behalf in China. During the fiscal years ended March 31, 2014 and 2013, we received $60,000 from Starlight USA as reimbursement for customer support services performed by us on behalf of Starlight USA. These expense reimbursements were included in general and administrative expense on our consolidated statements of operations.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. This agreement is estimated to yield approximately $180,000 in reimbursements for the fiscal year ending March 31, 2015.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight USA, Cosmo USA and Starlight Electronics USA, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received $330,000 and $0 in service fees from these affiliates during the twelve months ended March 31, 2014 and March 31, 2013, respectively.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight USA, Cosmo USA and Starlight Electronics USA to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received approximately $0 and $399,000 in service fees from these affiliates during Fiscal 2014 and Fiscal 2013, respectively. This agreement terminated on March 31, 2013.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight USA, Starlight Electronics USA and Cosmo USA to provide logistics, fulfillment, and warehousing services for the affiliates’ domestic sales. The Company received approximately $0 and $250,000 in service fees from these affiliates during Fiscal 2014 and 2013, respectively. This agreement terminated on June 30, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent Certified Public Accountants for professional services rendered for Fiscal 2014 and Fiscal 2013:

Fee Category	Fiscal 2014	Fiscal 2013

Audit Fees	$106,499	$105,930
Tax Fees	28,242	10,000
All Other Fees	2,713	8,244

Total Fees	$137,454	$124,174

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

Out of the total Fiscal 2014 and Fiscal 2013 audit and other fees, $107,059 and $105,930 were billed by Mallah Furman, Certified Public Accountants respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2014 and 2013

Consolidated Statements of Income—Years ended March 31, 2014, 2013 and 2012.

Consolidated Statements of Shareholders' Equity (deficit)—Years ended March 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows—Years ended March 31, 2014, 2013 and 2012.

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

THE SINGING MACHINE COMPANY, INC.

Date: June 30, 2014	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	June 30, 2014
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	June 30, 2014
Lionel Marquis	(Principal Financial Officer)

/s/ CAROL LAU	Chairperson	June 30, 2014
Carol Lau

/s/ BERNARD APPEL	Director	June 30, 2014
Bernard Appel

/s/ HARVEY JUDKOWITZ	Director	June 30, 2014
Harvey Judkowitz

/s/ Stewart Merkin	Director	June 30, 2014
Stewart Merkin

/s/ YAT TUNG LAU	Director	June 30, 2014
Yat Tung Lau

/s/ peter hon	Director	June 30, 2014
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II – Valuation and Qualifying Accounts of the Company for the years ended March 31, 2014, 2013 and 2012. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Mallah Furman

Fort Lauderdale, Florida

June 30, 2014

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
Assets
Current Assets
Cash	$1,354,099	$1,652,996
Restricted cash	138,042	-
Accounts receivable, net of allowances of $172,465 and $180,306, respectively	955,551	1,100,475
Due from Crestmark Bank	19,638	-
Due from related party - Starlight Consumer Electronics USA, Inc.	233,004	291,343
Due from related party - Starlight Electronics USA, Inc.	51,196	50,501
Due from related party - Starlight Electronics Co., Ltd	83,320	-
Due from related party - Cosmo Communications Canada, Ltd	-	61,310
Inventories, net	5,827,613	4,123,407
Prepaid expenses and other current assets	91,088	84,441
Deferred tax asset, net	604,284	421,340
Total Current Assets	9,357,835	7,785,813

Property and Equipment, net	561,225	482,777
Other non-current assets	17,630	159,956
Deferred Tax Asset, net non-current portion	1,793,972	1,198,119
Total Assets	$11,730,662	$9,626,665

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,918,076	$1,135,125
Due to related party - Starlight Marketing Development, Ltd.	1,107,678	1,107,678
Subordinated related party debt - Starlight Marketing Development, Ltd.	816,753	-
Subordinated related party debt - Ram Light Management, Ltd.	1,683,247	-
Due to related party - Starfair Electronics Company, Ltd.	17,738	-
Due to related party - Starlight R&D, Ltd.	194,678	419,600
Due to related party - Cosmo Communications Canada, Inc.	50,441	-
Due to related party - Starlight Consumer Electronics Co., Ltd.	1,051,913	585,125
Due to related parties - Other Starlight Group Companies	3,534	3,534
Accrued expenses	446,314	686,012
Current portion of capital lease	12,076	-
Obligations to clients for returns and allowances	469,838	376,289
Warranty provisions	235,172	215,471
Total Current Liabilities	8,007,458	4,528,834

Long-term capital lease, net of current portion	13,706	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	-	816,753
Subordinated related party debt - Ram Light Management, Ltd.	-	1,683,247
Total Liabilities	8,021,164	7,028,834

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,070,642 and 38,028,975 shares issued and outstanding	380,706	380,289
Additional paid-in capital	19,262,127	19,155,193
Accumulated deficit	(15,933,335)	(16,937,651)
Total Shareholders' Equity	3,709,498	2,597,831
Total Liabilities and Shareholders' Equity	$11,730,662	$9,626,665

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2014	March 31, 2013	March 30, 2012

Net Sales	$31,379,629	$34,437,774	$25,943,832

Cost of Goods Sold	24,273,038	26,368,945	20,292,738

Gross Profit	7,106,591	8,068,829	5,651,094

Operating Expenses
Selling expenses	2,402,153	3,078,340	2,470,985
General and administrative expenses	4,257,335	3,310,325	2,537,379
Depreciation expense	168,138	110,267	171,818
Total Operating Expenses	6,827,626	6,498,932	5,180,182

Income from Operations	278,965	1,569,897	470,912

Other Expenses
Interest expense	(53,446)	(48,421)	(7,796)

Income before income tax benefit	225,519	1,521,476	463,116

Income tax benefit	778,797	1,619,459	-

Net Income	$1,004,316	$3,140,935	$463,116

Net Income per Common Share
Basic	$0.03	$0.08	$0.01
Diluted	$0.03	$0.08	$0.01

Weighted Average Common and Common
Equivalent Shares:
Basic	38,057,628	37,973,309	37,877,460
Diluted	38,647,290	38,360,324	37,877,460

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2014	March 31, 2013	March 30, 2012

Cash flows from operating activities
Net Income	$1,004,316	$3,140,935	$463,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	168,138	110,267	171,818
Change in inventory reserve	135,000	(160,000)	211,999
Change in allowance for bad debts	(7,841)	11,752	(7,250)
Loss from disposal of property and equipment	4,479	-	31,027
Stock based compensation	107,351	14,777	26,030
Warranty provisions	19,701	(4,289)	75,738
Change in net deferred tax assets	(778,797)	(1,619,459)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	152,765	(326,737)	426,969
Due from Crestmark Bank	(19,638)	-	-
Inventories	(1,839,206)	44,985	(1,203,446)
Prepaid expenses and other current assets	(6,647)	(31,208)	6,077
Other non-current assets	142,326	(282)	5,004
Increase (Decrease) in:
Accounts payable	782,951	(168,270)	184,721
Net due to related parties	345,679	18,116	(347,946)
Accrued expenses	(239,698)	517,856	(88,379)
Obligations to clients for returns and allowances	93,549	133,910	(192,962)
Net cash provided by (used in) operating activities	64,428	1,682,353	(237,484)
Cash flows from investing activities
Purchase of property and equipment	(214,677)	(296,822)	(165,216)
Deposit of restricted cash	(138,042)	-	-
Net cash used in investing activities	(352,719)	(296,822)	(165,216)
Cash flows from financing activities
Payments on long-term capital lease	(10,606)	-	(4,547)
Net cash used in financing activities	(10,606)	-	(4,547)
Change in cash	(298,897)	1,385,531	(407,247)

Cash beginning of year	1,652,996	267,465	674,712
Cash at end of year	$1,354,099	$1,652,996	$267,465

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$53,446	$48,421	$7,796
Cash paid for Income Taxes	$13,348	$3,988	$4,332
Supplemental Disclosures of Non-cash Investing Activities:
Property and equipment purchased under capital lease	$36,388	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFiCIT)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at March 31, 2011	-	$-	37,835,793	$378,357	$19,116,318	$(20,541,702)	$(1,047,027)

Net Income	-	-	-	-	-	463,116	463,116
Employee compensation-stock option	-	-	-	-	18,530	-	18,530
Director Fees	-	-	125,001	1,250	6,250	-	7,500

Balance at March 31, 2012	-	$-	37,960,794	$379,607	$19,141,098	$(20,078,586)	$(557,881)

Net Income	-	-	-	-	-	3,140,935	3,140,935
Employee compensation-stock option	-	-	-	-	7,277	-	7,277
Director Fees	-	-	68,181	682	6,818	-	7,500

Balance at March 31, 2013	-	$-	38,028,975	$380,289	$19,155,193	$(16,937,651)	$2,597,831

Net Income	-	-	-	-	-	1,004,316	1,004,316
Employee compensation-stock option	-	-	-	-	99,851	-	99,851
Director Fees	-	-	41,667	417	7,083	-	7,500

Balance at March 31, 2014	-	$-	38,070,642	$380,706	$19,262,127	$(15,933,335)	$3,709,498

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

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Singing Machine's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be in an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other allowances based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of March 31, 2014 and March 31, 2013, the Company had cash deposits of $964,282 and $1,007,984 respectively that exceeded the FDIC insurance limit. The Company maintains cash balances in foreign financial institutions. The insured amounts at foreign financial institutions at March 31, 2014 and March 31, 2013 are $277,859 and $256,035, respectively.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 8.0%, 8.8%, and 7.7% of the gross sales for the twelve months ended March 31, 2014, 2013, and 2012, respectively.

STOCK BASED COMPENSATION

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2014, 2013 and 2012 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2014, 2013 and 2012, the stock option expense was $99,851, $7,277 and $18,530, respectively.

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

•	For the year ended March 31, 2014: expected dividend yield 0%, risk-free interest rate of 0.13% to 0.15%, volatility 201.1% to 304.1% and expected term of three years.

•	For the year ended March 31, 2013: expected dividend yield 0%, risk-free interest rate of 0.14%, volatility 304.7% and expected term of one year.

•	For the year ended March 31, 2012: expected dividend yield 0%, risk-free interest rate of 0.19%, volatility 341.4% and expected term of one year.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 8% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2014, 2013 and 2012 was $1,120,711, $1,688,692 and $1,089,512, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of income. For the years ended March 31, 2014, 2013 and 2012, these amounts totaled $200,551, $70,870 and $37,852, respectively.

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

During the fiscal years ended March 31, 2014 and March 31, 2013, the Company reversed a portion of the valuation allowance as the Company determined that it is more likely than not that the deferred tax assets would be realized. As a result, approximately $0.8 million and $1.6 million of the valuation allowance were reversed during the fiscal years ended March 31, 2014 and March 31, 2013, respectively. The Company recognized an approximate tax benefit of $0.8 million and $1.6 million for the fiscal years ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014 and March 31, 2013, The Singing Machine had net deferred tax assets and liabilities before valuation allowances of approximately $3.2 million and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $0.8 million and $1.6 million, respectively.

The Company also follows the provisions in FASB ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of March 31, 2014 this position did not result in any adjustment to the Company’s provision for income taxes. Additionally, in accordance with FASB ASC 710, the Company’s policy is to recognize interest or penalties related to income tax matters in the provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax positions.

As of March 31, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2011 through March 31, 2014.

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

CASH

The Company had cash balances at March 31, 2014 and March 31, 2013 of $1,492,141 and $1,652,996, respectively. On April 29, 2013 the Company issued a standby letter of credit in the amount of $131,068 to satisfy terms of a security deposit requirement of a new California warehouse lease agreement executed in March 2013. The Company was required to fund a restricted certificate of deposit in the amount of $138,042 as collateral for the standby letter of credit.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the consolidated statements of income.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

•	Identify the contract(s) with a customer
•	Identify the performance obligations in the contract.
•	Determine the transaction price.
•	Allocate the transaction price to the performance obligations in the contract.
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period with early application not allowed. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the company’s consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2014	2013

Finished Goods	$6,465,613	$4,626,407
Less: Inventory Reserve	638,000	503,000

Total Inventories	$5,827,613	$4,123,407

Inventory consigned to a distribution center at March 31, 2014 and March 31, 2013 was $353,201.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2014	2013

Computer and office equipment	5 years	$282,921	$279,742
Furniture and fixtures	7 years	4,312	4,312
Leasehold improvement	*	-	5,500
Warehouse equipment	7 years	224,106	136,521
Molds and tooling	3-5 years	2,324,120	1,849,245
Molds and tooling under development	**	-	329,500
		2,835,459	2,604,820
Less: Accumulated depreciation and amortization		2,274,234	2,122,043
		$561,225	$482,777

* Shorter of remaining term of lease or useful life

** As of the fiscal years ended March 31, 2014, 2013 and 2012 the Company had outstanding commitments for molds and tooling in process in the amounts of approximately $0, $140,000 and $0, respectively.

Depreciation expense for fiscal years ended 2014, 2013, and 2012 was $168,138, $110,267, and $171,818, respectively.

NOTE 5 – DUE TO RELATED PARTIES, NET

As of March 31, 2014 the Company had $4,925,982 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Development Ltd in the amount of $1,924,431, Ram Light Management, Ltd in the amount of $1,683,247, Starlight Consumer Electronics Co., Ltd in the amount of $1,051,913, Starlight R&D in the amount of $194,678 for repair services and other Starlight Group Companies in the amount of $71,713. There were net additional amounts due from other Starlight Group companies totaling $367,520 related to other services and expenses provided by us for these companies.

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

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheets. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended March 31, 2014 and March 31, 2013 obligations to clients for returns and allowances reclassified from accounts receivable were $469,838 and $376,289 respectively. There were credit amounts requested by clients to be paid for the periods ended March 31, 2014 and March 31, 2013 in the amounts of $0 and $636,474, respectively and accordingly these amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

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

Interest on the line of credit and discounting charges on accounts receivable advances is accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. During the fiscal years ended March 31, 2014, 2013 and 2012 the Company incurred interest expense of $45,887, $28,714 and $0, respectively on amounts borrowed against the line of credit. The credit facility is secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. There is a 1% commission fee of the gross invoice amount on all domestic accounts receivable pledged. For the fiscal years ended March 31, 2014, 2013 and 2012 the Company incurred commission fees on pledged receivables in the amount of $239,829, $126,781 and $0, respectively. There were no amounts outstanding on the line of credit as of the years ended March 31, 2014 and 2013.

NOTE 8 – LONG-TERM CAPITAL LEASE

On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles with a total purchase price of $38,952 of which $36,388 was financed under a capital lease. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of March 31, 2014 and March 31, 2013 the outstanding amount due to Wells Fargo was $25,782 and $0, respectively.

As of March 31, 2014 and March 31, 2013, the Company had obligations under the capital lease repayable as follows:

	March 31, 2014	March 31, 2013

Total minimum lease payments
Within one year	$12,984	$-
After one year but within 3 years	14,066	-
	27,050	-
Interest payments relating to future periods	(1,268)	-

Present Value of minimum lease payments	$25,782	$-

For the fiscal years ended March 31, 2014 and March 31, 2013 the amount of interest related to the capital lease were $1,296 and $0, respectively.

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

OPERATING LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau expiring at varying dates. Rent expense for the years ended March 31, 2014, 2013 and 2012 was $611,977, $731,907 and $800,198, respectively. Included in rent expense is the cost for the warehouse facilities in City of Industry, California for which the operating lease expired on April 30, 2013 and was not renewed. On March 8, 2013 we executed a new lease for approximately 86,000 square feet of warehouse space in Ontario, California which commenced on June 1, 2013. The lease will expire on August 31, 2020 (term of 87 months) and includes a provision for the abatement of the first three months base rent in the amount of $113,412.

In addition, the Company maintains various warehouse equipment and office equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2014 are as follows:

Operating Leases
For fiscal year ending March 31,
2015	$514,616
2016	526,496
2017	534,793
2018	487,672
2019	518,171
2020 and beyond	742,718
$3,324,466

The above property lease payments are gross payments which are not net of supplemental sublease fees we receive. During fiscal years 2014, 2013 and 2012 the Company received fees of approximately $56,000, $56,000 and $0 respectively, for temporary sublease of warehouse space.

Such fees have been offset against rent expense in the consolidated statements of operations.

NOTE 10 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2014, 2013, and 2012, the Company issued the following common stock shares:

2014:

On July 23, 2013 the Company issued 41,667 shares of its common stock to our Board of Directors at $0.18 per share, pursuant to our annual director compensation plan.

2013:

On January 24, 2013 the Company issued 68,181 shares of its common stock to our Board of Directors at $0.11 per share, pursuant to our annual director compensation plan.

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

For the fiscal year ended March 31, 2014 there were common stock equivalents to purchase 1,256,000 shares of common stock of which 820,000 were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2013 there were common stock equivalents to purchase 1,251,380 shares of common stock of which 820,000 were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2012, common stock equivalents to purchase 700,000 shares of stock were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common stock for the period.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2014, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2014.

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

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,307,380	$0.30	1,251,380	$0.30	1,191,380	$0.56
Granted	640,000	0.21	60,000	$0.18	60,000	$0.06
Exercised	-	-	-	-	-	-
Forfeited	(51,380)	-	(4,000)	9.00	-	-
Balance at end of period	1,896,000	$0.21	1,307,380	$0.26	1,251,380	$0.30

Options exercisable at end of period	1,256,000	$0.22	1,247,380	$0.27	1,191,380	$0.31

The following table summarizes information about employee stock options outstanding at March 31, 2014:

Range of Exercise Price	Number Outstanding at March 31, 2014	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2014	Weighted Average Exercise Price
$.03 - $.33	1,622,000	7.4	0.14	982,000	0.10
$.45 - $.93	274,000	2.7	0.64	274,000	0.64
*	1,896,000			1,256,000

Prior to April 1, 2005, in accordance with ASC 713-10, for options issued to employees, the Company applied the intrinsic value method.

* Total number of options outstanding as of March 31, 2014 includes 120,000 options issued on March 31, 2014 and 2013 to three directors as compensation and 580,000 options issue to key employees on July 1, 2013 that were not issued from the Plan.

NOTE 11 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2014, 2013 and 2012, the Macau Subsidiary recorded no tax provision.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation. As of March 31, 2014, 2013 and 2012, The Singing Machine had net deferred tax assets before valuation allowances of approximately $3.2 million, $3.2 million, and $3.9 million, respectively, against which the Company recorded valuation allowances totaling approximately $0.8 million, $1.6 million, and $3.9 million, respectively.

The income tax benefit for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components for 2014, 2013 and 2012:

	2014	2013	2012
Income tax provision:
Current:
Federal	$-	$-	$-
State	-	-	-

Total current Federal and State	$-	$-	$-

Deferred:
Federal	$(675,447)	$(1,412,535)	$-
State	(103,350)	(206,924)	-

Total income tax benefit	$(778,797)	$(1,619,459)	$-

The United States and foreign components of income (loss) before income taxes are as follows:

	2014	2013	2012

United States	$(62,095)	$92,122	$(432,111)
Foreign	287,614	1,429,354	895,227
	$225,519	$1,521,476	$463,116

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2014, 2013 and 2012 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2014	2013	2012

Expected tax expense	$76,676	$517,302	$157,459
State income taxes, net of Federal income tax benefit	7,815	25,236	26,299
Permanent differences	8,374	5,421	5,247
Deemed Dividend	108,864	537,866	304,377
Change in valuation allowance	(820,040)	(2,246,235)	385,219
Tax rate differential on foreign earnings	(111,164)	(537,866)	(304,377)
Prior year adjustments	(49,322)	78,817	(574,224)
Actual tax benefit	$(778,797)	$(1,619,459)	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2014	2013	2012

Deferred tax assets:
Federal net operating loss carryforward	$2,076,141	$2,189,622	$2,579,924
State net operating loss carryforward	413,401	413,849	431,306
AMT credit carryforward	36,808	36,808	70,090
Inventory differences	490,716	358,130	438,773
Allowance for doubtful accounts	66,658	67,849	57,308
Reserve for sales returns	90,895	81,082	74,718
Stock option compensation expense	59,713	-	-
Stock warrants	39,193	-	-
Charitable contributions	-	-	60,700
Accrued Vacation	10,241	9,839	9,551
Depreciation and amortization	-	81,739	135,660
Amortization of reorganization intangible	-	-	7,664
Total deferred tax assets	3,283,766	3,238,918	3,865,694
Deferred tax liability:
Depreciation	(86,091)	-	-
Net deferred tax asset before valuation allowance	3,197,675	3,238,918	3,865,694
Valuation allowance	(799,419)	(1,619,459)	(3,865,694)
Net deferred tax assets	$2,398,256	$1,619,459	$-

Due to economic conditions prior to the fiscal year ended March 31, 2013, the Company believed that it was more likely than not that the benefit from the net deferred tax assets would not be realized, and established a valuation allowance on the deferred tax assets for the entire balance.

During the fiscal year ended March 31, 2014 and March 31, 2013, the Company released a portion of the valuation allowance. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carry forward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. The analysis indicated that it is more likely than not that at least 75% of the deferred tax asset recorded will be realized. As a result, approximately $0.8 million and $1.6 million of the valuation allowance were released during the fiscal years ended March 31, 2014 and March 31, 2013, respectively. The Company recognized an approximate tax benefit of $0.8 million and $1.6 million for the fiscal years ended March 31, 2014 and March 31, 2013, respectively.

At March 31, 2014, the Company has federal tax net operating loss carry forwards in the amount of approximately $6.1 million that will expire beginning in the year 2027. In addition, the Company has state tax net operating loss carry forwards in the amount of approximately $8.9 million that will expire beginning in 2015. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income. Net operating loss carry forward amounts and their year of expiration are as follows:

Year of	NOL	NOL
Expiration	Federal	State

2014	$-	$-
2015	-	1,984,929
2016	-	-
2017	-	-
2018	-	-
2019 and beyond	6,106,299	6,884,857

	$6,106,299	$8,869,786

The Company is no longer subject to income tax examinations for fiscal years before 2011.

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary until its date of sale. Sales by geographic region for the period presented are as follows:

	2014	2013	2012

North America	$31,379,629	$34,068,559	$25,313,446
Europe	-	369,215	630,386
	$31,379,629	$34,437,774	$25,943,832

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 – SEPARATION AGREEMENTS DUE TO CHANGE IN OWNERSHIP

On January 3, 2014, the Company entered into agreements with its executive officers that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

•	All accrued and unpaid compensation due to the executive as of the date of termination.
•	A lump sum payment equal to one year’s executive base salary if the executive terminates employment.
•	A lump sum of one and a half year’s executive base salary and targeted annual bonus if the Company terminates employment.
•	All outstanding stock options shall be fully vested and exercisable for the remainder of their full term.
•	All outstanding equity-based compensation awards (other than stock options) shall become fully vested with any restrictions removed.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2014, 2013, and 2012 totaled $27,869, $30,589 and $24,933, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Income. The Company does not provide any post employment benefits to retirees.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2014, 80% of accounts receivable were due from three customers in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 40%, 29% and 11% at March 31, 2014. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 53%, 18% and 11% at March 31, 2013. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2014, 2013, and 2012 were 74%, 66% and 70% of total revenues, respectively. Revenues derived from top three customers in 2014, 2013 and 2012 as percentage of the total revenue were 26%, 17% and 11%; 23%, 21% and 13%; and 29%, 17% and 15%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Macau Subsidiary aggregated $9.3 million in 2014, $12.5 million in 2013 and $11.8 million in 2012.

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

During fiscal years 2014, 2013, and 2012, manufacturers in the People's Republic of China ("China") accounted for approximately 99% of the Company's total product purchases, including all of the Company's hardware purchases.

NOTE 16 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2014, 2013, and 2012 are set forth in the following table:

	Sales	Gross Profit	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
	(In thousands)	(In thousands)	(In thousands)
2014
First quarter	$1,414	$301	$(541)	$(0.01)	$(0.01)
Second quarter	10,835	2,403	324	0.01	0.01
Third quarter	16,815	4,107	821	0.02	0.02
Fourth quarter	2,316	296	400	0.00	0.00
Fiscal Year 2014	$31,380	$7,107	$1,004	$0.02	$0.02

2013
First quarter	$1,763	$444	$(480)	$(0.01)	$(0.01)
Second quarter	14,376	3,471	1,435	0.04	0.04
Third quarter	16,617	4,022	1,397	0.04	0.04
Fourth quarter	1,682	132	789	0.01	0.01
Fiscal Year 2013	$34,438	$8,069	$3,141	$0.08	$0.08

2012
First quarter	$1,788	$429	$(507)	$(0.01)	$(0.01)
Second quarter	14,150	3,193	1,466	0.04	0.04
Third quarter	8,651	1,796	134	0.00	0.00
Fourth quarter	1,355	233	(630)	(0.02)	(0.02)
Fiscal Year 2012	$25,944	$5,651	$463	$0.01	$0.01

NOTE 17 – RELATED PARTY TRANSACTIONS

TRADE

Approximately 35% of our karaoke products in Fiscal 2014 were produced by factories owned by the Starlight Group and we anticipate that approximately 30% of our karaoke products will be manufactured by the Starlight Group in Fiscal 2015. Starlight International has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2014 and 2013 we sold approximately $1,861,000 and $1,813,000, respectively of product to Star Light Electronics Company, Ltd. (“Star Light”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. In addition, we sold an additional $1,318,000 in Fiscal 2014 and $410,000 in Fiscal 2013 of product to Cosmo from our California warehouse facility. The average gross profit margin on sales to Cosmo yielded 16.2% and 14.4%, respectively.

During Fiscal 2014 and 2013 we purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of Starlight International of approximately $8,012,000 and $4,932,000, respectively. In Fiscal 2014 and Fiscal 2013, we also purchased products from Star Fair Electronics Co., Ltd. (“Star Fair”) of approximately $873,000 and $3,061,000, respectively, Starlight R&D, Ltd (“Starlight R&D”) of approximately $2,000 and $21,000, respectively, Cosmo USA of approximately of $41,000 and $286,000, respectively and Cosmo Canada of approximately $114,000 and $0, respectively. All of these companies were indirectly wholly-owned subsidiaries of Starlight International. During the fiscal years ended March 31, 2014 and 2013 we received charges for repair defective products from Star Fair in the amount of approximately $52,000 and $39,000 respectively. In connection with the import of these products to our California warehouse we paid inbound freight and duty charges during the fiscal years ended March 31, 2014 and 2013 to Starlight Consumer Electronics USA, Inc. of approximately $109,000 and $54,000, respectively and to Starlight R&D, Ltd of approximately $263,000 and $229,000, respectively.

During the fiscal years ended March 31, 2014 and 2013, we paid $145,000 and $96,000, respectively to Star Light as reimbursement for engineering and quality control services performed on our behalf in China. During the fiscal years ended March 31, 2014 and 2013, we received $60,000 from Starlight USA as reimbursement for customer support services performed by us on behalf of Starlight USA. These expense reimbursements were included in general and administrative expense on our consolidated statements of operations.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. This agreement is estimated to yield approximately $180,000 in reimbursements for the fiscal year ending March 31, 2015.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight USA, Cosmo USA and Starlight Electronics USA, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received $330,000 and $0 in service fees from these affiliates during the twelve months ended March 31, 2014 and March 31, 2013, respectively.

On July 1, 2012, SMC-L entered into a service and logistics agreement with Starlight USA, Cosmo USA and Starlight Electronics USA to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to pay the Company annual service fees totaling approximately $435,000 payable monthly beginning July 1, 2012. The Company received approximately $0 and $399,000 in service fees from these affiliates during Fiscal 2014 and Fiscal 2013, respectively. This agreement terminated on March 31, 2013.

On August 1, 2011, SMC-L entered into a service and logistics agreement with affiliates Starlight USA, Starlight Electronics USA and Cosmo USA to provide logistics, fulfillment, and warehousing services for the affiliates’ domestic sales. The Company received approximately $0 and $250,000 in service fees from these affiliates during Fiscal 2014 and 2013, respectively. This agreement terminated on June 30, 2012.

NOTE 18 – WARRANTY PROVISIONS

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2014	2013
Estimated return and allowance liabilities at beginning of period	$215,471	$219,760
Costs accrued for new estimated returns and allowances	826,577	1,183,134
Return and allowance obligations honored	(806,876)	(1,187,423)

Estimated return and allowance liabilities at end of period	$235,172	$215,471

NOTE 19 – SUBORDINATED RELATED PARTY DEBT

In connection with the line of credit with Crestmark Bank the Company was required to subordinate related party debt from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. Since the subordination agreements are in effect throughout the term of the agreement, the amounts due are not payable until the agreement has been terminated on October 12, 2014. Since the agreement expires within one year the subordinated related party debt has been classified as a current liability on the accompanying balance sheet as of March 31, 2014.

NOTE 20 – SUBSEQUENT EVENTS

On June 11, 2014 SMC Logistics entered into a two year logistics service agreement with Telasia, Inc. The agreement provides logistics, fulfillment, and warehousing services for Telasia’s domestic sales. The Company anticipates the revenue from the service agreement to be approximately $360,000 over the life of the agreement.

SUPPLEMENTAL DATA

SCHEDULE II – Valuation and Qualifying Accounts

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance for	Costs and	End of
Description	Period	Expenses	Write off	Expenses	Period

Year ended March 31, 2014
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$180,306	$-	$(15,807)	$7,966	$172,465
Deferred tax valuation allowance	$1,619,459	$-	$(820,040)	$-	$799,419
Inventory reserve	$503,000	$160,000	$(25,000)	$-	$638,000

Year ended March 31, 2013
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$168,554	$-	$(8,248)	$20,000	$180,306
Deferred tax valuation allowance	$3,865,695	$(626,777)	$(1,619,459)	$-	$1,619,459
Inventory reserve	$663,000	$104,175	$(264,175)	$-	$503,000

Year ended March 31, 2012
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$175,804	$-	$(8,323)	$1,073	$168,554
Deferred tax valuation allowance	$3,480,475	$-	$-	$385,220	$3,865,695
Inventory reserve	$451,001	$398,000	$(186,001)	$-	$663,000

