Form 10-Q
period 2014-06-30
SINGING MACHINE CO INC
filed 2014-08-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,070,642 as of August 14, 2014

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$364,830	$1,354,099
Restricted cash	138,042	138,042
Accounts receivable, net of allowances of $148,708 and $172,465, respectively	1,049,795	955,551
Due from Crestmark Bank	-	19,638
Due from related party - Starlight Consumer Electronics USA, Inc.	224,534	233,004
Due from related party - Starlight Electronics USA, Inc.	51,196	51,196
Due from related party - Starlight Electronics Co., Ltd	-	83,320
Due from related party - Cosmo Communications Canada, Ltd	53,197	-
Inventories, net	11,528,668	5,827,613
Prepaid expenses and other current assets	171,701	91,088
Deferred tax asset, net	894,175	604,284
Total Current Assets	14,476,138	9,357,835

Property and equipment, net	564,907	561,225
Other non-current assets	18,289	17,630
Deferred tax asset, net of non-current portion	1,793,972	1,793,972

Total Assets	$16,853,306	$11,730,662

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$6,797,582	$1,918,076
Due to related party - Starlight Marketing Development, Ltd.	-	1,107,678
Subordinated related party debt - Starlight Marketing Development, Ltd.	-	816,753
Note payable related party - Ram Light Management, Ltd.	393,039	-
Subordinated related party debt - Ram Light Management, Ltd.	-	1,683,247
Due to related party - Ram Light Management, Ltd	583,247	-
Due to related party - Starlight Electronics Co., Ltd	61,500	-
Due to related party - Starfair Electronics Company, Ltd.	17,738	17,738
Due to related party - Starlight R&D, Ltd.	169,911	194,678
Due to related party - Cosmo Communications USA, Inc.	-	50,441
Due to related party - Starlight Consumer Electronics Co., Ltd.	1,669,568	1,051,913
Due to related parties - Other Starlight Group Companies	3,534	3,534
Accrued expenses	543,589	446,314
Due to Crestmark Bank	64,776	-
Current portion of capital lease	12,212	12,076
Obligations to customers for returns and allowances	495,426	469,838
Warranty provisions	156,824	235,172
Total Current Liabilities	10,968,946	8,007,458

Long-term capital lease, net of current portion	10,601	13,706
Note payable related party - Ram Light Management, Ltd. net of current portion	706,961	-
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	-
Total Liabilities	13,610,939	8,021,164

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,070,642 and 38,070,642 shares issued and outstanding, respectively	380,706	380,706
Additional paid-in capital	19,294,525	19,262,127
Accumulated deficit	(16,432,864)	(15,933,335)
Total Shareholders' Equity	3,242,367	3,709,498
Total Liabilities and Shareholders' Equity	$16,853,306	$11,730,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended
	June 30, 2014	June 30, 2013

Net Sales	$2,544,959	$1,413,567

Cost of Goods Sold	2,029,068	1,112,143

Gross Profit	515,891	301,424

Operating Expenses
Selling expenses	345,267	280,774
General and administrative expenses	928,871	859,771
Depreciation	29,331	27,318
Total Operating Expenses	1,303,469	1,167,863

Loss from Operations	(787,578)	(866,439)

Other Expenses
Interest expense	(1,842)	(968)

Loss before income tax benefit	(789,420)	(867,407)

Income tax benefit	289,891	326,341

Net Loss	$(499,529)	$(541,066)

Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,070,642	38,028,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net Loss	$(499,529)	$(541,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,331	27,318
Change in inventory reserve	-	47,551
Change in allowance for bad debts	(23,757)	8,837
Loss from disposal of property and equipment	-	4,479
Stock based compensation	32,398	2,355
Warranty provisions	(78,348)	(81,201)
Change in net deferred tax assets	(289,891)	(326,341)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(70,487)	288,765
Due from Crestmark Bank	-	(120,196)
Inventories	(5,701,055)	(240,923)
Prepaid expenses and other current assets	(80,613)	(89,617)
Other non-current assets	(659)	142,325
Increase (Decrease) in:
Accounts payable	4,879,506	355,503
Net due to related parties	642,540	(592,736)
Accrued expenses	97,275	(11,747)
Obligations to customers for returns and allowances	25,588	6,526
Net cash used in operating activities	(1,037,701)	(1,120,168)
Cash flows from investing activities
Purchase of property and equipment	(33,013)	(122,177)
Deposit of restricted cash	-	(137,967)
Net cash used in investing activities	(33,013)	(260,144)
Cash flows from financing activities
Net proceeds from credit facility	84,414	-
Payments on long-term capital lease	(2,969)	(1,896)
Net cash provided by (used in) financing activities	81,445	(1,896)
Change in cash	(989,269)	(1,382,208)

Cash at beginning of period	1,354,099	1,652,996
Cash at end of period	$364,830	$270,788

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,842	$968
Supplemental Disclosures of Non-cash Investing Activities:
Property and equipment purchased under capital lease	$-	$36,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company”, “SMC”, “The Singing Machine”) and its three wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”) and SMC-Music, Inc.(“SMC-M”) are primarily engaged in the development, marketing, and sale of consumer karaoke audio systems, accessories, musical instruments and musical recordings. The products are sold by SMC to retailers and distributors for resale to consumers.

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

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company, Macau Subsidiary, SMC-L and SMC-M. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements for the three months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of operations. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of June 30, 2014 and March 31, 2014, the Company had cash deposits of $95,423 and $964,282, respectively that exceeded the FDIC insurance limit. In addition, the Company has $138,042 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (California warehouse’s landlord) as a security deposit required by the property lease. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at June 30, 2014 and March 31, 2014 were $19,406 and $277,859, respectively.

INVENTORY

Inventories are comprised of electronic karaoke systems, accessories, electronic musical instruments, electronic toys and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

COMPUTATION OF EARNINGS PER SHARE

Loss per common share is computed by dividing net loss by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the conversion of stock options would have a dilutive effect. As of June 30, 2014 and 2013 total potential dilutive shares amounted to approximately 74,000 and 369,000 shares, respectively, however these shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2014 and June 30, 2013 because their effect is anti-dilutive.

REVENUE RECOGNITION

Revenue from the sale of systems, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates.

STOCK BASED COMPENSATION

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2014 and 2013 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2014 and 2013 the stock option expense was $32,398 and $2,355, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 7% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2014 and 2013 was $199,720 and $145,507, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2014 and 2013, these amounts totaled $28,200 and $23,790 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

•	Identify the contract(s) with a customer.

•	Identify the performance obligations in the contract.

•	Determine the transaction price.

•	Allocate the transaction price to the performance obligations in the contract.

•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period with early application not allowed. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. An entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU is effective for all entities for reporting periods beginning after December 15, 2015. Management does not believe the implementation of ASU 2014-12 will have any material effect on the company’s consolidated financial statements.

NOTE 3- INCOME TAXES

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2015 is estimated to be approximately 37%. The effective tax rate for the full year ended March 31, 2014 was approximately 40%.

As of June 30, 2014 and March 31, 2014, The Singing Machine had gross deferred tax assets of approximately $3.5 million and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $0.8 million. A valuation allowance was recorded against deferred tax assets because it is more likely than not that a portion of the tax benefits from the gross deferred tax assets will not be realized. For the three month period ended June 30, 2014, the Company recorded a loss before income tax benefit of approximately $789,000 which generated an additional current deferred tax asset and income tax benefit of approximately $290,000. Due to the seasonality of the business, the Company is expected to reverse this increase in deferred tax asset during the remainder of fiscal year ending March 31, 2015.

As of June 30, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2011 through March 31, 2014.

NOTE 4 – DUE FROM CRESTMARK BANK

In connection with the Company’s line of credit financing with Crestmark Bank (“Crestmark”) cash collected by Crestmark on pledged accounts receivable may exceed amounts borrowed on the line of credit from time to time (See Note 7 – LINE of CREDIT). As of June 30, 2014 and March 31, 2014, Crestmark owed the Company $0 and $19,638, respectively, which represented cash received by Crestmark on accounts receivable in excess of amounts borrowed against the line of credit.

NOTE 5- INVENTORIES, NET

Inventories are comprised of the following components:

	June 30,	March 31,
	2014	2014
	(unaudited)	(audited)

Finished Goods	$8,462,313	$6,187,520
Inventory in Transit	3,704,355	278,093
Inventory Reserve	(638,000)	(638,000)

Inventories, net	$11,528,668	$5,827,613

Inventory consigned to a distribution center was $353,201 at June 30, 2014 and March 31, 2014 and was fully reserved at June 30, 2014 and March 31, 2014.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2014	2014
		(unaudited)	(audited)

Computer and office equipment	5 years	$283,061	$282,921
Furniture and fixtures	5-7 years	4,312	4,312
Warehouse equipment	7 years	224,106	224,106
Molds and tooling	3-5 years	2,357,133	2,324,120
		2,868,612	2,835,459
Accumulated depreciation		2,303,705	2,274,234
		$564,907	$561,225

Depreciation expense for the three months ended June 30, 2014 and June 30, 2013 was $29,331 and $27,318, respectively.

NOTE 7 – LINE OF CREDIT

CRESTMARK BANK

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which allowed the Company to receive an advance of up to 70% of qualified accounts receivable. The line of credit agreement had a two year term, but was terminated by SMC on July 15, 2014 and replaced by a new banking facility. The outstanding loan balance on the line of credit could not exceed $5,000,000 during our peak selling season between August 2 and February 14 and could not exceed $500,000 between February 15 and August 1 of each year that the agreement is in effect. The Company had agreed to pledge all of its domestic accounts receivable shipped from North America (except drop shipment invoices) to Crestmark and will assume all of the credit risk on accounts receivable pledged to Crestmark.

Interest on the line of credit and discounting charges on accounts receivable advances was accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. During the three month periods ended June 30, 2014 and 2013, the Company incurred interest expense of $1,576 and $736, respectively on amounts borrowed against the line of credit. The credit facility is secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. There is a 1% commission fee of the gross invoice amount on all domestic accounts receivable pledged. For the three months ended June 30, 2014 and 2013, the Company incurred commission fees on pledged receivables in the amount of $14,506 and $23,020, respectively. There was an outstanding amount of $64,776 due on the line of credit as of June 30, 2014. There were no amounts outstanding on the line of credit as of the year ended March 31, 2014.

PNC BANK NATIONAL ASSOCIATION

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) that replaced the existing line of credit agreement with Crestmark. The Revolving Credit Facility has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

•	Up to 85% of the company’s eligible domestic and Canadian accounts receivable aged less than 60 days past due (not to exceed 90 days from invoice date, cross aged on the basis of 50% or more past due with certain specific accounts qualifying for up to 120 days from invoice date not to exceed 30 days from the due date; plus
•	Up to the lesser of (a) 50% of the cost of eligible inventory or (b) 75% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus
•	An all-time $500,000 block; minus
•	Applicable reserves including a dilution reserve equal to 125% of the Company’s advertising and return accrual reserves. Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Credit Facility includes the following sub-limits:

•	Letters of Credit to be issued limited to $3,000,000.
•	Inventory availability limited to $4,000,000.
•	Mandatory pay-down to $1,000,000 (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility must comply with the following quarterly financial covenants to avoid default:

•	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.
•	Capital expenditures limited to $150,000 per year.

Interest on the Revolving Line of Credit will initially be accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There will be an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $200,000 will be deferred and amortized over the term of the agreement.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd.in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principle and interest) payable beginning December 31, 2014. The first scheduled principal and interest payment of $150,000 will only be permitted upon receipt of the Company’s December 31, 2014 quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment.

NOTE 8 – LONG-TERM CAPITAL LEASE

On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $36,388. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of June 30, 2014 and March 31, 2014, the outstanding amount due to Wells Fargo was $22,813 and $25,782, respectively.

As of June 30, 2014 and March 31, 2014, the Company had obligations under the capital lease repayable as follows:

	June 30, 2014	March 31, 2014
	(unaudited)	(audited)
Total minimum lease payments
Within one year	$12,984	$12,984
After one year but within 3 years	10,820	14,066
	23,804	27,050
Interest payments relating to future periods	(991)	(1,268)

Present Value of minimum lease payments	$22,813	$25,782

For the three month periods ended June 30, 2014 and June 30, 2013 the amount of interest related to the capital lease was $277 and $268, respectively.

NOTE 9 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to “obligations to customers for returns and allowances” in current liabilities on the consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of June 30, 2014 and March 31, 2014 obligations to customers for returns and allowances reclassified from accounts receivable were $495,426 and $469,838, respectively. As of June 30, 2014 there were no customers requesting payment of their credit balance and as such there were no amounts reclassified from obligations to customers for returns and allowances to accounts payable.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau expiring at varying dates. Rent expense for the three month periods ended June 30, 2014 and 2013 was $163,470 and $155,231, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2014 are as follows:

Property Leases
For period ending June 30

2015	$524,024
2016	543,714
2017	519,258
2018	490,722
2019	524,272
2020 and beyond	611,650
$3,213,640

NOTE 11 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2014, the Company did not issue any shares of its common stock.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2014, the Plan had expired and no shares were available to be issued. As of June 30, 2014, there were 1,196,000 options still outstanding and exercisable under the Plan. This does not include an additional 700,000 options issued after the expiration date of the Plan to directors and key employees as compensation that were not issued from the Plan.

There were no stock options issued during the three months ended June 30, 2014.

NOTE 12 - GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three months ended June 30, 2014 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2014	2013

North America	$2,290,253	$1,413,567
Europe	254,706	-
	$2,544,959	$1,413,567

The geographic area of sales was based primarily on the location where the product is delivered.

NOTE 13 – DUE TO RELATED PARTIES, NET

As of June 30, 2014 and March 31, 2014, the Company had amounts due to related parties in the amounts of $5,529,929 and $4,925,982 respectively, consisting primarily of non-interest bearing trade payables due to Starlight affiliates. As of June 30, 2014 and March 31, 2014 the Company had amounts due from related parties in the amounts of $328,927 and $367,520 respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2014 and June 30, 2013 the Company sold $316,594 and $226,665, respectively to Starlight Electronics Company, Ltd at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Starlight Electronics for the three months ended June 30, 2014 and June 30, 2013 was 16.6% and 8.3%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the three months ended June 30, 2014 and June 30, 2013 the Company sold an additional $101,161 and $282,188, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products and services from Starlight R&D, Ltd, (“SLRD”) a subsidiary of Starlight International Holding Ltd. The purchases from SLRD for the three month periods ended June 30, 2014 and 2013 were $24,769 and $42,105, respectively. The Company purchased products from Starfair Electronics Co., Ltd, (“SFE”) a subsidiary of Starlight International Holding Ltd. The purchases from SFE for the three month periods ended June 30, 2014 and 2013 were $0 and $76,703, respectively. The Company purchased products from Starlight Consumer Electronics USA, Inc., (“SCE”) a subsidiary of Starlight International Holding Ltd. The purchases from SCE for the three month periods ended June 30, 2014 and 2013 were $1,598,200 and $0, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with SCE, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for SCE, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, SCE, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received $43,285 and $0 in service fees from these affiliates during the three months ended June 30, 2014 and June 30, 2013, respectively. The agreement expires on March 31, 2015 and is estimated to yield approximately $180,000 in reimbursements for the fiscal year ending March 31, 2015.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with SCE, Cosmo USA and Starlight Electronics USA, to provide logistics, fulfillment, and warehousing services for SCE, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, SCE, Cosmo USA and Starlight Electronics USA agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received $0 and $82,500 in service fees from these affiliates during the three months ended June 30, 2014 and June 30, 2013, respectively. This agreement expired on March 31, 2014.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended
	June 30,	June 30,
	2014	2013
Estimated return and allowance liabilities at beginning of period	$235,172	$215,471
Costs accrued for new estimated returns and allowances	54,002	48,741
Return and allowance obligations honored	(132,350)	(129,942)

Estimated return and allowance liabilities at end of period	$156,824	$134,270

NOTE 16 – SUBSEQUENT EVENTS

On July 14, 2014, the Company executed a three-year revolving credit facility with PNC Bank, National Association that replaced the existing line of credit agreement with Crestmark (See Note 7 – LINE OF CREDIT).

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation, (the “Singing Machine,” “we,” “us,” “our” or “the Company”) and our subsidiaries are primarily engaged in the design, marketing, and sale of consumer karaoke audio systems, accessories and musical recordings. The Company’s products are sold directly to distributors and retail customers. Our electronic karaoke machines and audio software products are marketed under The Singing Machine(R) and SoundX® trademarks.

Our products are sold throughout North America and Europe, primarily through major mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

Representative customers include Amazon, Best Buy, BJ’s Wholesale, Costco, Sam’s Club, Target, Toys R Us, and Wal-Mart. Our business has historically been subject to seasonal fluctuations causing our revenues to vary from quarter to quarter and between the same periods in different fiscal years. Our products are manufactured for the most part based on the purchase indications of our customers. We are uncertain of how significantly our business would be harmed by a prolonged economic recession, but we anticipate that continued contraction of consumer spending would negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2014 and 2013.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended
	June 30, 2014	June 30, 2013

Net Sales	100.0%	100.0%

Cost of Goods Sold	79.7%	78.7%

Gross Profit	20.3%	21.3%

Operating Expenses
Selling expenses	13.6%	19.9%
General and administrative expenses	36.4%	60.8%
Depreciation and amortization	1.2%	1.9%

Total Operating Expenses	51.2%	82.6%

Loss from Operations	-30.9%	-61.3%

Other Expenses
Interest expense	-0.1%	-0.1%

Loss before income tax benefit	-31.0%	-61.4%

Income tax benefit	11.4%	23.1%

Net Income	-19.6%	-38.3%

QUARTER ENDED JUNE 30, 2014 COMPARED TO THE QUARTER ENDED JUNE 30, 2013

NET SALES

Net sales for the quarter ended June 30, 2014 increased to $2,544,959 from $1,413,567, an increase of $1,131,192 as compared to the same period ended June 30, 2013. This increase was primarily due to an increase in direct import sales to distributors in Mexico and the UK of approximately $348,000 and an increase in sales to three major retail customers whose existing inventory required replenishment due to strong Christmas holiday sell-through in order to meet expected spring and summer sales expectations.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2014 increased to $515,891 from $301,424 an increase of $214,467 as compared to the same period in the prior year. This increase was primarily due to the increased sales to two direct import distributors and three major retail customers in the quarter as compared to the same quarter in the prior year.

As a percentage of revenues, gross profit margin for the three months ended June 30, 2014 was 20.3% compared to 21.3% for the three months ended June 30, 2013. This 1.0% decrease in gross profit margin points was primarily due to the sale of direct import goods to distributors in Mexico and the United Kingdom which yielded lower gross profit margins of 8.9% adversely affecting the overall gross margin percentage by approximately 2.3%. The decrease in gross profit points from sales to distributors was offset by a more favorable mix of products sold to domestic customers for the quarter ended June 30, 2014 compared to June 30, 2013 and accounted for most of the remaining difference in gross profit margin.

OPERATING EXPENSES

For the quarter ended June 30, 2014, total operating expenses increased to $1,303,469. This represents an increase in total operating expenses of $135,606 from the quarter ended June 30, 2013 which were $1,167,863. Selling expenses increased by $64,493 as there was an increase in advertising allowance expense and sales commission expenses of approximately $99,000 and $20,000, respectively which was commensurate with the increase in sales. These costs were offset by a decrease in marketing expenses of approximately $44,000 due to lowered expenditures associated with the test marketing of the Home™ product line during the previous season and a decrease in prior year one-time royalty expense of approximately $32,000. The remaining variance was due to an increase of approximately $21,000 in other variable selling expenses which were higher due to the increase in sales volume.

General and administrative expenses increased $69,100 to $928,871 for the three months ended June 30, 2014 compared to $859,771 for the same period ended June 30, 2013. Due to declining domestic sales by related parties, our warehouse and logistics services support to related parties decreased significantly during the period and as a result we were reimbursed approximately $38,000 less for these services compared to the same quarter in the prior year. The remaining variance in general and administrative expense is primarily due to employee stock option compensation of approximately $30,000 associated with stock options issued to key employees on July 1, 2013 and expensed over a one-year vesting period.

LOSS FROM OPERATIONS

Loss from operations decreased $78,661 this quarter to $787,578 for the three months ended June 30, 2014 compared to a loss from operations of $866,439 for the same period ended June 30, 2013. An increase in gross profit margin contributed approximately $214,000 to the decreased loss due to increased sales as explained in Net Sales and Gross Profit above and was offset by an increase in selling, general and administration expenses of approximately $135,000 as discussed in Operating Expenses above.

INCOME TAXES

The Company recorded an income tax benefit of approximately $290,000 due to the loss from operations during the three months ended June 30, 2014 which generated an additional current deferred tax asset of approximately $290,000 as of June 30, 2014. The income tax benefit was based on management’s best estimate of the Company’s full year effective tax rate of approximately 37%. Due to the seasonality of the business, the Company is expected to fully reverse this increase in deferred tax asset during the fiscal year ending March 31, 2015. For the three months ended June 30, 2013, the Company recorded an income tax benefit of approximately $326,000 due to the loss from operations which generated an additional current deferred tax asset of approximately $326,000 as of June 30, 2013.

NET LOSS

For the three months ended June 30, 2014 net loss decreased to $499,529 compared to a net loss of $541,066 for the same period a year ago. The decrease in net loss was primarily due to the same reasons discussed in loss from operations and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, Singing Machine had cash on hand of $502,872 of which $138,042 was restricted as collateral for a stand-by letter of credit as compared to cash on hand of $408,755 of which $137,967 was restricted as collateral for a stand-by letter of credit on June 30, 2013. We had working capital of $875,800 as of June 30, 2014.

Net cash used in operating activities was $1,037,701 for the three months ended June 30, 2014, as compared to $1,120,168 used in operating activities the same period a year ago. During the three month period ending June 30, 2014 there was a loss before income tax benefit of approximately $790,000 due primarily to increased gross profit margin offset by increased selling and administrative expenses as explained in Net Sales, Gross Profit and Operating Expenses above. The Company also increased its accounts payable and net due to related parties by approximately $5,500,000 which was offset by an increase in inventory of approximately $5,700,000 during the three month period ended June 30, 2014 in anticipation of upcoming seasonal customer sales.

Net cash used in operating activities was $1,120,168 for the three months ended June 30, 2013. During the three month period ending June 30, 2013 there was a net loss of approximately $541,000 due primarily to lower gross profit margin on the mix of products sold, increased selling and administrative expenses associated with the planned launch of a new product line and a decrease in the amount of warehouse expense reimbursements from related parties. The Company also reduced its net due to related parties by approximately $593,000 during the three month period ended June 30, 2013.

Net cash used by investing activities for the three months ended June 30, 2014 was $33,013 as compared to $260,144 used by investing activities for the same period ended a year ago. This decrease in investment activity was due to a decrease in investment of tooling and molds for new products during the three month period ended June 30, 2014 as compared to the three months ended June 30, 2013 when the company invested in tooling and molds for new products of approximately $138,000 as well as forklift trucks, furniture and warehouse racking for the new California warehouse facility totaling approximately $122,000. In addition, during the three month period ended June 30, 2013, we deposited approximately $138,000 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (new California warehouse’s landlord) as a security deposit required by the property lease.

Net cash used by investing activities for the three months ended June 30, 2013 was $260,144. This increase in investment activity was due to additional investment during the three month period ended June 30, 2013.

Net cash provided by financing activities for the three month period ended June 30, 2014 was $81,445 compared to cash used in financing activities of $1,896 for the same period ended a year ago. Financing activities for the three month period ended June 30, 2014 included net borrowings from the existing line of credit of $84,414 offset by payments on long-term-capital lease of $2,969. Financing activities for the three month period ended June 30, 2013 consisted of payments on long-term-capital lease of $1,896.

Forward-looking liquidity and capital resources: As previously announced, SMC on July 14. 2014 entered into a 3-year Revolving Credit Facility with PNC Bank which provides for a near-tripling of our credit availability and at more attractive pricing than the previous factoring arrangement with Crestmark Bank. In addition to our current bank financing, the Starlight Group (“Group”) has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2015, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year. During the three months ended June 30, 2014, our related party debt increased by approximately $643,000 primarily due to increases in related-party inventory purchases in anticipation of the upcoming peak season selling period. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

Our average monthly general and administrative expenses are approximately $310,000. We expect that we will require approximately $930,000 for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Collecting our existing accounts receivable;
•	Selling existing inventory;
•	Vendor financing;
•	Borrowing from the Revolving Credit facility;
•	Extended payment terms from our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related and non-related parties.

Our sources of cash for working capital in the long term, 12 months and beyond are essentially the same as our sources during the short term. As of July 14, 2014, we have secured an asset based lending facility with PNC Bank N.A. which provides for a maximum loan amount of $15,000,000 during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations and to continue as a going concern.

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate defective returns and maintain the appropriate level of inventory. We believe that our warranty provision reflects the proper amount of reserves to cover potential defective sales returns based on historical return ratios and information available from the customers.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for systems and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 88.1% and 90.0% of net sales in fiscal 2014 and 2013, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

•	Identify the contract(s) with a customer.

•	Identify the performance obligations in the contract.

•	Determine the transaction price.

•	Allocate the transaction price to the performance obligations in the contract.

•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period with early application not allowed. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. An entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU is effective for all entities for reporting periods beginning after December 15, 2015. Management does not believe the implementation of ASU 2014-12 will have any material effect on the company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of a material weakness as identified in (b) below.

(b) Changes in Internal Controls. In our Annual Report for Fiscal 2014, we concluded that our internal control over financial reporting was not effective and identified a material weakness due to a deficiency in controls over matching and recording of invoices for inventory goods received. The Company’s procedures were inadequate to ensure that invoices for goods received were properly matched to a receiving log and recorded or accrued in accounts payable. Since the filing of the Annual Report for Fiscal 2014, the CFO has initiated remediation of this material weakness by implementing the following procedures during the quarter ended June 30, 2014:

•	Prepared checklist of items to be identified during the reconciliation and review process.
•	Reconciliation of an independently prepared monthly invoice log to invoices recorded or accrued in accounts payable.
•	Cross referencing invoice logs to the detailed shipped container log to identify and resolve any discrepancies.
•	Ensure that all invoices related to received and in-transit goods are timely recorded.

We will continue to monitor the remediation process and procedures implemented to ensure that the identified material weakness has been fully addressed.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 14, 2014	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

