Form 10-Q
period 2014-09-30
SINGING MACHINE CO INC
filed 2014-11-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,117,517 as of November 14, 2014

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$174,314	$1,354,099
Restricted cash	138,042	138,042
Accounts receivable, net of allowances of $235,621 and $172,465, respectively	8,952,305	955,551
Due from Crestmark Bank	-	19,638
Due from related party - Starlight Consumer Electronics USA, Inc.	-	233,004
Due from related party - Starlight Electronics USA, Inc.	-	51,196
Due from related party - Starlight Electronics Co., Ltd	43,320	83,320
Due from related party - Cosmo Communications Canada, Inc.	197,547	-
Due from related party - Winglight Pacific, Ltd	973,172	-
Inventories, net	15,057,895	5,827,613
Prepaid expenses and other current assets	158,866	91,088
Deferred financing costs	74,078	-
Deferred tax asset, net	715,541	604,284
Total Current Assets	26,485,080	9,357,835

Property and equipment, net	532,034	561,225
Other non-current assets	11,394	17,630
Deferred financing costs, net current portion	132,721	-
Deferred tax asset, net current portion	1,793,972	1,793,972
Total Assets	$28,955,201	$11,730,662

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$11,357,205	$1,918,076
Due to related party - Starlight Marketing Development, Ltd.	-	1,107,678
Subordinated related party debt - Starlight Marketing Development, Ltd.	-	816,753
Note payable related party - Ram Light Management, Ltd.	393,039	-
Subordinated related party debt - Ram Light Management, Ltd.	-	1,683,247
Due to related party - Ram Light Management, Ltd	583,247	-
Due to related party - Starfair Electronics Company, Ltd.	-	17,738
Due to related party - Starlight R&D, Ltd.	2,489,234	194,678
Due to related party - Cosmo Communications Canada, Inc.	-	50,441
Due to related party - Starlight Consumer Electronics Co., Ltd.	399,063	1,051,913
Due to related parties - Other Starlight Group Companies	2,579	3,534
Accrued expenses	1,158,599	446,314
Revolving Line of Credit	5,350,881	-
Current portion of capital lease	12,349	12,076
Obligations to clients for returns and allowances	468,878	469,838
Warranty provisions	528,031	235,172
Total Current Liabilities	22,743,105	8,007,458

Long-term capital lease, net of current portion	7,462	13,706
Note payable related party debt - Ram Light Management, Ltd. net of current portion	706,961	-
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	-
Total Liabilities	25,381,959	8,021,164

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,117,517 and 38,070,642 shares issued and outstanding, respectively	381,175	380,706
Additional paid-in capital	19,303,760	19,262,127
Accumulated deficit	(16,111,693)	(15,933,335)
Total Shareholders' Equity	3,573,242	3,709,498
Total Liabilities and Shareholders' Equity	$28,955,201	$11,730,662

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Sales	$15,952,059	$10,834,570	$18,497,018	$12,248,137

Cost of Goods Sold	12,790,291	8,431,835	14,819,359	9,543,978

Gross Profit	3,161,768	2,402,735	3,677,659	2,704,159

Operating Expenses
Selling expenses	1,266,767	902,066	1,612,034	1,182,840
General and administrative expenses	1,267,246	950,171	2,196,118	1,809,942
Depreciation and amortization	48,306	30,659	77,637	57,977
Total Operating Expenses	2,582,319	1,882,896	3,885,789	3,050,759

Income (Loss) from Operations	579,449	519,839	(208,130)	(346,600)

Other Expenses
Interest expense	(79,644)	(8,741)	(81,485)	(9,709)

Income (Loss) before income tax (provision) benefit	499,805	511,098	(289,615)	(356,309)

Income tax (provision) benefit	(178,634)	(187,147)	111,257	139,194

Net Income (Loss)	$321,171	$323,951	$(178,358)	$(217,115)

Income (Loss) per Common Share
Basic	$0.01	$0.01	$0.00	$(0.01)
Diluted	$0.01	$0.01	$0.00	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic	38,083,663	38,060,569	38,077,116	38,044,772
Diluted	38,538,510	38,590,502	38,077,116	38,044,772

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net Loss	$(178,358)	$(217,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,204	57,977
Amortization of deferred financing costs	15,433	-
Change in inventory reserve	50,000	150,000
Change in allowance for bad debts	63,156	42,552
Loss from disposal of property and equipment	-	4,479
Stock based compensation	42,103	22,275
Warranty provisions	292,859	149,996
Change in net deferred tax assets	(111,257)	(139,194)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(8,059,910)	(6,855,720)
Inventories	(9,280,282)	(5,498,065)
Prepaid expenses and other current assets	(67,778)	(103,143)
Other non-current assets	6,236	142,326
Increase (Decrease) in:
Accounts payable	9,439,129	6,238,600
Net due to related parties	726,052	3,608,279
Accrued expenses	712,285	471,094
Obligations to clients for returns and allowances	(960)	12,178
Net cash used in operating activities	(6,289,088)	(1,913,481)
Cash flows from investing activities:
Purchase of property and equipment	(33,013)	(154,179)
Deposit of restricted cash	-	(137,967)
Net cash used in investing activities	(33,013)	(292,146)
Cash flows from financing activities:
Net proceeds from revolving line of credit	5,350,881	-
Net proceeds from Crestmark Bank credit facility	19,638	1,566,278
Payment of deferred financing costs	(222,232)	-
Payments on long-term capital lease	(5,971)	(4,767)
Net cash provided by financing activities	5,142,316	1,561,511
Net decrease in cash	(1,179,785)	(644,116)

Cash at beginning of year	1,354,099	1,652,996
Cash at end of period	$174,314	$1,008,880

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$63,205	$9,709
Supplemental Disclosures of Non-cash Investing Activities:
Property and equipment purchased under capital lease	$-	$36,388

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended September 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of September 30, 2014 and March 31, 2014, the Company had cash deposits of $0 and $964,282 that exceeded the FDIC insurance limit. In addition, the Company deposited $138,042 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (California warehouse’s landlord) as a security deposit required by the property lease. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at September 30, 2014 and March 31, 2014 were $135,872 and $277,859 respectively.

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

COMPUTATION OF EARNINGS PER SHARE

Income (loss) per common share is computed by dividing net income (loss) by the weighted average of common shares outstanding during the period. Diluted net income (loss) per share is presented as the conversion of stock options would have a dilutive effect. As of September 30, 2014 and 2013 total potential dilutive shares amounted to approximately 455,000 and 530,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three months ended September 30, 2014 and 2013, however, they were not included in the computation of earnings per share for the six months ended September 30, 2014 and 2013 because their effect is anti-dilutive.

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

STOCK BASED COMPENSATION

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and six months ended September 30, 2014 and 2013 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2014 and 2013 the stock option expense was $2,205 and $12,420, respectively. For the six months ended September 30, 2014 and 2013 the stock option expense was $34,603 and $14,776, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 7% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended September 30, 2014 and 2013 was $821,026 and $581,427, respectively. Advertising expense for the six months ended September 30, 2014 and 2013 was $1,020,746 and $726,934, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2014 and 2013, these amounts totaled $45,313 and $33,212, respectively. For the six months ended September 30, 2014 and 2013, these amounts totaled $73,513 and $57,002, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that at every interim and annual period, management determine whether conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management’s initial consideration of the relevant conditions and events indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate these factors will alleviate that substantial doubt. The mitigating effect is considered only if it is probable that the plan will be effectively implemented and probable that the plans will mitigate the conditions or events that raised the substantial doubt. If management’s plans will alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the conditions or events that raised substantial doubt and management’s plans that alleviated those concerns. If management’s plans will not alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the same conditions and events along with management’s plans that did not alleviate the substantial doubt, in addition to a statement that indicates there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods within annual periods beginning after December 15, 2016. Management is currently assessing whether the implementation of ASU 2014-15 will have any material effect on the company’s consolidated financial statement disclosures.

NOTE 3- INCOME TAXES

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2015 is estimated to be approximately 38%. The effective tax rate for the fiscal year ended March 31, 2014 was approximately 40%.

As of September 30, 2014 and March 31, 2014, The Singing Machine had gross deferred tax assets of approximately $3.3 million and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $0.8 million. A valuation allowance was recorded against deferred tax assets because it is more likely than not that a portion of the tax benefits from the gross deferred tax assets will not be realized. For the three month period ended September 30, 2014, the Company recorded income before income tax provision of approximately $500,000 which generated a decrease in current deferred tax assets and an income tax provision of approximately $179,000. For the six month period ended September 30, 2014, the Company recorded a loss before income tax benefit of approximately $290,000 which generated additional current deferred tax assets and an income tax benefit of approximately $111,000. Due to the seasonality of the business, the Company is expected to reverse this increase in deferred tax assets during the remainder of fiscal year ending March 31, 2015.

As of September 30, 2014 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2011 through March 31, 2014.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	September 30,	March 31,
	2014	2014
	(unaudited)	(audited)

Finished Goods	$12,173,479	$6,187,520
Inventory in Transit	3,572,416	278,093
Inventory Reserve	(688,000)	(638,000)

Inventories, net	$15,057,895	$5,827,613

Inventory consigned to a distribution center at September 30, 2014 and March 31, 2014 was $353,201 and was fully reserved at September 30, 2014 and March 31, 2014.

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2014	2014
		(unaudited)	(audited)

Computer and office equipment	5 years	$283,061	$282,921
Furniture and fixtures	5-7 years	4,312	4,312
Warehouse equipment	7 years	224,106	224,106
Molds and tooling	3-5 years	2,357,133	2,324,120
		2,868,612	2,835,459
Accumulated depreciation		2,336,578	2,274,234
Property and equipment, net		$532,034	$561,225

Depreciation expense for the three months ended September 30, 2014 and September 30, 2013 was $32,873 and $30,659, respectively.

Depreciation expense for the six months ended September 30, 2014 and September 30, 2013 was $62,204 and $57,977, respectively.

NOTE 6 – LINE OF CREDIT

CRESTMARK BANK

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which was terminated by SMC on July 15, 2014 and replaced by a revolving credit facility from PNC Bank National Association.

Interest on the line of credit and discounting charges on accounts receivable advances was accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. During the three month period ended September 30, 2014 and 2013, the Company incurred interest expense of $3,271 and $8,061, respectively on amounts borrowed against the line of credit. During the six month period ended September 30, 2014 and 2013, the Company incurred interest expense of $5,298 and $8,796, respectively on amounts borrowed against the line of credit. The credit facility was secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. There was a 1% commission fee of the gross invoice amount on all domestic accounts receivable pledged. For the three months ended September 30, 2014 and 2013, the Company incurred commission fees on pledged receivables in the amount of $1,498 and $44,113, respectively. For the six months ended September 30, 2014 and 2013, the Company incurred commission fees on pledged receivables in the amount of $16,004 and $67,133 respectively. There were no amounts outstanding on the line of credit as of September 30, 2014 and March 31, 2014.

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

Interest on the Revolving Line of Credit is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three month and six month periods ended September 30, 2014 and 2013, the Company incurred interest expense of $61,065 and $0, respectively on amounts borrowed against the line of credit. During the three and six month periods ended September 30, 2014 and 2013, the Company incurred an unused facility fee of $7,617 and $0, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and are amortized over the term of the agreement. During the three month and six month period ended September 30, 2014 and 2013, the Company incurred amortization expense of $15,433 and $0, respectively associated with the amortization of deferred financing costs.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd.in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable beginning December 31, 2014. The first scheduled principal and interest payment of $150,000 will only be permitted upon receipt of the Company’s December 31, 2014 quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. For the three and six months ended September 30, 2014 and 2013 the company accrued interest expense on the Ram Light Note in the amount of $12,694 and $0, respectively.

NOTE 7 – LONG-TERM CAPITAL LEASE

On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $36,388. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of September 30, 2014 and March 31, 2014 the outstanding amount due to Wells Fargo was $19,811 and $25,782 respectively.

As of September 30, 2014 and March 31, 2014, the Company had obligations under the capital lease payable as follows:

	September 30, 2014	March 31, 2014

Total minimum lease payments
Within one year	$12,984	$12,984
After one year but within 3 years	7,574	14,066
	20,558	27,050
Interest payments relating to future periods	(747)	(1,268)

Present Value of minimum lease payments	$19,811	$25,782

For the three month periods ended September 30, 2014 and September 30, 2013 the amount of interest related to the capital lease was $244 and $375, respectively. For the six month periods ended September 30, 2014 and September 30, 2013 the amount of interest related to the capital lease was $521 and $643, respectively.

NOTE 8 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the condensed consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of September 30, 2014 and March 31, 2014, obligations to clients for returns and allowances reclassified from accounts receivable were $468,878 and $469,838, respectively. As of September 30, 2014 and March 31, 2014 there were no customers requesting payment of their credit balance and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company is committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau expiring at varying dates. Rent expense for the three month periods ended September 30, 2014 and 2013 was $147,905 and $148,424, respectively. Rent expense for the six months ended September 30, 2014 and 2013 was $311,375 and $303,655, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2014 are as follows:

Property Leases
For period ending September 30
2015	$524,397
2016	550,102
2017	503,594
2018	499,872
2019	524,271
2020 and beyond	480,582
$3,082,818

NOTE 10- SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

On September 5, 2014 the Company issued 46,875 shares of its common stock to our Board of Directors at $0.16 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2015.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (the “Plan”), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2014, the Plan had expired and no shares were available to be issued. As of September 30, 2014 there were 1,196,000 options still outstanding under the Plan. This does not include an additional 700,000 options issued after the expiration date of the plan to directors and key employees as compensation that were not issued from the Plan.

There were no stock options issued during the three and six month periods ended September 30, 2014.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and six months ended September 30, 2014 and 2013 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2014	2013	2014	2013

North America	$15,756,547	$10,834,570	$18,046,800	$12,248,137
Europe and Australia	195,512	-	450,218	-
	$15,952,059	$10,834,570	$18,497,018	$12,248,137

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 – DUE TO / FROM RELATED PARTIES, NET

As of September 30, 2014 and March 31, 2014 the Company had amounts due to related parties in the amounts of $6,498,554 and $4,925,982 respectively, consisting of an interest-bearing note payable to Ram Light Management Ltd of $1,100,000 and $0, respectively (See Note 6) and non-interest bearing trade payables due to Starlight affiliates in the amount of $5,398,554 and $4,925,982, respectively. As of September 30, 2014 and March 31, 2014 the Company had amounts due from related parties in the amounts of $1,214,039 and $367,520 respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2014 and September 30, 2013 the Company sold approximately $86,000 and $1,189,000, respectively to Starlight Electronics Company, Ltd. (“SEC”). During the six months ended September 30, 2014 and September 30, 2013 the Company sold approximately $403,000 and $1,416,000, respectively to SEC. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SEC for the three months ended September 30, 2014 and September 30, 2013 was 16.5% and 8.6%, respectively. The average gross profit margin on sales to SEC for the six months ended September 30, 2014 and September 30, 2013 was 16.5% and 8.5%, respectively. During the three and six months ended September 30, 2014 and September 30, 2013 the Company sold approximately $973,000 to Winglight Pacific, Ltd. (“Winglight”). These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three and months ended September 30, 2014 and September 30, 2013 was 16.0%. These products were drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the three months ended September 30, 2014 and September 30, 2013 the Company sold additional product to Cosmo of approximately $144,000 and $498,000, respectively from our California warehouse facility. During the six months ended September 30, 2014 and September 30, 2013 the Company sold an additional $245,000 and $780,000, respectively of product to Cosmo from our California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

For the three and six month periods ended September 30, 2014 and 2013 the Company received approximately $117,000 and $0, respectively in licensing fees from SEC for sales of the Company’s products that were sold directly to Cosmo by SEC. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company purchased products and services from Starlight R&D, Ltd, (“SLRD”) a subsidiary of Starlight International Holding Ltd. The purchases from SLRD for the three month period ended September 30, 2014 and 2013 were $3,404,499 and $164,057, respectively. The purchases from SLRD for the six month period ended September 30, 2014 and 2013 were $3,429,268 and $206,162, respectively. The Company purchased products from Starfair Electronics Co., Ltd, (“SFE”) a subsidiary of Starlight International Holding Ltd. The purchases from SFE for the three month period ended September 30, 2014 and 2013 were $0 and $665,164 respectively. The purchases from SFE for the six month period ended September 30, 2014 and 2013 were $0 and $741,867 respectively. The Company purchased products and services from Starlight Consumer Electronics USA, Inc. (“SCE”) a subsidiary of Starlight International Holding Ltd. The purchases from SCE for the three month period ended September 30, 2014 and 2013 were $222,495 and $7,748,415, respectively. The purchases from SCE for the six month period ended September 30, 2014 and 2013 were $1,820,695 and $9,701,934, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with SCE, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for SCE, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, SCE, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received $41,923 and $0 in service fees from these affiliates during the three month periods ended September 30, 2014 and September 30, 2013, respectively. The Company received $85,208 and $0 in service fees from these affiliates during the six month periods ended September 30, 2014 and September 30, 2013, respectively. The agreement expires on March 31, 2015 and is estimated to yield approximately $180,000 in reimbursements for the fiscal year ending March 31, 2015.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received $0 and $108,804 in service fees from these affiliates during the three month periods ended September 30, 2014 and September 30, 2013, respectively. The Company received $0 and $191,304 in service fees from these affiliates during the six months ended September 30, 2014 and September 30, 2013, respectively. This agreement expired on March 31, 2014.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Estimated return and allowance liabilities at beginning of period	$156,824	$134,270	$235,172	$215,471
Costs accrued for new estimated returns and allowances	442,798	326,763	513,721	375,504
Return and allowance obligations honored	(71,591)	(95,566)	(220,862)	(225,508)

Estimated return and allowance liabilities at end of period	$528,031	$365,467	$528,031	$365,467

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2014 and 2013.

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	80.2%	77.8%	80.1%	77.9%

Gross Profit	19.8%	22.2%	19.9%	22.1%

Operating Expenses
Selling expenses	7.9%	8.3%	8.7%	9.7%
General and administrative expenses	8.0%	8.8%	11.9%	14.8%
Depreciation and amortization	0.3%	0.3%	0.4%	0.5%

Total Operating Expenses	16.2%	17.4%	21.0%	24.9%

Income (Loss) from Operations	3.6%	4.8%	-1.1%	-2.8%

Other Expenses
Interest expense	-0.5%	-0.1%	-0.4%	-0.1%

Income (Loss) before income tax (provision) benefit	3.1%	4.7%	-1.5%	-2.9%

Income tax (provision) benefit	-1.1%	-1.7%	0.6%	1.1%

Net Income (Loss)	2.0%	3.0%	-0.9%	-1.8%

QUARTER ENDED SEPTEMBER 30, 2014 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2013

NET SALES

Net sales for the quarter ended September 30, 2014 increased to $15,952,059 from $10,834,570 an increase of approximately $5,117,000 as compared to the same period ended September 30, 2013. This increase in sales is primarily due to the expansion of the Company’s products in Wal-Mart stores which accounted for approximately $4,300,000 or 84% of the increase. The remaining increase was primarily due to increased product sales to two wholesale club stores who decided to add a second karaoke model to their assortment.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2014 increased to $3,161,768 from $2,402,735 an increase of approximately $759,000 as compared to the same period in the prior year. This increase is primarily due to the increase in revenue in the quarter to Wal-Mart stores and wholesale club stores as compared to the same quarter in the prior year. This increase due to sale volume was somewhat offset by lower gross profit margin due to sales mix of special promotion products to Wal-Mart stores.

Gross profit margin for the three month period ended September 30, 2014 was 19.8% compared to 22.2% for the three month period ended September 30, 2013, a decrease of 2.4%. Sales of lower margin special promotion products to Wal-Mart stores accounted for approximately a 2.0% decrease in the gross profit margin, additional excess inventory reserves accounted for another .3% of the decrease with the remaining decrease in gross profit margin due to the mix of products sold during the comparable period.

OPERATING EXPENSES

For the quarter ended September 30, 2014, total operating expenses increased to $2,582,319. This represents an increase of $699,000 from the same period’s quarter ended total operating expenses of $1,882,896. This increase was primarily due to an increase of approximately $365,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers and an increase in general and administrative expenses of approximately $317,000 with the remaining increase primarily due to amortization of deferred financing costs associated with obtaining the PNC Bank financing facility.

Selling expenses increased approximately $365,000 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. Due to the increase in net sales for the quarter ended September 30, 2014, advertising co-op allowance for major retail customers increased approximately $199,000 accounting for 55% of the increase. Sales commissions increased approximately $95,000 accounting for 26% of the increase. Discretionary marketing expenses increased approximately $40,000 primarily due to investment in displays for an end-cap program at a major retail customer accounting for 11% of the increase with the remaining variance due to other variable selling expenses which increased commensurate with the increased net sales.

General and administrative expenses increased approximately $317,000 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. There was an increase of approximately $110,000 in payroll expenses due to the timing of a sales bonus accrual and new hires in customer support, marketing and logistics departments which accounted for 35% of the increase. There was a decrease in expense reimbursement of warehouse expenses of approximately $95,000 as the company performed less logistics services for related-party entities which accounted for 30% of the increase. There was an increase of approximately $105,000 in warehouse supplies and temporary labor associated with a special December pallet project for Wal-Mart stores which accounted for 33% of the increase with the remaining increase due to other variable general and administrative expenses.

INCOME FROM OPERATIONS

Income from operations increased approximately $60,000 this quarter, to $579,449 for the three months ended September 30, 2014 compared to income from operations of $519,839 for the same period ended September 30, 2013. The increase in sales and gross profit margin offset by the increase in operating expenses as explained above for the three months ended September 30, 2014 compared to the same period ended September 30, 2013 accounted for most of the variance.

OTHER EXPENSES

Our other expenses (interest expense) increased to $79,644 from $8,741 for the same period a year ago. Interest expense of approximately $57,000 was incurred due to increased borrowing activity with the company’s financing facility with PNC Bank to finance inventory required for increased sales which accounted for 71% of the increase. The remaining increase was primarily due to interest accrued on past due trade payables to a related-party that were converted to a note as part of the financing agreement with PNC Bank.

INCOME TAXES

For the three months ended September 30, 2014 and September 30, 2013 the Company recognized an income tax provision of approximately $179,000 and $187,000, respectively due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 38% and 39%, respectively.

NET INCOME

For the three months ended September 30, 2014 net income decreased to $321,171 compared to net income of $323,951 for the same period a year ago. The decrease in net income was the same as explained in income from operations.

SIX MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2013

NET SALES

Net sales for the six months ended September 30, 2014 increased to $18,497,018 from $12,248,137, an increase of approximately $6,249,000 as compared to the same period ended September 30, 2013. This increase in sales is primarily due the expansion of the Company’s products in Wal-Mart stores which accounted for approximately $4,300,000 or 69% of the increase. There was an increase in sales of approximately $1,500,000 to one wholesale club store who elected to add a second karaoke model to their customers which accounted for 24% of the increase. The remaining increase in sales was primarily due to timing of shipments to other customers that were earlier than in the prior fiscal year.

GROSS PROFIT

Gross profit for the six months ended September 30, 2014 increased to $3,677,659 from $2,704,159 an increase of approximately $974,000 as compared to the same period in the prior year. This increase is primarily due to the increase in revenue in the quarter to Wal-Mart stores and a wholesale club store as compared to the same quarter in the prior year. This increase due to increased sale volume was somewhat offset by lower gross profit margin due to sales mix of special promotion products to Wal-Mart stores.

Gross profit margin for the six month period ended September 30, 2014 was 19.9% as compared to 22.1% for the six month period ended September 30, 2013, a decrease of 2.2%. Sales of lower margin special promotion products to Wal-Mart stores accounted for approximately 1.7% decrease in the gross profit margin, additional excess inventory reserves accounted for another .3% of the decrease with the remaining decrease in gross profit margin due to the mix of products sold during the comparable period.

OPERATING EXPENSES

For the six months ended September 30, 2014, total operating expenses increased to $3,885,789 from $3,050,759 for the six months ended September 30, 2013, an increase of approximately $835,000. This increase was primarily due an increase of approximately $429,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers, and an increase general and administrative of approximately $386,000 with the remaining increase primarily due to amortization of deferred financing costs associated with obtaining the PNC Bank financing facility.

Selling expenses increased approximately $429,000 for the six months ended September 30, 2014 compared to the six months ended September 30, 2013. Due to the increase in net sales for the six months ended September 30, 2014, advertising co-op allowance for major retail customers increased approximately $298,000 accounting for 69% of the decrease. Sales commissions increased approximately $115,000 accounting for 27% of the increase with the remaining variance due to other variable selling expenses which increased commensurate with the increased net sales.

General and administrative expenses increased approximately $386,000 for the six months ended September 30, 2014 compared to same period ended September 30, 2013. There was an increase of approximately $146,000 in payroll expenses due to the timing of a sales bonus accrual and new hires in customer support, marketing and logistics departments which accounted for 38% of the increase. There was a decrease in expense reimbursement of warehouse expenses of approximately $104,000 as the company performed less logistics services for related-party entities which accounted for 27% of the increase. There was an increase of approximately $104,000 in warehouse supplies and temporary labor associated with a special pallet project for Wal-Mart stores which accounted for 27% of the increase with the remaining increase due to other variable general and administrative expenses.

LOSS FROM OPERATIONS

Loss from operations decreased approximately $138,000 to loss from operations of $208,130 for the six months ended September 30, 2014 compared to loss from operations of $346,600 for the same period ended September 30, 2013. The increase in sales and gross profit margin somewhat offset by the increase in operating expenses as explained above for the six months ended September 30, 2014 compared to the same period ended September 30, 2013 accounted for most of the variance.

OTHER EXPENSES

Our other expenses (interest expense) increased to $81,485 from $9,709 for the same period a year ago. Interest expense of approximately $57,000 was incurred due to increased borrowing activity with the company’s financing facility with PNC Bank to finance inventory required for increased sales which accounted for 71% of the increase. The remaining increase was primarily due to interest accrued on past due trade payables to a related-party that were converted to a note as part of the financing agreement with PNC Bank.

INCOME TAXES

For the six months ended September 30, 2014 and September 30, 2013 the Company recognized an income tax benefit of approximately $111,000 and $139,000 due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 38% and 39%, respectively.

NET LOSS

For the six months ended September 30, 2014 net loss decreased to $178,358 compared to net loss of $217,115 for the same period a year ago. The increase in net income was the same as explained in income from operations and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, Singing Machine had cash on hand of $312,356 of which $138,042 was restricted as collateral for a stand-by letter of credit as compared to cash on hand of $1,492,141 with restricted cash of $138,042 as of March 31, 2014. We had working capital of $3,741,975 as of September 30, 2014.

Net cash used in operating activities was $6,289,088 for the six months ended September 30, 2014, as compared to $1,913,481 used in operating activities during the same period a year ago. During the six month period ending September 30, 2014 the company experienced increased shipments and inventory requirements from vendors resulting in an increase in inventory (especially in-transit) of approximately $9,300,000. Accounts receivable also increased by approximately $8,100,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2014. These uses of cash were offset by an increase of accounts payable (primarily inventory vendors) of approximately $9,400,000, increase in related party debt (primarily for goods manufactured by related parties) of approximately $700,000 and increases in accrued expenses of approximately $700,000 commensurate with the increase in seasonal sales. These changes accounted for 95% of the cash used in operations with the remaining 2% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was $1,913,481 for the six months ended September 30, 2013. During the six month period ending September 30, 2013 the company experienced product shipment delays from vendors resulting in an increase in inventory (especially in-transit) of approximately $5,500,000. Accounts receivable also increased by approximately $6,900,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2013. These uses of cash were offset by an increase of accounts payable (primarily inventory vendors) of approximately $6,200,000, increase in related party debt (primarily for goods manufactured by related parties) of approximately $3,600,000 and increases in accrued expenses of approximately $500,000 commensurate with the increase in seasonal sales. These changes accounted for 94% of the cash used in operations with the remaining 6% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the six months ended September 30, 2014 was $33,013 as compared to $292,146 used by investing activities for the same period ended a year ago. The decrease in investment activity was due limited investment of tooling and molds for new products as compared to the same period in the prior year where the company invested in forklift trucks, furniture and warehouse racking for the new California warehouse facility totaling approximately $154,000. In addition during the six month period ended September 30,2013 we had deposited approximately $138,000 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (new California warehouse’s landlord) as a security deposit required by the property lease.

Net cash provided by financing activities was $5,142,316 for the six months ended September 30, 2014, as compared to net cash provided by financing activities of $1,561,511 for the same period ended a year ago. In July 2014, the company entered into a financing arrangement with PNC Bank and borrowed approximately $5,300,000 from the PNC Bank credit facility for working capital during the six months ended September 30, 2014 and was offset by payment of deferred financing costs of approximately $200,000. The company borrowed approximately $1,600,000 against the Crestmark Bank credit facility during the six months ended September 30, 2013. In April 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $36,388.

In addition to our current financing arrangements, the Starlight Group (“Group”) has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2015, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year. During the six months ended September 30, 2014, our related party debt increased by approximately $726,000 primarily due to amounts owed for product shipped to the company during the period. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

Our average monthly general and administrative expenses are approximately $360,000. We expect that we will require approximately $1,100,000 for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Collecting our existing accounts receivable;
•	Selling existing inventory;
•	Vendor financing;
•	Borrowing from PNC bank credit facility;
•	Extended payment terms from our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related parties.

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

(b) Changes in Internal Controls. In our Annual Report for Fiscal 2014, we concluded that our internal control over financial reporting was not effective and identified a material weakness due to a deficiency in controls over matching and recording of invoices for inventory goods received. The Company’s procedures were inadequate to ensure that invoices for goods received were properly matched to a receiving log and recorded or accrued in accounts payable. Since the filing of the Annual Report for Fiscal 2014, the CFO has completed remediation of this material weakness by implementing the following procedures:

•	Prepare checklist of items to be identified during the reconciliation and review process.
•	Reconcile an independently prepared monthly invoice log to invoices recorded or accrued in accounts payable.
•	Cross reference invoice logs to the detailed shipped container log to identify and resolve any discrepancies.
•	Ensure that all invoices related to received and in-transit goods are timely recorded.

There were no other changes in the Company’s internal controls over financial reporting during the six month period ended September 30, 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 14, 2014	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

