Form 10-Q
period 2014-12-31
SINGING MACHINE CO INC
filed 2015-02-17
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,117,517 as of February 17, 2015

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$473,401	$1,354,099
Restricted cash	-	138,042
Accounts receivable, net of allowances of $253,988 and $172,465, respectively	7,816,789	955,551
Due from Crestmark Bank	-	19,638
Due from related party - Starlight Consumer Electronics USA, Inc.	-	233,004
Due from related party - Starlight Electronics USA, Inc.	-	51,196
Due from related party - Starlight Electronics Co., Ltd	169,511	83,320
Due from related party - Cosmo Communications Canada, Ltd	184,038	-
Due from related party - Winglight Pacific, Ltd	582,133	-
Inventories, net	7,641,229	5,827,613
Prepaid expenses and other current assets	92,413	91,088
Deferred financing costs	74,077	-
Deferred tax asset, net	206,289	604,284
Total Current Assets	17,239,880	9,357,835

Property and equipment, net	500,651	561,225
Other non-current assets	11,394	17,630
Deferred financing costs, net current portion	114,202	-
Deferred tax asset, net current portion	1,793,972	1,793,972
Total Assets	$19,660,099	$11,730,662

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$4,397,407	$1,918,076
Due to related party - Starlight Marketing Development, Ltd.	-	1,107,678
Subordinated related party debt - Starlight Marketing Development, Ltd.	-	816,753
Note payable related party - Ram Light Management, Ltd.	673,825	-
Subordinated related party debt - Ram Light Management, Ltd.	-	1,683,247
Due to related party – Ram Light Management, Ltd.	583,247	-
Due to related party - Starfair Electronics Company, Ltd.	-	17,738
Due to related party - Starlight R&D, Ltd.	1,997,389	194,678
Due to related party - Cosmo Communications Canada, Inc.	-	50,441
Due to related party - Starlight Consumer Electronics Co., Ltd.	257,436	1,051,913
Due to related parties - Other Starlight Group Companies	-	3,534
Accrued expenses	1,326,211	446,314
Revolving line of credit	2,425,424	-
Current portion of capital lease	12,488	12,076
Obligations to clients for returns and allowances	275,258	469,838
Warranty provisions	747,210	235,172
Total Current Liabilities	12,695,895	8,007,458

Long-term capital lease, net of current portion	4,288	13,706
Note payable related party debt - Ram Light Management, Ltd. net of current portion	426,175	-
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	-
Total Liabilities	15,050,789	8,021,164

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,117,517 and 38,070,642 shares issued and outstanding, respectively	381,175	380,706
Additional paid-in capital	19,305,965	19,262,127
Accumulated deficit	(15,077,830)	(15,933,335)
Total Shareholders' Equity	4,609,310	3,709,498
Total Liabilities and Shareholders' Equity	$19,660,099	$11,730,662

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net Sales	$18,086,370	$16,814,794	$36,583,388	$29,062,931

Cost of Goods Sold	14,034,505	12,707,912	28,853,864	22,251,890

Gross Profit	4,051,865	4,106,882	7,729,524	6,811,041

Operating Expenses
Selling expenses	1,078,905	1,218,688	2,690,939	2,401,528
General and administrative expenses	1,258,643	1,344,634	3,454,761	3,154,577
Depreciation and amortization	33,969	54,506	96,173	112,483
Total Operating Expenses	2,371,517	2,617,828	6,241,873	5,668,588

Income from Operations	1,680,348	1,489,054	1,487,651	1,142,453

Other Expenses
Interest expense	(118,713)	(41,102)	(200,198)	(50,810)
Financing costs	(18,519)	-	(33,952)	-
Net Other Expenses	(137,232)	(41,102)	(234,150)	(50,810)

Income before income tax provision	1,543,116	1,447,952	1,253,501	1,091,643

Income tax provision	(509,252)	(627,278)	(397,995)	(488,084)

Net Income	$1,033,864	$820,674	$855,506	$603,559

Income per Common Share
Basic	$0.03	$0.02	$0.02	$0.02
Diluted	$0.03	$0.02	$0.02	$0.02

Weighted Average Common and Common Equivalent Shares:
Basic	38,117,517	38,070,642	38,090,756	38,053,458
Diluted	38,645,514	38,650,355	38,589,350	38,633,171

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net Income	$855,506	$603,559
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	96,173	112,483
Amortization of deferred financing costs	33,952	-
Change in inventory reserve	(103,000)	25,000
Change in allowance for bad debts	81,523	116,426
Loss from disposal of property and equipment	-	4,479
Stock based compensation	44,307	74,953
Warranty provisions	512,038	558,495
Change in net deferred tax assets	397,995	488,084
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(6,942,761)	(5,085,599)
Due from Crestmark Bank	-	(212,505)
Inventories	(1,710,616)	(1,625,394)
Prepaid expenses and other current assets	(1,325)	(1,877)
Other non-current assets	6,236	142,326
Increase (Decrease) in:
Accounts payable	2,479,331	3,078,953
Net due to related parties	368,359	2,172,814
Accrued expenses	879,896	624,222
Obligations to clients for returns and allowances	(194,580)	(20,572)
Net cash (used in) provided by operating activities	(3,196,966)	1,055,847
Cash flows from investing activities:
Purchase of property and equipment	(35,599)	(207,178)
Refund (deposit) of restricted cash	138,042	(137,967)
Net cash provided by (used by) investing activities	102,443	(345,145)
Cash flows from financing activities:
Net proceeds from revolving line of credit	2,425,424	-
Net proceeds from Crestmark Bank credit facility	19,638	-
Payment of deferred financing costs	(222,231)	-
Payments on long-term capital lease	(9,006)	(7,670)
Net cash provided by (used in) financing activities	2,213,825	(7,670)
Net change in cash	(880,698)	703,032

Cash at beginning of year	1,354,099	1,652,996
Cash at end of period	$473,401	$2,356,028

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$170,729	$50,810
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of related party payables to note payable	$1,100,000	$-
Property and equipment purchased under capital lease	$-	$36,388

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2014

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended December 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of December 31, 2014 and March 31, 2014, the Company had cash deposits of $0 and $964,282 that exceeded the FDIC insurance limit. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at December 31, 2014 and March 31, 2014 were $298,617 and $277,859, respectively.

INVENTORY

Inventories are comprised of electronic karaoke equipment, accessories, electronic toys and compact discs and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the conversion of stock options would have a dilutive effect. For the three month periods ended December 31, 2014 and 2013 total potential dilutive shares amounted to approximately 528,000 and 580,000 shares, respectively. For the nine month periods ended December 31, 2014 and 2013 total potential dilutive shares amounted to approximately 499,000 and 580,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and nine months ended December 31, 2014 and 2013.

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

STOCK BASED COMPENSATION

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended December 31, 2014 and 2013 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2014 and 2013 the stock option expense was $2,205 and $52,678, respectively. For the nine months ended December 31, 2014 and 2013 the stock option expense was $36,807 and $67,454, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 9% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended December 31, 2014 and 2013 was $521,511 and $656,963, respectively. Advertising expense for the nine months ended December 31, 2014 and 2013 was $1,542,257 and $1,383,897, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended December 31, 2014 and 2013, these amounts totaled $38,290 and $110,949, respectively. For the nine months ended December 31, 2014 and 2013, these amounts totaled $111,803 and $167,951, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that at every interim and annual period, management determine whether conditions or events exist which raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management’s initial consideration of the relevant conditions and events indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate these factors will alleviate that substantial doubt. The mitigating effect is considered only if it is probable that the plan will be effectively implemented and probable that the plans will mitigate the conditions or events that raised the substantial doubt. If management’s plans will alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the conditions or events that raised substantial doubt and management’s plans that alleviated those concerns. If management’s plans will not alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the same conditions and events along with management’s plans that did not alleviate the substantial doubt, in addition to a statement that indicates there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods within annual periods beginning after December 15, 2016. Management is currently assessing whether the implementation of ASU 2014-15 will have any material effect on the company’s consolidated financial statement disclosures.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. To be considered an extraordinary item under existing Generally Accepted Accounting Principles, an event or transaction that is identified as both unusual in nature and occurs infrequently must be segregated as an extraordinary item from results or ordinary operations, separately presented as an extraordinary item on an entity’s income statement, net of tax, after income from continuing operations and an entity must disclose income taxes and earnings per share data applicable to the extraordinary item. While the ASU eliminates the requirement to segregate and separately report an event that is identified as an extraordinary item it does not affect the reporting and disclosure requirements for an extraordinary item. ASU 2015-01 is effective for periods beginning after December 15, 2015 and interim periods within those annual periods. Management does not believe the implementation of ASU 2015-01 will have any material effect on the company’s consolidated financial statements.

NOTE 3- INCOME TAXES

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2015 is estimated to be approximately 32%. The effective tax rate for the fiscal year ended March 31, 2014 was approximately 40%.

As of December 31, 2014 and March 31, 2014, The Singing Machine had gross deferred tax assets of approximately $2.8 million and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $0.8 million. A valuation allowance was recorded against deferred tax assets because it is more likely than not that a portion of the tax benefits from the gross deferred tax assets will not be realized. For the three month period ended December 31, 2014, the Company recorded income before income tax provision of approximately $1,543,000 which generated a decrease in current deferred tax assets and an income tax provision of approximately $509,000. For the nine month period ended December 31, 2014, the Company recorded income before income tax provision of approximately $1,254,000 which generated a decrease in deferred tax assets and an income tax provision of approximately $398,000.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2014, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax positions.

As of December 31, 2014 the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2011 through March 31, 2014.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	December 31,	March 31,
	2014	2014
	(unaudited)	(audited)

Finished Goods	$7,995,320	$6,187,520
Inventory in Transit	180,909	278,093
Inventory Reserve	(535,000)	(638,000)

Inventories, net	$7,641,229	$5,827,613

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2014	2014
		(unaudited)	(audited)

Computer and office equipment	5 years	$285,650	$282,921
Furniture and fixtures	5-7 years	4,312	4,312
Warehouse equipment	7 years	224,106	224,106
Molds and tooling	3-5 years	2,357,133	2,324,120
		2,871,201	2,835,459
Accumulated depreciation		2,370,550	2,274,234
Property and equipment, net		$500,651	$561,225

Depreciation expense for the three months ended December 31, 2014 and December 31, 2013 was $33,969 and $54,506, respectively.

Depreciation expense for the nine months ended December 31, 2014 and December 31, 2013 was $96,173 and $112,483, respectively.

NOTE 6 – LINE OF CREDIT

CRESTMARK BANK

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which was terminated by SMC on July 15, 2014 and replaced by a revolving credit facility from PNC Bank National Association.

Interest on the line of credit and discounting charges on accounts receivable advances was accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time shall the effective rate be less than 5.25% per annum. During the three month period ended December 31, 2014 and 2013, the Company incurred interest expense of $0 and $34,735, respectively on amounts borrowed against the line of credit. During the nine month period ended December 31, 2014 and 2013, the Company incurred interest expense of $5,298 and $43,531, respectively on amounts borrowed against the line of credit. The credit facility was secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. There was a 1% commission fee of the gross invoice amount on all domestic accounts receivable pledged. For the three months ended December 31, 2014 and 2013, the Company incurred commission fees on pledged receivables in the amount of $0 and $104,458, respectively. For the nine months ended December 31, 2014 and 2013, the Company incurred commission fees on pledged receivables in the amount of $16,004 and $171,591, respectively. There were no amounts outstanding on the line of credit as of December 31, 2014 and March 31, 2014.

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

Interest on the Revolving Line of Credit is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended December 31, 2014 and 2013 the Company incurred interest expense of $99,239 and $0, respectively on amounts borrowed against the line of credit. During the nine months ended December 31, 2014 and 2013 the Company incurred interest expense of $155,718 and $0, respectively on amounts borrowed against the line of credit. During the three months ended December 31, 2014 and 2013, the Company incurred an unused facility fee of $7,135 and $0, respectively on the unused portion of the Revolving Credit Facility. During the nine months ended December 31, 2014 and 2013, the Company incurred an unused facility fee of $13,283 and $0, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and are amortized over the term of the agreement. During the three month period ended December 31, 2014 and 2013, the Company incurred amortization expense of $18,519 and $0, respectively associated with the amortization of deferred financing costs. During the nine month period ended December 31, 2014 and 2013, the Company incurred amortization expense of $33,952 and $0, respectively associated with the amortization of deferred financing costs.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd. in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable beginning December 31, 2014. The first scheduled principal and interest payment of $150,000 will only be permitted upon receipt of the Company’s December 31, 2014 quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. The first scheduled payment has not yet been made as the Company had not filed the certificate of compliance for December 31, 2014 nor had it met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 as of December 31, 2014. The Company intends to make the scheduled payments once the provisions of the Revolving Credit Facility have been met. For the three months ended December 31, 2014 and 2013 the company accrued interest expense on the Ram Light Note in the amount of $16,774 and $0, respectively. For the nine months ended December 31, 2014 and 2013 the company accrued interest expense on the Ram Light Note in the amount of $29,468 and $0, respectively.

NOTE 7 – LONG-TERM CAPITAL LEASE

On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $36,388. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of December 31, 2014 and March 31, 2014 the outstanding amount due to Wells Fargo was $16,776 and $25,782 respectively.

As of December 31, 2014 and March 31, 2014, the Company had obligations under the capital lease payable as follows:

	December 31, 2014	March 31, 2014

Total minimum lease payments
Within one year	$12,984	$12,984
After one year but within 3 years	4,328	14,066
	17,312	27,050
Interest payments relating to future periods	(536)	(1,268)

Present Value of minimum lease payments	$16,776	$25,782

For the three month periods ended December 31, 2014 and December 31, 2013 the amount of interest related to the capital lease was $211 and $343, respectively. For the nine month periods ended December 31, 2014 and December 31, 2013 the amount of interest related to the capital lease was $732 and $986, respectively.

NOTE 8 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the condensed consolidated balance sheet. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of December 31, 2014 and March 31, 2014, obligations to clients for returns and allowances reclassified from accounts receivable were $275,258 and $469,838, respectively. As of December 31, 2014 and March 31, 2014 there were no customers requesting payment of their credit balance and as such no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company is committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau expiring at varying dates. Rent expense for the three month periods ended December 31, 2014 and 2013 was $155,221 and $154,212, respectively. Rent expense for the nine months ended December 31, 2014 and 2013 was $466,596 and $457,867, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2014 are as follows:

Property Leases
For period ending December 31,
2015	$527,611
2016	553,661
2017	487,672
2018	509,022
2019	524,271
2020	349,514
$2,951,751

NOTE 10- SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

On September 5, 2014, the Company issued 46,875 shares of its common stock to our Board of Directors at $0.16 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2015.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (the “Plan”), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of December 31, 2014, the Plan had expired and no shares were available to be issued. As of December 31, 2014 there were 1,196,000 options still outstanding under the Plan. This does not include an additional 700,000 options issued after the expiration date of the plan to directors and key employees as compensation that were not issued from the Plan.

There were no stock options issued during the three and nine month periods ended December 31, 2014.

NOTE 11 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2014 and 2013 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2014	2013	2014	2013

North America	$17,781,770	$16,814,794	$35,828,570	$29,062,931
Europe and Australia	304,600	-	754,818	-
	$18,086,370	$16,814,794	$36,583,388	$29,062,931

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 12 – DUE TO / FROM RELATED PARTIES, NET

As of December 31, 2014 and March 31, 2014 the Company had amounts due to related parties in the amounts of $5,862,503 and $4,925,982, respectively, consisting of an interest-bearing note payable to Ram Light Management Ltd of $1,100,000 and $0, respectively, (See Note 6) and trade payables due to Starlight affiliates in the amount of $4,762,503 and $4,925,982, respectively. Current fiscal year trade payables that are past due bear interest at a rate of 6% per annum and calculated on the number of days the current fiscal year trade payables are past due. Accrued interest on past due trade payables to Starlight affiliates was $2,357 and $0 for the three and nine months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and March 31, 2014 the Company had amounts due from related parties in the amounts of $935,682 and $367,520, respectively, consisting primarily of non-interest bearing trade receivables due from Starlight affiliates.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2014 and December 31, 2013 the Company sold approximately $0 and $357,000, respectively to Starlight Electronics Company, Ltd. (“SEC”). During the nine months ended December 31, 2014 and December 31, 2013 the Company sold approximately $403,000 and $1,773,000, respectively to SEC. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SEC for the three months ended December 31, 2014 and December 31, 2013 was 16.5% and 15.1%, respectively. The average gross profit margin on sales to SEC for the nine months ended December 31, 2014 and December 31, 2013 was 16.5% and 14.8%, respectively.

During the three months ended December 31, 2014 and December 31, 2013 the Company sold approximately $276,000 and $0, respectively to Winglight Pacific, Ltd. (“Winglight”). During the nine months ended December 31, 2014 and December 31, 2013 the Company sold approximately $1,249,000 and $0, respectively to Winglight. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended December 31, 2014 and December 31, 2013 was 17.0% and 0%, respectively. The average gross profit margin on sales to Winglight for the nine months ended December 31, 2014 and December 31, 2013 was 16.3% and 0%, respectively. These products were drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada.

During the three months ended December 31, 2014 and December 31, 2013 the Company sold approximately $14,000 and $538,000, respectively to Cosmo from our California warehouse facility. During the nine months ended December 31, 2014 and December 31, 2013 the Company sold approximately $259,000 and $1,318,000, respectively to Cosmo from our California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of income.

For the three month periods ended December 31, 2014 and 2013 the Company received approximately $64,000 and $0, respectively in licensing fees from SEC for sales of the Company’s products that were sold directly to Cosmo by SEC. For the nine month periods ended December 31, 2014 and 2013 the Company received approximately $181,000 and $0, respectively in licensing fees from SEC for sales of the Company’s products that were sold directly to Cosmo by SEC. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

The Company purchased products and services from Starlight R&D, Ltd, (“SLRD”) a subsidiary of Starlight International Holding Ltd. The purchases from SLRD for the three month period ended December 31, 2014 and 2013 were approximately $1,275,000 and $329,000, respectively. The purchases from SLRD for the nine month period ended December 31, 2014 and 2013 were approximately $4,704,000 and $535,000, respectively. The Company purchased products from Starfair Electronics Co., Ltd, (“SFE”) a subsidiary of Starlight International Holding Ltd. The purchases from SFE for the three month period ended December 31, 2014 and 2013 were approximately $0 and $243,000 respectively. The purchases from SFE for the nine month period ended December 31, 2014 and 2013 were $0 and $985,000, respectively. The Company purchased products and services from Starlight Consumer Electronics USA, Inc. (“SCE”) a subsidiary of Starlight International Holding Ltd. The purchases from SCE for the three month period ended December 31, 2014 and 2013 were approximately $221,000 and $1,104,000, respectively. The purchases from SCE for the nine month period ended December 31, 2014 and 2013 were approximately $2,042,000 and $8,921,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of income.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with SCE, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for SCE, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, SCE, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received approximately $29,000 and $0 in service fees from these affiliates during the three month periods ended December 31, 2014 and December 31, 2013, respectively. The Company received approximately $114,000 and $0 in service fees from these affiliates during the nine month periods ended December 31, 2014 and December 31, 2013, respectively. The agreement expires on March 31, 2015 and is estimated to yield approximately $140,000 in reimbursements for the fiscal year ending March 31, 2015.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Starlight International, Cosmo USA, Inc. (“Cosmo USA”) and Starlight Electronics USA, Inc. (“Starlight Electronics USA”) to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo USA and Starlight Electronic USA’s domestic sales. For these services, Starlight USA, Cosmo USA and Starlight Electronics USA have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received approximately $0 and $73,000 in service fees from these affiliates during the three month periods ended December 31, 2014 and December 31, 2013, respectively. The Company received $0 and approximately $264,000 in service fees from these affiliates during the nine months ended December 31, 2014 and December 31, 2013, respectively. This agreement expired on March 31, 2014.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Estimated return and allowance liabilities at beginning of period	$528,031	$365,467	$235,172	$215,471
Costs accrued for new estimated returns and allowances	488,477	536,131	985,278	911,635
Return and allowance obligations honored	(269,298)	(127,632)	(473,240)	(353,140)

Estimated return and allowance liabilities at end of period	$747,210	$773,966	$747,210	$773,966

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

Representative customers include Amazon, BJ’s Wholesale, Costco, Sam’s Club, Target, Toys R Us, and Wal-Mart. Our business has historically been subject to seasonal fluctuations causing our revenues to vary from quarter to quarter and between the same periods in different fiscal years. Our products are manufactured for the most part based on the purchase indications of our customers. We are uncertain of how significantly our business would be harmed by a prolonged economic recession, but we anticipate that continued contraction of consumer spending would negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months and nine months ended December 31, 2014 and 2013.

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF INCOME

	For Three Months Ended		For Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	77.6%	75.6%	78.9%	76.6%

Gross Profit	22.4%	24.4%	21.1%	23.4%

Operating Expenses
Selling expenses	6.0%	7.2%	7.3%	8.3%
General and administrative expenses	6.9%	8.1%	9.4%	10.8%
Depreciation and amortization	0.3%	0.3%	0.4%	0.4%

Total Operating Expenses	13.2%	15.6%	17.1%	19.5%

Income from Operations	9.2%	8.8%	4.0%	3.9%

Other Expenses
Interest expense	-0.7%	-0.2%	-0.5%	-0.2%
Financing costs	-0.1%	0.0%	-0.1%	0.0%

Total other expenses	-0.8%	-0.2%	-0.6%	-0.2%

Income before income tax provision	8.5%	8.6%	3.5%	3.7%

Income tax provision	-2.8%	-3.7%	-1.1%	-1.7%

Net Income	5.7%	4.9%	2.4%	2.0%

QUARTER ENDED DECEMBER 31, 2014 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2013

NET SALES

Net sales for the quarter ended December 31, 2014 increased to $18,086,370 from $16,814,794, an increase of approximately $1,272,000 as compared to the same period ended December 31, 2013. This increase in sales is primarily due to the expansion of the Company’s products in Wal-Mart stores which accounted for approximately $3,080,000 and was offset by a decrease in sales to two additional major retailers of approximately $1,706,000.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2014 decreased to $4,051,865 from $4,106,882, a decrease of approximately $55,000 as compared to the same period in the prior year. The increase in net sales accounted for an increase of approximately $284,000 in gross profit however this increase was offset by the accrual of approximately $200,000 in additional excess inventory reserves with the remaining offset primarily due to the lower gross profit margin from products sold to Wal-Mart stores and general mix of products sold.

Gross profit margin for the three month period ended December 31, 2014 was 22.4% compared to 24.4% for the three month period ended December 31, 2013, a decrease of 2.0%. Sales of lower margin special promotion products to Wal-Mart stores accounted for approximately a 1.0% decrease in the gross profit margin with the remaining decrease primarily attributed to the accrual of additional excess inventory reserves.

OPERATING EXPENSES

For the quarter ended December 31, 2014, total operating expenses decreased to $2,371,517. This represents a decrease of approximately $246,000 from the same period’s quarter ended total operating expenses of $2,617,828. This decrease was primarily due to a decrease of approximately $140,000 due to reduced discretionary marketing expenses and a decrease in general and administrative expenses of approximately $106,000.

Selling expenses decreased approximately $140,000 for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013. Discretionary marketing expenses (primarily related to the roll out of the Home product) during the quarter ended December 31, 2013 were reduced in the quarter ended December 31, 2014 by approximately $277,000 and was offset by increases in variable expenses during the quarter ended December 31, 2014 of approximately $137,000 such as freight, commissions and other variable expenses which were commensurate with the increase in sales.

General and administrative expenses decreased approximately $86,000 for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013. There was a decrease of approximately $105,000 in commission fees associated with the company’s financing arrangement with Crestmark Bank that was terminated in July 2014 and replaced by current financing with PNC Bank which does not incur financing commissions. In addition there was a decrease in product development expenses of approximately $73,000 due to reduced spending on the new Home product compared to amounts spent on this new product during the quarter ended December 31, 2013. These decreases were offset by an increase in warehouse supplies and temporary labor of approximately $92,000 during the three month period ended December 31, 2014 which was required for special promotion projects for Wal-Mart stores.

INCOME FROM OPERATIONS

Income from operations increased approximately $191,000 this quarter, to $1,680,348 for the three months ended December 31, 2014 compared to income from operations of $1,489,054 for the same period ended December 31, 2013. The decrease in operating expenses explained above for the three months ended December 31, 2014 compared to the same period ended December 31, 2013 accounted for most of the variance.

OTHER EXPENSES

Our other expenses increased to $137,232 from $41,102 for the same period a year ago. Increased interest expense of approximately $58,000 was incurred due to increased borrowing activity with the company’s financing activity facility with PNC Bank to finance inventory required for increased sales. There was an additional increase in interest expense of approximately $20,000 primarily due to interest accrued on past due trade payables to a related-party that were converted to a note as part of the financing agreement with PNC Bank. The remaining increase in other expenses of approximately $19,000 was due to the amortization of deferred financing costs associated with obtaining the financing agreement with PNC Bank.

INCOME TAXES

For the three months ended December 31, 2014 and December 31, 2013 the Company recognized an income tax provision of approximately $509,000 and $627,000, respectively, due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 32% and 45%, respectively.

NET INCOME

For the three months ended December 31, 2014 net income increased to $1,033,864 compared to net income of $820,674 for the same period a year ago. The increase in net income was the same as explained in income from operations.

NINE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2013

NET SALES

Net sales for the nine months ended December 31, 2014 increased to $36,583,388 from $29,062,931, an increase of approximately $7,520,000 as compared to the same period ended December 31, 2013. This increase in sales is primarily due the expansion of the Company’s products in Wal-Mart stores which accounted for approximately $7,305,000 or 97% of the increase.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2014 increased to $7,729,524 from $6,811,041 an increase of approximately $918,000 as compared to the same period in the prior year. This increase is primarily due to the increase in revenue to Wal-Mart stores as compared to the same quarter in the prior year which contributed approximately $1,146,000 and was offset by approximately $228,000 in decreased gross profit from the general mix of products sold.

Gross profit margin for the nine month period ended December 31, 2014 was 21.1% as compared to 23.4% for the nine month period ended December 31, 2013, a decrease of 2.3%. Sales of special promotion products with a lower margin to Wal-Mart stores accounted for approximately 1.4% decrease in the gross profit margin, additional excess inventory reserves accounted for another .7% of the decrease with the remaining decrease in gross profit margin due to the mix of products sold to international customers at lower distributor margins during the comparable period.

OPERATING EXPENSES

For the nine months ended December 31, 2014, total operating expenses increased to $6,241,873 from $5,668,588 for the nine months ended December 31, 2013, an increase of approximately $573,000. This increase was primarily due to an increase of approximately $289,000 in selling expenses and an increase general and administrative of approximately $300,000 with the remaining increase primarily due to amortization of deferred financing costs associated with obtaining the PNC Bank financing facility.

Selling expenses increased approximately $289,000 for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. There was a one-time investment expense of approximately $168,000 associated with favored end cap placement of our product in Toys R Us Stores during the nine month period ended December 31, 2014. Also, due to the increase in net sales for the nine months ended December 31, 2014, variable selling expenses such as freight, commission and advertising co-op allowance for major retail customers increased approximately $348,000, which was commensurate with the increase in sales volume. These increases were offset by a reduction in discretionary marketing expense of approximately $227,000 during the nine month period ended December 31, 2014 for expenditures related to the Home product that were incurred during the nine month period ended December 31, 2013.

General and administrative expenses increased approximately $300,000 for the nine months ended December 31, 2014 compared to same period ended December 31, 2013. There was an increase of approximately $202,000 in payroll expenses due to new hires in customer support, marketing and logistics departments, a decrease in expense reimbursement of warehouse expenses of approximately $111,000 as the company performed less logistics services for related-party entities, an increase in accrued repair expenses for increased returns of defective goods of approximately $54,000 and an increase of approximately $199,000 in warehouse supplies and temporary labor associated with a special pallet project for Wal-Mart stores. These increases were offset by a decrease of approximately $156,000 in commission fees associated with the company’s financing arrangement with Crestmark Bank that was terminated in July 2014 and replaced by current financing with PNC Bank which does not incur financing commissions. There was also a reduction in one-time stock option and warrant expenses of approximately $128,000 incurred during the nine month period ended December 31, 2013 that were not repeated during the nine month period ended December 31, 2014. These increases and decreases account for approximately 94% of the total increase in general and administrative expenses.

INCOME FROM OPERATIONS

Income from operations increased approximately $345,000 to income from operations of $1,487,651 for the nine months ended December 31, 2014 compared to income from operations of $1,142,453 for the same period ended December 31, 2013. The increase in sales and gross profit margin were somewhat offset by the increase in operating expenses as explained above for the nine months ended December 31, 2014 compared to the same period ended December 31, 2013 and accounted for most of the variance.

OTHER EXPENSES

Our other expenses (interest expense) increased to $200,198 from $50,810 for the same period a year ago. Incremental interest expense of approximately $105,000 was incurred due to increased borrowing activity with the company’s financing facility with PNC Bank to finance inventory required for increased sales. There was an additional increase in interest expense of approximately $45,000 primarily due to accrued interest on past due trade payables to a related-party that were converted to a note as part of the financing agreement with PNC Bank. The remaining increase in other expenses of approximately $34,000 was due to the amortization of deferred financing costs associated with obtaining the financing agreement with PNC Bank.

INCOME TAXES

For the nine months ended December 31, 2014 and December 31, 2013 the Company recognized an income tax provision of approximately $398,000 and $488,000 due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 32% and 45%, respectively.

NET INCOME

For the nine months ended December 31, 2014 net income increased to $855,506 compared to net income of $603,559 for the same period a year ago. The increase in net income was the same as explained in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, Singing Machine had cash on hand of $473,401 with no restrictions as compared to cash on hand of $1,492,141 of which $138,042 was restricted as collateral for a stand-by letter of credit as of March 31, 2014. We had working capital of $4,543,985 as of December 31, 2014.

Net cash used in operating activities was $3,196,966 for the nine months ended December 31, 2014, as compared to $1,055,847 provided by operating activities during the same period a year ago. During the nine month period ending December 31, 2014 the company experienced some late product deliveries due to a slow-down at the Port of Los Angeles as well as overstock of two major products resulting in an increase in inventory of approximately $1,711,000. Accounts receivable also increased by approximately $6,943,000 due primarily to seasonal increases in customer shipments during the third quarter ended December 31, 2014. These uses of cash were offset by an increase of accounts payable (primarily inventory vendors) of approximately $2,479,000, increase in related party trade payables (primarily for goods manufactured by related parties) of approximately $368,000 and increases in accrued expenses and provisions for defective returns of approximately $1,392,000 commensurate with the increase in seasonal sales and net income for the period of approximately $856,000. These changes account for approximately 91% of the cash used in operations with the remaining 9% due to seasonal changes in other operating assets and liabilities.

Net cash provided by operating activities was $1,055,847 for the nine months ended December 31, 2013. In addition to approximately $604,000 in net income from operations and approximately $1,380,000 of net changes to non-cash balance sheet items there was an increase of accounts payable (primarily inventory vendors) of approximately $3,079,000, increase in related party trade payables (primarily for goods manufactured by related parties) of approximately $2,173,000 and increases in accrued expenses of approximately $624,000 commensurate with the increase in seasonal sales. These increases provided by operations were offset by uses of operating cash from product shipment delays from vendors and a decrease in net sales resulting in an increase in inventory of approximately $1,625,000. Accounts receivable also increased by approximately $5,086,000 due primarily to seasonal increases in customer shipments during the second quarter ended December 31, 2013. These changes accounted for 92% of the cash used in operations with the remaining 8% due to seasonal changes in other operating assets and liabilities.

Net cash provided by investing activities for the nine months ended December 31, 2014 was $102,443 as compared to $345,145 used by investing activities for the same period ended a year ago. The increase in cash provided by investment activity was due to the return of approximately $138,000 in cash collateral for the stand-by letter of credit issued to Majestic Realty (new California warehouse’s landlord) as a security deposit required by the property lease originally deposited during the nine month period ended December 31, 2013. This stand-by letter of credit expired in October 2014 and was reissued with PNC Bank as allowed under financing agreement with PNC. The remaining increase to cash provided by investment activities was due to the limited investment of tooling and molds for new products of approximately $36,000 for the nine month period ended December 31, 2014 as compared to the same period in the prior year where the company invested in forklift trucks, furniture and warehouse racking for the new California warehouse facility totaling approximately $207,000.

Net cash provided by financing activities was $2,213,825 for the nine months ended December 31, 2014, as compared to net cash used by financing activities of $7,670 for the same period ended a year ago. In July 2014, the company entered into a financing arrangement with PNC Bank and borrowed approximately $2,425,000 from the PNC Bank credit facility for working capital during the nine months ended December 31, 2014 and was offset by payment of deferred financing costs of approximately $222,000. In April 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $39,312. As of December 31, 2014 the outstanding amount due Wells Fargo was $16,776. During the nine month periods ended December 31, 2014 and 2013 the Company made principal payments totaling $9,006 and $7,670, respectively.

In addition to our current financing arrangements, the Starlight Group (“Group”) has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe we will require any bridge financing from the Group for the fiscal year ending March 31, 2015, however we will continue to take advantage of extended terms for trade payables with the Group throughout the year. During the nine months ended December 31, 2014, our related party trade payables increased by approximately $368,000 primarily due to amounts owed for product shipped to the company during the period. Taking into account internally generated funds and credit facilities available to the Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

Our average monthly general and administrative expenses are approximately $380,000. We expect that we will require approximately $1,140,000 for working capital during the next three-month period.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 17, 2015	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

