Form 10-K
period 2015-03-31
SINGING MACHINE CO INC
filed 2015-06-29
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

As of September 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.17 was approximately $2,367,000 (based on 13,925,258 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 29, 2015 was 38,117,517

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2015

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

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc., doing business as SMC Global, (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, accessories, music, and audio consumer electronic products. We contract for the manufacturing of all our electronic equipment products with factories located in China. We have also collaborated with a music content service provider that allows the Company to offer karaoke downloads, and streaming subscription services. This collaboration provides the Company with a distribution platform for digital music sales and subscriptions and furthermore it opens up the Company’s music sales to customers who purchase our competitors’ karaoke machines as well. The capabilities of the Company’s music distribution system includes the ability to download or stream selections from this content library, creating the opportunity to open new revenue sources through the sale of subscriptions.

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

Our principal executive offices are located in Fort Lauderdale, Florida. The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM”.

We raised approximately $6 million in equity investments from investors in Hong Kong from February 2006 to June 2007. The investors include two major suppliers: koncepts International Limited (part of the Starlight International Holdings Ltd Group, now renamed as Shihua Development Company Limited) and Arts Electronics Co., Ltd. We believe the investments from these major suppliers underscore their support to the Company.

During the fiscal year ended March 31, 2015, our parent company, Starlight International Holdings Limited, was renamed to Shihua Development Company Limited (“Shihua”), due to a corporate restructuring transaction. As a result of the transaction, Shihua now holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major stockholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2015.   Shihua is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Shihua’s products include television sets, consumer karaoke audio equipment and DVD products.  We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Shihua, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Shihua and its subsidiaries collectively referred to herein as the “Shihua Group” or “Shihua”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Shihua, owning approximately 3% of our common stock.  In total, the Shihua Group owns approximately 52% of the Company’s shares of common stock.  In July 2014, under a restructuring arrangement, Star Light Electronics Company Ltd was separated from the Shihua Group and is partly and indirectly held by our Chairman, Philip Lau.  In March 2015, Starlight R&D was also separated from the Shihua Group and is controlled by our Chairman, Phillip Lau.  It is expected that our company will continue to do business with these separated entities as suppliers of our products.

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the development, manufacture, and world-wide marketing and distribution of home entertainment based consumer electronics. The Company will also seek new revenue opportunities through hardware-based music content delivery and the creation of a community based entertainment platform. We also intend to leverage our position as an affiliate of the Shihua Group to capitalize on synergies which exist therein and to exercise our knowledge of the electronics business to grow revenue. The Company intends to leverage our valuable customer base and strong relationships with our factories to achieve our organic growth initiatives.

Organic Growth Strategy

We intend to pursue various initiatives to execute our organic growth strategy which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development. Key elements of our organic growth strategy include:

Business Focus and Public Perceptions. Historically karaoke has been our core business. The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business. The Company has therefore refocused its self-perception and is determined to build on its success by defining ourselves as a provider of quality in home entertainment – not just home karaoke hardware. Critical to this strategy is a move to add content to our core business of karaoke machine sales. We believe that by tightly integrating our karaoke machine products with access to music content such as Electronic Downloads, Streaming Media, Community Performance Hosting, and by creating quality, wholesome, home entertainment for the entire family we will not only sell more products, we will find new sources of revenue. Using our existing key relationships with our customers and factories, and by adding new relationships with key content providers, we believe we can achieve more top-line growth by utilizing these relationships to design and distribute a more diversified line of consumer electronics. This should allow our Company to reduce our dependency on a single karaoke product and minimize our exposure to the volatility of the karaoke market in general.

Develop Karaoke Hardware That Interfaces With Our Digital Music Store. Downloading music is one of the fastest growing areas in the music industry. We believe that the future of karaoke music distribution is through legal mediums of internet download sites (e.g. iTunes, Amazon, etc). Since karaoke music only accounts for a small percentage of total music business, retailers usually only offer a limited selection of karaoke products. Thus, it is difficult for customers to find karaoke music in retail outlets, especially for the songs they enjoy. The benefits to the Company are multifaceted including the opportunity to: offer downloadable music which means less physical inventory for the Company and our retail customers to carry; reduce financial return risk since a downloaded piece of karaoke music is not returnable; make available increased marketing opportunities by offering downloads for those who sign up and provide their contact information enabling the Company to create future marketing and advertising campaigns; create an opportunity to sell our karaoke music to not only our customers but also to owners of our competitors’ machines (new and old); create cross-promotions with our retail-customers by giving away music downloads to purchasers of karaoke machines as an incentive to sell more machines.

Hardware and software technology advancement in the karaoke market has been stagnant since early 2000. We believe that in order to revitalize the karaoke market, we need to incorporate new features and technologies that take advantage of our online karaoke digital music store. We are currently developing new karaoke products which will host a number of unique features which we believe will diversify us from the rest of the industry. We are currently developing a new feature set for our karaoke machines that will introduce first-to-market karaoke machines that can download high-definition karaoke videos for playback directly to our Singing Machines. These all-new digital Singing Machines will not offer CD+G playback and instead only be compatible with our Download store. These devices will be capable of HD video playback through a HDMI port and also provide the customer with a rich selection of options to search, sort, playback, and create custom playlists for their karaoke music. We believe the integration with our karaoke machines and our online music store will enhance the growth for digital music sales and subscriptions.

Focus On International Growth. We believe that we have the most recognized and trusted brand in the world for consumer karaoke. We also have the most karaoke product offerings and features of any of our competitors in the karaoke market. We have been and will continue aggressively pursuing international business outside of North America to capture a vastly untapped market for home karaoke. The Company’s early efforts to open up new international markets has been primarily successful. Through economies of scale and financed on a direct import basis, we believe this is one of the major areas in which we can substantially increase our revenues.

Expand Logistics Services To Third-Party Companies. We feel our expertise in logistics is a strength of the Company. We now offer logistics and warehousing services to third-party companies that ship consumer products to retail stores. We have service agreements for 3PL services with third party companies, including Telasia, Inc. (dba Cuizen), Amethyst Innovations Corporation and POS Solutions Ent., Inc. We continue to seek new third-party clients that also distribute to mass-market retailers and handle their warehousing and logistics services with us in order to reduce our own overall logistics costs. We feel we can grow this additional service revenue with little additional investment or expenses.

PRODUCT LINES

We currently have four different product lines which consist in total of over 50 different models. The product lines consist of the following:

•	Classic Karaoke Machines represent the majority of our karaoke machines currently sold. These machines incorporate traditional karaoke features such as CD+G playback, echo, and voice control features, sound enhancement, built-in monitors, A/V out connections to TV for scrolling lyrics, and microphone inputs. Built-in cameras, Bluetooth and recording functions are available in some select models. The retail price range is from $49 to $199.
•	Download Karaoke Machines represent a new line of digital karaoke machines launching in Fiscal 2016. These machines include custom proprietary software to play high-definition digital downloaded content from our Singing Machine download store. These machines offer a full range of features including searching, playlist creation, Bluetooth, full motion videos, lead vocal, and HDMI output. The retail price range is from $129 to $199.
•	Streaming Karaoke Machines represent a new line of digital karaoke machines that connect to a karaoke library to stream high-definition karaoke videos directly to the machine. These machines use Wi-Fi to stream songs from a library of karaoke music, accessible on a subscription model. The retail price is $299.
•	Bluetooth Audio which we sell under the “Sound X” ™ brand. These include consumer Bluetooth audio products for outdoor and home use. The retail price range is from $29 to $99.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold by the following retailers, among others: Costco, Target, Toys R’ Us, Sam’s Club, Wal-Mart and Amazon.com. Our sales strategy includes offering domestic sales as well as direct import sales made direct to the customer.

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase karaoke machines overseas from certain factories in China for our own account, and warehouse the products in leased facilities in California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots. Domestic sales also include our new rapidly growing business of e-commerce in which we drop ship product directly to the end-consumer.

Direct Sales. We ship some hardware products sold by us directly to customers from China through SMC Macau. Sales made through our subsidiary are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers' worldwide, which pay SMC Macau pursuant to their own international, irrevocable, transferable letters of credit or on open account.

In fiscal 2015, approximately 26% of sales revenues were from direct sales and 74% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2015, 2014, and 2013, were approximately 77%, 74%, and 66%, respectively. In fiscal 2015, the top three major customers accounted for 27%, 26% and 17% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 8.8%, 8.8%, and 9.9% of our net sales in fiscal 2015, 2014, and 2013, respectively.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal years ended March 31, 2015, 2014 and 2013 approximately 76%, 70% and 64%, respectively of our sales were sales from our domestic warehouse ("Domestic Sales") and 24%, 30% and 36%, respectively were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with five factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2016, we anticipate that 99% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2016. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2015, 2014, and 2013, our direct end user warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are GPX, Audiovox, Vivitar, Ion, Karaoke USA, licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Sybersound, Smule, Karaoke Anywhere, and Red Karaoke. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.

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

COPYRIGHTS AND LICENSES

We no longer attempt to license or produce our own karaoke song library. We offer karaoke music through our Singing Machine Karaoke Download Store, Community, and iPhone/iPad App through a partnership with Stingray Digital Group (“Stingray”). Stingray holds all licensing agreements directly with the music publishers and is responsible for all royalty payments. We share a revenue split with Stingray on all karaoke videos streamed or downloaded by our customers. Stingray is the leading multi-platform music service provider in the world, with an estimated 110 million Pay-TV subscribers in 111 countries around the world. Geared towards individuals and businesses alike, the company’s commercial entities include leading digital music and video services Stingray Music, Concert TV and The KARAOKE Channel. Stingray also offers various business solutions, including music and digital display-based solutions through its Stingray Business division.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2015, we had inventory of $7.4 million (net of reserves totaling $421,000) compared to inventory of $5.8 million as of March 31, 2014 (net of reserves totaling $638,000).

Our financing of seasonal working capital during fiscal 2015 was from a Revolving Credit Facility from PNC Bank (“Revolving Credit Facility”) which replaced an Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank on July 14, 2014 and vendor related-party extended accounts payable terms from Shihua and Starlight R&D. The Revolving Credit Facility expires on June 14, 2017. We anticipate Shihua and Starlight R&D, will continue to provide extended payment terms to the Company through March 31, 2016.

During Fiscal 2016, we plan on financing our inventory purchases by borrowing on our Revolving Credit Facility, using credit lines that have been extended to us by the factories in China and extended accounts payable terms provided by Shihua and Starlight R&D.

EMPLOYEES

As of June 29, 2015 we employed 26 people, of whom 25 are full-time employees. Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S. Our employees include 3 executive officers, 10 engaged in warehousing and administrative logistics/technical support and 11 in accounting, marketing, sales and administrative functions.

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

On April 1, 2015 we entered into a services agreement to receive orders, warehouse, and ship all of the Shihua Group’s U.S. domestic goods. The value of this contract was approximately $100,000 per year. If we are unable to perform the duties under this contract or successfully renew it for fiscal year 2016, it could negatively impact our revenue and cash flow.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2015 and 2014 were approximately 77% and 74%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON OUR AFFILIATE COMPANIES TO MANUFACTURE AND PRODUCE OUR PEDESTAL KARAOKE MACHINES FOR FISCAL 2016, AND IF THE RELATIONSHIP WITH THEIR FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out an agreement with Starlight R&D in China to produce our pedestal karaoke machines for fiscal 2016. If the factory is unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2015 and 2014, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at $3.4 million or 8.8% of our net product sales in fiscal 2015 and $2.8 million or 8.8% of our net product sales in fiscal 2014. The majority of the units returned are due to product defects. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $1,263,000 during fiscal 2015 and $845,000 during fiscal 2014. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED.

Because of our reliance on manufacturers in China for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers’ orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. In past years we have overestimated demand for our products which led to excess inventory in some of our products and caused liquidity problems that adversely affected our revenues, net income and cash flow.

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME.

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2015 we had $7.4 million in inventory on hand. It is important that we sell this inventory during fiscal 2016, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 87%, 88%, and 90% of net sales in fiscal 2015, 2014, and 2013, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Karaoke USA, Vivitar, Audiovox and GPX. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2015, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2016. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and DVD’s.

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

We are using five factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing nearly all of our karaoke products in fiscal 2016. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Some of these retailers, such as K-Mart, FAO Schwarz and KB Toys, have engaged in leveraged buyouts or transactions in which they incurred a significant amount of debt, and operated under the protection of bankruptcy laws. As of June 29, 2015 we are not aware of any customers, with the exception of RadioShack, which are operating under the protection of bankruptcy laws. We have no outstanding amounts due from Radio Shack as of June 29, 2015. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability.

A DISRUPTION IN THE OPERATION OF OUR WAREHOUSE CENTER IN CALIFORNIA COULD IMPACT OUR ABILITY TO DELIVER MERCHANDISE TO OUR CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

A significant amount of our merchandise is shipped to our customers from our warehouse located in Ontario, California. Events such as fire or other catastrophic events, any malfunction or disruption of our centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to our customers, which could substantially decrease our revenues and profitability. During the fiscal year ended March 31, 2015 there were significant disruptions in receiving goods from the Port of Los Angeles in a timely manner due to a slow-down of port operations during negotiations between the dock workers union and port management. Due to late deliveries, especially during the peak holiday season, we estimate that we lost in excess of $1.5 million in sales which contributed to the increase in our inventory of approximately $1.6 million at March 31, 2015 compared to March 31, 2014. In May 2015 the dock workers union ratified a new agreement with port management and we do not anticipate significant service disruptions during Fiscal 2016.

CURRENT LEVELS OF SECURITIES AND FINANCIAL MARKET RISK.

During the past twelve months, the securities and financial markets have stabilized and our improved financial condition and results of operations have allowed us to obtain traditional financing with PNC Bank. Should there be a disruption in the current levels of these markets or a deterioration of our business, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2015, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations.

INCREASED RAW MATERIAL/PRODUCTION PRICING

Fluctuation in the price of oil has and will continue to affect the Company in connection with the sourcing and utilizing of petroleum based raw materials and services. We expect to see favorable cost reductions in our finished goods during fiscal year 2016 due to the significant drop in the price of oil. These cost reductions may be somewhat offset by the increased cost of trans-oceanic shipping as well as a number of labor related regulations instituted in China which impact wages and thus the cost of production. These issues are common to all companies in the same type of business and if the Company is not able to negotiate lower costs, or reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE WHICH MAY CAUSE INVESTORS TO LOSE ALL OR A PORTION OF THEIR INVESTMENT.

From December 1, 2005 through March 31, 2015, our common stock has traded between a high of $1.57 and a low of $0.02. During this period, we incurred a net loss of $0.6 million in Fiscal 2011, a net loss of $3.1 million in Fiscal 2010, a net loss of $1.9 million in fiscal 2006 and loss of $3.6 million in fiscal 2005. Our stock price may continue to be volatile based on similar or other adverse developments in our business. In addition, the stock market periodically experiences significant adverse price and volume fluctuations which may be unrelated to the operating performance of particular companies.

IF OUR OUTSTANDING DERIVATIVE SECURITIES ARE EXERCISED OR CONVERTED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2015, there were outstanding stock options to purchase an aggregate of 1,896,000 shares of common stock at exercise prices ranging from $0.03 to $0.93 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.20 per share. As of March 31, 2014, there were outstanding and immediately exercisable options to purchase an aggregate of 1,256,000 shares of common stock.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 29, 2015 there were 38,117,517 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). An additional registration statement on Form S-1 was filed in October 2003, registering an aggregate of 2,795,465 shares of our common stock. The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of June 29, 2015, we had 38,117,517 shares of common stock issued and outstanding and an aggregate of 1,896,000 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 59,986,483 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding warrants or options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 4,000 square feet of office space. The lease expires on December 31, 2016. The annual rental expense for office facilities was $100,353 for the fiscal year ended March 31, 2015.

We lease approximately 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (term of 87 months). The annual rental expense for warehouse facilities was approximately $508,075 for the fiscal year ended March 31, 2015.

We lease a 424 square foot office in Macau. The annual rent expense for this facility was $15,161 for the fiscal year ended March 31, 2015. On May 1, 2014 we renewed our office space lease in Macau for an additional two year term which ends April 30, 2016. The annual rent is fixed at $10,000 per year for the entire term of the lease.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable,

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM” since July 7, 2009. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2015 and Fiscal 2014.

FISCAL PERIOD	HIGH	LOW

Fiscal 2015:
First quarter (April 1 - June 30, 2014)	$0.21	$0.17
Second quarter (July 1 - September 30, 2014)	0.20	0.10
Third quarter (October 1 - December 31, 2014)	0.24	0.17
Fourth quarter (January 1 - March 31, 2015)	0.20	0.17

Fiscal 2014:
First quarter (April 1 - June 30, 2013)	$0.25	$0.18
Second quarter (July 1 - September 30, 2013)	0.35	0.20
Third quarter (October 1 - December 31, 2013)	0.34	0.20
Fourth quarter (January 1 - March 31, 2014)	0.26	0.16

As of June 29, 2015, based upon information received from our transfer agent, there were approximately 299 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2015:

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR FUTURE
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
ISSUANCE UNDER EQUITY	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))

Equity Compensation Plans approved by Security Holders	1,896,000	$.20	0

Equity Compensation Plans Not approved by Security Holders	0	$0	0

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2015, 2014, and 2013 and the balance sheet data at March 31, 2015 and 2014 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended March 31, 2012 and 2011 and the balance sheet data at March 31, 2013, 2012 and 2011 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	2015	2014	2013	2012	2011
Statement of Operations:
Net Sales	$39,308,281	$31,379,629	$34,437,774	$25,943,832		$19,165,979
Income (loss) before income taxes	$262,859	$225,519	$1,521,476	$463,116		$(619,548)
Income tax (provision) benefit	$(92,701)	$778,797	$1,619,459	$-		$-
Net income (loss)	$170,158	$1,004,316	$3,140,935	$463,116		$(619,548)
Balance Sheet:
Working Capital	$4,071,543	$1,350,377	$3,256,979	$(1,013,777)		$(1,545,556)
Current Ratio	171%	117%	172%	84%		76%
Property, plant and equipment, net	$466,571	$561,225	$482,777	$296,222		$333,851
Total assets	$12,213,925	$11,730,662	$9,626,665	$5,733,339		$5,528,053
Shareholder's equity (deficit)	$3,925,964	$3,709,498	$2,597,831	$(557,881)		$(1,047,027)
Per Share Data:
Income (loss) per common share - basic	$0.00	$0.03	$0.08	$0.01		$(0.02)
Income (loss) per common share - diluted	$0.00	$0.03	$0.08	$0.01		$(0.02)
Cash dividends paid	$-	$-	$-	$-	$

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

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2015 (“Fiscal 2015”) were to:

•	increase revenues by expanding our product lines and customer base;
•	drive down operating costs as a percentage of net sales;
•	sustain profitability;
•	obtain asset based lending facility to replace expiring Crestmark Bank line of credit

We were successful in increasing revenues by approximately 25.3% primarily due to the placement of our product in a major retailer’s stores which accounted for approximately 88% of the increase with the remaining increase primarily related to the increase in foreign sales. Gross profit margins decreased by approximately 1.5 percentage points to 21.1% primarily due to lower margin high volume and distributor pricing required to increase domestic and foreign sales. General and administrative expenses increased approximately $250,000 primarily due to increases in temporary warehouse labor and expenses associated with special promotional projects with major retailers as well as the reduction of reimbursement of logistics expenses from our affiliate companies due to the decrease in their US business. Due to the increase in sales we managed to decrease general and administrative expenses as a percentage of sales to 11.5% from 13.6%. Depreciation expense decreased by approximately $38,000 primarily due tools and molds that were fully depreciated as of the prior fiscal year ended March 31, 2014.

On July 14, 2014, the Company executed a three-year Revolving Credit Facility (“Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) that replaced the existing line of credit agreement with Crestmark Bank. The Revolving Credit Facility has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. The Revolving Credit Facility helped to reduce our reliance on the suppliers and our parent group for financing during fiscal 2015. During the fiscal year ended March 31, 2015, our net related party debt decreased by approximately $148,000 due to payments on current fiscal year trade invoices due to the Shihua Group. While we do not anticipate any short-term bridge financing from the Shihua Group for the fiscal year ending March 31, 2016, we will continue to rely on the Shihua Group and Starlight R&D to provide extended terms for trade payables with them to help ensure timely payment of other vendors. Taking into account internally generated funds and credit facilities available to the Shihua Group, we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2015	2014	2013
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	78.9%	77.4%	76.6%
Operating Expenses	19.7%	21.7%	18.9%
Operating Income	1.4%	0.9%	4.5%
Other (Expenses), net	-0.7%	-0.2%	-0.1%
Income before Tax (provision) benefit	0.7%	0.7%	4.4%
(Provision for) Benefit from Income Taxes	-0.3%	2.5%	4.7%
Net Income	0.4%	3.2%	9.1%

FISCAL YEAR ENDED MARCH 31, 2015 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2014

NET SALES

Net sales for the year ended March 31, 2015 (“Fiscal 2015”) were approximately $39.3 million. This represents an increase of approximately $7.9 million as compared to approximately $31.4 million in the fiscal year ended March 31, 2014 (“Fiscal 2014”). The increase in net sales was primarily due from expansion into the stores of one major retailer which accounted for approximately $7.0 million or approximately 88% of the increase. The remaining $.9M increase was primarily due to increase in sales to distributors in Europe and Australia.

GROSS PROFIT

Gross profit for Fiscal 2015 was approximately $8.3 million or 21.1% of total revenues compared to approximately $7.1 million or 22.6% of sales for Fiscal 2014 (an increase of approximately $1.2 million). The 16.9% increase in gross profit was primarily due to the increase in net sales as explained in Net Sales above.

Gross profit margin for the year ended March 31, 2015 compared to the same period ended March 31, 2014 decreased by approximately 1.5 margin points from 22.6% to 21.1%. This decrease was primarily due to volume and promotional pricing required in order to expand product sales into one major retailer’s stores.

OPERATING EXPENSES

In fiscal year 2015, our operating expenses, including depreciation, increased from approximately $6.8 million to approximately $7.7 million, an increase of approximately $0.9 million or 13.2% compared to the same period last year. Selling expenses increased approximately $0.7 million to $3.1 million for the year ended March 31, 2015 from $2.4 million for the year ended March 31, 2014 primarily due to increased co-op and promotional programs with one of our largest customers.

General and administrative expenses increased approximately $.2 million from approximately $4.3 million in Fiscal 2014 to approximately $4.5 million in Fiscal 2015. The increase was primarily due an increase of approximately $.2M in repair expenses of defective goods commensurate with the increase in sales volume as explained in net sales above.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expenses were $130,254 for Fiscal 2015 compared to $168,138 for Fiscal 2014. The property and equipment consisted mainly of tools and molds and Home development costs which are depreciated straight-line over three to five years. The decrease in depreciation expense was primarily due tools and molds that were fully depreciated as of the prior fiscal year ended March 31, 2014. During the past year we invested in approximately $36,000 primarily for molds and tooling for new products introduced in Fiscal 2015.

NET OTHER INCOME (EXPENSES)

Other expenses increased by $252,307 to $305,753 in Fiscal 2015 compared to other expense of $53,446 in Fiscal 2014. There was an increase in interest expense of approximately $200,000 of which approximately $112,000 was due to increased borrowing on our Revolving Line of Credit during Fiscal 2015 as compared to borrowings against our line of credit with Crestmark Bank during Fiscal 2014. There was approximately $41,000 of interest associated with the conversion of trade payables to related party (Ram Light Management, Ltd.) to a note payable bearing interest at 6% per annum. The remaining increase in interest of approximately $47,000 was primarily due to interest charges on late payment of trade payables to both related and non-related party product vendors. Included in other expenses for Fiscal 2015 was amortization expense of approximately $52,000 associated with the amortization of deferred financing charges over the term of the Revolving Line of Credit.

INCOME BEFORE TAXES

We had income before taxes of $262,859 in Fiscal 2015 compared to income before taxes of $225,519 in Fiscal 2014. This decrease of $37,340 was primarily due to the combination of the increase in gross profit of approximately $1,204,000 due to the increase in sales margin as explained in Net Sales and Gross Profit above offset by the increase in operating and other expenses of approximately $941,000 as explained in Operating Expenses and Net Other Income (Expenses) above.

INCOME TAX PROVISION

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2015 and 2014, we had gross deferred tax assets of approximately $3.0 million and approximately $3.2 million, against which we recorded valuation allowances totaling approximately $0.7 million and approximately $0.8 million, respectively. As of the fiscal year ended March 31, 2015 there was a reduction in the gross deferred tax assets of approximately $91,000 due to the expiration of a California net operating loss carryforward which was netted against the valuation reserve.

For Fiscal 2015 we recorded an income tax provision of approximately $0.1 million based on our net income before provision for taxes and our effective tax rate of 35.3%. In Fiscal 2014 we recognized an income tax benefit of approximately $0.8 million due to the reversal of 50% of the valuation reserve on our deferred tax assets. Given the past four years of profitability and management’s assessment of the current business climate and expected future profits, it is management’s judgment that at least 77% of our gross deferred tax asset is more than likely to be realized.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had net income of $170,158 in Fiscal 2015 from operations as compared to a net income of $1,004,316 in Fiscal 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2015, we had cash on hand of approximately $116,000 with no restrictions as compared to cash on hand of approximately $1,492,000 on March 31, 2014 of which approximately $138,000 was restricted as collateral for a stand-by letter of credit. The decrease of cash on hand of approximately $1,400,000 was primarily due the increase in inventory of approximately the same amount due to late product delivery caused by the work slow-down at the Port of Los Angeles during negotiations between port management and the port workers labor union.

Cash used in operating activities in Fiscal 2015 was approximately $1,100,000. There was an increase in inventory of approximately $1,400,000 of which a significant portion of the increase is attributed to late product delivery as explained above. This increase in inventory was offset by an increase in accounts payable of approximately $800,000 associated with the late delivery of products. The remaining $500,000 increase in cash used in operating activities was due to an increase in accounts receivable from seasonal shipments.

Cash provided by operating activities in Fiscal 2014 was approximately $64,000. There was an increase in obligations to customers for returns and allowances of approximately $94,000 due to a dispute with a major retailer for returned goods offset by an increase of approximately $20,000 in amounts due from Crestmark Bank and an increase in prepaid and other current assets of approximately $7,000.

Cash provided by investing activities for Fiscal 2015 was approximately $102,000. Cash provided by investing activities included a refund of a deposit of approximately $138,000 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (California warehouse’s landlord) which was replaced with a stand-by letter of credit issued from our Revolving Line of Credit. This increase in cash provided by investing activities was offset by cash approximately $36,000 primarily used for the purchase of tooling for new karaoke models and technology.

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

As of March 31, 2015, our working capital was approximately $4,100,000. Our current liabilities of approximately $6,000,000 include:

•	Client obligations for defective returns and allowances of approximately $400,000 – the amount will be satisfied by future purchases or refunds.
•	Accounts payable of approximately $2,800,000 of which approximately $1,800,000 were amounts due to product vendors.
•	Amounts due to related parties of which approximately $1,900,000 was due to various parties within the Starlight Group.
•	Accrued expenses of approximately $500,000 of which $76,000 was due to customers for advertising and co-op allowances.
•	Warranty provision for estimated effective returns in the amount of $200,000.

As of March 31, 2015 our cash on hand is approximately $116,000 with no restrictions. Our average monthly operating expenses are approximately $330,000 and we will need approximately $1,000,000 to cover our operating expenses during the next three month period. Our primary expenses are normal operating costs including salaries, lease payments for our warehouse space in California and other operating costs.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Vendor financing – Some of our key vendors in China (including the Shihua Group and Starlight R&D) have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales and are expected to account for more than 40% of the total revenues in Fiscal 2015.

2) Line of Credit - On July 14, 2014, the Company executed a three-year Revolving Credit Facility with PNC Bank, National Association that replaced the previous line of credit agreement with Crestmark Bank. The Revolving Credit Facility has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Management believes this Revolving Credit Facility is adequate to finance our business during the next fiscal year.

3) Cost reduction - The Company has reduced significant operating expenses as a percentage of net sales in recent years with the exception of Fiscal 2014 where the company experienced some one-time charges associated with the launch of the Home product and additional logistics costs due to the reduction of reimbursement from the Shihua Group due to a decrease in their US business. Cost reduction initiatives are part of our intensive effort to achieve operating profits. The Company plans to maintain its cost structure and reduce some of the one-time expenses for Fiscal 2016.

4) Reduce cost of operation – The Company maintains SMC-L as a wholly-owned subsidiary to operate our California warehouse. For Fiscal 2016, SMC-L renewed an agreement with the Shihua Group to handle the logistics and fulfillment of Shihua Groups’ domestic products for a service fee. This arrangement is expected to offset some the Company’s own logistics expenses. Due to a significant reduction in the amount of logistics services performed for Shihua, the Company continues to actively seek and has contracted with non-related clients to perform third-party logistics services for Fiscal 2016 in order to replace some of the reimbursements received from the Shihua Group. As of the date of this filing the Company is providing or will provide these services for seven non-related customers which is estimated to generate approximately $200,000 in service revenue for Fiscal 2016.

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

In addition to our current financing arrangements, the Shihua Group and Starlight R&D has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe that we will require any additional bridge financing from the Shihua Group for the fiscal year ending March 31, 2016. We will continue to take advantage of extended terms for trade payables with the Shihua Group and Starlight R&D throughout the year. During the fiscal year ended March 31, 2015, our net related party debt decreased by approximately $148,000. Taking into account internally generated funds and credit facilities available to the Shihua Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

During Fiscal 2016, we will strive to reduce additional operating costs through efficiency improvements. In order to reduce the need to maintain inventory in our warehouses in California we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

Except for the foregoing, we do not have any present commitment that is likely to cause our liquidity to increase or decrease in any material way. In addition, except for the Company’s need for additional capital to finance inventory purchases, the Company is not aware of any trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. The Company is reliant upon Starlight R&D to manufacture approximately 20% of our products with extended trade payable terms to help ensure that unrelated key vendors are paid timely. Any significant change in Starlight R&D’s ability to continue to provide manufacturing and extended payment terms may have a material adverse effect on our ability to meet our financial obligations and continue our operations.

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK$7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is MOP $7.80 to U.S. $1.00. We cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be stable or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 86.6%, 88.1%, and 90.0% of net sales in Fiscal 2015, Fiscal 2014, and Fiscal 2013.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. An entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU is effective for all entities for reporting periods beginning after December 15, 2015. The implementation of ASU 2014-12 is not expected to have any material effect on the company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. To be considered an extraordinary item under existing Generally Accepted Accounting Principles, an event or transaction that is identified as both unusual in nature and occurs infrequently must be segregated as an extraordinary item from results or ordinary operations, separately presented as an extraordinary item on an entity’s income statement, net of tax, after income from continuing operations and an entity must disclose income taxes and earnings per share data applicable to the extraordinary item. While the ASU eliminates the requirement to segregate and separately report an event that is identified as an extraordinary item it does not affect the reporting and disclosure requirements for an extraordinary item. ASU 2015-01 is effective for periods beginning after December 15, 2015 and interim periods within those annual periods. The implementation of ASU 2015-01 is not expected to have any material effect on the company’s consolidated financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents these costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense”. Any debt issuance costs incurred before the associated funding is received should be reported on the balance sheet as deferred charges until the debt liability amount is recorded. The guidance in ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued with the new guidance to be applied retrospectively to all prior periods. Management is currently assessing whether the implementation of ASU 2015-03 will have any material effect on the company’s consolidated financial statements.

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

(c)          Changes in Internal Controls

In our Annual Report for Fiscal 2014 we concluded that our internal control over financial reporting was not effective. During Management’s evaluation of our disclosure controls and procedures for Fiscal 2014, we identified a material weakness to our secondary controls over accounts payable. Management has remediated the material weakness with specific procedures that require reconciling an independently prepared monthly invoice log to the invoices recorded or accrued in accounts payable and cross referencing these logs to the detailed shipped container log to identify any discrepancies and to ensure that all invoices related to received and in-transit goods are timely recorded. All discrepancies found are immediately researched, resolved and properly recorded prior to period closings. There is a checklist of items to be identified during the reconciliation process with reconciliations initialed by both the preparer and reviewer of the reconciliation and recording processes.

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of June 30, 2014.

Directors and Executive Officers

For Fiscal Year Ended March 31, 2015

Name	Age	Position

Gary Atkinson	33	CEO
Bernardo Melo	38	VP Global Sales and Marketing
Lionel Marquis	62	CFO
Carol Lau	66	Chairwoman (Resigned February 15, 2015)
Phillip Lau	67	Chairman (Appointed February 15, 2015)
Harvey Judkowitz	70	Director
Bernard Appel	83	Director
Stewart Merkin	72	Director
Peter Hon	74	Director
Yat Tung Lau	36	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Since taking over as Chief Executive Officer, Gary has led the Company to four consecutive years of profitability and double-digit growth in sales. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

Bernardo Melo has been with the Company since February 2003 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Toys R’ Us. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 11 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 20 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), U S Plastic Lumber Corporation, Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant College with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Carol Lau joined the Company’s board of directors on January 12, 2007 and served as the Company’s interim chief financial officer from May 23, 2008 through April 30, 2012. Ms. Lau has been with the Starlight Group since 1987 and was appointed to the position of President of Starlight Randix Corporation, a wholly owned subsidiary of the Starlight Group in 1993. In 2001, she became the Chief Financial Officer of Cosmo Communications Corporation. Currently Ms. Lau serves as Chairwoman of the Company’s Board of Directors. Prior to joining the Starlight Group, from 1978 to 1987 Ms. Lau held positions in auditing and financial management with the Australian Government. Ms. Lau was a Certified Public Accountant (CPA) in Australia and is a licensed CPA in Massachusetts. She holds a Bachelor of Business degree from the Curtin University in Australia and a Graduate Diploma in Computer Science from the Canberra University in Australia. Ms. Lau joined the Company’s board on January 12, 2007. On Febraury 15, 2015 Ms. Lau resigned her position from the Company’s board of directors due to retirement.

Phillip Lau joined the Company’s board of directors on February 15, 2015 and was appointed as Chairman of the Company’s Board of Directors filling the vacancy from the resignation of Ms. Carol Lau due to retirement. Mr. Lau served as Chairman and Managing Director of the Starlight Group of companies since September of 1989. Mr. Lau has over 44 years of management experience in the consumer electronics industry and is a director in a number of Starlight group companies.

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

FAMILY RELATIONSHIPS

There are no family relationships among any of our officers or other directors, except for Chairwoman Carol Lau (resigned February 15, 2015) who is the aunt of Director Yat Tung Lau and the mother of Gary Atkinson, the Company’s CEO and General Counsel and also Chairman Phillip Lau (appointed February 15, 2015) who is the father of Director Yat Tung Lau and the uncle of Gary Atkinson, the Company’s CEO and General Counsel

CODE OF ETHICS

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2015 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

Mr. Harvey Judkowitz filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Bernard Appel filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Stewart Merkin filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson
Chief Executive Officer	2015	$108,000.00	$-	$-	$-	$-	$-	$-	$108,000
	2014	$95,000.00	$5,414	$-	$31,234	$-	$-	$-	$131,648

Lionel Marquis	2015	$107,000.00	$14,661	$-	$-	$-	$-	$-	$121,661
Chief Financial Officer	2014	$107,000.00	$2,761	$-	$20,823	$-	$-	$-	$130,584

Bernardo Melo	2015	$150,585.00	$64,082	$-	$-	$-	$-	$-	$214,667
VP Global Sales & Marketing	2014	$140,000.00	$40,789	$-	$52,057	$-	$-	$-	$232,846

Narrative Disclosure to Summary Compensation Table

Mr. Atkinson does not have an employment contract with the Company and had an annual salary of $108,000 and $95,000 for fiscal years ended March 31, 2015 and 2014, respectively. Effective May 15, 2015, Mr. Atkinson’s base salary was increased to $120,000 per year.

Mr. Marquis does not have an employment contract with the Company and had an annual salary of $107,000 for fiscal years ended March 31, 2015 and 2014.

Mr. Melo does not have an employment contract with the Company and had an annual salary of $140,000 for the fiscal year ended March 31, 2014. On August 1, 2014 Mr. Melo’s base salary was increased to $157,200 per year.

As of June 29, 2015, the Company did not have any employment contracts with any of its employees. However on January 3, 2014, the Company entered into agreements with the three executive officers named above that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

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

OPTION GRANTS IN FISCAL 2015

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under our Year 2001 Stock Option Plan as well as other stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31 2015:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	150,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A

Lionel Marquis, CFO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A

Bernardo Melo, VP Sales - Year 2001 Stock Option Plan	20,000	-	N/A	0.60	5/8/2015	N/A	N/A	N/A	N/A
- Year 2001 Stock Option Plan	30,000	-	N/A	0.33	4/9/2016	N/A	N/A	N/A	N/A
- Year 2001 Stock Option Plan	200,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	250,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2015.

DIRECTOR COMPENSATION

Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Comepnsation	All Other
Name	Paid in Cash	Stock Awards (1)	Option Awards (2)	Compensation ($)	Earnings	Compensation	Total

Bernard Appel	$8,000	$2,500	$2,668	$-	$-	$-	$13,168

Peter Hon	$-	$-	$-	$-	$-	$-	$-

Harvey Judkowitz	$8,000	$2,500	$2,668	$-	$-	$-	$13,168

Carol Lau	$-	$-	$-	$-	$-	$-	$-

Phillip Lau	$-	$-	$-	$-	$-	$-	$-

Yat Tung Lau	$-	$-	$-	$-	$-	$-	$-

Stewart Merkin	$8,000	$2,500	$2,668	$-	$-	$-	$13,168

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2015 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 206,821, 204,074, and 216,421, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Ms. Lau are 74,311.

(2) As of March 31, 2015 the aggregate number of Company stock options held by Messrs. Appel, Judkowitz and Merkin is 200,000. and Messrs. Hon, Yat Tung Lau, and Ms. Lau each hold 40,000 options.

During Fiscal 2015, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2015 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau and Merkin and Ms. Carol Lau.

During Fiscal 2015, we have utilized the following compensation policy for our directors:

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

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2015, we had granted 1,136,000 options under the Year 2001 Plan, 1,136,000 of which were fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2015, 2014 and 2013 totaled $36,802, $27,869 and $30,589 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 29, 2015 (the “record date”), certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,
•	all named executive officers of the Singing Machine; and
•	persons known to own more than 5% of our common stock.

Security ownership is based on 38,117,517 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of June 29, 2015 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters As of June 29, 2015

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson	292,753	*
Lionel Marquis	220,000	*
Bernardo Melo	500,000	*
Bernard Appel (1)	386,821	*
Harvey Judkowitz (1)	396,421	*
Carol Lau (1)	68,857	*
Yat Tung Lau (1)	68,857	*
Peter Hon (1)	68,857	*
Stewart Merkin (1)	384,074	*
Officers & Directors as a Group (9 persons)	2,386,640	6.3%

Security Ownership of Certain Beneficial Owners:
Shihua Group (2)	19,623,155	51.5%
koncepts International Ltd.	18,682,679	49.0%
Treasure Green Holdings Ltd. (3)	940,476	2.5%
Arts Electronics Ltd. (4)	3,745,917	9.8%
Gentle Boss Investments Ltd (5)	2,100,000	5.5%

Less than 1%

Total Shares of Common Stock as of June 29, 2015	38,117,517
Stock Options Exercisable within 60 days of June 29, 2015	1,836,000

Total	39,953,517

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

(2) “Shihua Group” is defined in Part I, Item 1 under “Business Overview.” The address for the Shihua Group is: Rooms 05-15, 13A/F,South Tower, World Finance Centre, Harbour City, 17 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong.

(3) On May 2, 2014 Starlight Industrial Holdings Limited transferred 940,476 shares of our common stock to Treasure Green Holdings Ltd., a wholly owned subsidiary of Shihua.

(4) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(5) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approximately 20% of our karaoke products in Fiscal 2015 were produced by factories owned by the Shihua Group and we anticipate that approximately 20% of our karaoke products will be manufactured by the Starlight R&D Ltd. in Fiscal 2016. Starlight R&D Ltd. has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2015 and 2014 the Company sold approximately $285,000 and $1,861,000, respectively to Star Light Electronics Company, Ltd. (“SLE”), a related company, for direct shipments to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for Fiscal 2015 and 2014 was 16.5% and 14.8%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2015 and 2014 the Company received approximately $181,000 and $0, respectively in licensing fees from SLE for sales of the Company’s products that were sold directly to Cosmo by SLE. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2015 and 2014 we sold approximately $1,249,000 and $0, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for Fiscal 2015 and 2014 was 16.2% and 0%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2015 and 2014 we sold approximately $272,000 and $1,318,000, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 17.9% and 16.2%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2015 and 2014 we purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of the Shihua Group of approximately $1,640,000 and $8,012,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. The goods were sold to the Company at net 60 day terms with interest of 6% per annum assessed on amounts past due on Fiscal 2015 invoices. For Fiscal 2015 and 2014 the Company incurred approximately $4,000 and $0 of interest expense related to past due invoices. These amounts were included as a component of other expenses in the accompanying consolidated statements of income

In Fiscal 2015 and Fiscal 2014, the Company purchased products from Star Fair Electronics Co., Ltd., a related company, of approximately $0 and $873,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income.

In Fiscal 2015 and Fiscal 2014, the Company purchased products of approximately $4,626,000 and $0, respectively, from Starlight R&D These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. In addition, the Company purchased services from Starlight R&D during Fiscal 2015 and 2014 of approximately $49,000 and $2,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income. The goods and services were sold to the Company at net 60 day terms with interest of 6% per annum assessed on amounts past due on Fiscal 2015 invoices. For Fiscal 2015 and 2014 the Company incurred approximately $18,000 and $0 of interest expense related to past due invoices.

During the fiscal years ended March 31, 2015 and 2014, we paid approximately $144,000 and $145,000 respectively to SLE as reimbursement for engineering and quality control services performed on our behalf in China. During the fiscal years ended March 31, 2015 and 2014, the Company received $60,000 from Starlight USA as reimbursement for customer support services performed by the Company on behalf of Starlight USA. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Shihua), Cosmo and SLE to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo, and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. For Fiscal 2015 and 2014 the Company received approximately $141,000 and $0 respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight USA, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received approximately $0 and $330,000 in service fees from these affiliates during the twelve months ended March 31, 2015 and March 31, 2014, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Subsequent to our fiscal year ended March 31, 2015, SMC-L renewed a service and logistics agreement with Starlight USA, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo and SLE’s domestic sales effective April 1, 2015. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company estimates it will receive approximately $100,000 in expense reimbursements during Fiscal FY2016 related to this agreement.

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions. While we do not maintain a written policy with respect to related party transactions, our board of directors routinely reviews potential transactions with those parties we have identified as related parties prior to the consummation of the transaction. Each transaction is reviewed to determine that a related party transaction is entered into by us with the related party on an “arms-length” basis, or pursuant to normal competitive negotiation. We also generally require that all related parties recuse themselves from negotiating and voting on behalf of the Company in connection with related party transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent Certified Public Accountants for professional services rendered for Fiscal 2015 and Fiscal 2014:

Fee Category	Fiscal 2015	Fiscal 2014

Audit Fees	$104,010	$106,499
Tax Fees	16,121	28,242
All Other Fees	2,633	2,713

Total Fees	$122,764	$137,454

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

Out of the total Fiscal 2015 and Fiscal 2014 audit and other fees, $104,490 and $107,059 were billed by Mallah Furman, Certified Public Accountants respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2015 and 2014

Consolidated Statements of Income—Years ended March 31, 2015, 2014 and 2013.

Consolidated Statements of Shareholders' Equity (deficit)—Years ended March 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows—Years ended March 31, 2015, 2014 and 2013.

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

31.2 Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the three years ended March 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the three years ended March 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Shareholders’ Equity (Deficit) for the three years ended March 31, 2015, 2014 and 2013; (v) Notes to the Consolidated Financial Statements and (vi) Schedule II – Valuation and qualifying Accounts.*

* Filed herewith

+ Compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: June 29, 2015	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	June 29, 2015
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	June 29, 2015
Lionel Marquis	(Principal Financial Officer)

/s/ PHILLIP LAU	Chairman	June 29, 2015
Phillip Lau

/s/ BERNARD APPEL	Director	June 29, 2015
Bernard Appel

/s/ HARVEY JUDKOWITZ	Director	June 29, 2015
Harvey Judkowitz

/s/ Stewart Merkin	Director	June 29, 2015
Stewart Merkin

/s/ YAT TUNG LAU	Director	June 29, 2015
Yat Tung Lau

/s/ peter hon	Director	June 29, 2015
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II – Valuation and Qualifying Accounts of the Company for the years ended March 31, 2015, 2014 and 2013. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Mallah Furman

Fort Lauderdale, Florida

June 29, 2015

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014

Assets
Current Assets
Cash	$116,286	$1,354,099
Restricted cash	-	138,042
Accounts receivable, net of allowances of $174,131 and $172,465, respectively	1,466,168	955,551
Due from Crestmark Bank	-	19,638
Due from PNC Bank	137,415	-
Due from related party - Starlight Consumer Electronics USA, Inc.	-	233,004
Due from related party - Starlight Electronics USA, Inc.	-	51,196
Due from related party - Starlight Electronics Co., Ltd	-	83,320
Inventories, net	7,448,167	5,827,613
Prepaid expenses and other current assets	92,609	91,088
Deferred financing costs	74,077	-
Deferred tax asset, net	449,274	604,284
Total Current Assets	9,783,996	9,357,835

Property and equipment, net	466,571	561,225
Other non-current assets	11,394	17,630
Deferred financing costs, net of current portion	95,683	-
Deferred tax asset, net of current portion	1,856,281	1,793,972
Total Assets	$12,213,925	$11,730,662

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,767,180	$1,918,076
Due to related party - Starlight Marketing Development, Ltd.	-	1,107,678
Subordinated related party debt - Starlight Marketing Development, Ltd.	-	816,753
Note payable related party - Ram Light Management, Ltd.	496,496	-
Subordinated related party debt - Ram Light Management, Ltd.	-	1,683,247
Due to related party - Ram Light Management, Ltd	583,247	-
Due to related party - Starfair Electronics Company, Ltd.	-	17,738
Due to related party - Starlight R&D, Ltd.	554,031	194,678
Due to related party - Cosmo Communications Canada, Inc.	40,256	50,441
Due to related party - Starlight Consumer Electronics Co., Ltd.	208,672	1,051,913
Due to related parties - Other Starlight Group Companies	-	3,534
Accrued expenses	452,651	446,314
Current portion of capital lease	12,628	12,076
Obligations to customers for returns and allowances	399,419	469,838
Warranty provisions	197,873	235,172
Total Current Liabilities	5,712,453	8,007,458

Long-term capital lease, net of current portion	1,078	13,706
Note payable related party debt - Ram Light Management, Ltd. net of current portion	603,504	-
Accrued expenses, net of current portion	46,495
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	-
Total Liabilities	8,287,961	8,021,164

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,117,517 and 38,070,642 shares issued and outstanding, respectively	381,175	380,706
Additional paid-in capital	19,307,966	19,262,127
Accumulated deficit	(15,763,177)	(15,933,335)
Total Shareholders' Equity	3,925,964	3,709,498
Total Liabilities and Shareholders' Equity	$12,213,925	$11,730,662

See notes to the consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Years Ended
	March 31, 2015	March 31, 2014	March 31, 2013

Net Sales	$39,308,281	$31,379,629	$34,437,774

Cost of Goods Sold	30,997,211	24,273,038	26,368,945

Gross Profit	8,311,070	7,106,591	8,068,829

Operating Expenses
Selling expenses	3,104,598	2,402,153	3,078,340
General and administrative expenses	4,507,606	4,257,335	3,310,325
Depreciation	130,254	168,138	110,267
Total Operating Expenses	7,742,458	6,827,626	6,498,932

Income from Operations	568,612	278,965	1,569,897

Other Expenses
Interest expense	(253,282)	(53,446)	(48,421)
Financing costs	(52,471)	-	-
Net Other Expenses	(305,753)	(53,446)	(48,421)

Income before income tax (provision ) benefit	262,859	225,519	1,521,476

Income tax (provision) benefit	(92,701)	778,797	1,619,459

Net Income	$170,158	$1,004,316	$3,140,935

Income per Common Share
Basic	$0.00	$0.03	$0.08
Diluted	$0.00	$0.03	$0.08

Weighted Average Common and Common Equivalent Shares:
Basic	38,097,226	38,057,628	37,973,309
Diluted	38,602,577	38,647,290	38,360,324

See Notes to the consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2015	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net Income	$170,158	$1,004,316	$3,140,935
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	130,254	168,138	110,267
Amortization of deferred financing costs	52,471	-	-
Change in inventory reserve	(217,000)	135,000	(160,000)
Change in allowance for bad debts	1,666	(7,841)	11,752
Loss from disposal of property and equipment	-	4,479	-
Stock based compensation	46,308	107,351	14,777
Warranty provisions	(37,299)	19,701	(4,289)
Change in net deferred tax assets	92,701	(778,797)	(1,619,459)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(512,283)	152,765	(326,737)
Due from Crestmark Bank	19,638	(19,638)	-
Due from PNC Bank	(137,415)	-	-
Inventories	(1,403,554)	(1,839,206)	44,985
Prepaid expenses and other current assets	(1,521)	(6,647)	(31,208)
Other non-current assets	6,236	142,326	(282)
Increase (decrease) in:
Accounts payable	849,104	782,951	(168,270)
Net due to related parties	(147,825)	345,679	18,116
Accrued expenses	52,832	(239,698)	517,856
Obligations to customers for returns and allowances	(70,419)	93,549	133,910
Net cash (used in) provided by operating activities	(1,105,948)	64,428	1,682,353
Cash flows from investing activities:
Purchase of property and equipment	(35,600)	(214,677)	(296,822)
Refund (deposit) of restricted cash	138,042	(138,042)	-
Net cash provided by (used in) investing activities	102,442	(352,719)	(296,822)
Cash flows from financing activities:
Payment of deferred financing costs	(222,231)	-	-
Payments on long-term capital lease	(12,076)	(10,606)	-
Net cash used in financing activities	(234,307)	(10,606)	-
Net change in cash	(1,237,813)	(298,897)	1,385,531

Cash at beginning of year	1,354,099	1,652,996	267,465
Cash at end of year	$116,286	$1,354,099	$1,652,996

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$180,371	$53,446	$48,421
Cash paid for income taxes	$-	$13,348	$3,988
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of related party payables to note payable	$1,100,000	$-	$-
Property and equipment purchased under capital lease	$-	$36,388	$-

See notes to the consilidated financial statements.

The Singing Machine Company, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at March 31, 2012	-	$-	37,960,794	$379,607	$19,141,098	$(20,078,586)	$(557,881)

Net Income						3,140,935	3,140,935
Employee compensation-stock option					7,277		7,277
Director Fees			68,181	682	6,818		7,500
Balance at March 31, 2013	-	-	38,028,975	380,289	19,155,193	(16,937,651)	2,597,831

Net Income						1,004,316	1,004,316
Employee compensation-stock option					99,851		99,851
Director Fees			41,667	417	7,083		7,500
Balance at March 31, 2014	-	-	38,070,642	380,706	19,262,127	(15,933,335)	3,709,498

Net Income						170,158	170,158
Employee compensation-stock option					38,808		38,808
Director Fees			46,875	469	7,031		7,500

Balance at March 31, 2015	-	$-	38,117,517	$381,175	$19,307,966	$(15,763,177)	$3,925,964

See notes to the consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the "Company," “SMC”, "The Singing Machine"), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”) and SMC-Music, Inc. (“SMC-M”), are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. The products are sold directly to distributors and retail customers.

During the fiscal year ended March 31, 2015, our parent company, Starlight International Holdings Limited, was renamed to Shihua Development Company Limited (“Shihua”), due to a corporate restructuring transaction. As a result of the transaction, Shihua now holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major stockholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2015.   Shihua is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Shihua’s products include television sets, consumer karaoke audio equipment and DVD products.  We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Shihua, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Shihua and its subsidiaries collectively referred to herein as the “Shihua Group” or “Shihua”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Shihua, owning approximately 3% of our common stock.  In total, the Shihua Group owns approximately 52% of the Company’s shares of common stock.  In July 2014, under a restructuring arrangement, Star Light Electronics Company Ltd was separated from the Shihua Group and is partly and indirectly held by our Chairman, Philip Lau.  In March 2015, Starlight R&D was also separated from the Shihua Group and is controlled by our Chairman, Phillip Lau.  It is expected that our company will continue to do business with these separated entities as suppliers of our products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMC-L, and SMC-M. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of March 31, 2015 and March 31, 2014, the Company had cash deposits of $0 and $964,282 respectively that exceeded the FDIC insurance limit. The Company maintains cash balances in foreign financial institutions. The insured amounts at foreign financial institutions at March 31, 2015 and March 31, 2014 are $23,794 and $277,859, respectively.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

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

For the fiscal year ended March 31, 2015 there were common stock equivalents to purchase 1,836,000 shares of common stock of which 880,000 were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2014 there were common stock equivalents to purchase 1,256,000 shares of common stock of which 820,000 were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2013 there were common stock equivalents to purchase 1,251,380 shares of common stock of which 820,000 were included in the computation of diluted earnings per share.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, musical recordings and subscriptions and third –party logistics services are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations and services have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 8.1%, 8.0%, and 8.8% of the gross sales for the twelve months ended March 31, 2015, 2014, and 2013, respectively.

STOCK BASED COMPENSATION

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2015, 2014 and 2013 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2015, 2014 and 2013, the stock option expense was $38,808, $99,851 and $7,277, respectively.

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

•	For the year ended March 31, 2015: expected dividend yield 0%, risk-free interest rate of 0.26% , volatility 142.9% and expected term of three years.

•	For the year ended March 31, 2014: expected dividend yield 0%, risk-free interest rate of 0.13% to 0.15%, volatility 201.1% to 304.1% and expected term of three years.

•	For the year ended March 31, 2013: expected dividend yield 0%, risk-free interest rate of 0.14%, volatility 304.7% and expected term of one year.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 9% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2015, 2014 and 2013 was $1,599,629, $1,120,711 and $1,688,692 respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of income. For the years ended March 31, 2015, 2014 and 2013, these amounts totaled $114,525, $200,551 and $70,870, respectively.

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

INCOME TAXES

The Company follows the provisions of FASB ASC 740 "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. Prior to the fiscal year ended March 31, 2014, the Company recognized a valuation allowance against the entire amount of the deferred tax asset.

The Company recognized a provision for income taxes of approximately $0.1 million for the fiscal year ended March 31, 2015 compared to an income tax benefit of approximately $0.8 million for the fiscal year ended March 31, 2014. As of the fiscal year ended March 31, 2015 there was a reduction in the gross deferred tax assets of approximately $91,000 due to the expiration of a California net operating loss carry-forward which was charged against the valuation reserve. For the fiscal year ended March 31, 2014, the Company reversed a portion of the valuation allowance as the Company determined that it is more likely than not that the amount deferred tax assets that were reversed would be realized. As of March 31, 2015 and March 31, 2014, The Singing Machine had net deferred tax assets before valuation allowances of approximately $3.0 million and $3.2 million, respectively, against which the Company recorded valuation allowance totaling approximately $0.7 million and $0.8 million, respectively

The Company also follows the provisions in FASB ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of March 31, 2015 this position did not result in any adjustment to the Company’s provision for income taxes. Additionally, in accordance with FASB ASC 710, the Company’s policy is to recognize interest or penalties related to income tax matters in the provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax positions.

As of March 31, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2012 through March 31, 2015.

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

CASH

The Company had cash balances at March 31, 2015 of $116,286 with no restrictions. The Company had cash balances at March 31, 2014 of $1,492,141 of which the Company was required to fund a restricted certificate of deposit in the amount of $138,042 as collateral for the standby letter of credit in the amount of $131,068 to satisfy terms of a security deposit requirement of our California warehouse lease agreement. The collateral and certificate of deposit were no longer required when the Company issued a replacement standby letter of credit in October 2014 from our revolving credit facility agreement with PNC Bank.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. An entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU is effective for all entities for reporting periods beginning after December 15, 2015. The implementation of ASU 2014-12 is not expected to have any material effect on the company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. To be considered an extraordinary item under existing Generally Accepted Accounting Principles, an event or transaction that is identified as both unusual in nature and occurs infrequently must be segregated as an extraordinary item from results or ordinary operations, separately presented as an extraordinary item on an entity’s income statement, net of tax, after income from continuing operations and an entity must disclose income taxes and earnings per share data applicable to the extraordinary item. While the ASU eliminates the requirement to segregate and separately report an event that is identified as an extraordinary item it does not affect the reporting and disclosure requirements for an extraordinary item. ASU 2015-01 is effective for periods beginning after December 15, 2015 and interim periods within those annual periods. The implementation of ASU 2015-01 is not expected to have any material effect on the company’s consolidated financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents these costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense”. Any debt issuance costs incurred before the associated funding is received should be reported on the balance sheet as deferred charges until the debt liability amount is recorded. The guidance in ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued with the new guidance to be applied retrospectively to all prior periods. Management is currently assessing whether the implementation of ASU 2015-03 will have any material effect on the company’s consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2015	2014

Finished Goods	$7,869,167	$6,465,613
Less: Inventory Reserve	421,000	638,000

Total Inventories	$7,448,167	$5,827,613

Inventory consigned to a distribution center at March 31, 2015 and March 31, 2014 was $0 and $353,201, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	March 31,	March 31,
	LIFE	2015	2014

Computer and office equipment	5 years	$285,650	$282,921
Furniture and fixtures	5-7 years	4,312	4,312
Warehouse equipment	7 years	224,106	224,106
Molds and tooling	3-5 years	2,357,133	2,324,120
		2,871,201	2,835,459
Accumulated depreciation		2,404,630	2,274,234
Property and equipment, net		$466,571	$561,225

Depreciation expense for fiscal years ended 2015, 2014, and 2013 was $130,254, $168,138, and $110,267, respectively.

NOTE 5 – DUE TO RELATED PARTIES, NET

As of March 31, 2015 the Company had $4,410,637 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Development Ltd in the amount of $1,924,431, Ram Light Management, Ltd in the amount of $583,247, Starlight Consumer Electronics Co., Ltd in the amount of $208,672, Starlight R&D in the amount of $554,031 for product inventory and repair services and other Shihua Group Companies in the amount of $40,256. In connection with the Revolving Line of Credit agreement there was a conversion of past due trade payables to a note payable of $1,100,000 to Ram Light Management, Ltd. on July 15, 2014.

As of March 31, 2014 the Company had $4,925,982 due to related parties consisting primarily of trade payables for karaoke hardware to Starlight Marketing Development Ltd in the amount of $1,924,431, Ram Light Management, Ltd in the amount of $1,683,247, Starlight Consumer Electronics Co., Ltd in the amount of $1,051,913, Starlight R&D in the amount of $194,678 for repair services and other Shihua Group Companies in the amount of $71,713. There were net additional amounts due from other Shihua Group companies totaling $367,520 related to other services and expenses provided by us for these companies.

NOTE 6 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheets. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of the periods ended March 31, 2015 and March 31, 2014 obligations to clients for returns and allowances reclassified from accounts receivable were $399,419 and $469,838 respectively. There were no credit amounts requested by clients to be paid for the periods ended March 31, 2015 and March 31, 2014 and accordingly no amounts were reclassified from obligations to clients for returns and allowances to accounts payable.

NOTE 7 – LINE OF CREDIT

CRESTMARK BANK

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which was terminated by SMC on July 15, 2014 and replaced by a revolving credit facility from PNC Bank National Association.

Interest on the line of credit and discounting charges on accounts receivable advances was accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time was the effective rate be less than 5.25% per annum. During the fiscal years ended March 31, 2015, 2014, and 2013 the Company incurred interest expense of $5,298, $45,887, and $28,714 respectively on amounts borrowed against the line of credit. The credit facility was secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. There was a 1% commission fee of the gross invoice amount on all domestic accounts receivable pledged. For the fiscal years ended March 31, 2015, 2014 and 2013, the Company incurred commission fees on pledged receivables in the amount of $0, 239,829 and $126,781, respectively. There were no amounts outstanding on the line of credit as of March 31, 2015, 2014 and 2013.

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

Interest on the Revolving Line of Credit is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the fiscal years ended March 31, 2015, 2014 and 2013 the Company incurred interest expense of $163,017, $0 and $0, respectively on amounts borrowed against the line of credit. During the fiscal years ended March 31, 2015, 2014 and 2013 the Company incurred an unused facility fee of $13,283, $0 and $0, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and are amortized over the term of the agreement. During the fiscal years ended March 31, 2015, 2014 and 2013 the Company incurred amortization expense of $52,471, $0 and $0, respectively associated with the amortization of deferred financing costs.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd. in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable beginning December 31, 2014. The first scheduled principal and interest payment of $150,000 will only be permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. While the Company did meet the mandatory pay-down requirement the Company did not meet the prior 30 day average excess availability requirement permitting the Company to make payments on the note and as a result the first two scheduled payments due December 31, 2014 and March 31, 2015 were not made. As part of the Conditions to Installment Payment in the note, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and will not cumulate with the next payment that can be made, but rather will be payable on the maturity date together with any additional interest that has accrued thereon. The Company intends to make the scheduled payments once the Conditions to Installment Payment have been met. During the fiscal years ended March 31, 2015, 2014 and 2013 the Company accrued interest expense on the Ram Light Note in the amount of $46,495, $0 and $0, respectively which is classified as accrued expenses, net of current portion in the consolidated balance sheet.

NOTE 8 – LONG-TERM CAPITAL LEASE

On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles with a total purchase price of $38,952 of which $36,388 was financed under a capital lease. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of March 31, 2015 and March 31, 2014 the outstanding amount due to Wells Fargo was $13,706 and $25,782, respectively.

As of March 31, 2015 and March 31, 2014, the Company had obligations under the capital lease repayable as follows:

	March 31, 2015	March 31, 2014

Total minimum lease payments
Within one year	$12,984	$12,984
After one year but within 3 years	1,078	14,066
	14,062	27,050
Interest payments relating to future periods	(356)	(1,268)

Present Value of minimum lease payments	$13,706	$25,782

For the fiscal years ended March 31, 2015 and March 31, 2014 the amount of interest related to the capital lease were $901 and $1,296, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau expiring at varying dates. Rent expense for the years ended March 31, 2015, 2014 and 2013 was $623,589, $611,977 and $731,907, respectively.

In addition, the Company maintains various warehouse equipment and office equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2015 are as follows:

Operating Leases
For fiscal year ending
March 31,
2016	$549,479
2017	536,708
2018	487,672
2019	518,172
2020	524,272
2021	218,446
$2,834,749

The above property lease payments are gross payments which are not net of supplemental sublease fees we receive. During fiscal years 2015, 2014 and 2013 the Company received fees of approximately $0, $56,000 and $56,000 respectively, for temporary sublease of warehouse space. Such fees have been offset against rent expense in the consolidated statements of operations.

NOTE 10 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2015, 2014, and 2013, the Company issued the following common stock shares:

2015:

On September 5, 2014 the Company issued 46,875 shares of its common stock to our Board of Directors at $0.16 per share, pursuant to our annual director compensation plan.

2014:

On July 23, 2013 the Company issued 41,667 shares of its common stock to our Board of Directors at $0.18 per share, pursuant to our annual director compensation plan.

2013:

On January 24, 2013 the Company issued 68,181 shares of its common stock to our Board of Directors at $0.11 per share, pursuant to our annual director compensation plan.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2015, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2015.

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

	Fiscal 2015		Fiscal 2014		Fiscal 2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Stock Options:
Balance at beginning of period	1,896,000	$0.22	1,307,380	$0.22	1,251,380	$0.30
Granted	60,000	0.17	640,000	0.21	60,000	0.18
Exercised	-	-	-		-
Forfeited	(60,000)	0.76	(51,380)	1.38	(4,000)	9.00
Balance at end of period
	1,896,000	$0.20	1,896,000	$0.21	1,307,380	$0.26

Options exercisable at end of period	1,836,000	$0.20	1,256,000	$0.22	1,247,380	$0.27

The following table summarizes information about employee stock options outstanding at March 31, 2015:

Range of Exercise Price	Number Outstanding at March 31, 2015	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Exercise Price
$.03 - $.33	1,682,000	6.2	$0.14	1,622,000	$0.14
$.45 - $.93	214,000	2.7	$0.61	214,000	$0.61
	1,896,000			1,836,000

Prior to April 1, 2005, in accordance with ASC 713-10, for options issued to employees, the Company applied the intrinsic value method.

* Total number of options outstanding as of March 31, 2015 includes 180,000 options issued on March 31, 2015, 2014 and 2013 to three directors as compensation and 580,000 options issue to key employees on July 1, 2013 that were not issued from the Plan.

NOTE 11 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2015, 2014 and 2013, the Macau Subsidiary recorded no tax provision.

Due to the change of control of the Company, the net operating loss carry over is subject to the IRS Section 382 limitation. As of March 31, 2015, 2014 and 2013, The Singing Machine had net deferred tax assets before valuation allowances of approximately $3.0 million, $3.2 million, and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $0.7 million, $0.8 million, and $1.6 million, respectively.

The income tax provision (benefit) for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components for 2015, 2014 and 2013:

	2015	2014	2013
Income tax provision:
Current:
Federal	$-	$-	$-
State	-	-	-

Total current Federal and State	$-	$-	$-

Deferred:
Federal	$80,836	$(675,447)	$(1,412,535)
State	11,865	(103,350)	(206,924)

Total income tax provision (benefit)	$92,701	$(778,797)	$(1,619,459)

The United States and foreign components of income (loss) before income taxes are as follows:

	2015	2014	2013

United States	$161,255	$(62,095)	$92,122
Foreign	101,604	287,614	1,429,354
	$262,859	$225,519	$1,521,476

The actual tax expense differs from the "expected" tax expense for the years ended March 31, 2015, 2014 and 2013 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2015	2014	2013

Expected tax expense	$89,372	$76,676	$517,302
State income taxes, net of Federal income tax benefit	(97)	7,815	25,236
Permanent differences	7,507	8,374	5,421
Deemed Dividend	37,563	108,864	537,866
Change in valuation allowance	(91,034)	(820,040)	(2,246,235)
Tax rate differential on foreign earnings	(39,272)	(111,164)	(537,866)
Prior year adjustments	88,662	(49,322)	78,817
Actual tax provision (benefit)	$92,701	$(778,797)	$(1,619,459)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2015	2014	2013
Deferred tax assets:
Federal net operating loss carryforward	$2,041,207	$2,076,141	$2,189,622
State net operating loss carryforward	318,830	413,401	413,849
AMT credit carryforward	52,004	36,808	36,808
Inventory differences	431,744	490,716	358,130
Allowance for doubtful accounts	67,305	66,658	67,849
Reserve for sales returns	76,482	90,895	81,082
Stock option compensation expense	74,716	59,713	-
Stock warrants	39,194	39,193	-
Accrued Vacation	9,183	10,241	9,839
Depreciation and amortization	-	-	81,739
Total deferred tax assets	3,110,665	3,283,766	3,238,918
Deferred tax liability:
Depreciation	(96,725)	(86,091)	-
Net deferred tax assets before valuation allowance	3,013,940	3,197,675	3,238,918
Valuation allowance	(708,385)	(799,419)	(1,619,459)
Net deferred tax assets	$2,305,555	$2,398,256	$1,619,459

Due to economic conditions prior to the fiscal year ended March 31, 2013, the Company believed that it was more likely than not that the benefit from the net deferred tax assets would not be realized, and established a valuation allowance on the deferred tax assets for the entire balance.

During the fiscal year ended March 31, 2015 there was a reduction in the gross deferred tax assets of approximately $91,000 due to the expiration of a California net operating loss carry-forward which was charged against the valuation reserve. During the fiscal year ended March 31, 2014 and March 31, 2013, the Company released a portion of the valuation allowance. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carry forward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. The analysis indicated that it is more likely than not that approximately 77% of the deferred tax asset recorded will be realized. As a result, approximately $0, $0.8 million and $1.6 million of the valuation allowance were released during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The Company recognized a tax provision of approximately $0.1 million for the fiscal year ended March 31, 2015 and a tax benefit of approximately $0.8 million and $1.6 million for the fiscal years ended March 31, 2014 and March 31, 2013, respectively.

At March 31, 2015, the Company has federal tax net operating loss carry forwards in the amount of approximately $6.0 million that will expire beginning in the year 2027. In addition, the Company has state tax net operating loss carry forwards in the amount of approximately $6.9 million that will expire beginning in fiscal 2025. The Company has now exhausted its ability to carry back any further losses and therefore will only be able to recognize tax benefits to the extent that it has future taxable income. Net operating loss carry forward amounts and their year of expiration are as follows:

Fiscal Year of	NOL	NOL
Expiration	Federal	State

2016	$-	$-
2017	-	-
2018	-	-
2019	-	-
2020	-	-
2021 and beyond	6,003,550	6,853,392

	$6,003,550	$6,853,392

The Company is no longer subject to income tax examinations for fiscal years before 2012.

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment and maintains its records accordingly. The majority of sales to customers outside of the United States are made by the Macau Subsidiary until its date of sale. Sales by geographic region for the period presented are as follows:

	2015	2014	2013

North America	$38,251,520	$31,379,629	$34,068,559
Europe	810,049	-	369,215
Australia	212,400	-	-
Others	34,312	-	-
	$39,308,281	$31,379,629	$34,437,774

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2015, 2014, and 2013 totaled $36,802, $27,869 and $30,589, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Income. The Company does not provide any post-employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2015, 75% of accounts receivable were due from two customers in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 61% and 14% at March 31, 2015. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 40%, 29% and 11% at March 31, 2014. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2015, 2014, and 2013 were 77%, 74% and 66% of total revenues, respectively. Revenues derived from top three customers in 2015, 2014 and 2013 as percentage of the total revenue were 27%, 20% and 11%; 26%, 17% and 11%; and 23%, 21% and 13%, respectively. The loss of any of these customers can have an adverse impact on the financial position of the Company.

Net sales derived from the Macau Subsidiary aggregated $5.0 million in 2015, $9.3 million in 2014 and $12.5 million in 2013.

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

During fiscal years 2015, 2014, and 2013, manufacturers in the People's Republic of China ("China") accounted for approximately 100% of the Company's total product purchases, including all of the Company's hardware purchases.

NOTE 15 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2015, 2014, and 2013 are set forth in the following table:

				Basic	Diluted
				Earnings	Earnings
			Net Earnings	(Loss)	(Loss)
	Sales	Gross Profit	(Loss)	Per Share	Per Share
	(In tho usands)	(In tho usands)	(In tho usands)

2015
First quarter	$2,545	$516	$(500)	$(0.01)	$(0.01)
Second quarter	15,952	3,162	321	0.01	0.01
Third quarter	18,086	4,052	1,034	0.03	0.03
Fourth quarter	2,725	581	(685)	(0.02)	(0.02)
Fiscal Year 2015	$39,308	$8,311	$170	$0.00	$0.00

2014
First quarter	$1,414	$301	$(541)	$(0.01)	$(0.01)
Second quarter	10,835	2,403	324	0.01	0.01
Third quarter	16,815	4,107	821	0.02	0.02
Fourth quarter	2,316	296	400	0.01	0.01
Fiscal Year 2014	$31,380	$7,107	$1,004	$0.03	$0.03

2013
First quarter	$1,763	$444	$(480)	$(0.01)	$(0.01)
Second quarter	14,376	3,471	1,435	0.04	0.04
Third quarter	16,617	4,022	1,397	0.04	0.04
Fourth quarter	1,682	132	789	0.01	0.01
Fiscal Year 2013	$34,438	$8,069	$3,141	$0.08	$0.08

NOTE 16 – RELATED PARTY TRANSACTIONS

TRADE

Approximately 20% of our karaoke products in Fiscal 2015 were produced by factories owned by the Shihua Group and we anticipate that approximately 20% of our karaoke products will be manufactured by the Starlight R&D Ltd. in Fiscal 2016. Starlight R&D Ltd. has verbally agreed to manufacture our karaoke products without requiring prepayment from us and will instead assume the cost of manufacturing the products until such time as we are paid by the customers who are purchasing those products from us.

During Fiscal 2015 and 2014 the Company sold approximately $285,000 and $1,861,000, respectively to Star Light Electronics Company, Ltd. (“SLE”), a related company, for direct shipments to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for Fiscal 2015 and 2014 was 16.5% and 14.8%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2015 and 2014 the Company received approximately $181,000 and $0, respectively in licensing fees from SLE for sales of the Company’s products that were sold directly to Cosmo by SLE. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2015 and 2014 we sold approximately $1,249,000 and $0, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major distributors. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for Fiscal 2015 and 2014 was 16.2% and 0%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2015 and 2014 we sold approximately $272,000 and $1,318,000, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 17.9% and 16.2%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2015 and 2014 we purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of the Shihua Group of approximately $1,640,000 and $8,012,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. The goods were sold to the Company at net 60 day terms with interest of 6% per annum assessed on amounts past due on Fiscal 2015 invoices. For Fiscal 2015 and 2014 the Company incurred approximately $4,000 and $0 of interest expense related to past due invoices. These amounts were included as a component of other expenses in the accompanying consolidated statements of income

In Fiscal 2015 and Fiscal 2014, the Company purchased products from Star Fair Electronics Co., Ltd., a related company, of approximately $0 and $873,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income.

In Fiscal 2015 and Fiscal 2014, the Company purchased products of approximately $4,626,000 and $0, respectively, from Starlight R&D These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. In addition, the Company purchased services from Starlight R&D during Fiscal 2015 and 2014 of approximately $49,000 and $2,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income. The goods and services were sold to the Company at net 60 day terms with interest of 6% per annum assessed on amounts past due on Fiscal 2015 invoices. For Fiscal 2015 and 2014 the Company incurred approximately $18,000 and $0 of interest expense related to past due invoices.

During the fiscal years ended March 31, 2015 and 2014, we paid approximately $144,000 and $145,000 respectively to SLE as reimbursement for engineering and quality control services performed on our behalf in China. During the fiscal years ended March 31, 2015 and 2014, the Company received $60,000 from Starlight USA as reimbursement for customer support services performed by the Company on behalf of Starlight USA. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Shihua), Cosmo and SLE to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo, and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. For Fiscal 2015 and 2014 the Company received approximately $141,000 and $0 respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight USA, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company received approximately $0 and $330,000 in service fees from these affiliates during the twelve months ended March 31, 2015 and March 31, 2014, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Subsequent to our fiscal year ended March 31, 2015, SMC-L renewed a service and logistics agreement with Starlight USA, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo and SLE’s domestic sales effective April 1, 2015. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. The Company estimates it will receive approximately $100,000 in expense reimbursements during Fiscal FY2016 related to this agreement.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2015	2014
Estimated return and allowance liabilities at beginning of period	$235,172	$215,471
Costs accrued for new estimated returns and allowances	892,051	826,577
Return and allowance obligations honored	(929,350)	(806,876)

Estimated return and allowance liabilities at end of period	$197,873	$235,172

NOTE 18 – SUBORDINATED RELATED PARTY DEBT

On July 14, 2014, the Company executed the three-year Revolving Credit Facility with PNC Bank, National Association (“PNC”) that replaced the existing line of credit agreement with Crestmark Bank. In connection with the Revolving Credit Facility the Company was required to subordinate related party debt from and Starlight Marketing Development, Ltd. in the amount of $1,924,431. Since the agreement expires beyond the next fiscal year, the subordinated related party debt was classified as a long-term liability on the accompanying balance sheet as of March 31, 2015.

During the fiscal year ended March 31 2014 and in connection with the line of credit with Crestmark Bank the Company was required to subordinate related party debt from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. Since the subordination agreements were in effect throughout the term of the agreement, the amounts due were not payable until the agreement was scheduled for termination on October 12, 2014. Since the agreement expired within one year the subordinated related party debt was classified as a current liability on the accompanying consolidated balance sheet as of March 31, 2014.

SUPPLEMENTAL DATA

SCHEDULE II – Valuation and Qualifying Accounts

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance for	Costs and	End of
Description	Period	Expenses	Write off	Expenses	Period

Year ended March 31, 2015
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$172,465	$43,243	$(40,291)	$(1,286)	$174,131
Deferred tax valuation allowance	$799,419	$-	$(91,034)	$-	$708,385
Inventory reserve	$638,000	$250,000	$(467,000)	$-	$421,000

Year ended March 31, 2014
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$180,306	$-	$(15,807)	$7,966	$172,465
Deferred tax valuation allowance	$1,619,459	$-	$(820,040)	$-	$799,419
Inventory reserve	$503,000	$160,000	$(25,000)	$-	$638,000

Year ended March 31, 2013
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$168,554	$-	$(8,248)	$20,000	$180,306
Deferred tax valuation allowance	$3,865,695	$(626,777)	$(1,619,459)	$-	$1,619,459
Inventory reserve	$663,000	$104,175	$(264,175)	$-	$503,000

