Form 10-Q
period 2015-06-30
SINGING MACHINE CO INC
filed 2015-08-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,117,517 as of August 14, 2015

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$363,410	$116,286
Accounts receivable, net of allowances of $46,698 and $174,131, respectively	1,673,628	1,466,168
Due from PNC Bank	-	137,415
Due from related party - Starlight Electronics Co., Ltd.	17,240	-
Due from related party - Cosmo Communications Canada, Ltd.	77,012	-
Inventories, net	8,110,348	7,448,167
Prepaid expenses and other current assets	90,695	92,609
Deferred financing costs	74,077	74,077
Deferred tax asset, net	761,599	449,274
Total Current Assets	11,168,009	9,783,996

Property and equipment, net	471,395	466,571
Other non-current assets	11,394	11,394
Deferred financing costs, net of current portion	77,164	95,683
Deferred tax asset, net of current portion	1,856,281	1,856,281
Total Assets	$13,584,243	$12,213,925

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$3,025,272	$2,767,180
Note payable related party - Ram Light Management, Ltd.	551,177	496,496
Due to related party - Ram Light Management, Ltd.	583,247	583,247
Due to related party - Starlight R&D, Ltd.	582,072	554,031
Due to related party - Cosmo Communications Canada, Inc.	-	40,256
Due to related party - Starlight Consumer Electronics Co., Ltd.	256,343	208,672
Accrued expenses	617,901	452,651
Revolving line of credit	1,537,014	-
Current portion of capital lease	10,601	12,628
Customer deposits	287,110	-
Obligations to customers for returns and allowances	10,361	399,419
Warranty provisions	153,074	197,873
Total Current Liabilities	7,614,172	5,712,453

Long-term capital lease, net of current portion	-	1,078
Note payable related party debt - Ram Light Management, Ltd. net of current portion	548,823	603,504
Accrued expenses, net of current portion	63,778	46,495
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	1,924,431
Total Liabilities	10,151,204	8,287,961

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,117,517 shares issued and outstanding	381,175	381,175
Additional paid-in capital	19,309,967	19,307,966
Accumulated deficit	(16,258,103)	(15,763,177)
Total Shareholders' Equity	3,433,039	3,925,964
Total Liabilities and Shareholders' Equity	$13,584,243	$12,213,925

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended
	June 30, 2015	June 30, 2014

Net Sales	$3,466,874	$2,544,959

Cost of Goods Sold	2,608,453	2,029,068

Gross Profit	858,421	515,891

Operating Expenses
Selling expenses	457,727	345,267
General and administrative expenses	1,101,981	928,871
Depreciation	37,333	29,331
Total Operating Expenses	1,597,041	1,303,469

Loss from Operations	(738,620)	(787,578)

Other Expenses
Interest expense	(50,112)	(1,842)
Financing costs	(18,519)	-
Net Other Expenses	(68,631)	(1,842)

Loss before income tax benefit	(807,251)	(789,420)

Income tax benefit	312,325	289,891

Net Loss	$(494,926)	$(499,529)

Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,117,517	38,070,642

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net Loss	$(494,926)	$(499,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,333	29,331
Amortization of deferred financing costs	18,519	-
Change in inventory reserve	(37,560)	-
Change in allowance for bad debts	(127,433)	(23,757)
Stock based compensation	2,001	32,398
Warranty provisions	(44,799)	(78,348)
Change in net deferred tax assets	(312,325)	(289,891)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(80,027)	(70,487)
Due from PNC Bank	137,415	-
Inventories	(624,621)	(5,701,055)
Prepaid expenses and other current assets	1,914	(80,613)
Other non-current assets	-	(659)
Increase (decrease) in:
Accounts payable	258,092	4,879,506
Net due to related parties	(58,796)	642,540
Accrued expenses	182,533	97,275
Customer deposits	287,110	-
Obligations to customers for returns and allowances	(389,058)	25,588
Net cash used in operating activities	(1,244,628)	(1,037,701)
Cash flows from investing activities:
Purchase of property and equipment	(42,157)	(33,013)
Net cash used in investing activities	(42,157)	(33,013)
Cash flows from financing activities:
Net proceeds from revolving line of credit	1,537,014	84,414
Payments on long-term capital lease	(3,105)	(2,969)
Net cash provided by financing activities	1,533,909	81,445
Net change in cash	247,124	(989,269)

Cash at beginning of period	116,286	1,354,099
Cash at end of the period	$363,410	$364,830

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,665	$1,842

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

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

NOTE 2-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended June 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions and translations were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of June 30, 2015 and March 31, 2015, the Company had no cash deposits that exceeded the FDIC insurance limit. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at June 30, 2015 and March 31, 2015 were $329,731 and $23,794, respectively.

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

COMPUTATION OF EARNINGS PER SHARE

Loss per common share is computed by dividing net loss by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the conversion of stock options would have a dilutive effect. As of June 30, 2015 and 2014 total potential dilutive shares amounted to approximately 880,000 and 74,000 shares, respectively, however these shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2015 and June 30, 2014 because their effect was anti-dilutive.

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

STOCK BASED COMPENSATION

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2015 and 2014 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2015 and 2014, the stock option expense was $2,001 and $32,398, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 9% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2015 and 2014 was $279,356 and $199,720, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2015 and 2014, these amounts totaled $32,120 and $28,200 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 825, “Financial Instruments”, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2016 is estimated to be approximately 39%. The effective tax rate for the full year ended March 31, 2015 was approximately 35%.

As of June 30, 2015 and March 31, 2015, The Singing Machine had gross deferred tax assets of approximately $3.3 million and $3.0 million, respectively, against which the Company recorded valuation allowances totaling approximately $0.7 million. A valuation allowance was recorded against deferred tax assets because it is more likely than not that a portion of the tax benefits from the gross deferred tax assets will not be realized. For the three month period ended June 30, 2015, the Company recorded a loss before income tax benefit of approximately $807,000 which generated an additional current deferred tax asset and income tax benefit of approximately $312,000. Due to the seasonality of the business, the Company is expected to reverse this increase in deferred tax asset during the remainder of fiscal year ending March 31, 2016.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 30, 2015, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of June 30, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2012 through March 31, 2015.

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

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period with early application allowed beginning with reporting periods after December 15, 2016. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The guidance in ASU 2015-11 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The new guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management is currently assessing whether the implementation of ASU 2015-11 will have any material effect on the company’s consolidated financial statements.

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s revolving credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the revolving credit facility from time to time (See Note 6 – LINE of CREDIT). As of June 30, 2015 and March 31, 2015, PNC Bank owed the Company $0 and $137,415, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the revolving credit facility.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	June 30,	March 31,
	2015	2015
	(unaudited)	(audited)

Finished Goods	$7,893,750	$7,869,167
Inventory in Transit	600,038	-
Inventory Reserve	(383,440)	(421,000)

Inventories, net	$8,110,348	$7,448,167

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2015	2015
		(unaudited)	(audited)

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	5-7 years	4,312	4,312
Warehouse equipment	7 years	224,106	224,106
Molds and tooling	3-5 years	2,399,290	2,357,133
		2,913,358	2,871,201
Accumulated depreciation		2,441,963	2,404,630
		$471,395	$466,571

Depreciation expense for the three months ended June 30, 2015 and June 30, 2014 was $37,333 and $29,331, respectively.

NOTE 6 – LINE OF CREDIT

CRESTMARK BANK

On October 19, 2012, the Company executed a two-year Accounts Receivable Ledgered Line of Credit Facility (“line of credit”) with Crestmark Bank (“Crestmark”) of Troy, Michigan which was terminated by SMC on July 15, 2014 and replaced by a revolving credit facility from PNC Bank National Association.

Interest on the line of credit and discounting charges on accounts receivable advances was accrued at a rate of 2% per annum over the prime rate as published by the Wall Street Journal and at no time was the effective rate less than 5.25% per annum. During the three month period ended June 30, 2015 and 2014 the Company incurred interest expense of $0 and $1,576, respectively on amounts borrowed against the line of credit. The credit facility was secured with all assets of the Company as well as related-party debt subordination agreements totaling $2,500,000 from Ram Light Management, Ltd. in the amount of $1,683,247 and Starlight Marketing Development, Ltd. in the amount of $816,753. There was a 1% commission fee of the gross invoice amount on all domestic accounts receivable pledged. For the three month period ended June 30, 2015 and 2014 the Company incurred commission fees on pledged receivables in the amount of $0 and $14,506, respectively. There were no amounts outstanding on the line of credit as of June 30, 2015 and March 31, 2015.

PNC BANK NATIONAL ASSOCIATION

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) that replaced the existing line of credit agreement with Crestmark. The Revolving Credit Facility has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

•	Up to 85% of the company’s eligible domestic and Canadian accounts receivable aged less than 60 days past due (not to exceed 90 days from invoice date, cross aged on the basis of 50% or more past due with certain specific accounts qualifying for up to 120 days from invoice date not to exceed 30 days from the due date); plus
•	Up to the lesser of (a) 50% of the cost of eligible inventory or (b) 75% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus
•	An all-time $500,000 block; minus
•	Applicable reserves including a dilution reserve equal to 125% of the Company’s advertising and return accrual reserves. Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Credit Facility includes the following sub-limits:

•	Letters of Credit to be issued limited to $3,000,000.
•	Inventory availability limited to $4,000,000.
•	Mandatory pay-down to $1,000,000 (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility must comply with the following quarterly financial covenants to avoid default:

•	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.
•	Capital expenditures limited to $150,000 per year.

Interest on the Revolving Line of Credit accrues at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which is calculated on the basis of a 360 day year for the actual number of days elapsed and is payable quarterly in arrears. During the three month periods ended June 30, 2015 and 2014 the Company incurred interest expense of $9,665 and $0, respectively on amounts borrowed against the line of credit. During the three month periods ended June 30, 2015 and 2014 the Company incurred an unused facility fee of $6,142 and $0, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and amortized over the term of the agreement. Amortization of deferred financing costs for the three months ended June 30, 2015 and 2014 was $18,519 and $0, respectively.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd.in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable beginning December 31, 2014. Scheduled principal and interest payment of $150,000 will only be permitted upon receipt of the Company’s current quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. The Company has not met the above requirements for the first three scheduled payments and as a result has not made any scheduled payments on the note as of June 30, 2015. For the three months ended June 30, 2015 and 2014 the company accrued interest expense on the Ram Light Note in the amount of $17,283 and $0, respectively.

NOTE 7 – LONG-TERM CAPITAL LEASE

On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $36,388. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of June 30, 2015 and March 31, 2015, the outstanding amount due to Wells Fargo was $10,601 and $13,706 respectively.

As of June 30, 2015 and March 31, 2015, the Company had obligations under the capital lease repayable as follows:

	June 30, 2015	March 31, 2015

Total minimum lease payments Within one year	$10,820	$12,984
After one year but within three years	-	1,078
	10,820	14,062
Interest payments relating to future periods	(219)	(356)

Present Value of minimum lease payments	$10,601	$13,706

For the three month periods ended June 30, 2015 and June 30, 2014 the amount of interest related to the capital lease was $142 and $277, respectively.

NOTE 8 – CUSTOMER DEPOSITS

Normal credit terms to foreign customers shipped direct import from our Macau subsidiary are 50% of invoice price prior to shipment with the remaining 50% of invoice price due at time of shipment. As of June 30, 2015 and March 31, 2015 there was a total of $287,110 and $0, respectively on deposit with the company for future period shipments.

NOTE 9 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to “obligations to customers for returns and allowances” in current liabilities on the condensed consolidated balance sheets. Client requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of June 30, 2015 and March 31, 2015 obligations to customers for returns and allowances reclassified from accounts receivable were $10,361 and $399,419, respectively. As of June 30, 2015 and March 31, 2015, there were no customers requesting payment of their credit balance and as such there were no amounts reclassified from obligations to customers for returns and allowances to accounts payable.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau expiring at varying dates. Rent expense for the three month periods ended June 30, 2015 and 2014 was $155,221 and $163,470 respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2015 are as follows:

Operating Leases
For period ending
June 30,
2015	$547,316
2016	535,626
2017	487,671
2018	518,171
2019	524,272
2020 and beyond	218,447
$2,831,503

NOTE 11 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During the three months ended June 30, 2015 and 2014, the Company did not issue any shares of its common stock.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (`Plan"), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of June 30, 2015, the Plan had expired and no shares were available to be issued. As of June 30, 2015, there were 1,102,000 options still outstanding and exercisable under the Plan. This does not include an additional 760,000 options issued after the expiration date of the Plan to directors and key employees as compensation that were not issued from the Plan.

There were no stock options issued during the three months ended June 30, 2015.

NOTE 12 - GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three months ended June 30, 2015 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	2015	2014

North America	$3,073,577	$2,290,253
Europe	237,507	254,706
South Africa	155,790	-
	$3,466,874	$2,544,959

The geographic area of sales was based primarily on the location where the product is delivered.

NOTE 13 – DUE TO / FROM RELATED PARTIES, NET

During the fiscal year ended March 31, 2015, our parent company, Starlight International Holdings Limited, was renamed to Shihua Development Company Limited (“Shihua”), due to a corporate restructuring transaction. As a result of the transaction, Shihua now holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major stockholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of June 30, 2015.

As of June 30, 2015 and March 31, 2015 the Company had amounts due to related parties in the amounts of $4,446,093 and $4,410,637, respectively, consisting of an interest-bearing note payable to Ram Light Management Ltd of $1,100,000 and $0,respectively, (See Note 6) and trade payables due primarily to Shihua affiliates in the amount of $3,346,093 and $4,925,982, respectively. Current fiscal year trade payables that are past due bear interest at a rate of 6% per annum and calculated on the number of days the current fiscal year trade payables are past due. Accrued interest on past due trade payables to Starlight affiliates was $15,842 and $2,357 for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and March 31, 2015 the Company had amounts due from related parties in the amounts of $94,252 and $0, respectively, consisting primarily of non-interest bearing trade receivables due from Shihua affiliates.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2015 and June 30, 2014 the Company sold $64,903 and $316,594, respectively to Starlight Electronics Company, Ltd (“SLE”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for the three months ended June 30, 2015 and June 30, 2014 was 14.7% and 16.6%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. During the three months ended June 30, 2015 and June 30, 2014 the Company sold an additional $113,962 and $101,161, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products and services from Starlight R&D, Ltd, (“SLRD”) a related party. The purchases from SLRD for the three month periods ended June 30, 2015 and 2014 were $32,857 and $24,769, respectively. The Company purchased products from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three month periods ended June 30, 2015 and 2014 were $165,893 and $1,598,200, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

Effective April 1 2015, SMC-L entered into a service and logistics agreement with SCE, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Shihua affiliated companies SCE, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended June 30, 2015 and 2014, the company received approximately $19,885 and $0, respectively. The Company estimates it will receive approximately $100,000 in expense reimbursements for the fiscal year ending March 31, 2016 related to this agreement.

Effective April 1 2014, SMC-L entered into a service and logistics agreement with SCE, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Shihua affiliated companies SCE, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended June 30, 2015 and 2014 the Company received $0 and $43,285, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. This agreement expired on March 31, 2015.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended
	June 30,	June 30,
	2015	2014
Estimated return and allowance liabilities at beginning of period	$197,873	$235,172
Costs accrued for new estimated returns and allowances	87,235	54,002
Return and allowance obligations honored	(132,034)	(132,350)
Estimated return and allowance liabilities at end of period	$153,074	$156,824

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three month periods ended June 30, 2015 and 2014 totaled $9,258 and $6,720, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Income. The Company does not provide any post-employment benefits to retirees.

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

Our products are sold throughout North America, Europe, Australia and South Africa primarily through major mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2015 and 2014.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended
	June 30, 2015	June 30, 2014

Net Sales	100.0%	100.0%

Cost of Goods Sold	75.2%	79.7%

Gross Profit	24.8%	20.3%

Operating Expenses
Selling expenses	13.2%	13.6%
General and administrative expenses	31.8%	36.4%
Depreciation	1.1%	1.2%

Total Operating Expenses	46.1%	51.2%

Loss from Operations	-21.3%	-30.9%

Other Expenses
Interest expense	-1.5%	-0.1%
Finance Costs	-0.5%	0.0%

Total Other Expenses	-2.0%	-0.1%

Loss before income tax benefit	-23.3%	-31.0%

Income tax benefit	9.0%	11.4%

Net Income	-14.3%	-19.6%

QUARTER ENDED JUNE 30, 2015 COMPARED TO THE QUARTER ENDED JUNE 30, 2014

NET SALES

Net sales for the quarter ended June 30, 2015 increased to $3,466,874 from $2,544,959, an increase of $921,915 as compared to the same period ended June 30, 2014. This increase was primarily due to an increase in sales to two major retail customers of approximately $1,310,000 due from replenishment to meet expected spring and summer sales expectations. There was also an increase of approximately $160,000 in direct import sales to a new distributor in South Africa. This sales increase was offset by a reduction in sales to a related party of approximately $210,000 and a reduction of approximately $260,000 to a major retailer that opted not to run the same spring promotion program they ran in the previous year. The remaining sales reduction of approximately $80,000 came from overall reduced restocking requirements of other customers.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2015 increased to $858,421 from $515,891 an increase of $342,530 as compared to the same period in the prior year. Approximately 65% of the gross profit increase was commensurate with the increase in net sales as explained above with the remaining 35% increase due to increased gross profit margin percentage on net sales as explained below.

As a percentage of revenues, gross profit margin for the three months ended June 30, 2015 was 24.8% compared to 20.3% for the three months ended June 30, 2014. This 4.5% increase in gross profit margin points was primarily due to the increased sales of higher margin products to major domestic retail customers for the three months ended June 30, 2015 which accounted for approximately 2.1% of the margin increase with the remaining increase due primarily to favorable product mix to other customers and reductions in product cost from the same period in the prior year.

OPERATING EXPENSES

For the quarter ended June 30, 2015, total operating expenses increased to $1,597,041 compared to $1,303,469 from the same period in the prior year. This represents an increase in total operating expenses of $293,572 from the quarter ended June 30, 2014. Selling expenses increased by approximately $112,000 primarily due to an increase in advertising allowance expense associated with the increase in net sales to one major retail customer and an additional investment in co-op advertising programs with this same customer.

General and administrative expenses increased by approximately $173,110 to $1,101,981 for the three months ended June 30, 2015 compared to $928,871 for the same period ended June 30, 2014. Legal and professional services increased by approximately $20,000 due to field audit and appraisal services provided by PNC Bank as required by our revolving credit facility, an increase of approximately $90,000 in product repair fees from vendors partially due to the timing of returns of repaired goods, an increase of approximately $29,000 in temporary warehouse labor and an increase in payroll expenses of approximately $20,000 due to sales incentives for the net sales increase as well as the hiring of a sales/inventory control analyst. The remaining increase in general and administrative expenses was primarily due to various other variable expenses and was commensurate with the increase in net sales.

LOSS FROM OPERATIONS

Loss from operations decreased $48,958 this quarter to $738,620 for the three months ended June 30, 2015 compared to a loss from operations of $787,578 for the same period ended June 30, 2014. An increase in gross profit margin contributed approximately $343,000 to the decreased loss due to increased sales as explained in Net Sales and Gross Profit above and was offset by an increase in selling, general and administrative expenses of approximately $294,000 as discussed in Operating Expenses above.

INCOME TAXES

The Company recorded an income tax benefit of approximately $312,000 due to the loss from operations during the three months ended June 30, 2015 which generated an additional current deferred tax asset of approximately $312,000 as of June 30, 2015. The income tax benefit was based on management’s best estimate of the Company’s full year effective tax rate of approximately 39%. Due to the seasonality of the business, the Company is expected to fully reverse this increase in deferred tax asset during the fiscal year ending March 31, 2016. For the three months ended June 30, 2014, the Company recorded an income tax benefit of approximately $290,000 due to the loss from operations which generated an additional current deferred tax asset of approximately $290,000 as of June 30, 2014.

NET LOSS

For the three months ended June 30, 2015 net loss decreased to $494,926 compared to a net loss of $499,529 for the same period a year ago. The decrease in net loss was primarily due to the same reasons discussed in loss from operations and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, Singing Machine had cash on hand of $363,410 with no restrictions as compared to cash on hand of $502,872 of which $138,042 was restricted as collateral for a stand-by letter of credit on June 30, 2014. We had working capital of $3,553,837 as of June 30, 2015.

Net cash used in operating activities was $1,244,628 for the three months ended June 30, 2015, as compared to $1,037,701 used in operating activities the same period a year ago. During the three month period ending June 30, 2015 there was a loss before income tax benefit of approximately $807,000 due primarily to increased gross profit margin offset by increased selling and administrative expenses as explained in Net Sales, Gross Profit and Operating Expenses above. Inventory increased approximately $625,000 due to seasonal returns and purchases for sales in the upcoming quarter. This inventory increase was offset by an increase in accrued expenses of approximately $183,000 during the three month period ended June 30, 2015 primarily due to an increase in accrued advertising allowance associated with incremental sales.

Net cash used in operating activities was $1,037,701 for the three months ended June 30, 2014. During the three month period ending June 30, 2014 there was a loss before income tax benefit of approximately $790,000 due primarily to increased gross profit margin offset by increased selling and administrative expenses as explained in Net Sales, Gross Profit and Operating Expenses above. The Company also increased its accounts payable and net due to related parties by approximately $5,500,000 which was offset by an increase in inventory of approximately $5,700,000 during the three month period ended June 30, 2014 in anticipation of upcoming seasonal customer sales.

Net cash used by investing activities for the three months ended June 30, 2015 was $42,157 as compared to $33,013 used by investing activities for the same period ended a year ago. This increase in investment activity was due to an increase in investment of tooling and molds for new products during the three month period ended June 30, 2015 as compared to the three months ended June 30, 2014.

Net cash provided by financing activities for the three month period ended June 30, 2015 was $1,533,909 compared to cash provided by financing activities of $81,445 for the same period ended a year ago. Financing activities for the three month period ended June 30, 2015 were primarily from borrowings on the revolving line of credit which allowed advances against inventory as compared to previous line of credit in place for the period ended June 30, 2014 which did not allow for advances on inventory.

Forward-looking liquidity and capital resources: As previously announced, SMC on July 14. 2014 entered into a 3-year Revolving Credit Facility with PNC Bank which provides for a near-tripling of our credit availability and at more attractive pricing than the previous factoring arrangement with Crestmark Bank. In addition to our current bank financing, the Shihua Group has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We do not believe we will require any bridge financing from the Shihua Group for the fiscal year ending March 31, 2016, however we will continue to take advantage of extended terms for trade payables with the Shihua Group throughout the year. During the three months ended June 30, 2015, our related party debt decreased by approximately $59,000 primarily due to increases in related-party inventory repair invoices. Taking into account internally generated funds and credit facilities available to Shihua we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

Our average monthly general and administrative expenses are approximately $370,000. We expect that we will require approximately $1,100,000 for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Collecting our existing accounts receivable;
•	Selling existing inventory;
•	Vendor financing;
•	Borrowing from the Revolving Credit facility;
•	Extended payment terms from our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related and non-related parties.

Our sources of cash for working capital in the long term, 12 months and beyond are essentially the same as our sources during the short term. As of June 30, 2015, we continued to borrow from our asset based lending facility with PNC Bank N.A. which provides for a maximum loan amount of $15,000,000 during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations and to continue as a going concern.

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate defective returns and maintain the appropriate level of inventory. We believe that our warranty provision reflects the proper amount of reserves to cover potential defective sales returns based on historical return ratios and information available from the customers.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for systems and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 87% and 88% of net sales in fiscal 2015 and 2014, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Gary Atkinson, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Lionel Marquis, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: August 14, 2015

	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

