Form 10-Q
period 2015-09-30
SINGING MACHINE CO INC
filed 2015-11-12
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller Reporting Company ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,161,635 as of November 12, 2015

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$445,312	$116,286
Accounts receivable, net of allowances of $125,390 and $174,131, respectively	16,972,702	1,466,168
Due from PNC Bank	-	137,415
Due from related party - Cosmo Communications Canada, Ltd	420,088	-
Due from related party - Winglight Pacific, Ltd	1,171,169	-
Inventories, net	9,549,247	7,448,167
Prepaid expenses and other current assets	188,324	92,609
Deferred financing costs	74,077	74,077
Deferred tax asset, net	347,458	449,274
Total Current Assets	29,168,377	9,783,996

Property and equipment, net	521,423	466,571
Other non-current assets	11,394	11,394
Deferred financing costs, net of current portion	58,644	95,683
Deferred tax asset, net of current portion	1,583,403	1,856,281
Total Assets	$31,343,241	$12,213,925

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$9,262,726	$2,767,180
Note payable related party - Ram Light Management, Ltd.	967,544	496,496
Due to related party - Ram Light Management, Ltd	583,247	583,247
Due to related party - Starlight Electronics Co., Ltd	2,721,293	-
Due to related party - Starlight R&D, Ltd.	393,886	554,031
Due to related party - Cosmo Communications Canada, Inc.	-	40,256
Due to related party - Starlight Consumer Electronics Co., Ltd.	23,951	208,672
Accrued expenses	1,679,010	452,651
Revolving line of credit	8,540,889	-
Current portion of capital lease	7,462	12,628
Customer deposits	91,157	-
Obligations to customers for returns and allowances	5,410	399,419
Warranty provisions	627,531	197,873
Total Current Liabilities	24,904,106	5,712,453

Long-term capital lease, net of current portion	-	1,078
Note payable related party debt - Ram Light Management, Ltd. net of current portion	-	603,504
Accrued expenses, net of current portion	-	46,495
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	1,924,431
Total Liabilities	26,828,537	8,287,961

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,161,635 and 38,117,517 shares issued and outstanding, respectively	381,616	381,175
Additional paid-in capital	19,319,718	19,307,966
Accumulated deficit	(15,186,630)	(15,763,177)
Total Shareholders' Equity	4,514,704	3,925,964
Total Liabilities and Shareholders' Equity	$31,343,241	$12,213,925

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Sales	$21,060,584	$15,952,059	$24,527,458	$18,497,018

Cost of Goods Sold	16,109,943	12,790,291	18,718,396	14,819,359

Gross Profit	4,950,641	3,161,768	5,809,062	3,677,659

Operating Expenses
Selling expenses	1,831,235	1,266,767	2,288,962	1,612,034
General and administrative expenses	1,202,256	1,267,246	2,304,237	2,196,118
Depreciation	37,332	32,873	74,665	62,204
Total Operating Expenses	3,070,823	2,566,886	4,667,864	3,870,356

Income (Loss) from Operations	1,879,818	594,882	1,141,198	(192,697)

Other Expenses
Interest expense	(102,806)	(79,644)	(152,918)	(81,485)
Financing costs	(18,520)	(15,433)	(37,039)	(15,433)
Total Other Expenses	(121,326)	(95,077)	(189,957)	(96,918)

Income (Loss) Before Income Tax (Provision) Benefit	1,758,492	499,805	951,241	(289,615)

Income Tax (Provision) Benefit	(687,019)	(178,634)	(374,694)	111,257

Net Income (Loss)	$1,071,473	$321,171	$576,547	$(178,358)

Income (Loss) per Common Share
Basic	$0.03	$0.01	$0.02	$0.00
Diluted	$0.03	$0.01	$0.01	$0.00

Weighted Average Common and Common Equivalent Shares:
Basic	38,141,974	38,083,663	38,129,812	38,077,116
Diluted	38,629,328	38,538,510	38,613,732	38,077,116

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net Income (Loss)	$576,547	$(178,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	74,665	62,204
Amortization of deferred financing costs	37,039	15,433
Change in inventory reserve	112,440	50,000
Change in allowance for bad debts	(48,741)	63,156
Stock based compensation	12,193	42,103
Warranty provisions	429,658	292,859
Change in net deferred tax assets	374,694	(111,257)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(15,457,793)	(8,059,910)
Inventories	(2,213,520)	(9,280,282)
Prepaid expenses and other current assets	(95,715)	(67,778)
Other non-current assets	-	6,236
Increase (decrease) in:
Accounts payable	6,495,546	9,439,129
Net due to related parties	744,914	726,052
Accrued expenses	1,179,864	712,285
Customer deposits	91,157	-
Obligations to customers for returns and allowances	(394,009)	(960)
Net cash used in operating activities	(8,081,061)	(6,289,088)
Cash flows from investing activities:
Purchase of property and equipment	(129,517)	(33,013)
Net cash used in investing activities	(129,517)	(33,013)
Cash flows from financing activities:
Net proceeds from revolving line of credit	8,678,304	5,370,519
Payment on note payable related party - Ram Light Management, Ltd.	(132,456)	-
Payment of deferred financing costs	-	(222,232)
Payments on long-term capital lease	(6,244)	(5,971)
Net cash provided by financing activities	8,539,604	5,142,316
Net change in cash	329,026	(1,179,785)

Cash at beginning of period	116,286	1,354,099
Cash at end of period	$445,312	$174,314

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,808	$63,205

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended September 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions and translations were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of September 30, 2015 and March 31, 2015, the Company had no cash deposits that exceeded the FDIC insurance limit. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at September 30, 2015 and March 31, 2015 were $362,146 and $23,794 respectively.

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

COMPUTATION OF EARNINGS PER SHARE

Income (loss) per common share is computed by dividing net income (loss) by the weighted average of common shares outstanding during the period. Diluted net income (loss) per share is presented as the conversion of stock options would have a dilutive effect. As of September 30, 2015 and 2014 total potential dilutive shares amounted to approximately 484,000 and 455,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and six months ended September 30, 2015 and the three months ended September 30, 2014, however, they were not included in the computation of earnings per share for the six months ended September 30, 2014 because their effect was anti-dilutive.

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

STOCK BASED COMPENSATION

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended September 30, 2015 and 2014 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2015 and 2014, the stock option expense was $2,692 and $2,205, respectively. For the six months ended September 30, 2015 and 2014, the stock option expense was $4,693 and $34,603, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 9% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended September 30, 2015 and 2014 was $1,237,478 and $821,026, respectively. Advertising expense for the six months ended September 30, 2015 and 2014 was $1,516,834 and $1,020,746, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2015 and 2014, these amounts totaled $69,169 and $45,313, respectively. For the six months ended September 30, 2015 and 2014, these amounts totaled $101,289 and $73,513, respectively.

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

As of September 30, 2015 and March 31, 2015, The Singing Machine had gross deferred tax assets of approximately $2.6 million and $3.0 million, respectively, against which the Company recorded valuation allowances totaling approximately $0.7 million. A valuation allowance was recorded against deferred tax assets because it is more likely than not that a portion of the tax benefits from the gross deferred tax assets will not be realized. For the six month period ended September 30, 2015, the Company recorded a profit before income tax provision of approximately $951,000 which generated a reduction in the deferred tax asset and an income tax provision of approximately $375,000.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of September 30, 2015, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of September 30, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2012 through March 31, 2015.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the condensed consolidated statements of operations.

RECLASSIFICATIONS

Certain balances presented previously have been reclassified to conform to the financial statement presentation adopted for this period.

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

The amendments in this ASU were deferred by ASU 2015-14 and are now effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period with early application allowed beginning with reporting periods after December 15, 2016. Management is currently assessing whether the implementation of ASU 2014-09 and ASU 2015-14 will have any material effect on the company’s consolidated financial statements.

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

In April 2015 and September 2015, the FASB issued ASU 2015-03 and ASU 2015-15, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents these costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense”. Any debt issuance costs incurred before the associated funding is received should be reported on the balance sheet as deferred charges until the debt liability amount is recorded. ASU 2015-15 was issued to clarify that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets and amortized ratably over the term of the line-of-credit arrangement. The guidance in ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued with the new guidance to be applied retrospectively to all prior periods. The Company elected early adoption of ASU 2015-03 and ASU 2015-15 for the periods ended September 30, 2014 and 2015. Since the Company’s deferred financing costs were related to the PNC Bank line of credit arrangement, the adoption had no effect on the company’s consolidated financial statements.

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

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s Revolving Line of Credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the Revolving Line of Credit from time to time (See Note 6 – LINE OF CREDIT). As of September 30, 2015 and March 31, 2015, PNC Bank owed the Company $0 and $137,415, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the Revolving Line of Credit.

NOTE 4 – INVENTORIES, NET

Inventories are comprised of the following components:

	September 30,	March 31,
	2015	2015
	(unaudited)

Finished Goods	$8,568,358	$7,869,167
Inventory in Transit	1,514,329	-
Inventory Reserve	(533,440)	(421,000)

Inventories, net	$9,549,247	$7,448,167

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2015	2015
		(unaudited)

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	5-7 years	4,312	4,312
Warehouse equipment	7 years	224,106	224,106
Molds and tooling	3-5 years	2,486,650	2,357,133
		3,000,718	2,871,201
Accumulated depreciation		2,479,295	2,404,630
Property and equipment, net		$521,423	$466,571

Depreciation expense for the three months ended September 30, 2015 and September 30, 2014 was $37,332 and $32,873, respectively.

Depreciation expense for the six months ended September 30, 2015 and September 30, 2014 was $74,665 and $62,204, respectively.

NOTE 6 – LINE OF CREDIT

PNC BANK NATIONAL ASSOCIATION

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Line of Credit”) with PNC Bank, National Association (“PNC”) that replaced an existing line of credit agreement with Crestmark Bank. The Revolving Line of Credit has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Line of Credit shall not exceed the sum of the following (the “Borrowing Base”):

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

The Revolving Line of Credit includes the following sub-limits:

•	Letters of Credit to be issued limited to $3,000,000.
•	Inventory availability limited to $4,000,000.
•	Mandatory pay-down to $1,000,000 (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Line of Credit must comply with the following quarterly financial covenants to avoid default:

•	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.
•	Capital expenditures limited to $150,000 per year.

Interest on the Revolving Line of Credit is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Line of Credit which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three month periods ended September 30, 2015 and 2014, the Company incurred interest expense of $42,478 and $61,065, respectively on amounts borrowed against the Revolving Line of Credit. During the six month periods ended September 30, 2015 and 2014, the Company incurred interest expense of $52,143 and $61,065, respectively on amounts borrowed against the Revolving Line of Credit. During the three month periods ended September 30, 2015 and 2014, the Company incurred an unused facility fee of $8,132 and $7,617, respectively on the unused portion of the Revolving Line of Credit. During the six month periods ended September 30, 2015 and 2014, the Company incurred an unused facility fee of $14,274 and $7,617, respectively on the unused portion of the Revolving Line of Credit.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Line of Credit is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Line of Credit of approximately $222,000 were deferred and amortized over the term of the agreement. During the three month periods ended September 30, 2015 and 2014, the Company incurred amortization expense of $18,520 and $15,433, respectively. During the six month periods ended September 30, 2015 and 2014, the Company incurred amortization expense of $37,039 and $15,433, respectively.

As a condition of the Revolving Line of Credit, a portion of the Company’s related-party debt with Ram Light Management, Ltd.in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable beginning December 31, 2014. Scheduled principal and interest payments of $150,000 will only be permitted upon receipt of the Company’s current quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Line of Credit to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. The Company did not meet the above requirements for the first three scheduled payments, however, the company did meet the requirements as of September 30, 2015 and accordingly made the $150,000 payment due on September 30, 2015. For the three months ended September 30, 2015 and 2014 the company accrued interest expense on the Ram Light Note in the amount of $17,544 and $12,964, respectively. For the six months ended September 30, 2015 and 2014 the company accrued interest expense on the Ram Light Note in the amount of $34,828 and $12,964, respectively.

NOTE 7 – LONG-TERM CAPITAL LEASE

On April 13, 2013, the company entered into a long-term capital leasing arrangement with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the lease of two used forklift vehicles in the amount of $36,388. The lease requires monthly payments in the amount of $1,082 per month over a total lease term of 36 months which commenced on May 19, 2013. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of September 30, 2015 and March 31, 2015 the outstanding amount due to Wells Fargo was $7,462 and $13,706 respectively.

As of September 30, 2015 and March 31, 2015, the Company had obligations under the capital lease payable as follows:

	September 30, 2015	March 31, 2015

Total minimum lease payments
Within one year	$7,574	$12,984
After one year but within three years	-	1,078
	7,574	14,062
Interest payments relating to future periods	(112)	(356)

Present Value of minimum lease payments	$7,462	$13,706

For the three month periods ended September 30, 2015 and September 30, 2014 the amount of interest related to the capital lease was $107 and $244, respectively. For the six month periods ended September 30, 2015 and September 30, 2014 the amount of interest related to the capital lease was $249 and $521, respectively.

NOTE 8 – CUSTOMER DEPOSITS

Normal credit terms to foreign customers shipped direct import from our Macau subsidiary 50% of invoice price prior to shipment with the remaining 50% of invoice price due at time of shipment. As of September 30, 2015 and March 31, 2015 there was a total of $91,157 and $0, respectively on deposit with the company for future period shipments.

NOTE 9 – OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to obligations to customers for returns and allowances in current liabilities on the condensed consolidated balance sheet. Customer requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the customer accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of September 30, 2015 and March 31, 2015, obligations to customers for returns and allowances reclassified from accounts receivable were $5,410 and $399,419, respectively. As of September 30, 2015 and March 31, 2015 there were no customers requesting payment of their credit balance and as such no amounts were reclassified from obligations to customers for returns and allowances to accounts payable.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company is committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau expiring at varying dates. Rent expense for the three month periods ended September 30, 2015 and 2014 was $154,964 and $147,905, respectively. Rent expense for the six months ended September 30, 2015 and 2014 was $310,185 and $311,375, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2015 are as follows:

Operating Leases
For period ending September 30,
2015	$551,288
2016	519,258
2017	490,722
2018	524,272
2019	524,271
2020	87,379
$2,697,190

NOTE 11 – SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

On August 10, 2015, the Company issued 44,118 shares of its common stock to our Board of Directors at $0.17 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2015.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (the “Plan”), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of September 30, 2015, the Plan had expired and no shares were available to be issued. As of September 30, 2015 there were 1,102,000 options still outstanding under the Plan. This does not include an additional 785,000 options issued after the expiration date of the plan to directors and key employees as compensation that were not issued from the Plan.

On July 1, 2015, the Company granted 25,000 stock options that were issued to the Vice President of Sales and Marketing at an exercise price of $0.17 per share with a one year vesting period pursuant to a sales incentive program for the fiscal year ended March 31, 2015.

The fair value of the option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees and other contributing factors.

•	For the three and six months ended September 30, 2015: expected dividend yield 0%, risk-free interest rate of 0.26%, volatility 107.6% and expected term of three years.

NOTE 12 – GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and six months ended September 30, 2015 and 2014 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2015	2014	2015	2014

North America	$19,352,542	$15,756,547	$22,426,119	$18,046,800
Europe	1,499,913	89,312	1,737,420	344,018
Australia	145,140	106,200	145,140	106,200
South Africa	62,989	-	218,779	-
	$21,060,584	$15,952,059	$24,527,458	$18,497,018

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 13 – DUE TO / FROM RELATED PARTIES, NET

During the fiscal year ended March 31, 2015, our parent company, Starlight International Holdings Limited, was renamed to Shihua Development Company Limited (“Shihua”), due to a corporate restructuring transaction. As a result of the transaction, Shihua now holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major stockholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of September 30, 2015.

As of September 30, 2015 and March 31, 2015 the Company had amounts due to related parties in the amounts of $6,614,352 and $4,410,637, respectively, consisting of an interest-bearing note payable to Ram Light Management Ltd of $967,544 and $1,100,000, respectively, (See Note 6) and trade payables due primarily to Shihua affiliates in the amount of $5,646,808 and $3,310,637, respectively. Current fiscal year trade payables that are past due bear interest at a rate of 6% per annum and calculated on the number of days the current fiscal year trade payables are past due. Accrued interest on past due trade payables to Starlight affiliates was $32,820 and $2,357 for the three months ended September 30, 2015 and 2014, respectively. Accrued interest on past due trade payables to Starlight affiliates was $48,662 and $2,357 for the six months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and March 31, 2015 the Company had amounts due from related parties in the amounts of $1,591,257 and $0, respectively, consisting primarily of non-interest bearing trade receivables due from Shihua affiliates.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2015 and September 30, 2014 the Company sold approximately $51,000 and $86,000, respectively to Starlight Electronics Company, Ltd. (“SLE”), a related party. During the six months ended September 30, 2015 and September 30, 2014 the Company sold approximately $116,000 and $403,000, respectively to SLE. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for the three months ended September 30, 2015 and September 30, 2014 was 17.7% and 16.5%, respectively. The average gross profit margin on sales to SLE for the six months ended September 30, 2015 and September 30, 2014 was 16.0% and 16.5%, respectively. These products were drop shipped to Cosmo Communications of Canada (“Cosmo”), a related party and the Company’s primary distributor of its products to Canada.

During the three months ended September 30, 2015 and September 30, 2014 the Company sold additional product to Cosmo of approximately $331,000 and $144,000, respectively, from our California warehouse facility. During the six months ended September 30, 2015 and September 30, 2014 the Company sold an additional $445,000 and $245,000, respectively, of product to Cosmo from our California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

For the three and six month periods ended September 30, 2015 and 2014 the Company received approximately $0 and $117,000, respectively, in licensing fees from SLE for sales of the Company’s products that were sold directly to Cosmo by SLE. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company purchased products from SLE. The purchases from SLE for the three and six month periods ended September 30, 2015 and 2014 were approximately $2,810,000 and $0, respectively.

During the three and six months ended September 30, 2015 and September 30, 2014 the Company sold approximately $1,171,000 and $973,000, respectively, to Winglight Pacific, Ltd. (“Winglight”), a related party. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three and six months ended September 30, 2015 and September 30, 2014 was 21.4% and 16.0%, respectively. These products were drop shipped to Cosmo.

The Company purchased products and services from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three month periods ended September 30, 2015 and 2014 were approximately $73,000 and $222,000, respectively. The purchases from SCE for the six month periods ended September 30, 2015 and 2014 were approximately $155,000 and $1,821,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products and services from Starlight R&D, Ltd, (“SLRD”) a related party. The purchases from SLRD for the three month period ended September 30, 2015 and 2014 were approximately $587,000 and $3,404,000, respectively. The purchases from SLRD for the six month period ended September 30, 2015 and 2014 were $620,000 and $3,429,000, respectively. These amounts were included as a component of cost of goods sold and general and administrative expenses in the accompanying condensed consolidated statements of operations.

Effective April 1 2015, SMC-L entered into a service and logistics agreement with SCE, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Shihua affiliated companies SCE, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended September 30, 2015 and 2014, the company received approximately $27,000 and $0, respectively. For the six months ended September 30, 2015 and 2014, the company received approximately $47,000 and $0, respectively. The Company estimates it will receive approximately $100,000 in expense reimbursements for the fiscal year ending March 31, 2016 related to this agreement.

Effective April 1 2014, SMC-L entered into a service and logistics agreement with SCE, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Shihua affiliated companies SCE, Cosmo and SLE’s domestic sales. This agreement expired on March 31, 2015. For these services, Starlight USA, Cosmo and SLE agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended September 30, 2015 and 2014 the Company received $0 and $41,923, respectively. For the six months ended September 30, 2015 and 2014 the Company received $0 and $85,208, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Estimated return and allowance liabilities at beginning of period	$153,074	$156,824	$197,873	$235,172
Costs accrued for new estimated returns and allowances	550,673	442,798	637,907	513,721
Return and allowance obligations honored	(76,216)	(71,591)	(208,249)	(220,862)

Estimated return and allowance liabilities at end of period	$627,531	$528,031	$627,531	$528,031

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three month periods ended September 30, 2015 and 2014 totaled $11,634 and $6,971, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the six month periods ended September 30, 2015 and 2014 totaled $20,893 and $16,229, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

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

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company”, “SMC”, “The Singing Machine”) and its three wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”) and SMC-Music, Inc. (“SMC-M”) are primarily engaged in the development, marketing, and sale of consumer karaoke audio systems, accessories, musical instruments and musical recordings. The products are sold by SMC to retailers and distributors for resale to consumers.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months and six months ended September 30, 2015 and 2014.

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	76.5%	80.2%	76.3%	80.1%

Gross Profit	23.5%	19.8%	23.7%	19.9%

Operating Expenses
Selling expenses	8.7%	7.9%	9.3%	8.7%
General and administrative expenses	5.7%	8.0%	9.4%	11.9%
Depreciation and amortization	0.2%	0.2%	0.3%	0.3%

Total Operating Expenses	14.6%	16.1%	19.0%	20.9%

Income (Loss) from Operations	8.9%	3.7%	4.7%	-1.0%

Other Expenses
Interest expense	-0.5%	-0.5%	-0.6%	-0.4%
Financing costs	-0.1%	-0.1%	-0.2%	-0.1%

Total Other Expenses	-0.6%	-0.6%	-0.8%	-0.5%

Income (Loss) before income tax (provision) benefit	8.3%	3.1%	3.9%	-1.5%

Income tax (provision) benefit	-3.2%	-1.1%	-1.5%	0.6%

Net Income (Loss)	5.1%	2.0%	2.4%	-0.9%

QUARTER ENDED SEPTEMBER 30, 2015 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2014

NET SALES

Net sales for the quarter ended September 30, 2015 increased to $21,060,584 from $15,952,059 an increase of approximately $5,109,000 as compared to the same period ended September 30, 2014. This increase in net sales was primarily due to increased product sales to three major retail customers due to increased promotional programs with these customers. There was also an increase of approximately $1,400,000 in sales to international distributors in Europe, Australia and a new distributor in South Africa.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2015 increased to $4,950,641 from $3,161,678 an increase of approximately $1,789,000 as compared to the same period in the prior year. This increase is primarily due to the increase in revenue to international distributors and three major retail customers as explained in Net Sales and accounted for approximately 56% of the increase. The remaining 44% of the increase is primarily due to increased gross profit margins due to price increases to one major retailer and reduction of product costs on certain high volume products.

Gross profit margin for the three month period ended September 30, 2015 was 23.5% compared to 19.8% for the three month period ended September 30, 2014, an increase of 3.7%. Price increases on specific promotional products to one major retail customer accounted for approximately 2.4% of the gross profit margin increase with the remaining 1.3% increase due to cost reductions on certain high volume products.

OPERATING EXPENSES

For the quarter ended September 30, 2015, total operating expenses increased to $3,070,823. This represents an increase of approximately $504,000 from the same period’s quarter ended total operating expenses of $2,566,866. This increase was primarily due to an increase of approximately $564,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers offset by a decrease in general and administrative expenses of approximately $65,000 with the remaining variance due to an increase in depreciation expense.

Selling expenses increased approximately $564,000 for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Due to the increase in net sales for the quarter ended September 30, 2015 and additional promotions with three major retail customers, advertising co-op allowance for major retail customers increased approximately $437,000 accounting for 78% of the increase. The remaining variance of approximately $127,000 was due to variable selling expenses such as freight and commissions which increased commensurate with the increase in net sales.

General and administrative expenses decreased approximately $65,000 for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. There was a decrease of approximately $60,000 of warehouse supplies from the previous year as there were no special logistics projects as was required in the prior fiscal year for one major retail customer that required the purchase of a significant amount of logistics supplies to complete.

INCOME FROM OPERATIONS

Income from operations increased approximately $1,285,000 this quarter, to $1,879,818 for the three months ended September 30, 2015 compared to income from operations of $594,882 for the same period ended September 30, 2014. The increase in sales and gross profit margin offset by the increase in operating expenses as explained above for the three months ended September 30, 2015 compared to the same period ended September 30, 2014 accounted for most of the variance.

OTHER EXPENSES

Other expenses increased to $121,326 from $95,077 for the same period a year ago. There was an increase of interest expense of approximately $33,000 due to interest charged by related-party and non-related party vendors on past due trade payables. This increase was somewhat offset by a decrease in interest due to reduced borrowings on the PNC Bank line of credit during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.

INCOME TAXES

For the three months ended September 30, 2015 and September 30, 2014 the Company recognized an income tax provision of approximately $687,000 and $179,000, respectively, due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 39% and 38%, respectively.

NET INCOME

For the three months ended September 30, 2015 net income increased to $1,071,473 compared to net income of $321,171 for the same period a year ago. The increase in net income was the same as explained in income from operations.

SIX MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2014

NET SALES

Net sales for the six months ended September 30, 2015 increased to $24,527,458 from $18,497,018, an increase of approximately $6,030,000 as compared to the same period ended September 30, 2014. This increase in sales is primarily due to an increase of approximately $1,400,000 in sales to international distributors in Europe, Australia and a new distributor in South Africa. The remaining increase was primarily due to increased product sales to three major retail customers due to increased promotional programs with these customers.

GROSS PROFIT

Gross profit for the six months ended September 30, 2015 increased to $5,809,062 from $3,677,659, an increase of approximately $2,131,000 as compared to the same period in the prior year. This increase is primarily due to the increase in revenue to international distributors and three major retail customers as explained in Net Sales and accounted for approximately 57% of the increase. The remaining 43% of the increase is primarily due to increased gross profit margins due to price increases to one major retailer and reduction of product costs on certain high volume products.

Gross profit margin for the six month period ended September 30, 2015 was 23.7% compared to 19.9% for the six month period ended September 30, 2014, an increase of 3.8%. Price increases on specific promotional products to one major retail customer accounted for approximately 2.6% of the gross profit margin increase with the remaining 1.3% increase due to cost reductions on certain high volume products.

OPERATING EXPENSES

For the six months ended September 30, 2015, total operating expenses increased to $4,667,864 from $3,870,356 for the six months ended September 30, 2014, an increase of approximately $798,000. This increase was primarily due an increase of approximately $677,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers, and an increase general and administrative of approximately $108,000 with the remaining increase of approximately $13,000 due to an increase in depreciation expense.

Selling expenses increased approximately $677,000 for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Due to the increase in net sales for the quarter ended September 30, 2015 and additional promotions with three major retail customers, advertising co-op allowance for major retail customers increased approximately $552,000 accounting for 83% of the increase. The remaining variance of approximately $125,000 was due to variable selling expenses such as freight and commissions which increased commensurate with the increase in net sales.

General and administrative expenses increased approximately $108,000 for the six months ended September 30, 2015 compared to same period ended September 30, 2014. There was an increase in inspection and testing expenses of approximately $36,000 primarily due to the increase in direct import shipments requiring additional inspections, an increase in repair charges associated with defective goods of approximately $47,000 and an increase in product development expenses of approximately $25,000 associated with modifications to the Home product line.

INCOME (LOSS) FROM OPERATIONS

Income from operations increased approximately $1,334,000 to income from operations of $1,141,198 for the six months ended September 30, 2015 compared to loss from operations of $192,697 for the same period ended September 30, 2014. The increase in sales and gross profit margin somewhat offset by the increase in operating expenses as explained above for the six months ended September 30, 2015 compared to the same period ended September 30, 2014 accounted for most of the variance.

OTHER EXPENSES

Our other expenses increased to $189,957 from $96,918 for the same period a year ago. The note payable to Ram Light Management, Ltd. had six months of interest accrued as of the period ended September 30, 2015 compared to less than three months of interest accrued during the same period ended September 30, 2014 accounting for approximately $22,000 of the increase. Interest expense on past-due trade payables from related and non-related vendors accounted for approximately $49,000 of the increase. The remaining variance was primarily due to an increase in amortization of deferred financing costs of approximately $22,000.

INCOME TAXES

For the six months ended September 30, 2015 and September 30, 2014 the Company recognized an income tax provision of approximately $375,000 and an income benefit of $111,000, respectively, due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 39% and 38%, respectively.

NET INCOME (LOSS)

For the six months ended September 30, 2015 net income increased to $576,547 compared to net loss of $178,358 for the same period a year ago. The increase in net income was the same as explained in income from operations and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, Singing Machine had cash on hand of $445,312 with no restrictions as compared to cash on hand of $312,356 of which $138,042 was restricted as collateral for a stand-by letter of credit on September 30, 2014. We had working capital of $4,264,271 as of September 30, 2015.

Net cash used in operating activities was $8,081,061 for the six months ended September 30, 2015, as compared to $6,289,088 used in operating activities during the same period a year ago. During the six month period ending September 30, 2015 the Company experienced an increase in inventory of approximately $2,200,000 primarily due to inventory requirements for the upcoming holiday season. Accounts receivable also increased by approximately $15,500,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2015. These uses of operating cash were offset by operating activities that provided cash including net income of approximately $600,000, an increase in accounts payable (primarily inventory vendors) of approximately $6,500,000, an increase in related party debt (primarily for goods manufactured by related parties) of approximately $700,000, an increase in accrued expenses of approximately $1,200,000 and a seasonal increase in warranty provisions of approximately $400,000 which were all commensurate with the increase in seasonal sales. These activities accounted for approximately 97% of the cash used in operations with the remaining 3% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was $6,289,088 for the six months ended September 30, 2014. During the six month period ended September 30, 2014 the Company experienced increased shipments and inventory requirements from vendors resulting in an increase in inventory (especially in-transit) of approximately $9,300,000. Accounts receivable also increased by approximately $8,100,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2014. These uses of cash were offset by an increase of accounts payable (primarily inventory vendors) of approximately $9,400,000, increase in related party debt (primarily for goods manufactured by related parties) of approximately $700,000 and increases in accrued expenses of approximately $700,000 commensurate with the increase in seasonal sales. These changes accounted for 95% of the cash used in operations with the remaining 5% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the six months ended September 30, 2015 was $129,517 as compared to $33,013 used by investing activities for the same period ended a year ago. The increase in investment activity was due to increased investment of tooling and molds for new products as compared to the same period in the prior year.

Net cash provided by financing activities was $8,539,604 for the six months ended September 30, 2015, as compared to net cash provided by financing activities of $5,142,316 for the same period ended a year ago. During the six month period ended September 30, 2015, the Company borrowed approximately $8,700,000 from the Revolving Line of Credit with PNC Bank which provided most of the working capital for operations during the period. This was offset by principal payment of approximately $100,000 on the Ram Light Management, Ltd. note payable. During the six month period ended September 30, 2014, the Company borrowed approximately $5,400,000 from the Revolving Line of Credit with PNC Bank for working capital. This was offset by the payment of deferred financing costs of approximately $200,000 associated with the establishment of the Revolving Line of Credit with PNC Bank.

Forward-looking liquidity and capital resources: As previously announced, SMC on July 14, 2014 entered into a 3-year Revolving Line of Credit with PNC Bank which provides for a near-tripling of our credit availability than the previous factoring arrangement with Crestmark Bank. In addition to our current bank financing, the Shihua Group and other key vendors have expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We believe that the extended terms from key vendors and adequate operating cash available from the Revolving Line of Credit will provide sufficient working capital to maintain operations during the next twelve months.

Our average monthly general and administrative expenses are approximately $385,000. We expect that we will require approximately $1,200,000 for working capital during the next three-month period.

During the next 12 month period, we plan on financing our operation needs by:

•	Collecting our existing accounts receivable;
•	Selling existing inventory;
•	Vendor financing;
•	Borrowing from the Revolving Line of Credit;
•	Extended payment terms from key vendors and our majority shareholder;
•	Fees for fulfillment, delivery and returns services from related and non-related parties.

Our sources of cash for working capital in the long term, 12 months and beyond are essentially the same as our sources during the short term. As of September 30, 2015, we have secured an asset based lending facility with PNC Bank N.A. which provides for a maximum loan amount of $15,000,000 during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations and to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

((a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Gary Atkinson, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Lionel Marquis, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

EX-101.INS	XBRL Instance Document*

EX-101.SCH	XBRL Taxonomy Extension Schema*

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase*

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase*

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: November 12, 2015	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

