Form 10-Q
period 2015-12-31
SINGING MACHINE CO INC
filed 2016-02-16
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,161,635 as of February 16, 2016

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$232,940	$116,286
Accounts receivable, net of allowances of $146,912 and $174,131, respectively	10,298,788	1,466,168
Due from PNC Bank	-	137,415
Accounts receivable related party - Cosmo Communications Canada, Ltd	359,205	-
Accounts receivable related party - Winglight Pacific, Ltd	271,188	-
Accounts receivable related party - Starlight R&D, Ltd.	5,738	-
Inventories, net	4,078,156	7,448,167
Prepaid expenses and other current assets	152,048	92,609
Deferred financing costs	74,077	74,077
Deferred tax asset, net	745,488	449,274
Total Current Assets	16,217,628	9,783,996

Property and equipment, net	486,525	466,571
Other non-current assets	11,394	11,394
Deferred financing costs, net of current portion	40,125	95,683
Deferred tax asset, net of current portion	1,118,231	1,856,281
Total Assets	$17,873,903	$12,213,925

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,145,198	$2,767,180
Note payable related party - Ram Light Management, Ltd.	833,091	496,496
Due to related party - Ram Light Management, Ltd	483,247	583,247
Due to related party - Starlight Electronics Co., Ltd	931,201	-
Due to related party - Starlight R&D, Ltd.	-	554,031
Due to related party - Cosmo Communications Canada, Inc.	-	40,256
Due to related party - Starlight Consumer Electronics Co., Ltd.	101,540	208,672
Accrued expenses	2,066,912	452,651
Revolving line of credit	1,791,141	-
Current portion of capital lease	4,288	12,628
Obligations to customers for returns and allowances	6,691	399,419
Warranty provisions	1,061,854	197,873
Total Current Liabilities	9,425,163	5,712,453

Long-term capital lease, net of current portion	-	1,078
Note payable related party debt - Ram Light Management, Ltd. net of current portion	-	603,504
Accrued expenses, net of current portion	-	46,495
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	1,924,431
Total Liabilities	11,349,594	8,287,961

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,161,635 and 38,117,517 shares issued and outstanding, respectively	381,616	381,175
Additional paid-in capital	19,322,410	19,307,966
Accumulated deficit	(13,179,717)	(15,763,177)
Total Shareholders' Equity	6,524,309	3,925,964
Total Liabilities and Shareholders' Equity	$17,873,903	$12,213,925

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net Sales	$20,667,069	$18,086,370	45,194,527	$36,583,388

Cost of Goods Sold	15,066,443	14,034,505	33,784,839	28,853,864

Gross Profit	5,600,626	4,051,865	11,409,688	7,729,524

Operating Expenses
Selling expenses	1,936,715	1,078,905	4,225,677	2,690,939
General and administrative expenses	1,431,993	1,258,643	3,736,230	3,454,761
Depreciation	47,497	33,969	122,162	96,173
Total Operating Expenses	3,416,205	2,371,517	8,084,069	6,241,873

Income from Operations	2,184,421	1,680,348	3,325,619	1,487,651

Other Expenses
Interest expense	(91,847)	(118,713)	(244,765)	(200,198)
Financing costs	(18,519)	(18,519)	(55,558)	(33,952)
Total Other Expenses	(110,366)	(137,232)	(300,323)	(234,150)

Income Before Income Tax Provision	2,074,055	1,543,116	3,025,296	1,253,501

Income Tax Provision	(67,142)	(509,252)	(441,836)	(397,995)

Net Income	$2,006,913	$1,033,864	2,583,460	$855,506

Income per Common Share
Basic	$0.05	$0.03	$0.07	$0.02
Diluted	$0.05	$0.03	$0.07	$0.02

Weighted Average Common and Common Equivalent Shares:
Basic	38,161,635	38,117,517	38,140,458	38,090,756
Diluted	38,686,019	38,645,514	38,638,925	38,589,350

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net Income	$2,583,460	$855,506
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	122,162	96,173
Amortization of deferred financing costs	55,558	33,952
Change in inventory reserve	139,000	(103,000)
Change in allowance for bad debts	(27,219)	81,523
Stock based compensation	14,885	44,307
Change in net deferred tax assets	441,836	397,995
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(8,805,401)	(6,942,761)
Accounts receivable - related parties	(636,131)	-
Inventories	3,231,011	(1,710,616)
Prepaid expenses and other current assets	(59,439)	(1,325)
Other non-current assets	-	6,236
Increase (decrease) in:
Accounts payable	(621,982)	2,479,331
Due to related parties	129,782	368,359
Accrued expenses	1,567,766	879,896
Warranty provisions	863,981	512,038
Obligations to clients for returns and allowances	(392,728)	(194,580)
Net cash used in operating activities	(1,393,459)	(3,196,966)
Cash flows from investing activities:
Purchase of property and equipment	(142,116)	(35,599)
Refund of restricted cash	-	138,042
Net cash (used in) provided by investing activities	(142,116)	102,443
Cash flows from financing activities:
Net proceeds from revolving line of credit	1,928,556	2,445,062
Payment on note payable related party - Ram Light Management, Ltd.	(266,909)	-
Payment of deferred financing costs	-	(222,231)
Payments on long-term capital lease	(9,418)	(9,006)
Net cash provided by financing activities	1,652,229	2,213,825
Net change in cash	116,654	(880,698)

Cash at beginning of period	116,286	1,354,099
Cash at end of period	$232,940	$473,401

Supplemental disclosures of cash flow information:
Cash paid for interest	$218,733	$170,729
Supplemental Disclosures of non-cash financing activity:
Conversion of related party payables to note payable	$-	$1,100,000

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2015

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended December 31, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts receivable – related parties, accounts payable, obligations to customers for returns and allowances, warranty provision, accrued expenses, revolving line of credit, note payable related party and due to related parties approximates fair value due to the relatively short period to maturity for these instruments.

RECLASSIFICATIONS

Certain balances presented previously have been reclassified to conform to the financial statement presentation adopted for this period.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts of up to $250,000. As of December 31, 2015 and March 31, 2015, the Company had no cash deposits that exceeded the FDIC insurance limit. The Company maintains cash balances in foreign financial institutions. The amounts in foreign financial institutions at December 31, 2015 and March 31, 2015 were $90,213 and $23,794, respectively.

ACCOUNTS RECEIVABLE

The Singing Machine’s accounts receivable consist of amounts due from customers in the ordinary course of business. Accounts receivable are carried at cost, net of allowances for uncollectible amounts. Provisions for losses are charged to operations in amounts sufficient to maintain an allowance for losses at a level considered adequate to cover probable losses inherent in the Company’s accounts receivable.

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

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from approximately 1% to 10% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended December 31, 2015 and 2014 was $1,102,872 and $521,511, respectively. Advertising expense for the nine months ended December 31, 2015 and 2014 was $2,619,706 and $1,542,257, respectively. As of December 31, 2015 and March 31, 2015 there was an accrual for cooperative advertising allowances of $1,007,583 and $75,487, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended December 31, 2015 and 2014 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2015 and 2014, the stock option expense was $2,692 and $2,205, respectively. For the nine months ended December 31, 2015 and 2014, the stock option expense was $7,384 and $36,807, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended December 31, 2015 and 2014, these amounts totaled $74,130 and $38,290, respectively. For the nine months ended December 31, 2015 and 2014, these amounts totaled $175,419 and $111,803, respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2016 is estimated to be approximately 38%. The effective tax rate for the full year ended March 31, 2015 was approximately 35%.

As of December 31, 2015 and March 31, 2015, The Singing Machine had gross deferred tax assets of approximately $1.9 million and $3.0 million, respectively, against which the Company recorded valuation allowances totaling approximately $0 and $0.7 million, respectively. Due to the Company’s projected net income for fiscal 2016 and beyond, it is management’s opinion that the existing deferred tax asset will more likely than not be realized and the Company has reversed the remaining estimated valuation allowance of approximately $0.7 million during the quarter ended December 31, 2015. As of March 31, 2015, a valuation allowance was recorded against deferred tax assets because it was more likely than not that a portion of the tax benefits from the gross deferred tax assets would not be realized. For the nine month period ended December 31, 2015, the Company recorded a profit before income tax provision of approximately $3,025,000 which generated a reduction in the deferred tax asset and an income tax provision of approximately $442,000 net of the reversal of the deferred tax asset valuation allowance of approximately $708,000.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2015, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of December 31, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2013 through March 31, 2015.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the conversion of stock options would have a dilutive effect. For the three month periods ended December 31, 2015 and 2014 total potential dilutive shares amounted to approximately 524,000 and 528,000 shares, respectively. For the nine month periods ended December 31, 2015 and 2014 total potential dilutive shares amounted to approximately 498,000 and 499,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and nine months ended December 31, 2015 and December 31, 2014.

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

The amendments in this ASU were deferred by ASU 2015-14 and are now effective for annual reporting periods beginning April 1, 2018 including interim periods within that reporting period with early application allowed beginning with reporting periods beginning April 1, 2017. Management is currently assessing whether the implementation of ASU 2014-09 and ASU 2015-14 will have any material effect on the company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that at every interim and annual period, management determine whether conditions or events exist which raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management’s initial consideration of the relevant conditions and events indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate these factors will alleviate that substantial doubt. The mitigating effect is considered only if it is probable that the plan will be effectively implemented and probable that the plans will mitigate the conditions or events that raised the substantial doubt. If management’s plans will alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the conditions or events that raised substantial doubt and management’s plans that alleviated those concerns. If management’s plans will not alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the same conditions and events along with management’s plans that did not alleviate the substantial doubt, in addition to a statement that indicates there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending March 31, 2017 and for interim periods within annual periods beginning after January 1, 2017. Management is currently assessing whether the implementation of ASU 2014-15 will have any material effect on the company’s consolidated financial statement disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The guidance in ASU 2015-11 is effective for fiscal years and interim periods within those fiscal years beginning after April 1, 2017. The new guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management is currently assessing whether the implementation of ASU 2015-11 will have any material effect on the company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance will be effective for the Company beginning April 1, 2017, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. Management is currently assessing whether the implementation of ASU 2015-17 will have any material effect on the company’s consolidated financial statements.

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s Revolving Line of Credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable exceeded from time to time amounts borrowed on the Revolving Line of Credit (See Note 6 – LINE OF CREDIT). As of December 31, 2015 and March 31, 2015, PNC Bank owed the Company $0 and $137,415, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the Revolving Line of Credit.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	December 31,	March 31,
	2015	2015
	(unaudited)

Finished Goods	$4,532,718	$7,869,167
Inventory in Transit	105,438	-
Inventory Reserve	(560,000)	(421,000)

Inventories, net	$4,078,156	$7,448,167

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2015	2015
		(unaudited)

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	5-7 years	4,312	4,312
Warehouse equipment	7 years	224,106	224,106
Molds and tooling	3-5 years	2,499,249	2,357,133
		3,013,317	2,871,201
Accumulated depreciation		2,526,792	2,404,630
Property and equipment, net		$486,525	$466,571

Depreciation expense for the three months ended December 31, 2015 and December 31, 2014 was $47,497 and $33,969, respectively.

Depreciation expense for the nine months ended December 31, 2015 and December 31, 2014 was $122,162 and $96,173, respectively.

NOTE 6 – LINE OF CREDIT

PNC BANK NATIONAL ASSOCIATION

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Line of Credit”) with PNC Bank, National Association (“PNC”) that replaced an existing line of credit. The Revolving Line of Credit has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Line of Credit shall not exceed the sum of the following (the “Borrowing Base”):

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

Interest on the Revolving Line of Credit is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Line of Credit which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three month periods ended December 31, 2015 and 2014, the Company incurred interest expense of $89,512 and $99,239, respectively on amounts borrowed against the Revolving Line of Credit. During the nine month periods ended December 31, 2015 and 2014, the Company incurred interest expense of $141,655 and $155,718, respectively on amounts borrowed against the Revolving Line of Credit. During the three month periods ended December 31, 2015 and 2014, the Company incurred an unused facility fee of $2,085 and $7,135, respectively on the unused portion of the Revolving Line of Credit. During the nine month periods ended December 31, 2015 and 2014, the Company incurred an unused facility fee of $16,359 and $13,283 respectively on the unused portion of the Revolving Line of Credit.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Line of Credit is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Line of Credit of approximately $222,000 were deferred and amortized over the term of the agreement. During each of the three month periods ended December 31, 2015 and 2014, the Company incurred amortization expense of $18,519. During the nine month periods ended December 31, 2015 and 2014, the Company incurred amortization expense of $55,558 and $33,952, respectively.

As a condition of the Revolving Line of Credit, a portion of the Company’s related-party debt with Ram Light Management, Ltd. in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable beginning December 31, 2014. Scheduled principal and interest payments of $150,000 will only be permitted upon receipt of the Company’s current quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Line of Credit to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. The Company did not meet the above requirements for the first three scheduled payments however, the company did meet the requirements as of September 30, 2015 and December 31, 2015 and accordingly made the $150,000 payments due on September 30, 2015 and December 31, 2015. For the three months ended December 31, 2015 and 2014 the company accrued interest expense on the Ram Light Note in the amount of $15,547 and $16,774, respectively. For the nine months ended December 31, 2015 and 2014 the company accrued interest expense on the Ram Light Note in the amount of $50,375 and $29,468, respectively.

NOTE 7 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to obligations to customers for returns and allowances in current liabilities on the condensed consolidated balance sheet. Customer requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the customer accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of December 31, 2015 and March 31, 2015, obligations to customers for returns and allowances reclassified from accounts receivable were $6,691 and $399,419, respectively. As of December 31, 2015 and March 31, 2015 there were no customers requesting payment of their credit balance and as such no amounts were reclassified from obligations to customers for returns and allowances to accounts payable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company is committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau expiring at varying dates. Rent expense for the three month periods ended December 31, 2015 and 2014 was $156,652 and $155,221, respectively. Rent expense for the nine months ended December 31, 2015 and 2014 was $466,837 and $466,596, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2015 are as follows:

Operating Leases
For period ending December 31,
2016	$557,989
2017	487,672
2018	509,022
2019	524,271
2020	349,514
$2,428,468

NOTE 9 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

On August 10, 2015, the Company issued 44,118 shares of its common stock to our Board of Directors which were valued at $0.17 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2015.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (the “Plan”), which replaced the 1994 Stock Option Plan, as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company were granted incentive or non-qualified stock options to purchase common stock of the Company. As of December 31, 2015, the Plan had expired and no shares were available to be issued. As of December 31, 2015 there were 1,102,000 options still outstanding under the Plan. This does not include an additional 785,000 options issued after the expiration date of the plan to directors and key employees as compensation that were not issued from the Plan.

On July 1, 2015, the Company granted 25,000 stock options to the Vice President of Sales and Marketing with an exercise price of $0.17 per share with a one year vesting period pursuant to a sales incentive program for the fiscal year ended March 31, 2015.

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

•	For the three and nine months ended December 31, 2015: expected dividend yield 0%, risk-free interest rate of 0.26%, volatility 107.6% and expected term of three years.

NOTE 10 - GEOGRAPHICAL INFORMATION

The majority of sales to customers outside of the United States for the three and nine months ended December 31, 2015 and 2014 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2015	2014	2015	2014

North America	$20,473,762	$17,781,770	$42,899,881	$35,828,570
Europe	88,053	304,600	1,825,473	648,618
Australia	-	-	145,140	106,200
South Africa	105,254	-	324,033	-
	$20,667,069	$18,086,370	$45,194,527	$36,583,388

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 11 – DUE TO / FROM RELATED PARTIES, NET

During the fiscal year ended March 31, 2015, our parent company, Starlight International Holdings Limited, was renamed to Shihua Development Company Limited (“Shihua”), due to a corporate restructuring transaction. As a result of the transaction, Shihua now holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major stockholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of December 31, 2015.

As of December 31, 2015 and March 31, 2015 the Company had amounts due to related parties in the amounts of $4,273,510 and $4,410,637, respectively, consisting of an interest-bearing note payable to Ram Light Management Ltd of $833,091 and $1,100,000, respectively, (See Note 6) and trade payables due primarily to Shihua affiliates in the amount of $3,440,419 and $3,310,637, respectively. Current fiscal year trade payables that are past due bear interest at a rate of 6% per annum and calculated on the number of days the current fiscal year trade payables are past due. Accrued interest on past due trade payables to Starlight affiliates was $4,726 and $2,357 for the three months ended December 31, 2015 and 2014, respectively. Accrued interest on past due trade payables to Starlight affiliates was $22,987 and $2,357 for the nine months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and March 31, 2015 the Company had amounts due from related parties in the amounts of $636,132 and $0, respectively, consisting primarily of non-interest bearing trade receivables due from Shihua affiliates.

NOTE 12 – RELATED PARTY TRANSACTIONS

There were no sales to Starlight Electronics Company, Ltd. (“SLE”), a related party, during the three months ended December 31, 2015 and December 31, 2014. During the nine months ended December 31, 2015 and December 31, 2014 the Company sold approximately $116,000 and $403,000, respectively to SLE. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. There was no gross profit margin on sales to SLE for the three months ended December 31, 2015 and December 31, 2014. The average gross profit margin on sales to SLE for the nine months ended December 31, 2015 and December 31, 2014 was 16.0% and 16.5%, respectively. These products were drop shipped to Cosmo Communications of Canada (“Cosmo”), a related party and the Company’s primary distributor of its products to Canada.

During the three months ended December 31, 2015 and December 31, 2014 the Company sold additional product to Cosmo of approximately $516,000 and $14,000, respectively, from our California warehouse facility. During the nine months ended December 31, 2015 and December 31, 2014 the Company sold an additional $961,000 and $259,000, respectively, of product to Cosmo from our California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

For the three month periods ended December 31, 2015 and 2014 the Company received approximately $0 and $64,000, respectively, in licensing fees from SLE for sales of the Company’s products that were sold directly to Cosmo by SLE. For the nine month periods ended December 31, 2015 and 2014 the Company received approximately $0 and $181,000, respectively, in licensing fees from SLE for sales of the Company’s products that were sold directly to Cosmo by SLE. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

The Company purchased products from SLE. The purchases from SLE for the three month periods ended December 31, 2015 and 2014 were approximately $1,396,000 and $0, respectively. The purchases from SLE for the nine month periods ended December 31, 2015 and 2014 were approximately $4,206,000 and $0, respectively.

During the three months ended December 31, 2015 and December 31, 2014 the Company sold approximately $368,000 and $276,000, respectively, to Winglight Pacific, Ltd. (“Winglight”), a related party. During the nine months ended December 31, 2015 and December 31, 2014 the Company sold approximately $1,539,000 and $1,249,000, respectively, to Winglight. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended December 31, 2015 and December 31, 2014 was 25.1% and 17.0%, respectively. The average gross profit margin on sales to Winglight for the nine months ended December 31, 2015 and December 31, 2014 was 22.4% and 16.3%, respectively. These products were drop shipped to Cosmo.

The Company purchased products and services from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three month periods ended December 31, 2015 and 2014 were approximately $151,000 and $221,000, respectively. The purchases from SCE for the nine month periods ended December 31, 2015 and 2014 were approximately $306,000 and $2,042,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased products and services from Starlight R&D, Ltd, (“SLRD”) a related party. The purchases from SLRD for the three month period ended December 31, 2015 and 2014 were approximately $59,000 and $1,275,000 respectively. The purchases from SLRD for the nine month period ended December 31, 2015 and 2014 were $679,000 and $4,704,000, respectively. These amounts were included as a component of cost of goods sold and general and administrative expenses in the accompanying condensed consolidated statements of operations.

Effective April 1, 2015, SMC-L entered into a service and logistics agreement with SCE, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Shihua affiliated companies SCE, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended December 31, 2015 and 2014, the company received approximately $36,000 and $0, respectively. For the nine months ended December 31, 2015 and 2014, the company received approximately $83,000 and $0, respectively. The Company estimates it will receive approximately $100,000 in expense reimbursements for the fiscal year ending March 31, 2016 related to this agreement. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Changes in the Company’s warranty provision are presented in the following table:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Estimated warranty liabilities at beginning of period	$627,531	$528,031	$197,873	$235,172
Costs accrued for new estimated returns and allowances	562,398	488,477	1,200,305	985,278
Return and allowance obligations honored	(128,075)	(269,298)	(336,324)	(473,240)

Estimated warranty liabilities at end of period	$1,061,854	$747,210	$1,061,854	$747,210

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three month periods ended December 31, 2015 and 2014 totaled $10,677 and $8,580, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the nine month periods ended December 31, 2015 and 2014 totaled $31,570 and $24,809, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 15 – CONCENTRATION OF SALES RISK

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. Revenues derived from the Company’s five largest customers for the nine months ended December 31, 2015 and 2014 were approximately 81% and 85% respectively, of total net revenues. Revenues derived from the Company’s top three customers for the nine months ended December 31, 2014 were approximately 61% and 52% of total net revenues, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months and nine months ended December 31, 2015 and 2014.

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	72.9%	77.6%	74.8%	78.9%

Gross Profit	27.1%	22.4%	25.2%	21.1%

Operating Expenses
Selling expenses	9.4%	6.0%	9.3%	7.3%
General and administrative expenses	6.9%	6.9%	8.3%	9.4%
Depreciation and amortization	0.2%	0.3%	0.3%	0.4%

Total Operating Expenses	16.5%	13.2%	17.9%	17.1%

Income from Operations	10.6%	9.2%	7.3%	4.0%

Other Expenses
Interest expense	-0.5%	-0.7%	-0.5%	-0.5%
Financing costs	-0.1%	-0.1%	-0.1%	-0.1%

Total Other Expenses	-0.6%	-0.8%	-0.6%	-0.6%

Income before income tax provision	10.0%	8.5%	6.7%	3.5%

Income tax provision	-0.3%	-2.8%	-1.0%	-1.1%

Net Income	9.7%	5.7%	5.7%	2.4%

QUARTER ENDED DECEMBER 31, 2015 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2014

NET SALES

Net sales for the quarter ended December 31, 2015 increased to $20,667,069 from $18,086,370 an increase of approximately $2,581,000 as compared to the same period ended December 31, 2014. This increase in net sales was primarily due to increased product sales to one major retail customer of approximately $1,500,000 due to increased promotional programs with this customer which included increased co-op advertising, preferred end-cap store locations and “shelf-talkers” (looping videos on display with products). There was also an increase of approximately $1,000,000 in sales to another major retail customer due to increased popularity in on-line shopping. For the three month periods ended December 31, 2015 and 2014 these two major customers accounted for approximately 35% and 28% respectively, of total net sales.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2015 increased to $5,600,626 from $4,051,865 an increase of approximately $1,549,000 as compared to the same period in the prior year. The increase in net sales as explained above contributed approximately $699,000 or 45% of the increase. There was an increase in price of certain promotional products for one major customer that contributed approximately $546,000 or 35% of the increase with the remaining increase of approximately $304,000 primarily due to cost decreases in some high volume products and mix of products sold.

Gross profit margin for the three month period ended December 31, 2015 was 27.1% compared to 22.4% for the three month period ended December 31, 2014, an increase of 4.7%. Price increases on specific promotional products to one major retail customer accounted for approximately 2.6% of the gross profit margin increase with the remaining 2.1% increase due to cost reductions on certain high volume products and mix of products sold.

OPERATING EXPENSES

For the quarter ended December 31, 2015, total operating expenses increased to $3,416,205. This represents an increase of approximately $1,045,000 from the same period’s quarter ended total operating expenses of $2,371,517. This increase was primarily due to an increase of approximately $858,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers and an increase in general and administrative expenses of approximately $173,000 with the remaining variance due to an increase in depreciation expense.

Selling expenses increased approximately $858,000 for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. Due to the increase in net sales for the quarter ended December 31, 2015 and additional promotions with three major retail customers, advertising co-op allowance for major retail customers increased approximately $434,000 accounting for 51% of the increase. There was an increase in variable selling expenses such as freight and commissions which increased commensurate with the increase in net sales and accounted for approximately $278,000 or 32% of the increase. The remaining increase in selling expenses of approximately $146,000 was due to the timing of planned marketing expenses.

General and administrative expenses increased approximately $173,000 for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. There was an increase of approximately $60,000 in compensation expense due to employee earned incentives, an increase in temporary labor and services of approximately $64,000 due to the increase in net sales and an increase of approximately $36,000 in product development costs due to one time engineering costs associated with a new product. The remaining increase of approximately $13,000 was primarily due to other variable costs associated with the increase in net sales.

INCOME FROM OPERATIONS

Income from operations increased approximately $504,000 this quarter, to $2,184,421 for the three months ended December 31, 2015 compared to income from operations of $1,680,348 for the same period ended December 31, 2014. The increase in sales and gross profit margin offset by the increase in operating expenses as explained above for the three months ended December 31, 2015 compared to the same period ended December 31, 2014 accounted for most of the variance.

OTHER EXPENSES

Other expenses decreased to $110,366 from $137,232 for the same period a year ago. There was a decrease in interest expense of approximately $27,000 primarily due to improved cash flow requiring less borrowing under the company’s credit facility.

INCOME TAXES

For the three months ended December 31, 2015 and December 31, 2014, the Company recognized an income tax provision of approximately $67,000 and $509,000, respectively.

For the three month period ended December 31, 2015 the company recognized an income tax provision of approximately $775,000 due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 38%. This tax provision was offset by the reversal of the remaining valuation allowance against the company’s deferred tax asset of approximately $708,000 yielding a net income tax provision of approximately $67,000 for the three month period ended December 31, 2015. Management has determined that due to the company’s improved financial performance, the Company will more than likely realize its entire deferred tax asset and no longer requires a valuation reserve allowance against this asset.

For the three months ended December 31, 2014 the Company recognized an income tax provision of approximately $509,000 due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 32% with no adjustment to the deferred tax asset’s valuation reserve.

NET INCOME

For the three months ended December 31, 2015 net income increased to $2,006,913 compared to net income of $1,033,864 for the same period a year ago. The increase in net income was the same as explained in income from operations.

NINE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2014

NET SALES

Net sales for the nine months ended December 31, 2015 increased to $45,194,527 from $36,583,388 an increase of approximately $8,611,000 as compared to the same period ended December 31, 2014. This increase in net sales was primarily due to increased product sales to one major retail customer of approximately $4,800,000 due to increased promotional programs with this customer which included increased co-op advertising, preferred end-cap store locations and “shelf-talkers” (looping videos on display with products). There was also an increase of approximately $1,800,000 in sales to another major retail customer due to increased popularity in on-line shopping. For the nine month periods ended December 31, 2015 and 2014 these two major customers accounted for approximately 33% and 34% respectively, of total net sales. There was an increase in sales of approximately $1,300,000 in sales to international distributors in Europe, Australia and a new distributor in South Africa. There was an increase in sales of approximately $600,000 to one major customer who offered an additional product to its customers. The remaining increase in net sales of approximately $111,000 was primarily due to the mix of products sold to existing customers.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2015 increased to $11,409,688 from $7,729,524, an increase of approximately $3,681,000 as compared to the same period in the prior year. The increase in net sales as explained above contributed approximately $1,816,000 or 49% of the increase. There was an increase in price of certain promotional products for one major customer that contributed approximately $562,000 or 15% of the increase. There were cost decreases in some high volume products which accounted for approximately $571,000 or 16% of the increase with the remaining increase of approximately $732,000 primarily due to the mix of products sold.

Gross profit margin for the nine month period ended December 31, 2015 was 25.2% compared to 21.1% for the nine month period ended December 31, 2014, an increase of 4.1%. Price increases on specific promotional products to one major retail customer accounted for approximately 3.0% of the gross profit margin increase with the remaining 1.1% increase due to cost reductions on certain high volume products and mix of products sold.

OPERATING EXPENSES

For the nine months ended December 31, 2015, total operating expenses increased to $8,084,069 from $6,241,873 for the nine months ended December 31, 2014, an increase of approximately $1,842,000. This increase was primarily due an increase of approximately $1,535,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers, and an increase in general and administrative expenses of approximately $280,000 with the remaining increase of approximately $27,000 due to an increase in depreciation expense.

Selling expenses increased approximately $1,535,000 for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. Due to the increase in net sales for the nine months ended December 31, 2015 and additional promotions with three major retail customers, advertising co-op allowance for major retail customers increased approximately $986,000 accounting for approximately 64% of the increase. Due to the increase in net sales there was an increase in commission expense of approximately $285,000 accounting for approximately 19% of the increase. The remaining variance of approximately $264,000 was due to variable selling expenses such as freight which increased commensurate with the increase in net sales and an increase in planned marketing expenses.

General and administrative expenses increased approximately $281,000 for the nine months ended December 31, 2015 compared to same period ended December 31, 2014. There was an increase in third party customer service fees of approximately $76,000 due to the increase in net sales. Payroll expense increased by approximately $72,000 primarily due to employee earned incentives. There was an increase in product development expenses of approximately $62,000 associated with modifications to the Home product line and new product development. There was an increase in inspection and testing expenses of approximately $47,000 primarily due to the increase in direct import shipments requiring additional inspections. The remaining increase of approximately $24,000 was primarily due to other variable costs associated with the increase in net sales.

INCOME FROM OPERATIONS

Income from operations increased approximately $1,838,000 to income from operations of $3,325,619 for the nine months ended December 31, 2015 compared to net income from operations of $1,487,651 for the same period ended December 31, 2014. The increase in sales and gross profit margin was somewhat offset by the increase in operating expenses as explained above for the nine months ended December 31, 2015 compared to the same period ended December 31, 2014 accounting for most of the variance.

OTHER EXPENSES

Our other expenses increased to $300,323 from $234,150 for the same period a year ago. Interest expense on past-due trade payables from related and non-related vendors accounted for approximately $39,000 of the increase. The remaining variance was due to an increase in amortization of deferred financing costs of approximately $22,000 with the remaining variance of approximately $5,000 primarily due to the amount of interest paid on the company’s financing arrangement with PNC Bank.

INCOME TAXES

For the nine months ended December 31, 2015 and December 31, 2014 the Company recognized an income tax provision of approximately $442,000 and $398,000, respectively.

For the nine month period ended December 31, 2015 the Company had an income tax provision of approximately $1,150,000 which was offset by the reversal of the remaining valuation allowance against the Company’s deferred tax asset of approximately $708,000 yielding a net income tax provision of approximately $442,000 for the nine month period ended December 31, 2015. Management has determined that due to the Company’s improved financial performance the Company will more than likely realize its entire deferred tax asset and no longer requires a valuation allowance against this asset.

For the nine months ended December 31, 2014 the Company recognized an income tax provision of approximately $398,000 due to adjustments to its deferred tax assets based on management’s best estimate of the Company’s full year effective tax rate of approximately 32% with no adjustment of the deferred tax asset’s valuation reserve.

NET INCOME

For the nine months ended December 31, 2015 net income increased to $2,583,460 compared to net income of $855,506 for the same period a year ago. The increase in net income was the same as explained in income from operations and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, Singing Machine had cash on hand of $232,940 as compared to cash on hand of $473,401 on December 31, 2014. We had working capital of $6,792,466 as of December 31, 2015.

Net cash used in operating activities was $1,393,459 for the nine months ended December 31, 2015, as compared to $3,196,966 used in operating activities during the same period a year ago. Accounts receivable increased by approximately $8,805,000 due primarily to seasonal increases in customer shipments during the third quarter ended December 31, 2015. There was an increase in accounts receivable from related parties of approximately $636,000 as the Company incurred seasonal increases in product sales to related companies. These uses of cash were offset by the Company’s net pre-tax income of approximately $3,025,000 during the nine months ended December 31, 2015. In addition, the Company experienced a decrease in inventory of approximately $3,231,000 due to the shipment of excess goods from the previous fiscal year due to resolution Port of Los Angeles slow–down issues experienced in fiscal 2014. There was an increase in accrued expenses of approximately $1,568,000 primarily due to increased seasonal accruals for advertising allowance not yet deducted by customers and anticipated future sales returns. There was an increase in amounts due to related parties of approximately $130,000 due to an increase in seasonal product purchases from related parties. These changes account for approximately 93% of the cash used in operations with the remaining 7% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was $3,196,966 for the nine months ended December 31, 2014. During the nine month period ending December 31, 2014 the company experienced some late product deliveries due to a slow-down at the Port of Los Angeles as well as overstock of two major products resulting in an increase in inventory of approximately $1,711,000. Accounts receivable also increased by approximately $6,943,000 due primarily to seasonal increases in customer shipments during the third quarter ended December 31, 2014. These uses of cash were offset by an increase of accounts payable (primarily inventory vendors) of approximately $2,479,000, increase in related party trade payables (primarily for goods manufactured by related parties) of approximately $368,000 and increases in accrued expenses and provisions for defective returns of approximately $1,392,000 commensurate with the increase in seasonal sales and net income for the period of approximately $856,000. These changes account for approximately 91% of the cash used in operations with the remaining 9% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the nine months ended December 31, 2015 was $142,116 as compared to $102,443 provided by investing activities for the same period ended a year ago. The increase in investment activity was due to increased investment of tooling and molds for new products as compared to the same period in the prior year.

Net cash provided by investing activities for the nine months ended December 31, 2014 was $102,443. The increase in cash provided by investing activities was due to the return of approximately $138,000 in cash collateral for the stand-by letter of credit issued as a security deposit required by a property lease. The stand-by letter of credit expired in October 2014 and was reissued with PNC Bank as allowed under the financing agreement with PNC. The remaining increase to cash provided by investing activities was due to the limited investment in tooling and molds for new products of approximately $36,000 for the nine month period ended December 31, 2014.

Net cash provided by financing activities was $1,652,229 for the nine months ended December 31, 2015, as compared to net cash provided by financing activities of $2,213,825 for the same period ended a year ago. During the nine month period ended December 31, 2015, the Company borrowed approximately $1,929,000 from the Revolving Line of Credit with PNC Bank which provided most of the working capital for operations during the period. This was offset by principal payment of approximately $267,000 on the Ram Light Management, Ltd. note payable. During the nine month period ended December 31, 2014, the Company borrowed approximately $2,445,000 from the Revolving Line of Credit with PNC Bank for working capital. This was offset by the payment of deferred financing costs of approximately $222,000 associated with the establishment of the Revolving Line of Credit with PNC Bank.

Forward-looking liquidity and capital resources: As previously announced, SMC on July 14, 2014 entered into a 3-year Revolving Line of Credit agreement with PNC Bank which allows for up to $15,000,000 in credit availability. In addition to our Revolving Line of Credit, the Shihua Group and other key vendors have expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We believe that the extended terms from key vendors and adequate operating cash available from the Revolving Line of Credit will provide sufficient working capital to maintain operations for at least the next twelve months.

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

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for potential income taxes in the jurisdiction have been made. As of December 31, 2015, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Gary Atkinson, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Lionel Marquis, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: February 16, 2016	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

