Form 10-K
period 2016-03-31
SINGING MACHINE CO INC
filed 2016-06-29
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐       No ☑

As of September 30, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.19 was approximately $2,655,000 (based on 13,972,133 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 29, 2016 was 38,181,635

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2016

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

We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we are the first company to introduce the home karaoke products to the United States (“U.S.”). In May 1994, we merged into a wholly-owned subsidiary incorporated in Delaware with the same name. As a result of that merger the Delaware corporation became the successor to the business and operations of the California corporation and retained the name The Singing Machine Company, Inc. (“SMC”). In December 2005, we formed a wholly-owned subsidiary SMC (Comercial Offshore De Macau) Limitada in Macau, China (“SMC Macau” or “Macau subsidiary”), to provide sales, financing, shipping, engineering and sourcing support for Singing Machine and Subsidiaries. Our Macau subsidiary has been approved to operate its business in Macau as Macau Offshore Company (MOC) and is exempt for the Macau corporate income tax. In February 2008, we formed a wholly-owned subsidiary SMC Logistics, Inc. (“SMC-L”), a California corporation, to manage the U.S. domestic logistics and fulfillment warehouse servicing for the Company and in April 2008 a wholly-owned subsidiary, SMC Music, Inc. (“SMC-M”) to contract with third party music providers. The Company trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM”. Our principal executive offices are located in Fort Lauderdale, Florida.

During the fiscal year ended March 31, 2015, our parent company, Starlight International Holdings Limited, was renamed to Shihua Development Company Limited (“Shihua”), due to a corporate restructuring transaction. As a result of the transaction, Shihua now holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2016.   Shihua is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Shihua’s products include television sets, consumer karaoke audio equipment and DVD products.  We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Shihua, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Shihua and its subsidiaries collectively referred to herein as the “Shihua Group” or “Shihua”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Shihua, owning approximately 3% of our common stock.  In total, the Shihua Group owns approximately 52% of the Company’s shares of common stock.  In July 2014, under a restructuring arrangement, Star Light Electronics Company Ltd was separated from the Shihua Group and is partly and indirectly held by our Chairman, Philip Lau.  In March 2015, Starlight R&D Ltd was also separated from the Shihua Group and is controlled by our Chairman, Phillip Lau.  It is expected that our company will continue to do business with these separated entities as suppliers of our products.

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

Business Focus and Public Perceptions. Historically karaoke has been our core business. The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business. The Company has therefore refocused its self-perception and is determined to build on its success by defining ourselves as a provider of quality home entertainment – not just home karaoke hardware. Critical to this strategy is a move to add content to our core business of karaoke machine sales. We believe that by tightly integrating our karaoke machine products with access to music content such as Electronic Downloads, Streaming Media, Community Performance Hosting, and by creating quality, wholesome, home entertainment for the entire family we will not only sell more products, we will find new sources of revenue. Using our existing key relationships with our customers and factories, and by adding new relationships with key content providers, we believe we can achieve more top-line growth by utilizing these relationships to design and distribute a more diversified line of consumer electronics. This should allow our Company to reduce our dependency on a single karaoke product and minimize our exposure to the volatility of the karaoke market in general.

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

Hardware and software technology advancement in the karaoke market has been stagnant since early 2000. We believe that in order to revitalize the karaoke market, we need to incorporate new features and technologies that take advantage of our online karaoke digital music store. We developed new karaoke products which host a number of unique features which we believe diversifies us from the rest of the industry. We have developed a new feature set for our karaoke machines that introduce first-to-market karaoke machines that can download high-definition karaoke videos for playback directly to our Singing Machines. These all-new digital Singing Machines do not offer CD+G playback and are only compatible with our Download store. These devices are capable of HD video playback through a HDMI port and also provide the customer with a rich selection of options to search, sort, playback, and create custom playlists for their karaoke music. We believe the integration with our karaoke machines and our online music store will enhance the growth for digital music sales and subscriptions.

Focus On International Growth. We believe that we have the most recognized and trusted brand in the world for consumer karaoke. We also have the most karaoke product offerings and features of any of our competitors in the karaoke market. We have been and will continue aggressively pursuing international business outside of North America to capture a vastly untapped market for home karaoke. The Company’s early efforts to open up new international markets has been successful. Through economies of scale and financed on a direct import basis, we believe this is one of the major areas in which we can substantially increase our revenues.

PRODUCT LINES

We currently have three different product lines which consist in total of over 50 different models. The product lines consist of the following:

•	Classic Karaoke Machines represent the majority of our karaoke machines currently sold. These machines incorporate traditional karaoke features such as CD+G playback, echo, and voice control features, sound enhancement, built-in monitors, A/V out connections to TV for scrolling lyrics, and microphone inputs. Built-in cameras, Bluetooth and recording functions are available in some select models. The retail price range is from $49 to $199. This product line accounted for approximately 82% of total revenue for fiscal 2016.

•	Download Karaoke Machines represent a new line of digital karaoke machines launching in Fiscal 2016. These machines include custom proprietary software to play high-definition digital downloaded content from our Singing Machine download store. These machines offer a full range of features including searching, playlist creation, Bluetooth, full motion videos, lead vocal, and HDMI output. The retail price range is from $79 to $199. This product line accounted for approximately 11% of total revenue in fiscal 2016.

•	Streaming Karaoke Machines represent a new line of digital karaoke machines that connect to a karaoke library to stream high-definition karaoke videos directly to the machine. These machines use Wi-Fi to stream songs from a library of karaoke music, accessible on a subscription model. The retail price is $199. This product line accounted for less than 1% of total revenue in fiscal 2016.

The remaining 6% of total revenue was from the sales of karaoke related accessories consisting primarily of microphones, music subscriptions and downloads, and other miscellaneous electronic accessories.

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

In fiscal 2016, approximately 47% of sales revenues were from direct sales and 53% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2016, 2015, and 2014, were approximately 76%, 77%, and 74%, respectively. In fiscal 2016, the top three major customers accounted for 23%, 25% and 10% of our net revenues. Although we have long-established relationships with all of our customers, we do not have quantity contractual arrangements with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 5.9%, 8.8%, and 8.8% of our net sales in fiscal 2016, 2015, and 2014, respectively. The improvement of 2.9% in return rate compared to prior fiscal years is due to a combination of improved quality from our makers as well as significant decrease in overstock and returns from some major vendors who experienced strong sell through at their retail stores.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2016, approximately 53% of our sales were sales from our domestic warehouses ("Domestic Sales") and 47% were sales shipped directly from China ("Direct Sales").

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2017, we anticipate that 100% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2017. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2016, 2015, and 2014, warranty claims have not been material to our results of operations.

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

TRADEMARKS AND PATENTS

We have obtained registered trademarks for The Singing Machine name and the logo in the U.S. and in the European Union. We have also filed trademark applications in Australia and Hong Kong. We also filed various trademarks for our products. In 2003 we also obtained two U.S. design patents for karaoke machines, patent numbers US D505,960 S and US D524,325 S.

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

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2016, we had inventory of approximately $3.7 million (net of reserves totaling $760,000) compared to inventory of approximately $7.4 million as of March 31, 2015 (net of reserves totaling $421,000).

Our financing of seasonal working capital during fiscal 2016 was from a Revolving Credit Facility from PNC Bank (“Revolving Credit Facility”) established on July 14, 2014 and vendor related-party extended accounts payable terms from Shihua. The Revolving Credit Facility expires on June 14, 2017. We anticipate Shihua, will continue to provide extended payment terms to the Company at least through March 31, 2017.

During Fiscal 2017, we plan on financing our inventory purchases by borrowing on our Revolving Credit Facility, using extended payment terms that have been granted to us by the factories in China including related parties.

EMPLOYEES

As of June 29, 2016 we employed 27 people, of whom 25 are full-time employees. Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S. Our employees include 3 executive officers, 11 engaged in warehousing and administrative logistics/technical support and 13 in accounting, marketing, sales and administrative functions.

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

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2016 and 2015 were approximately 76% and 77%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE RELYING ON OUR AFFILIATE COMPANIES TO MANUFACTURE AND PRODUCE OUR PEDESTAL KARAOKE MACHINES FOR FISCAL 2017, AND IF THE RELATIONSHIP WITH THEIR FACTORY IS DAMAGED OR INJURED IN ANY WAY, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We have worked out an agreement with Star Light Electronics Co., Ltd. (an affiliate company) in China to produce our pedestal karaoke machines for fiscal 2017. If the factory is unable to deliver our karaoke machines to us, our business will be adversely affected. Because our cash on hand is minimal, we are relying on revenues received from the sale of our ordered karaoke machines to provide cash flow for our operations. If we do not receive cash from these sales, we may not be able to continue our business operations.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2016 and 2015, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $2.9 million or 5.5% of our gross product sales in fiscal 2016 and approximately $3.4 million or 8.1% of our gross product sales in fiscal 2015. The majority of the units returned are due to product defects. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $2,703,000 during fiscal 2016 and $1,263,000 during fiscal 2015. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2016 we had approximately $3.7 million in inventory. It is important that we sell this inventory during fiscal 2017, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 85.4%, 86.6%, and 88.1% of net sales in fiscal 2016, 2015, and 2014, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are GPX, Audiovox, Vivitar, Ion, Karaoke USA and licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2016, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2017. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and DVD’s.

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

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS' RECEIPT OF INVENTORY.

We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facility in Ontario, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced and our results of operations adversely affected. In Fiscal 2015 we experienced late deliveries of product due to a work slow-down at the Port of Los Angeles for approximately six months due to a dispute between dockworkers’ labor unions and port management. As a result of this disruption we were unable to make deliveries of some of our goods to our customers in time for the holiday season and as a result suffered lost sales of approximately $2.7 million and increased inventory levels of approximately $2.0 million for the fiscal year ended March 31, 2015.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE'S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We are using five factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing all of our karaoke products in fiscal 2017. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability. As of June 29, 2016 we are not aware of any customers that are operating under the protection of bankruptcy laws.

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

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2016, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations.

INCREASED RAW MATERIAL/PRODUCTION PRICING

Fluctuation in the price of oil has and will continue to affect the Company in connection with the sourcing and utilizing of petroleum based raw materials and services. We expect to see favorable cost reductions in our finished goods during fiscal year 2017 due to the significant drop in the price of oil. These cost reductions may be somewhat offset by the increased cost of trans-oceanic shipping as well as a number of labor related regulations instituted in China which impact wages and thus the cost of production. These issues are common to all companies in the same type of business and if the Company is not able to negotiate lower costs, or reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

IF OUR OUTSTANDING STOCK OPTIONS ARE EXERCISED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2016, there were outstanding stock options to purchase an aggregate of 1,972,000 shares of common stock at exercise prices ranging from $0.03 to $0.93 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.19 per share. As of March 31, 2015, there were outstanding and immediately exercisable options to purchase an aggregate of 1,896,000 shares of common stock.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 29, 2016 there were 38,181,635 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of June 29, 2016, we had 38,181,635 shares of common stock issued and outstanding and an aggregate of 1,972,000 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 59,846,365 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 4,000 square feet of office space. The lease expires on December 31, 2016. The annual rental expense for office facilities was $98,885 for the fiscal year ended March 31, 2016.

We lease approximately 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (original term of 87 months) and includes a provision for the abatement of the first three months base rent in the amount of $113,412. The annual rental expense for warehouse facilities was $509,290 for the fiscal year ended March 31, 2016.

We lease a 424 square foot office in Macau. The annual rent expense for this facility was $15,484 for the fiscal year ended March 31, 2016. On May 1, 2016 we renewed our office space lease in Macau for an additional two year term which ends April 30, 2018. The annual rent is fixed at $16,154 per year for the entire term of the lease.

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SMDM” since July 7, 2009. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2016 and Fiscal 2015.

FISCAL PERIOD	HIGH	LOW

Fiscal 2016:
First quarter (April 1 - June 30, 2015)	$0.18	$0.14
Second quarter (July 1 - September 30, 2015)	0.20	0.13
Third quarter (October 1 - December 31, 2015)	0.22	0.14
Fourth quarter (January 1 - March 31, 2016)	0.39	0.18

Fiscal 2015:
First quarter (April 1 - June 30, 2014)	$0.21	$0.17
Second quarter (July 1 - September 30, 2014)	0.20	0.10
Third quarter (October 1 - December 31, 2014)	0.24	0.17
Fourth quarter (January 1 - March 31, 2015)	0.20	0.17

As of June 29, 2016, based upon information received from our transfer agent, there were approximately 292 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2016:

		WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	NUMBER OF SECURITIES	EXERCISE PRICE OF	REMAINING AVAILABLE FOR FUTURE
	TO BE ISSUED UPON	OUTSTANDING	COMPENSATION PLANS
ISSUANCE UNDER EQUITY	EXERCISE OF OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES IN
PLAN CATEGORY	OPTIONS, WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))

Equity Compensation Plans approved by Security Holders	1,972,000	$.19	0

Equity Compensation Plans Not approved by Security Holders	0	$0	0

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK ISSUANCES

On March 22, 2016 a member of the Board of Directors exercised a stock option and the Company subsequently issued 20,000 shares its common stock which was valued at $.32 per share.

On August 10, 2015, the Company issued 44,118 shares of its common stock to our Board of Directors which were valued at $0.17 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2016.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2016, 2015, and 2014 and the balance sheet data at March 31, 2016 and 2015 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended March 31, 2013 and 2012 and the balance sheet data at March 31, 2014, 2013 and 2012 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	2016	2015	2014	2013	2012
Statement of Operations:
Net Sales	$48,856,544	$39,308,281	$31,379,629	$34,437,774	$25,943,832
Income before income taxes	$1,602,014	$262,859	$225,519	$1,521,476	$463,116
Income tax (provision) benefit	$101,376	$(92,701)	$778,797	$1,619,459	$-
Net income	$1,703,390	$170,158	$1,004,316	$3,140,935	$463,116
Balance Sheet:
Working Capital	$4,705,866	$3,622,269	$1,350,377	$3,256,979	$(1,013,777)
Current Ratio	303%	171%	117%	172%	84%
Property, plant and equipment, net	$430,602	$466,571	$561,225	$482,777	$296,222
Total assets	$10,461,609	$12,213,925	$11,730,662	$9,626,665	$5,733,339
Shareholder's equity (deficit)	$5,653,568	$3,925,964	$3,709,498	$2,597,831	$(557,881)
Per Share Data:
Income per common share - basic	$0.04	$0.00	$0.03	$0.08	$0.01
Income per common share - diluted	$0.04	$0.00	$0.03	$0.08	$0.01
Cash dividends paid	-	-	-	-	-

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

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2016 (“Fiscal 2016”) were to:

•	increase the revenues by expanding our product lines and customer base;
•	drive down the general costs as a percentage of net sales;

•	improve profitability;
•	decrease ending inventory on hand;
•	reduce related-party debt.

We were successful in increasing revenues by approximately 24.3% primarily due to price increases in holiday promotion items with one major retailer, increased co-op marketing promotions, increases in on-line shopping and new business in Europe and South Africa. Gross profit margins increased by approximately 3.3 percentage points to 24.4% primarily due to price increases in holiday promotion items with one major retailer, product cost decreases on two major high-volume products and better overall margin on some new products introduced. Operating expenses increased approximately $2,239,000 primarily due to increases in sales and marketing due to sales growth and additional co-op advertising promotions which accounted for approximately $1,551,000 of the increase. Due to the increase in sales we managed to decrease operating expenses as a percentage of sales to 10.5% from 11.5%. We reduced inventory on hand by approximately $3,418,000 or approximately 50% primarily due to the resolution of the Port of Los Angeles “slow-down” issues during Fiscal 2015 and excess inventory from the prior year due to late deliveries were sold through during Fiscal 2016. Due to favorable effect to cash flow from increased net income and reduction of inventory we were able to reduce related-party debt approximately $1,416,000 or approximately 32%.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2016	2015	2014
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	75.6%	78.9%	77.4%
Operating Expenses	20.4%	19.7%	21.7%
Operating Income	4.0%	1.4%	0.9%
Other (Expenses), net	-0.7%	-0.7%	-0.2%
Income before Tax (provision) benefit	3.3%	0.7%	0.7%
Benefit from (Provision for) Income Taxes	0.2%	-0.3%	2.5%
Net Income	3.5%	0.4%	3.2%

FISCAL YEAR ENDED MARCH 31, 2016 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2015

NET SALES

Net sales for the year ended March 31, 2016 (“Fiscal 2016”) were approximately $48.9 million. This represents an increase of approximately $9.6 million as compared to approximately $39.3 million in the fiscal year ended March 31, 2015 (“Fiscal 2015”). There was an increase in sales to one major customer of approximately $4.3 million due to increased promotional programs with this customer which included increased co-op advertising, preferred “end-cap” store locations (displays located at the beginning or end of a store section that covers two aisles) and “shelf-talkers” (looping videos on display with products) and a price increase in one holiday promotion product which accounted for approximately 45% of the increase. There was an increase of approximately $1.7 million in international sales due to increased number of products sold to our United Kingdom distributor and sales to a new distributor in South America accounting for approximately 18% of the increase. There was an increase of approximately $1.7 million in sales to another major retail customer due to increased popularity in on-line shopping accounting for an additional 18% of the increase. The remaining increase of approximately $1.8 million was primarily due to an increase of approximately $0.7 million to one major customer who increased the number of products offered to its customers, an increase penetration in Canada of approximately $0.8 million by our Canadian distributor (a related party) and an increase of approximately $0.3 million from a new domestic customer.

GROSS PROFIT

Gross profit for Fiscal 2016 was approximately $11.9 million or 24.4% of total revenues compared to approximately $8.3 million or 21.1% of sales for Fiscal 2015 (an increase of approximately $3.6 million). The increase in net sales as explained above accounted for approximately $2.0 million or approximately 56% of the increase with the remaining increase due to increase in gross profit margin.

Gross profit margin for the year ended March 31, 2016 compared to the same period ended March 31, 2015 increased by approximately 3.3 margin points from 21.1% to 24.4%. This increase in gross profit margin was primarily due to cost decreases on two large volume products which accounted for approximately 1.7% of the increase, a price increase for a holiday promotional product at one major customer that accounted for approximately 1.1% of the margin. These increases were offset by the increase in inventory reserve expense for some slow-moving items accounting for approximately 0.1% of margin decrease with the remaining increase of approximately 0.6% due to favorable product mix which included the new products that commanded higher margin.

OPERATING EXPENSES

In fiscal year 2016, our operating expenses, including depreciation, increased from approximately $7.7 million to approximately $10.0 million, an increase of approximately $2.3 million or 29.9% compared to the same period last year. Selling expenses increased by approximately $1.6 million, from $3.1 million in Fiscal 2015 to $4.7 million in Fiscal 2016. The increase was primarily due to the increase in variable selling expenses associated with the 24% increase in net sales as explained above and increased co-op and promotional programs with one of our largest customers.

General and administrative expenses increased approximately $0.7 million from approximately $4.5 million in Fiscal 2015 to approximately $5.2 million in Fiscal 2016. There was an increase in payroll of approximately $0.3 million primarily due to increased executive bonuses, merit pay increases and new hires in the logistics group. There was an increase of approximately $0.2 million in packaging materials and temporary warehouse labor commensurate with the increase in net sales. There was an increase of approximately $0.1 million in related-party service charges for additional services provided by the Shihua Group during the fiscal year. The remaining increase of approximately $0.1 million was due to increased product development expenses associated with continued development of the download product line.

DEPRECIATION

Our depreciation expenses were $171,785 for Fiscal 2016 compared to $130,254 for Fiscal 2015. The property and equipment consisted mainly of tools and molds for new products which are depreciated straight-line over three to five years. The increase in depreciation expense was primarily due to the depreciation expense associated with the purchase of approximately $136,000 of molds and tools during Fiscal 2016.

NET OTHER EXPENSES

Other expenses increased by $29,385 to $335,138 in Fiscal 2016 compared to other expense of $305,753 in Fiscal 2015. There was an increase in interest expense of approximately $8,000 which was primarily due to an increase in interest paid on past due amounts to Ram Light Management, Ltd. (Ram Light) debt (other than note payable to Ram Light) which began bearing interest at 6% per annum as of July 1, 2015. Financing costs relating to the amortization of deferred financing costs of the Revolving Line of Credit increased by approximately $21,000 due to the Revolving Line of Credit having been in affect for a full year in Fiscal 2016 compared to slightly less than nine months during Fiscal 2015.

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT

We had income before taxes of $1,602,014 in Fiscal 2016 compared to income before taxes of $262,859 in Fiscal 2015. This increase of $1,339,155 was primarily due to the combination of the increase in gross profit of approximately $3,608,000 due to the increase in sales and gross profit margin as explained in Net Sales and Gross Profit above, offset by the increase in operating and other expenses of approximately $2,269,000 as explained in Operating Expenses and Net Other Expenses above.

INCOME TAX (PROVISION) BENEFIT

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2016 and 2015, we had net deferred tax assets before valuation allowance of approximately $2.4 million and approximately $3.0 million, respectively, against which we recorded no valuation allowance as of March 31, 2016 and a valuation allowance of approximately $0.7 million as of March 31, 2015.

In Fiscal 2016 we recognized an income tax net benefit of approximately $0.1 million consisting of an income tax provision of approximately $0.6 million based on our net income before income tax (provision) benefit of approximately $1.7 million and our effective tax rate of 37.8% offset by the reversal of the remaining valuation allowance of approximately $0.8 million. Based on analysis of available positive and negative evidence as required by ASC 740, it is more likely than not that all of the deferred tax assets will be realized before they expire.

For Fiscal 2015 we recorded an income tax provision of approximately $0.1 million based on our net income before provision for taxes and our effective tax rate of 35.2%. We did not reverse any of the valuation reserve in Fiscal 2015 as it was management’s judgment that the remaining valuation allowance of $0.8 million on the deferred tax asset was more than likely not to be realized given the lower amounts of profitability during the past two years and uncertain business climate and expected future profits.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had net income of $1,703,390 in Fiscal 2016 as compared to a net income of $170,158 in Fiscal 2015.

FISCAL YEAR ENDED MARCH 31, 2015 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2014

NET SALES

Net sales for the year ended March 31, 2015 (“Fiscal 2015”) were approximately $39.3 million. This represents an increase of approximately $7.9 million as compared to approximately $31.4 million in the fiscal year ended March 31, 2014 (“Fiscal 2014”). The increase in net sales was primarily due from expansion into the stores of one major retailer which accounted for approximately $7.0 million or approximately 88% of the increase. The remaining $0.9 million increase was primarily due to increase in sales to Europe and Australia distributors.

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

General and administrative expenses increased approximately $0.2 million from approximately $4.3 million in Fiscal 2014 to approximately $4.5 million in Fiscal 2015. The increase was primarily due an increase of approximately $0.2 million in repair expenses of defective goods commensurate with the increase in sales volume as explained in net sales above.

DEPRECIATION

Our depreciation expenses were $130,254 for Fiscal 2015 compared to $168,138 for Fiscal 2014. The property and equipment consisted mainly of tools and molds and Home development costs which are depreciated straight-line over three to five years. The decrease in depreciation expense was primarily due tools and molds that were fully depreciated as of the prior fiscal year ended March 31, 2014. During the past year we invested in approximately $36,000 primarily for molds and tooling for new products introduced in Fiscal 2015.

NET OTHER EXPENSES

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

INCOME BEFORE TAXES

We had income before taxes of $262,859 in Fiscal 2015 compared to income before taxes of $225,519 in Fiscal 2014. This decrease of $37,340 was primarily due to the combination of the increase in gross profit of approximately $1,204,000 due to the increase in sales margin as explained in Net Sales and Gross Profit above, offset by the increase in operating and other expenses of approximately $941,000 as explained in Operating Expenses and Net Other Expenses above.

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

For Fiscal 2015 we recorded an income tax provision of approximately $0.1 million based on our net income before provision for taxes and our effective tax rate of 35.2%. In Fiscal 2014 we recognized an income tax benefit of approximately $0.8 million due to the reversal of 50% of the valuation reserve on our deferred tax assets. Given the past four years of profitability and management’s assessment of the current business climate and expected future profits, it is management’s judgment that at least 75% of our deferred tax asset is more than likely to be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2016, we had cash on hand of approximately $2,116,000 as compared to cash on hand of approximately $116,000 on March 31, 2015. The increase of cash on hand of approximately $2,000,000 was primarily due to our net income of approximately $1,703,000 and decrease in inventory of approximately $3,418,000 from sale of excess prior year inventory offset by a decrease in accounts payable related to outstanding amounts due to vendors associated with the prior year’s excess inventory of approximately $2,045,000 and a decrease in related-party debt of approximately $1,012,000 which accounted for approximately 97% of the increase .

Cash provided by operating activities in Fiscal 2016 was approximately $2,600,000. In addition to net income of approximately $1,700,000, there was an decrease in inventory of approximately $3,400,000 of which a significant portion of the decrease was from sale of prior year’s excess inventory because of late product delivery in Fiscal 2015 caused by the work slow-down at the Port of Los Angeles during negotiations between port management and the port workers labor union. These increases were offset by a decrease in accounts payable of approximately $2,100,000 associated with the late delivery of products Fiscal 2015, the reduction of related-party debt of approximately $1,000,000 with remaining $600,000 increase in cash provided by operating activities due to decreases other operating assets.

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

Cash used by investing activities for Fiscal 2016 was approximately $136,000 primarily due to the purchase of molds and tooling for new karaoke models.

Cash provided by investing activities for Fiscal 2015 was approximately $102,000. Cash provided by investing activities included a refund of a deposit of approximately $138,000 in a restricted certificate of deposit with Wells Fargo Bank as collateral for a stand-by letter of credit issued to Majestic Realty (California warehouse’s landlord) which was replaced with a stand-by letter of credit issued from our Revolving Line of Credit. This increase in cash provided by investing activities was offset by approximately $36,000 primarily used for the purchase of tooling for new karaoke models.

As of March 31, 2016, our working capital was approximately $4,700,000. Our current liabilities of approximately $2,900,000 include:

•	Client obligations for defective returns and allowances of approximately $100,000 – the amount will be satisfied by future purchases or refunds.
•	Accounts payable of approximately $700,000 of which approximately $600,000 were amounts due to product vendors.
•	Amounts due to related parties of which approximately $1,100,000 was due to various parties within the Starlight Group.
•	Accrued expenses of approximately $700,000 of which $200,000 was accrued payroll and $100,000 was due to customers for advertising and co-op allowances.
•	Warranty provision for estimated effective returns in the amount of $300,000.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve month period, we plan on financing our working capital needs from:

1) Vendor financing – Some of our key vendors in China (including the Shihua Group) have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales and are expected to account for more than 50% of the total revenues in Fiscal 2017.

2) Line of Credit - The Company is in the second year of a three-year Revolving Credit Facility expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Management believes this Revolving Credit Facility is adequate to finance our business during the next fiscal year.

3) Cost reduction - The Company has reduced significant operating expenses as a percentage of net sales in recent years with the exception of Fiscal 2014 where the company experienced some one-time charges associated with the launch of the Home product and additional logistics costs due to the reduction of reimbursement from the Shihua Group due to a decrease in their US business. Cost reduction initiatives in logistics operations and general and administrative expenses are part of our intensive effort to achieve operating profits. The Company plans to maintain its cost structure and reduce some of the one-time expenses for Fiscal 2017.

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

In addition to our current financing arrangements, the Shihua Group has expressed their willingness and ability to provide extended payment terms to us for key vendor payments primarily by extending longer payment terms for goods they manufacture for us. We will continue to take advantage of extended terms for trade payables with the Shihua Group throughout the year. During the fiscal year ended March 31, 2016, our net related party debt decreased by approximately $1,012,000. Taking into account internally generated funds and credit facilities available to the Shihua Group we have concluded that our parent will have sufficient working capital to provide extended trade payable terms to us for at least the next 12 months.

During Fiscal 2017, we will strive to reduce additional operating costs through efficiency improvements. In order to reduce the need to maintain inventory in our warehouses in California we intend to continue to ship a significant portion of our total sales directly from SMC Macau. The customers take title to the merchandise at their consolidators in China and are responsible for the shipment, duty, clearance and freight charges to their locations. In order to keep our inventory low, we have been helping our customers forecast and manage their Singing Machine inventories. This will prevent the overstocking situation with customers.

Except for the foregoing, we do not have any present commitment that is likely to cause our liquidity to increase or decrease in any material way. In addition, except for the Company’s need for additional capital to finance inventory purchases, the Company is not aware of any trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. The Company will be reliant upon our parent company, Shihua Group, to manufacture approximately 10% of our products with extended trade payable terms to help ensure that unrelated key vendors are paid timely. Any significant change in Shihua Group’s ability to continue to provide manufacturing and extended payment terms may have a material adverse effect on our ability to meet our financial obligations and continue our operations.

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is MOP $7.80 to U.S. $1.00. We cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be stable or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 85.4%, 86.6%, and 88.1% of net sales in Fiscal 2016, Fiscal 2015, and Fiscal 2014.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results included accounts receivable allowance for doubtful accounts and reserves on inventory.

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

RESERVES ON INVENTORIES

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 5.5%, 8.1%, and 8.0% of the gross sales for the fiscal years ended March 31, 2016, 2015, and 2014, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of control over goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

•	Identify the contract(s) with a customer
•	Identify the performance obligations in the contract.
•	Determine the transaction price.
•	Allocate the transaction price to the performance obligations in the contract.
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are now effective for annual reporting periods beginning April 1, 2018 including interim periods within that reporting period with early application allowed beginning with reporting periods beginning April 1, 2017. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that at every interim and annual period, management determine whether conditions or events exist which raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management’s initial consideration of the relevant conditions and events indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate these factors will alleviate that substantial doubt. The mitigating effect is considered only if it is probable that the plan will be effectively implemented and probable that the plans will mitigate the conditions or events that raised the substantial doubt. If management’s plans will alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the conditions or events that raised substantial doubt and management’s plans that alleviated those concerns. If management’s plans will not alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the same conditions and events along with management’s plans that did not alleviate the substantial doubt, in addition to a statement that indicates there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after March 31, 2017 and for interim periods within annual periods beginning after April 1, 2017. Early adoption is permitted. Management is currently assessing whether the implementation of ASU 2014-15 will have any material effect on the company’s consolidated financial statement disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance will be effective for the Company beginning April 1, 2017, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. On March 31, 2016 the Company elected to implement ASU 2015-17 for the fiscal years ended March 31, 2016 and 2015. As a result of implementation, total current assets decreased and total noncurrent assets on the accompanying consolidated balance sheets increased by approximately $1,139,000 and $449,000 for fiscal years ended March 31, 2016 and 2015, respectively.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right- of use asset and a lease liability on its Balance Sheet regardless of whether a lease is identified as financial lease or an operating lease. If the lease is identified as a financial lease then the lessee must recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. If the lease is identified as an operating lease then the lessee must recognize a single lease cost in the statement of income, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Both quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning April 1, 2019; including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing whether the implementation of ASU 2016-02 will have any material effect on the company’s consolidated financial statement disclosures.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of Company management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management has assessed the effectiveness of our internal control over financial reporting using the components established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of the year covered by this Annual Report.

(c)	Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended March 31, 2016, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of June 29, 2016.

Directors and Executive Officers

For Fiscal Year Ended March 31, 2016

Name	Age	Position

Gary Atkinson	34	CEO
Bernardo Melo	39	VP Global Sales and Marketing
Lionel Marquis	63	CFO
Phillip Lau	68	Chairman
Harvey Judkowitz	71	Director
Bernard Appel	84	Director
Stewart Merkin	73	Director
Peter Hon	75	Director
Yat Tung Lau	37	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Since taking over as Chief Executive Officer, Gary has led the Company to five consecutive years of profitability and double-digit growth in sales. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

Bernardo Melo has been with the Company since February 2003 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Toys R’ Us. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 12 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 21 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), US Plastic Lumber Corp., Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant University with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Phillip Lau joined the Company’s board of directors on February 15, 2015 and was appointed as Chairman of the Company’s Board of Directors. Mr. Lau served as Chairman and Managing Director of the Starlight Group of companies since September of 1989. Mr. Lau has over 45 years of management experience in the consumer electronics industry and is a director in a number of Starlight group companies.

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

Peter Hon has served as a director of the Company since January 12, 2007. Mr. Hon has been a non-executive of the Starlight Group since 1998. Mr. Hon passed the College of Law qualifying examination in 1969 in the United Kingdom and began practicing law in Hong Kong in that year after being admitted to the High Court of Hong Kong. He has been the principal of Hon and Co, a law firm in Hong Kong for the past 38 years.

Yat Tung Lau has served as director of the Company since January 12, 2007. Mr. Lau joined the Starlight Group in 2003 as assistant to the Chairman of the Board of Starlight International and is now head of corporate relations. He is also responsible for local sales in China and heads the computer information system department for the Starlight Group. From 2002 to 2003, he held a marketing executive position in Storage Technology Corporation. Mr. Lau received an MBA from the University of Minnesota and also holds a Bachelor of Arts degree in business marketing from Indiana University.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on January 11, 2016.

FAMILY RELATIONSHIPS

There are no family relationships among any of our officers or other directors, except for Chairman Phillip Lau who is the father of Director Yat Tung Lau and the uncle of Gary Atkinson, the Company’s CEO.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2016 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

Mr. Harvey Judkowitz filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Bernard Appel filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Stewart Merkin filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Peter Hon filed a Form 5 in lieu of filing a timely Form 4 with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP

Gary Atkinson	2016	$120,000.00	$54,142	$-	$11,915	$-	$-	$-	$186,057
Chief Executive Officer	2015	$108,000.00	$-	$-	$-	$-	$-	$-	$108,000

Lionel Marquis	2016	$112,750.00	$32,485	$-	$3,575	$-	$-	$-	$148,810
Chief Financial Officer	2015	$107,000.00	$14,661	$-	$-	$-	$-	$-	$121,661

Bernardo Melo	2016	$157,200.00	$194,158	$-	$2,762	$-	$-	$-	$354,120
VP Global Sales & Marketing	2015	$150,585.00	$64,082	$-	$-	$-	$-	$-	$214,667

Narrative Disclosure to Summary Compensation Table

Mr. Atkinson does not have an employment contract with the Company and had an annual salary of $120,000 for the fiscal year ended March 31, 2016.

Mr. Marquis does not have an employment contract with the Company and has an annual salary of $130,000. Effective January 1, 2016, Mr. Marquis’ base salary was increased to $130,000 per year.

Mr. Melo does not have an employment contract with the Company and had an annual salary of $157,200 for the fiscal year ended March 31, 2016.

As of June 29, 2016, the Company did not have any employment contracts with any of its employees. However on January 3, 2014, the Company entered into agreements with the three executive officers named above that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

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

OPTION GRANTS IN FISCAL 2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under our Year 2001 Stock Option Plan as well as other stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31 2016:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	150,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	50,000	-	N/A	0.24	3/31/2026	50,000	12,000	N/A	N/A

Lionel Marquis, CFO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	15,000	-	N/A	0.24	3/31/2026	15,000	3,600	N/A	N/A

Bernardo Melo, VP Sales - Year 2001 Stock Option Plan	200,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	250,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	25,000	-	N/A	0.17	6/30/2025	25,000	6,000	N/A	N/A

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2016.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Comepnsation Earnings	All Other Compensation	Total

Bernard Appel	$8,000	$2,500	$4,766	$-	$-	$-	$15,266

Peter Hon	$-	$-	$4,766	$-	$-	$-	$4,766

Harvey Judkowitz	$8,500	$2,500	$4,766	$-	$-	$-	$15,766

Phillip Lau	$-	$-	$-	$-	$-	$-	$-

Yat Tung Lau	$-	$-	$-	$-	$-	$-	$-

Stewart Merkin	$8,000	$2,500	$4,766	$-	$-	$-	$15,266

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2016 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 221,527, 218,780, and 251,127, respectively which includes stock options of 20,000 exercised by Mr. Judkowitz on in March, 2016. The aggregate stock awards held by Messrs. Hon and Yat Tung Lau is 49,541.

(2) As of March 31, 2016 the aggregate number of Company stock options held by Messrs. Appel, Judkowitz and Merkin is 200,000 and Messrs. Hon and Yat Tung Lau is 60,000 and 40,000, respectively.

During Fiscal 2016, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2015 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau, Merkin and Phillip Lau.

During Fiscal 2016, we have utilized the following compensation policy for our directors:

•	An initial grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of joining the board. The options will vest in one year and expire in ten years while they are board members or 90 days once they are no longer board members.

•	An annual cash payment of $7,500 will be made for each completed full year of service or prorated for a partial year. The payment will be made as of March 31.

•	An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the Annual Stockholder Meeting. The actual grant will be made on or before March 31.

•	An annual grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of the Annual Stockholder Meeting. If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

•	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $250 fee.

•	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

•	Directors Yat Tung Lau and Phillip Lau have volunteered to temporarily forfeit all compensation and Director Hon has volunteered to forfeit cash payment and annual stock option grant until Fiscal 2017.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2016, we had granted 1,042,000 options under the Year 2001 Plan, 1,042,000 of which were fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2016, 2015 and 2014 totaled $48,993, $36,802 and $27,869 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 29, 2016 (the “record date”), certain information concerning beneficial ownership of our common stock by:

•	all directors of the Singing Machine,
•	all named executive officers of the Singing Machine; and
•	persons known to own more than 5% of our common stock.

Security ownership is based on 38,181,635 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of June 29, 2016 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters As of June 29, 2016

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson	342,753	*
Lionel Marquis	235,000	*
Bernardo Melo	512,164	*
Bernard Appel (1)	414,252	*
Harvey Judkowitz (1)	444,252	*
Yat Tung Lau (1)	68,857	*
Peter Hon (1)	88,857	*
Stewart Merkin (1)	411,905	*
Officers & Directors as a Group (8 persons)	2,518,040	6.6%

Security Ownership of Certain Beneficial Owners:
Shihua Group (2)	19,623,155	51.4%
koncepts International Ltd.	18,682,679	48.9%
Treasure Green Holdings Ltd. (3)	940,476	2.5%
Arts Electronics Ltd. (4)	3,745,917	9.8%
Gentle Boss Investments Ltd (5)	2,100,000	5.5%

Less than 1%

Total Shares of Common Stock as of June 29, 2016	38,181,635
Stock Options Exercisable within 60 days of June 29, 2016	1,837,000

Total	40,018,635

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2001 Stock Option Plan, which will be vested and exercisable within 60 days of the record date: 200,000 options held by each of Bernie Appel, Harvey Judkowitz and Stewart Merkin, respectively, 60,000 options held by Peter Hon and 40,000 held by Yat Tung Lau.

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

(4) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(5) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DUE TO/FROM RELATED PARTIES

On March 31, 2016 and 2015, the Company had $26,152 and $0, respectively due from related parties for goods and services sold these companies.

On March 31, 2016 and 2015 the Company had $400,000 and $583,247 due to Ram Light Management, Ltd. for prior years purchases of karaoke hardware. Effective October 1, 2015 the amount due to Ram Light began bearing interest at 6% per annum. The Company paid $16,179 and $0 in interest expense to Ram Light for the fiscal years ended March 31, 2016 and 2015, respectively. On March 31, 2016 and 2015 the Company had amounts due to other related party companies in the amounts of $0 and $802,959 for goods, repair services, one-time engineering fees, storage and administrative services provided to the Company by these related parties.

In connection with the Revolving Line of Credit agreement there was a conversion of past due trade payables to a note payable of $1,100,000 to Ram Light Management, Ltd. on July 15, 2014. As of March 31, 2016 and 2015 the principal amount due on the note was $696,612 and $1,100,000, respectively. The note bears interest at 6% per annum and the Company recognized interest expense in the amount of $63,921 and $46,494 for the fiscal years ended March 31, 2016 and 2015, respectively.

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt from and Starlight Marketing Development, Ltd. in the amount of $1,924,431. Since the agreement expires beyond the next fiscal year, the subordinated related party debt was classified as a long-term liability on the accompanying balance sheet as of March 31, 2016 and 2015.

TRADE

Approximately 15% of our karaoke products in Fiscal 2016 were produced by factories owned by the Shihua Group.

During Fiscal 2016, 2015 and 2014 the Company sold approximately $0, $285,000 and $1,861,000, respectively to Star Light Electronics Company, Ltd. (“SLE”), a related company, for direct shipments to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for Fiscal 2016, 2015 and 2014 was 0.0%, 16.5% and 14.8%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company received approximately $0, $181,000 and $0, respectively in licensing fees from SEC for sales of the Company’s products that were sold directly to Cosmo by SLE. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company purchased products approximately $4,397,000, $0 and $0, respectively from SLE. These purchases were a component of cost of sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company paid approximately $149,000, $144,000 and $145,000 respectively to SLE as reimbursement for engineering and quality control services performed on our behalf in China. During the Fiscal 2016, 2015 and 2014 the Company received $60,000 from Starlight USA as reimbursement for customer support services performed by the Company on behalf of Starlight USA. In Fiscal 2016, 2015 and 2014 the Company also paid non-recurring engineering fees to SLE of approximately $22,000, $0 and $0, respectively. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2016, 2015 and 2014 the Company sold approximately $1,655,000, $1,249,000 and $0, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid.. The average gross profit margin on sales to SLE for Fiscal 2016, 2015 and 2014 was 22.0%, 17.9% and 0.0%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company sold approximately $969,000, $272,000 and $1,318,000, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 18.4%, 17.9%, and 16.2%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of Starlight International of approximately $198,000, $1,640,000 and $8,012,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. The goods were sold to the Company at net 60 day terms with interest of 6% per annum assessed on amounts on past due invoices. For Fiscal 2016, 2015 and 2014 the Company incurred approximately $9,000, $4,000 and $0, respectively of interest expense related to past due invoices. These amounts were included as a component of other expenses in the accompanying consolidated statements of income.

In Fiscal 2016, 2015 and Fiscal 2014 the Company purchased products of approximately $509,000 and $4,626,000 and $0, respectively, from Starlight R&D These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. In addition, the Company purchased product repair and engineering services from Starlight R&D during Fiscal 2016, 2015 and Fiscal 2014 of approximately $211,000, $49,000 and $2,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income. These services were sold to the Company at net 60 day terms with interest of 6% per annum assessed on past due invoices. For Fiscal 2016, 2015 and Fiscal 2014 the Company incurred approximately $0, $18,000 and $0 of interest expense related to past due invoices.

In Fiscal 2016, 2015 and Fiscal 2014 the Company paid approximately $38,000, $0 and $0, respectively to Merrygain Holding Company, Ltd. (a related party subsidiary) for storage fees and other services provided to the Company by this subsidiary. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

In Fiscal 2016, 2015 and Fiscal 2014 the Company purchased products from Star Fair Electronics Co., Ltd., a related company, of approximately $0, $0 and $873,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income.

Effective April 1, 2015, SMC-L entered into a service and logistics agreement with Starlight R&D, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo and SEC’s domestic sales that expired March 31, 2016. For these services, Starlight R&D, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For Fiscal 2016 the Company received approximately $108,000 in service fees from these affiliates. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Subsequent to our fiscal year ended March 31, 2016, SMC-L renewed the service and logistics agreement with Starlight R&D, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight R&D, Cosmo and SLE’s domestic sales effective April 1, 2016 and expiring on March 31, 2017. For these services, Starlight R&D, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Shihua (formerly Starlight International), Cosmo and SLE to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo, and SEC’s domestic sales. For these services, Starlight USA, Cosmo and SLE agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. For Fiscal 2015 the Company received approximately $141,000 in service fees from these affiliates. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight USA, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For Fiscal 2014 the Company received approximately $330,000 in service fees from these affiliates. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions. While we do not maintain a written policy with respect to related party transactions, our board of directors routinely reviews potential transactions with those parties we have identified as related parties prior to the consummation of the transaction. Each transaction is reviewed to determine that a related party transaction is entered into by us with the related party pursuant to normal competitive negotiation. We also generally require that all related parties recuse themselves from negotiating and voting on behalf of the Company in connection with related party transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent registered public accounting firms for professional services rendered for Fiscal 2016 and Fiscal 2015:

Fee Category	Fiscal 2016	Fiscal 2015

Audit Fees	$90,989	$85,036
Tax Fees	-	-
All Other Fees	20,965	20,480

Total Fees	$111,954	$105,516

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by EisnerAmper, LLP.

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, and international tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above including review of proxy statements and services provided in connection with related party year-end schedule requests.

Out of the total Fiscal 2016 and Fiscal 2015 audit and other fees of, $77,739 and $105,516, respectively, were billed by Mallah Furman, Certified Public Accountants. Fiscal 2016 and Fiscal 2015 audit and other fees of $34,215 and $0, respectively, were billed by EisnerAmper, LLP.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2016 and 2015.

Consolidated Statements of Income—Years ended March 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows—Years ended March 31, 2016, 2015 and 2014.

Consolidated Statements of Shareholders' Equity—Years ended March 31, 2016, 2015 and 2014.

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

31.2 Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31 2016 and 2015; (ii) Consolidated Statements of Operations for the three years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the three years ended March 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Shareholders’ Equity (Deficit) for the three years ended March 31, 2016, 2015 and 2014; (v) Notes to the Consolidated Financial Statements and (vi) Schedule II – Valuation and qualifying Accounts.*

* Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: June 29, 2016	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	June 29, 2016
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	June 29, 2016
Lionel Marquis	(Principal Financial Officer)

/s/ PHILLIP LAU	Chairman	June 29, 2016
Phillip Lau

/s/ BERNARD APPEL	Director	June 29, 2016
Bernard Appel

/s/ HARVEY JUDKOWITZ	Director	June 29, 2016
Harvey Judkowitz

/s/ Stewart Merkin	Director	June 29, 2016
Stewart Merkin

/s/ YAT TUNG LAU	Director	June 29, 2016
Yat Tung Lau

/s/ peter hon	Director	June 29, 2016
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended March 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016, and the results of its operations and its cash flows for the year ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Fort Lauderdale, Florida

June 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended March 31, 2015 and 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015, and the results of its operations and its cash flows for the years ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman

Fort Lauderdale, Florida

June 29, 2015

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015

Assets
Current Assets
Cash	$2,116,490	$116,286
Accounts receivable, net of allowances of $51,179 and $174,131, respectively	1,381,789	1,466,168
Due from PNC Bank	184,392	137,415
Accounts receivable related party - Starlight Consumer Electronics USA, Inc.	2,820	-
Accounts receivable related party - Starlight R&D, Ltd.	4,255	-
Accounts receivable related party - Cosmo Communications Canada, Ltd	19,077	-
Inventories, net	3,690,975	7,448,167
Prepaid expenses and other current assets	115,601	92,609
Deferred financing costs	74,077	74,077
Total Current Assets	7,589,476	9,334,722

Property and equipment, net	430,602	466,571
Other non-current assets	11,394	11,394
Deferred financing costs, net of current portion	21,606	95,683
Deferred tax asset	2,408,531	2,305,555
Total Assets	$10,461,609	$12,213,925

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$722,213	$2,767,180
Note payable related party - Ram Light Management, Ltd.	696,612	496,496
Due to related party - Ram Light Management, Ltd	400,000	583,247
Due to related party - Starlight R&D, Ltd.	-	554,031
Due to related party - Cosmo Communications Canada, Inc.	-	40,256
Due to related party - Starlight Consumer Electronics Co., Ltd.	-	208,672
Accrued expenses	650,115	452,651
Current portion of capital lease	1,078	12,628
Obligations to customers for returns and allowances	121,092	399,419
Warranty provisions	292,500	197,873
Total Current Liabilities	2,883,610	5,712,453

Long-term capital lease, net of current portion	-	1,078
Note payable related party debt - Ram Light Management, Ltd. net of current portion	-	603,504
Accrued expenses, net of current portion	-	46,495
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	1,924,431
Total Liabilities	4,808,041	8,287,961

Commitments and Contengencies

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,181,635 and 38,117,517 shares issued and outstanding, respectively	381,816	381,175
Additional paid-in capital	19,337,939	19,307,966
Subscriptions receivable related party	(6,400)	-
Accumulated deficit	(14,059,787)	(15,763,177)
Total Shareholders' Equity	5,653,568	3,925,964
Total Liabilities and Shareholders' Equity	$10,461,609	$12,213,925

See notes to the consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2016	March 31, 2015	March 31, 2014

Net Sales	$48,856,544	$39,308,281	$31,379,629

Cost of Goods Sold	36,937,654	30,997,211	24,273,038

Gross Profit	11,918,890	8,311,070	7,106,591

Operating Expenses
Selling expenses	4,656,003	3,104,598	2,402,153
General and administrative expenses	5,153,950	4,507,606	4,257,335
Depreciation	171,785	130,254	168,138
Total Operating Expenses	9,981,738	7,742,458	6,827,626

Income from Operations	1,937,152	568,612	278,965

Other Expenses
Interest expense	(261,061)	(253,282)	(53,446)
Financing costs	(74,077)	(52,471)	-
Total Other Expenses	(335,138)	(305,753)	(53,446)

Income before income tax benefit (provision)	1,602,014	262,859	225,519

Income tax benefit (provision)	101,376	(92,701)	778,797

Net Income	$1,703,390	$170,158	$1,004,316

Income per Common Share
Basic	$0.04	$0.00	$0.03
Diluted	$0.04	$0.00	$0.03

Weighted Average Common and Common Equivalent Shares:
Basic	38,146,391	38,097,226	38,057,628
Diluted	38,597,862	38,602,577	38,647,290

See notes to the consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2016	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net Income	$1,703,390	$170,158	$1,004,316
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	171,785	130,254	168,138
Amortization of deferred financing costs	74,077	52,471	-
Change in inventory reserve	339,000	(217,000)	135,000
Change in allowance for bad debts	(122,952)	1,666	(7,841)
Loss from disposal of property and equipment	-	-	4,479
Stock-based compensation	24,214	46,308	107,351
Change in net deferred tax assets	(102,976)	92,701	(778,797)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	207,331	(512,283)	152,765
Due from Crestmark Bank	-	19,638	(19,638)
Due from PNC Bank	(46,977)	(137,415)	-
Accounts receivable related parties	(26,152)	-	-
Inventories	3,418,192	(1,403,554)	(1,839,206)
Prepaid expenses and other current assets	(22,992)	(1,521)	(6,647)
Other non-current assets	-	6,236	142,326
Increase (decrease) in:
Accounts payable	(2,044,967)	849,104	782,951
Due to related parties	(986,206)	(147,825)	345,679
Accrued expenses	150,969	52,832	(239,698)
Obligations to customers for returns and allowances	(278,327)	(70,419)	93,549
Warranty provisions	94,627	(37,299)	19,701
Net cash provided by (used in) operating activities	2,552,036	(1,105,948)	64,428
Cash flows from investing activities:
Purchase of property and equipment	(135,816)	(35,600)	(214,677)
Refund (deposit) of restricted cash	-	138,042	(138,042)
Net cash (used in) provided by investing activities	(135,816)	102,442	(352,719)
Cash flows from financing activities:
Payment on note payable related party - Ram Light Management, Ltd.	(403,388)	-	-
Payment of deferred financing costs	-	(222,231)	-
Payments on long-term capital lease	(12,628)	(12,076)	(10,606)
Net cash used in financing activities	(416,016)	(234,307)	(10,606)
Net change in cash	2,000,204	(1,237,813)	(298,897)

Cash at beginning of year	116,286	1,354,099	1,652,996
Cash at end of year	$2,116,490	$116,286	$1,354,099

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$270,193	$180,371	$53,446
Cash paid for income taxes	$-	$-	$13,348
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of related party payables to note payable	$-	$1,100,000	$-
Property and equipment purchased under capital lease	$-	$36,388	$-

See notes to the consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Receivable	Deficit	Total
Balance at March 31, 2013	-	$-	38,028,975	$380,289	$19,155,193	$-	$(16,937,651)	$2,597,831

Net Income							1,004,316	1,004,316
Employee compensation-stock option					99,851			99,851
Director Fees			41,667	417	7,083			7,500
Balance at March 31, 2014	-	-	38,070,642	380,706	19,262,127	-	(15,933,335)	3,709,498

Net Income							170,158	170,158
Employee compensation-stock option					38,808			38,808
Director Fees			46,875	469	7,031			7,500
Balance at March 31, 2015	-	-	38,117,517	381,175	19,307,966	-	(15,763,177)	3,925,964

Net Income							1,703,390	1,703,390
Employee compensation-stock option					16,714			16,714
Exercise of stock options			20,000	200	6,200	(6,400)		-
Director Fees			44,118	441	7,059			7,500

Balance at March 31, 2016	-	$-	38,181,635	$381,816	$19,337,939	$(6,400)	$(14,059,787)	$5,653,568

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

Shihua Development Company Limited (“Shihua”), through its wholly owned subsidiary koncepts International Limited (“koncepts”), is a major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2016.   Shihua is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Shihua’s products include television sets, consumer karaoke audio equipment and DVD products.  We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Shihua, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Shihua and its subsidiaries collectively referred to herein as the “Shihua Group” or “Shihua”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Shihua, owning approximately 3% of our common stock.  In total, the Shihua Group owns approximately 52% of the Company’s shares of common stock.  In July 2014, under a restructuring arrangement, Star Light Electronics Company Ltd was separated from the Shihua Group and is partly and indirectly held by our Chairman, Philip Lau.  In March 2015, Starlight R&D Ltd was also separated from the Shihua Group and is no longer a related party of our company.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at March 31, 2016 and March 31, 2015 are $21,256 and $23,794, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, obligations to clients for returns and allowances, note payable to Ram Light Management, Ltd. (related party), subordinated debt to Starlight Marketing Development, Ltd. (related party) and net due to related parties approximates fair value due to the relatively short period to maturity for these instruments.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 5.5%, 8.1%, and 8.0% of the gross sales for the twelve months ended March 31, 2016, 2015, and 2014, respectively. The improvement of 2.9% in return rate compared to prior fiscal years is due to a combination of improved quality from our makers as well as significant decrease in overstock and returns from some major vendors who experienced strong sell through at their retail stores.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the consolidated statements of income.

STOCK-BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2016, 2015 and 2014 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2016, 2015 and 2014, the stock option expense was $16,714, $38,808 and $99,851, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

•	For the year ended March 31, 2016: expected dividend yield 0%, risk-free interest rate of 0.26% to 0.59%, volatility 107.6% to 119.9% and expected term of three years.

•	For the year ended March 31, 2015: expected dividend yield 0%, risk-free interest rate of 0.26%, volatility 142.9% and expected term of three years.

•	For the year ended March 31, 2014: expected dividend yield 0%, risk-free interest rate of 0.13% to 0.15%, volatility 201.1% to 304.1% and expected term of three years.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 12% of the purchase. The customers have to advertise the Company's products in the customer's catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2016, 2015 and 2014 was $2,703,076, $1,599,629 and $1,120,711 respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the consolidated statements of income. For the years ended March 31, 2016, 2015 and 2014, these amounts totaled $196,847, $114,526 and $200,551, respectively.

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

The Company also follows the provisions in FASB ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 defines a recognition threshold and measurement attribute for financial statement recognition and measurements of tax positions taken or expected to be taken in a tax return. As of March 31, 2016 this position did not result in any adjustment to the Company’s provision for income taxes. Additionally, in accordance with FASB ASC 740, the Company’s policy is to recognize interest or penalties related to income tax matters in the provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax positions.

As of March 31, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2013 through March 31, 2016.

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

The amendments in this ASU are now effective for annual reporting periods beginning April 1, 2018 including interim periods within that reporting period with early application allowed beginning with reporting periods beginning April 1, 2017. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that at every interim and annual period, management determine whether conditions or events exist which raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management’s initial consideration of the relevant conditions and events indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate these factors will alleviate that substantial doubt. The mitigating effect is considered only if it is probable that the plan will be effectively implemented and probable that the plans will mitigate the conditions or events that raised the substantial doubt. If management’s plans will alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the conditions or events that raised substantial doubt and management’s plans that alleviated those concerns. If management’s plans will not alleviate the substantial doubt, an entity must disclose in the notes to the financial statements the same conditions and events along with management’s plans that did not alleviate the substantial doubt, in addition to a statement that indicates there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after March 31, 2017 and for interim periods within annual periods beginning after April 1, 2017. Early adoption permitted. Management is currently assessing whether the implementation of ASU 2014-15 will have any material effect on the company’s consolidated financial statement disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The new guidance will be effective for the Company beginning April 1, 2017, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. On March 31, 2016 the Company elected to implement ASU 2015-17 for the fiscal years ended March 31, 2016 and 2015. As a result of implementation, total current assets decreased and total noncurrent assets on the accompanying consolidated balance sheets increased by approximately $1,139,000 and $449,000 for fiscal years ended March 31, 2016 and 2015, respectively.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right- of use asset and a lease liability on its Balance Sheet regardless of whether a lease is identified as financial lease or an operating lease. If the lease is identified as a financial lease then the lessee must recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. If the lease is identified as and operating lease then the lessee must recognize a single lease cost in the statement of income, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Both quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning April 1, 2019; including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing whether the implementation of ASU 2016-02 will have any material effect on the company’s consolidated financial statement disclosures.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31,	March 31,
	2016	2015

Finished Goods	$4,450,975	$7,869,167
Less: Inventory Reserve	760,000	421,000

Total Inventories	$3,690,975	$7,448,167

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2016	2015

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	7 years	4,312	4,312
Warehouse equipment	7 years	224,106	224,106
Molds and tooling	3-5 years	2,492,950	2,357,133
		3,007,018	2,871,201
Less: Accumulated depreciation		2,576,416	2,404,630
		$430,602	$466,571

Depreciation expense for fiscal years ended 2016, 2015, and 2014 was $171,785, $130,254, and $168,138, respectively.

NOTE 5 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheets. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of March 31, 2016 and March 31, 2015, obligations to clients for returns and allowances reclassified from accounts receivable were $121,092 and $399,419 respectively.

NOTE 6 – LINE OF CREDIT

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) that replaced an existing line of credit agreement. The Revolving Credit Facility has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

Interest on the Revolving Line of Credit is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the fiscal years ended March 31, 2016, 2015 and 2014 the Company incurred interest expense of $142,332, $163,017 and $0, respectively on amounts borrowed against the line of credit. During the fiscal years ended March 31, 2016, 2015 and 2014 the Company incurred an unused facility fee of $19,552, $13,283 and $0, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and are amortized over the term of the agreement. During the fiscal years ended March 31, 2016, 2015 and 2014 the Company incurred amortization expense of $74,077, $52,471 and $0, respectively associated with the amortization of deferred financing costs.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd. in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable beginning December 31, 2014. The scheduled principal and interest payments of $150,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. While the Company did meet the mandatory pay-down requirement, the Company did not meet the prior 30 day average excess availability requirement permitting the Company to make payments on the note, and as a result, the first three scheduled payments due December 31, 2014, March 31, 2015 and June 30, 2015 were not made. As part of the Conditions to Installment Payment in the note, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and will not cumulate with the next payment that can be made, but rather will be payable on the maturity date together with any additional interest that has accrued thereon. The Company has made all payments as scheduled since June 30, 2015. During the fiscal years ended March 31, 2016, 2015 and 2014 the Company recognized interest expense on the Ram Light Note in the amount of $63,921, $46,495 and $0, respectively which is classified as accrued expenses on the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau expiring at varying dates. Rent expense for the years ended March 31, 2016, 2015 and 2014 was $623,659, $623,589 and $611,977, respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2016 are as follows:

Operating Leases
For fiscal year ending March 31,
2017	$551,516
2018	503,825
2019	519,518
2020	524,271
2021	218,447
$2,317,577

NOTE 8 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2016, 2015, and 2014, the Company issued the following common stock shares:

2016:

On March 22, 2016 a member of the Board of Directors exercised a stock option and the Company subsequently issued 20,000 shares its common stock which was valued at $.32 per share. The $6,400 payment required to complete the exercise transaction was not received by the Company until April 2016 resulting in a subscription receivable from the related party which was reflected in Shareholders’ Equity on the consolidated balance sheet.

On August 10, 2015, the Company issued 44,118 shares of its common stock to our Board of Directors which were valued at $0.17 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2016.

2015:

On September 5, 2014 the Company issued 46,875 shares of its common stock to our Board of Directors at $0.16 per share, pursuant to our annual director compensation plan.

2014:

On July 23, 2013 the Company issued 41,667 shares of its common stock to our Board of Directors at $0.18 per share, pursuant to our annual director compensation plan.

EARNINGS PER SHARE

In accordance with FASB ASC 210, "Earnings per Share", basic earnings per share are computed by dividing the net earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

As of March 31, 2016 there were common stock equivalents to purchase 1,802,000 shares of common stock of which 1,580,000 were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2015 there were common stock equivalents to purchase 1,836,000 shares of common stock of which 880,000 were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2014 there were common stock equivalents to purchase 1,256,000 shares of common stock of which 820,000 were included in the computation of diluted earnings per share.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2016, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2016.

A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,896,000	$0.22	1,896,000	$0.22	1,307,380	$0.22
Granted	170,000	0.23	60,000	0.17	640,000	0.21
Exercised	(20,000)	0.32	-	-	-	-
Forfeited	(74,000)	0.45	(60,000)	0.76	(51,380)	1.38
Balance at end of period	1,972,000	$0.19	1,896,000	$0.20	1,896,000	$0.21

Options exercisable at end of period	1,802,000	$0.18	1,836,000	$0.20	1,256,000	$0.22

The following table summarizes information about employee stock options outstanding at March 31, 2016:

Range of Exercise Price	Number Outstanding at March 31, 2015	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Exercise Price
$.03 - $.33	1,792,000	4.9	0.14	1,652,000	0.14
$.45 - $.93	180,000	1.7	0.61	214,000	0.61
*	1,972,000			1,866,000

* Total number of options outstanding as of March 31, 2016 includes 240,000 options issued on March 31, 2016, 2015 and 2014 to three directors as compensation and 645,000 options issue to key employees on July 1, 2013 that were not issued from the Plan.

NOTE 9 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau, China. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2016, 2015 and 2014, the Macau Subsidiary recorded no tax provision.

The net operating loss carryforward is subject to an IRC Section 382 limitation. As of March 31, 2016, 2015 and 2014, The Singing Machine had net deferred tax assets before valuation allowances of approximately $2.4 million, $3.0 million, and $3.2 million, respectively, against which the Company recorded valuation allowances totaling approximately $0, $0.7 million, and $0.8 million, respectively.

The income tax provision (benefit) for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components for 2016, 2015 and 2014:

	2016	2015	2014
Income tax provision:
Current:
Federal	$-	$-	$-
State	-	-	-

Total current Federal and State	$-	$-	$-

Deferred:
Federal	$(89,718)	$80,836	$(675,447)
State	(11,658)	11,865	(103,350)

Total income tax (benefit) provision	$(101,376)	$92,701	$(778,797)

The United States and foreign components of income (loss) before income taxes are as follows:

	2016	2015	2014

United States	$1,406,301	$161,255	$(62,095)
Foreign	195,713	101,604	287,614
	$1,602,014	$262,859	$225,519

The actual tax (benefit) provision differs from the "expected" tax expense for the years ended March 31, 2016, 2015 and 2014 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2016	2015	2014

Expected tax expense	$544,684	$89,372	$76,676
State income taxes, net of Federal income tax benefit	19,420	(97)	7,815
Permanent differences	11,176	7,507	8,374
Deemed Dividend	80,207	37,563	108,864
Change in valuation allowance	(708,385)	(91,034)	(820,040)
Tax rate differential on foreign earnings	(75,007)	(39,272)	(111,164)
Other	26,529	88,662	(49,322)
Actual tax (benefit) provision	$(101,376)	$92,701	$(778,797)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2016	2015	2014
Deferred tax assets:
Federal net operating loss carryforward	$1,481,531	$2,041,207	$2,076,141
State net operating loss carryforward	277,673	318,830	413,401
AMT credit carryforward	52,004	52,004	36,808
Inventory differences	443,749	431,744	490,716
Allowance for doubtful accounts	19,614	67,305	66,658
Reserve for sales returns	112,100	76,482	90,895
Stock option compensation expense	80,489	74,716	59,713
Stock warrants	38,863	39,194	39,193
Accrued Vacation	11,212	9,183	10,241
Total deferred tax assets	2,517,235	3,110,665	3,283,766
Deferred tax liability:
Depreciation	(108,704)	(96,725)	(86,091)
Net deferred tax assets before valuation allowance	2,408,531	3,013,940	3,197,675
Valuation allowance	-	(708,385)	(799,419)
Net deferred tax assets	$2,408,531	$2,305,555	$2,398,256

During the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014, the Company released portions of the valuation allowance. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. As of March 31, 2016 the analysis indicated that it is more likely than not that the deferred tax asset recorded will be realized. As a result, approximately $0.7 million, $0.0 million and $0.8 million of the valuation allowance were released during the fiscal years ended March 31, 2016, 2015 and 2014, respectively and there is no remaining valuation remaining as of March 31, 2016.

At March 31, 2016, the Company has federal tax net operating loss carryforwards in the amount of approximately $4.4 million that begin to expire in the year 2029. In addition, the Company has state tax net operating loss carryforwards in the amount of approximately $6.4 million that will begin to expire beginning in 2025.

The Company is no longer subject to income tax examinations for fiscal years before 2013.

NOTE 10 - SEGMENT INFORMATION

The Company operates in one segment. The majority of sales to customers outside of the United States are made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	2016	2015	2014

North America	$46,100,000	$38,251,520	$31,379,629
Europe	2,277,434	810,049	-
Australia	218,066	212,400	-
South Africa	261,044	-	-
Others	-	34,312	-
	$48,856,544	$39,308,281	$31,379,629

The geographic area of sales is based primarily on where the product was delivered.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2016, 2015, and 2014 totaled $48,993, $36,802 and $27,869, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Income. The Company does not provide any post-employment benefits to retirees.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2016, 60% of accounts receivable were due from one customer in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 60% at March 31, 2016. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 61% and 14% at March 31, 2015. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2016, 2015, and 2014 were 76%, 77% and 74% of total revenues, respectively. Revenues derived from top three customers in 2016, 2015 and 2014 as percentage of the total revenue were 25%, 23% and 10%; 27%, 20% and 11%; and 26%, 17% and 11%, respectively. The loss of any of these customers could have an adverse impact on the financial position of the Company.

Net sales derived from the Macau Subsidiary aggregated $6.3 million in 2016, $5.0 million in 2015 and $9.3 million in 2014.

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

During fiscal years 2016, 2015, and 2014, manufacturers in the People's Republic of China accounted for 100% of the Company's total product purchases, including all of the Company's hardware purchases.

NOTE 13 –RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On March 31, 2016 and 2015, the Company had $26,152 and $0, respectively due from related parties for goods and services sold to these companies.

On March 31, 2016 and 2015 the Company had $400,000 and $583,247 due to Ram Light Management, Ltd. for prior years purchases of karaoke hardware. Effective October 1, 2015 the amount due to Ram Light began bearing interest at 6% per annum. The Company paid $16,179 and $0 in interest expense to Ram Light for the fiscal years ended March 31, 2016 and 2015, respectively. On March 31, 2016 and 2015 the Company had amounts due to other related party companies in the amounts of $0 and $802,959 for goods, repair services, one-time engineering fees, storage and administrative services provided to the Company by these related parties.

NOTE PAYABLE

In connection with the Revolving Line of Credit agreement there was a conversion of past due trade payables to a note payable of $1,100,000 to Ram Light Management, Ltd. on July 15, 2014. As of March 31, 2016 and 2015 the principal amount due on the note was $696,612 and $1,100,000, respectively. The note bears interest at 6% per annum and the Company recognized interest expense in the amount of $63,921 and $46,494 for the fiscal years ended March 31, 2016 and 2015, respectively.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt from and Starlight Marketing Development, Ltd. in the amount of $1,924,431. The debt cannot be repaid until after the expiration of the Revolving Credit Facility, therefore the subordinated related party debt is classified as a long-term liability on the accompanying balance sheets as of March 31, 2016 and 2015.

TRADE

Approximately 15% of our karaoke products in Fiscal 2016 were produced by factories owned by the Shihua Group.

During Fiscal 2016, 2015 and 2014 the Company sold approximately $0, $285,000 and $1,861,000, respectively to Star Light Electronics Company, Ltd. (“SLE”), a related company, for direct shipments to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for Fiscal 2016, 2015 and 2014 was n/a, 16.5% and 14.8%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company received approximately $0, $181,000 and $0, respectively in licensing fees from SEC for sales of the Company’s products that were sold directly to Cosmo by SLE. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company purchased products approximately $4,397,000, $0 and $0, respectively from SLE. These purchases were a component of cost of sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company paid approximately $149,000, $144,000 and $145,000 respectively to SLE as reimbursement for engineering and quality control services performed on our behalf in China. During the Fiscal 2016, 2015 and 2014 the Company received $60,000 from Starlight USA as reimbursement for customer support services performed by the Company on behalf of Starlight USA. In Fiscal 2016, 2015 and 2014 the Company also paid non-recurring engineering fees to SLE of approximately $22,000, $0 and $0, respectively. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2016, 2015 and 2014 the Company sold approximately $1,655,000, $1,249,000 and $0, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid.. The average gross profit margin on sales to SLE for Fiscal 2016, 2015 and 2014 was 22.0%, 17.9% and 0.0%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company sold approximately $969,000, $272,000 and $1,318,000, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 18.4%, 17.9%, and 16.2%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2016, 2015 and 2014 the Company purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of Starlight International of approximately $198,000, $1,640,000 and $8,012,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. The goods were sold to the Company at net 60 day terms with interest of 6% per annum assessed on amounts on past due invoices. For Fiscal 2016, 2015 and 2014 the Company incurred approximately $9,000, $4,000 and $0, respectively of interest expense related to past due invoices. These amounts were included as a component of other expenses in the accompanying consolidated statements of income.

In Fiscal 2016, 2015 and Fiscal 2014 the Company purchased products of approximately $509,000 and $4,626,000 and $0, respectively, from Starlight R&D These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. In addition, the Company purchased product repair and engineering services from Starlight R&D during Fiscal 2016, 2015 and Fiscal 2014 of approximately $211,000, $49,000 and $2,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income. These services were sold to the Company at net 60 day terms with interest of 6% per annum assessed on past due invoices. For Fiscal 2016, 2015 and Fiscal 2014 the Company incurred approximately $0, $18,000 and $0 of interest expense related to past due invoices.

In Fiscal 2016, 2015 and Fiscal 2014 the Company paid approximately $38,000, $0 and $0, respectively to Merrygain Holding Company, Ltd. (a related party subsidiary) for storage fees and other services provided to the Company by this company. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

In Fiscal 2016, 2015 and Fiscal 2014 the Company purchased products from Star Fair Electronics Co., Ltd., a related company, of approximately $0, $0 and $873,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income.

Effective April 1, 2015, SMC-L entered into a service and logistics agreement with Starlight R&D, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo and SEC’s domestic sales that expired March 31, 2016. For these services, Starlight R&D, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For Fiscal 2016 the Company received approximately $108,000 in service fees from these affiliates. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Subsequent to our fiscal year ended March 31, 2016, SMC-L renewed the service and logistics agreement with Starlight R&D, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight R&D, Cosmo and SLE’s domestic sales effective April 1, 2016 and expiring on March 31, 2017. For these services, Starlight R&D, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement.

Effective April 1, 2014, SMC-L entered into a service and logistics agreement with Starlight Consumer Electronics (USA), Inc. (“Starlight USA”), an indirect wholly-owned subsidiary of Shihua (formerly Starlight International), Cosmo and SLE to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo, and SEC’s domestic sales. For these services, Starlight USA, Cosmo and SLE agreed to reimburse the Company for actual warehouse space occupied by these companies at $8 per pallet and for logistics services performed based on an agreed to fee schedule specified in the agreement. For Fiscal 2015 the Company received approximately $141,000 in service fees from these affiliates. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Effective April 1, 2013, SMC-L entered into a service and logistics agreement with Starlight USA, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight USA, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.50 per square foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For Fiscal 2014 the Company received approximately $330,000 in service fees from these affiliates. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2016	2015
Estimated return and allowance liabilities at beginning of year	$197,873	$235,172
Costs accrued for new estimated returns and allowances	910,383	892,051
Return and allowance obligations honored	(815,756)	(929,350)

Estimated return and allowance liabilities at end of year	$292,500	$197,873

NOTE 15 – RESERVES

Data regarding asset reserves and allowances for Fiscal 2016, 2015, and 2014 are presented in the following table:

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance for	Costs and	End of
Description	Period	Expenses	Write off	Expenses	Period

Year ended March 31, 2016
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$174,131	$-	$(124,621)	$1,669	$51,179
Deferred tax valuation allowance	$708,385	$-	$-	$(708,385)	$-
Inventory reserve	$421,000	$376,560	$(37,560)	$-	$760,000

Year ended March 31, 2015
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$172,465	$43,243	$(40,291)	$(1,286)	$174,131
Deferred tax valuation allowance	$799,419	$-	$(91,034)	$-	$708,385
Inventory reserve	$638,000	$250,000	$(467,000)	$-	$421,000

Year ended March 31, 2013
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$180,306	$-	$(15,807)	$7,966	$172,465
Deferred tax valuation allowance	$1,619,459	$-	$(820,040)	$-	$799,419
Inventory reserve	$503,000	$160,000	$(25,000)	$-	$638,000

NOTE 16 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2016, 2015, and 2014 are set forth in the following table:

	Sales	Gross Profit	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
	(In thousands)	(In thousands)	(In thousands)
2016
First quarter	$3,467	$858	$(495)	$(0.01)	$(0.01)
Second quarter	21,061	4,951	1,071	0.03	0.03
Third quarter	20,667	5,601	2,007	0.05	0.05
Fourth quarter	3,662	509	(880)	(0.03)	(0.03)
Fiscal Year 2016	$48,857	$11,919	$1,703	$0.04	$0.04

2015
First quarter	$2,545	$516	$(500)	$(0.01)	$(0.01)
Second quarter	15,952	3,162	321	0.01	0.01
Third quarter	18,086	4,052	1,034	0.03	0.03
Fourth quarter	2,725	581	(685)	(0.02)	(0.02)
Fiscal Year 2015	$39,308	$8,311	$170	$0.00	$0.00

2014
First quarter	$1,414	$301	$(541)	$(0.01)	$(0.01)
Second quarter	10,835	2,403	324	0.01	0.01
Third quarter	16,815	4,107	821	0.02	0.02
Fourth quarter	2,316	296	400	0.01	0.01
Fiscal Year 2014	$31,380	$7,107	$1,004	$0.03	$0.03

