Form 10-Q
period 2016-06-30
SINGING MACHINE CO INC
filed 2016-08-15
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [  ]  Accelerated filer [  ] Non-accelerated filer [  ]  Smaller Reporting Company [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	38,181,635 as of August 15, 2016

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$444,515	$2,116,490
Accounts receivable, net of allowances of $74,498 and $51,179, respectively	3,451,300	1,381,789
Due from PNC Bank	861	184,392
Accounts receivable related party - Cosmo Communications Canada, Ltd	154,247	19,077
Accounts receivable related party - Winglight Pacific, Ltd	192,976	-
Accounts receivable related parties - other	4,262	7,075
Inventories, net	8,367,957	3,690,975
Prepaid expenses and other current assets	148,806	115,601
Deferred financing costs	74,077	74,077
Total Current Assets	12,839,001	7,589,476

Property and equipment, net	452,338	430,602
Other non-current assets	11,523	11,394
Deferred financing costs	3,087	21,606
Deferred tax asset	2,607,119	2,408,531
Total Assets	$15,913,068	$10,461,609

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$6,326,737	$722,213
Note payable related party - Ram Light Management, Ltd.	558,075	696,612
Due to related party - Ram Light Management, Ltd	201,000	400,000
Due to related party - Starlight Electronics Co., Ltd	707,819	-
Due to related party - Merrygain Holding Co.,Ltd	12,829	-
Accrued expenses	734,276	650,115
Current portion of capital lease	-	1,078
Obligations to customers for returns and allowances	22,414	121,092
Warranty provisions	193,263	292,500
Total Current Liabilities	8,756,413	2,883,610

Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	1,924,431
Total Liabilities	10,680,844	4,808,041

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,181,635 and 38,161,635 shares issued and outstanding, respectively	381,816	381,816
Additional paid-in capital	19,347,268	19,337,939
Subscriptions receivable	-	(6,400)
Accumulated deficit	(14,496,860)	(14,059,787)
Total Shareholders' Equity	5,232,224	5,653,568
Total Liabilities and Shareholders' Equity	$15,913,068	$10,461,609

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended
	June 30, 2016	June 30, 2015

Net Sales	$4,859,392	$3,466,874

Cost of Goods Sold	3,715,709	2,608,453

Gross Profit	1,143,683	858,421

Operating Expenses
Selling expenses	424,878	457,727
General and administrative expenses	1,246,851	1,101,981
Depreciation	43,795	37,333
Total Operating Expenses	1,715,524	1,597,041

Loss from Operations	(571,841)	(738,620)

Other Expenses
Interest expense	(16,027)	(50,112)
Financing costs	(18,519)	(18,519)
Total Other Expenses	(34,546)	(68,631)

Loss Before Income Tax Benefit	(606,387)	(807,251)

Income Tax Benefit	169,314	312,325

Net Loss	$(437,073)	$(494,926)

Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,181,635	38,117,517

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net Loss	$(437,073)	$(494,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,795	37,333
Amortization of deferred financing costs	18,519	18,519
Change in inventory reserve	66,000	(37,560)
Change in allowance for bad debts	23,319	(127,433)
Stock based compensation	9,329	2,001
Change in net deferred tax asset	(198,588)	(312,325)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,092,830)	(80,027)
Due from PNC Bank	183,531	137,415
Accounts receivable related parties	(325,333)	(94,252)
Inventories	(4,742,982)	(624,621)
Prepaid expenses and other current assets	(33,205)	1,914
Other non-current assets	(129)	-
Increase (decrease) in:
Accounts payable	5,604,524	258,092
Due to related parties	521,648	35,456
Accrued expenses	84,161	182,533
Customer deposits	-	287,110
Obligations to clients for returns and allowances	(98,678)	(389,058)
Warranty provisions	(99,237)	(44,799)
Net cash used in operating activities	(1,473,229)	1,199,829
Cash flows from investing activities:
Purchase of property and equipment	(65,531)	(42,157)
Net cash used in investing activities	(65,531)	(42,157)
Cash flows from financing activities:
Net proceeds from revolving line of credit	-	1,537,014
Net proceeds from subscription receivable	6,400	-
Payment on note payable related party - Ram Light Management, Ltd.	(138,537)	-
Payments on capital lease	(1,078)	(3,105)
Net cash (used in) provided by financing activities	(133,215)	1,533,909
Net change in cash	(1,671,975)	291,923

Cash at beginning of period	2,116,490	116,286
Cash at end of period	$444,515	$408,209

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,027	$9,665

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended June 30, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at June 30, 2016 and March 31, 2016 are $133,748 and $21,256, respectively.

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

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful lives using accelerated and straight-line methods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow FASB ASC 825, Financial Instruments, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, obligations to clients for returns and allowances, subordinated debt to Starlight Marketing Development, Ltd. (related party) and net due to related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the note payable to Ram Light Management, Ltd. (related party) approximates fair value due the relatively short period to maturity and related interest accrued at a rate similar to market rates.

RECLASSIFICATIONS

Certain balances presented relating to accounts receivable related parties - other have been reclassified to conform to the financial statement presentation adopted for this period.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2016 and 2015 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2016 and 2015, the stock option expense was $9,329 and $2,001, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 10% of the purchase. The customers have to advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2016 and 2015 was $205,050 and $279,356, respectively. As of June 30, 2016 and March 31, 2016 there was an accrual for cooperative advertising allowances of $202,985 and $93,222, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2016 and 2015, these amounts totaled $45,636 and $32,120 respectively.

INCOME TAXES

The Company follows the provisions of FASB ASC 740 “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2017 is estimated to be approximately 33%. The effective tax rate for the full year ended March 31, 2016 was approximately 35%.

As of June 30, 2016 and March 31, 2016, The Singing Machine had gross deferred tax assets of approximately $2.6 million and $2.4 million respectively. The Company recorded an income tax benefit of approximately $169,000 for the three months ended June 30, 2016. The income tax benefit consisted of $198,000 income tax benefit due to the loss from operations during the three months ended June 30, 2016 offset by an income tax expense of approximately $29,000 for an estimated alternative minimum tax.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 30, 2016, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of June 30, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2014 through March 31, 2016.

COMPUTATION OF LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average of common shares outstanding during the period. As of June 30, 2016 and 2015 total potential dilutive shares amounted to approximately 1,605,000 and 880,000 shares, respectively, however these shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2016 and June 30, 2015 because their effect was anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB ASC 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

●	Identify the contract(s) with a customer
●	Identify the performance obligations in the contract.
●	Determine the transaction price.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize revenue when (or as) the entity satisfies a performance obligation.

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

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s revolving credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the revolving credit facility from time to time (See Note 7 – LINE OF CREDIT). As of June 30, 2016 and March 31, 2016, PNC Bank owed the Company $861 and $184,392, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the revolving credit facility.

NOTE 4 – INVENTORIES, NET

Inventories are comprised of the following components:

	June 30, 2016	March 31, 2016

Finished Goods	$7,491,583	$4,450,975
Inventory in Transit	1,702,374	-
Inventory Reserve	(826,000)	(760,000)

Inventories, net	$8,367,957	$3,690,975

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	June 30, 2016	March 31, 2016

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	7 years	4,312	4,312
Warehouse equipment	7 years	238,470	224,106
Molds and tooling	3-5 years	2,544,116	2,492,950
		3,072,548	3,007,018
Accumulated depreciation		2,620,210	2,576,416
		$452,338	$430,602

Depreciation expense for the three months ended June 30, 2016 and June 30, 2015 was $43,795 and $37,333, respectively.

NOTE 6 – OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to “obligations to customers for returns and allowances” in current liabilities on the condensed consolidated balance sheets. Client requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of June 30, 2016 and March 31, 2016 obligations to customers for returns and allowances reclassified from accounts receivable were $22,414 and $121,092, respectively.

NOTE 7 – LINE OF CREDIT

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) that replaced an existing line of credit agreement. The Revolving Credit Facility has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

●	Up to 85% of the company’s eligible domestic and Canadian accounts receivable aged less than 60 days past due (not to exceed 90 days from invoice date, cross aged on the basis of 50% or more past due with certain specific accounts qualifying for up to 120 days from invoice date not to exceed 30 days from the due date; plus.

●	Up to the lesser of (a) 50% of the cost of eligible inventory or (b) 75% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus.

●	An all-time $500,000 block; minus.

●	Applicable reserves including a dilution reserve equal to 125% of the Company’s advertising and return accrual reserves. Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Credit Facility includes the following sub-limits:

●	Letters of Credit to be issued limited to $3,000,000.

●	Inventory availability limited to $4,000,000.

●	Mandatory pay-down to $1,000,000 (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility must comply with the following quarterly financial covenants to avoid default:

●

Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.

●	Capital expenditures limited to $150,000 per year.

Interest on the Revolving Line of Credit is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended June 30, 2016 and 2015 the Company incurred interest expense of $0 and $9,665, respectively, on amounts borrowed against the line of credit. During the three months ended June 30, 2016 and 2015 the Company incurred an unused facility fee of $7,031 and $6,142, respectively, on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and are amortized over the term of the agreement. During the three months ended March 31, 2016 and 2015 the Company incurred amortization expense of $18,519 associated with the amortization of deferred financing costs.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd. in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable which commenced on December 31, 2014. The scheduled principal and interest payments of $150,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. While the Company did meet the mandatory pay-down requirement, the Company did not meet the prior 30 day average excess availability requirement permitting the Company to make all scheduled payments on the note, and as a result, the first three scheduled payments due December 31, 2014, March 31, 2015 and June 30, 2015 were not made. As part of the Conditions to Installment Payment in the note, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and will not cumulate with the next payment that can be made, but rather will be payable on the maturity date together with any additional interest that has accrued thereon. The Company has made all payments as scheduled since June 30, 2015. During the three months ended June 30, 2016 and 2015 the Company recognized interest expense on the Ram Light Note in the amount of $11,463 and $17,283, respectively. As of June 30, 2016 and March 31, 2016 the company accrued interest expense on the Ram Light Note in the amount of $63,778. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company has entered into various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida, Ontario, California and Macau, PRC expiring at varying dates. Rent expense for the three months ended June 30, 2016 and 2015 was $164,531 and $155,521 respectively. In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2016 are as follows:

Operating Leases
For period ending
June 30,
2016	$535,412
2017	504,183
2018	524,272
2019	524,272
2020	87,379
$2,175,518

NOTE 9 – GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three months ended June 30, 2016 and 2015 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

North America	$4,541,145	$3,073,577
Europe	318,247	237,507
South Africa	-	155,790
	$4,859,392	$3,466,874

The geographic area of sales was based primarily on the location where the product is delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On June 30, 2016 and March 31, 2016, in the aggregate the Company had $351,485 and $26,152, respectively, due from related parties for goods and services sold to these companies.

On June 30, 2016 and March 31, 2016 the Company had $201,000 and $400,000 due to Ram Light Management, Ltd. for prior years purchases of karaoke hardware. Effective October 1, 2015 the amount due to Ram Light began bearing interest at 6% per annum. The Company paid $3,500 and $0 in interest expense to Ram Light for the three months ended June 30, 2016 and 2015, respectively. On June 30, 2016 and March 31, 2016 the Company had amounts due to other related party companies in the amounts of $720,648 and $0 for goods, repair services, engineering fees, storage and administrative services provided to the Company by these related parties.

NOTE PAYABLE

In connection with the Revolving Line of Credit agreement there was a conversion of past due trade payables to a note payable of $1,100,000 to Ram Light Management, Ltd. on July 15, 2014. As of June 30, 2016 and March 31, 2016 the principal amount due on the note was $558,075 and $696,612, respectively. The note bears interest at 6% per annum and the Company recognized interest expense in the amount of $11,463 and $15,842 for the three months ended June 30, 2016 and 2015, respectively.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. in the amount of $1,924,431. The debt cannot be repaid until after the expiration of the Revolving Credit Facility, therefore the subordinated related party debt is classified as a long-term liability on the accompanying condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016.

TRADE

During the three months ended June 30, 2016 and June 30, 2015 the Company sold $0 and $64,903, respectively to Starlight Electronics Company, Ltd (“SLE”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for the three months ended June 30, 2016 and June 30, 2015 was NA and 14.7%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2016 and June 30, 2015 the Company sold $192,976 and $0, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended June 30, 2016 and June 30, 2015 was 15.4% and NA, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2016 and June 30, 2015 the Company sold an additional $123,499 and $113,962, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company purchased services from Starlight R&D, Ltd, (“SLRD”) a related party. The purchases from SLRD for the three months ended June 30, 2016 and 2015 were $13,846 and $32,857, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company purchased products from SLE. The purchases from SLE for the three month periods ended June 30, 2016 and 2015 were $710,543 and $0, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased services from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three month periods ended June 30, 2016 and 2015 were $51,900 and $165,893, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

Effective April 1, 2016, SMC-L renewed the service and logistics agreement with Starlight R&D, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight R&D, Cosmo and SLE’s domestic sales from April 1, 2016 and expiring on March 31, 2017. For these services, Starlight R&D, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended June 30, 2016, the Company received $18,671. This amount was included as a component of general and administrative expenses in the accompanying condensed consolidated statement of operations.

Effective April 1 2015, SMC-L entered into a service and logistics agreement with SCE, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Shihua affiliated companies SCE, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended June 30, 2015, the Company received approximately $19,885. This agreement expired on March 31, 2016. This amount was included as a component of general and administrative expenses in the accompanying condensed consolidated statement of operations.

NOTE 11 – WARRANTY PROVISIONS

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

Changes in the Company’s warranty provision are presented in the following table:

	Three Months Ended
	June 30, 2016	June 30, 2015
Estimated warranty provision at beginning of period	$292,500	$197,873
Costs accrued for future estimated returns	109,245	87,235
Returns received	(208,482)	(132,034)
Estimated warranty provision at end of period	$193,263	$153,074

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three month periods ended June 30, 2016 and 2015 totaled $9,867 and $9,258, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Income. The Company does not provide any post-employment benefits to retirees.

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

On August 2, 2016, the Company was upgraded to trade on the OTCQX Best Market. The Company continues to trade under the ticker symbol “SMDM”.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2016 and 2015.

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended
	June 30, 2016	June 30, 2015

Net Sales	100.0%	100.0%

Cost of Goods Sold	76.5%	75.2%

Gross Profit	23.5%	24.8%

Operating Expenses
Selling expenses	8.7%	13.2%
General and administrative expenses	25.7%	31.9%
Depreciation and amortization	0.9%	1.1%

Total Operating Expenses	35.3%	46.1%

Loss from Operations	-11.8%	-21.3%

Other Expenses
Interest expense	-0.3%	-1.4%
Financing costs	-0.4%	-0.5%

Total Other Expenses	-0.7%	-2.0%

Loss before income tax benefit	-12.5%	-23.3%

Income tax benefit	3.5%	9.0%

Net Loss	-9.0%	-14.3%

QUARTER ENDED JUNE 30, 2016 COMPARED TO THE QUARTER ENDED JUNE 30, 2015

NET SALES

Net sales for the quarter ended June 30, 2016 increased to $4,859,392 from $3,466,874, an increase of $1,392,518 as compared to the same period ended June 30, 2015. This increase was primarily due to a shipment made to a major customer of approximately $1,400,000 for a Black Friday promotion not included in the prior period.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2016 increased to $1,143,683 from $858,421 an increase of $285,262 as compared to the same period in the prior year. The increase in gross profit was primarily due to increased sales of Black Friday promotional goods to one major customer.

As a percentage of revenues, gross profit margin for the three months ended June 30, 2016 was 23.5% compared to 24.8% for the three months ended June 30, 2015. The 1.3% decrease in gross profit margin percentage was due to delivery to one major customer of Black Friday promotional goods (normally sold at lower margin) which yielded 15.9% gross profit margin and accounted for approximately 4.8% of the gross margin decrease. This 4.8% decrease was offset by an increase of approximately 3.5% increase in gross margin to almost all other customers due to cost reductions in some established products and mix of new products which were sold at higher margins.

OPERATING EXPENSES

For the quarter ended June 30, 2016, total operating expenses increased to $1,715,524 compared to $1,597,041 from the same period in the prior year. This represents an increase in total operating expenses of $118,483 from the quarter ended June 30, 2015. Selling expenses decreased by approximately $33,000 primarily due to a decrease in discretionary marketing spending during the three months ended June 30, 2016 compared to the three month period ended June 30, 2015.

General and administrative expenses increased by approximately $144,870 to $1,246,851 for the three months ended June 30, 2016 compared to $1,101,981 for the same period ended June 30, 2015. Expenses for increased services provided by related parties in China including quality control, inspection and storage services due to growth in sales increased by approximately $70,000. Payroll related expenses increased by approximately $52,000 due to an officer’s salary increase and new hires in both California and Florida locations to accommodate sales growth. The remaining increase in general and administrative expenses was primarily due to various other variable expenses and was commensurate with the increase in net sales.

LOSS FROM OPERATIONS

Loss from operations decreased $166,779 this quarter to $571,841 for the three months ended June 30, 2016 compared to a loss from operations of $738,620 for the same period ended June 30, 2015. An increase in gross profit margin contributed approximately $285,000 to the decreased loss due to increased sales as explained in Net Sales and Gross Profit above and was offset by an increase in selling, general and administrative expenses of approximately $118,000 as discussed in Operating Expenses above.

INCOME TAXES

The Company recorded an income tax benefit of approximately $169,000 for the three months ended June 30, 2016. The income tax benefit consisted of $198,000 income tax benefit due to the loss from operations during the three months ended June 30, 2016 offset by an income tax expense of approximately $29,000 for an estimated alternative minimum tax pertaining to a prior period. The income tax benefit generated an additional current deferred tax asset of approximately $199,000 as of June 30, 2016. The income tax benefit was based on management’s best estimate of the Company’s full year effective tax rate of approximately 33%. . For the three months ended June 30, 2015, the Company recorded an income tax benefit of approximately $312,000 due to the loss from operations which generated an additional current deferred tax asset of approximately $312,000 as of June 30, 2015.

NET LOSS

For the three months ended June 30, 2016 net loss decreased to $437,073 compared to a net loss of $494,926 for the same period a year ago. The decrease in net loss was primarily due to the same reasons discussed in loss from operations and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, Singing Machine had cash on hand of $444,515 as compared to cash on hand of $363,410 on June 30, 2015. We had working capital of $4,082,588 as of June 30, 2016.

Net cash used in operating activities was $1,473,229 for the three months ended June 30, 2016, as compared to $1,244,628 used in operating activities the same period a year ago. During the three month period ending June 30, 2016 there was an increase in accounts receivable of approximately $2,093,000 primarily due to early delivery of promotional items to one major customerr. There was an increase in inventory of approximately $4,743,000 due to inventory received and in-transit in preparation for this year’s seasonal sales. There was an increase of approximately $325,000 in accounts receivable from related parties primarily due to seasonal shipments to Cosmo. These increases in cash used by operations were offset by an increase in trade accounts payable of approximately $5,605,000. There was also an increase in accrued expenses of approximately $84,000 associated with the ramp up of upcoming seasonal expenses.

Net cash used in operating activities was $1,244,628 for the three months ended June 30, 2015. During the three month period ending June 30, 2015 there was a loss before income tax benefit of approximately $807,000 due primarily to increased gross profit margin offset by increased selling and administrative expenses. Inventory increased approximately $625,000 due to seasonal returns and purchases for sales in the upcoming quarter. This inventory increase was offset by an increase in accrued expenses of approximately $183,000 during the three month period ended June 30, 2015 primarily due to an increase in accrued advertising allowance associated with incremental sales.

Net cash used by investing activities for the three months ended June 30, 2016 was $65,631 as compared to $42,157 used by investing activities for the same period ended a year ago. This increase in investment activity was due to the purchase of warehouse equipment of approximately $14,000 during the three month period ended June 30, 2016 as compared to the three months ended June 30, 2015.

Net cash used in financing activities for the three month period ended June 30, 2016 was $133,215 compared to cash provided by financing activities of $1,533,909 for the same period ended of the prior year. Due to strong cash position during the three months ended June 30, 2016 it was not necessary to borrow any funds against the Revolving Line of Credit compared to the three month period ended June 30, 2015 when our cash position was not as favorable and required borrowings of approximately $1,537,000 against the Revolving Line of Credit.

As of June 30, 2016, we continued to borrow from our Revolving. Line of Credit, which provides for a maximum loan amount of $15,000,000 during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations.

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate defective returns and maintain the appropriate level of inventory. We determine our warranty provision based on historical return ratios and information available from the customers. We believe that our warranty provision reflects the proper amount of reserves to cover potential defective sales returns.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for systems and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 85% and 87% of net sales in fiscal 2016 and 2015, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2016 Annual Report.

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

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 15, 2016	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

	By:	/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

