Form 10-Q
period 2016-09-30
SINGING MACHINE CO INC
filed 2016-11-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	38,223,303 as of November 14, 2016

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$948,506	$2,116,490
Accounts receivable, net of allowances of $283,689 and $51,179, respectively	18,141,061	1,381,789
Due from PNC Bank	-	184,392
Accounts receivable related party - Cosmo Communications Canada, Ltd	375,874	19,077
Accounts receivable related party - Winglight Pacific, Ltd	257,908	-
Accounts receivable related party - other	2,974	7,075
Inventories, net	8,626,644	3,690,975
Prepaid expenses and other current assets	77,360	115,601
Deferred financing costs	58,644	74,077
Total Current Assets	28,488,971	7,589,476

Property and equipment, net	419,440	430,602
Other non-current assets	11,523	11,394
Deferred financing costs, net of current portion	-	21,606
Deferred tax asset	1,738,670	2,408,531
Total Assets	$30,658,604	$10,461,609

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$10,143,702	$722,213
Note payable related party - Ram Light Management, Ltd.	467,449	696,612
Due to related party - Ram Light Management, Ltd	-	400,000
Due to related party - Starlight Electronics Co., Ltd	87,066	-
Due to related party - Starlight Consumer Electronics Co., Ltd.	15,598	-
Accrued expenses	1,966,217	650,115
Revolving line of credit	8,103,991	-
Current portion of capital lease	-	1,078
Obligations to customers for returns and allowances	19,893	121,092
Warranty provisions	859,872	292,500
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	-
Total Current Liabilities	23,588,219	2,883,610

Subordinated related party debt - Starlight Marketing Development, Ltd.	-	1,924,431
Total Liabilities	23,588,219	4,808,041

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,223,303 and 38,161,635 shares issued and outstanding, respectively	382,233	381,816
Additional paid-in capital	19,374,536	19,337,939
Subscriptions receivable	-	(6,400)
Accumulated deficit	(12,686,384)	(14,059,787)
Total Shareholders' Equity	7,070,385	5,653,568
Total Liabilities and Shareholders' Equity	$30,658,604	$10,461,609

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Sales	$28,129,051	$21,060,584	$32,988,443	$24,527,458

Cost of Goods Sold	21,626,419	16,109,943	25,342,128	18,718,396

Gross Profit	6,502,632	4,950,641	7,646,315	5,809,062

Operating Expenses
Selling expenses	2,227,223	1,831,235	2,652,101	2,288,962
General and administrative expenses	1,467,131	1,202,256	2,713,982	2,304,237
Depreciation	43,795	37,332	87,590	74,665
Total Operating Expenses	3,738,149	3,070,823	5,453,673	4,667,864

Income from Operations	2,764,483	1,879,818	2,192,642	1,141,198

Other Expenses
Interest expense	(67,038)	(102,806)	(83,065)	(152,918)
Financing costs	(18,520)	(18,520)	(37,039)	(37,039)
Total Other Expenses	(85,558)	(121,326)	(120,104)	(189,957)

Income Before Income Tax Provision	2,678,925	1,758,492	2,072,538	951,241

Income Tax Provision	(868,449)	(687,019)	(699,135)	(374,694)

Net Income	$1,810,476	$1,071,473	$1,373,403	$576,547

Income per Common Share
Basic	$0.05	$0.03	$0.04	$0.00
Diluted	$0.05	$0.03	$0.04	$0.00

Weighted Average Common and Common Equivalent Shares:
Basic	38,205,186	38,141,974	38,193,247	38,129,812
Diluted	38,980,571	38,629,328	38,968,632	38,613,732

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net Income	$1,373,403	$576,547
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	87,590	74,665
Amortization of deferred financing costs	37,039	37,039
Change in inventory reserve	90,000	112,440
Change in allowance for bad debts	232,510	(48,741)
Stock based compensation	37,014	12,193
Change in net deferred tax asset	669,861	374,694
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(16,991,782)	(15,457,793)
Due from PNC Bank	184,392	-
Accounts receivable-related parties	(610,604)	(1,591,257)
Inventories	(5,025,669)	(2,213,520)
Prepaid expenses and other current assets	38,241	(95,715)
Other non-current assets	(129)	-
Increase (decrease) in:
Accounts payable	9,421,489	6,495,546
Due to related parties	(297,336)	2,336,171
Accrued expenses	1,316,102	1,179,864
Customer deposits	-	91,157
Obligations to customers for returns and allowances	(101,199)	(394,009)
Warranty provisions	567,372	429,658
Net cash used in operating activities	(8,971,706)	(8,081,061)
Cash flows from investing activities:
Purchase of property and equipment	(76,428)	(129,517)
Net cash used in investing activities	(76,428)	(129,517)
Cash flows from financing activities:
Net proceeds from revolving line of credit	8,103,991	8,678,304
Net proceeds from subscription receivable	6,400	-
Payments on note payable related party - Ram Light Management, Ltd.	(229,163)	(132,456)
Payments on capital lease	(1,078)	(6,244)
Net cash provided by financing activities	7,880,150	8,539,604
Net change in cash	(1,167,984)	329,026

Cash at beginning of period	2,116,490	116,286
Cash at end of period	$948,506	$445,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,107	$58,808

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended September 30, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at September 30, 2016 and March 31, 2016 are $829,698 and $21,256, respectively.

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

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment ininventories for such declines in value.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, obligations to clients for returns and allowances, subordinated debt to Starlight Marketing Development, Ltd. (related party) and net due to related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the note payable to Ram Light Management, Ltd. (related party) approximates fair value due the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the condensed consolidated statements of income.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and six months ended September 30, 2016 and 2015 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2016 and 2015, the stock option expense was $17,685 and $2,692, respectively. For the six months ended September 30, 2016 and 2015, the stock option expense was $27,014 and $4,693, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 10% of the purchase. The customers have to advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended September 30, 2016 and 2015 was $1,561,790 and $1,237,478, respectively. Advertising expense for the six months ended September 30, 2016 and 2015 was $1,766,840 and $1,516,834, respectively. As of September 30, 2016 and March 31, 2016 there was an accrual for cooperative advertising allowances of $1,000,825 and $93,222, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended September 30, 2016 and 2015, these amounts totaled $23,757 and $69,169, respectively. For the six months ended September 30, 2016 and 2015, these amounts totaled $69,393 and $101,289, respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2017 is estimated to be approximately 32%. The effective tax rate for the full year ended March 31, 2016 was approximately 35%.

As of September 30, 2016 and March 31, 2016, The Singing Machine had gross deferred tax assets of approximately $1.7 million and $2.4 million respectively. The Company recorded an income tax provision of approximately $868,000 and $687,000 for the three months ended September 30, 2016 and 2015, respectively. The Company recorded an income tax provision of approximately $699,000 and $375,000 for the six months ended September 30, 2016 and 2015, respectively.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of September 30, 2016, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of September 30, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2014 through March 31, 2016.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the conversion of stock options would have a dilutive effect. As of September 30, 2016 and 2015 total potential dilutive shares amounted to approximately 775,000 and 484,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and six months ended September 30, 2016 and 2015.

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

September 30, 2016

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right- of use asset and a lease liability on its Balance Sheet regardless of whether a lease is identified as financial lease or an operating lease. If the lease is identified as a financial lease then the lessee must recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. If the lease is identified as and operating lease then the lessee must recognize a single lease cost in the statement of income, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Both quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning April 1, 2019; including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing whether the implementation of ASU 2016-02 will have any material effect on the company’s consolidated financial statements and disclosures.

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s revolving credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the revolving credit facility from time to time (See Note 7 – LINE OF CREDIT). As of September 30, 2016 and March 31, 2016, PNC Bank owed the Company $0 and $184,392, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the revolving credit facility.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	September 30,2016	March 31,2016

Finished Goods	$8,231,997	$4,450,975
Inventory in Transit	1,244,647	-
Inventory Reserve	(850,000)	(760,000)

Inventories, net	$8,626,644	$3,690,975

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2016	2016
		(unaudited)

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	7 years	4,312	4,312
Warehouse equipment	7 years	238,470	224,106
Molds and tooling	3-5 years	2,555,014	2,492,950
		3,083,446	3,007,018
Accumulated depreciation		2,664,006	2,576,416
Property and equipment, net		$419,440	$430,602

Depreciation expense for the three months ended September 30, 2016 and September 30, 2015 was $43,795 and $37,332, respectively.

Depreciation expense for the six months ended September 30, 2016 and September 30, 2015 was $87,590 and $74,665, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

NOTE 6 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to “obligations to customers for returns and allowances” in current liabilities on the condensed consolidated balance sheets. Client requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of September 30, 2016 and March 31, 2016 obligations to customers for returns and allowances reclassified from accounts receivable were $19,893 and $121,092, respectively.

NOTE 7 – LINE OF CREDIT

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) that replaced an existing line of credit agreement. The Revolving Credit Facility has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

●	Up to 85% of the company’s eligible domestic and Canadian accounts receivable aged less than 60 days past due (not to exceed 90 days from invoice date, cross aged on the basis of 50% or more past due with certain specific accounts qualifying for up to 120 days from invoice date not to exceed 30 days from the due date; plus
●	Up to the lesser of (a) 50% of the cost of eligible inventory or (b) 75% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus
●	An all-time $500,000 block; minus
●	Applicable reserves including a dilution reserve equal to 125% of the Company’s advertising and return accrual reserves. Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Line of Credit includes the following sub-limits:

●	Letters of Credit to be issued limited to $3,000,000.
●	Inventory availability limited to $4,000,000.
●	Mandatory pay-down to $1,000,000 (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Line of Credit must comply with the following quarterly financial covenants to avoid default:

●	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.
●	Capital expenditures limited to $150,000 per year.

Interest on the Revolving Credit Facility is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three month periods ended September 30, 2016 and 2015, the Company incurred interest expense of $52,076 and $42,748, respectively on amounts borrowed against the Revolving Credit Facility. During the six month periods ended September 30, 2016 and 2015, the Company incurred interest expense of $52,076 and $52,143, respectively on amounts borrowed against the Revolving Credit Facility. During the three month periods ended September 30, 2016 and 2015, the Company incurred an unused facility fee of $8,233 and $8,132, respectively on the unused portion of the Revolving Credit Facility. During the six month periods ended September 30, 2016 and 2015, the Company incurred an unused facility fee of $15,264 and $14,274, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and amortized over the term of the agreement. During the three month periods ended September 30, 2016 and 2015, the Company incurred amortization expense of $18,520. During the six month periods ended September 30, 2016 and 2015, the Company incurred amortization expense of $37,039.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd. in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable which commenced on December 31, 2014. The scheduled principal and interest payments of $150,000 were only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. While the Company did meet the mandatory pay-down requirement, the Company did not meet the prior 30 day average excess availability requirement permitting the Company to make all scheduled payments on the note, and as a result, the first three scheduled payments due December 31, 2014, March 31, 2015 and June 30, 2015 were not made. As part of the Conditions to Installment Payment in the note, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and will not cumulate with the next payment that can be made, but rather will be payable on the maturity date together with any additional interest that has accrued thereon. The Company has made all payments as scheduled since June 30, 2015. In September 2016 the Revolving Credit Facility was modified which allowed the modification of the Ram Light Note such that the remaining amount due on the note is to be paid off in increments of $100,000 (inclusive of principal and interest) due at the end of each month which extended the maturity of the note to March 31, 2017. For the three months ended September 30, 2016 and 2015 the Company recognized interest expense on the Ram Light Note in the amount of $9,375 and $17,544, respectively. For the six months ended September 30, 2016 and 2015 the Company recognized interest expense on the Ram Light Note in the amount of $20,838 and $34,828, respectively. As of September 30, 2016 and March 31, 2016 the company accrued interest expense on the Ram Light Note in the amount of $63,778. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company is committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau, PRC; expiring at varying dates. Rent expense for the three months ended September 30, 2016 and 2015 was $155,906 and $154,964, respectively. Rent expense for the six months ended September 30, 2016 and 2015 was $320,437 and $310,185, respectively.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2016 are as follows:

Operating Leases
For period ending September 30,
2017	$519,748
2018	509,295
2019	524,272
2020	480,582
$2,033,897

NOTE 9 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and six months ended September 30, 2016 and 2015 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2016	2015	2016	2015

North America	$25,937,100	$19,352,542	$30,478,245	$22,426,119
Europe	2,171,380	1,499,913	2,489,627	1,737,420
Australia	-	145,140	-	145,140
South Africa	20,571	62,989	20,571	218,779
	$28,129,051	$21,060,584	$32,988,443	$24,527,458

The geographic area of sales is based primarily on the location where the product is delivered.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

NOTE 10 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On September 30, 2016 and March 31, 2016, in the aggregate the Company had $636,756 and $26,152, respectively, due from related parties for goods and services sold to these companies.

On September 30, 2016 and March 31, 2016 the Company had $0 and $400,000 due to Ram Light Management, Ltd. for prior years purchases of karaoke hardware. Effective October 1, 2015 the amount due to Ram Light began bearing interest at 6% per annum. The Company paid $500 and $0 in interest expense to Ram Light for the three months ended September 30, 2016 and 2015, respectively. The Company paid $4,000 and $0 in interest expense to Ram Light for the six months ended September 30, 2016 and 2015, respectively. On September 30, 2016 and March 31, 2016 the Company had amounts due to other related party companies in the amounts of $102,664 and $0 for goods, repair services, engineering fees, storage and administrative services provided to the Company by these related parties.

NOTE PAYABLE

In connection with the Revolving Credit Facility agreement there was a conversion of past due trade payables to a note payable of $1,100,000 to Ram Light Management, Ltd. on July 15, 2014. As of September 30, 2016 and March 31, 2016 the principal amount due on the note was $467,449 and $696,612, respectively. The note bears interest at 6% per annum and the Company recognized interest expense in the amount of $9,375 and $17,544 for the three months ended September 30, 2016 and 2015, respectively. The Company recognized interest expense in the amount of $20,838 and $34,828 for the six months ended September 30, 2016 and 2015, respectively.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. in the amount of $1,924,431. The debt cannot be repaid until after the expiration of the Revolving Credit Facility, therefore the subordinated related party debt is classified as a current liability on the accompanying condensed consolidated balance sheets as of September 30, 2016 and a long-term liability as of March 31, 2016.

TRADE

During the three months ended September 30, 2016 and September 30, 2015 the Company sold approximately $0 and $51,000, respectively to Starlight Electronics Company, Ltd (“SLE”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for the three months ended September 30, 2016 and September 30, 2015 was NA and 17.7%, respectively. During the six months ended September 30, 2016 and September 30, 2015 the Company sold approximately $0 and $116,000, respectively to SLE, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for the six months ended September 30, 2016 and September 30, 2015 was NA and 16.0%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

During the three months ended September 30, 2016 and September 30, 2015 the Company sold $1,001,001 and $1,171,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended September 30, 2016 and September 30, 2015 was 22.9% and 21.4%, respectively. During the six months ended September 30, 2016 and September 30, 2015 the Company sold $1,194,001 and $1,171,000, respectively to Winglight at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the six months ended September 30, 2016 and September 30, 2015 was 21.7% and 21.4%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

During the three months ended September 30, 2016 and September 30, 2015 the Company sold approximately $195,000 and $331,000, respectively of product to Cosmo from its California warehouse facility. During the six months ended September 30, 2016 and September 30, 2015 the Company sold approximately $318,000 and $445,000, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

The Company purchased services from Starlight R&D, Ltd, (“SLRD”) a related party. The purchases from SLRD for the three months ended September 30, 2016 and 2015 were approximately $9,600 and $587,000, respectively. The purchases from SLRD for the six months ended September 30, 2016 and 2015 were approximately $23,400 and $620,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

The Company purchased products from SLE. The purchases from SLE for the three month periods ended September 30, 2016 and 2015 were $287,000 and $2,810,000, respectively. The purchases from SLE for the six month periods ended September 30, 2016 and 2015 were $998,000 and $2,810,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of income.

The Company purchased services from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three month periods ended September 30, 2016 and 2015 were approximately $46,000 and $73,000, respectively. The purchases from SCE for the six month periods ended September 30, 2016 and 2015 were approximately $98,000 and $155,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

Effective April 1, 2016, SMC-L renewed the service and logistics agreement with Starlight R&D, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight R&D, Cosmo and SLE’s domestic sales from April 1, 2016 and expiring on March 31, 2017. For these services, Starlight R&D, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended September 30, 2016, the Company received $22,500. For the six months ended September 30, 2016, the Company received $41,100. This amount was included as a component of general and administrative expenses in the accompanying condensed consolidated statement of income.

Effective April 1 2015, SMC-L entered into a service and logistics agreement with SCE, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Shihua affiliated companies SCE, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three and six months ended September 30, 2015, the Company received approximately $27,000 and $47,000, respectively. This agreement expired on March 31, 2016. This amount was included as a component of general and administrative expenses in the accompanying condensed consolidated statement of income.

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

Changes in the Company’s warranty provision are presented in the following table:

	Three Months Ended		Six Months Ended
	September 30,2016	September 30,2015	September 30,2016	September 30, 2015
Estimated warranty provision at beginning of period	$193,263	$153,074	$292,500	$197,873
Costs accrued for future estimated returns	765,157	550,673	874,402	637,907
Returns received	(98,548)	(76,216)	(307,030)	(208,249)

Estimated warranty provision at end of period	$859,872	$627,531	$859,872	$627,531

NOTE 12- SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

On August 10, 2016, the Company issued 41,668 shares of its common stock to our Board of Directors at $0.24 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2016.

STOCK OPTIONS

On August 10, 2016, the Company granted 100,000 stock options to the Vice President of Sales and Marketing with an exercise price of $0.32 per share with a one year vesting period pursuant to a sales incentive program for the fiscal year ended March 31, 2016.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

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

●	For the three and six months ended September 30, 2016: expected dividend yield 0%, risk-free interest rate of 0.55%, volatility 145.0% and expected term of three years.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three month periods ended September 30, 2016 and 2015 totaled $12,362 and $11,634, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the six month periods ended September 30, 2016 and 2015 totaled $22,229 and $20,893, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 14 – CONCENTRATION OF SALES RISK

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. Revenues derived from the Company’s five largest customers for the three months ended September 30, 2016 and 2015 were approximately 88% and 84% respectively, of total net revenues. Revenues derived from the Company’s top five customers for the six months ended September 30, 2016 and 2015 were approximately 86% and 69% of total net revenues, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of income as a percentage of net sales for the three months and six months ended September 30, 2016 and 2015:

	For Three Months Ended		For Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	76.9%	76.5%	76.8%	76.3%

Gross Profit	23.1%	23.5%	23.2%	23.7%

Operating Expenses
Selling expenses	7.9%	8.7%	8.0%	9.3%
General and administrative expenses	5.2%	5.7%	8.2%	9.4%
Depreciation	0.2%	0.2%	0.3%	0.3%

Total Operating Expenses	13.3%	14.6%	16.5%	19.0%

Income from Operations	9.8%	8.9%	6.7%	4.7%

Other Expenses
Interest expense	-0.2%	-0.5%	-0.3%	-0.6%
Financing costs	-0.1%	-0.1%	-0.1%	-0.2%

Total Other Expenses	-0.3%	-0.6%	-0.4%	-0.8%

Income before income tax provision	9.5%	8.3%	6.3%	3.9%

Income tax provision	-3.1%	-3.2%	-2.1%	-1.5%

Net Income	6.4%	5.1%	4.2%	2.4%

QUARTER ENDED SEPTEMBER 30, 2016 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2015

NET SALES

Net sales for the quarter ended September 30, 2016 increased to $28,129,051 from $21,060,584 an increase of approximately $7,068,000 as compared to the same period ended September 30, 2015. Part of this increase was due to a shipment made to a major customer of approximately $3,800,000 for Black Friday promotional goods not included in the quarter ended September 30, 2015. There was an increase of approximately $1,425,000 in sales to one major customer whose internet sales continues to follow continued growth in on-line shopping. There was an increase of approximately $474,000 in international sales with continued penetration in the United Kingdom market. The remaining increase of approximately $1,369,000 is due primarily to accelerated customer purchasing during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2016 increased to $6,502,632 from $4,950,641 an increase of approximately $1,552,000 as compared to the same period in the prior year. This increase is primarily due to revenue growth.

Gross profit margin for the three month period ended September 30, 2016 was 23.1% compared to 23.5% for the three month period ended September 30, 2015, a decrease of .4%. The mix of products sold including shipments of lower margin promotional products for one major customer was the primary reason for the decrease in gross profit margin.

OPERATING EXPENSES

For the quarter ended September 30, 2016, total operating expenses increased to $3,738,149. This represents an increase of approximately $667,000 from the same period’s quarter ended total operating expenses of $3,070,823. This increase was primarily due to an increase of approximately $396,000 in variable selling expenses including commissions and co-op advertising programs granted to major retail customers, and an increase in general and administrative expenses of approximately $265,000 with the remaining variance due to an increase in depreciation expense.

Selling expenses increased approximately $396,000 for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Due to the increase in net sales for the quarter ended September 30, 2016 advertising co-op allowance for major retail customers increased approximately $362,000 accounting for 91% of the increase with the remaining variance of approximately $34,000 due to variable selling expenses such as freight and commissions which increased commensurate with the increase in net sales.

General and administrative expenses increased approximately $265,000 for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. There was a $75,000 increase in payroll expenses due to increased sales bonus accruals and new hires. There was an increase of approximately $48,000 in related party service charges due to increase of services provided by our parent company. There was an increase in warehouse supplies and seasonal temporary labor associated with the increase in net sales of approximately $46,000. The remaining increase was primarily due to other variable administrative expenses including an increase in estimated uncollectible reserves.

INCOME FROM OPERATIONS

Income from operations increased approximately $885,000 this quarter, to $2,764,483 for the three months ended September 30, 2016 compared to income from operations of $1,879,818 for the same period ended September 30, 2015. The increase in sales and gross profit margin offset by the increase in operating expenses as explained above for the three months ended September 30, 2016 compared to the same period ended September 30, 2015 accounted for most of the variance.

OTHER EXPENSES

Other expenses decreased to $85,558 from $121,326 for the same period a year ago. The decrease was primarily due to a decrease in interest expense of approximately $36,000 as improved cash position allowed the company to borrow less on the Revolving Credit Facility during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.

INCOME TAXES

For the three months ended September 30, 2016 and September 30, 2015 the Company recognized an income tax provision of approximately $868,000 and $687,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 32% and 39%, respectively.

NET INCOME

For the three months ended September 30, 2016 net income increased to $1,810,476 compared to net income of $1,071,473 for the same period a year ago. The increase in net income was the same as explained in income from operations.

SIX MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2015

NET SALES

Net sales for the six months ended September 30, 2016 increased to $32,988,443 from $24,527,458, an increase of approximately $8,461,000 as compared to the same period ended September 30, 2015. Part of this increase was due to a shipment made to a major customer of approximately $5,488,000 for Black Friday promotional goods not included during the six months ended September 30, 2015. There was an increase of approximately $1,459,000 in sales to one major customer whose internet sales continues to follow continued growth in on-line shopping. There was an increase of approximately $379,000 in international sales with continued penetration in the United Kingdom market. The remaining increase of approximately $1,135,000 is due primarily to accelerated customer purchasing during the six months ended September 30, 2016 compared to the quarter ended September 30, 2015.

GROSS PROFIT

Gross profit for the six months ended September 30, 2016 increased to $7,646,315 from $5,809,062, an increase of approximately $1,837,000 as compared to the same period in the prior year. This increase is primarily due to revenue growth.

Gross profit margin for the six month period ended September 30, 2016 was 23.2% compared to 23.7% for the six month period ended September 30, 2015, a decrease of .5%. The mix of products sold including shipments of lower margin promotional products for one major customer was the primary reason for the decrease in gross profit margin.

OPERATING EXPENSES

For the six months ended September 30, 2016, total operating expenses increased to $5,453,673 from $4,667,864 for the six months ended September 30, 2015, an increase of approximately $786,000. This increase was primarily due an increase of approximately $363,000 in variable selling expenses including freight, commissions and co-op advertising programs granted to major retail customers, and an increase general and administrative of approximately $410,000 with the remaining increase of approximately $13,000 due to an increase in depreciation expense.

Selling expenses increased approximately $363,000 for the six months ended September 30, 2016 compared to the six months ended September 30, 2015. Due to the increase in net sales for the quarter ended September 30, 2016 advertising co-op allowance for major retail customers increased approximately $340,000 accounting for 94% of the increase with the remaining variance of approximately $23,000 due to variable selling expenses such as freight and commissions which increased commensurate with the increase in net sales.

General and administrative expenses increased approximately $410,000 for the six months ended September 30, 2016 compared to the quarter ended September 30, 2015. There was a $123,000 increase in payroll expenses due to increased sales bonus accruals and new hires. There was an increase of approximately $118,000 in related party service charges due to increase of services provided by our parent company. There was an increase in warehouse supplies and seasonal temporary labor associated with the increase in net sales of approximately $109,000. The remaining increase was primarily due to other variable administrative expenses including an increase in estimated uncollectible reserves.

INCOME FROM OPERATONS

Income from operations increased approximately $1,051,000 to income from operations of $2,192,642 for the six months ended September 30, 2015 compared to income from operations of $1,141,198 for the same period ended September 30, 2015. The increase in sales and gross profit margin was somewhat offset by the increase in operating expenses as explained above for the six months ended September 30, 2016 compared to the same period ended September 30, 2015 accounted for most of the variance.

OTHER EXPENSES

Our other expenses decreased to $120,104 from $189,957 for the same period a year ago. The decrease was primarily due to a decrease in interest expense of approximately $70,000 as improved cash position allowed the company to borrow less on the Revolving Credit Facility during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.

INCOME TAXES

For the six months ended September 30, 2016 and September 30, 2015 the Company recognized an income tax provision of approximately $699,000 and $375,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 32% and 39%, respectively.

NET INCOME

For the six months ended September 30, 2016 net income increased to $1,373,403 compared to net income of $576,547 for the same period a year ago. The increase in net income was the same as explained in income from operations and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, Singing Machine had cash on hand of $948,506 as compared to cash on hand of $445,312 on September 30, 2015. We had working capital of $4,900,751 as of September 30, 2016.

Net cash used in operating activities was $8,971,706 for the six months ended September 30, 2016, as compared to $8,081,061 used in operating activities during the same period a year ago. During the six month period ended September 30, 2016 the Company experienced an increase in inventory of approximately $5,000,000 primarily due to inventory requirements for the upcoming holiday season. Accounts receivable also increased by approximately $17,000,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2016. These uses of operating cash were offset by operating activities that provided cash including net income of approximately $1,400,000, an increase in accounts payable (primarily inventory vendors) of approximately $9,400,000, an increase in accrued expenses of approximately $1,300,000 and a seasonal increase in warranty provisions of approximately $600,000 which were all commensurate with the increase in seasonal sales. These activities accounted for approximately 97% of the cash used in operations with the remaining 3% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was $8,081,061 for the six months ended September 30, 2015. During the six month period ending September 30, 2015 the Company experienced an increase in inventory of approximately $2,200,000 primarily due to inventory requirements for the upcoming holiday season. Accounts receivable also increased by approximately $15,500,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2015. These uses of operating cash were offset by operating activities that provided cash including net income of approximately $600,000, an increase in accounts payable (primarily inventory vendors) of approximately $6,500,000, an increase in related party debt (primarily for goods manufactured by related parties) of approximately $700,000, an increase in accrued expenses of approximately $1,200,000 and a seasonal increase in warranty provisions of approximately $400,000 which were all commensurate with the increase in seasonal sales. These activities accounted for approximately 97% of the cash used in operations with the remaining 3% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the six months ended September 30, 2016 was $76,428 as compared to $129,517 used by investing activities for the same period ended a year ago. The decrease in investment activity was due to decreased investment in tooling and molds for new products as compared to the same period in the prior year.

Net cash provided by financing activities was $7,880,150 for the six months ended September 30, 2016, as compared to net cash provided by financing activities of $8,539,604 for the same period ended a year ago. During the six month period ended September 30, 2016, the Company borrowed approximately $8,100,000 from the Revolving Credit Facility with PNC Bank which provided most of the working capital for operations during the period. This was offset by principal payments of approximately $200,000 on the Ram Light Management, Ltd. note payable. During the six month period ended September 30, 2015, the Company borrowed approximately $8,700,000 from the Revolving Credit Facility with PNC Bank for working capital. This was offset by the payment of deferred financing costs of approximately $100,000 on the Ram Light Management, Ltd. note payable.

As of September 30, 2016, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations. The Revolving Credit Facility expires in July 2017. Management plans to either extend the current Revolving Credit Facility or negotiate a new credit facility on or before the expiration of the current agreement. If we are unable to extend or negotiate a new agreement, it may have a material adverse effect on our ability to meet our financial obligations.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 14, 2016	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

