Form 10-Q
period 2016-12-31
SINGING MACHINE CO INC
filed 2017-02-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	38,259,303 as of February 14, 2017

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANACIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$403,729	$2,116,490
Accounts receivable, net of allowances of $216,997 and $51,179, respectively	9,783,196	1,381,789
Due from PNC Bank	-	184,392
Accounts receivable related party - Cosmo Communications Canada, Ltd	55,849	19,077
Accounts receivable related party - Winglight Pacific, Ltd	130,505	-
Accounts receivable related party - other	-	7,075
Inventories, net	5,370,784	3,690,975
Prepaid expenses and other current assets	107,316	115,601
Deferred financing costs	40,125	74,077
Total Current Assets	15,891,504	7,589,476

Property and equipment, net	414,223	430,602
Other non-current assets	11,505	11,394
Deferred financing costs, net of current portion	-	21,606
Deferred tax asset	1,104,887	2,408,531
Total Assets	$17,422,119	$10,461,609

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,490,939	$722,213
Note payable related party - Ram Light Management, Ltd.	173,955	696,612
Due to related party - Ram Light Management, Ltd	-	400,000
Accrued expenses	2,066,644	650,115
Revolving line of credit	2,274,291	-
Capital lease	-	1,078
Obligations to customers for returns and allowances	3,825	121,092
Warranty provisions	1,075,927	292,500
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	-
Total Current Liabilities	9,010,012	2,883,610

Subordinated related party debt - Starlight Marketing Development, Ltd.	-	1,924,431
Total Liabilities	9,010,012	4,808,041

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,259,303 and 38,161,635 shares issued and outstanding, respectively	382,593	381,816
Additional paid-in capital	19,403,740	19,337,939
Subscriptions receivable	-	(6,400)
Accumulated deficit	(11,374,226)	(14,059,787)
Total Shareholders' Equity	8,412,107	5,653,568
Total Liabilities and Shareholders' Equity	$17,422,119	$10,461,609

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Net Sales	$16,319,804	$20,667,069	$49,308,247	$45,194,527

Cost of Goods Sold	11,283,550	15,066,443	36,625,678	33,784,839

Gross Profit	5,036,254	5,600,626	12,682,569	11,409,688

Operating Expenses
Selling expenses	1,610,430	1,936,715	4,262,531	4,225,677
General and administrative expenses	1,319,871	1,431,993	4,033,853	3,736,230
Depreciation	39,217	47,497	126,807	122,162
Total Operating Expenses	2,969,518	3,416,205	8,423,191	8,084,069

Income from Operations	2,066,736	2,184,421	4,259,378	3,325,619

Other Expenses
Interest expense	(102,276)	(91,847)	(185,341)	(244,765)
Financing costs	(18,519)	(18,519)	(55,558)	(55,558)
Total Other Expenses	(120,795)	(110,366)	(240,899)	(300,323)

Income Before Income Tax Provision	1,945,941	2,074,055	4,018,479	3,025,296

Income Tax Provision	(633,783)	(67,142)	(1,332,918)	(441,836)

Net Income	$1,312,158	$2,006,913	$2,685,561	$2,583,460

Income per Common Share
Basic	$0.03	$0.05	$0.07	$0.07
Diluted	$0.03	$0.05	$0.07	$0.07

Weighted Average Common and Common Equivalent Shares:
Basic	38,244,825	38,161,635	38,210,502	38,140,458
Diluted	39,164,627	38,686,019	39,130,305	38,638,925

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net Income	$2,685,561	$2,583,460
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	126,807	122,162
Amortization of deferred financing costs	55,558	55,558
Change in inventory reserve	171,711	139,000
Change in allowance for bad debts	165,818	(27,219)
Stock based compensation	54,698	14,885
Change in net deferred tax asset	1,303,644	441,836
Changes in operating assets and liabilities:
Increase) decrease in:
Accounts receivable	(8,567,225)	(8,805,401)
Due from PNC Bank	184,392	-
Accounts receivable - related parties	(160,202)	(636,131)
Inventories	(1,851,520)	3,231,011
Prepaid expenses and other current assets	8,285	(59,439)
Other non-current assets	(111)	-
Increase (decrease) in:
Accounts payable	768,726	(621,982)
Due to related parties	(400,000)	129,782
Accrued expenses	1,416,529	1,567,766
Obligations to clients for returns and allowances	(117,267)	(392,728)
Warranty provisions	783,427	863,981
Net cash used in operating activities	(3,371,169)	(1,393,459)
Cash flows from investing activities:
Purchase of property and equipment	(110,428)	(142,116)
Net cash used in investing activities	(110,428)	(142,116)
Cash flows from financing activities:
Net proceeds from revolving line of credit	2,274,291	1,928,556
Proceeds from subscription receivable	6,400	-
Proceeds from exercise of stock options	11,880	-
Payments on note payable related party - Ram Light Management, Ltd.	(522,657)	(266,909)
Payments on capital lease	(1,078)	(9,418)
Net cash provided by financing activities	1,768,836	1,652,229
Net change in cash	(1,712,761)	116,654

Cash at beginning of period	2,116,490	116,286
Cash at end of period	$403,729	$232,940

Supplemental disclosures of cash flow information:
Cash paid for interest	$185,341	$218,733

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2016

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended December 31, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at December 31, 2016 and March 31, 2016 are $268,999 and $21,256, respectively.

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

December 31, 2016

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

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended December 31, 2016 and 2015 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2016 and 2015, the stock option expense was $17,685 and $2,692, respectively. For the nine months ended December 31, 2016 and 2015, the stock option expense was $44,698 and $7,384, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 10% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended December 31, 2016 and 2015 was $795,096 and $1,102,872, respectively. Advertising expense for the nine months ended December 31, 2016 and 2015 was $2,561,936 and $2,619,706, respectively. As of December 31, 2016 and March 31, 2016, there was an accrual for cooperative advertising allowances of $1,113,795 and $93,222, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2016

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended December 31, 2016 and 2015, these amounts totaled $33,074 and $74,130, respectively. For the nine months ended December 31, 2016 and 2015, these amounts totaled $102,467 and $175,419, respectively.

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

As of December 31, 2016 and March 31, 2016, The Singing Machine had gross deferred tax assets of approximately $1.1 million and $2.4 million, respectively. The Company recorded an income tax provision of approximately $634,000 and $67,000 for the three months ended December 31, 2016 and 2015, respectively. The Company recorded an income tax provision of approximately $1,333,000 and $442,000 for the nine months ended December 31, 2016 and 2015, respectively.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2016, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of December 31, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2014 through subsequent years.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is presented as the exercise of stock options would have a dilutive effect. As December 31, 2016 and 2015 total potential dilutive shares amounted to approximately 920,000 and 498,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and nine months ended December 31, 2016 and 2015.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2016

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle a company must apply the following steps in determining revenue recognition:

●	Identify the contract(s) with a customer
●	Identify the performance obligations in the contract.
●	Determine the transaction price.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are now effective for annual reporting periods beginning April 1, 2018 including interim periods within that reporting period with early application allowed beginning with reporting periods beginning April 1, 2017. Management plans to adopt ASU 2014-09 using the full retrospective method of implementation. Management has assessed the effect of implementing ASU 2014-09 to determine the effect on the Company’s financial statements. After examining the Company’s performance obligations in its contracts, most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (between 6 and 9 months) after goods have been shipped. Currently, the Company recognizes a liability for the estimated net amount of sales less related cost of goods sold of expected returned goods at the time of sale. The liability for defective goods is included in warranty provisions on the condensed consolidated balance sheets. The implementation of ASU 2014-09 will require that the cost of the estimated returned goods be reflected in inventory and the amount of estimated sales to be credited to the customer be recognized in liabilities on the condensed consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance in ASU 2015-11 is effective for fiscal years and interim periods within those fiscal years beginning after April 1, 2017. The new guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. After analyzing the Company’s current practices of measuring inventory and comparing those practices to the requirements of ASU 2015-11, management does not believe that the implementation of ASU 2015-11 will have any material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right- of use asset and a lease liability on its Balance Sheet regardless of whether a lease is identified as financial lease or an operating lease. If the lease is identified as a financial lease, then the lessee must recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. If the lease is identified as and operating lease then the lessee must recognize a single lease cost in the statement of income, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Both quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning April 1, 2019; including interim periods within those fiscal years, with early adoption permitted. Management has assessed the effect of implementing ASU 2016-02 to determine the effect on the Company’s financial statements. The Company has several operating leases of which two are long-term real estate agreements that are subject to the requirements of ASU 2016-02 which will have a significant impact on the Company’s consolidated financial statements and will require recognition of a right-to-use asset and the recognition of interest on lease liabilities separate from the amortization of the right-to-use asset.

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s revolving credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the revolving credit facility from time to time (See Note 7 – LINE OF CREDIT). As of December 31, 2016 and March 31, 2016, PNC Bank owed the Company $0 and $184,392, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the revolving credit facility.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2016

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	December 31, 2016	March 31, 2016

Finished Goods	$6,246,747	$4,450,975
Inventory in Transit	55,747	-
Inventory Reserve	(931,710)	(760,000)

Inventories, net	$5,370,784	$3,690,975

NOTE 5 - PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows:

	USEFUL LIFE	December 31, 2016	March 31, 2016

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	7 years	4,312	4,312
Warehouse equipment	7 years	238,470	224,106
Molds and tooling	3-5 years	2,589,014	2,492,950
		3,117,446	3,007,018
Accumulated depreciation		2,703,223	2,576,416
Property and equipment, net		$414,223	$430,602

Depreciation expense for the three months ended December 31, 2016 and December 31, 2015 was $39,217 and 47,497, respectively.

Depreciation expense for the nine months ended December 31, 2016 and December 31, 2015 was $126,807 and $122,162, respectively.

NOTE 6 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to “obligations to customers for returns and allowances” in current liabilities on the condensed consolidated balance sheets. Client requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of December 31, 2016 and March 31, 2016, obligations to customers for returns and allowances reclassified from accounts receivable were $3,825 and $121,092, respectively.

NOTE 7 – LINE OF CREDIT

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) that replaced an existing line of credit agreement. The Revolving Credit Facility has a three-year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

●	Up to 85% of the company’s eligible domestic and Canadian accounts receivable aged less than 60 days past due (not to exceed 90 days from invoice date, cross aged based on 50% or more past due with certain specific accounts qualifying for up to 120 days from invoice date not to exceed 30 days from the due date; plus
●	Up to the lesser of (a) 50% of the cost of eligible inventory or (b) 75% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus
●	An all-time $500,000 block; minus
●	Applicable reserves including a dilution reserve equal to 125% of the Company’s advertising and return accrual reserves. Dilution reserve not to exceed availability generated from eligible accounts receivable.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2016

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

Interest on the Revolving Credit Facility is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated based on a 360-day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended December 31, 2016 and 2015, the Company incurred interest expense of $91,062 and $89,512, respectively on amounts borrowed against the Revolving Credit Facility. During the nine months ended December 31, 2016 and 2015, the Company incurred interest expense of $143,138 and $141,655, respectively on amounts borrowed against the Revolving Credit Facility. During the three months ended December 31, 2016 and 2015, the Company incurred an unused facility fee of $8,027 and $2,085, respectively on the unused portion of the Revolving Credit Facility. During the nine months ended December 31, 2016 and 2015, the Company incurred an unused facility fee of $23,291 and $16,359, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is secured by priority security interests in all the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and amortized over the term of the agreement. During the three months ended December 31, 2016 and 2015, the Company incurred amortization expense of $18,519. During the nine months ended December 31, 2016 and 2015, the Company incurred amortization expense of $55,558.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd. in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable which commenced on December 31, 2014. The scheduled principal and interest payments of $150,000 were only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. While the Company did meet the mandatory pay-down requirement, the Company did not meet the prior 30-day average excess availability requirement permitting the Company to make all scheduled payments on the note, and as a result, the first three scheduled payments due December 31, 2014, March 31, 2015 and June 30, 2015 were not made. As part of the Conditions to Installment Payment in the note, payments not made under this note that cannot be made because of the foregoing prohibition shall not be deemed an Event of Default and will not cumulate with the next payment that can be made, but rather will be payable on the maturity date together with any additional interest that has accrued thereon. The Company has made all payments as scheduled since June 30, 2015. In September 2016, the Revolving Credit Facility was modified which allowed the modification of the Ram Light Note such that the remaining amount due on the note is to be paid off in increments of $100,000 (inclusive of principal and interest) due at the end of each month which extended the maturity of the note to March 31, 2017. For the three months ended December 31, 2016 and 2015 the Company recognized interest expense on the Ram Light Note in the amount of $6,505 and $15,547 respectively. For the nine months ended December 31, 2016 and 2015 the Company recognized interest expense on the Ram Light Note in the amount of $27,343 and $50,375, respectively. As of December 31, 2016 and March 31, 2016, the company accrued interest expense on the Ram Light Note in the amount of $63,778. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

In November and December 2016, U.S. Customs and Border Protection (CBP) issued Notice of Seizure letters relating to three shipments of one of the Company’s products purchased from a Canadian distributor with a total value of approximately $193,000. The letter addressed 1,710 units of certain merchandise at the U.S. Port of Entry in Blaine, Washington, all of which are currently held at a bonded warehouse in Blaine, Washington. Management believes that this seizure is related to these particular shipments only and that once the Company provides proof that these goods comply with specific trademark licensing guidelines that the goods will be released without any further consequences to future purchases of inventory.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2016

OPERATING LEASES

The Company is committed to various operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau, PRC; expiring at varying dates. Rent expense for the three months ended December 31, 2016 and 2015 was $159,259 and $156,652, respectively. Rent expense for the nine months ended December 31, 2016 and 2015 was $479,696 and $466,837, respectively. The operating lease for the office facility in Fort Lauderdale, Florida expired on December 31, 2016. The original lease has been amended for an additional 78 months and includes expansion to adjacent office space of an additional approximately 2,500 square feet for a total of approximately 6,500 square feet to be occupied. The lease is scheduled to commence upon completion of tenant improvements and in the interim the company will continue to occupy the current space with rental payments on a month to month basis.

In addition, the Company maintains various warehouse equipment and computer equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2016 are as follows:

Operating Leases
For period ending December 31,
2017	$503,826
2018	514,406
2019	524,272
2020	349,514
$1,892,018

NOTE 9 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and nine months ended December 31, 2016 and 2015 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2016	2015	2016	2015

North America	$16,197,334	$20,473,762	$46,675,579	$42,899,881
Europe	122,470	88,053	2,612,097	1,825,473
Australia	-	-	-	145,140
South Africa	-	105,254	20,571	324,033
	$16,319,804	$20,667,069	$49,308,247	$45,194,527

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On December 31, 2016 and March 31, 2016, in the aggregate the Company had $186,354 and $26,152, respectively, due from related parties for goods and services sold to these companies.

On December 31, 2016 and March 31, 2016, the Company had $0 and $400,000 due to Ram Light Management, Ltd. for prior years’ purchases of karaoke hardware. Effective October 1, 2015 the amount due to Ram Light began bearing interest at 6% per annum. The Company did not pay any interest expense to Ram Light for the three months ended December 31, 2016 and 2015, respectively. The Company paid $4,000 and $0 in interest expense to Ram Light for the nine months ended December 31, 2016 and 2015, respectively.

NOTE PAYABLE

In connection with the Revolving Credit Facility agreement there was a conversion of past due trade payables to a note payable of $1,100,000 to Ram Light Management, Ltd. on July 15, 2014. As of December 31, 2016 and March 31, 2016, the principal amount due on the note was $173,955 and $696,612, respectively. The note bears interest at 6% per annum and the Company recognized interest expense in the amount of $6,505 and $15,547 for the three months ended December 31, 2016 and 2015, respectively. The Company recognized interest expense in the amount of $27,343 and $50,375 for the nine months ended December 31, 2016 and 2015, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2016

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. in the amount of $1,924,431. The debt cannot be repaid until after the expiration of the Revolving Credit Facility, therefore the subordinated related party debt is classified as a current liability on the accompanying condensed consolidated balance sheets as of December 31, 2016 and a long-term liability as of March 31, 2016.

TRADE

There were no sales to Starlight Electronics Company, Ltd. (“SLE”), a related party, during the three months ended December 31, 2016 and December 31, 2015. During the nine months ended December 31, 2016 and December 31, 2015 the Company sold approximately $0 and $116,000, respectively to SLE, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for the nine months ended December 31, 2016 and December 31, 2015 was NA and 16.0%, respectively. The product was drop shipped to Cosmo Communications of Canada (“Cosmo”), the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

During the three months ended December 31, 2016 and December 31, 2015 the Company sold approximately $236,000 and $368,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended December 31, 2016 and December 31, 2015 was 20.09% and 25.1%, respectively. During the nine months ended December 31, 2016 and December 31, 2015 the Company sold approximately $1,430,000 and $1,539,000, respectively to Winglight at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the nine months ended December 31, 2016 and December 31, 2015 was 21.4% and 22.4%, respectively. The product was drop shipped to Cosmo. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

During the three months ended December 31, and December 31, 2015 the Company sold approximately $55,000 and $516,000, respectively of product to Cosmo from its California warehouse facility. During the nine months ended December 31, 2016 and December 31, 2015 the Company sold approximately $373,000 and $961,000, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

The Company purchased services from Starlight R&D, Ltd, (“SLRD”) a related party. The purchases from SLRD for the three months ended December 31, 2016 and 2015 were approximately $7,000 and $59,000, respectively. The purchases from SLRD for the nine months ended December 31, 2016 and 2015 were approximately $30,000 and $679,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company purchased products from SLE. The purchases from SLE for the three months ended December 31, 2016 and 2015 were $0 and $1,396,000, respectively. The purchases from SLE for the nine months ended December 31, 2016 and 2015 were $998,000 and $4,206,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of income.

The Company purchased services from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three months ended December 31, 2016 and 2015 were approximately $38,000 and $151,000, respectively. The purchases from SCE for the nine months ended December 31, 2016 and 2015 were approximately $136,000 and $306,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

Effective April 1, 2016, SMC-L renewed the service and logistics agreement with Starlight R&D, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Starlight R&D, Cosmo and SLE’s domestic sales from April 1, 2016 and expiring on March 31, 2017. For these services, Starlight R&D, Cosmo and SLE have agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months ended December 31, 2016, the Company received approximately$12,000. For the nine months ended December 31, 2016, the Company received $53,000. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statement of income.

Effective April 1 2015, SMC-L entered into a service and logistics agreement with SCE, Cosmo and SLE, to provide logistics, fulfillment, and warehousing services for Shihua affiliated companies SCE, Cosmo and SLE’s domestic sales. For these services, Starlight USA, Cosmo and SLE agreed to reimburse the Company for actual warehouse space occupied by these companies at $0.096 per cubic foot and for logistics services performed based on an agreed to fee schedule specified in the agreement. For the three months and nine months ended December 31, 2015, the Company received approximately $36,000 and $83,000, respectively. This agreement expired on March 31, 2016. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statement of income.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2016

NOTE 11 – WARRANTY PROVISIONS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis. Customers are either allowed to return defective goods within a specified period after shipment (between 6 and 9 months) or granted a “defective allowance” consisting of a fixed percentage (between 1% and 5%) off the invoice price in lieu of returning defective products. The Company records liabilities for its return goods programs and defective goods allowance program at the time of sale for the estimated costs that may be incurred. The liability for defective goods is included in warranty provisions on the condensed consolidated balance sheets.

Changes in the Company’s warranty provision are presented in the following table:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Estimated warranty provision at beginning of period	$859,872	$627,531	$292,500	$197,873
Costs accrued for future estimated returns	456,969	562,398	1,263,733	1,200,305
Returns received	(240,914)	(128,075)	(480,306)	(336,324)

Estimated warranty provision at end of period	$1,075,927	$1,061,854	$1,075,927	$1,061,854

NOTE 12- SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

On November 6, 2016, the Company issued 36,000 shares of its common stock to two employees who exercised stock options at an exercise price of $.33 per share.

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

●	For the three and nine months ended December 31, 2016: expected dividend yield 0%, risk-free interest rate of 0.55%, volatility 145.0% and expected term of three years.

A summary of stock option activity for the nine months ended December 31, 2016 is summarized below.

	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,972,000	$0.19
Granted	100,000	0.32
Exercised	(36,000)	0.33
Forfeited	(6,000)	0.33
Balance at end of period	2,030,000	$0.19

Options Exercisable at end of period	1,785,000	$0.18

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended December 31, 2016 and 2015 totaled $11,550 and $10,677, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the nine months ended December 31, 2016 and 2015 totaled $33,779 and $31,570, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 14 – CONCENTRATION OF SALES RISK

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. Revenues derived from the Company’s five largest customers for the three months ended December 31, 2016 and 2015 were approximately 92% and 81% respectively, of total net revenues. Revenues derived from the Company’s top five customers for the nine months ended December 31, 2016 and 2015 were approximately 84% and 61% of total net revenues, respectively.

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

Our products are sold throughout North America, Europe and South Africa primarily through major mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of income as a percentage of net sales for the three months and nine months ended December 31, 2016 and 2015:

 CONDENSED CONSOLIDATED INCOME STATEMENTS

	For Three Months Ended		For Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	69.1%	72.9%	74.3%	74.8%

Gross Profit	30.9%	27.1%	25.7%	25.2%

Operating Expenses
Selling expenses	9.9%	9.4%	8.6%	9.3%
General and administrative expenses	8.1%	6.9%	8.2%	8.3%
Depreciation	0.2%	0.2%	0.3%	0.3%

Total Operating Expenses	18.2%	16.5%	17.1%	17.9%

Income from Operations	12.7%	10.6%	8.7%	7.3%

Other Expenses
Interest expense	-0.6%	-0.5%	-0.4%	-0.5%
Financing costs	-0.1%	-0.1%	-0.1%	-0.1%

Total Other Expenses	-0.7%	-0.6%	-0.5%	-0.6%

Income before income tax provision	11.9%	10.0%	8.1%	6.7%

Income tax provision	-3.9%	-0.3%	-2.7%	-1.0%

Net Income	8.0%	9.7%	5.4%	5.7%

QUARTER ENDED DECEMBER 31, 2016 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2015

NET SALES

Net sales for the quarter ended December 31, 2016 decreased to $16,319,804 from $20,667,069 a decrease of approximately $4,347,000 as compared to the same period ended December 31, 2015. Approximately $2,800,000 of the decrease was due to the timing of increased customer shipments from the prior quarter ended September 30, 2016 which accounted for approximately 64% of the decrease. The remaining decrease was primarily due to a decrease in seasonal business from one major retailer that experienced decreased product sales due to a change in location of karaoke products within the customer’s stores.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2016 decreased to $5,036,254 from $5,600,626 a decrease of approximately $564,000 as compared to the same period in the prior year. There was a decrease in gross profit of approximately $1,178,000 commensurate with the decrease in net sales. This was offset by approximately $614,000 increase in gross profit margin primarily due to cost reductions from suppliers on several established karaoke models and better margin on the series of new products that utilize digital download technology.

Gross profit margin for the three months ended December 31, 2016 was 30.9% compared to 27.1% for the three months ended December 31, 2015, an increase of 3.8%. The primary reason for the increase in gross profit margin was due to cost reductions from suppliers on several established karaoke models and better margin on the series of new products that utilize digital download technology.

OPERATING EXPENSES

For the quarter ended December 31, 2016, total operating expenses decreased to $2,969,518. This represents a decrease of approximately $447,000 from quarter ended December 31, 2015 total operating expenses of $3,416,205. This decrease was primarily due to a decrease of approximately $326,000 in variable selling expenses including commissions and co-op advertising programs granted to major retail customers, and a decrease in general and administrative expenses of approximately $112,000 with the remaining variance due to a decrease in depreciation expense.

Selling expenses decreased approximately $326,000 for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015. Due to the decrease in net sales for the quarter ended December 31, 2016 advertising co-op allowance for major retail customers decreased approximately $242,000 accounting for 74%, of the total decrease, lower commissions of approximately $69,000 accounted for approximately 21% of the decrease, with the remaining variance of approximately $15,000 was primarily due to a reduction in other selling expenses including freight and discretionary marketing expenses.

General and administrative expenses decreased approximately $112,000 for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015. There was a decrease of approximately $41,000 in product development due to a reduction in one-time costs associated with development of new products. There was a decrease of approximately $29,000 in bank charges primarily due to a decrease in bank audits from four times per year to two. The remaining decrease was primarily due to other variable administrative expenses including a decrease in estimated reserves for uncollectible accounts receivable.

INCOME FROM OPERATIONS

Income from operations decreased approximately $118,000 this quarter, to $2,066,736 for the three months ended December 31, 2016 compared to income from operations of $2,184,421 for the same period ended December 31, 2015. The decrease in gross profit was offset by the decrease in operating expenses as explained above for the three months ended December 31, 2016 compared to the same period ended December 31, 2015 and accounted for most of the variance.

OTHER EXPENSES

Other expenses increased to $120,795 from $110,366 for the same period a year ago. The increase was primarily due to an increase in interest expense of approximately $10,000 reflecting an interest rate from the increase of the prime rate and slight increase in the amount borrowed from the Revolving Credit Facility during the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

INCOME TAXES

For the three months ended December 31, 2016 the Company recognized an income tax provision of approximately $634,000 due to management’s best estimate of the Company’s full year effective tax rate of approximately 32%. For the three months ended December 31, 2015 the Company had an income tax provision of approximately $775,000 which was offset by the reversal of the remaining valuation allowance against the Company’s deferred tax asset of approximately $708,000 yielding a net income tax provision of approximately $67,000.

NET INCOME

For the three months ended December 31, 2016 net income decreased to $1,312,158 compared to net income of $2,006,913 for the same period a year ago. The decrease in net income was primarily due to a variance in income taxes of approximately $567,000 due to the reversal of the remaining valuation allowance against the Company’s deferred tax asset of approximately $708,000 during the quarter ended December 31, 2015. It was also partly due to the reduction in income from operations as explained above.

NINE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2015

NET SALES

Net sales for the nine months ended December 31, 2016 increased to $49,308,247 from $45,194,527 an increase of approximately $4,113,000 (or 9.1%) as compared to the same period ended December 31, 2015. Most of this increase was due to a shipment made to a major customer of approximately $5,488,000 for Black Friday promotional goods. There was an increase of approximately $875,000 in international sales with continued penetration in the United Kingdom market. These increases were offset by a decrease in seasonal business of approximately$1,568,000 from one major retailer that experienced decreased product sales due to an unfavorable change in placement of karaoke products within the customer’s stores with the remaining decreaseof approximately $682,000 primarily due to a decrease in sales to the Company’s Canadian Australian and South African distributors.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2016 increased to $12,682,569 from $11,409,688, an increase of approximately $1,273,000 as compared to the same period in the prior year. This increase was primarily due to growth in net sales which accounted for approximately $1,036,000 or 81% of the increase with the remaining $237,000 primarily due to gross profit margin increase as explained below.

Gross profit margin for the nine months ended December 31, 2016 was 25.7% compared to 25.2% for the nine months ended December 31, 2015, an increase of 0.5%. The increase in gross profit margin was primarily due to product cost reductions in several existing models and increased gross profit margin on the Company’s new digital download series of products.

OPERATING EXPENSES

For the nine months ended December 31, 2016, total operating expenses increased to $8,423,191 from $8,084,069 for the nine months ended December 31, 2015, an increase of approximately $339,000. This increase was primarily due an increase of approximately $37,000 in variable selling expenses commissions and co-op advertising programs granted to major retail customers, and an increase general and administrative of approximately $298,000 with the remaining increase of approximately $4,000 due to an increase in depreciation expense.

General and administrative expenses increased approximately $298,000 for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. There was a $150,000 increase in payroll expenses due to increased sales bonus accruals and new hires. There was an increase of approximately $148,000 in related party service charges due to increase of services provided by our parent company.

INCOME FROM OPERATONS

Income from operations increased approximately $934,000 to income from operations of $4,259,378 for the nine months ended December 31, 2016 compared to income from operations of $3,325,619 for the same period ended December 31, 2015. The increase in sales and gross profit margin was somewhat offset by the increase in operating expenses as explained above for the nine months ended December 31, 2016 compared to the same period ended December 31, 2015 which accounted for most of the variance.

OTHER EXPENSES

Our other expenses decreased to $240,899 from $300,323 for the same period a year ago. The decrease was primarily due to a decrease in interest expense of approximately $59,000 as improved cash position allowed the company to borrow less on the Revolving Credit Facility during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015.

INCOME TAXES

For the nine months ended December 31, 2016 the Company recognized an income tax provision of approximately $1,333,000 due to management’s best estimate of the Company’s full year effective tax rate of approximately 32%. For the nine months ended December 31, 2015 the Company had an income tax provision of approximately $1,150,000 which was offset by the reversal of the remaining valuation allowance against the Company’s deferred tax asset of approximately $708,000 yielding a net income tax provision of approximately $442,000.

NET INCOME

For the nine months ended December 31, 2016 net income increased to $2,685,561 compared to net income of $2,583,460 for the same period a year ago. The increase in net income was the same as explained in income from operations and other expenses and the reversal of the remaining valuation allowance against the Company’s deferred tax asset of approximately $708,000 during the quarter ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, Singing Machine had cash on hand of $403,729 as compared to cash on hand of $232,940 on December 31, 2015. We had working capital of $6,881,492 as of December 31, 2016.

Net cash used in operating activities was $3,371,169 for the nine months ended December 31, 2016, as compared to $1,393,459 used in operating activities during the same period a year ago. During the nine months ended December 31, 2016 the Company experienced an increase in inventory of approximately $1,900,000 primarily due to excess stock in one of the new products and decrease in sales to one major vendor. Accounts receivable also increased by approximately $8,600,000 due primarily to seasonal increases in customer shipments during the third quarter ended December 31. These uses of operating cash were offset by operating activities that provided cash including net income of approximately $2,700,000, an increase in accounts payable (primarily inventory vendors) of approximately $800,000, an increase in accrued expenses of approximately $1,400,000 and a seasonal increase in warranty provisions of approximately $800,000 which were all commensurate with the increase in seasonal sales. There was also a decrease in the deferred tax asset of approximately $1,300,000. These activities accounted for approximately 92% of the cash used in operations with the remaining 8% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was $1,393,459 for the nine months ended December 31, 2015. Accounts receivable increased by approximately $8,805,000 due primarily to seasonal increases in customer shipments during the third quarter ended December 31, 2015. There was an increase in accounts receivable from related parties of approximately $636,000 as the Company incurred seasonal increases in product sales to related companies. These uses of cash were offset by the Company’s net income of approximately $2,583,000 during the nine months ended December 31, 2015. In addition, the Company experienced a decrease in inventory of approximately $3,231,000 due to the shipment of excess goods from the previous fiscal year due to resolution Port of Los Angeles slow–down issues experienced in fiscal 2014. There was an increase in accrued expenses of approximately $1,568,000 primarily due to increased seasonal accruals for advertising allowance not yet deducted by customers and anticipated future sales returns. There was an increase in amounts due to related parties of approximately $130,000 due to an increase in seasonal product purchases from related parties. These changes account for approximately 93% of the cash used in operations with the remaining 7% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the nine months ended December 31, 2016 was $110,428 as compared to $142,116 used by investing activities for the same period ended a year ago. The decrease in investment activity was due to decreased investment in tooling and molds for new products as compared to the same period in the prior year.

Net cash provided by financing activities was $1,768,836 for the nine months ended December 31, 2016, as compared to net cash provided by financing activities of $1,652,229 for the same period ended a year ago. During the nine months ended December 31, 2016, the Company borrowed approximately $2,300,000 from the Revolving Credit Facility with PNC Bank which provided most of the working capital for operations during the period. This was offset by principal payments of approximately $500,000 made on the Ram Light Management, Ltd. note payable. During the nine months ended December 31, 2015, the Company borrowed approximately $1,900,000 from the Revolving Credit Facility with PNC Bank for working capital. This was offset by principal payments of approximately $300,000 on the Ram Light Management, Ltd. note payable.

As of December 31, 2016, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations. The Revolving Credit Facility expires in July 2017. Management plans to either extend the current Revolving Credit Facility or negotiate a new credit facility on or before the expiration of the current agreement. If we are unable to extend or negotiate a new agreement, it may have a material adverse effect on our ability to meet our financial obligations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2016 Annual Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November and December 2016, U.S. Customs and Border Protection (CBP) issued Notice of Seizure letters relating to three shipments of one of the Company’s products purchased from a Canadian distributor with a total value of approximately $193,000. The letter addressed 1,710 units of certain merchandise at the U.S. Port of Entry in Blaine, Washington, all of which are currently held at a bonded warehouse in Blaine, Washington. Management believes that this seizure is related to these particular shipments only and that once the Company provides proof that these goods comply with specific trademark licensing guidelines that the goods will be released without any further consequences to future purchases of inventory.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 14, 2017	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

