Form 10-K
period 2017-03-31
SINGING MACHINE CO INC
filed 2017-06-29
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-24968

THE SINGING MACHINE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309

(Address of principal executive offices)

(954) 596-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act).:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of September 30, 2016, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the Over the Counter Bulletin Board of $0.42 was approximately $5,940,000 (based on 14,143,865) shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 29, 2017 was 38,259,303

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2017

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	our ability to attract and retain management;
●	our growth strategies;
●	anticipated trends in our business;
●	our future results of operations;
●	our ability to incorporate new and changing technologies;
●	our willingness to develop technological innovation;
●	our liquidity and ability to finance our acquisition and development activities;
●	the impact of government regulation;
●	planned capital expenditures (including the amount and nature thereof);
●	our financial position, business strategy and other plans and objectives for future operations;
●	competition;
●	the ability of our management team to execute its plans to meet our goals;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and
●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc., (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, toy products, accessories, music, and audio consumer electronic products. We contract for the manufacturing of all our electronic equipment products with factories located in China. We have also collaborated with a music content service provider that allows the Company to offer karaoke downloads, and streaming subscription services. This collaboration provides the Company with a distribution platform for digital music sales and subscriptions and furthermore it opens up the Company’s music sales to customers who purchase our competitors’ karaoke machines as well. The capabilities of the Company’s music distribution system includes the ability to download or stream selections from this content library, creating the opportunity to open new revenue sources through the sale of subscriptions.

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

During the fiscal year ended March 31, 2016, our parent company, Shihua Development Company Limited, was renamed to China Sinostar Group Company Limited (“Sinostar”) due to a corporate restructuring transaction. As a result of the transaction, Sinostar now holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2017. Sinostar is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Sinostar’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Sinostar, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Sinostar and its subsidiaries collectively referred to herein as the “Sinostar Group” or “Sinostar”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Sinostar, owning approximately 3% of our common stock. In total, the Sinostar Group owns approximately 52% of the Company’s shares of common stock. In July 2014, under a restructuring arrangement, Star Light Electronics Company Ltd was separated from the Sinostar Group and is partly and indirectly held by our Chairman, Philip Lau. In March 2015, Starlight R&D Ltd was also separated from the Sinostar Group and is controlled by our Chairman, Phillip Lau. It is expected that our company will continue to do business with these separated entities as suppliers of services.

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the development, manufacture, and world-wide marketing and distribution of home entertainment based consumer electronics. The Company will also seek new revenue opportunities through hardware-based music content delivery and the creation of a community based entertainment platform. We also intend to leverage our position as an affiliate of the Sinostar Group to capitalize on synergies which exist therein and to exercise our knowledge of the electronics business to grow revenue. The Company intends to leverage our valuable customer base and strong relationships with our factories to achieve our organic growth initiatives.

Organic Growth Strategy

We intend to pursue various initiatives to execute our organic growth strategy which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development. Key elements of our organic growth strategy include:

Toy Products. Historically karaoke has been our core business. The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business. The Company has therefore refocused its self-perception and is determined to build on its success by defining ourselves as a provider of quality home entertainment – not just home karaoke hardware. Critical to this strategy, the Company has launched a new line of toy products branded SMC Kids. We intend to grow a new line of sing-along music themed toy products at lower opening price points and we are also exploring a sub-line of educational themed learning products. We believe this toy line, if successful, can leverage existing relationships with our current retail partners and help the Company organically grow.

Develop Karaoke Hardware That Interfaces With Our Digital Music Store. Streaming music is one of the fastest growing areas in the music industry. We believe that the future of karaoke music distribution is through legal mediums of internet streaming and download sites (e.g. iTunes, Amazon, etc). Since karaoke music only accounts for a small percentage of total music business, retailers usually only offer a limited selection of karaoke products. Thus, it is difficult for customers to find karaoke music in retail outlets, especially for the songs they enjoy. The benefits to the Company are multifaceted including the opportunity to: offer downloadable music which means less physical inventory for the Company and our retail customers to carry; reduce financial return risk since a downloaded piece of karaoke music is not returnable; make available increased marketing opportunities by offering downloads for those who sign up and provide their contact information enabling the Company to create future marketing and advertising campaigns; create an opportunity to sell our karaoke music to not only our customers but also to owners of our competitors’ machines (new and old); create cross-promotions with our retail-customers by giving away music downloads to purchasers of karaoke machines as an incentive to sell more machines.

We believe that by tightly integrating our karaoke machine products with access to music content such as Electronic Downloads, Streaming Media, Community Performance Hosting, and by creating quality, wholesome, home entertainment for the entire family we will not only sell more products, we will find new sources of revenue. Using our existing key relationships with our customers and factories, and by adding new relationships with key content providers, we believe we can achieve more top-line growth by utilizing these relationships to design and distribute a more diversified line of karaoke products.

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

PRODUCT LINES

We currently have four different product lines which consist in total of over 50 different models. The product lines consist of the following:

●	Classic Karaoke Machines represent the majority of our karaoke machines currently sold. These machines incorporate traditional karaoke features such as CD+G playback, echo, and voice control features, sound enhancement, built-in monitors, A/V out connections to TV for scrolling lyrics, and microphone inputs. Built-in cameras, Bluetooth and recording functions are available in some select models. The retail price range is from $49 to $199. This product line accounted for approximately 66% of total revenue for fiscal 2017.
●	Download Karaoke Machines represent a new line of digital karaoke machines launching in Fiscal 2016. These machines include custom proprietary software to play high-definition digital downloaded content from our Singing Machine download store. These machines offer a full range of features including searching, playlist creation, Bluetooth, full motion videos, lead vocal, and HDMI output. The retail price range is from $79 to $199. This product line accounted for approximately 27% of total revenue in fiscal 2017.
●	Streaming Karaoke Machines represent a new line of digital karaoke machines that connect to a karaoke library to stream high-definition karaoke videos directly to the machine. These machines use Wi-Fi to stream songs from a library of karaoke music, accessible on a subscription model. The retail price is $199. This product line accounted for less than 1% of total revenue in fiscal 2017.
●	SMC Kids Toy Products represents a new category of products for the Company, launching in the Fall of fiscal 2018. These toy products will range from sing-along music players to educational themed learning toys. The anticipated price range will go from $19.99 to $39.99. This product line accounts for 0% of total revenue in fiscal 2017.

The remaining 7% of total revenue was from the sales of karaoke related accessories consisting primarily of microphones, music subscriptions and downloads, and other miscellaneous electronic accessories.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold by the following retailers, among others: Costco, Target, Toys R’ Us, Sam’s Club, Wal-Mart, Best Buy and Amazon.com. Our sales strategy includes offering domestic sales as well as direct import sales made direct to the customer.

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase karaoke machines overseas from certain factories in China for our own account, and warehouse the products in leased facilities in California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots. Domestic sales also include our new rapidly growing business of e-commerce in which we ship product directly to the end-consumer.

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

In fiscal 2017, approximately 49% of sales revenues were from direct sales and 51% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2017, 2016, and 2015, were approximately 79%, 76%, and 77%, respectively. In fiscal 2017, the top three major customers accounted for 30%, 20% and 10% of our net revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements to purchase fixed quantities with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving quality defects, damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 6.8%, 5.9%, and 8.8% of our net sales in fiscal 2017, 2016, and 2015, respectively. The increase of .9% in return rate compared to prior fiscal years is due primarily to an increase in overstock primarily from the “Club” stores.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2017, approximately 51% of our sales were sales from our domestic warehouses (“Domestic Sales”) and 49% were sales shipped directly from China (“Direct Sales”).

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People's Republic of China, which assemble our karaoke machines. During fiscal 2018, we anticipate that 100% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2018. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warranted for a period of 30 days. During the fiscal years ended March 31, 2017, 2016, and 2015, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are GPX, Audiovox, Vivitar, Akai, Ion, Karaoke USA, licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for producing karaoke music are Sybersound, Smule, Karaoke Anywhere, and Red Karaoke. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.

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

GOVERNMENT REGULATION

Our karaoke machines must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. Our karaoke machines sold in the U.S. are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. (“ULE”) or Electronic Testing Laboratories (“ETL”). In Europe and other foreign countries, our products are manufactured to meet the Consumer Electronics (“CE”) marking requirements. CE marking is a mandatory European product marking and certification system for certain designated products. When affixed to a product and product packaging, CE marking indicates that a particular product complies with all applicable European product safety, health and environmental requirements within the CE marking system. Products complying with CE marking are now accepted to be safe in 28 European countries. However, ULE or ETL certification does not mean that a product complies with the product safety, health and environmental regulations contained in all fifty states in the United States. Therefore, we maintain a quality control program designed to ensure compliance with all applicable U.S. and federal laws pertaining to the sale of our products. Our production and sale of music products is subject to federal copyright laws.

The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent “normal trade relations” (“NTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. China's NTR status became permanent on January 1, 2002. This substantially reduces the possibility of China losing its NTR status, which would result in increasing costs for us.

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2017, we had inventory of approximately $5.4 million (net of reserves totaling $700,000) compared to inventory of approximately $3.7 million as of March 31, 2016 (net of reserves totaling $760,000).

Our financing of seasonal working capital during fiscal 2017 was from a Revolving Credit Facility from PNC Bank (“Revolving Credit Facility”) established on July 14, 2014 which was renewed on June 22, 2017 and vendor extended accounts payable terms from certain China manufacturers. The Revolving Credit Facility expires on July 15, 2020.

During Fiscal2018, we plan on financing our inventory purchases by borrowing on our Revolving Credit Facility and using payment terms that have been granted to us by the factories in China.

EMPLOYEES

As of June 29, 2017 we employed 38 people, of whom 34 are full-time employees. Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S. Our employees include 3 executive officers, 15 engaged in warehousing and administrative logistics/technical support and 20 in accounting, marketing, sales and administrative functions.

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

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our five largest customers during the years ended March 31, 2017 and 2016 were approximately 79% and 76%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2017 and 2016, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $3.6 million or 6.3% of our gross product sales in fiscal 2017 and approximately $2.9 million or 5.5% of our gross product sales in fiscal 2016. The majority of the units returned are due to product defects. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $2,744,000 during fiscal 2017 and $2,703,000 during fiscal 2016. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2017 we had approximately $5.4 million in inventory. It is important that we sell this inventory during fiscal 2018, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 84.0% and 85.4%of net sales in fiscal 2017 and 2016, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are GPX, Audiovox, Vivitar, Akai, Ion, Karaoke USA and licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor's price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2017, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2018. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD's, and DVD’s and streaming video.

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW.

The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner. To introduce products on a timely basis, we must:

●	accurately define and design new products to meet market demand;

●	design features that continue to differentiate our products from those of our competitors;

●	transition our products to new manufacturing process technologies;

●	identify emerging technological trends in our target markets;

●	anticipate changes in end-user preferences with respect to our customers' products;

●	bring products to market on a timely basis at competitive prices; and

●	respond effectively to technological changes or product announcements by others.

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

We are using seven factories in the People's Republic of China to manufacture the majority of our karaoke machines. These factories will be producing all of our karaoke products in fiscal 2018. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including department stores, lifestyle merchants, direct mail catalogs and showrooms, national chains, specialty stores, and warehouse clubs. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability. As of June 29, 2017 we are not aware of any customers that are operating under the protection of bankruptcy laws with the exception of H H Gregg who filed bankruptcy and liquidation during the fourth quarter of fiscal 2017.

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

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2017, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations.

INCREASED RAW MATERIAL/PRODUCTION PRICING

Fluctuation in the price of oil has and will continue to affect the Company in connection with the sourcing and utilizing of petroleum based raw materials and services. We expect to see favorable cost reductions in our finished goods during fiscal year 2018 due to the significant drop in the price of oil. These cost reductions may be somewhat offset by the increased cost of trans-oceanic shipping as well as a number of labor related regulations instituted in China which impact wages and thus the cost of production. These issues are common to all companies in the same type of business and if the Company is not able to negotiate lower costs, or reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

IF OUR OUTSTANDING STOCK OPTIONS ARE EXERCISED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2017, there were outstanding stock options to purchase an aggregate of 1,970,000 shares of common stock at exercise prices ranging from $0.03 to $0.45 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.17 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 29, 2017 there were 38,259,303 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of June 29, 2017, we had 38,259,303 shares of common stock issued and outstanding and an aggregate of 1,970,000 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 59,750,697 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to execute our business plan;
●	operating results below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in its financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 4,000 square feet of office space. The lease expired on December 31, 2016. On August 31, 2016 we signed a lease extension that included the current occupied space as well as approximately 2,500 additional square feet of office space adjacent to our current space. The lease extension will commence upon completion of tenant improvements and will terminate 78 months after commencement. During the tenant improvement construction period the rent will remain the same as the expired lease and will be paid on a month-to-month basis. The annual rental expense for office facilities was $114,508 for the fiscal year ended March 31, 2017.

We lease approximately 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (original term of 87 months) and includes a provision for the abatement of the first three months base rent in the amount of $113,412. The annual rental expense for warehouse facilities was $510,644 for the fiscal year ended March 31, 2017.

We lease a 424 square foot office in Macau. The annual rent expense for this facility was $16,194 for the fiscal year ended March 31, 2017. On May 1, 2016 we renewed our office space lease in Macau for an additional two year term which ends April 30, 2018. The annual base rent is fixed at $16,154 per year for the entire term of the lease.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBX”) under the symbol “SMDM” since August 2, 2016. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2017 and Fiscal 2016.

FISCAL PERIOD	HIGH	LOW

Fiscal 2017:
First quarter (April 1 - June 30, 2016)	$0.32	$0.28
Second quarter (July 1 - September 30, 2016)	0.44	0.32
Third quarter (October 1 - December 31, 2016)	0.76	0.37
Fourth quarter (January 1 - March 31, 2017)	0.69	0.47

Fiscal 2016:
First quarter (April 1 - June 30, 2015)	$0.18	$0.14
Second quarter (July 1 - September 30, 2015)	0.20	0.13
Third quarter (October 1 - December 31, 2015)	0.22	0.14
Fourth quarter (January 1 - March 31, 2016)	0.39	0.18

As of June 29, 2017, based upon information received from our transfer agent, there were approximately 481 record holders of our outstanding common stock. This number does not include:

●	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

●	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

DIVIDENDS

We have never declared or paid cash dividends on our common stock and our Board of Directors intends to continue its policy for the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2016:

ISSUANCE UNDER EQUITY PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE COMPENSATION PLANS (EXCLUDING SECURITIES IN COLUMN (A))
Equity Compensation Plans approved by Security Holders	1,970,000	$.17	0

Equity Compensation Plans Not approved by Security Holders	0	$0	0

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2017, 2016, and 2015 and the balance sheet data at March 31, 2017 and 2016 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the years ended March 31, 2014 and 2013 and the balance sheet data at March 31, 2015, 2014 and 2013 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

14

	2017	2016	2015	2014	2013
Statement of Operations:
Net Sales	$52,919,228	$48,856,544	$39,308,281	$31,379,629	$34,437,774
Income before income taxes	$2,723,271	$1,602,014	$262,859	$225,519	$1,521,476
Income tax (provision) benefit	$(1,017,073)	$101,376	$(92,701)	$778,797	$1,619,459
Net income	$1,706,198	$1,703,390	$170,158	$1,004,316	$3,140,935
Balance Sheet:
Working Capital	$5,538,254	$4,705,866	$3,622,269	$1,350,377	$3,256,979
Current Ratio	232%	303%	171%	117%	172%
Property, plant and equipment, net	$412,805	$430,602	$466,571	$561,225	$482,777
Total assets	$11,636,583	$10,461,609	$12,213,925	$11,730,662	$9,626,665
Shareholder's equity	$7,441,791	$5,653,568	$3,925,964	$3,709,498	$2,597,831
Per Share Data:
Income per common share - basic	$0.04	$0.04	$0.00	$0.03	$0.08
Income per common share - diluted	$0.04	$0.04	$0.00	$0.03	$0.08
Cash dividends paid	-	-	-	-	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends March 31. This document contains certain forward-looking statements regarding anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, “Risk Factors “). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2017 (“Fiscal 2017”) were to:

●	increase the revenues by expanding our product lines and customer base;
●	drive down the general costs as a percentage of net sales;
●	improve profitability;
●	decrease ending inventory on hand;
●	reduce related-party debt.

We were successful in increasing revenues by approximately 8.3% primarily due to an additional promotional product added by our largest retail customer, continued increase in on-line shopping and increased penetration in the UK. Gross profit margins increased by approximately 1.7 percentage points to 26.1% primarily due to better overall margin on download products introduced during the season. Operating expenses increased approximately $868,000 primarily due to increases in sales and marketing due to sales growth and additional co-op advertising promotions which accounted for approximately $380,000 of the increase. Increased payroll due to officer and employee bonus increases as well as new hires accounted for $238,000 of the increase. The remaining increase was primarily due to a $172,000 increase in related party service fees and other variable administrative expenses. Operating expenses as a percentage of sales remained relatively stable at 10.7% compared to 10.5% in the prior year. Inventory on hand increased by approximately $1,735,000 or approximately 47% primarily due to lower than anticipated sales of our new download product series and purchases of goods to be shipped the first quarter of Fiscal 2018. Due to increased income from operations we were able to reduce related-party debt approximately $1,097,000 or approximately 36%.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

	2017	2016	2015
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	73.9%	75.6%	78.9%
Operating Expenses	20.5%	20.4%	19.7%
Operating Income	5.6%	4.0%	1.4%
Other (Expenses), net	-0.5%	-0.7%	-0.7%
Income before Tax (provision) benefit	5.1%	3.3%	0.7%
Benefit from (Provision for) Income Taxes	-1.9%	0.2%	-0.3%
Net Income	3.2%	3.5%	0.4%

FISCAL YEAR ENDED MARCH 31, 2017 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2016

NET SALES

Net sales for the year ended March 31, 2017 (“Fiscal 2017”) were approximately $52.9 million. This represents an increase of approximately $4.0 million as compared to approximately $48.9 million in the fiscal year ended March 31, 2016 (“Fiscal 2016”). There was an increase in sales to one major customer of approximately $3.8 million due to one additional promotional product offered to its customers. There was an increase of approximately $1.0 million in sales to two major retail customers due to continued increased popularity in on-line shopping. There was an increase of approximately $0.4 million in international sales due to increased number of products sold to our United Kingdom distributor. These increases of $5.2 million were offset by an approximate $1.2 million reduction in sales to one major retail customer due to poor placement in stores in an area that had less foot traffic.

GROSS PROFIT

Gross profit for Fiscal 2017 was approximately $13.8 million or 26.1% of total revenues compared to approximately $11.9 million or 24.4% of sales for Fiscal 2016 (an increase of approximately $1.9 million). The increase in net sales as explained above accounted for approximately $0.9 million or approximately 47% of the increase with the remaining increase due to increase in gross profit margin.

Gross profit margin for the year ended March 31, 2017 compared to the same period ended March 31, 2016 increased by approximately 1.7 margin points from 24.4% to 26.1%. This increase was primarily due increased profit margins on the download product line hardware introduced during the year as compared to gross profit margin on the traditional product offerings.

OPERATING EXPENSES

In fiscal year 2017, our operating expenses, including depreciation, increased from approximately $10.0 million to approximately $10.9 million, an increase of approximately $0.9 million or 9% compared to the same period last year. Selling expenses increased by approximately $0.4 million, from $4.7 million in Fiscal 2016 to $5.0 million in Fiscal 2017. The increase was primarily due to the increase in variable selling expenses associated with the 8.3% increase in net sales as explained above.

General and administrative expenses increased approximately $0.5 million from approximately $5.2 million in Fiscal 2016 to approximately $5.7 million in Fiscal 2017. There was an increase in payroll of approximately $0.2 million primarily due to increased executive bonuses, merit pay increases and new hires in the logistics and customer service group. There was an increase of approximately $0.2 million in related-party service charges for additional services provided by the Sinostar Group during the fiscal year. The remaining increase of approximately $0.1 million due to other variable expenses associated with the increase in sales as well as the increase in third party logistics services provided to non-related parties.

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT

We had income before taxes of approximately $2.7 million in Fiscal 2017 compared to income before taxes of approximately $1.6 million in Fiscal 2016. This increase of approximately $1.1 million was primarily due to the combination of the increase in gross profit of approximately $1.9 million due to the increase in sales and gross profit margin as explained in Net Sales and Gross Profit above, offset by the increase in operating and other expenses of approximately $0.8 million as explained in Operating Expenses above.

INCOME TAX (PROVISION) BENEFIT

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2017 and 2016, we had net deferred tax assets of approximately $1.5 million and approximately $2.4 million, respectively.

In Fiscal 2017 we recognized an income tax net provision of approximately $1.0 million based on our net income before income tax provision $2.7 million and our effective tax rate of 37.3% Given the past six years of profitability, management’s assessment of the current business climate and expected future profits, it is more likely than not that all of the deferred tax assets will be realized before they expire.

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

NET INCOME

As a result of the foregoing, we had net income of approximately $1.7 million in both Fiscal 2017 and Fiscal 2016.

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

In Fiscal 2016 we recognized an income tax net benefit of approximately $0.1 million consisting of an income tax provision of approximately $0.6 million based on our net income before income tax (provision) benefit of approximately $1.7 million and our effective tax rate of 37.8% offset by the reversal of the remaining valuation allowance of approximately $0.8 million. Given the past five years of profitability, management’s assessment of the current business climate and expected future profits, it is more likely than not that all of the deferred tax assets will be realized before they expire.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2017, we had cash on hand of approximately $2,305,000 as compared to cash on hand of approximately $2,116,000 on March 31, 2016. The increase of cash on hand of approximately $189,000 was primarily due to our net income of approximately $1,706,000 and an increase in accounts payable of approximately $660,000. These increases in cash were offset by an increase in inventory of approximately $1,675,000, an increase in accounts receivable of approximately $355,000 and purchases of property and equipment of approximately $148,000 accounting for approximately 99% of the increase in cash on hand.

Cash provided by operating activities in Fiscal 2017 was approximately $1,017,000. We had net income of approximately $1,706,000 and there was a decrease in deferred tax assets of approximately $929,000 and an increase in trade accounts payable of approximately $660,000. These increases to cash provided by operations were offset by an increase of approximately $1,675,000 in inventory primarily due to higher than expected quantities in the new download product line an increase in Accounts Receivable of approximately $355,000 and reduction in related party accounts payable of approximately $400,000 which accounted for approximately 85% of the cash provided by operating activities.

Cash provided by operating activities in Fiscal 2016 was approximately $2,552,000. In addition to net income of approximately $1,703,000, there was a decrease in inventory of approximately $3,418,000 of which a significant portion of the decrease was from sale of prior year’s excess inventory because of late product delivery in Fiscal 2015 caused by the work slow-down at the Port of Los Angeles during negotiations between port management and the port workers labor union. These increases were offset by a decrease in accounts payable of approximately $2,045,000 associated with the late delivery of products Fiscal 2015, the reduction of related-party debt of approximately $986,000 with remaining $462,000 increase in cash provided by operating activities due to decreases other operating assets.

Cash used by investing activities for Fiscal 2017 and Fiscal 2016 were approximately $148,000 and $136,000, respectively, primarily due to the purchase of molds and tooling for new karaoke models.

Cash used in financing activities for Fiscal 2017 and Fiscal 2016 were approximately $679,000 and $416,000, respectively, primarily due to the repayment of the note payable to Ram Light.

As of March 31, 2017 our working capital was approximately $5,600,000. Our current liabilities of approximately $4,200,000 include:

●	Client obligations for defective returns and allowances of approximately $100,000 – the amount will be satisfied by future purchases or refunds.
●	Accounts payable of approximately $1,400,000 of which approximately $500,000 were amounts due to product vendors.
●	Amounts due to Starlight Marketing Limited (related party) of approximately $1,900,000.
●	Accrued expenses of approximately $600,000 of which $200,000 was accrued payroll and $200,000 was due to customers for advertising and co-op allowances.
●	Warranty provision for estimated effective returns in the amount of $200,000.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve-month period, we plan on financing our working capital needs from:

1) Vendor financing – Some of our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales and are expected to account for more than 50% of the total revenues in Fiscal 2018.

2) Line of Credit - The Company now has a Revolving Credit Facility expiring on July15, 2020. The outstanding loan balance could not exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. The Revolving Credit Facility allows the outstanding loan balance to increase to a maximum of $20,000,000 (upon bank approval) during peak selling season and Management believes this Revolving Credit Facility is adequate to finance our business during the next fiscal year.

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is MOP $7.80 to U.S. $1.00. While exchange rates have been stable for several years we cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 84.0%, 85.4%, and 86.6% of net sales in Fiscal 2017, Fiscal 2016, and Fiscal 2015.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

ACCOUNTS RECEIVABLE AND COLLECTIBILITY

The Singing Machine’s accounts receivable consist of amounts due from customers in the ordinary course of business. Accounts receivable are carried at cost, net of allowances for uncollectible amounts. Provisions for losses are charged to operations in amounts sufficient to maintain an allowance for losses at a level considered adequate to cover probable losses inherent in the Company’s accounts receivable. The Singing Machine's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations. The Company is subject to chargebacks from customers for cooperative marketing programs, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 6.3%, 5.5%, and 8.1% of the gross sales for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

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

The amendments in this ASU are now effective for annual reporting periods beginning April 1, 2018 including interim periods within that reporting period. Management plans to adopt ASU 2014-09 using the full retrospective method of implementation. Management has assessed the effect of implementing ASU 2014-09 to determine the effect on the Company’s financial statements. After examining the Company’s performance obligations in its contracts, most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (between 6 and 9 months) after goods have been shipped. Currently, the Company recognizes a liability for the estimated net amount of sales less related cost of goods sold of expected returned goods at the time of sale. The liability for defective goods is included in warranty provisions on the consolidated balance sheets. The implementation of ASU 2014-09 will require that the cost of the estimated returned goods be reflected in inventory and the amount of estimated sales to be credited to the customer be recognized in liabilities on the consolidated balance sheets.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right- of use asset and a lease liability on its Balance Sheet regardless of whether a lease is identified as financial lease or an operating lease. If the lease is identified as a financial lease, then the lessee must recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. If the lease is identified as and operating lease then the lessee must recognize a single lease cost in the statement of income, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Both quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning April 1, 2019; including interim periods within those fiscal years, with early adoption permitted. Management has assessed the effect of implementing ASU 2016-02 to determine the effect on the Company’s financial statements. The Company has several operating leases of which two are long-term real estate agreements that are subject to the requirements of ASU 2016-02 which will have a significant impact on the Company’s consolidated financial statements and will require recognition of a right-to-use asset and a liability for payments.

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

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended March 31, 2017, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of June 29, 2017.

Name	Age	Position

Gary Atkinson	35	CEO
Bernardo Melo	40	VP Global Sales and Marketing
Lionel Marquis	64	CFO
Phillip Lau	69	Chairman
Harvey Judkowitz	72	Director
Joseph Kling	87	Director
Peter Hon	76	Director
Yat Tung Lau	38	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Since taking over as Chief Executive Officer, Gary has led the Company to six consecutive years of profitability and growth in sales. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

Bernardo Melo has been with the Company since February 2003 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Toys R’ Us. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 13 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 22 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), US Plastic Lumber Corp., Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant University with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Phillip Lau joined the Company’s board of directors on February 15, 2015 and was appointed as Chairman of the Company’s Board of Directors. Mr. Lau served as Chairman and Managing Director of the Starlight Group of companies since September of 1989. Mr. Lau has over 46 years of management experience in the consumer electronics industry and is a director in a number of Starlight group companies.

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

Bernard Appel served as a director of the Company since October 31, 2003 until his death on April 2, 2017. He spent 34 years at Radio Shack, beginning in 1959. At Radio Shack, he held several key merchandising and marketing positions and was promoted to the positions of President in 1984 and to Chairman of Radio Shack and Senior Vice President of Tandy Corporation in 1992. Since 1993 through the present date, Mr. Appel has operated the private consulting firm of Appel Associates, providing companies with merchandising, marketing and distribution strategies, creative line development and domestic and international procurement. Mr. Appel’s board position was replaced by Mr. Joseph Kling on May 9, 2017

Stewart Merkin served as a director of the Company since December 1, 2004. On July 6, 2016 Mr. Merkin resigned his director position for personal reasons. Mr. Merkin, founding partner of the Law Office of Stewart A. Merkin, has been practicing law in Miami, Florida since 1974. His core legal practice areas include corporate and securities law, as well as mergers and acquisitions and international transactions. He was awarded both J.D. and M.B.A. degrees from Cornell University, as well as a B.S. from The Wharton School, University of Pennsylvania. He was admitted to the Florida Bar in 1972.

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

Yat Tung Lau has served as a director of the Company since January 12, 2007. Mr. Lau joined the Starlight Group in 2003 as assistant to the Chairman of the Board of Starlight International and is now head of corporate relations. He is also responsible for local sales in China and heads the computer information system department for the Starlight Group. From 2002 to 2003, he held a marketing executive position in Storage Technology Corporation. Mr. Lau received an MBA from the University of Minnesota and also holds a Bachelor of Arts degree in business marketing from Indiana University.

Joseph Kling was appointed as a director of the Company on May 9, 2017. Mr. Kling has spent his entire career in the toy industry, most notably serving as CEO of View-Master, the iconic stereoscopic toy company, which later purchased Ideal Toy from CBS and later became View-Master Ideal, publicly traded on the Nasdaq. View-Master Ideal later acquired California Plush Toys and the entire group was later acquired by Tyco Toys in 1989. Kling later went into private M&A consulting and sat on the board of Russ Berrie & Co (currently known as Kids Brands, Inc.) for 21 years advising on the acquisition of several toy companies. Mr. Kling has also served on the Board of Crown Crafts, a large distributor of infant, toddler, and juvenile consumer products and on the board of Lancit Media Entertainment, a children's and family media production company (formerly listed on the Nasdaq). Notably, Mr. Kling has been involved in many major toy company acquisitions of brands such as Melissa & Doug and Brio.

BOARD COMMITTEES

We have an audit committee, a compensation committee and a nominating committee.

The audit committee consisted of Messrs. Judkowitz (Chairman), Appel (Deceased) and Merkin (Resigned). The Board has determined that Mr. Judkowitz qualifies as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K of the Exchange Act. The Board has determined that each of Messrs. Judkowitz, Merkin and Appel were “independent directors” within the meaning of the listing standards of the major stock exchanges. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors. Effective June 2017 Messr. Kling was appointed to the audit committee and the Board has determined that he qualifies as an “independent director” within the meaning of the listing standards of the major stock exchanges.

The compensation committee consisted of Messrs. Judkowitz and Merkin (Resigned). The compensation committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan. Effective June 2017, Messr. Kling and Philip Lau were appointed to the compensation committee.

The nominating committee consisted of Messrs. Appel (Chairman)(Deceased), Merkin (Resigned) and Yat Tung Lau. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election. Effective June 2017, Philip Lau was appointed to join the nominating committee.

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

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

●	high personal and professional ethics and integrity;

●	the ability to exercise sound judgment;

●	the ability to make independent analytical inquiries;

●	a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and

●	the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

●	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

●	whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (the “SEC”) in Item 401 of Regulation S-K;

●	whether the person would qualify as an “independent” director under the listing standards of the AMEX;
●	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and

●	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on December 29, 2016.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2017 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

Mr. Harvey Judkowitz filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Bernard Appel filed a Form 5 in lieu of filing a timely Form 4 with respect to one transaction;

Mr. Stewart Merkin filed a Form 5 in lieu of filing a timely Form 4 with respect to one transactions;

Mr. Peter Hon filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions.

Mr. Yat-Tung Lau filed a Form 5 in lieu of filing a timely Form 4 with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2017	$120,000.00	$71,545	$-	$8,936	$-	$-	$-	$200,481
Chief Executive Officer	2016	$120,000.00	$54,142	$-	$11,915	$-	$-	$-	$186,057

Lionel Marquis	2017	$130,000.00	$52,210	$-	$2,681	$-	$-	$-	$184,891
Chief Financial Officer	2016	$112,750.00	$32,485	$-	$3,575	$-	$-	$-	$148,810

Bernardo Melo	2017	$157,200.00	$207,881	$-	$27,829	$-	$-	$-	$392,910
VP Global Sales & Marketing	2016	$157,200.00	$194,158	$-	$2,762	$-	$-	$-	$354,120

Narrative Disclosure to Summary Compensation Table

Mr. Atkinson does not have an employment contract with the Company and had an annual salary of $120,000 for the fiscal year ended March 31, 2017.

Mr. Marquis does not have an employment contract with the Company and has an annual salary of $130,000 for the fiscal year ended March 31, 2017.

Mr. Melo does not have an employment contract with the Company and had an annual salary of $157,200 for the fiscal year ended March 31, 2017.

As of June 29, 2017, the Company did not have any employment contracts with any of its employees. However, on January 3, 2014, the Company entered into agreements with the three executive officers named above that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

●	All accrued and unpaid compensation due to the executive as of the date of termination.
●	A lump sum payment equal to one year’s executive base salary if the executive terminates employment.
●	A lump sum of one and a half year’s executive base salary and targeted annual bonus if the Company terminates employment.
●	All outstanding stock options shall be fully vested and exercisable for the remainder of their full term.
●	All outstanding equity-based compensation awards (other than stock options) shall become fully vested with any restrictions removed.

OPTION GRANTS IN FISCAL 2017

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under our Year 2001 Stock Option Plan as well as other stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31, 2017:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	150,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	50,000	-	N/A	0.24	3/31/2026	N/A	N/A	N/A	N/A

Lionel Marquis, CFO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	15,000	-	N/A	0.24	3/31/2026	N/A	N/A	N/A	N/A

Bernardo Melo, VP Sales - Year 2001 Stock Option Plan	200,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	250,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	25,000	-	N/A	0.17	6/30/2025	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.32	8/10/2026	100,000	$42,000.00	N/A	N/A

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2017.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bernard Appel	$7,950	$2,500	$3,575	$-	$-	$-	$14,025

Peter Hon	$7,750	$2,500	$3,575	$-	$-	$-	$13,825

Harvey Judkowitz	$9,400	$2,500	$3,575	$-	$-	$-	$15,475

Phillip Lau	$-	$-	$-	$-	$-	$-	$-

Yat Tung Lau	$-	$-	$-	$-	$-	$-	$-

Stewart Merkin	$1,875	$2,500	$3,575	$-	$-	$-	$7,950

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2017 the aggregate number of stock awards held by Messrs. Appel, Merkin, and Judkowitz is 244,669, 242,332, and 264,669, respectively which includes stock options of 20,000 exercised by Mr. Judkowitz on in March, 2016. The aggregate stock awards held by Messrs. Hon and Yat Tung Lau is 39,274 and 28,857, respectively.

(2) As of March 31, 2017 the aggregate number of Company stock options held by Messrs. Appel, Judkowitz and Merkin is 200,000 and Messrs. Hon and Yat Tung Lau is 60,000 and 40,000, respectively.

During Fiscal 2017, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our six non-employee directors during Fiscal 2017 were Messrs. Appel, Judkowitz, Hon, Yat Tung Lau, Merkin and Phillip Lau.

During Fiscal 2017, we have utilized the following compensation policy for our directors:

●	An initial grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of joining the board. The options will vest in one year and expire in ten years while they are board members or 90 days once they are no longer board members.

●	An annual cash payment of $7,500 will be made for each completed full year of service or prorated for a partial year. The payment will be made as of March 31.

●	An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the Annual Stockholder Meeting. The actual grant will be made on or before March 31.

●	An annual grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of the Annual Stockholder Meeting. If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

●	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $250 fee.

●	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

●	Director Phillip Lau has volunteered to temporarily forfeit all compensation until Fiscal 2018.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2017, we had granted 1,042,000 options under the Year 2001 Plan, 20,000 of which were exercised in fiscal 2017, 62,000 of which had expired and 960,000 of which remained outstanding and fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2017, 2016 and 2015 totaled $45,567, $48,993 and $36,802 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 29, 2017 (the “record date”), certain information concerning beneficial ownership of our common stock by:

●	all directors and former directors of the Singing Machine,
●	all named executive officers of the Singing Machine; and
●	persons known to own more than 5% of our common stock.

Security ownership is based on 38,259,303 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of June 29, 2017 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters As of June 29, 2017

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson (1)	356,981	*
Lionel Marquis (1)	235,000	*
Bernardo Melo (1)	560,916	*
Bernard Appel (1) (deceased 4/2/17)	424,669	*
Harvey Judkowitz (1)	454,669	*
Yat Tung Lau (1)	68,857	*
Peter Hon (1)	99,274	*
Stewart Merkin (1) (resigned 7/6/16)	422,322	*
Officers & Directors as a Group (8 persons)	2,622,688	6.9%

Security Ownership of Certain Beneficial Owners:
Sinostar (2)	19,623,155	51.3%
koncepts International Ltd.	18,682,679	48.8%
Treasure Green Holdings Ltd. (3)	940,476	2.5%
Arts Electronics Ltd. (4)	3,745,917	9.8%
Gentle Boss Investments Ltd (5)	2,100,000	5.5%

* Less than 1%

Total Shares of Common Stock as of June 29, 2017	38,259,303
Stock Options Exercisable within 60 days of June 29, 2017	1,890,000

Total	40,149,303

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2001 Stock Option Plan, which will be vested and exercisable within 60 days of the record date: 320,000 options held by Gary Atkinson, 475,000 options held by Bernardo Melo, 235,000 options held by Lionel Marquis, 180,000 options held by Harvey Judkowitz, Bernie Appel and Stewart Merkin, respectively, 60,000 options held by Peter Hon and 40,000 held by Yat Tung Lau.

(2) “Sinostar” is defined in Part I, Item 1 under “Business Overview.” The address for Sinostar is: Rooms 05-15, 13A/F,South Tower, World Finance Centre, Harbour City, 17 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong.

(3) On May 2, 2014 Starlight Industrial Holdings Limited transferred 940,476 shares of our common stock to Treasure Green Holdings Ltd., a wholly owned subsidiary of Sinostar.

(4) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(5) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DUE TO/FROM RELATED PARTIES

On March 31, 2017 and 2016, the Company had $0 and $26,152, respectively due from related parties for goods and services sold these companies.

On March 31, 2017 and 2016 the Company had $0 and $400,000 due to Ram Light Management, Ltd. for prior years purchases of karaoke hardware. Effective October 1, 2015 the amount due to Ram Light began bearing interest at 6% per annum. The Company paid $7,850 and $16,179 in interest expense to Ram Light for the fiscal years ended March 31, 2017 and 2016, respectively.

In connection with the Revolving Line of Credit agreement there was a conversion of past due trade payables to a note payable of $1,100,000 to Ram Light Management, Ltd. on July 15, 2014. As of March 31, 2017 and 2016 the principal amount due on the note was $0 and $696,612, respectively. The note bore interest at 6% per annum and the Company recognized interest expense in the amount of $25,377 and $63,921 for the fiscal years ended March 31, 2017 and 2016, respectively.

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt from and Starlight Marketing Development, Ltd. in the amount of $1,924,431(“Starlight Debt”). Since the original agreement expires on July 14, 2017 the subordinated related party debt was classified as a current liability as of March 31, 2017 and a long-term liability as of March 31, 2016 on the accompanying consolidated balance sheets.

In connection with the renewal of the Revolving Credit Facility on June 22, 2017, the Starlight Debt remains subordinated however, PNC Bank authorized a two-year term note in the amount of $1,000,000 the proceeds of which are to be used to pay down a portion of the $1,924,431 leaving a balance due on the Starlight Debt of $924,431. The term note will bear interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note will be payable in quarterly installments of $125,000 plus accrued interest with the first installment due on August 1, 2017 and will have a current and long-term component. Provision has also been made to allow repayment of the remaining $924,431 in quarterly installments of $125,000 including interest accrued at 6% per annum commencing August 1, 2017 provided liquidity tests as defined in the original agreement are met. The remaining Starlight Debt will have a current and long-term component.

TRADE

During Fiscal 2017, 2016 and 2015 the Company sold approximately $0, $0 and $285,000, respectively to Star Light Electronics Company, Ltd. (“SLE”), a related company, for direct shipments to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for Fiscal 2017, 2016 and 2015 was NA, NA and 16.5%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company received approximately $0, $0 and $181,000 respectively in licensing fees from SEC for sales of the Company’s products that were sold directly to Cosmo by SLE. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company purchased products approximately$1,045,000, $4,397,000 and $0, respectively from SLE. These purchases were a component of cost of sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company paid approximately $73,000, $149,000 and $144,000 respectively to SLE as reimbursement for engineering and quality control services performed on our behalf in China. During Fiscal 2017, 2016 and 2015 the Company received $189,000, $60,000 and $60,000 from SLE as reimbursement for customer support services performed by the Company on behalf of Starlight USA. In Fiscal 2017, 2016 and 2015 the Company also paid non-recurring engineering fees to SLE of approximately $43,000, $22,000 and $0, respectively. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2017, 2016 and 2015 the Company sold approximately $1,430,000, $1,655,000 and $1,249,000, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid.. The average gross profit margin on sales to Winglight for Fiscal 2017, 2016 and 2015 was 21.4%, 22.0% and 17.9%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company sold approximately $373,000, $969,000 and $272,000, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 31.8%, 18.4%, and 17.9%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of Starlight International of approximately $37,000, $198,000 and $1,640,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. The goods were sold to the Company at net 60 day terms with interest of 6% per annum assessed on amounts on past due invoices. For Fiscal 2017, 2016 and 2015 the Company incurred approximately $0, $9,000 and $4,000, respectively of interest expense related to past due invoices. These amounts were included as a component of other expenses in the accompanying consolidated statements of income.

In Fiscal 2017, 2016 and Fiscal 2015 the Company purchased products of approximately $0 and $509,000 and $4,626,000, respectively, from Starlight R&D These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. In addition, the Company purchased product repair and engineering services from Starlight R&D during Fiscal 2017, 2016 and Fiscal 2015 of approximately $3,000, $211,000 and $49,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income. These services were sold to the Company at net 60 day terms with interest of 6% per annum assessed on past due invoices. For Fiscal 2017, 2016 and Fiscal 2015 the Company incurred approximately $0, $0 and $18,000 of interest expense related to past due invoices.

In Fiscal 2017, 2016 and Fiscal 2015 the Company paid approximately $154,000, $38,000 and $0, respectively to Merrygain Holding Company, Ltd. (a related party subsidiary) for storage fees and other services provided to the Company by this subsidiary. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

The Company has annually renewable service and logistics agreements with affiliates of Sinostar. The affiliates pay the Company for services based on actual warehouse space occupied. For the years ended March 31, 2017, 2016 and 2015, the Company received approximately $48,000, $108,000 and $141,000, respectively, in service fees from affiliates that are included in general and administrative expenses in the accompanying consolidated statements of income.

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

CORPORATE GOVERNANCE

Board Determination of Independence

The Board has determined that Messrs. Judkowitz, Merkin, Kling and Appel are “independent directors” within the meaning of the listing standards of major stock exchanges. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent registered public accounting firms for professional services rendered for Fiscal 2017 and Fiscal 2016:

Fee Category	Fiscal 2017	Fiscal 2016

Audit Fees	$98,890	$90,989
Tax Fees	-	-
All Other Fees	22,335	20,965

Total Fees	$121,225	$111,954

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by EisnerAmper, LLP, respectively.

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, and international tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above including review of proxy statements and services provided in connection with the audit of China Sinostar, our parent company.

Out of the total Fiscal 2017 and Fiscal 2016 audit and other fees of $121,225 and $34,215, respectively, were billed by EisnerAmper, LLP (formerly Mallah Furman, Certified Public Accountants), respectively. Fiscal 2017 and Fiscal 2016 audit and other fees of, $0 and $77,739 respectively, were billed by Mallah Furman, Certified Public Accountants.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2017 and 2016.

Consolidated Statements of Income—Years ended March 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows—Years ended March 31, 2017, 2016 and 2015.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2017, 2016 and 2015.

2. Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description

3.1 Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2 Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3 Certificates of Correction filed with the Delaware Secretary of State on March 29 and 30, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998 (incorporated by reference to Exhibit 3.11 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2000).

3.4 Amended By-Laws of the Singing Machine Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine’s Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

4.1 Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3. of the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000). File No. 333-57722)

10.1 Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 28, 2001, File No. 333-59684).

10.2 Year 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Singing Machine’s registration statement on Form S-8 filed with the SEC on September 13, 2002, File No. 333-99543).

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

THE SINGING MACHINE COMPANY, INC.

Date: June 29, 2017	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	June 29, 2017
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	June 29, 2017
Lionel Marquis	(Principal Financial Officer)

/s/ PHILLIP LAU	Chairman	June 29, 2017
Phillip Lau

/s/ HARVEY JUDKOWITZ	Director	June 29, 2017
Harvey Judkowitz

/s/ Joseph KLING	Director	June 29, 2017
Joseph Kling

/s/ YAT TUNG LAU	Director	June 29, 2017
Yat Tung Lau

/s/ peter hon	Director	June 29, 2017
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Singing Machine Company, Inc. and Subsidiaries as of March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
Fort Lauderdale, Florida
June 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) for the year ended March 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Singing Machine Company, Inc. and Subsidiaries for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman
Fort Lauderdale, Florida
June 29, 2015

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
Assets
Current Assets
Cash	$2,305,439	$2,116,490
Accounts receivable, net of allowances of $132,583 and $51,179, respectively	1,655,518	1,381,789
Due from PNC Bank	242,859	184,392
Accounts receivable related party - Starlight Consumer Electronics USA, Inc.	-	2,820
Accounts receivable related party - Starlight R&D, Ltd.	-	4,255
Accounts receivable related party - Cosmo Communications Canada, Ltd	-	19,077
Inventories, net	5,426,346	3,690,975
Prepaid expenses and other current assets	81,278	115,601
Deferred financing costs	21,606	74,077
Total Current Assets	9,733,046	7,589,476

Property and equipment, net	412,805	430,602
Other non-current assets	11,523	11,394
Deferred financing costs, net of current portion	-	21,606
Deferred tax asset	1,479,209	2,408,531
Total Assets	$11,636,583	$10,461,609

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,381,870	$722,213
Note payable related party - Ram Light Management, Ltd.	-	696,612
Due to related party - Ram Light Management, Ltd	-	400,000
Accrued expenses	626,331	650,115
Current portion of capital lease	-	1,078
Obligations to customers for returns and allowances	38,460	121,092
Warranty provisions	223,700	292,500
Subordinated related party debt - Starlight Marketing Development, Ltd.	1,924,431	-
Total Current Liabilities	4,194,792	2,883,610

Subordinated related party debt - Starlight Marketing Development, Ltd.	-	1,924,431
Total Liabilities	4,194,792	4,808,041

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,259,303 and 38,181,635 shares issued and outstanding, respectively	382,593	381,816
Additional paid-in capital	19,412,787	19,337,939
Subscription receivable	-	(6,400.00)
Accumulated deficit	(12,353,589)	(14,059,787)
Total Shareholders’ Equity	7,441,791	5,653,568
Total Liabilities and Shareholders’ Equity	$11,636,583	$10,461,609

See notes to the consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2017	March 31, 2016	March 31, 2015

Net Sales	$52,919,228	$48,856,544	$39,308,281

Cost of Goods Sold	39,082,802	36,937,654	30,997,211

Gross Profit	13,836,426	11,918,890	8,311,070

Operating Expenses
Selling expenses	5,035,787	4,656,003	3,104,598
General and administrative expenses	5,648,036	5,153,950	4,507,606
Depreciation	166,025	171,785	130,254
Total Operating Expenses	10,849,848	9,981,738	7,742,458

Income from Operations	2,986,578	1,937,152	568,612

Other Expenses
Interest expense	(189,230)	(261,061)	(253,282)
Financing costs	(74,077)	(74,077)	(52,471)
Total Other Expenses	(263,307)	(335,138)	(305,753)

Income before income tax (provision ) benefit	2,723,271	1,602,014	262,859

Income tax (provision) benefit	(1,017,073)	101,376	(92,701)

Net Income	$1,706,198	$1,703,390	$170,158

Income per Common Share
Basic	$0.04	$0.04	$0.00
Diluted	$0.04	$0.04	$0.00

Weighted Average Common and Common Equivalent Shares:
Basic	38,242,535	38,146,391	38,097,226
Diluted	39,422,608	38,597,862	38,602,577

See Notes to the consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2017	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net Income	$1,706,198	$1,703,390	$170,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	166,025	171,785	130,254
Amortization of deferred financing costs	74,077	74,077	52,471
Change in inventory reserve	(60,000)	339,000	(217,000)
Change in allowance for bad debts	81,404	(122,952)	1,666
Stock-based compensation	63,745	24,214	46,308
Change in net deferred tax assets	929,322	(102,976)	92,701
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(355,133)	207,331	(512,283)
Due from Crestmark Bank	-	-	19,638
Due from PNC Bank	(58,467)	(46,977)	(137,415)
Accounts receivable related parties	26,152	(26,152)	-
Inventories	(1,675,371)	3,418,192	(1,403,554)
Prepaid expenses and other current assets	34,323	(22,992)	(1,521)
Other non-current assets	(129)	-	6,236
Increase (decrease) in:
Accounts payable	659,657	(2,044,967)	849,104
Due to related parties	(400,000)	(986,206)	(147,825)
Accrued expenses	(23,784)	150,969	52,832
Warranty provisions	(68,800)	94,627	(37,299)
Obligations to customers for returns and allowances	(82,632)	(278,327)	(70,419)
Net cash provided by (used in) operating activities	1,016,587	2,552,036	(1,105,948)
Cash flows from investing activities:
Purchase of property and equipment	(148,228)	(135,816)	(35,600)
Refund of restricted cash	-	-	138,042
Net cash (used in) provided by investing activities	(148,228)	(135,816)	102,442
Cash flows from financing activities:
Proceeds from subscription receivable	6,400	-	-
Proceeds from exercise of stock options	11,880	-	-
Payment on note payable related party - Ram Light Management, Ltd.	(696,612)	(403,388)	-
Payment of deferred financing costs	-	-	(222,231)
Payments on capital lease	(1,078)	(12,628)	(12,076)
Net cash used in financing activities	(679,410)	(416,016)	(234,307)
Net change in cash	188,949	2,000,204	(1,237,813)

Cash at beginning of year	2,116,490	116,286	1,354,099
Cash at end of year	$2,305,439	$2,116,490	$116,286

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$253,008	$270,193	$180,371
Cash paid for income taxes	$58,955	$-	$-
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of related party payables to note payable	$-	$-	$1,100,000
Property and equipment purchased under capital lease	$-	$-	$36,388

See notes to the consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2014	-	$-	38,070,642	$380,706	$19,262,127	$-	$(15,933,335)	$3,709,498

Net Income							170,158	170,158
Employee compensation-stock option					38,808			38,808
Director Fees			46,875	469	7,031			7,500
Balance at March 31, 2015	-	-	38,117,517	381,175	19,307,966	-	(15,763,177)	3,925,964

Net Income							1,703,390	1,703,390
Employee compensation-stock option					16,714			16,714
Exercise of stock options			20,000	200	6,200	(6,400)		-
Director Fees			44,118	441	7,059			7,500
Balance at March 31, 2016	-	-	38,181,635	381,816	19,337,939	(6,400)	(14,059,787)	5,653,568

Net Income							1,706,198	1,706,198
Employee compensation-stock option					53,745			53,745
Exercise of stock options			36,000	360	11,520	6,400		18,280
Director Fees			41,668	417	9,583			10,000

Balance at March 31, 2017	-	$-	38,259,303	$382,593	$19,412,787	$-	$(12,353,589)	$7,441,791

See notes to the consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company,” “SMC”, “The Singing Machine”), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”) and SMC-Music, Inc. (“SMC-M”), are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. The products are sold directly to distributors and retail customers.

China Sinostar Group Company Limited (“Sinostar”) (formerly Shihua Development Company Limited), through its wholly owned subsidiary koncepts International Limited (“koncepts”), is a major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2017. Sinostar is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Sinostar’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Sinostar, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Sinostar and its subsidiaries collectively referred to herein as the “Sinostar Group” or “Sinostar”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Sinostar, owning approximately 2% of our common stock. In total, the Sinostar Group owns approximately 51% of the Company’s shares of common stock. In July 2014, under a restructuring arrangement, Star Light Electronics Company Ltd was separated from the Sinostar Group and is partly and indirectly held by our Chairman, Philip Lau. In March 2015, Starlight R&D Ltd was also separated from the Sinostar Group and is no longer a related party of our company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMC-L, and SMC-M. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

USE OF ESTIMATES

The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, warranty reserves, inventory reserves and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Historically, past changes to these estimates have not had a material impact on the Company’s financial condition. However, circumstances could change which may alter future expectations.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be in an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other allowances based upon historical collection experience. The Company is subject to chargebacks from customers for cooperative marketing programs, defective returns, return freight and handlingcharges that are deducted from open invoices and reduce collectability of open invoices. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at March 31, 2017 and March 31, 2016 are $150,665 and $21,256, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of March 31, 2017 and 2016 the Company had inventory reserves of $700,000 and $760,000, respectively, for estimated excess and obsolete inventory.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, obligations to clients for returns and allowances, subordinated debt to Starlight Marketing Development, Ltd. (related party) and net due to related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the note payable to Ram Light Management, Ltd. (related party) approximates fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 6.3%, 5.5%, and 8.1% of the gross sales for the twelve months ended March 31, 2017, 2016, and 2015, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the consolidated statements of income.

STOCK-BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2017, 2016 and 2015 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2017, 2016 and 2015, the stock option expense was $53,745, $16,714 and $38,808, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the year ended March 31, 2017: expected dividend yield 0%, risk-free interest rate of 0.55%, volatility 145.0% and expected term of three years.

●	For the year ended March 31, 2016: expected dividend yield 0%, risk-free interest rate of 0.26% to 0.59%, volatility 107.6% to 119.9% and expected term of three years.

●	For the year ended March 31, 2015: expected dividend yield 0%, risk-free interest rate of 0.26%, volatility 142.9% and expected term of three years.

The Company’s directors were issued shares of stock as compensation for their service. For the years ended March 31, 2017, 2016 and 2015, the stock compensation expense to directors was $10,000, $7,500 and $7,500, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 10% of the purchase. The customers have to advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2017, 2016 and 2015 was $2,743,571, $2,703,076 and $1,599,629 respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of, general and administrative expenses in the consolidated statements of income. For the years ended March 31, 2017, 2016 and 2015, these amounts totaled $141,202, $196,847 and $114,526, respectively.

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

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of March 31, 2017, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

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

The amendments in this ASU are now effective for annual reporting periods beginning April 1, 2018 including interim periods within that reporting period. Management plans to adopt ASU 2014-09 using the full retrospective method of implementation. Management has assessed the effect of implementing ASU 2014-09 to determine the effect on the Company’s financial statements. After examining the Company’s performance obligations in its contracts, most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (between 6 and 9 months) after goods have been shipped. Currently, the Company recognizes a liability for the estimated net amount of sales less related cost of goods sold of expected returned goods at the time of sale. The liability for defective goods is included in warranty provisions on the consolidated balance sheets. The implementation of ASU 2014-09 will require that the cost of the estimated returned goods be reflected in inventory and the amount of estimated sales to be credited to the customer be recognized in liabilities on the consolidated balance sheets.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right- of use asset and a lease liability on its Balance Sheet regardless of whether a lease is identified as financial lease or an operating lease. If the lease is identified as a financial lease, then the lessee must recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. If the lease is identified as and operating lease then the lessee must recognize a single lease cost in the statement of income, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Both quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning April 1, 2019; including interim periods within those fiscal years, with early adoption permitted. Management has assessed the effect of implementing ASU 2016-02 to determine the effect on the Company’s financial statements. The Company has several operating leases of which two are long-term real estate agreements that are subject to the requirements of ASU 2016-02 which will have a significant impact on the Company’s consolidated financial statements and will require recognition of a right-to-use asset and a liability for payments.

NOTE 3 - INVENTORIES

Inventories are comprised of the following components:

	March 31, 2017	March 31, 2016

Finished Goods	$6,126,346	$4,450,975
Less: Inventory Reserve	700,000	760,000

Total Inventories	$5,426,346	$3,690,975

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	MARCH 31, 2017	MARCH 31, 2016

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	7 years	4,312	4,312
Warehouse equipment	7 years	238,471	224,106
Molds and tooling	3-5 years	2,626,813	2,492,950
		3,155,246	3,007,018
Less: Accumulated depreciation		2,742,441	2,576,416
		$412,805	$430,602

Depreciation expense for fiscal years ended 2017, 2016, and 2015 was $166,025, $171,785, and $130,254, respectively.

NOTE 5 - OBLIGATIONS TO CLIENTS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time clients are given to return defective product, it is not uncommon for clients to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in clients’ accounts receivable are reclassified to obligations to clients for returns and allowances in current liabilities on the Consolidated Balance Sheets. Client requests for payment of a credit balance are reclassified from obligations to clients for returns and allowances to accounts payable on the Consolidated Balance Sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of March 31, 2017 and March 31, 2016, obligations to clients for returns and allowances reclassified from accounts receivable were $38,460 and $121,092 respectively.

NOTE 6 – LINE OF CREDIT

On July 14, 2014, the Company executed a three-year revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”). The Revolving Credit Facility has a three year term expiring on July 14, 2017. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 and is reduced to a maximum of $7,500,000 between January 1 and July 31. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

Interest on the Revolving Line of Credit is accrued at 2% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 3.5% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the fiscal years ended March 31, 2017, 2016 and 2015 the Company incurred interest expense of $145,143, $142,332 and $163,017, respectively on amounts borrowed against the line of credit. During the fiscal years ended March 31, 2017, 2016 and 2015 the Company incurred an unused facility fee of $30,476, $19,552 and $13,283, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $2,500,000. Costs associated with securing the Revolving Credit Facility of approximately $222,000 were deferred and are amortized over the term of the agreement. During the fiscal years ended March 31, 2017, 2016 and 2015 the Company incurred amortization expense of $74,077, $74,077 and $52,471, respectively associated with the amortization of deferred financing costs.

As a condition of the Revolving Credit Facility, a portion of the Company’s related-party debt with Ram Light Management, Ltd. in the amount of $1,100,000 was converted to a note payable with Ram Light Management, Ltd. (“Ram Light Note”). The Ram Light Note bears interest at 6% per annum with quarterly payments of $150,000 (including principal and interest) payable beginning December 31, 2014. As of March 31, 2017 the Ram Light Note was paid in full. During the fiscal years ended March 31, 2017, 2016 and 2015 the Company recognized interest expense on the Ram Light Note in the amount of $25,377, $63,921 and $46,495, respectively which is classified as accrued expenses on the consolidated balance sheets.

On June 22, 2017 the Company renewed the Revolving Credit Facility for another three year term expiring July 15, 2020. The following amendments were included as part of the renewal agreement:

●	Up to 90% of eligible Foreign Credit Insured A/R, not to exceed 60 days past due or 90 days from invoice date.

●	Up to the lesser of (a) 60% of the cost of eligible inventory or (b) 85% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required).

●	Elimination of all-time $500,000 block.

●	Applicable reserves including a dilution reserve equal to 100% of the Company’s advertising and return accrual reserves. If in any month the Accrual Reserve is higher than A/R availability, the reserve will be limited to the A/R availability amount.

●	Inventory availability limited to $5,000,000.

●	$500M eligible in-transit inventory sublimit within the $5.0MM total inventory.

●	Capital expenditures limited to $300,000 per year for compliance with quarterly financial covenants.

●	Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate.

●	A provision for the Company to request an additional $5,000,000 of availability during peak season between August 1 and December 31 if required.

In addition to the amendments above and in addition to the maximum availability limits the renewal agreement also includes a two-year term note in the amount of $1,000,000 the proceeds to be used to pay down a portion of the remaining subordinated related party debt of approximately $1,927,000. The term note will bear interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note will be payable in quarterly installments of $125,000 plus accrued interest with the first installment due on August 1, 2017.

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $927,000. Provision has also been made to allow repayment of the remaining $927,000 in quarterly installments of $125,000 including interest accrued at 6% per annum commencing August 1, 2017 provided liquidity tests as defined in the original agreement are met.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

In November and December 2016, U.S. Customs and Border Protection (CBP) issued Notice of Seizure letters relating to three shipments of one of the Company’s products purchased from a Canadian distributor with a total value of approximately $193,000. The letter addressed 1,710 units of certain merchandise at the U.S. Port of Entry in Blaine, Washington, all of which were held at a bonded warehouse in Blaine, Washington. Management subsequently provided the CPB with valid licensing agreements that were active relating to these particular shipments and in February 2017, the CPB released the goods from custody and closed the matter. Prior to the year ended March 31, 2017, 568 of the units had been returned to our California warehouse with the remaining 1,142 units returned in April 2017.

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau expiring at varying dates. The lease for our office facilities in Fort Lauderdale, Florida expired on December 31, 2016. On August 31, 2016 we signed a lease extension that included the current occupied space as well as additional office space adjacent to our current space. The lease extension will commence upon completion of tenant improvements and will terminate 78 months after commencement. During the tenant improvement construction period the rent will remain the same as the expired lease and will be paid on a month-to-month basis. Rent expense for the years ended March 31, 2017, 2016 and 2015 was $641,346, $623,659 and $623,589 respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2017 are as follows:

Operating Leases
For fiscal year ending
March 31,
2018	$503,825
2019	519,518
2020	524,272
2021	218,446
$1,766,061

The future minimum lease payments do not include payments related to the 78 month lease extension due to the contingent commencement date.

NOTE 8 - SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2017, 2016, and 2015, the Company issued the following common stock shares:

Fiscal 2017:

On November 6, 2016, the Company issued 36,000 shares of its common stock to two employees who exercised stock options at an exercise price of $.33 per share.

On August 10, 2016, the Company issued 41,668 shares of its common stock to our Board of Directors at $0.24 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2017.

Fiscal 2016:

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

Fiscal 2015:

On September 5, 2014 the Company issued 46,875 shares of its common stock to our Board of Directors at $0.16 per share, pursuant to our annual director compensation plan.

EARNINGS PER SHARE

In accordance with FASB ASC 210, “Earnings per Share”, basic earnings per share are computed by dividing the net earnings for the year by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing earnings for the year by the weighted average number of common shares outstanding including the effect of common stock equivalents.

As of March 31, 2017 there were common stock equivalents to purchase 1,970,000shares of common stock of which 1,870,000 were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2016 there were common stock equivalents to purchase 1,972,000 shares of common stock of which 1,580,000 were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2015 there were common stock equivalents to purchase 1,896,000shares of common stock of which 880,000 were included in the computation of diluted earnings per share.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2017, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2017.

A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,972,000	$0.19	1,896,000	$0.22	1,896,000	$0.22
Granted	100,000	0.32	170,000	0.23	60,000	0.17
Exercised	(36,000)	0.33	(20,000)	0.32	-	-
Forfeited	(66,000)	0.88	(74,000)	0.45	(60,000)	0.76
Balance at end of period	1,970,000	$0.16	1,972,000	$0.19	1,896,000	$0.20

Options exercisable at end of period	1,870,000	$0.18	1,802,000	$0.18	1,836,000	$0.20

The following table summarizes information about employee stock options outstanding at March 31, 2017:

Range of Exercise Price		Number Outstanding at March 31, 2017	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2017	Weighted Average Exercise Price
$.03 - $.33		1,850,000	5.5	0.15	1,750,000	0.13
$.45 - $.93		120,000	1.0	0.45	120,000	0.45
	*	1,970,000			1,870,000

* Total number of options outstanding as of March 31, 2017 includes 260,000 options issued to three directors as compensation and 770,000 options issue to key employees that were not issued from the Plan.

NOTE 9 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau, China. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2017, 2016 and 2015, the Macau Subsidiary recorded no tax provision.

The U.S. Federal net operating loss carryforward is subject to an IRS Section 382 limitation. As of March 31, 2017 and 2016 the Company had net deferred tax assets of approximately $1.5 million and $2.4 million respectively.

The income tax provision (benefit) for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components for 2017, 2016 and 2015:

	2017	2016	2015
Income tax provision:
Current:
Federal	$87,751	$-	$-
State	-	-	-

Total current Federal and State	$87,751	$-	$-

Deferred:
Federal	$849,983	$(89,718)	$80,836
State	79,339	(11,658)	11,865

Total Deferred Federal and State	$929,322	$(101,376)	$92,701

Total income tax (benefit) provision	$1,017,073	$(101,376)	$92,701

The United States and foreign components of income (loss) before income taxes are as follows:

	2017	2016	2015

United States	$2,507,010	$1,406,301	$161,255
Foreign	216,261	195,713	101,604
	$2,723,271	$1,602,014	$262,859

The actual tax (benefit) provision differs from the “expected” tax expense for the years ended March 31, 2017, 2016 and 2015 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2017	2016	2015

Expected tax expense	$925,912	$544,684	$89,372
State income taxes, net of Federal income tax benefit	36,195	19,420	(97)
Permanent differences	11,559	11,176	7,507
Deemed Dividend	73,521	80,207	37,563
Change in valuation allowance	-	(708,385)	(91,034)
Tax rate differential on foreign earnings	(73,529)	(75,007)	(39,272)
Other	43,415	26,529	88,662
Actual tax (benefit) provision	$1,017,073	$(101,376)	$92,701

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2017	2016
Deferred tax assets:
Federal net operating loss carryforward	$476,003	$1,481,531
State net operating loss carryforward	242,418	277,673
AMT credit carryforward	139,754	52,004
Inventory differences	436,695	443,749
Allowance for doubtful accounts	46,837	19,614
Reserve for sales returns	79,026	112,100
Stock option compensation expense	93,178	80,489
Stock warrants	35,822	38,863
Accrued Vacation	10,767	11,212
Total deferred tax assets	1,560,500	2,517,235
Deferred tax liability:
Depreciation	(81,291)	(108,704)
Net deferred tax assets before valuation allowance	1,479,209	2,408,531
Valuation allowance	-	-
Net deferred tax assets	$1,479,209	$2,408,531

During the fiscal year ended March 31, 2016 the Company released the remaining valuation allowance on the Company’s deferred tax assets. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. As of March 31, 2016 the analysis indicated that it is more likely than not that the deferred tax assets recorded will be realized. As a result, the remaining approximately $0.7 million of the valuation allowance was released during the fiscal year ended March 31, 2016.

At March 31, 2017, the Company has federal tax net operating loss carryforwards in the amount of approximately $1.4 million that begin to expire in the year 2029. The net operating loss carryforward is subject to an IRS Section 382 limitation. There will be approximately $160,000 per year available to use in beginning Fiscal 2018. In addition, the Company has state tax net operating loss carryforwards in the amount of approximately $5.6 million that will begin to expire beginning in 2025.

The Company is no longer subject to income tax examinations for fiscal years before 2014.

NOTE 10 - SEGMENT INFORMATION

The Company operates in one segment. The majority of sales to customers outside of the United States are made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	2017	2016	2015

North America	$50,063,572	$46,100,000	$38,251,520
Europe	2,835,085	2,277,434	810,049
Australia	-	218,066	212,400
South Africa	20,571	261,044	-
Others	-	-	34,312
	$52,919,228	$48,856,544	$39,308,281

The geographic area of sales is based primarily on where the product was delivered.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2017, 2016, and 2015 totaled $45,567, $48,993 and $36,802, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Income. The Company does not provide any post-employment benefits to retirees.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers whose credit worthiness have been evaluated by management. At March 31, 2017, 46% of accounts receivable were due from one customer in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 46% at March 31, 2017. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 60% at March 31, 2016. The Company performs ongoing credit evaluations of its customers.

Revenues derived from five customers in 2017, 2016, and 2015 were 79%, 76% and 77% of total revenues, respectively. Revenues derived from top three customers in 2017, 2016 and 2015 as percentage of the total revenue were 30%, 20% and 10%; 25%, 23% and 10%; and 27%, 20% and 11%, respectively. The loss of any of these customers could have an adverse impact on the Company.

Net sales derived from the Macau Subsidiary aggregated $6.5 million in 2017, $6.3 million in 2016 and $5.0 million in 2015.

The Company is dependent upon foreign companies for the manufacture of all of its electronic products. The Company’s arrangements with manufacturers are subject to the risk of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors, which could have an adverse impact on its business. The Company believes that the loss of any one or more of their suppliers would not have a long-term material adverse effect because other manufacturers with whom the Company does business would be able to increase production to fulfill their requirements. However, the loss of certain suppliers in the short-term could adversely affect business until alternative supply arrangements are secured.

During fiscal years 2017, 2016, and 2015, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all of the Company’s hardware purchases.

NOTE 13 –RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On March 31, 2017 and 2016, the Company had $0 and $26,152, respectively due from related parties for goods and services sold these companies.

On March 31, 2017 and 2016 the Company had $0 and $400,000 due to Ram Light Management, Ltd. for prior years purchases of karaoke hardware. Effective October 1, 2015 the amount due to Ram Light began bearing interest at 6% per annum. The Company paid $7,850 and $16,179 in interest expense to Ram Light for the fiscal years ended March 31, 2017 and 2016, respectively.

In connection with the Revolving Line of Credit agreement there was a conversion of past due trade payables to a note payable of $1,100,000 to Ram Light Management, Ltd. on July 15, 2014. As of March 31, 2017 and 2016 the principal amount due on the note was $0 and $696,612, respectively. The note bore interest at 6% per annum and the Company recognized interest expense in the amount of $25,377 and $63,921 for the fiscal years ended March 31, 2017 and 2016, respectively.

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt from and Starlight Marketing Development, Ltd. in the amount of $1,924,431(“Starlight Debt”). Since the original agreement expires on July 14, 2017 the subordinated related party debt was classified as a current liability as of March 31, 2017 and a long-term liability as of March 31, 2016 on the accompanying consolidated balance sheets.

In connection with the renewal of the Revolving Credit Facility on June 22, 2017, the Starlight Debt remains subordinated however, PNC Bank authorized a two-year term note in the amount of $1,000,000 the proceeds of which are to be used to pay down a portion of the $1,924,431 leaving a balance due on the Starlight Debt of $924,431. The term note will bear interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note will be payable in quarterly installments of $125,000 plus accrued interest with the first installment due on August 1, 2017 and will have a current and long-term component. Provision has also been made to allow repayment of the remaining $924,431 in quarterly installments of $125,000 including interest accrued at 6% per annum commencing August 1, 2017 provided liquidity tests as defined in the original agreement are met. The remaining Starlight Debt will have a current and long-term component.

TRADE

During Fiscal 2017, 2016 and 2015 the Company sold approximately $0, $0 and $285,000, respectively to Star Light Electronics Company, Ltd. (“SLE”), a related company, for direct shipments to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to SLE for Fiscal 2017, 2016 and 2015 was NA, NA and 16.5%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company received approximately $0, $0 and $181,000 respectively in licensing fees from SEC for sales of the Company’s products that were sold directly to Cosmo by SLE. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company purchased products approximately $$1,045,000, $4,397,000 and $0, respectively from SLE. These purchases were a component of cost of sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company paid approximately $73,000, $149,000 and $144,000 respectively to SLE as reimbursement for engineering and quality control services performed on our behalf in China. During Fiscal 2017, 2016 and 2015 the Company received $189,000, $60,000 and $60,000 from SLE as reimbursement for customer support services performed by the Company on behalf of SLE. In Fiscal 2017, 2016 and 2015 the Company also paid non-recurring engineering fees to SLE of approximately $43,000, $22,000 and $0, respectively. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2017, 2016 and 2015 the Company sold approximately $1,430,000, $1,655,000 and $1,249,000, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid.. The average gross profit margin on sales to Winglight for Fiscal 2017, 2016 and 2015 was 21.4%, 22.0% and 17.9%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company sold approximately $373,000, $969,000 and $272,000, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 31.8%, 18.4%, and 17.9%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2017, 2016 and 2015 the Company purchased products from Starlight Consumer Electronics USA, Inc, (“Starlight USA) an indirect wholly-owned subsidiary of Starlight International of approximately $37,000, $198,000 and $1,640,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. The goods were sold to the Company at net 60 day terms with interest of 6% per annum assessed on amounts on past due invoices. For Fiscal 2017, 2016 and 2015 the Company incurred approximately $0, $9,000 and $4,000, respectively of interest expense related to past due invoices. These amounts were included as a component of other expenses in the accompanying consolidated statements of income.

In Fiscal 2017, 2016 and Fiscal 2015 the Company purchased products of approximately $0 and $509,000 and $4,626,000, respectively, from Starlight R&D These amounts were included as a component of cost of goods sold in the accompanying consolidated statements of income. In addition, the Company purchased product repair and engineering services from Starlight R&D during Fiscal 2017, 2016 and Fiscal 2015 of approximately $3,000, $211,000 and $49,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income. These services were sold to the Company at net 60 day terms with interest of 6% per annum assessed on past due invoices. For Fiscal 2017, 2016 and Fiscal 2015 the Company incurred approximately $0, $0 and $18,000 of interest expense related to past due invoices.

In Fiscal 2017, 2016 and Fiscal 2015 the Company paid approximately $154,000, $38,000 and $0, respectively to Merrygain Holding Company, Ltd. (a related party subsidiary) for storage fees and other services provided to the Company by this subsidiary. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

The Company has annually renewable service and logistics agreements with affiliates of Sinostar. The affiliates pay the Company for services based on actual warehouse space occupied. For the years ended March 31, 2017, 2016 and 2015, the Company received approximately $48,000, $108,000 and $141,000, respectively, in service fees from affiliates that are included in general and administrative expenses in the accompanying consolidated statements of income.

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

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Fiscal Year Ended
	March 31, 2017	March 31, 2016
Estimated return and allowance liabilities at beginning of year	$292,500	$197,873
Costs accrued for new estimated returns and allowances	1,248,670	910,383
Return and allowance obligations honored	(1,317,470)	(815,756)

Estimated return and allowance liabilities at end of year	$223,700	$292,500

NOTE 15 – RESERVES

Data regarding asset reserves and allowances for Fiscal 2017, 2016, and 2015 are presented in the following table:

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance for	Costs and	End of
Description	Period	Expenses	Write off	Expenses	Period

Year ended March 31, 2017
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$51,179	$30,858	$-	$50,546	$132,583
Inventory reserve	$760,000	$310,000	$(370,000)	$-	$700,000

Year ended March 31, 2016
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$174,131	$-	$(124,621)	$1,669	$51,179
Deferred tax valuation allowance	$708,385	$-	$(708,385)	$-	$-
Inventory reserve	$421,000	$376,560	$(37,560)	$-	$760,000

Year ended March 31, 2015
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$172,465	$43,243	$(40,291)	$(1,286)	$174,131
Deferred tax valuation allowance	$799,419	$-	$(91,034)	$-	$708,385
Inventory reserve	$638,000	$250,000	$(467,000)	$-	$421,000

NOTE 16 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years 2017, 2016, and 2015 are set forth in the following table:

				Basic	Diluted
				Earnings	Earnings
			Net Earnings	(Loss)	(Loss)
	Sales	Gross Profit	(Loss)	Per Share	Per Share
	(In thousands)	(In thousands)	(In thousands)
2017
First quarter	$4,859	$1,144	$(437)	$(0.01)	$(0.01)
Second quarter	28,129	6,503	1,810	0.05	0.05
Third quarter	16,320	5,036	1,312	0.03	0.03
Fourth quarter	3,611	1,153	(979)	(0.03)	(0.03)
Fiscal Year 2017	$52,919	$13,836	$1,706	$0.04	$0.04

2016
First quarter	$3,467	$858	$(495)	$(0.01)	$(0.01)
Second quarter	21,061	4,951	1,071	0.03	0.03
Third quarter	20,667	5,601	2,007	0.05	0.05
Fourth quarter	3,662	509	(880)	(0.03)	(0.03)
Fiscal Year 2016	$48,857	$11,919	$1,703	$0.04	$0.04

2015
First quarter	$2,545	$516	$(500)	$(0.01)	$(0.01)
Second quarter	15,952	3,162	321	0.01	0.01
Third quarter	18,086	4,052	1,034	0.03	0.03
Fourth quarter	2,725	581	(685)	(0.02)	(0.02)
Fiscal Year 2015	$39,308	$8,311	$170	$0.00	$0.00

