Form 10-Q
period 2017-06-30
SINGING MACHINE CO INC
filed 2017-08-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	38,259,303 as of August 14, 2017

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$430,944	$2,305,439
Accounts receivable, net of allowances of $126,555 and $132,583, respectively	2,762,249	1,655,518
Due from PNC Bank	-	242,859
Accounts receivable related party - Cosmo Communications Canada, Ltd	241,128	-
Accounts receivable related party - Winglight Pacific, Ltd	310,772	-
Accounts receivable related party - other	5,747	-
Inventories, net	8,661,876	5,426,346
Prepaid expenses and other current assets	397,621	81,278
Deferred financing costs	13,333	21,606
Total Current Assets	12,823,670	9,733,046

Property and equipment, net	554,928	412,805
Other non-current assets	11,523	11,523
Deferred financing costs, net of current portion	26,667	-
Deferred tax asset	1,762,335	1,479,209
Total Assets	$15,179,123	$11,636,583

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4,522,450	$1,381,870
Current portion of bank term note payable	500,000	-
Due to related party - Starlight Electronics Co., Ltd	79,824	-
Due to related party - Merrygain Holding Co.,Ltd	38,487	-
Due to related party - Starlight Consumer Electronics Co., Ltd.	31,476	-
Accrued expenses	726,287	626,331
Revolving line of credit	683,986	-
Obligations to customers for returns and allowances	108,175	38,460
Warranty provisions	93,989	223,700
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	446,221	1,924,431
Total Current Liabilities	7,230,895	4,194,792

Bank term note payable, net of current portion	500,000	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	478,210	-
Total Liabilities	8,209,105	4,194,792

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,259,303 shares issued and outstanding	382,593	382,593
Additional paid-in capital	19,468,024	19,412,787
Accumulated deficit	(12,880,599)	(12,353,589)
Total Shareholders’ Equity	6,970,018	7,441,791
Total Liabilities and Shareholders’ Equity	$15,179,123	$11,636,583

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended
	June 30, 2017	June 30, 2016

Net Sales	$3,939,733	$4,859,392

Cost of Goods Sold	2,860,584	3,715,709

Gross Profit	1,079,149	1,143,683

Operating Expenses
Selling expenses	463,747	424,878
General and administrative expenses	1,359,231	1,246,851
Depreciation	43,213	43,795
Total Operating Expenses	1,866,191	1,715,524

Loss from Operations	(787,042)	(571,841)

Other Expenses
Interest expense	(283)	(16,027)
Financing costs	(21,606)	(18,519)
Total Other Expenses	(21,889)	(34,546)

Loss Before Income Tax Benefit	(808,931)	(606,387)

Income Tax Benefit	281,921	169,314

Net Loss	$(527,010)	$(437,073)

Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,259,303	38,181,635

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net Loss	$(527,010)	$(437,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,213	43,795
Amortization of deferred financing costs	21,606	18,519
Change in inventory reserve	(375,000)	66,000
Change in allowance for bad debts	(6,028)	23,319
Stock based compensation	55,237	9,329
Change in net deferred tax asset	(283,126)	(198,588)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,100,703)	(2,092,830)
Due from PNC Bank	242,859	183,531
Accounts receivable - related parties	(557,647)	(325,333)
Inventories	(2,860,530)	(4,742,982)
Prepaid expenses and other current assets	(316,343)	(33,205)
Other non-current assets	-	(129)
Increase (decrease) in:
Accounts payable	3,140,580	5,604,524
Due to related parties	149,787	521,648
Accrued expenses	99,956	84,161
Obligations to clients for returns and allowances	69,715	(98,678)
Warranty provisions	(129,711)	(99,237)
Net cash used in operating activities	(2,333,145)	(1,473,229)
Cash flows from investing activities:
Purchase of property and equipment	(185,336)	(65,531)
Net cash used in investing activities	(185,336)	(65,531)
Cash flows from financing activities:
Net proceeds from revolving line of credit	683,986	-
Proceeds from bank term note	1,000,000	-
Proceeds from exercise of stock options	-	6,400
Payment of deferred financing costs	(40,000)	-
Payment on note payable related party - Ram Light Management, Ltd.	-	(138,537)
Payment on subordinated debt - related party	(1,000,000)	-
Payments on capital lease	-	(1,078)
Net cash provided by (used in) financing activities	643,986	(133,215)
Net change in cash	(1,874,495)	(1,671,975)

Cash at beginning of period	2,305,439	2,116,490
Cash at end of period	$430,944	$444,515

Supplemental disclosures of cash flow information:
Cash paid for interest	$283	$15,027
Cash paid for income taxes	$30,000	$-

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

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

NOTE 2- SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended June 30, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. The interim condensed consolidated financial statements should be read in conjunction with that report.

USE OF ESTIMATES

The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, warranty reserves, inventory reserves, the allowance for doubtful accounts and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Historically, past changes to these estimates have not had a material impact on the Company’s financial condition. However, circumstances could change which may alter future expectations.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at June 30, 2017 and March 31, 2017 are $180,371 and $150,665, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of June 30, 2017 and March 31, 2017, the Company had inventory reserves of $325,000 and $700,000, respectively, for estimated excess and obsolete inventory.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance FASB ASC 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, obligations to clients for returns and allowances, and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the bank term note payable and the subordinated debt to Starlight Marketing Development, Ltd. (related party) approximate fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

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

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2017 and 2016 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2017 and 2016, the stock option expense was $55,237 and $9,329, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 10% of the purchase. The customers have to advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2017 and 2016 was $235,300 and $205,050, respectively. As of June 30, 2017 and March 31, 2017 there was an accrual for cooperative advertising allowances of $207,132 and $167,378, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2017 and 2016, these amounts totaled $58,608 and $45,636 respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2018 is estimated to be approximately 35%. The effective tax rate for the full year ended March 31, 2017 was approximately 33%. As of June 30, 2017 and March 31, 2017, The Singing Machine had gross deferred tax assets of approximately $1.8 million and $1.5 million respectively. The Company recorded an income tax benefit of approximately $282,000 and $169,000 for the three months ended June 30, 2017 and 2016, respectively.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 30, 2017 there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of June 30, 2017, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2015 and subsequent years.

COMPUTATION OF LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average of common shares outstanding during the period. As of June 30, 2017 and 2016 total potential dilutive shares from common stock options amounted to approximately 1,870,000 and 1,605,000 shares, respectively, however these shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2017 and June 30, 2016 because their effect was anti-dilutive.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 on April 1, 2017 and the adoption had no effect on the condensed consolidated financial statements.

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

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s revolving credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the revolving credit facility from time to time (See Note 7 – BANK FINANCING). As of June 30, 2017 and March 31, 2017, PNC Bank owed the Company $0 and $242,859, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the revolving credit facility.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	June 30, 2017	March 31, 2017

Finished Goods	$6,849,815	$6,126,346
Inventory in Transit	2,137,061	-
Less:Inventory Reserve	325,000	700,000

Inventories, net	$8,661,876	$5,426,346

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	June 30, 2017	March 31, 2017

Computer and office equipment	5 years	$285,650	$285,650
Furniture and fixtures	7 years	45,707	4,312
Warehouse equipment	7 years	238,471	238,471
Molds and tooling	3-5 years	2,770,754	2,626,813
		3,340,582	3,155,246
Accumulated depreciation		2,785,654	2,742,441
		$554,928	$412,805

Depreciation expense for the three months ended June 30, 2017 and June 30, 2016 was $43,213 and $43,795, respectively.

NOTE 6 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to “obligations to customers for returns and allowances” in current liabilities on the condensed consolidated balance sheets. Client requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of June 30, 2017 and March 31, 2017, obligations to customers for returns and allowances reclassified from accounts receivable were $108,175 and $38,460, respectively.

NOTE 7 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and is reduced to a maximum of $7,500,000 between January 1 and July 31. At June 30, 2017 and March 31, 2017, the outstanding balance of the Revolving Credit Facility was $683,986 and $0, respectively. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

●	Up to 85% of the company’s eligible domestic and Canadian accounts receivable and up to 90% of eligible foreign credit insured accounts aged less than 60 days past due (not to exceed 90 days from invoice date, cross aged on the basis of 50% or more past due with certain specific accounts qualifying for up to 120 days from invoice date not to exceed 30 days from the due date; plus

●	Up to the lesser of (a) 60% of the cost of eligible inventory or (b) 85% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus

●	Applicable reserves including a dilution reserve equal to 100% of the Company’s advertising and return accrual reserves. Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Credit Facility includes the following sub-limits:

●	Letters of Credit to be issued limited to $3,000,000.

●	Inventory availability limited to $5,000,000.

●	$500,000 eligible in-transit inventory sublimit within the $5,000,000 total inventory.

●	Mandatory pay-down to $1,000,000 (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility must comply with the following quarterly financial covenants to avoid default:

●	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.

●	Capital expenditures limited to $300,000 per year.

As of June 30, 2017, the Company was in compliance with all financial covenants.

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended June 30, 2017 and 2016 the Company incurred interest expense of $283 and $0, respectively, on amounts borrowed against the line of credit. During the three months ended June 30, 2017 and 2016 the Company incurred an unused facility fee of $6,963 and $7,031, respectively, on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $924,431. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and will be amortized over the term of the agreement. During the three months ended June 30, 2017 and 2016 the Company incurred amortization expense of $21,606 and $18,519, respectively, associated with the amortization of deferred financing costs from the original Revolving Credit Facility.

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1,000,000 the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1,924,000 in June 2017. The term note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note is payable in quarterly installments of $125,000 plus accrued interest with the first installment due on August 1, 2017.

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $924,000. Provision has also been made to allow repayment of the remaining $924,000 in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau expiring at varying dates. The lease for our office facilities in Fort Lauderdale, Florida expired in 2016. On August 31, 2016 we signed a lease extension that included the current occupied space as well as additional office space adjacent to our current space. The lease extension will commence upon completion of tenant improvements and will terminate 78 months after commencement. During the tenant improvement construction period rent will remain the same as the expired lease and will be paid on a month-to-month basis. Rent expense for the three months ended June 30, 2017 and 2016 was $161,309 and $164,531, respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2017 are as follows:

Operating Leases
For period ending June 30,
2018	$504,183
2019	524,272
2020	524,272
2021	87,378
$1,640,105

NOTE 9 - STOCK OPTIONS

A summary of stock option activity for the three months ended June 30, 2017 is summarized below:

	June 30, 2017
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,970,000	$0.19
Granted	480,000	0.49
Exercised	-	-
Forfeited	-	-
Balance at end of period	2,450,000	$0.23

Options exercisable at end of period	1,870,000	$0.18

The following table summarizes information about employee stock options outstanding at June 30, 2017:

Range of Exercise Price	Number Outstanding at June 30, 2017	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2017	Weighted Average Exercise Price
$.03 - $.33	1,850,000	5.4	0.15	1,750,000	0.13
$.45 - $.93	600,000	6.2	0.48	120,000	0.45
*	2,450,000			1,870,000

NOTE 10 - GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three months ended June 30, 2017 and 2016 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2017	2016

North America	$3,568,122	$4,541,145
Europe	371,611	318,247
	$3,939,733	$4,859,392

The geographic area of sales was based primarily on the location where the product is delivered.

NOTE 11 –RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On June 30, 2017 and March 31, 2017, in the aggregate the Company had $557,647 and $0, respectively, due from related parties for goods and services sold to these companies.

On June 30, 2017 and March 31, 2017, the Company had amounts due to other related party companies in the amounts of $149,787 and $0 for goods, repair services, engineering fees, storage and administrative services provided to the Company by these related parties.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”) in the amount of $1,924,431. The Revolving Credit Facility renewal agreement includes a Term Note in the amount of $1,000,000, the proceeds of which were used to pay down a portion of the subordinated debt. The remaining subordinated debt of $924,431 bears interest at 6% and is scheduled to be paid in quarterly installments of $123,000 which include interest commencing September 30, 2017. With the current renewal agreement expiring on July 15, 2020 the subordinated debt has been classified as a current portion of $446,221 and a long-term portion of $478,210 as of June 30, 2017 on the condensed consolidated balance sheets. Since the original agreement expired on July 14, 2017 the subordinated related party debt was classified as a current liability as of March 31, 2017 on the condensed consolidated balance sheets.

TRADE

During the three months ended June 30, 2017 and June 30, 2016 the Company sold $310,772 and $192,976, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended June 30, 2017 and June 30, 2016 was 21.5% and 15.4%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2017 and June 30, 2016 the Company sold an additional $270,157 and $123,499, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company purchased products from Starlight Electronics Co. Ltd (“SLE”). The purchases from SLE for the three month periods ended June 30, 2017 and 2016 were $32,870 and $710,453 respectively. Product purchases were included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

The Company purchased services from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three month periods ended June 30, 2017 and 2016 were $79,824 and $51,900, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company purchased services from Merrygain Holding Co. Ltd, (“Merrygain”) a related party. The purchases from Merrygain for the three month periods ended June 30, 2017 and 2016 were $38,487 and $0, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company has annually renewable service and logistics agreements with affiliates of China Sinostar Group Co. Ltd. (“Sinostar”) The affiliates pay the Company for services based on actual warehouse space occupied. For the three month periods ended June 30, 2017 and 2016, the Company received approximately $5,000 and $18,671, respectively, in service fees from affiliates that are included in general and administrative expenses in the accompanying consolidated statements of income.

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

Changes in the Company’s warranty provision are presented in the following table:

	Three Months Ended
	June 30, 2017	June 30, 2016
Estimated warranty provision at beginning of period	$223,700	$292,500
Costs accrued for future estimated returns	104,976	109,245
Returns received	(234,687)	(208,482)
Estimated warranty provision at end of period	$93,989	$193,263

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three month periods ended June 30, 2017 and 2016 totaled $9,968 and $9,867, respectively. The amounts are included as a component of general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company does not provide any post-employment benefits to retirees.

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

The Company’s stock trades on the OTCQX Best Market under the ticker symbol “SMDM”.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2017 and 2016:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended
	June 30, 2017	June 30, 2016

Net Sales	100.0%	100.0%

Cost of Goods Sold	72.6%	76.5%

Gross Profit	27.4%	23.5%

Operating Expenses
Selling expenses	11.8%	8.7%
General and administrative expenses	34.5%	25.7%
Depreciation and amortization	1.1%	0.9%

Total Operating Expenses	47.4%	35.3%

Loss from Operations	-20.0%	-11.8%

Other Expenses
Interest expense	0.0%	-0.3%
Financing costs	-0.5%	-0.4%

Total Other Expenses	-0.5%	-0.7%

Loss before income tax benefit	-20.5%	-12.5%

Income tax benefit	7.1%	3.5%

Net Loss	-13.4%	-9.0%

QUARTER ENDED JUNE 30, 2017 COMPARED TO THE QUARTER ENDED JUNE 30, 2016

NET SALES

Net sales for the quarter ended June 30, 2017 decreased to $3,939,733 from $4,859,392, a decrease of $919,659 as compared to the same period ended June 30, 2016. This decrease was primarily due to timing shipments of special promotional goods made to a major customer of approximately $1,300,000 for a Black Friday promotion that were made during the quarter ended June 30, 2016 with comparable goods currently scheduled to ship in the quarter ending September 30, 2017. This decrease was offset by increases of approximately $300,000 in sales to both our Canadian and Europe distributors.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2017 decreased to $1,079,149 from $1,143,683 a decrease of $64,534 as compared to the same period in the prior year. There was a decrease in gross profit of approximately $202,000 due to decreased sales of Black Friday promotional goods which yield lower promotion priced gross margin to one major customer due to timing of shipments. This decrease was offset by the more favorable sales mix of non-promotional which yield stronger gross margin.

As a percentage of revenues, gross profit margin for the three months ended June 30, 2017 was 27.4% compared to 23.5% for the three months ended June 30, 2016. The increase of 3.9% was primarily due to a stronger sales mix of non-promotional goods that were shipped during the three-month period ended June 30, 2017 which yielded higher gross profit margin compared to last year’s first quarter mix of shipments which included $1,300,000 of special promotional sales which yielded a lower gross profit margin.

OPERATING EXPENSES

For the quarter ended June 30, 2017, total operating expenses increased to $1,866,191 compared to $1,715,524 from the same period in the prior year. This represents an increase in total operating expenses of $150,667 from the quarter ended June 30, 2016. Selling expenses increased by approximately $39,000 primarily due to an increase in outbound freight due to increased domestic shipments versus direct import during the three months ended June 30, 2017 compared to the three month period ended June 30, 2016.

General and administrative expenses increased by approximately $112,380 to $1,359,231 for the three months ended June 30, 2017 compared to $1,246,851 for the same period ended June 30, 2016. There was an increase in stock option compensation expense of approximately $46,000 associated with board and officers’ compensation. Expenses for increased services provided by related parties in China including quality control, inspection, storage services and new hires due to growth in sales increased by approximately $23,000. Payroll related expenses increased by approximately $29,000 due to new hires in both California and Florida locations to accommodate sales growth. The remaining increase in general and administrative expenses was primarily due to various other administrative expenses.

LOSS FROM OPERATIONS

Loss from operations increased $215,201 this quarter to $787,042 for the three months ended June 30, 2017 compared to a loss from operations of $571,841 for the same period ended June 30, 2016. There was a decrease in gross profit margin of approximately $65,000 due to decreased sales as explained in Net Sales and Gross Profit as well as an increase in operating expenses of approximately $150,000 as discussed in Operating Expenses above.

INCOME TAXES

For the three months ended June 31, 2017 and 2016 the Company recognized an income tax benefit of $281,921 and $169,314, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 35% and 33%, respectively, for fiscal year ending March 31, 2018 and fiscal year ended March 31, 2017.

NET LOSS

For the three months ended June 30, 2017 net loss increased to $527,010 compared to a net loss of $437,073 for the same period a year ago. The increase in net loss was primarily due to the same reasons discussed in Loss From Operations and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, Singing Machine had cash on hand of $430,944 as compared to cash on hand of $444,515 on June 30, 2016. We had working capital of approximately $5.6 million as of June 30, 2017.

Net cash used in operating activities was $2,333,145 for the three months ended June 30, 2017, as compared to $1,473,229 used in operating activities the same period a year ago. During the three month period ending June 30, 2017 there was a net loss of approximately $527,000, and an increase in accounts receivable of approximately $1,100,000 primarily due to a customer with 90-day payment terms. There was an increase in inventory of approximately $2,861,000 due to inventory received and in-transit in preparation for this year’s seasonal sales and an increase of approximately $316,000 in prepaid expenses primarily due to deposits on accessories to be shipped with finished products. There was a increase in accounts receivable from related parties of approximately $558,000 primarily due to seasonal shipments to Cosmo. These uses of cash were offset by an increase in accounts payable of approximately $3,100,000 primarily associated with the increase in inventory. These amounts used and provided by operating activities accounted for approximately 97% of the total net cash used in operating activities.

Net cash used in operating activities was $1,473,229 for the three months ended June 30, 2016. During the three month period ending June 30, 2016 there was an increase in accounts receivable of approximately $2,093,000 primarily due to early delivery of promotional items to one major customer. There was an increase in inventory of approximately $4,743,000 due to inventory received and in-transit in preparation for this year’s seasonal sales. There was an increase of approximately $325,000 in accounts receivable from related parties primarily due to seasonal shipments to Cosmo. These increases in cash used by operations were offset by an increase in trade accounts payable of approximately $5,605,000. There was also an increase in accrued expenses of approximately $84,000 associated with the ramp up of upcoming seasonal expenses.

Net cash used by investing activities for the three months ended June 30, 2017 was $185,336 as compared to $65,631 used by investing activities for the same period ended a year ago. Investment activity consisted of the purchase of molds and tooling of approximately $145,000 and office furniture of approximately $41,000 during the three months ended June 30, 2017. Investment activity during the three months ended June 30, 2016 consisted primarily of the purchase of molds and tooling.

Net cash provided financing activities for the three month period ended June 30, 2017 was $643,986 compared to cash used in financing activities of $133,215 for the same period ended of the prior year. We borrowed approximately $700,000 from our Revolving Credit Facility for working capital and we also received a term note from the bank of $1,000,000 the proceeds of which were used to pay down $1,000,000 of the subordinated related party debt.

As of June 30, 2017, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 during peak selling season (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for systems and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 84% and 85% of net sales in fiscal 2017 and 2016, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2017 Annual Report.

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

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 14, 2017	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

