Form 10-Q
period 2017-09-30
SINGING MACHINE CO INC
filed 2017-11-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	38,282,028 as of November 14, 2017

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	September 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$288,387	$2,305,439
Accounts receivable, net of allowances of $2,462,490 and $126,555, respectively	28,611,492	1,655,518
Due from PNC Bank	-	242,859
Accounts receivable related party - Cosmo Communications Canada, Ltd	52,984	-
Accounts receivable related party - Winglight Pacific, Ltd	1,110,479	-
Accounts receivable related party - other	6,625	-
Inventories, net	14,204,966	5,426,346
Prepaid expenses and other current assets	93,558	81,278
Deferred financing costs	13,336	21,606
Total Current Assets	44,381,827	9,733,046

Property and equipment, net	575,787	412,805
Other non-current assets	11,523	11,523
Deferred financing costs, net of current portion	23,331	-
Deferred tax asset	1,340,044	1,479,209
Total Assets	$46,332,512	$11,636,583

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$22,198,691	$1,381,870
Current portion of bank term note payable	500,000	-
Due to related party - Starlight Electronics Co., Ltd	30,121	-
Due to related party - Merrygain Holding Co.,Ltd	12,829	-
Due to related party - Starlight R&D, Ltd.	114,629	-
Accrued expenses	1,955,552	626,331
Revolving line of credit	11,548,522	-
Obligations to customers for returns and allowances	36,917	38,460
Warranty provisions	930,168	223,700
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	452,948	1,924,431
Total Current Liabilities	37,780,377	4,194,792

Bank term note payable, net of current portion	375,000	-
Subordinated related party debt - Starlight Marketing Development, Ltd.,
net of current portion	362,419	-
Total Liabilities	38,517,796	4,194,792

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-

Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,282,028 and 38,259,303 shares issued and outstanding, respectively	382,820	382,593
Additional paid-in capital	19,528,219	19,412,787
Accumulated deficit	(12,096,323)	(12,353,589)
Total Shareholders’ Equity	7,814,716	7,441,791
Total Liabilities and Shareholders’ Equity	$46,332,512	$11,636,583

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For Three Months Ended		For Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Sales	$32,802,163	$28,129,051	$36,741,896	$32,988,443

Cost of Goods Sold	25,064,608	21,626,419	27,925,192	25,342,128

Gross Profit	7,737,555	6,502,632	8,816,704	7,646,315

Operating Expenses
Selling expenses	2,381,456	2,227,223	2,845,203	2,652,101
General and administrative expenses	4,007,513	1,467,131	5,366,744	2,713,982
Depreciation	43,389	43,795	86,602	87,590
Total Operating Expenses	6,432,358	3,738,149	8,298,549	5,453,673

Income from Operations	1,305,197	2,764,483	518,155	2,192,642

Other Expenses
Interest expense	(95,298)	(67,038)	(95,581)	(83,065)
Financing costs	(3,333)	(18,520)	(24,939)	(37,039)
Total Other Expenses	(98,631)	(85,558)	(120,520)	(120,104)

Income Before Income Tax Provision	1,206,566	2,678,925	397,635	2,072,538

Income Tax Provision	(422,290)	(868,449)	(140,369)	(699,135)

Net Income	$784,276	$1,810,476	$257,266	$1,373,403

Income per Common Share
Basic	$0.02	$0.05	$0.01	$0.04
Diluted	$0.02	$0.05	$0.01	$0.04

Weighted Average Common and Common
Equivalent Shares:
Basic	38,274,371	38,205,186	38,266,878	38,193,247
Diluted	39,160,863	38,980,571	39,153,371	38,968,632

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net Income	$257,266	$1,373,403
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	86,602	87,590
Amortization of deferred financing costs	24,939	37,039
Change in inventory reserve	(375,000)	90,000
Change in allowance for bad debts	2,329,907	232,510
Stock based compensation	115,659	37,014
Change in net deferred tax asset	139,165	669,861
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(29,285,881)	(16,991,782)
Due from PNC Bank	242,859	184,392
Accounts receivable - related parties	(1,170,088)	(610,604)
Inventories	(8,403,620)	(5,025,669)
Prepaid expenses and other current assets	(12,280)	38,241
Other non-current assets	-	(129)
Increase (decrease) in:
Accounts payable	20,816,821	9,421,489
Due to related parties	157,579	(297,336)
Accrued expenses	1,329,221	1,316,102
Obligations to customers for returns and allowances	(1,543)	(101,199)
Warranty provisions	706,468	567,372
Net cash used in operating activities	(13,041,925)	(8,971,706)
Cash flows from investing activities:
Purchase of property and equipment	(249,584)	(76,428)
Net cash used in investing activities	(249,584)	(76,428)
Cash flows from financing activities:
Net proceeds from revolving line of credit	11,548,522	8,103,991
Proceeds from bank term note	1,000,000	-
Payment of bank term note	(125,000)	-
Proceeds from exercise of stock options	-	6,400
Payment of deferred financing costs	(40,000)	-
Payment on note payable related party - Ram Light Management, Ltd.	-	(229,163)
Payment on subordinated debt - related party	(1,109,064)	-
Payments on capital lease	-	(1,078)
Net cash provided by financing activities	11,274,458	7,880,150
Net change in cash	(2,017,052)	(1,167,984)

Cash at beginning of period	2,305,439	2,116,490
Cash at end of period	$288,387	$948,506

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,868	$53,107
Cash paid for income taxes	$30,000	$-

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended September 30, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be in an amount sufficient to respond to normal business conditions. Management sets reserves for customers in bankruptcy and other reserves based upon historical collection experience. The Company is subject to chargebacks from customers for cooperative marketing programs, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices. Due to Toys R Us filing for bankruptcy in September 2017, management has estimated that approximately $2,000,000 of unsecured accounts receivable may be uncollectible and as a result the Company has increased its reserve for doubtful accounts accordingly. As of September 30, 2017 and March 31, 2017 the allowance for doubtful accounts was approximately $2,462,000 and $127,000, respectively. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at September 30, 2017 and March 31, 2017 are approximately $238,000 and $151,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of September 30, 2017 and March 31, 2017, the Company had inventory reserves of $325,000 and $700,000, respectively, for estimated excess and obsolete inventory.

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

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and six months ended September 30, 2017 and 2016 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2017 and 2016, the stock option expense was $47,922 and $17,685, respectively. For the six months ended September 30, 2017 and 2016, the stock option expense was $103,159 and $27,014, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 10% of the purchase. The customers have to advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended September 30, 2017 and 2016 was $1,388,215 and $1,561,790, respectively. Advertising expense for the six months ended September 30, 2017 and 2016 was $1,623,515 and $1,766,840, respectively. As of September 30, 2017 and March 31, 2017 there was an accrual for cooperative advertising allowances of $1,174,983 and $167,378, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended September 30, 2017 and 2016, these amounts totaled $39,182 and $23,757, respectively. For the six months ended September 30, 2017 and 2016, these amounts totaled $97,790 and $69,393, respectively.

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

As of September 30, 2017 and March 31, 2017, The Singing Machine had gross deferred tax assets of approximately $1.3 million and $1.5 million respectively.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of September 30, 2017, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of September 30, 2017, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2015 and subsequent years.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. As of September 30, 2017 and 2016 total potential dilutive shares from common stock options amounted to approximately 2,450,000 and 2,072,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and six months ended September 30, 2017 and 2016.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

The amendments in this ASU are now effective for the Company for annual reporting periods beginning April 1, 2018 including interim periods within that reporting period. Management plans to adopt ASU 2014-09 using the full retrospective method of implementation. Management has assessed the effect of implementing ASU 2014-09 to determine the effect on the Company’s financial statements. After examining the Company’s performance obligations in its contracts, most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (between 6 and 9 months) after goods have been shipped. Currently, the Company recognizes a liability for the estimated net amount of sales less related cost of goods sold of expected returned goods at the time of sale. The liability for defective goods is included in warranty provisions on the consolidated balance sheets. The implementation of ASU 2014-09 will require that the cost of the estimated returned goods be reflected in inventory and the amount of estimated sales to be credited to the customer be recognized in liabilities on the consolidated balance sheets.

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

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s revolving credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the revolving credit facility from time to time (See Note 7 – BANK FINANCING). As of September 30, 2017 and March 31, 2017, PNC Bank owed the Company $0 and $242,859, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the revolving credit facility.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	September 30, 2017	March 31, 2017

Finished Goods	$13,082,633	$6,126,346
Inventory in Transit	1,447,333	-
Inventory Reserve	(325,000)	(700,000)

Inventories, net	$14,204,966	$5,426,346

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	September 30, 2017	March 31, 2017
		(unaudited)
Computer and office equipment	5 years	$286,928	$285,650
Furniture and fixtures	7 years	95,027	4,312
Warehouse equipment	7 years	238,471	238,471
Molds and tooling	3-5 years	2,784,404	2,626,813
		3,404,830	3,155,246
Accumulated depreciation		2,829,043	2,742,441
Property and equipment, net		$575,787	$412,805

Depreciation expense for the three months ended September 30, 2017 and September 30, 2016 was $43,389 and $43,795, respectively.

Depreciation expense for the six months ended September 30, 2017 and September 30, 2016 was $86,602 and $87,590, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

NOTE 6 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to “obligations to customers for returns and allowances” in current liabilities on the condensed consolidated balance sheets. Client requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of September 30, 2017 and March 31, 2017 obligations to customers for returns and allowances reclassified from accounts receivable were $36,917 and $38,460, respectively.

NOTE 7 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and is reduced to a maximum of $7,500,000 between January 1 and July 31. At September 30, 2017 and March 31, 2017, the outstanding balance of the Revolving Credit Facility was $11,548,522 and $0, respectively. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

As of September 30, 2017, the Company was in compliance with all financial covenants.

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended September 30, 2017 and 2016 the Company incurred interest expense of $73,760 and $52,076, respectively, on amounts borrowed against the Revolving Credit Facility. During the six month periods ended September 30, 2017 and 2016, the Company incurred interest expense of $74,046 and $52,076 respectively on amounts borrowed against the Revolving Credit Facility. During the three month periods ended September 30, 2017 and 2016, the Company incurred an unused facility fee of $7,115 and $8,233, respectively on the unused portion of the Revolving Credit Facility. During the six month periods ended September 30, 2017 and 2016, the Company incurred an unused facility fee of $14,078 and $15,264 respectively on the unused portion of the Revolving Credit Facility.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of $924,431. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and are being amortized over the term of the agreement. During the three months ended September 30, 2017 and 2016 the Company incurred amortization expense of $3,333 and $18,250, respectively, associated with the amortization of deferred financing costs from the original Revolving Credit Facility. During the six month periods ended September 30, 2017 and 2016, the Company incurred amortization expense of $24,939 and $37,039, respectively.

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1,000,000 the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1,924,000 in June 2017. The Term Note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The Term Note is payable in quarterly installments of $125,000 plus accrued interest with the first installment paid on August 1, 2017. During the three and six month periods ended September 30, 2017 and 2016 the Company incurred interest expense of $7,610 and $0 respectively on the Term Note.

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $924,000. Provision has also been made to allow repayment of the remaining $924,000 in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. During the three and six month periods ended September 30, 2017 and 2016 the Company incurred interest expense of $13,959 and $0 respectively on the related party subordinated debt.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau expiring at varying dates. On August 31, 2016 we signed a lease extension for our office facilities in Fort Lauderdale, Florida that included the current occupied space as well as additional office space adjacent to our current space. The lease extension commenced on October 1, 2017 with the completion of tenant improvements and will terminate on March 31, 2024. Rent expense for the three months ended June 30, 2017 and 2016 was $161,310 and $155,906, respectively. Rent expense for the six months ended September 30, 2017 and 2016 was $322,619 and $320,437, respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2017 are as follows:

Operating Leases
For period ending September 30,
2018	$519,748
2019	509,295
2020	524,272
2021	480,582
2022 and beyond	156,328
$2,190,225

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

NOTE 9 - STOCK OPTIONS

A summary of stock option activity for the six months ended September 30, 2017 is summarized below:

	September 30, 2017
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,970,000	$0.19
Granted	480,000	0.49
Exercised	-	-
Forfeited	-	-
Balance at end of period	2,450,000	$0.23

Options exercisable at end of period	1,970,000	$0.17

The following table summarizes information about employee stock options outstanding at September 30, 2017:

Range of Exercise Price	Number Outstanding at September 30, 2017	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2017	Weighted Average Exercise Price
$.03 - $.33	1,850,000	5.1	0.15	1,850,000	0.15
$.45 - $.93	600,000	5.9	0.48	120,000	0.45
*	2,450,000			1,970,000

NOTE 10 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and six months ended September 30, 2017 and 2016 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2017	2016	2017	2016

North America	$30,061,409	$25,937,100	$33,629,531	$30,478,245
Europe	2,644,141	2,171,380	3,015,752	2,489,627
South Africa	96,613	20,571	96,613	20,571
	$32,802,163	$28,129,051	$36,741,896	$32,988,443

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 11 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On September 30, 2017 and March 31, 2017, in the aggregate the Company had $1,170,088 and $0, respectively, due from related parties for goods and services sold to these companies.

On September 30, 2017 and March 31, 2017, the Company had amounts due to other related party companies in the amounts of $157,579 and $0 for goods, repair services, engineering fees, storage and administrative services provided to the Company by these related parties.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”) in the amount of $1,924,431. The Revolving Credit Facility renewal agreement includes a Term Note in the amount of $1,000,000, the proceeds of which were used to pay down a portion of the subordinated debt. The remaining subordinated debt of $924,431 bears interest at 6% and is scheduled to be paid in quarterly installments of $123,000 which include interest and commenced September 30, 2017. With the current renewal agreement expiring on July 15, 2020 the subordinated debt has been classified as a current portion of $452,948 and a long-term portion of $362,419 as of September 30, 2017 on the condensed consolidated balance sheets. Since the original agreement expired on July 14, 2017 the subordinated related party debt was classified as a current liability as of March 31, 2017 on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2017 and 2016 the Company incurred interest expense of $13,959 and $0, respectively, related to the subordinated debt.

TRADE

During the three months ended September 30, 2017 and September 30, 2016 the Company sold approximately $1,151,000 and $1,001,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended September 30, 2017 and September 30, 2016 was 21.9% and 22.9%, respectively. During the six months ended September 30, 2017 and September 30, 2016 the Company sold approximately $1,462,000 and $1,194,000, respectively to Winglight at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the six months ended September 30, 2017 and September 30, 2016 was 21.8% and 21.7%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

During the three months ended September 30, 2017 and September 30, 2016 the Company sold approximately $53,000 and $195,000, respectively of product to Cosmo from its California warehouse facility. During the six months ended September 30, 2017 and September 30, 2016 the Company sold approximately $323,000 and $318,000, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

The Company purchased services from Starlight R&D, Ltd, (“SLRD”) a related party. The purchases from SLRD for the three months ended September 30, 2017 and 2016 were approximately $0 and $10,000, respectively. The purchases from SLRD for the six months ended September 30, 2017 and 2016 were approximately $10,000 and $23,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company purchased products from Starlight Electronics Co. Ltd (“SLE”). The purchases from SLE for the three month periods ended September 30, 2017 and 2016 were approximately $96,000 and $287,000, respectively. The purchases from SLE for the six month periods ended September 30, 2017 and 2016 were approximately $129,000 and $998,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of income.

The Company purchased services from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three month periods ended September 30, 2017 and 2016 were approximately $0 and $46,000, respectively. The purchases from SCE for the six month periods ended September 30, 2017 and 2016 were approximately $79,000 and $98,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company purchased services from Merrygain Holding Co. Ltd, (“Merrygain”) a related party. The purchases from Merrygain for the three month periods ended September 30, 2017 and 2016 were approximately $38,000 and $38,000, respectively. The purchases from Merrygain for the nine month periods ended September 30, 2017 and 2016 were approximately $76,000 and $76,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company has annually renewable service and logistics agreements with affiliates of China Sinostar Group Co. Ltd. (“Sinostar”) The affiliates pay the Company for services based on actual warehouse space occupied. For the three month periods ended September 30, 2017 and 2016, the Company received approximately $13,000 and $23,000 respectively, in service fees from affiliates. For the six month periods ended September 30, 2017 and 2016, the Company received approximately $18,000 and $41,000, respectively, in service fees from affiliates. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

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

Changes in the Company’s warranty provision are presented in the following table:

	Six Months Ended
	September 30, 2017	September 30, 2016
Estimated warranty provision at beginning of period	$223,700	$292,500
Costs accrued for future estimated returns	1,101,597	874,402
Returns received	(395,129)	(307,030)

Estimated warranty provision at end of period	$930,168	$859,872

NOTE 13- COMMON STOCK ISSUANCES

On August 1, 2017, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2017. The Company recorded director compensation of $12,500 during the three and six months ended September 30, 2017.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three month periods ended September 30, 2017 and 2016 totaled $14,410 and $12,362, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the six month periods ended September 30, 2017 and 2016 totaled $24,378 and $22,229, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 15 – CONCENTRATION OF SALES RISK

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. Revenues derived from the Company’s five largest customers for the three months ended September 30, 2017 and 2016 were approximately 89% and 88% respectively, of total net revenues. Revenues derived from the Company’s top five customers for the six months ended September 30, 2017 and 2016 were approximately 85% and 86% of total net revenues, respectively. Toys R Us was one of the Company’s top five customers for the three and six months ended September 30, 2017 and 2016. For the three months ended September 30, 2017 and 2016, Toys R Us accounted for approximately 15% and 20% of net sales, respectively. For the six months ended September 30, 2017 and 2016, Toys R Us accounted for approximately 16% and 19% of net sales, respectively.

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

Representative customers include Amazon, BJ’s Wholesale, Best Buy, Costco, Sam’s Club, Target, Toys R Us, and Wal-Mart. Our business has historically been subject to seasonal fluctuations causing our revenues to vary from quarter to quarter and between the same periods in different fiscal years. Our products are manufactured for the most part based on the purchase indications of our customers. We are uncertain of how significantly our business would be harmed by a prolonged economic recession, but we anticipate that continued contraction of consumer spending would negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of income as a percentage of net sales for the three months and six months ended September 30, 2017 and 2016:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	76.4%	76.9%	76.0%	76.8%

Gross Profit	23.6%	23.1%	24.0%	23.2%

Operating Expenses
Selling expenses	7.3%	7.9%	7.7%	8.0%
General and administrative expenses	12.2%	5.2%	14.6%	8.2%
Depreciation and amortization	0.1%	0.2%	0.2%	0.3%

Total Operating Expenses	19.6%	13.3%	22.5%	16.5%

Income from Operations	4.0%	9.8%	1.5%	6.6%

Other Expenses
Interest expense	-0.3%	-0.2%	-0.3%	-0.3%
Financing costs	0.0%	-0.1%	-0.1%	-0.1%

Total Other Expenses	-0.3%	-0.3%	-0.4%	-0.4%

Income before income tax provision	3.7%	9.5%	1.1%	6.2%

Income tax provision	-1.3%	-3.1%	-0.4%	-2.1%

Net Income	2.4%	6.4%	0.7%	4.1%

QUARTER ENDED SEPTEMBER 30, 2017 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2016

NET SALES

Net sales for the quarter ended September 30, 2017 increased to approximately $32,800,000 from $28,100,000 an increase of approximately $4,700,000 (17% increase) as compared to the same period ended September 30, 2016. Part of this increase was due to shipments made to two major customers of approximately $4,500,000 for Black Friday promotional goods not included in the quarter ended September 30, 2016. There was an increase of approximately $1,600,000 in sales to one major customer whose internet sales continues to follow continued growth in on-line shopping. There was an increase of approximately $500,000 in international sales with continued penetration in the United Kingdom market. There was an increase in sales of approximately $200,000 to the stores of another major retailer with whom we only did internet fulfillment in the prior year. These increases in net sales of approximately $6,800,000 were offset by a decrease in sales to two major customers of approximately $2,100,000 due primarily to delayed shipments that were processed after the quarter ended September 30, 2017.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2017 increased to approximately $7,700,000 from $6,500,000 an increase of approximately $1,200,000 as compared to the same period in the prior year. Approximately 87% of the increase is primarily due to the increase in net sales explained above with the remaining 13% due to increased gross profit margin.

Gross profit margin for the three month period ended September 30, 2017 was 23.6% compared to 23.1% for the three month period ended September 30, 2016, an increase of .5 margin points. There was approximately 1.7 increase in margin points due to new Black Friday promotional items to one major retailer and was offset by decreases of approximately .8 margin points to three major customers primarily due to competitive pricing with the remaining .4 margin point decrease primarily due to the mix of products sold.

OPERATING EXPENSES

For the quarter ended September 30, 2017, total operating expenses increased to approximately $6,400,000. This represents an increase of approximately $2,700,000 from the prior year period’s quarter ended total operating expenses of $3,700,000. This increase was primarily due to an increase in general and administrative expenses of approximately $2,500,000, which was mainly attributable to the Toys R Us bankruptcy as discussed below.

Selling expenses increased approximately $200,000 for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 primarily due to the increase in freight costs associated with the increase in net sales.

General and administrative expenses increased approximately $2,500,000 for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. There was an increase of approximately $2,100,000 in bad debt reserve primarily due to Toys R Us filing for bankruptcy in September 2017. Management has estimated that approximately $2,000,000 of unsecured accounts receivable from Toys R Us may be uncollectible and as a result the Company has increased its reserve for doubtful accounts accordingly. There was an increase of approximately $100,000 in licensing fees to a related party allowing a third party vendor to use the related party’s tooling to produce one of the company’s pedestal products. There was an increase of approximately $100,000 in payroll expenses due to increased sales bonus accruals and new hires in sales, marketing and logistics. The remaining increase of approximately $300,000 was due to increases in other expenses including operating and health insurance, stock option compensation to key employees and directors and other administrative costs.

INCOME FROM OPERATIONS

Income from operations decreased approximately $1,500,000 this quarter, to $1,300,000 for the three months ended September 30, 2017 compared to income from operations of $2,800,000 for the same period ended September 30, 2016. The increase in operating expenses is primarily from the increase in bad debt expense due to the Toys R US bankruptcy filing and somewhat offset by increases in sales and gross profit margin as explained above for the three months ended September 30, 2017 compared to the same period ended September 30, 2016 accounted for most of the variance.

OTHER EXPENSES

Other expenses increased to approximately $99,000 from $86,000 for the same period a year ago. The increase was primarily due to an increase in interest expense of approximately $29,000 due to increased payment terms from one major customer requiring the company to borrow more from the Revolving Credit Facility during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016. This increase was offset by a decrease in amortization of deferred financing costs of approximately $16,000 related to the renewal of the Revolving Credit Facility.

INCOME TAXES

For the three months ended September 30, 2017 and September 30, 2016 the Company recognized an income tax provision of approximately $400,000 and $900,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 35% and 32%, respectively.

NET INCOME

For the three months ended September 30, 2017 net income decreased to approximately $784,000 compared to net income of $1,810,000 for the same period a year ago. The decrease in net income was the same as explained in income from operations.

SIX MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2016

NET SALES

Net sales for the six months ended September 30, 2017 increased to approximately $36,700,000 from $33,000,000, an increase of approximately $3,700,000 as compared to the same period ended September 30, 2016. Part of this increase was due to increased shipments made to a major customer of approximately $2,600,000 for Black Friday promotional goods not included in the six months ended September 30, 2016. There was an increase of approximately $2,100,000 in sales to one major customer whose internet sales continues to follow continued growth in on-line shopping. There was an increase of approximately $600,000 in international sales with continued penetration in the United Kingdom market. There was an increase in sales of approximately $200,000 to the stores of another major retailer with whom we did internet fulfillment only in the prior year and an increase of approximately $400,000 to one major customer due to placement of product in additional stores. These increases in net sales of approximately $5,900,000 were offset by a decrease in sales to two major customers of approximately $2,100,000 due primarily to delayed shipments that were scheduled for shipment after the quarter ended September 30, 2017.

GROSS PROFIT

Gross profit for the six months ended September 30, 2017 increased to approximately $8,800,000 from $7,700,000, an increase of approximately $1,100,000 as compared to the same period in the prior year. Approximately 74% of the increase is primarily due to the increase in net sales explained above with the remaining 26% due to increased gross profit margin.

Gross profit margin for the six month period ended September 30, 2017 was 24.0% compared to 23.2% for the six month period ended September 30, 2016, an increase of .8 margin points. An increase in margin points of a Black Friday promotional items to one major retailer due to a change to a new product yielding increased margin accounted for approximately 1.1 margin points of the increase and was offset by decreases of approximately .4 margin points to three major customers primarily due to competitive pricing with the remaining ..1 margin point increase primarily due to the mix of products sold.

OPERATING EXPENSES

For the six months ended September 30, 2017, total operating expenses increased to approximately $8,300,000 from $5,500,000 for the six months ended September 30, 2016, an increase of approximately $2,800,000. This increase was primarily due an increase of approximately $200,000 in variable selling expenses including freight and commissions and an increase general and administrative of approximately $2,600,000.

Selling expenses increased approximately $200,000 for the six months ended September 30, 2017 compared to the six months ended September 30, 2016. Sales commissions increased by approximately $100,000 with the remaining increase primarily due to an increase in freight commensurate with the increase in net sales for the quarter ended September 30, 2017.

General and administrative expenses increased approximately $2,600,000 for the six months ended September 30, 2017 compared to the six months ended September 30, 2016. There was an increase of approximately $2,100,000 in bad debt reserve primarily due to Toys R Us filing for bankruptcy in September 2017. Management has estimated that approximately $2,000,000 of unsecured accounts receivable from Toys R Us may be uncollectible and as a result the Company has increased its reserve for doubtful accounts accordingly. There was an increase of approximately $100,000 in licensing fees which included licensing fees to a related party allowing a third party vendor to use the related party’s tooling to produce one of the company’s pedestal products. There was an increase of approximately $100,000 in payroll expenses due to increased sales bonus accruals and new hires in sales, marketing and logistics. There was an increase of approximately $100,000 in stock option compensation expense and director fees due to incentive and compensation options issued to key employees and directors. The remaining increase of approximately $200,000 was due to increases in other expenses including operating and health insurance, warehouse and distribution costs and other administrative costs.

INCOME FROM OPERATONS

Income from operations decreased approximately $1,700,000 to income from operations of approximately $500,000 for the six months ended September 30, 2017 compared to income from operations of approximately $2,200,000 for the same period ended September 30, 2016. The increase in operating expenses is primarily from the increase in bad debt expense due to the Toys R US bankruptcy filing and somewhat offset by the increase in sales and gross profit margin as explained above for the six months ended September 30, 2017 compared to the same period ended September 30, 2016 accounted for most of the variance.

OTHER EXPENSES

For the six month period ended September 30, 2017 our other expenses of $121,000 remained approximately the same as the same period a year ago. While there was an increase in interest expense of approximately $12,000 due to increased payment terms from one major customer requiring the company to borrow more from the Revolving Credit Facility during the six month period ended September 30, 2017, this increase was offset by a decrease in amortization of deferred financing costs of approximately $12,000 related to the renewal of the Revolving Credit Facility.

INCOME TAXES

For the six months ended September 30, 2017 and September 30, 2016 the Company recognized an income tax provision of approximately $140,000 and $699,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 35% and 32%, respectively.

NET INCOME

For the six months ended September 30, 2017 net income decreased to $300,000 compared to net income of $1,400,000 for the same period a year ago. The decrease in net income was the same as explained in income from operations and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, Singing Machine had cash on hand of approximately $300,000 as compared to cash on hand of approximately $900,000 on September 30, 2016. We had working capital of approximately $6,600,000 as of September 30, 2017.

Net cash used in operating activities was approximately $13,000,000 for the six months ended September 30, 2017, as compared to $9,000,000 used in operating activities during the same period a year ago. During the six month period ended September 30, 2017 the Company experienced an increase in inventory of approximately $8,400,000 primarily due to inventory requirements for the upcoming holiday season. Accounts receivable also increased by approximately $27,300,000 (excluding approximately $2,000,000 of potentially uncollectible past due receivables due to the Toys R US bankruptcy filing) due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2017. These uses of operating cash were offset by operating activities that provided cash including an increase in accounts payable (primarily inventory vendors) of approximately $20,900,000, a seasonal increase in accrued expenses of approximately $1,300,000 and a seasonal increase in warranty provisions of approximately $700,000 which were all commensurate with the increase in seasonal sales. These activities accounted for approximately 98% of the cash used in operations with the remaining 2% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was approximately $9,000,000 for the six months ended September 30, 2016. During the six month period ended September 30, 2016 the Company experienced an increase in inventory of approximately $5,000,000 primarily due to inventory requirements for the upcoming holiday season. Accounts receivable also increased by approximately $17,000,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2016. These uses of operating cash were offset by operating activities that provided cash including net income of approximately $1,400,000, an increase in accounts payable (primarily inventory vendors) of approximately $9,400,000, an increase in accrued expenses of approximately $1,300,000 and a seasonal increase in warranty provisions of approximately $600,000 which were all commensurate with the increase in seasonal sales. These activities accounted for approximately 97% of the cash used in operations with the remaining 3% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the six months ended September 30, 2017 was approximately $250,000 as compared to $76,000 used by investing activities for the same period ended a year ago. The increase in investment activity was due to increased investment in tooling and molds of approximately $82,000 for new products as compared to the same period in the prior year. The Company also bought new furniture and fixtures of approximately $91,000 for its office expansion at its corporate location.

Net cash provided by financing activities was approximately $11,300,000 for the six months ended September 30, 2017, as compared to net cash provided by financing activities of approximately $7,900,000 for the same period ended a year ago. During the six month period ended September 30, 2016, the Company borrowed approximately $11,500,000 from the Revolving Credit Facility with PNC Bank which provided most of the working capital for operations during the period. PNC Bank also approved a term note in the amount of $1,000,000 the proceeds of which were used to pay down subordinated related party debt. The company also made an additional scheduled payment of approximately $100,000 against the subordinated related party debt from working capital. During the six month period ended September 30, 2016, the Company borrowed approximately $8,100,000 from the Revolving Credit Facility with PNC Bank for working capital. This was offset by principal payments of approximately $200,000 on the Ram Light Management, Ltd. note payable.

As of September 30, 2017, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 (with an option to increase the maximum loan amount to $20,000,000) during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations.

Our company has had a long business relationship with Toys R Us who historically have been one of our top five customers every year however, the Toys R Us bankruptcy did have an impact on our net sales and operating cash flow for the second quarter ended September 30, 2017 and we continue to assess the long-term effects the bankruptcy will have on our business. We have resumed shipments to Toys R Us post-petition and expect our net sales for Fiscal 2018 to reach our original projections. As a result of the bankruptcy, accounts receivable from Toys R Us have been classified as ineligible for purposes of our Revolving Credit Facility however, we do not anticipate the effects of the bankruptcy will place the company in violation of any of the covenants of our Revolving Credit Facility over the next twelve months. We have estimated that approximately $2,000,000 of unsecured accounts receivable may be uncollectible and as a result the Company has increased its reserve for doubtful accounts accordingly. While there is no guarantee that all or some of the pre-petition amounts owed to us will be collected we continue to take all necessary actions with the bankruptcy to maximize any potential recovery.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 14, 2017	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

