Form 10-Q
period 2017-12-31
SINGING MACHINE CO INC
filed 2018-02-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,282,028 as of February 14, 2018

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANACIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$483,076	$2,305,439
Accounts receivable, net of allowances of $2,299,260 and $132,583, respectively	12,332,907	1,655,518
Due from PNC Bank	-	242,859
Accounts receivable related party - Starlight Consumer Electronics, Ltd	6,695	-
Accounts receivable related party - Cosmo Communications Canada, Ltd	56,470	-
Accounts receivable related party - Winglight Pacific, Ltd	1,150,104	-
Inventories, net	7,309,847	5,426,346
Prepaid expenses and other current assets	36,795	81,278
Deferred financing costs	13,332	21,606
Total Current Assets	21,389,226	9,733,046

Property and equipment, net	515,356	412,805
Other non-current assets	11,523	11,523
Deferred financing costs, net of current portion	20,002	-
Deferred tax asset	902,748	1,479,209
Total Assets	$22,838,855	$11,636,583

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4,387,118	$1,381,870
Current portion of bank term note payable	500,000	-
Due to related party - Starlight Electronics Co., Ltd	120,432	-
Due to related party - Merrygain Holding Co.,Ltd	51,316	-
Due to related party - Starlight R&D, Ltd.	113,872	-
Accrued expenses	2,748,250	626,331
Revolving line of credit	3,465,332	-
Obligations to customers for returns and allowances	-	38,460
Warranty provisions	1,369,700	223,700
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	570,484	1,924,431
Total Current Liabilities	13,326,504	4,194,792

Bank term note payable, net of current portion	250,000	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	244,883	-
Total Liabilities	13,821,387	4,194,792

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,282,028 and 38,259,303 shares issued and outstanding, respectively	382,820	382,593
Additional paid-in capital	19,576,141	19,412,787
Accumulated deficit	(10,941,493)	(12,353,589)
Total Shareholders’ Equity	9,017,468	7,441,791
Total Liabilities and Shareholders’ Equity	$22,838,855	$11,636,583

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Net Sales	$21,461,835	$16,319,804	$58,203,731	$49,308,247

Cost of Goods Sold	15,464,273	11,283,550	43,389,465	36,625,678

Gross Profit	5,997,562	5,036,254	14,814,266	12,682,569

Operating Expenses
Selling expenses	1,971,728	1,610,430	4,816,931	4,262,531
General and administrative expenses	1,574,984	1,319,871	6,941,728	4,033,853
Depreciation	66,623	39,217	153,225	126,807
Total Operating Expenses	3,613,335	2,969,518	11,911,884	8,423,191

Income from Operations	2,384,227	2,066,736	2,902,382	4,259,378

Other Expenses
Interest expense	(145,922)	(102,276)	(241,503)	(185,341)
Financing costs	(3,333)	(18,519)	(28,272)	(55,558)
Total Other Expenses	(149,255)	(120,795)	(269,775)	(240,899)

Income Before Income Tax Provision	2,234,972	1,945,941	2,632,607	4,018,479

Income Tax Provision	(1,080,142)	(633,783)	(1,220,511)	(1,332,918)

Net Income	$1,154,830	$1,312,158	$1,412,096	$2,685,561

Income per Common Share
Basic	$0.03	$0.03	$0.04	$0.07
Diluted	$0.03	$0.03	$0.04	$0.07

Weighted Average Common and Common Equivalent Shares:
Basic	38,282,028	38,244,825	38,271,946	38,210,502
Diluted	39,137,161	39,164,624	39,127,079	39,130,305

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net Income	$1,412,096	$2,685,561
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	153,225	126,807
Amortization of deferred financing costs	28,272	55,558
Change in inventory reserve	(125,000)	171,711
Change in allowance for bad debts	2,166,677	165,818
Stock based compensation	163,581	54,698
Change in net deferred tax asset	576,461	1,303,644
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(12,844,066)	(8,567,225)
Due from PNC Bank	242,859	184,392
Accounts receivable - related parties	(1,213,269)	(160,202)
Inventories	(1,758,501)	(1,851,520)
Prepaid expenses and other current assets	44,483	8,285
Other non-current assets	-	(111)
Increase (decrease) in:
Accounts payable	3,005,248	768,726
Due to related parties	285,620	(400,000)
Accrued expenses	2,121,919	1,416,529
Obligations to customers for returns and allowances	(38,460)	(117,267)
Warranty provisions	1,146,000	783,427
Net cash used in operating activities	(4,632,855)	(3,371,169)
Cash flows from investing activities:
Purchase of property and equipment	(255,776)	(110,428)
Net cash used in investing activities	(255,776)	(110,428)
Cash flows from financing activities:
Net proceeds from revolving line of credit	3,465,332	2,274,291
Proceeds from bank term note	1,000,000	-
Payment of bank term note	(250,000)	-
Proceeds from subscriptions receivable	-	6,400
Proceeds from stock options	-	11,880
Payment of deferred financing costs	(40,000)	-
Payment on note payable related party - Ram Light Management, Ltd.	-	(522,657)
Payment on subordinated debt - related party	(1,109,064)	-
Payments on capital lease	-	(1,078)
Net cash provided by financing activities	3,066,268	1,768,836
Net change in cash	(1,822,363)	(1,712,761)

Cash at beginning of period	2,305,439	2,116,490
Cash at end of period	$483,076	$403,729

Supplemental disclosures of cash flow information:
Cash paid for interest	$222,649	$185,341
Cash paid for income taxes	$30,000	$-

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended December 31, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be in an amount sufficient to respond to normal business conditions. Management sets reserves for customers in bankruptcy and other reserves based upon historical collection experience. The Company is subject to chargebacks from customers for cooperative marketing programs, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices. Due to Toys R Us filing for bankruptcy in September 2017, management estimated that approximately $2,000,000 of unsecured accounts receivable may be uncollectible and as a result the Company increased its reserve for doubtful accounts accordingly. On December 22, 2017, the Company reached an agreement with Toys R Us with regards to its outstanding pre-petition accounts receivable. In exchange for the Company continuing to conduct business on essentially the same terms, conditions and commitments made prior to the bankruptcy filing, Toys R Us has agreed to pay the Company $2,500,000 in full settlement of pre-petition accounts receivable of approximately $4,400,000. The $2,500,000 is to be paid in three installments, $1,500,000 due on acceptance of the agreement (payment was received on January 3, 2018), a second installment due on March 31, 2018 with the final installment of $500,000 due on emergence from bankruptcy. As of December 31, 2017 and March 31, 2017 the allowance for doubtful accounts was approximately $2,299,000 and $133,000, respectively. The allowance for doubtful accounts as of December 31, 2017 includes an amount reflecting uncollectible Toys R Us pre-petition accounts receivable. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at December 31, 2017 and March 31, 2017 are approximately $511,000 and $151,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or market, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of December 31, 2017 and March 31, 2017, the Company had inventory reserves of approximately $575,000 and $700,000, respectively, for estimated excess and obsolete inventory.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, obligations to clients for returns and allowances, and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the bank term note payable and the subordinated debt to Starlight Marketing Development, Ltd. (related party) approximate fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due to the relatively short period to maturity and related interest accrued at market rates.

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

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended December 31, 2017 and 2016 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2017 and 2016, the stock option expense was approximately $48,000 and $18,000, respectively. For the nine months ended December 31, 2017 and 2016, the stock option expense was approximately $151,000 and $45,000, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 2% to 10% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended December 31, 2017 and 2016 was approximately $1,026,000 and $795,000 respectively. Advertising expense for the nine months ended December 31, 2017 and 2016 was approximately $2,650,000 and $2,562,000, respectively. As of December 31, 2017 and March 31, 2017, there was an accrual for cooperative advertising allowances of approximately $1,654,000 and $167,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended December 31, 2017 and 2016, these amounts totaled approximately $40,000 and $33,000, respectively. For the nine months ended December 31, 2017 and 2016, these amounts totaled approximately $138,000 and $102,000, respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. The Company’s effective tax rate for the fiscal year ending March 31, 2018 is estimated to be approximately 34% and includes changes in the tax rate caused by the enactment of the Tax Cut and Jobs Act enacted as explained below. The effective tax rate for the full year ended March 31, 2017 was approximately 33%.

On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted which reduces the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018. As a result of the Tax Act we have estimated that our blended rate for the fiscal year ending March 31, 2018 will be approximately 34%. As of December 31, 2017, we have not completed our entire analysis for all of the tax effects of the Tax Act however, management has determined a reasonable estimate of the Tax Act’s effect on the value of the Company’s deferred tax assets and liabilities and has recognized an additional tax provision of approximately $328,000 during the third quarter ended December 31, 2017. We continue to analyze other aspects of the Tax Act, estimating the timing of reversals and updating our calculations which could potentially change the estimated provision amounts recognized.

As of December 31, 2017 and March 31, 2017, The Singing Machine had gross deferred tax assets of approximately $903,000 and $1,479,000, respectively.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2017, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of December 31, 2017, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2015 through subsequent years.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. As of December, 2017 and 2016 total potential dilutive shares from common stock options amounted to approximately 2,450,000 and 1,970,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and nine months ended December 31, 2017 and 2016.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

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

The amendments in this ASU are now effective for the Company for annual reporting periods beginning April 1, 2018 including interim periods within that reporting period. Management plans to adopt ASU 2014-09 using the full retrospective method of implementation. Management has assessed the effect of implementing ASU 2014-09 to determine the effect on the Company’s financial statements. After examining the Company’s performance obligations in its contracts, most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (between 6 and 9 months) after goods have been shipped. Currently, the Company recognizes a liability for the estimated net amount of sales less related cost of goods sold of expected returned goods at the time of sale. The liability for defective goods is included in warranty provisions on the consolidated balance sheets. The implementation of ASU 2014-09 will require that the cost of the estimated returned goods be reflected as a current asset and the amount of estimated sales to be credited to the customer be recognized in liabilities on the consolidated balance sheets.

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

NOTE 3 – DUE FROM PNC BANK

In connection with the Company’s revolving credit facility with PNC Bank, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the revolving credit facility from time to time (See Note 7 – BANK FINANCING). As of December 31, 2017 and March 31, 2017, PNC Bank owed the Company $0 and approximately $242,000, respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the revolving credit facility.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	December 31, 2017	March 31, 2017

Finished Goods	$7,765,083	$6,126,346
Inventory in Transit	119,764	-
Inventory Reserve	(575,000)	(700,000)

Inventories, net	$7,309,847	$5,426,346

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

NOTE 5 - PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows:

	USEFUL LIFE	December 31, 2017	March 31, 2017

Computer and office equipment	5 years	$286,928	$285,650
Furniture and fixtures	7 years	96,718	4,312
Warehouse equipment	7 years	238,471	238,471
Molds and tooling	3-5 years	2,788,905	2,626,813
		3,411,022	3,155,246
Accumulated depreciation		2,895,666	2,742,441
Property and equipment, net		$515,356	$412,805

Depreciation expense for the three months ended December 31, 2017 and December 31, 2016 was approximately$67,000 and $39,000, respectively.

Depreciation expense for the nine months ended December 31, 2017 and December 31, 2016 was approximately $153,000 and $127,000 respectively.

NOTE 6 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to “obligations to customers for returns and allowances” in current liabilities on the condensed consolidated balance sheets. Client requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the client accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of December 31, 2017 and March 31, 2017, obligations to customers for returns and allowances reclassified from accounts receivable were $0 and approximately $38,000, respectively.

NOTE 7 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and is reduced to a maximum of $7,500,000 between January 1 and July 31. At December 31, 2017 and March 31, 2017, the outstanding balance of the Revolving Credit Facility was approximately $3,465,000 and $0, respectively. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

December 31, 2017

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

As of December 31, 2017, the Company was in compliance with all covenants.

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended December 31, 2017 and 2016 the Company incurred interest expense of $114,370 and $89,512, respectively, on amounts borrowed against the Revolving Credit Facility. During the nine months ended December 31, 2017 and 2016, the Company incurred interest expense of $188,413 and $143,138 respectively on amounts borrowed against the Revolving Credit Facility. During the three months ended December 31, 2017 and 2016, the Company incurred an unused facility fee of $5,481 and $8,027, respectively on the unused portion of the Revolving Credit Facility. During the nine months ended December 31, 2017 and 2016, the Company incurred an unused facility fee of $19,559 and $23,291 respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $815,000. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and are being amortized over the term of the agreement. During the three months ended December 31, 2017 and 2016 the Company incurred amortization expense of approximately $3,000 and $19,000, respectively, associated with the amortization of deferred financing costs from the original Revolving Credit Facility. During the nine months ended December 31, 2017 and 2016, the Company incurred amortization expense of approximately $28,000 and $56,000, respectively.

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1,000,000 the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1,924,000 in June 2017. The Term Note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The Term Note is payable in quarterly installments of $125,000 plus accrued interest with the first installment paid on August 1, 2017. At December 31, 2017 and March 31, 2017, the outstanding balance on the Term Note was $750,000 and $0, respectively. During the three months ended December 31, 2017 and 2016 the Company incurred interest expense of $9,560 and $0 respectively on the Term Note. During the nine months ended December 31, 2017 and 2016 the Company incurred interest expense of $17,170 and $0 respectively on the Term Note.

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision has also been made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. The installment payment of $123,000 due on December 31, 2017 was not made due to the Toys R Us bankruptcy’s unfavorable effect on cash flow. During the three months ended December 31, 2017 and 2016 the Company incurred interest expense of $12,269 and $0 respectively on the related party subordinated debt. During the nine months ended December 31, 2017 and 2016 the Company incurred interest expense of $26,228 and $0 respectively on the related party subordinated debt.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau expiring at varying dates. Rent expense for the three months ended December 31, 2017 and 2016 was approximately $177,000 and $159,000, respectively. Rent expense for the nine months ended December 31, 2017 and 2016 was approximately $500,000 and $480,000, respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2017 are as follows:

Operating Leases
For period ending December 31,
2018	$592,410
2019	631,131
2020	459,580
2021	113,368
2022 and beyond	267,779
$2,064,268

NOTE 9 - STOCK OPTIONS

A summary of stock option activity for the nine months ended December 31, 2017 is summarized below:

	December 31, 2017
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,970,000	$0.19
Granted	480,000	0.49
Exercised	-	-
Forfeited	-	-
Balance at end of period	2,450,000	$0.23

Options exercisable at end of period	1,970,000	$0.17

The following table summarizes information about employee stock options outstanding at December 31, 2017:

Range of Exercise Price	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Exercise Price
$.03 - $.33	1,850,000	4.8	$0.15	1,850,000	$0.15
$.45 - $.93	600,000	5.6	$0.48	120,000	$0.45
	2,450,000			1,970,000

NOTE 10 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and nine months ended December 31, 2017 and 2016 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2017	2016	2017	2016

North America	$20,534,288	$16,197,334	$54,163,819	$46,675,579
Europe	927,547	122,470	3,943,299	2,612,097
South Africa	-	-	96,613	20,571
	$21,461,835	$16,319,804	$58,203,731	$49,308,247

The geographic area of sales is based primarily on the location where the product is delivered.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

NOTE 11 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On December 31, 2017 and March 31, 2017, in the aggregate the Company had approximately $1,213,000 and $0, respectively, due from related parties for goods and services sold to these companies.

On December 31, 2017 and March 31, 2017, the Company had amounts due to other related party companies in the amounts of approximately $286,000 and $0 for engineering fees, storage and administrative services provided to the Company by these related parties.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”) in the amount of approximately $1,924,000. The Revolving Credit Facility renewal agreement includes a Term Note in the amount of $1,000,000, the proceeds of which were used to pay down a portion of the subordinated debt. The remaining subordinated debt of approximately $924,000 bears interest at 6% and is scheduled to be paid in quarterly installments of $123,000 which include interest and commenced September 30, 2017. With the current renewal agreement expiring on July 15, 2020 the subordinated debt has been classified as a current portion of approximately$570,000 and a long-term portion of $245,000 as of December 31, 2017 on the condensed consolidated balance sheets. Since the original agreement expired on July 14, 2017 the subordinated related party debt was classified as a current liability as of March 31, 2017 on the condensed consolidated balance sheets. The installment payment of $123,000 due on December 31, 2017 was not made due to the Toys R Us bankruptcy’s unfavorable effect on cash flow. During the three months ended December 31, 2017 and 2016 the Company incurred interest expense of approximately $12,000 and $0, respectively, related to the subordinated debt. During the nine months ended December 31, 2017 and 2016 the Company incurred interest expense of approximately $26,000 and $0, respectively, related to the subordinated debt.

TRADE

During the three months ended December 31, 2017 and December 31, 2016 the Company sold approximately $0 and $236,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended December 31, 2017 and December 31, 2016 was NA and 20.1%, respectively. During the nine months ended December 31, 2017 and December 31, 2016 the Company sold approximately $1,462,000 and $1,430,000, respectively to Winglight at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the nine months ended December 31, 2017 and December, 2016 was 21.8% and 21.4%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

During the three months ended December 31, 2017 and December 31, 2016 the Company sold approximately $210,000 and $55,000, respectively of product to Cosmo from its California warehouse facility. During the nine months ended December 31, 2017 and December 31, 2016 the Company sold approximately $533,000 and $373,000, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

The Company incurred expenses for services and royalties from Starlight R&D, Ltd, (“SLRD”) a related party. The purchases from SLRD for the three months ended December 31, 2017 and 2016 were approximately $117,000 and $7,000, respectively. The purchases from SLRD for the nine months ended December 31, 2017 and 2016 were approximately $117,000 and $30,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company purchased products and services from Starlight Electronics Co. Ltd (“SLE”). The purchases from SLE for the three months ended December 31, 2017 and 2016 were approximately $131,000 and $0, respectively. The purchases from SLE for the nine months ended December 31, 2017 and 2016 were approximately $270,000 and $998,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of income.

The Company purchased services from Starlight Consumer Electronics USA, Inc., (“SCE”) a related party. The purchases from SCE for the three months ended December 31, 2017 and 2016 were approximately $0 and $38,000, respectively. The purchases from SCE for the nine months ended December 31, 2017 and 2016 were approximately $79,000 and $136,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company purchased services from Merrygain Holding Co. Ltd, (“Merrygain”) a related party. The purchases from Merrygain for both of the three month periods ended December 31, 2017 and 2016 were approximately $39,000. The purchases from Merrygain for both of the nine month periods ended December 31, 2017 and 2016 were approximately $115,000. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

The Company has annually renewable service and logistics agreements with affiliates of China Sinostar Group Co. Ltd. (“Sinostar”) The affiliates pay the Company for services based on actual warehouse space occupied. For the three months ended December 31, 2017 and 2016, the Company received approximately $0 and $12,000 respectively, in service fees from affiliates. For the nine months ended December 31, 2017 and 2016, the Company received approximately $18,000 and $53,000, respectively, in service fees from affiliates. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Changes in the Company’s warranty provision are presented in the following table:

	Nine Months Ended
	December 31,	December 31,
	2017	2016
Estimated warranty provision at beginning of period	$223,700	$292,500
Costs accrued for future estimated returns	1,745,463	1,263,733
Returns received	(599,463)	(480,306)

Estimated warranty provision at end of period	$1,369,700	$1,075,927

NOTE 13- SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

On August 1, 2017, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2017. The Company recorded director compensation of $0 and approximately $13,000 during the three and nine months ended December 31, 2017.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended December 31, 2017 and 2016 totaled approximately $15,000 and $12,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the nine months ended December 31, 2017 and 2016 totaled approximately $39,000 and $34,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 15 – CONCENTRATION OF SALES RISK

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. Revenues derived from the Company’s five largest customers for the three months ended December 31, 2017 and 2016 were approximately 80% and 92% respectively, of total net revenues. Revenues derived from the Company’s top five customers for the nine months ended December 31, 2017 and 2016 were approximately 74% and 84% of total net revenues, respectively. Toys R Us was one of the Company’s top five customers for the three and nine months ended December 31, 2017 and 2016. For the three months ended December 31, 2017 and 2016, Toys R Us accounted for approximately 17% and 20% of net sales, respectively. For the nine months ended December 31, 2017 and 2016, Toys R Us accounted for approximately 17% and 21% of net sales, respectively.

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

Statements included in this quarterly report that do not relate to present or historical conditions are called “forward-looking statements.” Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects,” “plans,” “should,” “could,” “will,” and similar expressions are intended to identify forward-looking statements. Our ability to predict or project future results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

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

Representative customers include Amazon, Best Buy, BJ’s Wholesale, Costco, Sam’s Club, Target, Toys R Us and Wal-Mart. Our business has historically been subject to seasonal fluctuations causing our revenues to vary from quarter to quarter and between the same periods in different fiscal years. Our products are manufactured for the most part based on the purchase indications of our customers. We are uncertain of how significantly our business would be harmed by a prolonged economic recession, but we anticipate that continued contraction of consumer spending would negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of income as a percentage of net sales for the three months and nine months ended December 31, 2017 and 2016:

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	72.1%	69.1%	74.5%	74.3%

Gross Profit	27.9%	30.9%	25.5%	25.7%

Operating Expenses
Selling expenses	9.2%	9.9%	8.3%	8.6%
General and administrative expenses	7.3%	8.1%	11.9%	8.2%
Depreciation and amortization	0.3%	0.2%	0.3%	0.3%

Total Operating Expenses	16.8%	18.2%	20.5%	17.1%

Income from Operations	11.1%	12.7%	5.0%	8.7%

Other Expenses
Interest expense	-0.7%	-0.6%	-0.4%	-0.4%
Financing costs	0.0%	-0.1%	-0.1%	-0.1%

Total Other Expenses	-0.7%	-0.7%	-0.5%	-0.5%

Income before income tax provision	10.4%	11.9%	4.5%	8.1%

Income tax provision	-5.0%	-3.9%	-2.1%	-2.7%

Net Income	5.4%	8.0%	2.4%	5.4%

QUARTER ENDED DECEMBER 31, 2017 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2016

NET SALES

Net sales for the quarter ended December 31, 2017 increased to approximately $21,462,000 from approximately $16,320,000 an increase of approximately $5,142,000 as compared to the same period ended December 31, 2016. Approximately $2,100,000 of the increase was due to one new promotional shipment to a major customer and another shipment to a new brick and mortar customer. There was an increase of approximately $1,762,000 to one major customer that offered an additional Black Friday promotion item in the quarter ended December 31, 2017. The remaining increase was due to another existing major customer that expanded its distribution for our products to all of its brick and mortar locations nationwide.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2017 increased to approximately $5,998,000 from approximately $5,036,000 an increase of approximately $962,000 as compared to the same period in the prior year. The increase in net sales accounted for approximately $1,589,000 of the increase and was offset by approximately $520,000 of increased inventory valuation reserves for excess and obsolete inventory. The remaining difference of approximately $107,000 was primarily due to the mix of promotional items shipped during the quarter ended December 31, 2017.

Gross profit margin for the three months ended December 31, 2017 was 27.9% compared to 30.9% for the three months ended December 31, 2016, a decrease of 3.0 margin points. The primary reason for the decrease in gross profit margin was due to an increase in inventory valuation reserves for excess and obsolete inventory which accounted for approximately 2.4 points in margin decrease with the remaining .6 points primarily due to the mix of promotional items shipped during the quarter ended December 31, 2017.

OPERATING EXPENSES

For the quarter ended December 31, 2017, total operating expenses increased to approximately $3,613,000. This represents an increase of approximately $643,000 from the quarter ended December 31, 2016 total operating expenses of $2,970,000. This increase was primarily due to an increase of approximately $361,000 in variable selling expenses including commissions, discretionary marketing expenses and co-op advertising programs granted to major retail customers, and an increase in general and administrative expenses of approximately $255,000 with the remaining variance due to an increase in depreciation expense.

Selling expenses increased approximately $361,000 for the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016. Due to the increase in net sales for the quarter ended December 31, 2017 advertising co-op allowance for major retail customers increased approximately $165,000, sales commissions increased approximately $99,000 and freight expense increased approximately $58,000. The remaining increase of approximately $40,000 was primarily due to an increase in discretionary marketing expenses.

General and administrative expenses increased approximately $255,000 for the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016. There was an increase of approximately $103,000 in payroll expenses due to the addition of three new hires in the sales and marketing group as well as an increase in bonuses and incentives earned due to increased sales. There was an increase of $32,000 in logistics expenses due reduced third-party service fees and an increase in legal of approximately $48,000 primarily related to the Toys R Us Bankruptcy. There was an increase in investor relations expense of approximately $59,000 with the remaining increase of approximately $13,000 due to variable expenses associated with the increase in net sales.

INCOME FROM OPERATIONS

Income from operations increased approximately $317,000 this quarter, to approximately $2,384,000 for the three months ended December 31, 2017 compared to income from operations of $2,067,000 for the same period ended December 31, 2016. The increase in gross profit was offset by the increase in operating expenses as explained above for the three months ended December 31, 2017 compared to the same period ended December 31, 2016 and accounted for most of the variance.

OTHER EXPENSES

Other expenses increased to approximately $149,000 from approximately $121,000 for the same period a year ago. The increase was primarily due to an increase in interest expense of approximately $44,000 reflecting increased borrowing rates from the increase in the prime rate and an increase in the amount borrowed from the Revolving Credit Facility due to decreased operating cash flow related to the Toys R Us bankruptcy during the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

INCOME TAXES

For the three months ended December 31, 2017 and December 31, 2016 the Company recognized an income tax provision of approximately $1,080,000 and $634,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 34% and 32%, respectively. The $1,080,000 income tax provision includes an additional income tax provision of approximately $328,000 discussed below. On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted which reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1,2018. As a result of the Tax Act we have estimated that our blended rate for the fiscal year ending March 31, 2018 will be approximately 34%. As of December 31, 2017 we have not completed our entire analysis for all of the tax effects of the Tax Act however, management has determined a reasonable estimate of the Tax Act’s effect on the value of the Company’s deferred tax assets and liabilities and has recognized an additional tax provision of approximately $328,000 during the third quarter ended December 31, 2017. We continue to analyze other aspects of the Tax Act, estimating the timing of reversals and updating our calculations which could potentially change the estimated provision amounts recognized.

NET INCOME

For the three months ended December 31, 2017 net income decreased to approximately $1,155,000 compared to net income of approximately $1,312,000 for the same period a year ago. The decrease of approximately $157,000 was due primarily to an increase in income tax provision of approximately $446,000 due to the enactment of the Tax Act as explained in income taxes offset by increased income from operations as explained in net sales, gross profit and operating expenses above.

NINE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2016

NET SALES

Net sales for the nine months ended December 31, 2017 increased to approximately $58,204,000 from approximately $49,308,000 an increase of approximately $8,896,000 (or 18.0%) as compared to the same period ended December 31, 2016. There was an increase of approximately $5,254,000 in sales to two major customers who offered an additional seasonal promotional item for the quarter ended December 31, 2017. There was an increase of approximately $1,591,000 in sales to another existing major customer that expanded its distribution for our products to all of its brick and mortar locations nationwide. There was growth in our international sector of approximately $1,331,000 with the remaining increase primarily due to growth in major customers’ internet sales fulfillment.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2017 increased to approximately $14,814,000 from approximately $12,683,000, an increase of approximately $2,131,000 as compared to the same period in the prior year. This increase was primarily due to growth in net sales which accounted for approximately $2,268,000 of the increase and was offset by an increase in inventory valuation reserves due to net realizable value of certain products.

Gross profit margin for the nine months ended December 31, 2017 was 25.5% compared to 25.7% for the nine months ended December 31, 2016, a decrease of 0.2 margin points. The decrease in margin points is primarily due to an increase in inventory valuation reserves due to net realizable value of certain products.

OPERATING EXPENSES

For the nine months ended December 31, 2017, total operating expenses increased to approximately $11,912,000 from approximately $8,423,000 for the nine months ended December 31, 2016, an increase of approximately $3,489,000. This increase was primarily due an increase of approximately $554,000 in variable selling expenses and discretionary marketing expense and an increase in general and administrative of approximately $2,908,000 with the remaining increase due to an increase in depreciation expense.

Selling expenses increased approximately $554,000 for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. There was an increase in sales commissions of approximately $227,000 and freight costs of approximately $244,000 commensurate with the increase in net sales. There also was an increase in discretionary marketing expense of approximately $109,000 which were slightly offset by a decrease in other variable selling expenses.

General and administrative expenses increased approximately $2,908,000 for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. There was an increase of approximately $1,992,000 in bad debt reserve primarily due to Toys R Us filing for bankruptcy in September 2017. Management has estimated that approximately $2,000,000 of unsecured accounts receivable from Toys R Us may be uncollectible and as a result the Company has increased its reserve for doubtful accounts accordingly. On December 22, 2017, the Company reached an agreement with Toys R Us with regards to its outstanding pre-petition accounts receivable. In exchange for the Company continuing to conduct business on essentially the same terms, conditions and commitments made prior to the bankruptcy filing, Toys R Us has agreed to pay the Company $2,500,000 in full settlement of pre-petition accounts receivable of approximately $4,400,000. There was an increase of approximately $226,000 in payroll expenses due to increased sales bonus accruals and new hires in sales, marketing and logistics. There was an increase of approximately $131,000 in stock option compensation expense and director fees due to incentive and compensation options issued to key employees and directors. There was an increase of approximately $112,000 in licensing fees which included licensing fees to a related party allowing a third-party vendor to use the related party’s tooling to produce one of the company’s pedestal products. There was an increase in related party service fees of approximately $102,000 due to increased services provided by the parent company in China. The remaining increase of approximately $345,000 was due to increases in other expenses including operating and health insurance, warehouse and distribution costs and other administrative costs associated with the increase in net sales.

INCOME FROM OPERATIONS

Income from operations decreased approximately $1,357,000 to income from operations of approximately $2,902,000 for the nine months ended December 31, 2017 compared to income from operations of approximately $4,259,000 for the same period ended December 31, 2017. The increase in operating expenses is primarily from the increase in bad debt expense of approximately $2,000,000 due to the Toys R US bankruptcy filing and offset by the increase in net sales and gross profit and operating expenses as explained above for the nine months ended December 31, 2017 compared to the same period ended December 31, 2016.

OTHER EXPENSES

Our other expenses increased to approximately $270,000 from approximately $241,000 for the same period a year ago. The increase was due to an increase in interest expense of approximately $57,000 reflecting increased borrowing rates from the increase in the prime rate and an increase in the amount borrowed from the Revolving Credit Facility due to decreased operating cash flow related to the Toys R Us bankruptcy during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The interest rate increase was offset by a decrease in amortization of deferred financing costs of approximately $28,000.

INCOME TAXES

For the nine months ended December 31, 2017 and December 31, 2016 the Company recognized an income tax provision of approximately $1,221,000 and $1,333,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 34% and 34% respectively. The $1,221,000 income tax provision includes an additional income tax provision of approximately $328,000 discussed below. On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted which reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1,2018. As a result of the Tax Act we have estimated that our blended rate for the fiscal year ending March 31, 2018 will be approximately 34%. As of December 31, 2017 we have not completed our entire analysis for all of the tax effects of the Tax Act however, management has determined a reasonable estimate of the Tax Act’s effect on the value of the Company’s deferred tax assets and liabilities and has recognized an additional tax provision of approximately $328,000 during the third quarter ended December 31, 2017. We continue to analyze other aspects of the Tax Act, estimating the timing of reversals and updating our calculations which could potentially change the estimated provision amounts recognized.

NET INCOME

For the nine months ended December 31, 2017 net income decreased to approximately $1,412,000 compared to net income of approximately $2,686,000 for the same period a year ago. The decrease of approximately $1,274,000 was due primarily to an increase in bad debt expense of approximately $2,000,000 related to the Toys R Us bankruptcy. This one-time expense was offset by approximately $1,385,000 from the improvement in income before income tax provision as explained in net sales, gross profit and operating expenses above. The remaining variance was due to the increase in provision for income taxes as explained above, primarily due to the Tax Act.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, Singing Machine had cash on hand of approximately $483,000 as compared to cash on hand of approximately $404,000 on December 31, 2016. We had working capital of approximately $8,063,000 as of December 31, 2017.

Net cash used in operating activities was approximately $4,633,000 for the nine months ended December 31, 2017, as compared to approximately $3,371,000 used in operating activities during the same period a year ago. During the nine months ended December 31, 2017 the Company had net income of approximately $1,412,000. During this period the Company experienced an increase in inventory of approximately $1,759,000 primarily due to Toys R Us bankruptcy that caused delays in restocking as well as another major customer who delayed restocking, Accounts receivable also increased by approximately $10,844,000 (excluding approximately $2,000,000 of potentially uncollectible past due receivables due to the Toys R US bankruptcy filing) due primarily to the increase in net sales during the quarter ended December 31, 2017 as well as an increase in payment terms to two major customers. These uses of operating cash were offset by operating activities that provided cash including an increase in accounts payable (primarily inventory vendors) of approximately $3,005,000, a seasonal increase in accrued expenses of approximately $2,122,000 and a seasonal increase in warranty provisions of approximately $1,146,000 which were all commensurate with the increase in seasonal sales. These activities accounted for approximately 94% of the cash used in operations with the remaining 6% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was approximately $3,371,000 for the nine months ended December 31, 2016. During the nine months ended December 31, 2016 the Company experienced an increase in inventory of approximately $1,900,000 primarily due to excess stock in one of the new products and decrease in sales to one major vendor. Accounts receivable also increased by approximately $8,600,000 due primarily to seasonal increases in customer shipments during the third quarter ended December 31. These uses of operating cash were offset by operating activities that provided cash including net income of approximately $2,700,000, an increase in accounts payable (primarily inventory vendors) of approximately $800,000, an increase in accrued expenses of approximately $1,400,000 and a seasonal increase in warranty provisions of approximately $800,000 which were all commensurate with the increase in seasonal sales. There was also a decrease in the deferred tax asset of approximately $1,300,000. These activities accounted for approximately 92% of the cash used in operations with the remaining 8% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the nine months ended December 31, 2017 was approximately $256,000 as compared to approximately $110,000 used by investing activities for the same period ended a year ago. The increase in investment activity was due to increased investment in tooling and molds of approximately $54,000 for new products as compared to the same period in the prior year. The Company also bought new furniture and fixtures of approximately $92,000 for its office expansion at its corporate location.

Net cash provided by financing activities was approximately $3,066,000 for the nine months ended December 31, 2017, as compared to net cash provided by financing activities of approximately $1,769,000 for the same period ended a year ago. During the nine months ended December 31, 2017, the Company borrowed approximately $3,465,000 from the Revolving Credit Facility with PNC Bank which provided most of the working capital for operations during the period. PNC Bank also approved a term note in the amount of $1,000,000 the proceeds of which were used to pay down subordinated related party debt and the company made scheduled payments of $250,000 against the term note. The company also made an additional scheduled payment of approximately $109,000 against the subordinated related party debt from working capital. The company also paid $40,000 in deferred financing fees related to the renewal of the Revolving Facility.

Net cash provided by financing activities was approximately $1,769,000 for the nine months ended December 31, 2016. During the nine months ended December 31, 2016, the Company borrowed approximately $2,300,000 from the Revolving Credit Facility with PNC Bank which provided most of the working capital for operations during the period. This was offset by principal payments of approximately $500,000 made on the Ram Light Management, Ltd. note payable.

As of December 31, 2017, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 (with an option to increase the maximum loan amount to $20,000,000) during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations.

Our company has had a long business relationship with Toys R Us who historically have been one of our top five customers every year however, the Toys R Us bankruptcy did have an impact on our net sales and operating cash flow for the nine months ended December 31, 2017 and we continue to assess the long-term effects the bankruptcy will have on our business. We have resumed shipments to Toys R Us post-petition and expect our net sales for Fiscal 2018 to reach our original projections. As a result of the bankruptcy, accounts receivable from Toys R Us have been classified as ineligible for purposes of our Revolving Credit Facility however, we do not anticipate the effects of the bankruptcy will place the company in violation of any of the covenants of our Revolving Credit Facility over the next twelve months. We have estimated that approximately $2,000,000 of unsecured accounts receivable may be uncollectible and as a result the Company has increased its reserve for doubtful accounts accordingly. On December 22, 2017, the Company reached an agreement with Toys R Us with regards to its outstanding pre-petition accounts receivable. In exchange for the Company continuing to conduct business on essentially the same terms, conditions and commitments made prior to the bankruptcy filing, Toys R Us has agreed to pay the Company $2,500,000 in full settlement of pre-petition accounts receivable of approximately $4,400,000. The $2,500,000 is to be paid in three installments, $1,500,000 due on acceptance of the agreement (payment was received on January 3, 2018), a second installment due on March 31, 2018 with the final installment of $500,000 due on emergence from bankruptcy. While there is no guarantee that some of the amounts owed to us from the agreement will be collected we continue to take all necessary actions with the bankruptcy to maximize any potential recovery.

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

Our results of operations may also fluctuate from quarter to quarter due to the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

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

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 14, 2018	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

