Form 10-K
period 2018-03-31
SINGING MACHINE CO INC
filed 2018-06-28
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of September 30, 2017, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTCQX of $0.47 was approximately $6,672,000 (based on 14,195,320) shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 28, 2018 was 38,282,028

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2018

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains ’‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are ’‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ’‘may’’, ’‘will’’, ’’should’’, ’‘could’’, ’‘would’’, ’‘predicts’’, ’‘potential’’, ’‘continue’’, ’‘expects’’, ’‘anticipates’’, ’‘future’’, ’‘intends’’, ’‘plans’’, ’‘believes’’, ’‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings ’‘Risk Factors’’, ’‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ’‘Business’’ and elsewhere in this Annual Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc., (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, toy products, accessories, music, and audio consumer electronic products. We contract for the manufacturing of all our electronic equipment products with factories located in China. We have also collaborated with a music content service provider that allows the Company to offer karaoke downloads, and streaming subscription services. This collaboration provides the Company with a distribution platform for digital music sales and subscriptions and furthermore it opens up the Company’s music sales to customers who purchase our competitors’ karaoke machines as well. The capabilities of the Company’s music distribution system include the ability to download or stream selections from this content library, creating the opportunity to open new revenue sources through the sale of subscriptions.

We were incorporated in California in 1982. We originally sold our products exclusively to professional and semi-professional singers. In 1988, we began marketing karaoke equipment for home use. We believe we are the first company to introduce the home karaoke products to the United States (“U.S.”). In May 1994, we merged into a wholly-owned subsidiary incorporated in Delaware with the same name. As a result of that merger the Delaware corporation became the successor to the business and operations of the California corporation and retained the name The Singing Machine Company, Inc. (“SMC”). In December 2005, we formed a wholly-owned subsidiary SMC (Comercial Offshore De Macau) Limitada in Macau, China (“SMC Macau” or “Macau subsidiary”), to provide sales, financing, shipping, engineering and sourcing support for Singing Machine and Subsidiaries. Our Macau subsidiary has been approved to operate its business in Macau as Macau Offshore Company (MOC) and is exempt for the Macau corporate income tax. In February 2008, we formed a wholly-owned subsidiary SMC Logistics, Inc. (“SMC-L”), a California corporation, to manage the U.S. domestic logistics and fulfillment warehouse servicing for the Company and in April 2008 a wholly-owned subsidiary, SMC Music, Inc. (“SMC-M”) to contract with third party music providers. The Company trades on the Over the Counter Bulletin Board (“OTCQX”) under the symbol “SMDM”. Our principal executive offices are located in Fort Lauderdale, Florida.

China Sinostar Group Company Limited holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2018. Sinostar is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Sinostar, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Sinostar and its subsidiaries collectively referred to herein as the “Sinostar Group” or “Sinostar”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Sinostar, owning approximately 2% of our common stock. In total, the Sinostar Group owns approximately 51% of the Company’s shares of common stock.

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

PRODUCT LINES

We currently have four different product lines which consist in total of over 35 different models. The product lines consist of the following:

●	Classic Karaoke Machines represent the majority of our karaoke machines currently sold. These machines incorporate traditional karaoke features such as CD+G playback, echo, and voice control features, sound enhancement, built-in monitors, A/V out connections to TV for scrolling lyrics, and microphone inputs. Built-in cameras, Bluetooth and recording functions are available in some select models. The retail price range is from $49 to $199. This product line accounted for approximately 70% of total revenue for fiscal 2018.
●	Download Karaoke Machines represent a new line of digital karaoke machines launching in Fiscal 2016. These machines include custom proprietary software to play high-definition digital downloaded content from our Singing Machine download store. These machines offer a full range of features including searching, playlist creation, Bluetooth, full motion videos, lead vocal, and HDMI output. The retail price range is from $79 to $199. This product line accounted for approximately 21% of total revenue in fiscal 2018.
●	Streaming Karaoke Machines represent a new line of digital karaoke machines that connect to a karaoke library to stream high-definition karaoke videos directly to the machine. These machines use Wi-Fi to stream songs from a library of karaoke music, accessible on a subscription model. The Company is concentrating on Streaming Karaoke Hardware for a fiscal 2019 launch. This product line accounted for 0% of total revenue in fiscal 2018.
●	SMC Kids Toy Products represents a new category of products for the Company, launching in the Fall of fiscal 2018. These toy products will range from sing-along music players to educational themed learning toys. The retail price range is from $19.99 to $39.99. This product line accounted for 4% of total revenue in fiscal 2018.

The remaining 5% of total revenue was from the sales of karaoke related accessories consisting primarily of microphones, music subscriptions and downloads, and other miscellaneous electronic accessories.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold by the following retailers, among others: Costco, Target, Sam’s Club, Wal-Mart, Best Buy and Amazon.com. Our sales strategy includes offering domestic sales as well as direct import sales made direct to the customer.

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase karaoke machines overseas from factories in China for our own account and warehouse the products in leased facilities in California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots. Domestic sales also include our new rapidly growing business of e-commerce in which we ship product directly to the end-consumer.

Direct Sales. We ship some hardware products sold by us directly to customers from China through SMC Macau. Sales made through our subsidiary are completed by either delivering products to the customers’ common carriers at the shipping point or by shipping the products to the customers’ distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots) to customers worldwide, which pay SMC Macau pursuant to their own international, irrevocable, transferable letters of credit or on open account.

In fiscal 2018, approximately 57% of sales revenues were from direct sales and 43% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days’ notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of net sales, our sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2018 and 2017, approximately 80% and 79%, respectively. In fiscal 2018, the top three major customers accounted for approximately 34%, 17% and 11% of our net revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements to purchase fixed quantities with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving damaged goods or goods shipped in error. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 6.0% and 6.8% of our net sales in fiscal 2018 and 2017, respectively. The decrease of 0.8% in return rate compared to prior fiscal years is due primarily to improved quality in goods manufactured.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2018, approximately 43% of our sales were sales from our domestic warehouses (“Domestic Sales”) and 57% were sales shipped directly from China (“Direct Sales”).

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with six factories, located in Guangdong Province of the People’s Republic of China, which assemble our karaoke machines. During fiscal 2019, we anticipate that 100% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2019. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warrantied to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warrantied for a period of 30 days. During the fiscal years ended March 31, 2018 and 2017, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are GPX, Audiovox, Vivitar, Akai, Ion, Karaoke USA, licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for download or streaming karaoke music are Youtube, Sybersound, Smule, and Karaoke Anywhere. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.

In addition, we compete with all other existing forms of entertainment including, but not limited to, motion pictures, video arcade games, home video games, theme parks, nightclubs, television and prerecorded tapes, CD’s, and DVD’s. Our financial position depends, among other things, on our ability to keep pace with changes and developments in the entertainment industry and to respond to the requirements of our customers. Many of our competitors have significantly greater financial, marketing, and operating resources and broader product lines than we do.

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

The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent “normal trade relations” (“NTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. China’s NTR status became permanent on January 1, 2002. This substantially reduces the possibility of China losing its NTR status, which would result in increasing costs for us.

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2018, we had inventory of approximately $8.1 million (net of reserves totaling approximately $0.3 million) compared to inventory of approximately $5.4 million as of March 31, 2017 (net of reserves totaling approximately $0.7 million).

Our financing of seasonal working capital during Fiscal 2018 was from a Revolving Credit Facility from PNC Bank (“Revolving Credit Facility”) renewed on June 22, 2017 and vendor extended accounts payable terms from certain China manufacturers. The Revolving Credit Facility expires on July 15, 2020.

During Fiscal 2019, we plan on financing our inventory purchases by borrowing on our Revolving Credit Facility and using payment terms that have been granted to us by the factories in China.

EMPLOYEES

As of June 29, 2018 we employed 39 full-time employees. Two of our employees are located at SMC Macau’s offices and the remaining employees are based in the U.S. Our employees include 3 executive officers, 16 engaged in warehousing and administrative logistics/technical support and 20 in accounting, marketing, sales and administrative functions.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

RISKS ASSOCIATED WITH OUR BUSINESS

CHANGES IN GOVERNMENT REGULATIONS RELATING TO INTERNATIONAL TARIFFS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PRODUCT COST AND PROFITABILITY.

The US government recently announced its intention to levy tariffs of 25% on certain goods imported from China. While the Company’s goods are manufactured and imported from China, the Company’s products are currently not subject to the new tariffs. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant impact on the landed cost of our products which could reduce our net income. The increased costs due to these tarriffs may also impact future revenues due to increased costs that would be passed on to our customers.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of net sales, our sales to our five largest customers during the years ended March 31, 2018 and 2017 were approximately 80% and 79%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow. In September, 2017 our second largest customer, which accounted for approximately 17.3% of our sales in fiscal 2018, filed for bankruptcy protection and conversion to liquidation in April 2018. While revenue was not significantly impacted during fiscal 2018, cash flow was significantly impacted as we recorded a charge to bad debt expense of approximately $3.1 million due to the bankruptcy. While we believe that some of the sales loss to this customer will be absorbed by other customers or sold through other business channels, we continue to assess the impact on revenue for fiscal 2019.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2018 and 2017, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $3.7 million or 6.0% of our net sales in fiscal 2018 and approximately $3.6 million or 6.8% of our net sales in fiscal 2017. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor’s products. If we do not meet our customer’s demands for lower prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $1.8 million during fiscal 2018 and $2.3 million during fiscal 2017. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED.

Because of our reliance on manufacturers in China for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers’ orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management’s general expectations about customer demand, the general strength of the retail market and management’s historical experiences. In past years we have overestimated demand for our products which led to excess inventory in some of our products and caused liquidity problems that adversely affected our revenues, net income and cash flow.

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR REVENUES AND NET INCOME.

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2018 we had approximately $8.1 million in inventory. It is important that we sell this inventory during fiscal 2019, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 89.2% and 84.0%of net sales in fiscal 2018 and 2017, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are GPX, Audiovox, Vivitar, Akai, Ion, Karaoke USA and licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor’s price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2018, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2019. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD’s, and DVD’s and streaming video.

IF WE ARE UNABLE TO DEVELOP NEW KARAOKE PRODUCTS, OUR REVENUES MAY NOT CONTINUE TO GROW.

The karaoke industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of any karaoke machine has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner. To introduce products on a timely basis, we must:

●	accurately define and design new products to meet market demand;

●	design features that continue to differentiate our products from those of our competitors;

●	transition our products to new manufacturing process technologies;

●	identify emerging technological trends in our target markets;

●	anticipate changes in end-user preferences with respect to our customers’ products;

●	bring products to market on a timely basis at competitive prices; and

●	respond effectively to technological changes or product announcements by others.

We believe that we will need to continue to enhance our karaoke machines and develop new machines to keep pace with competitive and technological developments and to achieve market acceptance for our products. At the same time, we need to identify and develop other products which may be different from karaoke machines.

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS’ RECEIPT OF INVENTORY.

We rely principally on four contract ocean carriers to ship virtually all of the products that we import to our warehouse facility in Ontario, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers’ receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced and our results of operations adversely affected.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE’S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We are using six factories in the People’s Republic of China to manufacture the majority of our karaoke machines. These factories will be producing all of our karaoke products in fiscal 2019. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including national chains, warehouse clubs, department stores, lifestyle merchants, specialty stores, and direct mail catalogs and showrooms. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability. In September, 2017, Toys R US (which accounted for approximately 17.3% of our sales in fiscal 2018) filed for bankruptcy protection and conversion to liquidation in April 2018. While revenue was not significantly impacted during fiscal 2018, cash flow was significantly impacted as we recorded a charge to bad debt expense of approximately $3.1 million due to the bankruptcy. While we believe that some of the sales loss to Toys R Us will be absorbed by other customers or sold through other business channels, we continue to assess the impact on revenue for fiscal 2019. As of June 29, 2018 we are not aware of any other customers that are operating under the protection of bankruptcy laws.

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

CURRENT LEVELS OF SECURITIES AND FINANCIAL MARKET RISK.

During the past twelve months, our financial condition and results of operations have allowed us to maintain traditional financing with PNC Bank. Should there be a disruption in the current levels of these markets or a deterioration of our business, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2018, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations.

INCREASED RAW MATERIAL/PRODUCTION PRICING

Fluctuation in the price of oil has and will continue to affect the Company in connection with the sourcing and utilizing of petroleum based raw materials and services. We expect to see increased cost in our finished goods during fiscal year 2019 due to the significant increase in the price of oil, increased cost of trans-oceanic shipping and increases in the cost of labor related to regulations instituted in China which impact wages related to the cost of production. These issues are common to all companies in the same type of business and if the Company is not able to negotiate lower costs, reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

IF OUR OUTSTANDING STOCK OPTIONS ARE EXERCISED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2018, there were outstanding stock options to purchase an aggregate of 2,330,000 shares of common stock at exercise prices ranging from $0.03 to $0.55 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.22 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 29, 2018 there were 38,282,028 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of June 29, 2018, we had 38,282,028 shares of common stock issued and outstanding and an aggregate of 2,330,000 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 59,387,972 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding options, may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. On October 1, 2017, a 78-month lease extension commenced with the completion of tenant improvements to the leased space. The lease extension includes a provision for the abatement of the first six months base rent in the amount of approximately $0.1 million. The lease will expire on March 31, 2024. The annual rental expense for office facilities was approximately $0.1 million for the fiscal year ended March 31, 2018.

We lease approximately 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (original term of 87 months) and includes a provision for the abatement of the first three months base rent in the amount of approximately $0.1 million. The annual rental expense for warehouse facilities was approximately $0.5 million for the fiscal year ended March 31, 2018.

We lease a 424 square foot office in Macau. The annual rent expense for this facility was approximately $16,000 for the fiscal year ended March 31, 2018. The office space lease in Macau expired on April 30, 2018. On May 1, 2018, the lease was renewed for an additional three-year term. The rent will be fixed at approximately $1,600 per month for the duration of the lease which will expire on April 30, 2021.

We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

Management is currently not aware of any legal proceedings against the Company other than matters that may arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBX”) under the symbol “SMDM”. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2018 and Fiscal 2017.

FISCAL PERIOD	HIGH	LOW

Fiscal 2018:
First quarter (April 1 - June 30, 2017)	$0.59	$0.45
Second quarter (July 1 - September 30, 2017)	0.57	0.43
Third quarter (October 1 - December 31, 2017)	0.50	0.41
Fourth quarter (January 1 - March 31, 2018)	0.56	0.41

Fiscal 2017:
First quarter (April 1 - June 30, 2016)	$0.32	$0.28
Second quarter (July 1 - September 30, 2016)	0.44	0.32
Third quarter (October 1 - December 31, 2016)	0.76	0.37
Fourth quarter (January 1 - March 31, 2017)	0.69	0.47

As of June 29, 2018, based upon information received from our transfer agent, there were approximately 272 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2018:

ISSUANCE UNDER EQUITY PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE COMPENSATION PLANS (EXCLUDING SECURITIES IN COLUMN (A))

Equity Compensation Plans approved by Security Holders	2,330,000	$.22	0

Equity Compensation Plans Not approved by Security Holders	0	$0	0

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK ISSUANCES

On August 1, 2017, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2018.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2018 and 2017 and the balance sheet data at March 31, 2018 and 2017 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the years ended March 31, 2016, 2015 and 2014 and the balance sheet data at March 31, 2016, 2015 and 2014 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	2018	2017	2016	2015	2014
Statement of Income:
Net Sales	$60,808,050	$52,919,228	$48,856,544	$39,308,281	$31,379,629
Income before income taxes	$697,363	$2,723,271	$1,602,014	$262,859	$225,519
Income tax (provision) benefit	$(544,877)	$(1,017,073)	$101,376	$(92,701)	$778,797
Net income	$152,486	$1,706,198	$1,703,390	$170,158	$1,004,316
Balance Sheet:
Working Capital	$6,640,723	$5,538,254	$4,705,866	$3,622,269	$1,350,377
Current Ratio	244%	232%	303%	171%	117%
Property, plant and equipment, net	$450,305	$412,805	$430,602	$466,571	$561,225
Total assets	$12,668,826	$11,636,583	$10,461,609	$12,213,925	$11,730,662
Shareholder’s equity	$7,805,780	$7,441,791	$5,653,568	$3,925,964	$3,709,498
Per Share Data:
Income per common share - basic	$0.00	$0.04	$0.04	$0.00	$0.03
Income per common share - diluted	$0.00	$0.04	$0.04	$0.00	$0.03
Cash dividends paid	-	-	-	-	-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends March 31. This document contains certain forward-looking statements regarding anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, “Risk Factors”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

Our primary objectives for the fiscal year ended March 31, 2018 (“Fiscal 2018”) were to:

●	increase the revenues by expanding our product lines and customer base;
●	drive down the general costs as a percentage of net sales;
●	improve profitability;
●	decrease ending inventory on hand;
●	reduce related-party debt.

We were successful in increasing revenues by approximately 14.9% primarily due to an additional promotional product added by our largest retail customer, continued increase in on-line shopping, increased penetration in the UK and placement of our products in one of our major customer’s brick and mortar stores. Gross profit margins decreased by approximately 0.3 margin points to 25.8% primarily due to a reduction in net realizable value of inventory due to excess and obsolete goods. Operating expenses increased approximately $3.8 million primarily due to a charge to bad debt expense of approximately $3.1 million due to the Toys R US Bankruptcy. There was an increase in payroll related and stock option compensation of approximately $0.3 million due to new hires and stock awards to the Board of Directors and key employees. There was an increase in related party service charges of approximately $0.1 million due to additional China office personel and expenses incurred on our behalf by our parent company. Total operating expenses, as a percentage of sales, increased from 20.5% in Fiscal 2017 to 24.1% in Fiscal 2018 primarily due to the bad debt charge for Toys R Us. Inventory on hand increased by approximately $2.6 million or approximately 49% primarily due to Toys R Us spring replenishment goods not shipped due to bankruptcy and excess goods for one major customer that did not purchase holiday quantities forecasted. As part of the renewal of our bank financing agreement in June 2017, we received a term note in the amount of $1.0 million the proceeds of which allowed us to reduce total related party debt by approximately $1.1 million.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company’s total revenues:

	2018	2017	2016
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	74.2%	73.9%	75.6%
Operating Expenses	24.1%	20.5%	20.4%
Operating Income	1.6%	5.6%	4.0%
Other (Expenses), net	-0.5%	-0.5%	-0.7%
Income before Tax (provision) benefit	1.1%	5.1%	3.3%
Benefit from (Provision for) Income Taxes	-0.9%	-1.9%	0.2%
Net Income	0.2%	3.2%	3.5%

FISCAL YEAR ENDED MARCH 31, 2018 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2017

NET SALES

Net sales for the year ended March 31, 2018 (“Fiscal 2018”) were approximately $60.8 million. This represents an increase of approximately $7.9 million as compared to approximately $52.9 million in the fiscal year ended March 31, 2017 (“Fiscal 2017”). There was an increase in sales to two major customers of approximately $4.7 million due to one additional promotional product offered to its customers. There was an increase of approximately $1.8 million in sales to one major retail customer that expanded its distribution for our products to all of its brick and mortar locations nationwide. There was an increase in sales to another major customer of approximately $1.2 million due to continued increased popularity in on-line shopping. There was an increase of approximately $1.2 million in international sales due to increased number of products sold to our United Kingdom distributor. These increases of approximately $8.9 million were offset by decreases in sales to other customers which includes a decrease of approximately $0.7 million in sales to one major customer who filed for bankruptcy.

In September, 2017, Toys R US (which accounted for approximately 17.3% of our sales in fiscal 2018) filed for bankruptcy protection and conversion to liquidation in April 2018. While revenue was not significantly impacted during fiscal 2018, we believe that some of the future sales loss to this customer will be absorbed by other customers or sold through other business channels. We continue to assess the impact on revenue for fiscal 2019.

GROSS PROFIT

Gross profit for Fiscal 2018 was approximately $15.7 million or 25.8% of total revenues compared to approximately $13.8 million or 26.1% of sales for Fiscal 2017 (an increase of approximately $1.9 million). The increase in net sales as explained above accounted for approximately $2.1 million of the increase in gross profit and was offset by a decrease in profit margin of approximately $0.2 million.

Gross profit margin for the year ended March 31, 2018 compared to the same period ended March 31, 2017 decreased by approximately 0.3 margin points from 26.1% to 25.8%. This decrease was primarily due to the mix of products sold.

OPERATING EXPENSES

In fiscal year 2018, our operating expenses, including depreciation, increased from approximately $10.9 million to approximately $14.7 million, an increase of approximately $3.8 million or 35.2% compared to the same period last year. Selling expenses decreased by approximately $0.1 million from approximately $5.0 million in Fiscal 2017 to approximately $4.9 million in Fiscal 2018. We reversed an advertising allowance accrual of approximately $0.5 million associated with the writeoff of all Toys R Us accounts receivable associated with the Toys R Us conversion to liquidation announcement in April 2018. This decrease was offset by increases in variable expenses including commission and freight that were commensurate with the increase in sales of approximately $0.3 million with the remaining variance of approximately $0.1 million due to an increase in discretionary markeing expenditures.

General and administrative expenses increased approximately $4.0 million from approximately $5.6 million in Fiscal 2017 to approximately $9.6 million in Fiscal 2018. In September, 2017 Toys R US, filed for bankruptcy protection and conversion to liquidation in April 2018 and as a result the company recorded approximately $3.1 million in bad debt expense related to the bankruptcy. There was an increase in payroll of approximately $0.2 million primarily due to increased executive bonuses, merit pay increases and new hires in the logistics and customer service group. There was an increase payroll related and stock option compensation of approximately $0.3 million due to new hires and stock awards to the Board of Directors and key employees. There was an increase in related party service charges of approximately $0.1 million due to additional China office personel and expenses incurred on our behalf by our parent company. Travel expenses increased by approximately $0.2 million due to additional foreign travel and increased participation in international toy shows with the remaining increase of approximately $0.1 million primarily due to variable operating expenses that increased commensurate with net sales increase.

INCOME BEFORE INCOME TAX PROVISION

We had income before taxes of approximately $0.7 million in Fiscal 2018 compared to income before taxes of approximately $2.7 million in Fiscal 2017. This decrease of approximately $2.0 million was primarily due to the charge to bad debt expense of approximately $3.1 million due to the bankruptcy filing of Toys R Us offset by the gross profit increase of approximately $1.8 million due to the increase in sales and gross profit as explained in Net Sales and Gross Profit above reduced by the increase in operating expenses of approximately $0.7 million as explained in Operating Expenses above.

INCOME TAX PROVISION

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2018 and 2017, we had net deferred tax assets of approximately $0.9 million and approximately $1.5 million , respectively.

In Fiscal 2018 we recognized an income tax provision of approximately $0.5 million. The Company’s effective tax rate for the fiscal year ending March 31, 2018 was approximately 78.1%; including changes in the tax rate caused by the enactment of the Tax Cut and Jobs Act (“Tax Act”). The effective tax rate included an additional tax provision relating to the revaluation of our net deferred tax assets as explained below. The effective tax rate excluding the additional tax provision was approximately 28.4%.

On December 22, 2017 the Tax Act was enacted which reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act we have determined our blended rate for the fiscal year ending March 31, 2018 was approximately 28.4% and we recorded a tax provision of approximately $0.2 million. As of March 31, 2018 we have completed our analysis for all of the tax effects of the Tax Act and have recognized an additional tax provision of approximately $0.3 million primarily related to the revaluation of our net deferred tax asset. Given the past seven years of profitability, management’s assessment of the current business climate and expected future profits, it is more likely than not that all of the deferred tax assets will be realized before they expire.

In Fiscal 2017 we recognized an income tax net provision of approximately $1.0 million based on our income before income tax provision of approximately $2.7 million and our effective tax rate of 37.3% .

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had net income of approximately $0.2 million and $1.7 million for Fiscal 2018 and Fiscal 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2018, we had cash on hand of approximately $0.8 million as compared to cash on hand of approximately $2.3 million on March 31, 2017. The decrease of cash on hand of approximately $1.5 million was primarily due to approximately $0.7 million used in operating activities, approximately $0.3 million used for the purchase of fixed assets approximately $0.4 million used to pay a bank term loan of $1.0 million the proceeds of which were used to to repay subordinated related party debt of approximately $1.1 million.

The Toys R Us bankruptcy significantly impacted our liquidity as we were required to record a charge to bad debt expense of approximately $3.1 million. In addition, we had purchased approximately $1.0 million of inventory for future sales to Toys R Us that did not ship due to the bankruptcy and contributed to the increase in inventory at the end of fiscal 2018. Our parent company has agreed to postpone repayment of trade and subordinated debt and we will rely on borrowings against our revolving credit facility during the first quarter of fiscal 2019 until peak shipping season begins in the second quarter of fiscal 2019. Management is confident that the postponement of related party debt payments, the availability of cash from our revolving credit facility and aggressive reduction of inventory during peak sales season will be adequate to meet our commitments for the next twelve months.

Cash used in operating activities in Fiscal 2018 was approximately $0.7 million. There was an increase in inventory of approximately $2.2 million primarily due to excess inventory purchased for two major customers one of whom (Toys R Us) filed for bankprutcy. Net amounts due from related parties increased by approximately $0.7 million due to shipments made to a related company. These decreases in cash used in operating activities were offset by decreases in trade accounts receivable and amounts due from PNC Bank for collections in excess of amounts due on the revolving credit facility of approximately $0.9 million, changes in net deferred tax assets of approximately $0.5 million, increases in accounts payable of approximately $0.2 million and increases in and obligations to customers for returns and allowances of approximately $0.5 million primarily due to the increase in net sales.

Cash provided by operating activities in Fiscal 2017 was approximately $1.0 million. We had net income of approximately $1.7 million and there was a decrease in deferred tax assets of approximately $0.9 million and an increase in trade accounts payable of approximately $0.7 million. These increases to cash provided by operations were offset by an increase of approximately $1.7 million in inventory primarily due to higher than expected quantities in the new download product line an increase in Accounts Receivable of approximately $0.4 million and reduction in related party accounts payable of approximately $0.4 million which accounted for approximately 85% of the cash provided by operating activities.

Cash used by investing activities for Fiscal 2018 and Fiscal 2017 was approximately $0.3 million and $0.1 million, respectively, primarily due to the purchase of molds and tooling for new karaoke models.

Cash used in financing activities for Fiscal 2018 and Fiscal 2017 was approximately $0.5 million and $0.7 million, respectively. In June 2017, PNC Bank approved a term note in the amount of $1.0 million the proceeds of which were used to pay down subordinated related party debt and the company made scheduled payments of approximately $0.4 million against the term note. The company also made an additional scheduled payment of approximately $0.1 million against the subordinated related party debt from working capital. The company also paid $40,000 in deferred financing fees related to the renewal of the Revolving Facility. Cash used in Fiscal 2017 was primarily due to the repayment of the note payable to Ram Light.

As of March 31, 2018 our working capital was approximately $6.6 million. Our current liabilities of approximately $4.6 million include:

●	Accounts payable of approximately $1.6 million of which approximately $0.9 million were amounts due to product vendors.
●	Current amounts due on bank term note of $0.5 million.
●	Amounts due to related parties for services provided of $0.4 million.
●	Current amounts due to Starlight Marketing Limited (related party) of approximately $0.7 million.
●	Accrued expenses of approximately $0.7 million of which approximately $0.1 million was accrued payroll and approximately $0.1 million was due to customers for advertising and co-op allowances.
●	Customer obligations for defective returns and allowances of approximately $0.5 million – the amount will be satisfied by future purchases or refunds.
●	Warranty provision for estimated effective returns in the amount of approximately $0.2 million.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve-month period, we plan on financing our working capital needs from:

1) Vendor financing – Some of our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales which are expected to account for more than 50% of the total revenues in Fiscal 2018.

2) Line of Credit - The Company now has a Revolving Credit Facility expiring on July15, 2020. The outstanding loan balance cannot exceed $15.0 million during peak selling season between August 1 and December 31 and is reduced to a maximum of $7.5 million between January 1 and July 31. The Revolving Credit Facility allows the outstanding loan balance to increase to a maximum of $20.0 million (upon bank approval) during peak selling season and Management believes this Revolving Credit Facility is adequate to finance our business during the next fiscal year.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 89.2% and 84.0% of net sales in Fiscal 2018 and Fiscal 2017, respectively.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

INFLATION

Inflation has not had a significant impact on the Company’s operations. The Company has historically passed any price increases on to its customers since prices charged by the Company are generally not fixed by long-term contracts.

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

In September, 2017, Toys R Us filed for bankruptcy protection and conversion to liquidation in April 2018 and accordingly we recorded a bad debt charge of approximately $3.1 million due to the bankruptcy.

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

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represented 6.0% and 6.8% of net sales for the fiscal years ended March 31, 2018 and 2017, respectively.

INCOME TAXES

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for potential income taxes in the jurisdictions have been made. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

The amendments in this ASU are now effective for the Company beginning April 1, 2018. Management plans to adopt ASU 2014-09 using the full retrospective method of implementation. Management has assessed the effect of implementing ASU 2014-09 to determine the effect on the Company’s financial statements. After examining the Company’s performance obligations in its contracts, most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (between 6 and 9 months) after goods have been shipped. Currently, the Company recognizes a liability for the estimated net amount of sales less related cost of goods sold of expected returned goods at the time of sale. The liability for defective goods is included in warranty provisions on the consolidated balance sheets. The implementation of ASU 2014-09 will require that the cost of the estimated returned goods be reflected as a current asset and the amount of estimated sales to be credited to the customer be recognized in liabilities on the consolidated balance sheets.

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

(c) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended March 31, 2018, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2018.

Name	Age	Position

Gary Atkinson	36	CEO
Bernardo Melo	41	VP Global Sales and Marketing
Lionel Marquis	65	CFO
Phillip Lau	70	Chairman
Harvey Judkowitz	73	Director
Joseph Kling	88	Director
Peter Hon	77	Director
Yat Tung Lau	39	Director

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

Bernardo Melo has been with the Company since February 2003 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Walmart. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 13 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 23 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), US Plastic Lumber Corp., Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant University with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Philip Lau joined the Company’s board of directors on February 15, 2015 and was appointed as Chairman of the Company’s Board of Directors. Mr. Lau served as Chairman and Managing Director of the Starlight Group of companies since September of 1989. Mr. Lau has over 46 years of management experience in the consumer electronics industry and is a director in a number of Starlight group companies.

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

Peter Hon has served as a director of the Company since January 12, 2007. Mr. Hon has been a non-executive of the Starlight Group since 1998. Mr. Hon passed the College of Law qualifying examination in 1969 in the United Kingdom and began practicing law in Hong Kong in that year after being admitted to the High Court of Hong Kong. He has been the principal of Hon and Co, a law firm in Hong Kong for the past 40 plus years.

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

Joseph Kling was appointed as a director of the Company on May 9, 2017. Mr. Kling has spent his entire career in the toy industry, most notably serving as CEO of View-Master, the iconic stereoscopic toy company, which later purchased Ideal Toy from CBS and later became View-Master Ideal, publicly traded on the Nasdaq. View-Master Ideal later acquired California Plush Toys and the entire group was later acquired by Tyco Toys in 1989. Kling later went into private M&A consulting and sat on the board of Russ Berrie & Co (currently known as Kids Brands, Inc.) for 21 years advising on the acquisition of several toy companies. Mr. Kling has also served on the Board of Crown Crafts, a large distributor of infant, toddler, and juvenile consumer products and on the board of Lancit Media Entertainment, a children’s and family media production company (formerly listed on the Nasdaq). Notably, Mr. Kling has been involved in many major toy company acquisitions of brands such as Melissa & Doug and Brio.

BOARD COMMITTEES

We have an audit committee, a compensation committee and a nominating committee.

The audit committee consisted of Messrs. Judkowitz (Chairman) and Kling. The Board has determined that Mr. Judkowitz qualifies as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K of the Exchange Act. The Board has determined that each of Messrs. Judkowitz and Kling were “independent directors” within the meaning of the listing standards of the major stock exchanges. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

The compensation committee consisted of Messrs. Judkowitz, Kling and Philip Lau. The compensation committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our employee stock option plan.

The nominating committee consisted of Messrs. Philip Lau and Yat Tung Lau. The nominating committee is responsible for reviewing the qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board of Directors for such election.

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

In addition to these minimum qualifications, the Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

●	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

●	whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (the “SEC”) in Item 401 of Regulation S-K;

●	whether the person would qualify as an “independent” director under the listing standards of the OTC;

●	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and

●	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on December 7, 2017.

FAMILY RELATIONSHIPS

There are no family relationships among any of our officers or other directors, except for Chairman Philip Lau who is the father of Director Yat Tung Lau and the uncle of Gary Atkinson, the Company’s CEO.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2018 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

Mr. Harvey Judkowitz filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Peter Hon filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions.

Mr. Yat-Tung Lau filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions.

Mr. Philip Lau filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions.

Mr. Joseph Kling filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2018	$126,923	$54,984	$-	$41,648	$-	$-	$-	$223,555
Chief Executive Officer	2017	$120,000	$71,545	$-	$8,936	$-	$-	$-	$200,481

Lionel Marquis	2018	$132,769	$33,262	$-	$20,824	$-	$-	$-	$186,855
Chief Financial Officer	2017	$130,000	$52,210	$-	$2,681	$-	$-	$-	$184,891

Bernardo Melo	2018	$157,200	$213,578	$-	$83,296	$-	$-	$-	$454,074
VP Global Sales & Marketing	2017	$157,200	$207,881	$-	$27,829	$-	$-	$-	$392,910

Narrative Disclosure to Summary Compensation Table

Mr. Atkinson does not have an employment contract with the Company and had an annual salary of $120,000 for the fiscal year ended March 31, 2017. Effective January 4, 2018, Mr. Atkinson’s annual base salary increased to $150,000.

Mr. Marquis does not have an employment contract with the Company and had an annual salary of $130,000 for the fiscal year ended March 31, 2017. Effective January 4, 2018, Mr. Marquis’ annual base salary increased to $142,000.

Mr. Melo does not have an employment contract with the Company and had an annual salary of $157,200 for the fiscal years ended March 31, 2018 and 2017.

As of June 29, 2018, the Company did not have any employment contracts with any of its employees. However, on January 3, 2014, the Company entered into agreements with the three executive officers named above that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

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

OPTION GRANTS IN FISCAL 2018

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under our Year 2001 Stock Option Plan as well as other stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31, 2018:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	150,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	50,000	-	N/A	0.24	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.47	5/3/2027	100,000	N/A	N/A	N/A

Lionel Marquis, CFO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	15,000	-	N/A	0.24	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	50,000	-	N/A	0.47	5/3/2027	50,000	N/A	N/A	N/A

Bernardo Melo, VP Sales - Year 2001 Stock Option Plan	200,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	250,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	25,000	-	N/A	0.17	6/30/2025	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.32	8/10/2026	N/A	N/A	N/A	N/A
- Other stock option awards	200,000	-	N/A	0.47	5/3/2027	200,000	N/A	N/A	N/A

CHIEF EXECUTIVE PAY RATIO DISCLOSURE

The Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the chief executive officer to the median employee’s total annual compensation. Mr. Atkinson’s total compensation as reported in the Executive Summary Compensation Table is compared to the median employee’s total compensation as reflected in the ratio table below. The median employee was determined using the quarterly average number of active full-time employees and a subcontractor for the fiscal year ended March 31, 2018 excluding Mr. Atkinson. All wages, cash bonuses, contractor payments, and fair market value of stock option awards granted to each employee (excluding Mr. Atkinson) were included in determining the median employee’s total compensation. The table below presents the ratio of Mr. Atkinson’s total annual compensation to the median employee’s total annual compensation.

Mr. Atkinson’s total annual compensation	$223,555

Median employee’s total annual compensation	$64,342

Ratio of Chief Executive Officer to median emloyee	3.5 : 1

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2018.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Comepnsation Earnings	All Other Compensation	Total

Peter Hon	$7,750	$2,500	$6,625	$-	$-	$-	$16,875

Harvey Judkowitz	$9,500	$2,500	$6,625	$-	$-	$-	$18,625

Phillip Lau	$8,000	$2,500	$6,625	$-	$-	$-	$17,125

Yat Tung Lau	$7,500	$2,500	$6,625	$-	$-	$-	$16,625

Joseph Kling	$9,000	$2,500	$6,925	$-	$-	$-	$18,425

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2018 the aggregate number of stock awards held by Messrs. Judkowitz and Kling is 249,214 and 4,545, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Philip Lau is 43,819, 33,402 and 4,545, respectively.

(2) As of March 31, 2018 the aggregate number of Company stock options held by Messrs. Judkowitz and Kling is 180,000 and 20,000, respectively and Messrs. Hon, Yat Tung Lau and Philip Lau is 60,000, 40,000 and 20,000 respectively.

During Fiscal 2018, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our five non-employee directors during Fiscal 2018 were Messrs. Judkowitz, Hon, Kling, Yat Tung Lau and Philip Lau.

During Fiscal 2018, we have utilized the following compensation policy for our directors:

●	An initial grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of joining the board. The options will vest in one year and expire in ten years while they are board members or the lesser of five years or remaining life of the stock option once they are no longer board members.

●	An annual cash payment of $7,500 will be made for each completed full year of service or prorated for a partial year. The payment will be made as of March 31.

●	An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the Annual Stockholder Meeting. The actual grant will be made on or before March 31.

●	An annual grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of the Annual Stockholder Meeting. If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

●	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $250 fee.

●	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2018, we had granted 940,000 options under the Year 2001 Plan 120,000 of which had expired and 820,000 of which remained outstanding and fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

Options granted under the Year 2001 Plan are not transferable except by will or applicable laws of descent and distribution. Except as expressly determined by the Compensation Committee, no option under the Year 2001 Plan is exercisable after thirty (30) days following an individual’s termination of employment with the Company or a subsidiary, unless such termination of employment occurs by reason of such individual’s disability, retirement or death. The obligations of the Company under the Year 2001 Plan are binding on (1) any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Company or (2) any successor corporation or organization succeeding to all or substantially all of the assets and business of the Company. In the event of any of the foregoing, the Compensation Committee may, at its discretion, prior to the consummation of the transaction, offer to purchase, cancel, exchange, adjust or modify any outstanding options, as such time and in such manner as the Compensation Committee deems appropriate.

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2018 and 2017 totaled approximately $52,000 and $46,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 29, 2018 (the “record date”), certain information concerning beneficial ownership of our common stock by:

●	all directors and former directors of the Singing Machine,
●	all named executive officers of the Singing Machine; and
●	persons known to own more than 5% of our common stock.

Security ownership is based on 38,282,028 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of June 29, 2018 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of June 29, 2018
Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson (1)	456,981	1.2%
Lionel Marquis (1)	285,000	*
Bernardo Melo (1)	860,916	2.2%
Philip Lau (1)	24,545	*
Harvey Judkowitz (1)	459,214	1.2%
Joseph Kling (1)	24,545	*
Yat Tung Lau (1)	73,402	*
Peter Hon (1)	103,819	*
Officers & Directors as a Group (8 persons)	2,288,422	6.0%

Security Ownership of Certain Beneficial Owners:
Sinostar (2)	19,623,155	51.3%
koncepts International Ltd.	18,682,679	48.8%
Treasure Green Holdings Ltd. (3)	940,476	2.5%
Arts Electronics Ltd. (4)	3,745,917	9.8%
Gentle Boss Investments Ltd (5)	2,100,000	5.5%

* Less than 1%

Total Shares of Common Stock as of June 28, 2018	38,282,028
Stock Options Exercisable within 60 days of June 28, 2018	2,330,000

Total	40,612,028

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2001 Stock Option Plan, which will be vested and exercisable within 60 days of the record date: 420,000 options held by Gary Atkinson, 775,000 options held by Bernardo Melo, 285,000 options held by Lionel Marquis, 180,000 options held by Harvey Judkowitz, 20,000 options held by Joseph Kling, 60,000 options held by Peter Hon, 40,000 held by Yat Tung Lau and 20,000 held by Philip Lau

(2) “Sinostar” is defined in Part I, Item 1 under “Business Overview.” The address for Sinostar is: Rooms 05-15, 13A/F,South Tower, World Finance Centre, Harbour City, 17 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong.

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

(4) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(5) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DUE TO/FROM RELATED PARTIES

On March 31, 2018 and 2017, the Company had approximately $1.2 million and $0.0 million, respectively due from related parties for goods and services sold these companies.

In connection with the renewal of the Revolving Credit Facility on June 22, 2017, the amount due of approximately $1.9 million to Starlight Marketing Development, Ltd. (“Starlight Debt”) remained subordinated however, PNC Bank authorized a two-year term note in the amount of $1.0 million the proceeds of which were to be used to pay down a portion of the Starlight Debt leaving a balance due on the Starlight Debt of approximately $0.8 million. The term note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note is payable in quarterly installments of $125,000 plus accrued interest with the first installment paid on August 1, 2017 and has a current and long-term component. Provision has also been made to allow repayment of the remaining approximately $0.8 million in quarterly installments of $123,000 including interest accrued at 6% per annum commencing August 1, 2017 provided liquidity tests as defined in the original agreement are met. Due to liquidity issues caused by the bankruptcy of our second largest customer, the company was only able to make one scheduled payment on the Starlight Debt during Fiscal 2018. The remaining Starlight Debt of approximately $0.8 million has a current and long-term component.

TRADE

During Fiscal 2018 and 2017 the Company purchased products approximately $0.0 million, and $1.0 million, respectively from Starlight Electronics Company, Ltd (“SLE”). These purchases were a component of cost of sales in the accompanying consolidated statements of income.

During Fiscal 2018 and 2017 the Company paid approximately $0.3 million and $0.1 million, respectively to SLE as reimbursement for engineering quality control and other administrative services performed on our behalf in China. During Fiscal 2018 and 2017 the Company received approximately $0.0 million and $0.2 million respectively, from SLE as reimbursement for customer support services performed by the Company on behalf of Starlight USA. In both Fiscal 2018 and 2017, the Company also paid non-recurring engineering fees to SLE of approximately $43,000. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2018 and 2017 the Company sold approximately $1.5 million and $1.4 million, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for Fiscal 2018 and 2017 was 21.8% and 21.4%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2018 and 2017 the Company sold approximately $0.6 million and $0.4 million, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 24.6% and 31.8%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

In both Fiscal 2018 and 2017 the Company paid approximately $0.2 million to Merrygain Holding Company, Ltd. (a related party subsidiary) for storage fees and other services provided to the Company by this subsidiary. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

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

CORPORATE GOVERNANCE

Board Determination of Independence

The Board has determined that Messrs. Judkowitz and Kling are “independent directors” within the meaning of the listing standards of major stock exchanges. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent registered public accounting firms for professional services rendered for Fiscal 2018 and Fiscal 2017:

Fee Category	Fiscal 2018	Fiscal 2017

Audit Fees	$109,090	$98,890
All Other Fees	21,005	22,335

Total Fees	$130,095	$121,225

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2018 and 2017.

Consolidated Statements of Income—Years ended March 31, 2018 and 2017.

Consolidated Statements of Cash Flows—Years ended March 31, 2018 and 2017.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2018 and 2017.

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

10.3 Securities Purchase Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.4 Registration Rights Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.5 One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.6 Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.7 Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2007. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.11 PNC Revolving Credit and Security Agreement, dated July 14, 2014 by and between The Singing Machine Company, Inc. and PNC Bank (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on July 16, 2014)

10.12 Promissory Note dated July 14, 2014 by and between The Singing Machine Company, Inc. and Ram Light Management Ltd. (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on July 16, 2014).

31.1 Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31 2018 and 2017; (ii) Consolidated Statements of Operations for the two years ended March 31, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the two years ended March 31, 2018 and 2017; (iv) Consolidated Statements of Shareholders’ Equity for the two years ended March 31, 2018 and 2017 ; (v) Notes to the Consolidated Financial Statements and (vi) Schedule II – Valuation and qualifying Accounts.*

* Filed herewith

+ Compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: June 28, 2018	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	June 28, 2018
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	June 28, 2018
Lionel Marquis	(Principal Financial Officer)

/s/ PHILIP LAU	Chairman	June 28, 2018
Philip Lau

/s/ HARVEY JUDKOWITZ	Director	June 28, 2018
Harvey Judkowitz

/s/ Joseph KLING	Director	June 28, 2018
Joseph Kling

/s/ YAT TUNG LAU	Director	June 28, 2018
Yat Tung Lau

/s/ peter hon	Director	June 28, 2018
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP

Fort Lauderdale, Florida

June 28, 2018

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017

Assets
Current Assets
Cash	$813,908	$2,305,439
Accounts receivable, net of allowances of $82,102 and $132,583 respectively	1,066,839	1,655,518
Due from PNC Bank	6,212	242,859
Accounts receivable related party - Starlight Consumer Electronics USA, Inc.	7,054	-
Accounts receivable related party - Winglight Pacific, Ltd	1,150,104	-
Inventories, net	8,057,774	5,426,346
Prepaid expenses and other current assets	137,970	81,278
Deferred financing costs	13,333	21,606
Total Current Assets	11,253,194	9,733,046

Property and equipment, net	450,305	412,805
Other non-current assets	11,523	11,523
Deferred financing costs, net of current portion	16,667	-
Deferred tax assets	937,137	1,479,209
Total Assets	$12,668,826	$11,636,583

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,614,748	$1,381,870
Current portion of bank term note payable	500,000	-
Due to related party - Starlight Electronics Co., Ltd	210,756	-
Due to related party - Starlight R&D, Ltd.	113,116	-
Due to related party - Merrygain Holding Co., Ltd.	89,803	-
Accrued expenses	701,932	626,331
Obligations to customers for returns and allowances	445,484	38,460
Warranty provisions	246,840	223,700
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	689,792	1,924,431
Total Current Liabilities	4,612,471	4,194,792

Bank term note payable, net of current portion	125,000	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	125,575	-
Total Liabilities	4,863,046	4,194,792

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,282,028 and 38,259,303 shares issued and outstanding, respectively	382,820	382,593
Additional paid-in capital	19,624,063	19,412,787
Accumulated deficit	(12,201,103)	(12,353,589)
Total Shareholders’ Equity	7,805,780	7,441,791
Total Liabilities and Shareholders’ Equity	$12,668,826	$11,636,583

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2018	March 31, 2017

Net Sales	$60,808,050	$52,919,228

Cost of Goods Sold	45,135,272	39,082,802

Gross Profit	15,672,778	13,836,426

Operating Expenses
Selling expenses	4,875,238	5,035,787
General and administrative expenses	6,371,541	5,564,453
Bad debt expense	3,203,677	83,583
Depreciation	219,968	166,025
Total Operating Expenses	14,670,424	10,849,848

Income from Operations	1,002,354	2,986,578

Other Expenses
Interest expense	(273,385)	(189,230)
Finance costs	(31,606)	(74,077)
Total Other Expenses	(304,991)	(263,307)

Income Before Income Tax Provision	697,363	2,723,271

Income Tax Provision	(544,877)	(1,017,073)

Net Income	$152,486	$1,706,198

Income per Common Share
Basic and Diluted	$0.00	$0.04
Diluted	$0.00	$0.04

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,274,432	38,242,535
Diluted	39,553,649	39,422,608

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net Income	$152,486	$1,706,198
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	219,968	166,025
Amortization of deferred financing costs	31,606	74,077
Change in inventory reserve	(420,000)	(60,000)
Change in allowance for bad debts	(50,481)	81,404
Stock based compensation	211,503	63,745
Change in net deferred tax assets	542,072	929,322
Changes in operating assets and liabilities:
Accounts receivable	639,160	(355,133)
Due from PNC Bank	236,647	(58,467)
Accounts receivable - related parties	(1,157,158)	(1,675,371)
Inventories	(2,211,428)	26,152
Prepaid expenses and other current assets	(56,692)	34,323
Other non-current assets	-	(129)
Accounts payable	232,878	659,657
Due to related parties	413,675	(400,000)
Accrued expenses	75,601	(23,784)
Obligations to clients for returns and allowances	407,024	(82,632)
Warranty provisions	23,140	(68,800)
Net cash (used in) provided by operating activities	(709,999)	1,016,587
Cash flows from investing activities
Purchase of property and equipment	(257,468)	(148,228)
Net cash used in by investing activities	(257,468)	(148,228)

Cash flows from financing activities
Proceeds from bank term note	1,000,000	-
Payment of bank term note	(375,000)	-
Proceeds from subscriptions receivable	-	6,400
Proceeds from exercise of stock options	-	11,880
Payment of deferred financing costs	(40,000)	-
Payment on note payable related party - Ram Light Management, Ltd.	-	(696,612)
Payment on subordinated debt - related party	(1,109,064)	-
Payments on capital lease	-	(1,078)
Net cash used in financing activities	(524,064)	(679,410)
Net change in cash	(1,491,531)	188,949

Cash at beginning of year	2,305,439	2,116,490
Cash at end of year	$813,908	$2,305,439

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$301,748	$253,008
Cash paid for income taxes	$30,000	$58,955

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2016	-	$-	38,181,635	$381,816	$19,337,939	$(6,400)	$(14,059,787)	$5,653,568

Net Income							1,706,198	1,706,198
Employee compensation-stock option					53,745			53,745
Exercise of stock options			36,000	360	11,520	6,400		18,280
Director Fees			41,668	417	9,583			10,000
Balance at March 31, 2017	-	-	38,259,303	382,593	19,412,787	-	(12,353,589)	7,441,791

Net Income							152,486	152,486
Employee compensation-stock option					199,003			199,003
Director Fees			22,725	227	12,273			12,500

Balance at March 31, 2018	-	$-	38,282,028	$382,820	$19,624,063	$-	$(12,201,103)	$7,805,780

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

China Sinostar Group Company Limited (“Sinostar”), through its wholly owned subsidiary koncepts International Limited (“koncepts”), is a major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2018. Sinostar is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Sinostar’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Sinostar, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Sinostar and its subsidiaries collectively referred to herein as the “Sinostar Group” or “Sinostar”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Sinostar, owning approximately 2% of our common stock. In total, the Sinostar Group owns approximately 51% of the Company’s shares of common stock. In July 2014, under a restructuring arrangement, Star Light Electronics Company Ltd was separated from the Sinostar Group and is partly and indirectly held by our Chairman, Philip Lau.

NOTE 2 - LIQUIDITY

The Company reported net income of approximately $0.2 million for the fiscal year ended March 31, 2018 as compared to net income of approximately $1.8 million for the fiscal year ended March 31, 2017. The Company’s net income and cash flow were significantly affected by the Toys R Us bankruptcy and recorded a charge of approximately $3.1 million to bad debt expense for fiscal 2018. In addition to the bad debt charge the Company also purchased inventory relating to Toys R Us commitments that was not shipped due to the bankruptcy which contributed approximately $1.0 million to the increase in inventory of approximately $2.6 million at the end of the fiscal year ended March 31, 2018 compared to fiscal year ended March 31, 2017. To assist with the Company’s cash requirements during the next three months (period prior to beginning of peak shipping season), our parent company has agreed to delay payment of related party trade debt as well as payments due on subordinated debt. The Company has adequate cash available on its revolving credit facility to meet all obligations during this off-peak season. While management continues to assess the long term effect of the Toys R Us bankruptcy, management is confident that the temporary suspension of payments on related party debt and availability of cash from our revolving credit facility and significant efforts to reduce inventory levels during the next year will be adequate to meet the company’s liquidity requirements for the next twelve months.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMC-L, and SMC-M. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

USE OF ESTIMATES

The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, warranty reserves, inventory reserves and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Historically, past changes to these estimates have not had a material impact on the Company’s financial statements. However, circumstances could change which may alter future expectations.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be in an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other allowances based upon historical collection experience. The Company is subject to chargebacks from customers for cooperative marketing programs, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations. In September, 2017, Toys R Us (which accounted for approximately 17.3% of our sales in fiscal 2018) filed for bankruptcy protection and conversion to liquidation in April 2018. While revenue was not significantly impacted during fiscal 2018, cash flow was significantly impacted as we recorded a charge to bad debt expense of approximately $3.1 million.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at March 31, 2018 and March 31, 2017 are approximately $0.1 million and $0.2 million, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. The Singing Machine reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of March 31, 2018 and 2017 the Company had inventory reserves of approximately $0.3 million and $0.7 million, respectively, for estimated excess and obsolete inventory.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, obligations to customers for returns and allowances, and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the bank term note payable and the subordinated debt to Starlight Marketing Development, Ltd. (related party) approximate fair value due to interest accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

REVENUE RECOGNITION

Revenue from the sale of equipment, accessories, and musical recordings are recognized upon the later of: (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates. The total returns represent 6.0% and 6.8% net sales for the twelve months ended March 31, 2018 and 2017, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as a component of selling expenses and those billed to customers are recorded as a reduction of expense in the consolidated statements of income.

STOCK-BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2018 and 2017 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2018 and 2017, the stock option expense was approximately $0.2 million and $0.1 million, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the year ended March 31, 2018: expected dividend yield 0%, risk-free interest rate of between 1.08% and 1.24%, volatility between 112.26% and 121.79% and expected term of three years.

●	For the year ended March 31, 2017: expected dividend yield 0%, risk-free interest rate of 0.55%, volatility 145.0% and expected term of three years.

The Company’s directors were issued shares of stock as compensation for their service. For the years ended March 31, 2018 and 2017, the stock compensation expense to directors was $12,500 and $10,000, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 9% of the purchase. The customers have to advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the years ended March 31, 2018 and 2017 was approximately $2.3 million and $2.7 million, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the consolidated statements of income. For the years ended March 31, 2018 and 2017, these amounts totaled approximately $0.2 million and $0.1 million, respectively.

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

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of March 31, 2018, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

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

The amendments in this ASU are effective for the Company beginning April 1, 2018. Management plans to adopt ASU 2014-09 using the full retrospective method of implementation. Management has assessed the effect of implementing ASU 2014-09 to determine the effect on the Company’s financial statements. After examining the Company’s performance obligations in its contracts, most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (between 6 and 9 months) after goods have been shipped. Currently, the Company recognizes a liability for the estimated net amount of sales less related cost of goods sold of expected returned goods at the time of sale. The liability for defective goods is included in warranty provisions on the consolidated balance sheets. The implementation of ASU 2014-09 will require that the cost of the estimated returned goods be reflected as a current asset and the amount of estimated sales to be credited to the customer be recognized in liabilities on the consolidated balance sheets.

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

NOTE 4 - INVENTORIES

Inventories are comprised of the following components:

	March 31, 2018	March 31, 2017

Finished Goods	$8,337,774	$6,126,346
Less: Inventory Reserve	280,000	700,000

Total Inventories	$8,057,774	$5,426,346

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	MARCH 31, 2018	MARCH 31, 2017

Computer and office equipment	5 years	$286,928	$285,650
Furniture and fixtures	7 years	98,410	4,312
Warehouse equipment	7 years	238,471	238,471
Molds and tooling	3-5 years	2,788,905	2,626,813
		3,412,714	3,155,246
Less: Accumulated depreciation		2,962,409	2,742,441
		$450,305	$412,805

Depreciation expense for both fiscal years ended 2018 and 2017 was approximately $0.2 million.

NOTE 6 - OBLIGATIONS TO CUSTOMERS FOR RETURNS AND ALLOWANCES

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for ccustomers to accumulate credits from the Company’s sales and allowance programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to obligations to customers for returns and allowances in current liabilities on the Consolidated Balance Sheets. Customer requests for payment of a credit balance are reclassified from obligations to customers for returns and allowances to accounts payable on the Consolidated Balance Sheets. When new invoices are processed prior to settlement of the credit balance and the customer accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of March 31, 2018 and March 31, 2017, obligations to clients for returns and allowances reclassified from accounts receivable were approximately $0.4 million and $0.0 million respectively.

NOTE 7 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15.0 million during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5.0 million of availability during peak selling season if required) and is reduced to a maximum of $7.5 million between January 1 and July 31. At March 31, 2018 and March 31, 2017, there was no amounts due on the Revolving Credit Facility. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

●	Up to 85% of the company’s eligible domestic and Canadian accounts receivable and up to 90% of eligible foreign credit insured accounts aged less than 60 days past due (not to exceed 90 days from invoice date, cross aged on the basis of 50% or more past due with certain specific accounts qualifying for up to 120 days from invoice date not to exceed 30 days from the due date; plus
●	Up to the lesser of (a) 60% of the cost of eligible inventory or (b) 85% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus
●	Applicable reserves including a dilution reserve equal to 100% of the Company’s advertising and return accrual reserves. Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Credit Facility includes the following sub-limits:

●	Letters of Credit to be issued limited to $3.0 million.
●	Inventory availability limited to $5.0 million.
●	$0.5 million eligible in-transit inventory sublimit within the $5.0 million total inventory.
●	Mandatory pay-down to $1.0 million (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility must comply with the following quarterly financial covenants to avoid default:

●	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.
●	Capital expenditures limited to $0.3 million per year.

As of March 31, 2018 the Company was in compliance with all covenants.

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the fiscal years ended March 31, 2018 and 2017 the Company incurred interest expense of approximately $0.2 million and $0.1 million, respectively, on amounts borrowed against the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $0.8 million.

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1.0 million the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1.9 million in June 2017. The Term Note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The Term Note is payable in quarterly installments of $125,000 plus accrued interest with the first installment paid on August 1, 2017. At March 31, 2018 and March 31, 2017, the outstanding balance on the Term Note was approximately $0.6 million and $0.1 million, respectively. During the years ended March 31, 2018 and 2017 the Company incurred interest expense of approximately $23,000 and 0, respectively.

Subordinated Debt

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $0.8 million. Provision has also been made to allow repayment of the remaining $0.8 million in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1.0 million and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1.0 million after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. The installment payments of $123,000 due on December 31, 2017 and March 31, 2018 were not made due to the Toys R Us bankruptcy’s unfavorable effect on cash flow. During the fiscal years ended March 31, 2018 and 2017 the Company incurred interest expense of approximately $37,000 and $25,000 respectively on the related party subordinated debt.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

As of June 28, 2018 management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau, China expiring at varying dates. The lease for our office facilities in Macau expired on April 30, 2018. Effective May 1, 2018, the lease was renewed for another three-year term. Rent expense will be fixed at approximately $1,600 per month for the duration of the lease and will expire on April 30, 2021. Rent expense for the years ended March 31, 2018 and 2017 was approximately $0.7 million and $0.6 million, respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2018 are as follows:

Operating Leases
For fiscal year ending March 31,
2019	$641,637
2020	651,127
2021	348,531
2022	115,812
2023 and beyond	238,805
$1,995,912

NOTE 9 – SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2018 and 2017 the Company issued the following common stock shares:

Fiscal 2018:

On August 1, 2017, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2018.

Fiscal 2017:

On November 6, 2016, the Company issued 36,000 shares of its common stock to two employees who exercised stock options at an exercise price of $0.33 per share.

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

As of March 31, 2018 there were common stock equivalents to purchase 2,330,000 shares of common stock 1,850,000 of which were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2017 there were common stock equivalents to purchase 1,970,000 shares of common stock of which 1,870,000 were included in the computation of diluted earnings per share.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2018, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2018.

A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2018		Fiscal 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of year	1,970,000	$0.16	1,972,000	$0.19
Granted	480,000	0.49	100,000	0.32
Exercised	-	-	(36,000)	0.33
Forfeited	(120,000)	0.45	(66,000)	0.88
Balance at end of year	2,330,000	$0.22	1,970,000	$0.16

Options exercisable at end of year	1,850,000	$0.15	1,870,000	$0.18

The following table summarizes information about employee stock options outstanding at March 31, 2018:

Range of Exercise Price	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price
$0.03 - $0.33	1,870,000	3.8	$0.15	1,850,000	$0.15
$0.45 - $0.93	460,000	9.1	$0.51	-	$0.00
*	2,330,000			1,850,000

* Total number of options outstanding as of March 31, 2018 includes 360,000 options issued to five current and two former directors as compensation and 1,150,000 options issue to key employees that were not issued from the Plan.

NOTE 10 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau, China. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2018 and 2017, the Macau Subsidiary recorded no tax provision.

The U.S. Federal net operating loss carryforward is subject to an IRS Section 382 limitation. As of March 31, 2018 and 2017, the Company had net deferred tax assets of approximately $0.9 million and $1.5 million, respectively. On December 22, 2017 the Tax Act was enacted which reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act we have determined our blended rate for the fiscal year ending March 31, 2018 was approximately 28.4% and we recorded a tax provision of approximately $0.2 million. As of March 31, 2018 we have completed our analysis for all of the tax effects of the Tax Act and have recognized an additional tax provision of approximately $0.3 million primarily related to the revaluation of our net deferred tax assets.

The income tax provision for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components for 2018 and 2017:

	2018	2017
Income tax provision:
Current:
Federal	$-	$87,751
State	-	-

Total current Federal and State	$-	$87,751

Deferred:
Federal	$587,995	$849,983
State	(43,118)	79,339

Total Deferred Federal and State	$544,877	$929,322

Total income tax provision	$544,877	$1,017,073

The United States and foreign components of income before income taxes are as follows:

	2018	2017

United States	$469,182	$2,507,010
Foreign	228,181	216,261
	$697,363	$2,723,271

The actual tax provision differs from the “expected” tax expense for the years ended March 31, 2018 and 2017 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

	2018	2017

Expected tax expense	$212,657	$925,912
State income taxes, net of Federal income tax benefit	10,341	36,195
Permanent differences	12,716	11,559
Deemed Dividend	70,267	73,521
Change in income tax rate	346,062	-
Tax rate differential on foreign earnings	(70,267)	(73,529)
Other	(36,899)	43,415
Actual tax provision	$544,877	$1,017,073

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2018	2017
Deferred tax assets:
Federal net operating loss carryforward	$263,231	$476,003
State net operating loss carryforward	289,584	242,418
AMT credit carryforward	92,723	139,754
Inventory differences	190,327	436,695
Allowance for doubtful accounts	18,462	46,837
Reserve for sales returns	55,505	79,026
Stock option compensation expense	104,676	93,178
Accrued expenses	30,017	46,589
Total deferred tax assets	1,044,525	1,560,500
Deferred tax liabilities:
Depreciation	(76,364)	(81,291)
Prepaid expenses	(31,024)	-
Net deferred tax assets	$937,137	$1,479,209

The company performed an analysis in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. As of March 31, 2018 the analysis indicated that it is more likely than not that the deferred tax assets recorded will be realized.

At March 31, 2018, the Company has federal tax net operating loss carryforwards in the amount of approximately $1.4 million that begin to expire in the year 2029. The net operating loss carryforward is subject to an IRS Section 382 limitation. There is approximately $0.2 million per year available to use beginning in Fiscal 2018. In addition, the Company has state tax net operating loss carryforwards in the amount of approximately $5.6 million that will begin to expire beginning in 2025.

The Company is no longer subject to income tax examinations for fiscal years before 2015.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one segment. The majority of sales to customers outside of the United States are made by the Macau Subsidiary. Sales by geographic region for the period presented are as follows:

	2018	2017

North America	$56,537,688	$50,063,572
Europe	4,080,249	2,835,085
Asia	93,500	-
South Africa	96,613	20,571
	$60,808,050	$52,919,228

The geographic area of sales is based primarily on where the product was delivered.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2018 and 2017 totaled approximately $52,000 and $46,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Income. The Company does not provide any post-employment benefits to retirees.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At March 31, 2018, 75% of accounts receivable were due from two customers in North America. Accounts receivable from customers that individually owed over 10% of total accounts receivable was 75% at March 31, 2018. At March 31, 2017, 46% of accounts receivable were due from one customer in North America.

Revenues derived from five customers in 2018 and 2017 were 80% and 79% of net sales, respectively. Revenues derived from top three customers in 2018 and 2017 as percentage of the net sales were 34%, 17% and 11% and 30%, 20% and 10%, respectively. The loss of any of these customers could have an adverse impact on the Company. In September, 2017, Toys R US (which accounted for approximately 17.3% of our sales in fiscal 2018) filed for bankruptcy protection and conversion to liquidation in April 2018. While revenue was not significantly impacted during fiscal 2018, cash flow was significantly impacted as we recorded charge to bad debt expense of approximately $3.1 million due to the bankruptcy.

Net sales derived from the Macau Subsidiary aggregated $7.6 million in 2018 and $6.5 million in 2017.

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

During fiscal years 2018 and 2017, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all of the Company’s hardware purchases.

NOTE 14 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On March 31, 2018 and 2017, the Company had approximately $1.2 million and $0.0 million, respectively due from related parties for goods and services sold these companies.

In connection with the renewal of the Revolving Credit Facility on June 22, 2017, the amount due of approximately $1.9 million to Starlight Marketing Deveopment, Ltd. (“Starlight Debt”) remained subordinated however, PNC Bank authorized a two-year term note in the amount of $1.0 million the proceeds of which were to be used to pay down a portion of the Starlight Debt leaving a balance due on the Starlight Debt of approximately $0.8 million. The term note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note is payable in quarterly installments of $125,000 plus accrued interest with the first installment paid on August 1, 2017 and has a current and long-term component. Provision has also been made to allow repayment of the remaining approximately $0.8 million in quarterly installments of $123,000 including interest accrued at 6% per annum commencing August 1, 2017 provided liquidity tests as defined in the original agreement are met. Due to liquidity issues caused by the bankruptcy of our second largest customer, the company was only able to make one scheduled payment on the Starlight Debt during Fiscal 2018. The remaining Starlight Debt of approximately $0.8 million has a current and long-term component.

TRADE

During Fiscal 2018 the Company incurred costs for licensing fees for use of molds and tools of approximately $0.1 million from Starlight Electronics Company, Ltd (“SLE”). During Fiscal 2017 the Company purchased products of approximately $1.0 million from SLE. and The costs incurred for licensing fees from SLE were a component of general and administrative expenses and product purchases from SLE were a component of cost of sales in the accompanying consolidated statements of income.

During Fiscal 2018 and 2017 the Company incurred approximately $0.3 million and $0.1 million, respectively to SLE as reimbursement for engineering quality control and other administrative services performed on our behalf in China. During Fiscal 2018 and 2017 the Company received approximately $0.1 million and $0.2 million respectively, from SLE as reimbursement for customer support services performed by the Company on behalf of Starlight USA. In Fiscal 2018 and 2017, the Company also incurred non-recurring engineering fees to SLE of approximately $43,000. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2018 and 2017 the Company sold approximately $1.5 million and $1.4 million, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for Fiscal 2018 and 2017 was 21.8% and 21.4%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2018 and 2017 the Company sold approximately $0.6 million and $0.3 million, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 24.6% and 31.8%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

In both Fiscal 2018 and 2017 the Company incurred approximately $0.2 million to Merrygain Holding Company, Ltd. (a related party subsidiary) for storage fees and other services provided to the Company by this subsidiary. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

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

Changes in the Company’s warranty provision are presented in the following table:

	Fiscal Year Ended
	March 31, 2018	March 31, 2017
Estimated warranty provision at beginning of year	$223,700	$292,500
Costs accrued for future estimated returns	1,239,186	1,248,670
Returns received	(1,216,046)	(1,317,470)

Estimated warranty provision at end of year	$246,840	$223,700

NOTE 16 – RESERVES

Asset reserves and allowances for years ended March 31, 2018 and 2017 are presented in the following table:

			Reduction to
	Balance at	Charged to	Allowance	Credited to	Balance at
	Beginning of	Costs and	for	Costs and	End of
Description	Year	Expenses	Write off	Expenses	Year

Year ended March 31, 2018
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$132,583	$3,224,684	$(3,254,158)	$(21,007)	$82,102
Inventory reserve	$700,000	$150,000	$(424,688)	$(145,312)	$280,000

Year ended March 31, 2017
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$51,179	$30,858	$-	$50,546	$132,583
Inventory reserve	$760,000	$310,000	$(370,000)	$-	$700,000

NOTE 17 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years ended March 31, 2018 and 2017 are set forth in the following table:

				Basic	Diluted
				Earnings	Earnings
			Net Earnings	(Loss)	(Loss)
	Sales	Gross Profit	(Loss)	Per Share	Per Share
	(In thousands)	(In thousands)	(In thousands)
2018
First quarter	$3,940	$1,079	$(527)	$(0.01)	$(0.01)
Second quarter	32,802	7,738	784	0.02	0.02
Third quarter	21,462	5,998	1,151	0.03	0.03
Fourth quarter	2,604	858	(1,256)	(0.04)	(0.04)
Fiscal Year 2018	$60,808	$15,673	$152	$(0.00)	$(0.00)

2017
First quarter	$4,859	$1,144	$(437)	$(0.01)	$(0.01)
Second quarter	28,129	6,503	1,810	0.05	0.05
Third quarter	16,320	5,036	1,312	0.03	0.03
Fourth quarter	3,611	1,153	(979)	(0.03)	(0.03)
Fiscal Year 2017	$52,919	$13,836	$1,706	$0.04	$0.04

