Form 10-Q
period 2018-06-30
SINGING MACHINE CO INC
filed 2018-08-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,282,028 as of August 14, 2018

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$117,767	$813,908
Accounts receivable, net of allowances of $63,473 and $82,102 respectively	1,213,105	1,066,839
Due from PNC Bank	-	6,212
Accounts receivable related party - Starlight Consumer Electronics USA, Inc.	7,054	7,054
Accounts receivable related party - Winglight Pacific, Ltd	293,651	1,150,104
Inventories, net	8,834,930	8,536,934
Prepaid expenses and other current assets	272,989	137,970
Deferred financing costs	13,333	13,333
Total Current Assets	10,752,829	11,732,354

Property and equipment, net	708,500	450,305
Deferred financing costs, net of current portion	13,333	16,667
Deferred tax assets	1,261,136	937,137
Other non-current assets	12,039	11,523
Total Assets	$12,747,837	$13,147,986

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,687,655	$1,614,748
Accrued expenses	765,035	701,932
Current portion of bank term note payable	625,000	500,000
Due to related party - Starlight Electronics Co., Ltd	306,480	210,756
Due to related party - Starlight R&D, Ltd.	112,359	113,116
Due to related party - Merrygain Holding Co., Ltd.	128,290	89,803
Revolving line of credit	1,089,822	-
Refunds due to customers	256,154	445,484
Reserve for sales returns	137,536	726,000
Current portion of capital leases	14,065	-
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	815,367	689,792
Total Current Liabilities	5,937,763	5,091,631

Bank term note payable, net of current portion	-	125,000
Capital leases, net of current portion	27,167	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	-	125,575
Total Liabilities	5,964,930	5,342,206

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,282,028 shares issued and outstanding	382,820	382,820
Additional paid-in capital	19,635,341	19,624,063
Accumulated deficit	(13,235,254)	(12,201,103)
Total Shareholders’ Equity	6,782,907	7,805,780
Total Liabilities and Shareholders’ Equity	$12,747,837	$13,147,986

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2018	June 30, 2017

Net Sales	$1,836,511	$3,939,733

Cost of Goods Sold	1,445,028	2,860,584

Gross Profit	391,483	1,079,149

Operating Expenses
Selling expenses	446,700	463,747
General and administrative expenses	1,208,644	1,359,231
Depreciation	67,571	43,213
Total Operating Expenses	1,722,915	1,866,191

Loss from Operations	(1,331,432)	(787,042)

Other Expenses
Interest expense	(23,385)	(283)
Finance costs	(3,334)	(21,606)
Total Other Expenses	(26,719)	(21,889)

Loss Before Income Tax Benefit	(1,358,151)	(808,931)

Income Tax Benefit	324,000	281,921

Net Loss	$(1,034,151)	$(527,010)

Loss per Common Share
Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,282,028	38,259,303

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net Loss	$(1,034,151)	$(527,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,571	43,213
Amortization of deferred financing costs	3,334	21,606
Change in inventory reserve	(81,780)	(375,000)
Change in allowance for bad debts	(18,629)	(6,028)
Stock based compensation	11,278	55,237
Change in net deferred tax assets	(323,999)	(283,126)
Changes in operating assets and liabilities:
Accounts receivable	(127,637)	(1,100,703)
Due from PNC Bank	6,212	242,859
Accounts receivable - related parties	856,453	(557,647)
Inventories	(216,216)	(2,651,450)
Prepaid expenses and other current assets	(135,019)	(316,343)
Other non-current assets	(516)	-
Accounts payable	72,907	3,140,580
Accrued expenses	63,103	99,956
Due to related parties	133,454	149,787
Refunds due to customers	(189,330)	69,715
Reserve for sales returns	(588,464)	(338,791)
Net cash used in operating activities	(1,501,429)	(2,333,145)
Cash flows from investing activities
Purchase of property and equipment	(282,240)	(185,336)
Net cash used in investing activities	(282,240)	(185,336)
Cash flows from financing activities
Net proceeds from revolving line of credit	1,089,822	683,986
Net proceeds from bank term note	-	1,000,000
Payment of deferred financing costs	-	(40,000)
Payment on subordinated debt - related party	-	(1,000,000)
Payments on capital leases	(2,294)	-
Net cash provided by financing activities	1,087,528	643,986
Net change in cash	(696,141)	(1,874,495)

Cash at beginning of period	813,908	2,305,439
Cash at end of period	$117,767	$430,944

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,995	$283
Cash paid for income taxes	$-	$30,000
Equipment purchased under capital lease	$43,526	$-

See notes to the condensed consolidated financial statements

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

NOTE 2 - LIQUIDITY

The Company reported a net loss of approximately $1,034,000 for the three months ended June 30, 2018 as compared to a net loss of approximately $527,000 for the three months ended June 30, 2017. The Company’s net income and cash flow continue to be affected by the Toys R Us bankruptcy as net sales decreased from approximately $3,940,000 for the three months ended June 30, 2017 to approximately $1,837,000. Lost sales from Toys R Us of approximately $936,000 accounted for approximately 45% of the decrease and approximately $873,000 or 48% of the decrease was due to reduced sales to our European and Canadian distributors due the timing of shipments as orders from these customers were received later as compared to the same period of the prior year. Inventory relating to Toys R Us commitments that was not shipped due to the bankruptcy of approximately $1,000,000 from the prior year ended March 31, 2018 remained in inventory as of June 30, 2018 and is expected be sold during peak season during the current fiscal year. To assist with the Company’s cash requirements during fiscal 2019 our parent company agreed to continue to delay payment of related party trade debt as well as payments due on subordinated debt until the end of peak season when liquidity improves. Our parent company has also agreed to suspend a portion of monthly service and development fees totaling approximately $99,000 for the six months commencing July 1, 2018 through December 31, 2018. Management believes that it has adequate cash available on its revolving credit facility to meet all obligations for the next twelve months. To assist the Company in remaining compliant with its revolving credit facility covenants, PNC Bank issued a third amendment and waiver in August 2018 to the Revolving Credit Facility and the Security Agreement in effect for fiscal 2019 amending the agreements such that for purposes of calculating the fixed charge coverage ratio only, a $550,000 one-time credit for bad debt expense relating to the Toys R Us bankruptcy is allowed to be taken as of March 31, 2018 and annual capital expenditure limits were increased to $375,000 for fiscal 2019 and for each fiscal year thereafter. While management continues to assess the long term effect of the Toys R Us bankruptcy, management is confident that the temporary suspension of payments on related party debt, suspension of service and development fees for six months, availability of cash from our revolving credit facility and significant efforts to reduce inventory levels during the current fiscal year will be adequate to meet the company’s liquidity requirements for the next twelve months.

NOTE 3-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended June 30, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim condensed consolidated financial statements should be read in conjunction with that report.

USE OF ESTIMATES

The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, inventory reserves, the allowance for doubtful accounts and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Historically, past changes to these estimates have not had a material impact on the Company’s financial condition. However, circumstances could change which may alter future expectations.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of that subsidiary are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions and translations were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at June 30, 2018 and March 31, 2018 are approximately $10,000 and $54,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs (See RECENT ACCOUNTING PRONOUNCEMENTS). As of June 30, 2018 and March 31, 2018 the estimated amounts for these future inventory returns were approximately $91,000 and $479,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of June 30, 2018 and March 31, 2018 the Company had inventory reserves of approximately $198,000 and $280,000, respectively, for estimated excess and obsolete inventory.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, refunds due to customers and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the bank term note payable, the subordinated debt to Starlight Marketing Development, Ltd. (related party) and capital leases approximate fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers (See ADOPTION OF NEW ACCOUNTING STANDARDS). The Company’s contracts with customers consist of one performance obligation (the sale of the Company’s products). Revenue is recognized when the goods are delivered and control of the goods sold is transferred to the customer. The Company’s contracts have no financing elements, payment terms are less than 120 days and have no further contract asset or liability obligations once control of goods is transferred to the customer. Revenue is recorded in the amount of consideration the Company expects to receive for the sale of these goods.

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods which are included in general and administrative expenses, in-bound freight costs which are included in the cost of goods sold and accrued sales representative commissions which are included in selling expenses in the accompanying condensed consolidated statements of operations.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company disaggregates revenues by major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 10).

The Company generally does not allow products to be returned other than return allowance programs for goods returned to the customer for various reasons and accordingly records a sales return reserve based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $138,000 and $726,000 as of June 30, 2018 and March 31, 2018, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are performed by both the Company and third party logistics companies. Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2018 and 2017 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2018 and 2017, the stock option expense was approximately $11,000 and $55,000, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 9% of the purchase. The customers have to advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2018 and 2017 was approximately $269,000 and $235,000, respectively. As of June 30, 2018 and March 31, 2018 there was an accrual for cooperative advertising allowances of $185,000 and $207,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2018 and 2017, these amounts totaled approximately $16,000 and $59,000, respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. On December 22, 2017 the Tax Act was enacted which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act we have estimated that our effective tax rate for the fiscal year ending March 31, 2019 will be approximately 23.9% The effective tax rate for the full year ended March 31, 2018 was approximately 28.4%. As of June 30, 2018 and March 31, 2018, The Singing Machine had gross deferred tax assets of approximately $1,261,000 and $937,000, respectively. The Company recorded an income tax benefit of approximately $324,000 and $282,000 for the three months ended June 30, 2018 and 2017, respectively.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 30, 2018, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2016 and subsequent years.

COMPUTATION OF LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average of common shares outstanding during the period. As of June 30, 2018 and 2017 total potential dilutive shares from common stock options amounted to 2,430,000 and 1,870,000 shares, respectively, however these shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2018 and June 30, 2017 because their effect was anti-dilutive.

ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers, (“ASC 606”) which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted ASC 606 on April 1, 2018 using the full retrospective approach with the application of the standard reflected in the prior year reporting period. After examining the Company’s performance obligations in its contracts, it was determined that there was no effect to the company’s retained earnings or net income during the periods reported. Management determined that most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (generally between 6 and 9 months) after goods have been shipped. Prior to adoption of ASC 606, the Company recognized a liability for the estimated net amount of sales less the estimated net realizable value of expected returned goods at the time of sale. The liability for estimated return goods was approximately $247,000 at March 31, 2018 and was reported in warranty provisions on the consolidated balance sheet. The adoption of ASC 606 required that the net realizable value of estimated return goods be disaggregated from estimated sales return reserves and reported as a current asset and the amount of estimated sales amount to be credited to customers be recognized in current liabilities on the consolidated balance sheet. As a result of the adoption of ASC 606 the net realizable value of estimated returned goods of approximately $479,000 was reclassified to inventory on April 1, 2018 on the condensed consolidated balance sheet. Estimated sales amounts to be credited to customers due to inventory warranty and allowance programs of approximately $726,000 was reported in reserve for sales returns on the consolidated balance sheet on April 1, 2018. (Refer to Note 4 - INVENTORY and Note 12 - REVENUE RECOGNITION FOR SALES RETURNS)

The following table shows the financial line items that were affected by the adoption of ASC 606:

The Singing Machine Company, Inc. and Subsidiaries

	As reported at	ASC 606	Under ASC 606
	March 31, 2018	Adjustment	April 1, 2018
CONSOLIDATED BALANCE SHEET - MARCH 31, 2018
Assets
Current Assets
Inventories, net	$8,057,774	$479,160	$8,536,934
Liabilities
Current Liabilities
Reserve for sales returns	$-	$726,000	$726,000
Warranty provisions	$246,840	$(246,840)	$-

	As reported at	ASC 606	Under ASC 606
	June 30, 2017	Adjustment	June 30, 2017
CONSOLIDATED STATEMENT OF CASH FLOWS - JUNE 30, 2017
Cash flows from operating activities:
Inventories	$(2,860,530)	$209,080	$(2,651,450)
Reserve for sales returns	$-	$(338,791)	$(338,791)
Warranty provisions	$(129,711)	$129,711	$-

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right- of use asset and a lease liability on its Balance Sheet regardless of whether a lease is identified as financial lease or an operating lease. If the lease is identified as a financial lease, then the lessee must recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. If the lease is identified as and operating lease then the lessee must recognize a single lease cost in the statement of income, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Both quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning April 1, 2019; including interim periods within those fiscal years, with early adoption permitted. Management has assessed the effect of implementing ASU 2016-02 guidance and will continue to monitor subsequent revisions either made or being contemplated by the FASB to determine the effect on the Company’s financial statements. The Company has several operating leases of which three are long-term real estate agreements that are subject to the requirements of ASU 2016-02 which will have a significant impact on the Company’s consolidated financial statements and will require recognition of a right-to-use asset and a liability for payments.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 are effective for fiscal years beginning after April 1, 2019 including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our consolidated financial statements and related disclosures.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	June 30, 2018	March 31, 2018

Finished Goods	$8,436,562	$8,238,227
Estimated Return Goods	90,759	479,160
Inventory in Transit	505,829	99,547
Less:Inventory Reserve	198,220	280,000

Inventories, net	$8,834,930	$8,536,934

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL
	LIFE	June 30, 2018	March 31, 2018

Computer and office equipment	5 years	$286,928	$286,928
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	209,419	238,471
Molds and tooling	3-5 years	3,071,145	2,788,905
		3,665,902	3,412,714
Accumulated depreciation		2,957,402	2,962,409
		$708,500	$450,305

Depreciation expense for the three months ended June 30, 2018 and June 30, 2017 was approximately $68,000 and $43,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15.0 million during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5.0 million of availability during peak selling season if required) and is reduced to a maximum of $7.5 million between January 1 and July 31. At June 30, 2018 and March 31, 2018, the outstanding balance was approximately $1,090,000 and $0, respectively, on the Revolving Credit Facility. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

On August 2, 2018, PNC issued a third amendment and waiver (“third amendment”) to the Revolving Credit Facility, the Security Agreement in effect for fiscal 2019 amending the agreements as follows:

●	For purposes of calculating the fixed charge coverage ratio only, a $550,000 one-time credit for bad debt expense relating to the Toys R Us bankruptcy is allowed to be taken as of March 31, 2018.
●	The capital expenditures limit is increased to $375,000 for fiscal 2019 and for each fiscal year thereafter.

The third amendment waives existing violations of the fixed charge coverage ratio of 1.1:1 and capital expenditures in excess of the $300,000 limitation per fiscal year. The Company incurred an amendment fee of $10,000 upon execution of the agreement.

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended June 30, 2018 and 2017 the Company incurred interest expense of approximately $5,000 and $0, respectively, on amounts borrowed against the line of credit. During the three months ended June 30, 2018 and 2017 the Company incurred an unused facility fee of approximately $7,000 on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $815,000. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and are being amortized over the term of the agreement. During the three months ended June 30, 2018 and 2017 the Company incurred amortization expense of approximately $3,000 associated with the renewal of the Revolving Credit Facility and $22,000, respectively, associated with the amortization of deferred financing costs from the original Revolving Credit Facility.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1,000,000 the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1,924,000 in June 2017. The term note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note is payable in quarterly installments of $125,000 plus accrued interest. The outstanding balance on the Term Note was $625,000 as of June 30, 2018 and March 31, 2018. The $125,000 installment that was due on May 1, 2018 was automatically paid from the company’s Revolving Credit Facility in July and was not considered delinquent by PNC. During the three months ended June 30, 2018 and 2017 the Company incurred interest expense of approximately $9,000 and $2,000, respectively.

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision has also been made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum that commenced on September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. The installment payments of $123,000 due on December 31, 2017, March 31, 2018 and June 30, 2018 were not made due to the Toys R Us prior year bankruptcy’s unfavorable effect on cash flow. During the three months ended June 30, 2018 and 2017 the Company incurred interest expense of approximately $9,000 and $2,000 respectively on the related party subordinated debt.

NOTE 7 – LONG-TERM CAPITAL LEASE

On May 25, 2018 and June 4, 2018, the company entered into two long-term capital leasing arrangements with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the leasing of two used forklift vehicles in the amount of approximately $44,000. The leases require monthly payments in the amount of $1,279 per month over a total lease term of 36 months which commenced on June 1, 2018. The agreement has an effective interest rate of 4.5% and the company has the option to purchase the equipment at the end of the lease term for one dollar. As of June 30, 2018 and March 31, 2018, the outstanding amount due to Wells Fargo on the capital leases was approximately $41,000 and $0 respectively.

As of June 30, 2018, the Company had obligations under the capital leases repayable as follows:

Capital Leases
For period ending June 30,
2019	$15,346
2020	15,346
2021	12,790
43,482
Interest portion of above payments	(2,250)

Present value of minimum lease payments	$41,232

For the three month periods ended June 30, 2018 and June 30, 2017 the amount of interest related to the capital lease was $263 and $0, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau, China expiring at varying dates. The lease for our office facilities in Macau expired on April 30, 2018. Effective May 1, 2018, the lease was renewed for another three-year term. Rent expense is fixed at approximately $1,600 per month for the duration of the lease and will expire on April 30, 2021. Rent expense for the three months ended June 30, 2018 and 2017 was approximately $175,000 and $161,000, respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under property and equipment leases with terms exceeding one year as of June 30, 2018 are as follows:

Operating Leases
For period ending June 30,
2019	$648,510
2020	651,922
2021	215,083
2022	115,055
2023	118,507
2024 and beyond	91,323
$1,840,400

NOTE 9 - STOCK OPTIONS

During the three months ended June 30, 2018, the Company issued 100,000 stock options to directors as compensation for their service.

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2018 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2018 and 2017, the stock option expense was approximately $11,000 and $55,000, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For three months ended June 30, 2018: expected dividend yield of 0%, risk-free interest rate of 2.08%, volatility of 216.3% and an expected term of three years.

A summary of stock option activity for the three months ended June 30, 2018 is summarized below:

	June 30, 2018
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,330,000	$0.22
Granted	100,000	$0.55
Exercised	-	-
Forfeited	-	-
Balance at end of period	2,430,000	$0.23

Options exercisable at end of period	2,330,000	$0.22

The following table summarizes information about employee stock options outstanding at June 30, 2018

Range of Exercise Price	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
$.03 - $.33	1,850,000	4.4	$0.15	1,850,000	$	`0.15
$.45 - $.93	580,000	8.9	$0.48	480,000		$0.49
*	2,430,000			2,330,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three months ended June 30, 2018 and 2017 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	June 30,
	2018	2017

North America	$1,791,914	$3,568,122
Europe	34,764	371,611
Other	9,833	-
	$1,836,511	$3,939,733

The geographic area of sales was based primarily on the location where the product is delivered.

NOTE 11 –RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On June 30, 2018 and March 31, 2018, in the aggregate the Company had approximately $301,000 and $1,157,0000, respectively, due from related parties for goods and services sold to these companies.

On June 30, 2018 and March 31, 2018, the Company had amounts due to related parties in the amounts of approximately $547,000 and $414,000 for operating and administrative services and engineering fees provided to the Company by these related parties.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”) in the amount of $1,924,431. The Revolving Credit Facility renewal agreement included a Term Note in the amount of $1,000,000, the proceeds of which were used to pay down a portion of the subordinated debt. The remaining subordinated debt of $924,431 bears interest at 6% and was scheduled to be paid in quarterly installments of $123,000 which included interest commencing September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. The installment payments of $123,000 due on December 31, 2017, March 31, 2018 and June 30, 2018 were not made due to the Toys R Us prior year bankruptcy’s unfavorable effect on cash flow. As of June 30 and March 31, 2018 the amounts due on the subordinated debt were approximately $815,000. During the three months ended June 30, 2018 and 2017 the Company incurred interest expense of approximately $9,000 and $2,000 respectively on the related party subordinated debt.

TRADE

During the three months ended June 30, 2018 and June 30, 2017 the Company sold approximately $0 and $311,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended June 30, 2018 and June 30, 2017 was NA and 21.5%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2018 and June 30, 2017 the Company sold approximately $45,000 and $270,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE for the three month periods ended June 30, 2018 and 2017 were approximately $96,000 and $80,000 respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred service expenses from Merrygain Holding Co. Ltd, (“Merrygain”) a related party. The services from Merrygain for the three month periods ended June 30, 2018 and 2017 were approximately $38,000. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 12 – RESERVE FOR SALES RETURNS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis. Customers are either allowed to return defective goods within a specified period of time after shipment (between 6 and 9 months) or granted a “defective allowance” consisting of a fixed percentage (between 1% and 5%) off of invoice price in lieu of returning defective products. The Company generally does not allow products to be returned other than for defective goods or goods returned to the customer for various reasons however, the Company does make occasional exceptions to this policy and accordingly records a sales return reserve based on historic return amounts, specific events as identified and management estimates.

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in reserve for sales returns on the condensed consolidated balance sheets.

Changes in the Company’s reserve for sales returns are presented in the following table:

	Three Months Ended
	June 30, 2018	June 30, 2017
Reserve for sales returns at beginning of the year	$726,000	$600,000	*
Provision for estimated sales returns	186,878	318,108
Sales returns received	(775,342)	(656,899)

Reserve for sales returns at end of the period	$137,536	$261,209

* The reserve for sales returns at the beginning of June 30, 2017 has been adjusted to reflect the full retrospective adoption of ASC 606 effective April 1, 2018.

NOTE 13 – REFUNDS DUE TO CUSTOMERS

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance and cooperative advertising programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to refunds due to customers in current liabilities on the Condensed Consolidated Balance Sheets. Customer requests for payment of a credit balance are reclassified from refunds due to customers to accounts payable on the Consolidated Balance Sheets. When new invoices are processed prior to settlement of the credit balance and the customer accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of June 30, 2018 and March 31, 2018, refunds due to customers reclassified from accounts receivable were approximately $256,000 and $445,000, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three month periods ended June 30, 2018 and 2017 totaled approximately $16,000 and $10,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company does not provide any post-employment benefits to retirees.

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

Our products are sold throughout North America and Europe primarily through major mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

Representative customers include Amazon, Best Buy, BJ’s Wholesale, Costco, Sam’s Club, Target, and Wal-Mart. Our business has historically been subject to seasonal fluctuations causing our revenues to vary from quarter to quarter and between the same periods in different fiscal years. Our products are manufactured for the most part based on the purchase indications of our customers. We are uncertain of how significantly our business would be harmed by a prolonged economic recession, but we anticipate that continued contraction of consumer spending would negatively affect our revenues and profit margins.

The Company’s stock trades on the OTCQX Best Market under the ticker symbol “SMDM”.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2018 and 2017:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended
	June 30, 2018	June 30, 2017

Net Sales	100.0%	100.0%

Cost of Goods Sold	78.7%	72.6%

Gross Profit	21.3%	27.4%

Operating Expenses
Selling expenses	24.3%	11.8%
General and administrative expenses	65.8%	34.5%
Depreciation and amortization	3.7%	1.1%

Total Operating Expenses	93.8%	47.4%

Loss from Operations	-72.5%	-20.0%

Other Expenses
Interest expense	-1.3%	0.0%
Financing costs	-0.2%	-0.5%

Total Other Expenses	-1.5%	-0.5%

Loss before income tax benefit	-74.0%	-20.5%

Income tax benefit	17.6%	7.2%

Net Loss	-56.4%	-13.3%

QUARTER ENDED JUNE 30, 2018 COMPARED TO THE QUARTER ENDED JUNE 30, 2017

NET SALES

Net sales for the quarter ended June 30, 2018 decreased to approximately $1,837,000 from $3,940,000, a decrease of $2,103,000 as compared to the same period ended June 30, 2017. The primary reason for the decrease was lost sales of approximately $936,000 to Toys R Us due to the bankruptcy and liquidation of Toys R Us in fiscal 2018. There was an approximately $873,000 decrease in sales to our European and Canadian distributors due the timing of shipments as orders from these customers were received later as compared to the same period of the prior year. The remaining $294,000 decrease was primarily due to one major customer who ended the prior year with increased inventory levels and required less replenishment inventory than the same period in the prior year.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2018 decreased to approximately $391,000 from $1,079,000 a decrease of $688,000 as compared to the same period in the prior year. There was a decrease in gross profit of approximately $576,000 due to decreased sales as explained in Net Sales above. The remaining decrease of $112,000 was due to a decrease in gross profit margin of approximately 6.1 margin points.

As a percentage of revenues, gross profit margin for the three months ended June 30, 2018 was 21.3% compared to 27.4% for the three months ended June 30, 2017. The decrease of 6.1 margin points was primarily due to timing of purchases of packaging material and spare parts for existing inventory as well as a one-time charge to cost of goods sold of transition expenses for moving production of certain products to another vendor which contributed approximately 4.6 margin points to the decrease. The remaining decrease in gross profit margin was primarily due to the loss of sales from high margin Toys R Us goods due to the Toys R Us bankruptcy which contributed approximately 1.5 margin points to the decrease.

OPERATING EXPENSES

For the quarter ended June 30, 2018, total operating expenses decreased to approximately $1,723,000 compared to $1,866,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $143,000 from the quarter ended June 30, 2017. Selling expenses decreased by approximately $17,000 as a decrease in commissions paid of approximately $67,000 due to lower net sales was offset by an increase in discretionary marketing expense of approximately $55,000 with the remaining difference due to other variable selling expenses.

General and administrative expenses decreased by approximately $150,000 to approximately $1,209,000 for the three months ended June 30, 2018 compared to approximately $1,359,000 for the same period ended June 30, 2017. The decrease in general and administrative expenses was primarily due to a decrease in bad debt reserve expense of approximately $135,000 due to the decrease in sales and accounts receivable as well as a one-time favorable adjustment for credits on returned defective goods from the Toys R Us Bankruptcy during the three months ended June 30, 2018.

LOSS FROM OPERATIONS

Loss from operations increased approximately $544,000 this quarter to approximately $1,331,000 for the three months ended June 30, 2018 compared to a loss from operations of approximately $787,000 for the same period ended June 30, 2017. There was a decrease in gross profit margin of approximately $688,000 due to decreased sales as explained in Net Sales and Gross Profit offset by approximately $143,000 in operating expenses as explained in Operating Expenses.

INCOME TAXES

For the three months ended June 30, 2018 and 2017 the Company recognized an income tax benefit of approximately $324,000 and $282,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 24% incorporating effects of the Tax Cut and Jobs Act in December 2017 and 35%, respectively, for fiscal year ending March 31, 2019 and fiscal year ended March 31, 2018.

NET LOSS

For the three months ended June 30, 2018 net loss increased to approximately $1,034,000 compared to a net loss of approximately $527,000 for the same period a year ago. The increase in net loss was primarily due to the same reasons discussed in Loss from Operations and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, Singing Machine had cash on hand of approximately $118,000 as compared to cash on hand of approximately $431,000 on June 30, 2017. We had working capital of approximately $4,815,000 as of June 30, 2018.

Net cash used in operating activities was approximately $1,501,000 for the three months ended June 30, 2018, as compared to approximately $2,333,000 used in operating activities the same period a year ago. During the three month period ending June 30, 2018 there was a net loss of approximately $1,034,000 primarily due to a reduction in sales due to lost revenue from the Toys R Us bankruptcy in fiscal 2018 as well as a decrease in sales to our European and Canadian distributors due the timing of shipments as orders from these customers were received later as compared to the same period of the prior year. There was an increase in inventories of approximately $216,000 due to goods received for the upcoming season and an increase in prepaid expenses of approximately $135,000 due to deposits on accessories to be shipped with finished products. There was a decrease in reserve for sales returns of approximately $588,000 reflecting an estimated amount of returns expected from defective returns and allowance programs and a decrease in refunds due to customers of approximately $189,000 primarily due to customers’ accumulated credits from the Company’s sales and allowance and cooperative advertising programs that are in excess of unpaid invoices in trade accounts receivable. These uses of cash in operating activities totaling approximately $2,162,000 were offset by a decrease of approximately $856,000 from related party trade receivables.

Net cash used in operating activities was approximately $2,333,000 for the three months ended June 30, 2017. During the three month period ending June 30, 2017 there was a net loss of approximately $527,000, and an increase in accounts receivable of approximately $1,101,000 primarily due to a customer with 90-day payment terms. There was an increase in inventory of approximately $2,651,000 due to inventory received and in-transit in preparation for this year’s seasonal sales and an increase of approximately $316,000 in prepaid expenses primarily due to deposits on accessories to be shipped with finished products. There was an increase in accounts receivable from related parties of approximately $558,000 primarily due to seasonal shipments to Cosmo. These uses of cash were offset by an increase in accounts payable of approximately $3,141,000 primarily associated with the increase in inventory. These amounts used and provided by operating activities accounted for approximately 97% of the total net cash used in operating activities.

Net cash used by investing activities for the three months ended June 30, 2018 was approximately $282,000 as compared to approximately $185,000 used by investing activities for the same period ended a year ago. Investment activity consisted of the purchase of molds and tooling of approximately $282,000. Investment activity during the three months ended June 30, 2017 consisted primarily of the purchases of molds and tooling of approximately $144,000 and office furniture of approximately $41,000.

Net cash provided financing activities for the three month period ended June 30, 2018 was approximately $1,087,000 compared to cash provided by financing activities of approximately $644,000 for the same period ended of the prior year. We borrowed approximately $1,089,000 from our Revolving Credit Facility for working capital and we also made payments of capital leases of approximately $2,000.

Net cash provided financing activities for the three month period ended June 30, 2017 was approximately $644,000. We borrowed approximately $684,000 from our Revolving Credit Facility for working capital and we also received a term note from the bank of $1,000,000 the proceeds of which were used to pay down $1,000,000 of the subordinated related party debt.

As of June 30, 2018, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 during peak selling season (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations.

The Toys R Us bankruptcy continued to affect our liquidity for the three months ended June 30, 2018 as lost sales to Toys R Us of approximately $936,000 accounted for approximately 45% of the decrease in net sales for the three months ended June 30, 2018 as compared to June 30, 2017. Inventory relating to Toys R Us commitments that was not shipped due to the bankruptcy of approximately $1,000,000 from the prior year ended March 31, 2018 remained in inventory as of June 30, 2018 and is expected be sold during peak season during the current fiscal year. To assist with the Company’s liquidity requirements during fiscal 2019 our parent company agreed to continue to delay payment of related party trade debt as well as payments due on subordinated debt until the end of peak season when liquidity improves. Our parent company has also agreed to suspend a portion of monthly service and development fees totaling approximately $99,000 for the six months commencing July 1, 2018 through December 31, 2018. Management believes that it has adequate cash available on its revolving credit facility to meet all obligations for the next twelve months. To assist the Company in remaining compliant with its revolving credit facility covenants, PNC Bank issued a third amendment and waiver in August 2018 to the Revolving Credit Facility and the Security Agreement in effect for fiscal 2019 amending the agreements such that for purposes of calculating the fixed charge coverage ratio only, a $550,000 one-time credit for bad debt expense relating to the Toys R Us bankruptcy is allowed to be taken as of March 31, 2018 and annual capital expenditure limits were increased to $375,000 for fiscal 2019 and for each fiscal year thereafter. While management continues to assess the long term effect of the Toys R Us bankruptcy, management is confident that the temporary suspension of payments on related party debt, suspension of service and development fees for six months, availability of cash from our revolving credit facility and significant efforts to reduce inventory levels during the current fiscal year will be adequate to meet the company’s liquidity requirements for the next twelve months.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for systems and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 89% and 84% of net sales in fiscal 2018 and 2017, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2018 Annual Report.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 14, 2018	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

