Form 10-Q
period 2018-09-30
SINGING MACHINE CO INC
filed 2018-11-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,384,753 as of November 14, 2018

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$1,754,729	$813,908

Accounts receivable, net of allowances of $368,021 and $82,102 respectively	19,933,354	1,066,839
Accounts receivable related party - Starlight Consumer Electronics USA, Inc.	7,054	7,054
Accounts receivable related party - Cosmo Communications Canada, Inc	567,123	-
Accounts receivable related party - Winglight Pacific, Ltd	1,444,519	1,150,104
Inventories, net	12,894,732	8,536,934
Prepaid expenses and other current assets	303,362	137,970
Deferred financing costs	13,333	13,333
Total Current Assets	36,918,206	11,732,354

Property and equipment, net	646,790	450,305
Deferred financing costs, net of current portion	10,000	16,667
Deferred tax assets	882,391	937,137
Other non-current assets	12,039	11,523
Total Assets	$38,469,426	$13,147,986

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$18,654,847	$1,614,748
Accrued expenses	1,533,119	701,932
Current portion of bank term note payable	375,000	500,000
Due to related party - Starlight Electronics Co., Ltd	391,380	210,756
Due to related party - Starlight R&D, Ltd.	111,600	113,116
Due to related party - Merrygain Holding Co., Ltd.	128,290	89,803
Revolving line of credit	6,877,610	-
Customer deposits	36,691	-
Refunds due to customers	11,184	445,484
Reserve for sales returns	1,466,627	726,000
Current portion of capital leases	14,151	-
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	815,367	689,792
Total Current Liabilities	30,415,866	5,091,631

Bank term note payable, net of current portion	-	125,000
Capital leases, net of current portion	24,772	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	-	125,575
Total Liabilities	30,440,638	5,342,206

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,384,753 and 38,282,028 shares issued and outstanding, respectively	383,847	382,820
Additional paid-in capital	19,662,766	19,624,063
Accumulated deficit	(12,017,825)	(12,201,103)
Total Shareholders’ Equity	8,028,788	7,805,780
Total Liabilities and Shareholders’ Equity	$38,469,426	$13,147,986

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net Sales	$24,304,945	$32,802,163	$26,141,456	$36,741,896

Cost of Goods Sold	19,098,263	25,064,608	20,543,291	27,925,192

Gross Profit	5,206,682	7,737,555	5,598,165	8,816,704

Operating Expenses
Selling expenses	2,014,664	2,381,456	2,461,364	2,845,203
General and administrative expenses	1,364,102	1,672,001	2,712,121	3,044,503
Bad debt expense (recovery), net	88,023	2,335,512	(51,352)	2,322,241
Depreciation	68,210	43,389	135,781	86,602
Total Operating Expenses	3,534,999	6,432,358	5,257,914	8,298,549

Income from Operations	1,671,683	1,305,197	340,251	518,155

Other Expenses
Interest expense	(72,176)	(95,298)	(95,561)	(95,581)
Finance costs	(3,333)	(3,333)	(6,667)	(24,939)
Total Other Expenses	(75,509)	(98,631)	(102,228)	(120,520)

Income Before Income Tax Provision	1,596,174	1,206,566	238,023	397,635

Income Tax Provision	(378,745)	(422,290)	(54,745)	(140,369)

Net Income	$1,217,429	$784,276	$183,278	$257,266

Net Income per Common Share
Basic	$0.03	$0.02	$0.00	$0.01
Diluted	$0.03	$0.02	$0.00	$0.01

Weighted Average Common and Common Equivalent Shares:
Basic	38,348,400	38,274,371	38,315,395	38,266,878
Diluted	39,530,880	39,160,863	39,497,875	39,153,371

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities
Net Income	$183,278	$257,266
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	135,781	86,602
Amortization of deferred financing costs	6,667	24,939
Change in inventory reserve	(81,780)	(375,000)
Change in allowance for bad debts	285,919	2,329,907
Stock based compensation	33,330	115,659
Change in net deferred tax assets	54,746	139,165
Changes in operating assets and liabilities:
Accounts receivable	(19,152,434)	(29,285,881)
Due from PNC Bank	6,212	242,859
Accounts receivable - related parties	(861,538)	(1,170,088)
Inventories	(4,276,018)	(9,601,863)
Prepaid expenses and other current assets	(165,392)	(12,280)
Other non-current assets	(516)	-
Accounts payable	17,040,099	20,816,821
Accrued expenses	831,187	1,329,221
Due to related parties	217,595	157,579
Customer deposits	36,691	(1,543)
Refunds due to customers	(434,300)	-
Reserve for sales returns	740,627	1,904,711
Net cash used in operating activities	(5,399,846)	(13,041,925)
Cash flows from investing activities
Purchase of property and equipment	(288,740)	(249,584)
Net cash used in investing activities	(288,740)	(249,584)
Cash flows from financing activities
Net proceeds from revolving line of credit	6,877,610	11,548,522
Net proceeds from bank term note	-	1,000,000
Payment of bank term note	(250,000)	(125,000)
Proceeds from exercise of stock options	6,400	-
Payment of deferred financing costs	-	(40,000)
Payment on subordinated debt - related party	-	(1,109,064)
Payments on capital leases	(4,603)	-
Net cash provided by financing activities	6,629,407	11,274,458
Net change in cash	940,821	(2,017,052)

Cash at beginning of period	813,908	2,305,439
Cash at end of period	$1,754,729	$288,387

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,513	$76,868
Cash paid for income taxes	$-	$30,000
Equipment purchased under capital lease	$43,526	$-

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

NOTE 2 - LIQUIDITY

The Company reported net income of approximately $1,217,000 and $183,000 for the three and six months ended September 30, 2018, respectively as compared to net income of approximately $784,000 and $257,000 for the three and six months ended September 30, 2017. The Company’s net income and cash flow continue to be affected by the Toys R Us bankruptcy as net sales decreased to approximately $24,305,000 and $26,141,000 for the three and six months ended September 30, 2018, respectively from approximately $32,802,000 and $36,742,000 for the three and six months ended September 30, 2017, respectively. Lost sales from Toys R Us of approximately $5,394,000 for the three months ended September 30, 2018 and approximately $6,329,000 for the six months ended September 30, 2018 accounted for approximately 63% and 60%, of the decrease in sales from the three and six months ended September 30, 2017, respectively. There was a decrease in sales of approximately $1,500,000 to one major customer that only took one holiday promotional item instead of two in the previous year. The remaining decrease was primarily due to the timing of shipments for various customers rolling over to the next quarter. To assist with the Company’s cash requirements during fiscal 2019 our parent company agreed to continue to delay payment of related party trade debt as well as payments due on subordinated debt until the end of peak season when liquidity improves. Our parent company has also agreed to suspend a portion of monthly service and development fees totaling approximately $99,000 for the six months commencing July 1, 2018 through December 31, 2018. Management believes that it has adequate cash available on its revolving credit facility to meet all obligations for the next twelve months. To assist the Company in remaining compliant with its revolving credit facility covenants, PNC Bank issued a third amendment and waiver in August 2018 to the Revolving Credit Facility and the Security Agreement in effect for fiscal 2019 amending the fixed charge coverage ratio and annual capital expenditure limits. While management continues to assess the long term effect of the Toys R Us bankruptcy, management is confident that the temporary suspension of payments on related party debt, suspension of service and development fees for six months, availability of cash from our revolving credit facility and significant efforts to reduce inventory levels during the current fiscal year will be adequate to meet the company’s liquidity requirements for the next twelve months.

NOTE 3-SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended September 30, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at September 30, 2018 and March 31, 2018 are approximately $1,727,000 and $54,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs (See ADOPTION OF NEW ACCOUNTING STANDARDS). As of September 30, 2018 and March 31, 2018 the estimated amounts for these future inventory returns were approximately $968,000 and $479,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of September 30, 2018 and March 31, 2018 the Company had inventory reserves of approximately $198,000 and $280,000, respectively, for estimated excess and obsolete inventory.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow FASB ASC 825, “Financial Instruments”, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS

The Company recognizes revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers” (See ADOPTION OF NEW ACCOUNTING STANDARDS). The Company’s contracts with customers consist of one performance obligation (the sale of the Company’s products). Revenue is recognized when the goods are delivered and control of the goods sold is transferred to the customer. The Company’s contracts have no financing elements, payment terms are less than 120 days and have no further contract asset or liability obligations once control of goods is transferred to the customer. Revenue is recorded in the amount of consideration the Company expects to receive for the sale of these goods.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods which are included in general and administrative expenses, in-bound freight costs which are included in the cost of goods sold and accrued sales representative commissions which are included in selling expenses in the accompanying condensed consolidated statements of income. The Company disaggregates revenues by major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 10).

The Company generally does not allow products to be returned other than return allowance programs for goods returned to the customer for various reasons and accordingly records a sales return reserve based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $1,467,000 and $726,000 as of September 30, 2018 and March 31, 2018, respectively.

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

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer has to spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers have to advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended September 30, 2018 and 2017 was approximately $1,280,000 and $1,388,000, respectively. Advertising expense for the six months ended September 30, 2018 and 2017 approximately was $1,549,000 and $1,624,000, respectively. As of September 30, 2018 and March 31, 2018 there was an accrual for cooperative advertising allowances of $755,000 and $207,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2018 and 2017, these amounts totaled approximately $21,000 and $39,000, respectively. For the six months ended September 30, 2018 and 2017, these amounts totaled $37,000 and $98,000 respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. On December 22, 2017 the Tax Act was enacted which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act we have estimated that our effective tax rate for the fiscal year ending March 31, 2019 will be approximately 23% The effective tax rate for the full year ended March 31, 2018 was approximately 28%. As of September 30, 2018 and March 31, 2018, The Singing Machine had gross deferred tax assets of approximately $882,000 and $937,000, respectively. The Company recorded an income tax provision of approximately $379,000 and $422,000 for the three months ended September 30, 2018 and 2017, respectively. The Company recorded an income tax provision of approximately $55,000 and $140,000 for the six months ended September 30, 2018 and 2017, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of September 30, 2018, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of September 30, 2018, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2016 and subsequent years.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. As of September 30, 2018 and 2017 total potential dilutive shares from common stock options amounted to approximately 2,350,000 and 2,450,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and six months ended September 30, 2018 and 2017.

ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, Topic 606, “Revenue from Contracts with Customers”, (“ASC 606”) which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted ASC 606 on April 1, 2018 using the full retrospective approach with the application of the standard reflected in the prior year reporting period. After examining the Company’s performance obligations in its contracts, it was determined that there was no effect to the company’s retained earnings or net income during the periods reported. Management determined that most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (generally between 6 and 9 months) after goods have been shipped. Prior to adoption of ASC 606, the Company recognized a liability for the estimated net amount of sales less the estimated net realizable value of expected returned goods at the time of sale. The liability for estimated return goods was approximately $247,000 at March 31, 2018 and was reported in warranty provisions on the consolidated balance sheet. The adoption of ASC 606 required that the net realizable value of estimated return goods be disaggregated from estimated sales return reserves and reported as a current asset and the amount of estimated sales amount to be credited to customers be recognized in current liabilities on the consolidated balance sheet. As a result of the adoption of ASC 606 the net realizable value of estimated returned goods of approximately $479,000 was reclassified to inventory on April 1, 2018 on the condensed consolidated balance sheet. Estimated sales amounts to be credited to customers due to inventory warranty and allowance programs of approximately $726,000 was reported in reserve for sales returns on the consolidated balance sheet on April 1, 2018. (Refer to Note 4 - INVENTORY and Note 12 - RESERVE FOR SALES RETURNS)

The following table shows the financial line items that were affected by the adoption of ASC 606:

The Singing Machine Company, Inc. and Subsidiaries

	As reported at	ASC 606	Under ASC 606
	March 31, 2018	Adjustment	April 1, 2018
CONSOLIDATED BALANCE SHEET - MARCH 31, 2018
Assets
Current Assets
Inventories, net	$8,057,774	$479,160	$8,536,934

Liabilities
Current Liabilities
Reserve for sales returns	$-	$726,000	$726,000
Warranty provisions	$246,840	$(246,840)	$-

	As reported at	ASC 606	Under ASC 606
	September 30, 2017	Adjustment	September 30, 2017
CONSOLIDATED STATEMENT OF CASH FLOWS - September 30, 2018
Cash flows from operating activities:
Inventories	$(8,403,620)	$(1,198,243)	$(9,601,863)
Reserve for sales returns	$-	$1,904,711	$1,904,711
Warranty provisions	$706,468	$(706,468)	$-

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Topic 842, as amended, “Leases”. The ASU requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The new standard is effective for us on April 1, 2019 with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.

We expect that this statement will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant affects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and providing significant new disclosures about our leasing activities.

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	September 30,	March 31,
	2018	2018

Finished Goods	$9,256,613	$8,238,227
Estimated Return Goods	968,237	479,160
Inventory in Transit	2,868,102	99,547
Less:Inventory Reserve	198,220	280,000

Inventories, net	$12,894,732	$8,536,934

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2018	2018

Computer and office equipment	5 years	$286,928	$286,928
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	209,419	238,471
Molds and tooling	3-5 years	3,077,646	2,788,905
		3,672,403	3,412,714
Accumulated depreciation		3,025,613	2,962,409
		$646,790	$450,305

Depreciation expense for the three months ended September 30, 2018 and September 30, 2017 was approximately $68,000 and $43,000, respectively. Depreciation expense for the six months ended September 30, 2018 and September 30, 2017 was approximately $136,000 and $87,000, respectively.

NOTE 6 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15.0 million during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5.0 million of availability during peak selling season if required) and is reduced to a maximum of $7.5 million between January 1 and July 31. At September 30, 2018 and March 31, 2018, the outstanding balance was approximately $6,878,000 and $0, respectively, on the Revolving Credit Facility. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

The third amendment waived existing violations of the fixed charge coverage ratio of 1.1:1 and capital expenditures in excess of the $300,000 limitation per fiscal year. The Company incurred an amendment fee of $10,000 upon execution of the agreement.

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended September 30, 2018 and 2017 the Company incurred interest expense of approximately $50,000 and $74,000, respectively, on amounts borrowed against the Revolving Credit Facility. During the six month periods ended September 30, 2018 and 2017, the Company incurred interest expense of approximately $55,000 and $74,000 respectively on amounts borrowed against the Revolving Credit Facility. During the three month periods ended September 30, 2018 and 2017, the Company incurred an unused facility fee of approximately $8,000 and $7,000, respectively on the unused portion of the Revolving Credit Facility. During the six month periods ended September 30, 2018 and 2017, the Company incurred an unused facility fee of approximately $15,000 and $14,000 respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ domestic subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $815,000. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and are being amortized over the term of the agreement. During the three months ended September 30, 2018 and 2017 the Company incurred amortization expense of approximately $4,000 and $3,000, respectively, associated with the amortization of deferred financing costs from the original Revolving Credit Facility. During the six month periods ended September 30, 2018 and 2017, the Company incurred amortization expense of approximately $7,000 and $25,000, respectively.

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1,000,000 the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1,924,000 in June 2017. The term note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note is payable in quarterly installments of $125,000 plus accrued interest. The outstanding balance on the Term Note was $375,000 and $625,000 as of September 30, 2018 and March 31, 2018, respectively. During the three months ended September 30, 2018 and 2017 the Company incurred interest expense of approximately $11,000 and $7,000, respectively. During the six months ended September 30, 2018 and 2017 the Company incurred interest expense of approximately $20,000 and $7,000 respectively.

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision has also been made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum that commenced on September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. The installment payments of $123,000 due on December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 were not made due to the Toys R Us prior year bankruptcy’s unfavorable effect on cash flow. During the three months ended September 30, 2018 and 2017 the Company incurred interest expense of approximately $7,000 and $14,000, respectively on the related party subordinated debt. During the six months ended September 30, 2018 and 2017 the Company incurred interest expense of approximately $16,000 and $14,000, respectively on the related party subordinated debt.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau, China expiring at varying dates. Rent expense for the three months ended September 30, 2018 and 2017 was approximately $175,000 and $161,000, respectively. Rent expense for the six months ended September 30, 2018 and 2017 was approximately $350,000 and $323,000, respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases.

Future minimum lease payments under property and equipment leases with terms exceeding one year as of September 30, 2018 are as follows:

Operating Leases
For period ending September 30,
2019	$649,536
2020	609,029
2021	123,724
2022	115,899
2023	119,376
2024 and beyond	61,479
$1,679,043

NOTE 8 - STOCK OPTIONS

During the six months ended September 30, 2018, the Company issued 100,000 stock options to directors as compensation for their service.

Employee stock option compensation expense includes the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2018 and 2017, stock option expense was approximately $10,000 and $48,000, respectively. For the six months ended September 30, 2018 and 2017, the stock option expense was approximately $21,000 and $103,000, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the six months ended September 30, 2018: expected dividend yield of 0%, risk-free interest rate of 2.08%, volatility of 216.3% and an expected term of three years.

A summary of stock option activity for the six months ended September 30, 2018 is summarized below:

	September 30, 2018
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,330,000	$0.22
Granted	100,000	$0.55
Exercised	(80,000)	$0.08
Forfeited	-	-
Balance at end of period	2,350,000	$0.24

Options exercisable at end of period	2,250,000	$0.23

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about employee stock options outstanding at September 30, 2018:

Range of Exercise Price	Number Outstanding at September 30, 2018	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2018	Weighted Average Exercise Price
$.03 - $.33	1,770,000	4.1	$0.15	1,770,000	$0.15
$.45 - $.93	580,000	8.9	$0.50	480,000	$0.49
	2,350,000			2,250,000

NOTE 9 - COMMON STOCK ISSUANCES

On August 1, 2018, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2018. The Company recorded director compensation of $12,500 during the three and six months ended September 30, 2018.

On August 3, 2018 the Company issued 80,000 shares of its common stock to a former director who exercised 80,000 stock options at an average option price of $.08 per share. Accordingly, the Company received $6,400 from the former director for the execution of the transaction.

NOTE 10 - GEOGRAPHICAL INFORMATION

All sales to customers outside of the United States for the three and six months ended September 30, 2018 and 2017 were made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2018	2017	2018	2017

North America	$21,118,623	$30,061,409	$22,910,537	$33,629,531
Europe	3,003,899	2,644,141	3,042,771	3,015,752
Australia	179,923	-	179,923	-
South Africa	2,500	96,613	2,500	96,613
Others	-	-	5,725	-
	$24,304,945	$32,802,163	$26,141,456	$36,741,896

NOTE 11 –RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On September 30, 2018 and March 31, 2018, in the aggregate the Company had approximately $2,019,000 and $1,157,000, respectively, due from related parties for goods and services sold to these companies.

On September 30, 2018 and March 31, 2018, the Company had amounts due to related parties in the amounts of approximately $631,000 and $414,000 for operating and administrative services and engineering fees provided to the Company by these related parties.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”) in the amount of $1,924,431. The Revolving Credit Facility renewal agreement included a Term Note in the amount of $1,000,000, the proceeds of which were used to pay down a portion of the subordinated debt. The remaining subordinated debt of $924,431 bears interest at 6% and was scheduled to be paid in quarterly installments of $123,000 which included interest commencing September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. The installment payments of $123,000 due on December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 were not made due to the Toys R Us prior year bankruptcy’s unfavorable effect on cash flow. As of September 30, and March 31, 2018 the amounts due on the subordinated debt were approximately $815,000. During the three months ended September 30, 2018 and 2017 the Company incurred interest expense of approximately $7,000 and $14,000 respectively on the related party subordinated debt. During the six months ended September 30, 2018 and 2017 the Company incurred interest expense of approximately $16,000 and $14,000 respectively on the related party subordinated debt.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRADE

During the three months ended September 30, 2018 and September 30, 2017 the Company sold approximately $1,150,000 and $1,151,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended for both September 30, 2018 and September 30, 2017 was 21.9%, respectively. During the six months ended September 30, 2018 and September 30, 2017 the Company sold approximately $1,150,000 and $1,462,000, respectively to Winglight at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the six months ended September 30, 2018 and September 30, 2017 was 30.1% and 21.8%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE for the three month periods ended September 30, 2018 and 2017 were approximately $85,000 and $96,000 respectively. The services from SLE for the six month periods ended September 30, 2018 and 2017 were approximately $181,000 and $129,000 respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company incurred service expenses from Merrygain Holding Co. Ltd, (“Merrygain”) a related party. The services from Merrygain for the three months ended September 30, 2018 and 2017 were approximately $0 and $38,000, respectively. The services from Merrygain for the six months ended September 30, 2018 and 2017 were approximately $38,000 and $76,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 12 – RESERVE FOR SALES RETURNS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis. Customers are either allowed to return defective goods within a specified period of time after shipment (between 6 and 9 months) or granted a “defective allowance” consisting of a fixed percentage (between 1% and 5%) off of invoice price in lieu of returning defective products. The Company does make occasional exceptions to this return policy and accordingly records a sales return reserve based on historic return amounts, specific exceptions as identified and management estimates.

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in the reserve for sales returns on the condensed consolidated balance sheets.

Changes in the Company’s reserve for sales returns are presented in the following table:

	Six Months Ended
	September 30,	September 30,
	2018	2017
Reserve for sales returns at beginning of the year	$726,000	$600,000	*
Provision for estimated sales returns	1,883,366	3,011,677
Sales returns received	(1,142,739)	(1,106,967)

Reserve for sales returns at end of the period	$1,466,627	$2,504,710

* The reserve for sales returns at the beginning of the period ended September 30, 2017 has beed adjusted to reflect the full retrospective adoption of ASC 606 effective April 1, 2018

NOTE 13 – REFUNDS DUE TO CUSTOMERS

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance and cooperative advertising programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to refunds due to customers in current liabilities on the Condensed Consolidated Balance Sheets. Customer requests for payment of a credit balance are reclassified from refunds due to customers to accounts payable on the Consolidated Balance Sheets. When new invoices are processed prior to settlement of the credit balance and the customer accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of September 30, 2018 and March 31, 2018, refunds due to customers reclassified from accounts receivable were approximately $11,000 and $445,000, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended September 30, 2018 and 2017 totaled approximately $17,000 and $14,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the six months ended September 30, 2018 and 2017 totaled approximately $33,000 and $24,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three and six months ended September 30, 2018 and 2017:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	78.6%	76.4%	78.6%	76.0%

Gross Profit	21.4%	23.6%	21.4%	24.0%

Operating Expenses
Selling expenses	8.3%	7.3%	9.4%	7.7%
General and administrative expenses	5.6%	5.1%	10.4%	8.3%
Bad debt expense	0.4%	7.1%	-0.2%	6.3%
Depreciation and amortization	0.3%	0.1%	0.5%	0.2%

Total Operating Expenses	14.6%	19.6%	20.1%	22.5%

Income from Operations	6.8%	4.0%	1.3%	1.5%

Other Expenses
Interest expense	-0.3%	-0.3%	-0.4%	-0.3%
Financing costs	0.0%	0.0%	0.0%	-0.1%

Total Other Expenses	-0.3%	-0.3%	-0.4%	-0.4%

Income Before Income Tax Provision	6.5%	3.7%	0.9%	1.1%

Income Tax Provision	-1.6%	-1.3%	0.0%	-0.4%

Net Income	4.9%	2.4%	0.9%	0.7%

QUARTER ENDED SEPTEMBER 30, 2018 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2017

NET SALES

Net sales for the quarter ended September 30, 2018 decreased to approximately $24,305,000 from approximately $32,802,000 a decrease of approximately $8,497,000 (26% decrease) as compared to the same period ended September 30, 2017. The Company lost approximately $5,400,000 in sales during the three months ended September 30, 2018 due to the bankruptcy of Toys R Us in fiscal 2018 which accounted for approximately 64% of the decrease. The remaining decrease was primarily due to the loss of one holiday promotional item for a major customer of approximately $1,500,000 with the remaining variance primarily due to the timing of shipments to several customers moving into the next quarter.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2018 decreased to approximately $5,207,000 from $7,738,000 a decrease of approximately $2,531,000 as compared to the same period in the prior year. Approximately 80% of the decrease is primarily due to the decrease in net sales explained above with the remaining 20% due to decreased gross profit margin.

Gross profit margin for the three months ended September 30, 2018 was 21.4% compared to 23.6% for the three month period ended September 30, 2017, a decrease of 2.2 margin points. The profit margin decrease was primarily due to the loss of approximately $5,200,000 in sales of high margin yield products to Toys R Us due to bankruptcy.

OPERATING EXPENSES

For the quarter ended September 30, 2018, total operating expenses decreased to approximately $3,535,000. This represents a decrease of approximately $2,897,000 from the prior year period’s quarter ended total operating expenses of approximately $6,432,000. During the three months ended September 30, 2018, there was a recovery from the Toys R Us bankruptcy of approximately $233,000 compared to the three months ended September 30, 2017 when the company recorded a charge to bad debt expense of approximately $2,100,000 due to the Toys R Us bankruptcy filing. This $2,333,000 favorable variance in bad debt expense accounted for approximately 80% of the decrease in operating expenses. The remaining decrease was due primarily to decreases in selling and general and administrative expenses related to variable expenses associated with the decrease in net sales.

Selling expenses decreased approximately $366,000 for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 primarily due to decreases in commissions and advertising allowance of approximately $452,000 associated with the decrease in net sales. This decrease in selling expense was offset by an increase in discretionary marketing expenses of approximately $103,000.

General and administrative expenses decreased approximately $308,000 for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. The cost of the logistics operation decreased by approximately $111,000 during the three months ended September 30, 2018 primarily due to the increase in services being provided to third parties and reduced overhead costs. There were no related party licensing fees for the use of tooling for the pedestal models for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 when the company incurred approximately $116,000 in licensing costs for this expense. The remaining variance was primarily due to decreases in other variable expenses associated with the decrease in net sales.

INCOME FROM OPERATIONS

Income from operations increased approximately $367,000 this quarter, to $1,672,000 for the three months ended September 30, 2018 compared to income from operations of $1,305,000 for the same period ended September 30, 2017. There was an improvement in bad debt expense with the recovery of approximately $233,000 from the Toys R Us bankruptcy for the three months ended September 30, 2018 compared to the write off of bad debt during the same three months of the prior year of approximately $2,100,000 due to the Toys R Us bankruptcy filing. There were decreases in operating expenses of approximately $563,000 as discussed in Operating Expenses above. These favorable variances to income from operations of approximately $2,897,000 were offset by approximately decrease of approximately $2,531,000 in gross margin as discussed in Gross Profit above.

OTHER EXPENSES

Other expenses decreased to approximately $76,000 from $99,000 for the same period a year ago. The decrease was due to a decrease in interest expense due primarily to reduced borrowings on the Revolving Credit Facility during the three months ended September 30, 2018 compared to the three month period ended September 30, 2017.

INCOME TAXES

For the three months ended September 30, 2018 and September 30, 2017 the Company recognized an income tax provision of approximately $379,000 and $422,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 23% and 35%, respectively, for fiscal year ending March 31, 2019 and fiscal year ended March 31, 2018.

NET INCOME

For the three months ended September 30, 2018 net income increased to approximately $1,217,000 compared to net income of $784,000 for the same period a year ago. The Company benefitted from the effective income tax rate decrease due to the Tax Cuts and Jobs Act which contributed approximately $43,000 to net income with the remaining increase of $476,000 explained in Income From Operations and Other Expenses above.

SIX MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2017

NET SALES

Net sales for the quarter ended September 30, 2018 decreased to approximately $26,141,000 from $36,742,000 a decrease of approximately $10,601,000 (29% decrease) as compared to the same period ended September 30, 2017. The Company lost approximately $6,300,000 in sales during the six months ended September 30, 2018 due to the bankruptcy of Toys R Us in fiscal 2018 which accounted for approximately 59% of the decrease. The remaining decrease was primarily due to the loss of one holiday promotional item for a major customer of approximately $1,500,000 with the remaining variance primarily due to the timing of shipments to several customers moving into the next quarter.

GROSS PROFIT

Gross profit for the six months ended September 30, 2018 decreased to approximately $5,598,000 from approximately $8,817,000 a decrease of approximately $3,219,000 as compared to the same period in the prior year. Approximately 79% of the decrease is primarily due to the decrease in net sales explained above with the remaining 21% due to decreased gross profit margin.

Gross profit margin for the six months ended September 30, 2018 was 21.4% compared to 24.0% for the six months ended September 30, 2017, a decrease of 2.6 margin points. The profit margin decrease was primarily due to the loss of approximately $6,300,000 in sales of high margin yield products to Toys R Us due to bankruptcy.

OPERATING EXPENSES

For the six months ended September 30, 2018, total operating expenses decreased to approximately $5,258,000. This represents a decrease of approximately $3,041,000 from the prior year period’s six months ended total operating expenses of $8,299,000. During the six months ended September 30, 2018, there was a recovery from the Toys R Us bankruptcy of approximately $233,000 compared to the six months ended September 30, 2017 when the company recorded a charge to bad debt expense of approximately $2,100,000 due to the Toys R Us bankruptcy filing. This $2,333,000 favorable variance in bad debt expense accounted for approximately 72% of the decrease in operating expenses. The remaining decrease was due primarily to decreases in selling and general and administrative expenses related to variable expenses associated with the decrease in net sales.

Selling expenses decreased approximately $385,000 for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 primarily due to decreases in commissions and advertising allowance of approximately $539,000 associated with the decrease in net sales. This decrease in selling expense was offset by an increase in discretionary marketing expenses of approximately $158,000.

General and administrative expenses decreased approximately $333,000 for the six months ended September 30, 2018 compared to the six months ended September 30, 2017. The cost of the logistics operation decreased by approximately $148,000 during the six months ended September 30, 2018 primarily due to the increase in services being provided to third parties and reduced overhead costs. There were no related party licensing fees for the use of tooling for the pedestal models for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 when the company incurred approximately $116,000 in licensing costs for this expense. The remaining decrease was primarily due to variable expenses associated with the reduction in sales.

INCOME FROM OPERATIONS

Income from operations decreased approximately $178,000, to approximately $340,000 for the six months ended September 30, 2018 compared to income from operations of $518,000 for the same period ended September 30, 2017. There was an improvement in bad debt expense with the recovery of approximately $233,000 from the Toys R Us bankruptcy for the three months ended September 30, 2018 compared to the charge to bad debt expense during the same three months of the prior year of approximately $2,100,000 due to the Toys R Us bankruptcy. There were decreases in operating expenses of approximately $708,000 as discussed in Operating Expenses above. These favorable variances to income from operations of approximately $3,041,000 were offset by a decrease of approximately $3,219,000 in gross margin as discussed in Gross Profit above.

OTHER EXPENSES

For the six months ended September 30, 2018 other expenses decreased by approximately $18,000 compared to the same period a year ago due to a decrease in amortization of deferred financing costs related to the renewal of the Revolving Credit Facility.

INCOME TAXES

For the six months ended September 30, 2018 and September 30, 2017 the Company recognized an income tax provision of approximately $55,000 and approximately $140,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 23% and 35%, respectively, for the fiscal year ending March 31, 2018 and the fiscal year ended March 31, 2017.

NET INCOME

For the six months ended September 30, 2018 net income decreased to approximately $183,000 compared to net income of $257,000 for the same period a year ago. This decrease is explained in Income From Operations, Other Expenses and Income Taxes above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, Singing Machine had cash on hand of approximately $1,755,000 as compared to cash on hand of approximately $813,000 on September 30, 2017. We had working capital of approximately $6,502,000 as of September 30, 2018.

Net cash used in operating activities was approximately $5,400,000 for the six months ended September 30, 2018, as compared to approximately $13,042,000 used in operating activities during the same period a year ago. During the six months ended September 30, 2018 the Company experienced an increase in inventory of approximately $4,276,000 primarily due to inventory requirements for the upcoming holiday season. Accounts receivable also increased by approximately $19,152,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2018. These uses of operating cash were offset by operating activities that provided cash including an increase in accounts payable (primarily inventory vendors) of approximately $17,040,000 and a seasonal increase in accrued expenses of approximately $831,000 which were both commensurate with the increase in seasonal sales. These activities accounted for approximately 98% of the cash used in operations with the remaining 2% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was approximately $13,042,000 for the six months ended September 30, 2017. During the six months ended September 30, 2017 the Company experienced an increase in inventory of approximately $9,602,000 primarily due to inventory requirements for the upcoming holiday season. Accounts receivable also increased by approximately $27,286,000 (excluding approximately $2,000,000 of potentially uncollectible past due receivables due to the Toys R US bankruptcy filing) due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2017. These uses of operating cash were offset by operating activities that provided cash including an increase in accounts payable (primarily inventory vendors) of approximately $20,817,000, a seasonal increase in accrued expenses of approximately $1,329,000 and a seasonal increase in the reserve for sales returns of approximately $1,905,000 which were all commensurate with the increase in seasonal sales. These activities accounted for approximately 98% of the cash used in operations with the remaining 2% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the six months ended September 30, 2018 was approximately $289,000 as compared to approximately $250,000 used by investing activities for the same period ended a year ago. Investment activity during the six months ended September 30, 2018 consisted of the purchase of molds and tooling and warehouse equipment of approximately $289,000. Investment activity during the six months ended September 30, 2017 consisted primarily of the purchases of molds and tooling of approximately $159,000 and office furniture of approximately $91,000.

Net cash provided by financing activities for the six months ended September 30, 2018 was approximately $6,632,000 compared to cash provided by financing activities of approximately $11,274,000 for the same period ended of the prior year. We borrowed approximately $6,878,000 from our Revolving Credit Facility for working capital and we made payments of $250,000 on the bank term note.

Net cash provided by financing activities was approximately $11,274,000 for the six months ended September 30, 2017. During the six months ended September 30, 2017, the Company borrowed approximately $11,549,000 from the Revolving Credit Facility with PNC Bank which provided most of the working capital for operations during the period. PNC Bank also approved a term note in the amount of $1,000,000 the proceeds of which were used to pay down subordinated related party debt. The company also made an additional scheduled payment of approximately $109,000 against the subordinated related party debt from working capital.

As of September 30, 2018, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 during peak selling season (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations.

The Company reported net income of approximately $1,217,000 and $183,000 for the three and six months ended September 30, 2018, respectively as compared to net income of approximately $784,000 and $257,000 for the three and six months ended September 30, 2017. The Company’s net income and cash flow continue to be affected by the Toys R Us bankruptcy as net sales decreased to approximately $24,305,000 and $26,141,000 for the three and six months ended September 30, 2018, respectively from approximately $32,802,000 and $36,742,000 for the three and six months ended September 30, 2017, respectively. Lost sales from Toys R Us of approximately $5,394,000 for the three months ended September 30, 2018 and approximately $6,329,000 for the six months ended September 30, 2018 accounted for approximately 63% and 60%, of the decrease in sales from the three and six months ended September 30, 2017, respectively. There was a decrease in sales of approximately $1,500,000 to one major customer that only took one holiday promotional item instead of two in the previous year. The remaining decrease was primarily due to the timing of shipments for various customers rolling over to the next quarter. To assist with the Company’s cash requirements during fiscal 2019 our parent company agreed to continue to delay payment of related party trade debt as well as payments due on subordinated debt until the end of peak season when liquidity improves. Our parent company has also agreed to suspend a portion of monthly service and development fees totaling approximately $99,000 for the six months commencing July 1, 2018 through December 31, 2018. Management believes that it has adequate cash available on its revolving credit facility to meet all obligations for the next twelve months. To assist the Company in remaining compliant with its revolving credit facility covenants, PNC Bank issued a third amendment and waiver in August 2018 to the Revolving Credit Facility and the Security Agreement in effect for fiscal 2019 amending the fixed charge coverage ratio and annual capital expenditure limits. While management continues to assess the long term effect of the Toys R Us bankruptcy, management is confident that the temporary suspension of payments on related party debt, suspension of service and development fees for six months, availability of cash from our revolving credit facility and significant efforts to reduce inventory levels during the current fiscal year will be adequate to meet the company’s liquidity requirements for the next twelve months.

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate defective returns and maintain the appropriate level of inventory. We determine our reserve for sales returns based on historical return ratios and information available from the customers. We believe that our reserve for sales returns reflects the proper amount of reserves to cover potential defective sales returns.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 14, 2018	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

