Form 10-Q
period 2018-12-31
SINGING MACHINE CO INC
filed 2019-02-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended December 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,384,753 as of February 14, 2019

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$1,581,245	$813,908
Accounts receivable, net of allowances of $244,300 and $82,102, respectively	10,601,844	1,066,839
Due from PNC Bank	-	6,212
Accounts receivable related party - Starlight Consumer Electronics USA, Inc.	7,054	7,054
Accounts receivable related party - Cosmo Communications Canada, Inc	199,707	-
Accounts receivable related party - Winglight Pacific, Ltd	1,465,977	1,150,104
Inventories, net	6,118,569	8,536,934
Prepaid expenses and other current assets	112,383	137,970
Deferred financing costs	13,333	13,333
Total Current Assets	20,100,112	11,732,354

Property and equipment, net	582,434	450,305
Deferred financing costs, net of current portion	6,667	16,667
Deferred tax assets	515,136	937,137
Other non-current assets	12,039	11,523
Total Assets	$21,216,388	$13,147,986

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,359,610	$1,614,748
Accrued expenses	1,738,631	701,932
Current portion of bank term note payable	250,000	500,000
Due to related party - Starlight Electronics Co., Ltd	468,256	210,756
Due to related party - Starlight R&D, Ltd.	110,846	113,116
Due to related party - Merrygain Holding Co., Ltd.	128,290	89,803
Revolving line of credit	2,931,118	-
Refunds due to customers	-	445,484
Reserve for sales returns	2,050,486	726,000
Current portion of capital leases	14,282	-
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	815,367	689,792
Total Current Liabilities	11,866,886	5,091,631

Bank term note payable, net of current portion	-	125,000
Capital leases, net of current portion	21,152	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	-	125,575
Total Liabilities	11,888,038	5,342,206

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,384,753 and 38,282,028 shares issued and outstanding, respectively	383,848	382,820
Additional paid-in capital	19,672,314	19,624,063
Accumulated deficit	(10,727,812)	(12,201,103)
Total Shareholders’ Equity	9,328,350	7,805,780
Total Liabilities and Shareholders’ Equity	$21,216,388	$13,147,986

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Net Sales	$19,452,450	$21,461,835	$45,593,906	$58,203,731

Cost of Goods Sold	13,826,176	15,464,273	34,369,467	43,389,465

Gross Profit	5,626,274	5,997,562	11,224,439	14,814,266

Operating Expenses
Selling expenses	2,236,777	1,971,728	4,698,141	4,816,931
General and administrative expenses	1,629,054	1,739,664	4,341,175	4,784,167
Bad debt expense (recovery), net	(104,244)	(164,680)	(155,596)	2,157,561
Depreciation	64,357	66,623	200,138	153,225
Total Operating Expenses	3,825,944	3,613,335	9,083,858	11,911,884

Income from Operations	1,800,330	2,384,227	2,140,581	2,902,382

Other Expenses				-
Interest expense	(139,729)	(145,922)	(235,290)	(241,503)
Finance costs	(3,333)	(3,333)	(10,000)	(28,272)
Total Other Expenses	(143,062)	(149,255)	(245,290)	(269,775)

Income Before Income Tax Provision	1,657,268	2,234,972	1,895,291	2,632,607

Income Tax Provision	(367,255)	(1,080,142)	(422,000)	(1,220,511)

Net Income	$1,290,013	$1,154,830	$1,473,291	$1,412,096

Net Income per Common Share
Basic	$0.03	$0.03	$0.04	$0.04
Diluted	$0.03	$0.03	$0.04	$0.04

Weighted Average Common and Common Equivalent Shares:
Basic	38,384,753	38,282,028	38,338,599	38,271,946
Diluted	39,459,369	39,137,161	39,413,214	39,127,079

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities
Net Income	$1,473,291	$1,412,096
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	200,138	153,225
Amortization of deferred financing costs	10,000	28,272
Change in inventory reserve	(56,780)	(125,000)
Change in allowance for bad debts	162,198	2,166,677
Stock based compensation	42,879	163,581
Change in net deferred tax assets	422,001	576,461
Changes in operating assets and liabilities:
Accounts receivable	(9,697,203)	(12,844,066)
Due from PNC Bank	6,212	242,859
Accounts receivable - related parties	(515,580)	(1,213,269)
Inventories	2,475,145	(3,599,858)
Prepaid expenses and other current assets	25,587	44,483
Other non-current assets	(516)	-
Accounts payable	1,744,862	3,005,248
Accrued expenses	1,036,699	2,121,919
Due to related parties	293,717	285,620
Refunds due to customers	(445,484)	(38,460)
Reserve for sales returns	1,324,486	2,987,357
Net cash used in operating activities	(1,498,348)	(4,632,855)
Cash flows from investing activities
Purchase of property and equipment	(288,740)	(255,776)
Net cash used in investing activities	(288,740)	(255,776)
Cash flows from financing activities
Net proceeds from revolving line of credit	2,931,118	3,465,332
Proceeds from bank term note	-	1,000,000
Payment of bank term note	(375,000)	(250,000)
Proceeds from exercise of stock options	6,400	-
Payment of deferred financing costs	-	(40,000)
Payment on subordinated related party debt	-	(1,109,064)
Payments on capital leases	(8,093)	-
Net cash provided by financing activities	2,554,425	3,066,268
Net change in cash	767,337	(1,822,363)

Cash at beginning of period	813,908	2,305,439
Cash at end of period	$1,581,245	$483,076

Supplemental disclosures of cash flow information:
Cash paid for interest	$215,501	$222,649
Cash paid for income taxes	$-	$30,000
Equipment purchased under capital lease	$43,527	$-

See notes to the condensed consolidated financial statements

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

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

NOTE 2 - LIQUIDITY

The Company reported net income of approximately $1,290,000 and $1,473,000 for the three and nine months ended December 31, 2018, respectively as compared to net income of approximately $1,155,000 and $1,412,000 for the three and nine months ended December 31, 2017. The Company’s net income and cash flow continue to be affected by the Toys R Us bankruptcy as net sales decreased to approximately $19,452,000 and $45,594,000 for the three and nine months ended December 31, 2018, respectively from approximately $21,462,000 and $58,204,000 for the three and nine months ended December 31, 2017, respectively. Lost sales from Toys R Us of approximately $9,986,000 and a decrease in sales to one major customer of approximately $3,419,000 due to the elimination of one promotional product accounted for most of the decrease in sales for the nine months ended December 31, 2018. To assist with the Company’s cash requirements during fiscal 2019 our parent company agreed to continue to delay payment of related party trade debt as well as payments due on subordinated debt until the end of peak season when liquidity improves. Our parent company suspended a portion of monthly service and development fees totaling approximately $99,000 for six months commencing July 1, 2018 through December 31, 2018. Management believes that it has adequate cash available on its revolving credit facility to meet all obligations for the next twelve months. To assist the Company in remaining compliant with its revolving credit facility covenants, PNC Bank issued a third amendment and waiver in August 2018 to the Revolving Credit Facility and the Security Agreement in effect for fiscal 2019 amending the fixed charge coverage ratio and annual capital expenditure limits. While management continues to assess the long term effect of the Toys R Us bankruptcy, management is confident that the temporary suspension of payments on related party debt, suspension of service and development fees for six months, availability of cash from our revolving credit facility and significant efforts to reduce inventory levels during the current fiscal year will be adequate to meet the company’s liquidity requirements for the next twelve months.

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended December 31, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

December 31, 2018

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at December 31, 2018 and March 31, 2018 are approximately $1,596,000 and $54,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs (See ADOPTION OF NEW ACCOUNTING STANDARDS). As of December 31, 2018 and March 31, 2018 the estimated amounts for these future inventory returns were approximately $1,348,000 and $479,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of December 31, 2018 and March 31, 2018 the Company had inventory reserves of approximately $223,000 and $280,000, respectively, for estimated excess and obsolete inventory.

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

December 31, 2018

The Company generally does not allow products to be returned other than return allowance programs for goods returned to the customer for various reasons and accordingly records a sales return reserve based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $2,050,000 and $726,000 as of December, 2018 and March 31, 2018, respectively.

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

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended December 31, 2018 and 2017 was approximately $1,328,000 and $1,026,000, respectively. Advertising expense for the nine months ended December 31, 2018 and 2017 was approximately $2,877,000 and $2,650,000, respectively. As of December 31, 2018 and March 31, 2018, there was an accrual for cooperative advertising allowances of approximately $1,019,000 and $207,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended December 31, 2018 and 2017, these amounts totaled approximately $27,000 and $40,000, respectively. For the nine months ended December 31, 2018 and 2017, these amounts totaled approximately $64,000 and $138,000, respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. On December 22, 2017 the Tax Act was enacted which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act we have estimated that our effective tax rate for the fiscal year ending March 31, 2019 will be approximately 22% The effective tax rate for the full year ended March 31, 2018 was approximately 28%. As of December 31, 2018 and March 31, 2018, The Singing Machine had gross deferred tax assets of approximately $515,000 and $937,000, respectively. The Company recorded an income tax provision of approximately $367,000 and $1,080,000 for the three months ended December 31, 2018 and 2017, respectively. The Company recorded an income tax provision of approximately $422,000 and $1,221,000 for the nine months ended December 31, 2018 and 2017, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2018, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

As of December 31, 2018, the Company is subject to U.S. Federal income tax examinations for the tax years ended March 31, 2016 and subsequent years.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. As of December 31, 2018 and 2017 total potential dilutive shares from common stock options amounted to approximately 2,350,000 and 2,450,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and nine months ended December 31, 2018 and 2017.

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

The following table shows the financial line items that were affected by the adoption of ASC 606:

	As reported at	ASC 606	Under ASC 606
	March 31, 2018	Adjustment	April 1, 2018
CONSOLIDATED BALANCE SHEET - MARCH 31, 2018
Assets
Current Assets
Inventories, net	$8,057,774	$479,160	$8,536,934

Liabilities
Current Liabilities
Reserve for sales returns	$-	$726,000	$726,000
Warranty provisions	$246,840	$(246,840)	$-

	As reported at	ASC 606	Under ASC 606
	December 31, 2017	Adjustment	December 31, 2017
CONSOLIDATED STATEMENT OF CASH FLOWS - DECEMBER 31, 2017
Cash flows from operating activities:
Inventories	$(1,758,501)	$(1,841,357)	$(3,599,858)
Reserve for sales returns	$-	$2,987,357	$2,987,357
Warranty provisions	$1,146,000	$(1,146,000)	$-

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

December 31, 2018

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

NOTE 4- INVENTORIES, NET

Inventories are comprised of the following components:

	December 31,	March 31,
	2018	2018

Finished Goods	$4,935,458	$8,238,227
Estimated Return Goods	1,347,507	479,160
Inventory in Transit	58,824	99,547
Less: Inventory Reserve	223,220	280,000

Inventories, net	$6,118,569	$8,536,934

NOTE 5 - PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2018	2018

Computer and office equipment	5 years	$286,928	$286,928
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	209,419	238,471
Molds and tooling	3-5 years	3,077,646	2,788,905
		3,672,403	3,412,714
Accumulated depreciation		(3,089,969)	(2,962,409)
Property and equipment, net		$582,434	$450,305

Depreciation expense for the three months ended December 31, 2018 and December 31, 2017 was approximately $64,000 and $67,000, respectively. Depreciation expense for the nine months ended December 31, 2018 and December 31, 2017 was approximately $200,000 and $153,000 respectively.

NOTE 6 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and is reduced to a maximum of $7,500,000 between January 1 and July 31. At December 31, 2018 and March 31, 2018, the outstanding balance of the Revolving Credit Facility was approximately $2,931,000 and $0, respectively. As of December 31, 2018 there was approximately $4,435,000 available to borrow on the Revolving Credit Facility. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

The Revolving Credit Facility includes the following sub-limits:

●	Letters of Credit to be issued limited to $3,000,000.
●	Inventory availability limited to $5,000,000.
●	$500,000 eligible in-transit inventory sublimit within the $5,000,000 total inventory.
●	Mandatory pay-down to $1,000,000 (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility must comply with the following quarterly financial covenants to avoid default:

●	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.
●	Capital expenditures limited to $375,000 per year.

On August 2, 2018, PNC issued a third amendment and waiver (“third amendment”) to the Revolving Credit Facility, the Security Agreement in effect for fiscal 2019. The third amendment waived existing violations of the fixed charge coverage ratio of 1.1:1 and increased maximum capital expenditures from $300,000 to $375,000 per fiscal year. The Company incurred an amendment fee of $10,000 upon execution of the agreement.

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended December 31, 2018 and 2017 the Company incurred interest expense of approximately $100,000 and $114,000, respectively, on amounts borrowed against the Revolving Credit Facility. During the nine months ended December 31, 2018 and 2017, the Company incurred interest expense of approximately $155,000 and $188,000 respectively on amounts borrowed against the Revolving Credit Facility. During the three months ended December 31, 2018 and 2017, the Company incurred an unused facility fee of approximately $8,000 and $6,000, respectively on the unused portion of the Revolving Credit Facility. During the nine months ended December 31, 2018 and 2017, the Company incurred an unused facility fee of approximately $23,000 and $20,000 respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ foreign subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $815,000. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and are being amortized over the term of the agreement. During the three months ended December 31, 2018 and 2017 the Company incurred amortization expense of approximately $3,000 associated with the amortization of deferred financing costs from the original Revolving Credit Facility. During the nine months ended December 31, 2018 and 2017, the Company incurred amortization expense of approximately $10,000 and $28,000, respectively.

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1,000,000 the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1,924,000 in June 2017. The term note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note is payable in quarterly installments of $125,000 plus accrued interest. The outstanding balance on the Term Note was $250,000 and $625,000 as of December 31, 2018 and March 31, 2018, respectively. During the three months ended December 31, 2018 and 2017 the Company incurred interest expense of approximately $3,000 and $10,000, respectively. During the nine months ended December 31, 2018 and 2017 the Company incurred interest expense of approximately $20,000 and $17,000 respectively.

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision has also been made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. The installment payment of $123,000 due on December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 were not made due to the Toys R Us bankruptcy’s unfavorable effect on cash flow. During the three months ended December 31, 2018 and 2017 the Company incurred interest expense of approximately $4,000 and $12,000, respectively on the related party subordinated debt. During the nine months ended December 31, 2018 and 2017 the Company incurred interest expense of approximately $20,000 and $26,000 respectively on the related party subordinated debt.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Management is currently not aware of any legal proceedings.

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau expiring at varying dates. Rent expense for the three months ended December 31, 2018 and 2017 was approximately $180,000 and $177,000, respectively. Rent expense for the nine months ended December 31, 2018 and 2017 was approximately $530,000 and $500,000, respectively. In addition, the Company maintains various warehouse equipment and office equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of December 31, 2018 are as follows:

Operating Leases
For period ending December 31,
2019	$650,000
2020	451,000
2021	119,000
2022	116,000
2023 and beyond	181,000
$1,517,000

NOTE 8 - STOCK OPTIONS

A summary of stock option activity for the nine months ended December 31, 2018 is summarized below:

	December 31, 2018
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,330,000	$0.22
Granted	100,000	$0.55
Exercised	(80,000)	$0.08
Forfeited	-	-
Balance at end of period	2,350,000	$0.24

Options exercisable at end of period	2,250,000	$0.23

The following table summarizes information about employee stock options outstanding at December 31, 2018:

Range of Exercise Price	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2018	Weighted Average Exercise Price
$.03 - $.33	1,770,000	4.0	$0.15	1,770,000	$0.15
$.45 - $.93	580,000	8.4	$0.48	480,000	$0.49
	2,350,000			2,250,000

NOTE 9 - COMMON STOCK ISSUANCES

On August 1, 2018, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2018. The Company recorded director compensation of $0 and $12,500, respective during the three and nine months ended December 31, 2018.

On August 3, 2018 the Company issued 80,000 shares of its common stock to a former director who exercised 80,000 stock options at an average option price of $.08 per share. Accordingly, the Company received $6,400 from the former director for the execution of the transaction.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

NOTE 10 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and nine months ended December 31, 2018 and 2017 were primarily made by the Macau Subsidiary. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2018	2017	2018	2017

North America	$18,627,982	$20,534,288	$41,704,128	$54,163,819
Europe	679,499	927,547	3,657,429	3,943,299
Australia	100,768	-	179,923	-
South Africa	44,201	-	46,701	96,613
Others	-	-	5,725	-
	$19,452,450	$21,461,835	$45,593,906	$58,203,731

The geographic area of sales is based primarily on the location where the product is delivered.

NOTE 11 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On December 31, 2018 and March 31, 2018, in the aggregate the Company had approximately $1,673,000 and $1,157,000, respectively, due from related parties for goods and services sold to these companies.

On December 31, 2018 and March 31, 2018, the Company had amounts due to other related party companies in the amounts of approximately $707,000 and $414,000 for engineering fees, storage and administrative services provided to the Company by these related parties.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”) in the amount of approximately $1,924,000. The Revolving Credit Facility renewal agreement included a Term Note in the amount of $1,000,000, the proceeds of which were used to pay down a portion of the subordinated debt. The remaining subordinated debt of approximately $924,000 bears interest at 6% and is scheduled to be paid in quarterly installments of $123,000 which include interest and commenced September 30, 2017. The remaining amount due on the subordinated debt of approximately $815,000 was classified as a current liability as of December 31, 2018 on the condensed consolidated balance sheets. The subordinated debt was classified as a current portion of approximately $690,000 and a long-term portion of $125,000 as of March 31, 2018 on the condensed consolidated balance sheets. The installment payments of $123,000 due on December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 were not made due to the Toys R Us bankruptcy’s unfavorable effect on cash flow. During the three months ended December 31, 2018 and 2017 the Company incurred interest expense of approximately $4,000 and $12,000, respectively, related to the subordinated debt. During the nine months ended December 31, 2018 and 2017 the Company incurred interest expense of approximately $20,000 and $26,000, respectively, related to the subordinated debt.

TRADE

During the three months ended December 31, 2018 and December 31, 2017 the Company sold approximately $33,000 and $0, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended December 31, 2018 and December 31, 2017 was 23.1% and NA, respectively. During the nine months ended December 31, 2018 and December 31, 2017 the Company sold approximately $1,183,000 and $1,462,000, respectively to Winglight at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the nine months ended December 31, 2018 and December 31, 2017 was 30.0% and 21.8%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

During the three months ended December 31, 2018 and December 31, 2017 the Company sold approximately $16,000 and $210,000, respectively of product to Cosmo from its California warehouse facility. During the nine months ended December 31, 2018 and December 31, 2017 the Company sold approximately $655,000 and $533,000, respectively of product to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE for the three months ended December 31, 2018 and 2017 were approximately $87,000 and $131,000, respectively. The purchases from SLE for the nine months ended December 31, 2018 and 2017 were approximately $268,000 and $270,000, respectively. These amounts were included as a component of cost of goods sold in the accompanying condensed consolidated statements of income.

The Company purchased services from Merrygain Holding Co. Ltd, (“Merrygain”) a related party. The purchases from Merrygain for the three three months ended December 31, 2018 and 2017 were approximately $0 and $39,000, respectively. The purchases from Merrygain for the nine months ended December 31, 2018 and 2017 were approximately $38,000 and $115,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Nine Months Ended
	December 31,	December 31,
	2018	2017
Reserve for sales returns at beginning of the fiscal year	$726,000	$600,000	*
Provision for estimated sales returns	3,235,305	4,751,858
Sales returns received	(1,910,819)	(1,764,501)

Reserve for sales returns at end of the period	$2,050,486	$3,587,357

* The reserve for sales returns at the beginning of the period ended December 30,2017 has been adjusted to reflect the full retrospective adoption of ASC 606 effective April 1, 2018.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended December 31, 2018 and 2017 totaled approximately $18,000 and $15,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the nine months ended December 31, 2018 and 2017 totaled approximately $51,000 and $39,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 14 – SUBSEQUENT EVENTS

On January 29, 2019, the Company signed a three-year worldwide licensing agreement with CBS (NYSE: CBS) for the CARPOOL KARAOKE program series. Under the terms of the Agreement, Singing Machine will be launching a range of consumer products worldwide designed for use within vehicles under the CARPOOL KARAOKE license. The license agreement began December 1, 2018 and continues through September 30, 2022. The license requires a minimum royalty guaranty of $100,000 with $50,000 payable at the execution of the contract, and a second and third payment of $25,000 payable on or before June 1, 2021 and 2022, respectively. Royalty payments will be calculated at 9% of net sales up to the first 150,000 units; and 10% of net sales 150,001 units thereafter and are payable on a quarterly basis beginning September 30, 2019.

NOTE 15 – CONCENTRATION OF SALES RISK

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the nine months ended December 31, 2018, there were five customers who individually accounted for 10% or more of the company’s net sales. Revenue derived from these customers as a percentage of net sales were 37%, 14%, 13%, 12% and 10%, respectively. For the nine months ended December 31, 2017, there were three customers who individually accounted for 10% or more of the company’s net sales. Revenue derived from these customers as a percentage of net sales were 35%, 17% and 12%, respectively. In September, 2017, Toys R US (which accounted for approximately 17% of our sales for the nine months ended December 31, 2017) filed for bankruptcy protection and conversion to liquidation in April 2018. The loss of this customer had a significant impact on the financial performance of the Company during the nine months ended December 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this quarterly report. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part II, Item 1A, “Risk Factors ”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

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

Representative customers include Amazon, Best Buy, BJ’s Wholesale, Costco, Sam’s Club, Target, JC Penney and Wal-Mart. Our business has historically been subject to seasonal fluctuations causing our revenues to vary from quarter to quarter and between the same periods in different fiscal years. Our products are manufactured for the most part based on the purchase indications of our customers. We are uncertain of how significantly our business would be harmed by a prolonged economic recession, but we anticipate that continued contraction of consumer spending would negatively affect our revenues and profit margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of income as a percentage of net sales for the three months and nine months ended December 31, 2018 and 2017:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	71.1%	72.1%	75.4%	74.5%

Gross Profit	28.9%	27.9%	24.6%	25.5%

Operating Expenses
Selling expenses	11.5%	9.2%	10.3%	8.3%
General and administrative expenses	8.4%	6.5%	9.5%	8.2%
Bad debt expense	-0.5%	0.8%	-0.3%	3.7%
Depreciation and amortization	0.3%	0.3%	0.4%	0.3%

Total Operating Expenses	19.7%	16.8%	19.9%	20.5%

Income from Operations	9.2%	11.1%	4.7%	5.0%

Other Expenses
Interest expense	-0.7%	-0.7%	-0.5%	-0.4%
Financing costs	0.0%	0.0%	0.0%	-0.1%

Total Other Expenses	-0.7%	-0.7%	-0.5%	-0.5%

Income Before Income Tax Provision	8.5%	10.4%	4.2%	4.5%

Income Tax Provision	-1.9%	-5.0%	-1.0%	-2.1%

Net Income	6.6%	5.4%	3.2%	2.4%

QUARTER ENDED DECEMBER 31, 2018 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2017

NET SALES

Net sales for the quarter ended December 31, 2018 decreased to approximately $19,452,000 from approximately $21,462,000 a decrease of approximately $2,010,000 as compared to the same period ended December 31, 2017. Lost sales from Toys R Us of approximately $3,657,000 offset by an increase in sales of approximately $1,425,000 to one major customer due to the timing of shipments shifting from the previous quarter to the current quarter accounted for most of the net decrease in sales for the three months ended December 31, 2018.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2018 decreased to approximately $5,626,000 from approximately $5,998,000 a decrease of approximately $372,000 as compared to the same period in the prior year. The decrease in net sales accounted for approximately $561,000 of the decrease and was offset by approximately $323,000 cost concessions from manufacturers due to the strengthening of the US Dollar to the Chinese local currency, the Renminbi, with the remaining variance due to mix of products sold.

Gross profit margin for the three months ended December 31, 2018 was 28.9% compared to 27.9% for the three months ended December 31, 2017, an increase of 1.0 margin points. The primary reason for the increase in gross profit margin was due to cost concessions from manufacturers due to the strengthening of the US Dollar to the Chinese local currency, the Renminbi.

OPERATING EXPENSES

For the quarter ended December 31, 2018, total operating expenses increased to approximately $3,826,000. This represents an increase of approximately $213,000 from the quarter ended December 31, 2017 total operating expenses of $3,613,000. This increase was primarily due to an increase of approximately $265,000 in variable selling expenses including commissions, discretionary marketing expenses and co-op advertising programs granted to major retail customers offset by a decrease in general and administrative expenses of approximately $52,000.

Selling expenses increased approximately $265,000 for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017. This increase was primarily due to incremental co-op marketing programs granted to one major customer.

General and administrative expenses, including bad debt and depreciation, decreased approximately $52,000 for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017 primarily due to a decrease in related party service charges of approximately $30,000 that were deferred for the three months ended December 31, 2018. The remaining $22,000 decrease was primarily due to variable expenses commensurate with the decrease in net sales.

INCOME FROM OPERATIONS

Income from operations decreased approximately $584,000 this quarter, to approximately $1,800,000 for the three months ended December 31, 2018 compared to income from operations of $2,384,000 for the same period ended December 31, 2017. The decrease in gross profit primarily due to the net sales decrease and increase in operating expenses as explained above for the three months ended December 31, 2018 compared to the same period ended December 31, 2017.

OTHER EXPENSES

Other expenses decreased to approximately $143,000 from approximately $149,000 for the same period a year ago. The decrease was due to a decrease in interest expense of approximately $6,000 reflecting decreased borrowing from the Revolving Credit Facility as cash positions improved with the sale of excess inventory related to the Toys R US bankruptcy from the previous fiscal year.

INCOME TAXES

For the three months ended December 31, 2018 and December 31, 2017 the Company recognized an income tax provision of approximately $367,000 and $1,080,000 (inclusive of an one-time income tax provision of approximately $328,000 discussed below) respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 22% and 34%, respectively, for fiscal year ending March 31, 2019 and fiscal year ended March 31, 2018.

On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted which reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act we estimated that our blended rate for the fiscal year ending March 31, 2018 would be approximately 34%. As of December 31, 2017, management determined a reasonable estimate of the Tax Act’s effect on the value of the Company’s deferred tax assets and liabilities and recognized an additional tax provision of approximately $328,000 during the third quarter ended December 31, 2017.

NET INCOME

For the three months ended December 31, 2018 net income increased to approximately $1,290,000 compared to net income of approximately $1,155,000 for the same period a year ago. The Company benefitted from the effective income tax rate decrease due to the Tax Cuts and Jobs Act which contributed approximately $196,000 to net income with the remaining variance explained in Income From Operations and Other Expenses above.

NINE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2017

NET SALES

Net sales for the nine months ended December 31, 2018 decreased to approximately $45,594,000 from approximately $58,204,000 a decrease of approximately $12,610,000 (or 21.7%) as compared to the same period ended December 31, 2017. The Company lost approximately $9,986,000 in sales during the nine months ended September 30, 2018 due to the bankruptcy of Toys R Us in fiscal 2018 which accounted for approximately 79% of the decrease. The remaining decrease was primarily due to the loss of one holiday promotional item for a major customer.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2018 decreased to approximately $11,224,000 from approximately $14,814,000, a decrease of approximately $3,590,000 as compared to the same period in the prior year. The decrease in net sales accounted for approximately $3,215,000 (90%) of the decrease with the remaining decrease of approximately $375,000 primarily due to decreased gross profit margin.

Gross profit margin for the nine months ended December 31, 2018 was 24.6% compared to 25.5% for the nine months ended December 31, 2017, a decrease of 0.9 margin points. There was an increase in gross profit margin of approximately $365,000 or .8 margin points due to cost concessions from manufacturers due to the strengthening of the US Dollar to the Chinese local currency, the Renminbi. This increase in margin points was offset by the loss of approximately $12,610,000 in sales of high margin yield products to Toys R Us due to bankruptcy.

OPERATING EXPENSES

For the nine months ended December 31, 2018, total operating expenses decreased to approximately $9,084,000 from approximately $11,912,000 for the nine months ended December 31, 2017, a decrease of approximately $2,828,000. This decrease was primarily due partial bankruptcy recovery of Toys R Us bad debt administrative claims of approximately $253,000 as compared to a bad debt expense due to the Toys R Us Bankruptcy of approximately $2,000,000 for the nine months ended December 31, 2018 accounting for approximately $2,253,000 (80%) of the decrease. Selling expenses decreased approximately $119,000 primarily due to the decrease in co-op advertising granted to Toys R Us due to the Toys R Us bankruptcy offset by increased co-op advertising programs offered to one major customer during the nine months ended December 31, 2018. The remaining decrease of approximately $456,000 was primarily due to a decrease in general and administrative expenses.

General and administrative expenses (excluding bad debt expense/recovery and depreciation expense) decreased approximately $443,000 for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. Expenses for logistics operations in California decreased by approximately $123,000 primarily due to increased expense reimbursements for logistics services provided to third-party customers. Stock option compensation decreased by approximately $121,000 as officers of the company were not granted any stock options for the fiscal year ended March 31, 2018. There were no related party licensing fees for the use of tooling for the pedestal models for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 when the company incurred approximately $116,000 in licensing costs for this expense. The remaining decrease was primarily due to variable expenses associated with the reduction in sales.

INCOME FROM OPERATIONS

Income from operations decreased approximately $761,000 to income from operations of approximately $2,141,000 for the nine months ended December 31, 2018 compared to income from operations of approximately $2,902,000 for the same period ended December 31, 2017. The decrease gross profit of approximately $3,590,000 as explained Gross Profit above offset by the decrease in operating expenses of approximately $2,828,000 as explained in Operating Expenses above is the primary reason for this decrease.

OTHER EXPENSES

Our other expenses decreased to approximately $245,000 from approximately $270,000 for the same period a year ago. The decrease was primarily due to a decrease in amortization of deferred financing costs related to the renewal of the Revolving Credit Facility of approximately $18,000. Interest expense decreased by approximately $7,000 due to decreased borrowing required from the Revolving Credit Facility.

INCOME TAXES

For the nine months ended December 31, 2018 and December 31, 2017 the Company recognized an income tax provision of approximately $422,000 and $1,221,000 (inclusive of a one-time income tax provision of approximately $328,000 discussed below), respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 22% and 34%, respectively, for fiscal year ending March 31, 2019 and fiscal year ended March 31, 2018.

On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted which reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act we estimated that our blended rate for the fiscal year ending March 31, 2018 would be approximately 34%. As of December 31, 2017, management determined a reasonable estimate of the Tax Act’s effect on the value of the Company’s deferred tax assets and liabilities and recognized an additional tax provision of approximately $328,000 during the third quarter ended December 31, 2017.

NET INCOME

For the nine months ended December 31, 2018 net income increased to approximately $1,473,000 compared to net income of approximately $1,412,000 for the same period a year ago. The Company benefitted from the effective income tax rate decrease due to the Tax Cuts and Jobs Act which contributed approximately $222,000 to net income with the remaining variance explained in Income From Operations and Other Expenses above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, Singing Machine had cash on hand of approximately $1,581,000 as compared to cash on hand of approximately $483,000 on December 31, 2017. We had working capital of approximately $8,233,000 as of December 31, 2018.

Net cash used in operating activities was approximately $1,498,000 for the nine months ended December 31, 2018, as compared to approximately $4,633,000 used in operating activities during the same period a year ago. During the nine months ended December 31, 2018 the Company had net income of approximately $1,473,000 inclusive of bad debt recovery of Toys R Us bankruptcy administrative claims of approximately $253,000. During this period accounts receivable increased by approximately $9,697,000 due primarily to the seasonal increase in net sales during the quarter ended December 31, 2018. This use of operating cash was offset by operating activities that provided cash including a decrease in inventories of approximately $2,475,000 due to the sale of prior year excess inventory related to the Toys R Us bankruptcy, a seasonal increase in accounts payable (primarily inventory vendors) of approximately $1,745,000, a seasonal increase in accrued expenses of approximately $1,037,000, a seasonal increase in reserves for estimated sales returns of approximately $1,324,000, an increase in amounts due to related parties of approximately $294,000. These activities accounted for approximately 90% of the cash used in operations with the remaining 1% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was approximately $4,633,000 for the nine months ended December 31, 2017. During the nine months ended December 31, 2017 the Company had net income of approximately $1,412,000. During this period the Company experienced an increase in inventory of approximately $3,599,000 primarily due to Toys R Us bankruptcy that caused delays in restocking as well as another major customer who delayed restocking, Accounts receivable also increased by approximately $10,844,000 (excluding approximately $2,000,000 of potentially uncollectible past due receivables due to the Toys R US bankruptcy filing) due primarily to the increase in net sales during the quarter ended December 31, 2017 as well as an increase in payment terms to two major customers. These uses of operating cash were offset by operating activities that provided cash including an increase in accounts payable (primarily inventory vendors) of approximately $3,005,000, a seasonal increase in accrued expenses of approximately $2,122,000 and a seasonal increase in reserve for sales returns of approximately $2,987,000 which were all commensurate with the increase in seasonal sales. These activities accounted for approximately 94% of the cash used in operations with the remaining 6% due to seasonal changes in other operating assets and liabilities.

Net cash used by investing activities for the nine months ended December 31, 2018 was approximately $289,000 as compared to approximately $256,000 used by investing activities for the same period ended a year ago. Investment activity during the nine months ended December 31, 2018 consisted of the purchase of molds and tooling and warehouse equipment of approximately $289,000. Investment activity during the nine months ended December 31, 2017 consisted primarily of the purchases of molds and tooling of approximately $165,000 and office furniture of approximately $91,000.

Net cash provided by financing activities was approximately $2,554,000 for the nine months ended December 31, 2018, as compared to net cash provided by financing activities of approximately $3,066,000 for the same period ended a year ago. During the nine months ended December 31, 2018, the Company borrowed approximately $2,931,000 from the Revolving Credit Facility with PNC Bank which provided most of the working capital for operations during the period. The company paid $375,000 on the term note owed to PNC Bank.

Net cash provided by financing activities was approximately $3,066,000 for the nine months ended December 31, 2017. During the nine months ended December 31, 2017, the Company borrowed approximately $3,465,000 from the Revolving Credit Facility with PNC Bank which provided most of the working capital for operations during the period. PNC Bank also approved a term note in the amount of $1,000,000 the proceeds of which were used to pay down subordinated related party debt and the company made scheduled payments of $250,000 against the term note. The company also made an additional scheduled payment of approximately $109,000 against the subordinated related party debt from working capital. The company also paid $40,000 in deferred financing fees related to the renewal of the Revolving Facility.

As of December 31, 2018, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 (with an option to increase the maximum loan amount to $20,000,000) during peak selling season and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations. As of December 31, 2018 there was approximately $4,182,000 available to borrow on the Revolving Credit Facility.

The Company reported net income of approximately $1,290,000 and $1,473,000 for the three and nine months ended December 31, 2018, respectively as compared to net income of approximately $1,155,000 and $1,412,000 for the three and nine months ended December 31, 2017. The Company’s net income and cash flow continue to be affected by the Toys R Us bankruptcy as net sales decreased to approximately $19,452,000 and $45,594,000 for the three and nine months ended December 31, 2018, respectively from approximately $21,462,000 and $58,204,000 for the three and nine months ended December 31, 2017, respectively. Lost sales from Toys R Us of approximately $9,986,000 and a decrease in sales to one major customer of approximately $3,419,000 due to elimination of one promotional product accounted for most of the decrease in sales for the nine months ended December 31, 2018. To assist with the Company’s cash requirements during fiscal 2019 our parent company agreed to continue to delay payment of related party trade debt as well as payments due on subordinated debt until the end of peak season when liquidity improves. Our parent company suspended a portion of monthly service and development fees totaling approximately $99,000 for six months commencing July 1, 2018 through December 31, 2018. Management believes that it has adequate cash available on its revolving credit facility to meet all obligations for the next twelve months. To assist the Company in remaining compliant with its revolving credit facility covenants, PNC Bank issued a third amendment and waiver in August 2018 to the Revolving Credit Facility and the Security Agreement in effect for fiscal 2019 amending the fixed charge coverage ratio and annual capital expenditure limits. While management continues to assess the long term effect of the Toys R Us bankruptcy, management is confident that the temporary suspension of payments on related party debt, suspension of service and development fees for six months, availability of cash from our revolving credit facility and significant efforts to reduce inventory levels during the current fiscal year will be adequate to meet the company’s liquidity requirements for the next twelve months.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 14, 2019	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

