Form 10-K
period 2019-03-31
SINGING MACHINE CO INC
filed 2019-07-01
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of September 30, 2018, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTCQX of $0.32 was approximately $4,621,000 (based on 14,441,534) shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of June 28, 2019 was 38,464,753

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2019

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” that represent our beliefs, projections and predictions about future events within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	our ability to attract and retain management;
●	our growth strategies;
●	anticipated trends in our business;
●	our future results of operations;
●	our ability to incorporate new and changing technologies;
●	our willingness to develop technological innovation;
●	our liquidity and ability to finance our acquisition and development activities;
●	the impact of government regulation;
●	planned capital expenditures (including the amount and nature thereof);
●	our financial position, business strategy and other plans and objectives for future operations;
●	competition;
●	the ability of our management team to execute its plans to meet our goals;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and
●	other economic, competitive, governmental (including new tariffs), legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Annual Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc., (“Company,” “Singing Machine,” “we,” “us,” or, “our”) is engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, toy products, licensed products, accessories, music, and audio consumer electronic products. We contract for the manufacturing of all our electronic equipment products with factories located in China. We have also collaborated with a music content service provider that allows the Company to offer karaoke downloads, and streaming subscription services. This collaboration provides the Company with a distribution platform for digital music sales and subscriptions and furthermore it opens up the Company’s music sales to customers who purchase our competitors’ karaoke machines as well. The capabilities of the Company’s music distribution system include the ability to download or stream selections from this content library, creating the opportunity to open new revenue sources through the sale of subscriptions.

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

China Sinostar Group Company Limited holds 100% of the common stock of koncepts International Limited (“koncepts”). Koncepts is a major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2019. Sinostar is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Sinostar, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Sinostar and its subsidiaries collectively referred to herein as the “Sinostar Group” or “Sinostar”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Sinostar, owning approximately 2% of our common stock. In total, the Sinostar Group owns approximately 51% of the Company’s shares of common stock.

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

Toy Products. Historically karaoke has been our core business. The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business. The Company has therefore refocused its self-perception and is determined to build on its success by defining ourselves as a provider of quality home entertainment – not just home karaoke hardware. Critical to this strategy, the Company continued to market a line of toy products branded SMC Kids. We intend to grow a new line of sing-along music themed toy products at lower opening price points. We believe this toy line, if successful, can leverage existing relationships with our current retail partners and help the Company organically grow.

Licensed Products. This year we acquired a license from CBS for the series “Carpool Karaoke” featured on the Late Late Show with James Corden. Inspired by the segment that has become a global, viral hit with over 2.3 billion views online, Carpool Karaoke The Mic will allow friends and family to sing along to their favorite songs in their cars and recreate their favorite moments from the show. This product has a great deal of interest and has gotten us into retail channels we have not had access to in the past. We intend to use this leverage to obtain shelf space for other karaoke products within these new retail channels.

We also acquired the license from Talpa Global to the popular TV show “The Voice”. We are currently working on the product line to be released with this license. We continue to pursue other licenses as a major growth initiative in Fiscal 2020.

Expand Access to Digital Karaoke Music Offerings. Karaoke content has been exceedingly harder to find in physical format (CD+G discs) at retail stores. It remains the Company’s strategy to better promote our streaming App available on iOS and Android platforms to provide better music choices for our customers. It is also the Company’s strategy to work with it’s music partner, Stingray, to improve features to enhance the value proposition of the App to our customers.

Focus On International Growth. We believe that we have the most recognized and trusted brand in the world for consumer karaoke. We also have the most karaoke product offerings and features of any of our competitors in the karaoke market. We have been and will continue aggressively pursuing international business outside of North America to capture a vastly untapped market for home karaoke. The Company’s early efforts to open up new international markets has been successful. Through economies of scale and financed on a direct import basis, we believe this is one of the major areas in which we can substantially increase our revenues. Internationally, our products are currently distributed in Australia, Canada, United Kingdom, South Africa, Ireland, Sweden, Norway, Finland, Spain, Italy, and Mexico.

PRODUCT LINES

We currently have four different product lines which consist in total of over 35 different models. The product lines consist of the following:

●	Classic Karaoke Machines represent the majority of our karaoke machines currently sold. These machines incorporate traditional karaoke features such as CD+G playback, echo, and voice control features, sound enhancement, built-in monitors, A/V out connections to TV for scrolling lyrics, and microphone inputs. Built-in cameras, Bluetooth and recording functions are available in some select models. The retail price range is from $49 to $199. This product line accounted for approximately 54% of total revenue for fiscal 2019.
●	Download Karaoke Machines represent a line of digital karaoke machines capable of playing back digital karaoke content. These machines include custom proprietary software to play high-definition digital downloaded content from our Singing Machine download store. These machines offer a full range of features including searching, playlist creation, Bluetooth, full motion videos, lead vocal, and HDMI output. The retail price range is from $79 to $199. This product line accounted for approximately 28% of total revenue in fiscal 2019.
●	SMC Kids Toy Products represents a new category of products for the Company, launching in the Fall of fiscal 2018. These toy products will range from youth Bluetooth microphones to sing-along music players. The retail price range is from $19.99 to $39.99. This product line accounted for 9% of total revenue in fiscal 2019.
●	Licensed Products represents a category of products done in collaboration between Singing Machine and third-party licensors. This includes product lines like “Carpool Karaoke” and “The Voice” plus any future licenses that we take on. This product line will be introduced in the summer of fiscal 2020.

The remaining 9% of total revenue was from the sales of karaoke related accessories consisting primarily of microphones, music subscriptions and downloads, and other miscellaneous electronic accessories.

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

In fiscal 2019, approximately 52% of sales revenues were from direct import sales and 48% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days’ notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of net sales, our sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2019 and 2018, approximately 86% and 80%, respectively. In fiscal 2019, the top three major customers accounted for approximately 39%, 14% and 13% of our net revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements to purchase fixed quantities with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

We also market our products at various national and international trade shows each year. We regularly attend the following trade shows and conventions: The Consumer Electronics Show which takes place each January in Las Vegas; the New York Toy Fair which occurs each February in New York; Distoy which occurs every year in May in London; and the Hong Kong Electronics Show stages each October in Hong Kong.

We believe the Singing Machine brand is one of the most widely recognized karaoke brands in the United States, Canada, Australia and Europe. While we continue to heavily focus on our core karaoke business, we wish to expand our business into other product categories. Our strong product procurement team in Hong Kong and China combined with our experienced sales and service team in North America enables us to compete not only in the karaoke market but also in other markets, such as musical instruments, licensed toy products and other consumer electronics products.

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving damaged goods, goods shipped in error and overstock. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 8.2% and 6.0% of our net sales in fiscal 2019 and 2018, respectively. The increase of 2.2 percentage points in return rate compared to prior fiscal years is due primarily to an increase in overstock returns from three major customers.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2019, approximately 48% of our sales were sales from our domestic warehouses (“Domestic Sales”) and 52% were sales shipped directly from China (“Direct Sales”).

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with five factories, located in Guangdong Province of the People’s Republic of China, which assemble our karaoke machines. During fiscal 2020, we anticipate that 100% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2020. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

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

All of the electronic equipment sold by us is warrantied to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warrantied for a period of 30 days. During the fiscal years ended March 31, 2019 and 2018, warranty claims have not been material to our results of operations.

COMPETITION

Our business is highly competitive. Our major competitors for karaoke machines and related products are Singsation, Ion Audio, Singtrix, Karaoke USA, licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand name is well recognized in the industry and helps us compete in the karaoke machine category. Our primary competitors for download or streaming karaoke music are Youtube, Sybersound, Smule, and Karaoke Anywhere. We believe that competition for karaoke music is based primarily on popularity of song titles, price, reputation, and delivery times.

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

TRADEMARKS AND PATENTS

We have obtained registered trademarks for The Singing Machine name and the logo in the U.S., Canada, Australia, Hong Kong, China, European Union, Japan, Mexico and the Republic of Korea. We have also obtained registered trademarks for SMC Kids and the logo in the U.S., Canada, Australia, European Union, and the Republic of Korea. In 2003 we also obtained two U.S. design patents for karaoke machines, patent numbers US D505,960 S and US D524,325 S.

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

The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent “normal trade relations” (“NTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. China’s NTR status became permanent on January 1, 2002. In July, 2018, the U.S. government imposed tariffs on many products imported from China. All of our products are manufactured and imported from China however, our products are currently not subject to the tariffs currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases we could experience reductions in revenues, gross profit margin and results from operations.

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2019, we had inventory of approximately $6.0 million (net of reserves totaling approximately $0.3 million) compared to inventory of approximately $8.1 million as of March 31, 2018 (net of reserves totaling approximately $0.3 million).

Our financing of seasonal working capital during Fiscal 2019 was from a Revolving Credit Facility from PNC Bank (“Revolving Credit Facility”) and vendor extended accounts payable terms from certain China manufacturers. The Revolving Credit Facility expires on July 15, 2020.

During Fiscal 2020, we plan on financing our inventory purchases by borrowing on our Revolving Credit Facility and using payment terms that have been granted to us by the factories in China.

EMPLOYEES

As of June 28, 2019 we employed 36 full-time employees. We have 1 administrative employee located at SMC Macau’s office with the remaining 35 employees based in the U.S. Our U.S. employees include 3 executive officers, 15 engaged in warehousing and administrative logistics/technical support and 17 in accounting, marketing, sales and administrative functions.

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

RISKS ASSOCIATED WITH OUR BUSINESS

CHANGES IN GOVERNMENT REGULATIONS RELATING TO INTERNATIONAL TARIFFS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PRODUCT COST AND PROFITABILITY.

In 2018 the U.S. government imposed tariffs of 25% on certain goods imported from China. All of our products are manufactured and imported from China however, our products are currently not subject to the tariffs currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases we could experience reductions in revenues, gross profit margin and results from operations.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of net sales, our sales to our five largest customers during the years ended March 31, 2019 and 2018 were approximately 86% and 80%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow. In September, 2017 our second largest customer, which accounted for approximately 17.3% of our sales in fiscal 2018, filed for bankruptcy protection and conversion to liquidation in April 2018. While revenue was not significantly impacted during fiscal 2018, cash flow was significantly impacted as we recorded a charge to bad debt expense of approximately $3.1 million due to the bankruptcy of which we were able to recover approximately $0.5 million from administrative claims and reversals of credits previously given for returned goods in fiscal 2019.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2019 and 2018, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $3.8 million or 8.2% of our net sales in fiscal 2019 and approximately $3.7 million or 6.0% of our net sales in fiscal 2018. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to return karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor’s products. If we do not meet our customer’s demands for lower prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $2.3 million during fiscal 2019 and $1.8 million during fiscal 2018. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2019 we had approximately $6.0 million in inventory. It is important that we sell this inventory during fiscal 2020, so we have sufficient cash flow for operations.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 94% and 89% of net sales in fiscal 2019 and 2018, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Singsation, Singtrix, Ion Audio, Karaoke USA and licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor’s price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2019, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2020. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD’s, and DVD’s and streaming video.

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

We are using five factories in the People’s Republic of China to manufacture the majority of our karaoke machines. These factories will be producing all of our karaoke products in fiscal 2020. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including national chains, warehouse clubs, department stores, lifestyle merchants, specialty stores, and direct mail catalogs and showrooms. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability. In September, 2017, Toys R US (which accounted for approximately 17.3% of our sales in fiscal 2018) filed for bankruptcy protection and conversion to liquidation in April 2018. Our cash flow and net income in fiscal 2018 were significantly impacted as we recorded a charge to bad debt expense of approximately $3.1 million due to the bankruptcy of which we were able to recover approximately $0.5 million from administrative claims and reversals of credits previously given for returned goods in fiscal 2019. As of June 28, 2019 we are not aware of any customers that are operating under the protection of bankruptcy laws.

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

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2019, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations.

INCREASED RAW MATERIAL/PRODUCTION PRICING

Fluctuation in the price of oil has and will continue to affect the Company in connection with the sourcing and utilizing of petroleum based raw materials and services. We expect to see increased cost in our finished goods during fiscal year 2020 due to the significant increase in the price of oil, increased cost of trans-oceanic shipping and increases in the cost of labor related to regulations instituted in China which impact wages related to the cost of production. These issues are common to all companies in the same type of business and if the Company is not able to negotiate lower costs, reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

IF OUR OUTSTANDING STOCK OPTIONS ARE EXERCISED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2019, there were outstanding stock options to purchase an aggregate of 2,210,000 shares of common stock at exercise prices ranging from $0.03 to $0.55 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.25 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 28, 2019 there were 38,464,753 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of June 28, 2019, we had 38,464,753 shares of common stock issued and outstanding and an aggregate of 2,210,000 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 59,325,247 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding options, may result in a reduction of the book value or market price per share of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to execute our business plan;
●	operating results below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors;
●	changes in government regulations Including tariffs; and
●	period-to-period fluctuations in its financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The annual rental expense for office facilities was approximately $0.2 million for the fiscal year ended March 31, 2019.

We lease approximately 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (original term of 87 months). The annual rental expense for warehouse facilities was approximately $0.5 million for the fiscal year ended March 31, 2019.

We lease a 424 square foot office in Macau. The annual rent expense for this facility was approximately $19,000 for the fiscal year ended March 31, 2019. The rent is fixed at approximately $1,600 per month for the duration of the lease which expires on April 30, 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBX”) under the symbol “SMDM”. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2019 and Fiscal 2018.

FISCAL PERIOD	HIGH	LOW

Fiscal 2019:
First quarter (April 1 - June 30, 2018)	$0.47	$0.33
Second quarter (July 1 - September 30, 2018)	0.44	0.31
Third quarter (October 1 - December 31, 2018)	0.40	0.28
Fourth quarter (January 1 - March 31, 2019)	0.44	0.29

Fiscal 2018:
First quarter (April 1 - June 30, 2017)	$0.59	$0.45
Second quarter (July 1 - September 30, 2017)	0.57	0.43
Third quarter (October 1 - December 31, 2017)	0.50	0.41
Fourth quarter (January 1 - March 31, 2018)	0.56	0.41

As of June 28, 2019, based upon information received from our transfer agent, there were approximately 191 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2019:

ISSUANCE UNDER EQUITY PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE COMPENSATION PLANS (EXCLUDING SECURITIES IN COLUMN (A))
Equity Compensation Plans approved by Security Holders	600,000	$.06	0

Equity Compensation Plans Not approved by Security Holders	1,610,000	$.32	0

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK ISSUANCES

On March 31, 2019, the Company accrued a subscription receivable for 20,000 shares of its common stock to a former director who exercised stock options at an exercise price of $0.11 per share.

On January 24, 2019, the Company issued 60,000 shares of its common stock to a current director who exercised stock options at an average exercise price of $.07 per share.

On August 3, 2018 the Company issued 80,000 shares of its common stock to a former director who exercised stock options at an average exercise price of $.08 per share.

On August 1, 2018, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2019.

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

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2019 (“Fiscal 2019”) were to:

●	maintain our revenues despite the loss of our second largest customer due to bankruptcy by expanding our product lines and customer base;
●	decrease the general and administrative costs to accommodate loss of revenue;
●	decrease ending inventory on hand;
●	improve profitability;

Revenues decreased by approximately $14.3 million or approximately 25% primarily due to the loss of Toys R Us revenue of approximately $10.1 million due to bankruptcy which accounted for approximately 71% of the decrease. While several wholesale customers increased their toy departments to respond to market demand for products previously sold by Toys R Us there were not enough orders placed to make up for the lost revenue. Gross profit margins decreased by approximately 0.5 margin points to 25.3% primarily due to the loss of high yielding gross profit products shipped to Toys R Us. Operating expenses (excluding bad debt expense and recovery) decreased approximately $.3 million in response to the decrease in revenues. Inventory on hand decreased by approximately $2.5 million or approximately 29% primarily due the sales of existing inventory reserved for Toys R Us prior year spring replenishment goods not shipped due to bankruptcy and the sale of existing goods reserved for one major customer that did not purchase holiday quantities forecasted in the prior year. Net Income improved by approximately $.5 million of which approximately $.4 was due to the tax effect from the implementation of the Tax Cut and Jobs Act.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company’s total revenues:

	2019	2018
Total Revenues	100.0%	100.0%
Cost of Sales	74.7%	74.2%
Operating Expenses	23.1%	24.1%
Operating Income	2.2%	1.6%
Other (Expenses), net	-0.6%	-0.5%
Income before Tax provision	1.6%	1.1%
Provision for Income Taxes	0.0%	-0.9%
Net Income	1.6%	0.2%

FISCAL YEAR ENDED MARCH 31, 2019 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2018

NET SALES

Net sales for the year ended March 31, 2019 (“Fiscal 2019”) were approximately $46.5 million. This represents a decrease of approximately $14.3 million as compared to approximately $60.8 million in the fiscal year ended March 31, 2018 (“Fiscal 2018”). The Company lost approximately $10.1 million in sales during Fiscal 2019 due to the bankruptcy of Toys R Us in Fiscal 2018 which accounted for approximately 70% of the decrease. The remaining decrease was primarily due the loss of one holiday promotional item for a major customer.

GROSS PROFIT

Gross profit for Fiscal 2019 was approximately $11.8 million or 25.3% of total revenues compared to approximately $15.7 million or 25.8% of sales for Fiscal 2018, a decrease of approximately $3.9 million as compared to the same period in the prior year. The decrease in net sales as explained above accounted for approximately $3.7 million of the decrease in gross profit, while the remaining $0.2 million was due to a decrease in profit margin.

Gross profit margin for Fiscal 2019 was 25.3% compared to 25.8% for Fiscal 2018, a decrease of 0.5 margin points.There was an increase in gross profit margin of approximately $0.5 million or 0.1 margin points due to cost concessions from manufacturers due to the strengthening of the US Dollar to the Chinese local currency, the Renminbi. This increase in margin points was offset by the loss of approximately $10.1 in sales of high margin yield products to Toys R Us due to bankruptcy.

OPERATING EXPENSES

In fiscal year 2019, our operating expenses decreased from approximately $14.7 million to approximately $10.7 million, a decrease of approximately $4.0 million or 26.9% compared to the same period last year. This decrease was primarily due to a partial recovery of Toys R Us bankruptcy administrative claims and the writeoff of return credits of approximately $0.5 million in Fiscal 2019 as compared to a bad debt expense due to the Toys R Us Bankruptcy of approximately $3.1 million for Fiscal 2018 accounting for approximately $3.6 million (92%) of the decrease in total operating expenses. Selling expenses increased by $0.2 million due to increases in advertising allowance of approximately $0.4 million and discretionary marketing expenses of approximately $0.2 million, which were offset by a reduction in sales commissions and outbound freight costs of approximately $0.4 million due to the sales decrease.

General and administrative expenses decreased approximately $0.6 million from approximately $6.4 million in Fiscal 2018 to approximately $5.8 million in Fiscal 2019. The $0.6 million decrease was due to reductions in travel expenses and stock option awards of approximately $0.3 million, a decrease in licensing fees of approximately $0.1 million on pedestal units as well as an increase in reimbursement from new third party logistics customers of approximately $0.2 million.

INCOME BEFORE INCOME TAX PROVISION

We had income before taxes of approximately $0.8 million in Fiscal 2019 compared to income before taxes of approximately $0.7 million in Fiscal 2018. This increase of approximately $0.1 million was primarily due to partial bankruptcy recovery of Toys R Us bad debt administrative claims and writeoff of return credits of approximately $0.5 million in Fiscal 2019 as compared to a bad debt expense due to the Toys R Us Bankruptcy of approximately $3.1 million for Fiscal 2018 and a decrease in other operating expenses (excluding bad debt expense and recovery) of approximately $0.4 million as explained in Operating Expenses above accounting for approximately $4.0 million of the increase and offset by a decrease in gross profit of approximately $3.9 million due to decreased sales as explained in Net Sales and Gross Profit above.

INCOME TAX PROVISION

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2019 and 2018, we had net deferred tax assets of approximately $0.8 million and approximately $0.9 million, respectively.

In Fiscal 2019 we recognized an income tax provision of approximately $0.2 million compared to an income tax provision of approximately $0.5 million in Fiscal 2018. The Company’s effective tax rate for the fiscal year ended March 31, 2019 was approximately 20.1% as compared to 78.1% for Fiscal 2018 which included changes in the tax rate caused by the enactment of the Tax Cut and Jobs Act (“Tax Act”). The effective tax rate included an additional tax provision relating to the revaluation of our net deferred tax assets. The effective tax rate in Fiscal 2018 excluding the additional tax provision was approximately 28.4%.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had net income of approximately $0.6 million and $0.2 million for Fiscal 2019 and Fiscal 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2019, we had cash on hand of approximately $0.2 million as compared to cash on hand of approximately $0.8 million on March 31, 2018. The decrease of cash on hand of approximately $0.6 million was primarily due to approximately $0.2 million provided by operating activities offset by approximately $0.3 million used for the purchase of fixed assets and approximately $0.5 million used to make payments on a bank term loan.

Cash provided by operating activities in Fiscal 2019 was approximately $0.2 million. There was a decrease in inventory of approximately $2.5 million primarily due to the sale of prior year’s excess inventory purchased for two major customers one of whom (Toys R Us) filed for bankprutcy. There was a decrease in amounts due from related parties decreased by approximately $0.9 million due collections made on related party shipments. There was an increase in accrued expenses of approximately $0.2 million and an increase in reserve for estimated sales returns of approximately $0.2 million. These increases in cash provided by operating activities of approximately $3.9 million were offset by increases in amounts due from PNC Bank for collections in excess of amounts due on the revolving credit facility of approximately $2.2 million, a decrease in accounts payable of approximately $0.8 million related to the decrease in sales requiring less product purchases and an increase in accounts receivable of approximately $0.7 million.

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

Cash used by investing activities for both Fiscal 2019 and Fiscal 2018 was approximately $0.3 million primarily due to the purchase of molds and tooling for new karaoke models.

Cash used in financing activities for Fiscal 2019 and Fiscal 2018 was approximately $0.5 million. In Fiscal 2019 $0.5 million was used for scheduled payments on the bank term note. In June 2017, PNC Bank approved a term note in the amount of $1.0 million the proceeds of which were used to pay down subordinated related party debt. During Fiscal 2018 the Company made scheduled payments of approximately $0.4 million against the term note. The company also made an additional scheduled payment of approximately $0.1 million against the subordinated related party debt from working capital. The company also paid $40,000 in deferred financing fees related to the renewal of the Revolving Facility.

As of March 31, 2019 our working capital was approximately $7.1 million. Our current liabilities of approximately $3.7 million include:

●	Accounts payable of approximately $0.8 million of which approximately $0.4 million were amounts due to product vendors.
●	Current amounts due on bank term note of approximately $0.1 million.
●	Current amounts due to Starlight Marketing Limited (related party) of approximately $0.8 million.
●	Accrued expenses of approximately $1.0 million of which approximately $0.1 million was accrued payroll and approximately $0.6 million was due to customers for advertising and co-op allowances.
●	Reserve for sales returns of approximately $0.9 million – the amount will be satisfied by future purchases or refunds.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve-month period, we plan on financing our working capital needs from:

1) Vendor financing – Some of our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct sales which are expected to account for more than 50% of the total revenues in Fiscal 2020.

2) Line of Credit - The Company now has a Revolving Credit Facility expiring on July 15, 2020. The outstanding loan balance cannot exceed $15.0 million during peak selling season between August 1 and December 31 and is reduced to a maximum of $7.5 million between January 1 and July 31. The Revolving Credit Facility allows the outstanding loan balance to increase to a maximum of $20.0 million (upon bank approval) during peak selling season and Management believes this Revolving Credit Facility is adequate to finance our business during the next fiscal year.

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is MOP $8.08 to U.S. $1.00. While exchange rates have been stable for several years we cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 94% and 89% of net sales in Fiscal 2019 and Fiscal 2018, respectively.

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

In September, 2017, Toys R Us filed for bankruptcy protection and conversion to liquidation in April 2018 and accordingly we recorded a bad debt charge of approximately $3.1 million due to the bankruptcy in Fiscal 2018. During Fiscal 2019, the Company was able to recover approximately $0.5 million from prior year amounts written off as bad debt. The Company received approximately $0.4 million in cash for settlement of administrative claims and also reversed approximately $0.1 nillion in credits previously recorded for returned goods.

RESERVES ON INVENTORIES

The Singing Machine establishes a reserve on inventory based on the expected net realizable value of inventory on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. On March 31, 2019 and 2018 the Company had inventory reserves of approximately $0.3 million.

REVENUE RECOGNITION

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

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods which are included in general and administrative expenses, in-bound freight costs which are included in the cost of goods sold and accrued sales representative commissions which are included in selling expenses in the accompanying condensed consolidated statements of income. The Company disaggregates revenues by major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments.

The Company generally does not allow products to be returned other than return allowance programs for goods returned to the customer for various reasons and accordingly records a sales return reserve based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $0.9 million and $0.7 million as of March 31, 2019 and March 31, 2018, respectively

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

The new standard is effective for us on April 1, 2019. We will adopt the new standard on its effective date. A modified retrospective approach is required, applying the new standard to all leases existing at the date of initial application. We chose the effective date as the date of initial application.

Upon adoption of this leasing standard we anticipate recognizing an ROU asset and lease liability of approximately $1.2 million with an immaterial impact on our consolidated statement of income. We also anticipate providing significant new disclosures about our leasing activities upon adoption.

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

(c) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended March 31, 2019, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2019.

Directors and Executive Officers

For Fiscal Year Ended March 31, 2019

Name	Age	Position

Gary Atkinson	37	CEO
Bernardo Melo	42	VP Global Sales and Marketing
Lionel Marquis	66	CFO
Phillip Lau	71	Chairman
Harvey Judkowitz	74	Director
Joseph Kling	89	Director
Peter Hon	78	Director
Yat Tung Lau	40	Director

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

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Since taking over as Chief Executive Officer, Gary has led the Company to seven consecutive years of profitability and growth in sales. Mr. Atkinson is a licensed attorney in the State of Florida and Georgia. He graduated from the University of Rochester with a Bachelors Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

Bernardo Melo has been with the Company since February 2003 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Walmart. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 14 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 24 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), US Plastic Lumber Corp., Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant University with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Philip Lau joined the Company’s board of directors on February 15, 2015 and was appointed as Chairman of the Company’s Board of Directors. Mr. Lau served as Chairman and Managing Director of the Starlight Group of companies since September of 1989. Mr. Lau has over 47 years of management experience in the consumer electronics industry and is a director in a number of Starlight group companies.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on February 5, 2019.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2019 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2019	$150,000	$-	$-	$-	$-	$-	$-	$150,000
Chief Executive Officer	2018	$126,923	$54,984	$-	$41,648	$-	$-	$-	$223,555

Lionel Marquis	2019	$142,592	$-	$-	$-	$-	$-	$-	$142,592
Chief Financial Officer	2018	$132,769	$33,262	$-	$20,824	$-	$-	$-	$186,855

Bernardo Melo	2019	$157,200	$110,747	$-	$-	$-	$-	$-	$267,947
VP Global Sales & Marketing	2018	$157,200	$213,578	$-	$83,296	$-	$-	$-	$454,074

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Mr. Atkinson does not have an employment contract with the Company and had an annual salary of $150,000 for the fiscal year ended March 31, 2019.

Mr. Marquis does not have an employment contract with the Company and had an annual salary of $143,000 for the fiscal year ended March 31, 2019. Effective June 1, 2019 Mr. Marquis’ annual base salary increased to $150,000.

Mr. Melo does not have an employment contract with the Company and had an annual salary of $157,200 for the fiscal years ended March 31, 2019 and 2018.

As of June 28, 2019, the Company did not have any employment contracts with any of its employees. However, on January 3, 2014, the Company entered into agreements with the three executive officers named above that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

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

OPTION GRANTS IN FISCAL 2019

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under our Year 2001 Stock Option Plan as well as other stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31, 2019:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	150,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	50,000	-	N/A	0.24	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.47	5/3/2027	N/A	N/A	N/A	N/A

Lionel Marquis, CFO - Year 2001 Stock Option Plan	120,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	15,000	-	N/A	0.24	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	50,000	-	N/A	0.47	5/3/2027	N/A	N/A	N/A	N/A

Bernardo Melo, VP Sales - Year 2001 Stock Option Plan	200,000	-	N/A	0.06	10/29/2020	N/A	N/A	N/A	N/A
- Other stock option awards	250,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	25,000	-	N/A	0.17	6/30/2025	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.32	8/10/2026	N/A	N/A	N/A	N/A
- Other stock option awards	200,000	-	N/A	0.47	5/3/2027	N/A	N/A	N/A	N/A

CHIEF EXECUTIVE PAY RATIO DISCLOSURE

The Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the chief executive officer to the median employee’s total annual compensation. Mr. Atkinson’s total compensation as reported in the Executive Summary Compensation Table is compared to the median employee’s total compensation as reflected in the ratio table below. The median employee was determined using the quarterly average number of active full-time employees and a subcontractor for the fiscal year ended March 31, 2019 excluding Mr. Atkinson. All wages, cash bonuses, contractor payments, and fair market value of stock option awards granted to each employee (excluding Mr. Atkinson) were included in determining the median employee’s total compensation. The table below presents the ratio of Mr. Atkinson’s total annual compensation to the median employee’s total annual compensation.

Mr. Atkinson’s total annual compensation	$150,000

Median employee’s total annual compensation	$59,462

Ratio of Chief Executive Officer to median emloyee	2.5 : 1

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2019.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Peter Hon	$750	$2,500	$7,639	$-	$-	$-	$10,889

Harvey Judkowitz	$10,250	$2,500	$7,639	$-	$-	$-	$20,389

Phillip Lau	$750	$2,500	$7,639	$-	$-	$-	$10,889

Yat Tung Lau	$-	$2,500	$7,639	$-	$-	$-	$10,139

Joseph Kling	$10,250	$2,500	$9,371	$-	$-	$-	$22,121

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2019 the aggregate number of stock awards held by Messrs. Judkowitz and Kling is 343,759 and 9,090, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Philip Lau is 48,364, 37,947 and 9,090, respectively.

(2) As of March 31, 2019 the aggregate number of Company stock options held by Messrs. Judkowitz and Kling is 140,000 and 40,000, respectively and Messrs. Hon, Yat Tung Lau and Philip Lau is 60,000, 40,000 and 40,000 respectively.

During Fiscal 2019, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our five non-employee directors during Fiscal 2019 were Messrs. Judkowitz, Hon, Kling, Yat Tung Lau and Philip Lau.

During Fiscal 2019, we have utilized the following compensation policy for our directors:

●	An initial grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of joining the board. The options will vest in one year and expire in ten years while they are board members or the lesser of five years or remaining life of the stock option once they are no longer board members.

●	An annual cash payment of $7,500 will be made for each completed full year of service or prorated for a partial year. The payment will be made on or before March 31.

●	An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the Annual Stockholder Meeting. The actual grant will be made on or before March 31.

●	An annual grant of 20,000 Singing Machine stock options with an exercise price determined as the closing price on the day of the Annual Stockholder Meeting. If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

●	Independent board members will receive a $500 fee for each board meeting and annual meeting they attend. Committee meetings and telephone board meetings will be compensated with a $250 fee.

●	All expenses will be reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2019, we had granted 940,000 options under the Year 2001 Plan 180,000 of which had expired, 160,000 which had been exercised and 600,000 of which remained outstanding and fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2019 and 2018 totaled approximately $70,000 and $52,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 28, 2019 (the “record date”), certain information concerning beneficial ownership of our common stock by:

●	all directors and former directors of the Singing Machine,
●	all named executive officers of the Singing Machine; and
●	persons known to own more than 5% of our common stock.

Security ownership is based on 38,464,753 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of June 28, 2019 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of June 28, 2019
Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson (1)	459,481	1.2%
Lionel Marquis (1)	285,000	*
Bernardo Melo (1)	863,916	2.2%
Philip Lau (1)	49,090	*
Harvey Judkowitz (1)	483,759	1.2%
Joseph Kling (1)	49,090	*
Yat Tung Lau (1)	77,947	*
Peter Hon (1)	108,364	*
Officers & Directors as a Group (8 persons)	2,376,647	6.2%

Security Ownership of Certain Beneficial Owners:
Sinostar (2)	19,623,155	51.0%
koncepts International Ltd.	18,682,679	48.6%
Treasure Green Holdings Ltd. (3)	940,476	2.4%
Arts Electronics Ltd. (4)	3,745,917	9.7%
Gentle Boss Investments Ltd (5)	2,100,000	5.5%

* Less than 1%

Total Shares of Common Stock as of June 28, 2019	38,464,753
Stock Options Exercisable within 60 days of June 28, 2019	2,210,000

Total	40,674,753

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2001 Stock Option Plan, which will be vested and exercisable within 60 days of the record date: 420,000 options held by Gary Atkinson, 775,000 options held by Bernardo Melo, 285,000 options held by Lionel Marquis, 140,000 options held by Harvey Judkowitz, 40,000 options held by Joseph Kling, 60,000 options held by Peter Hon, 40,000 held by Yat Tung Lau and 40,000 held by Philip Lau.

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

(4) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(5) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DUE TO/FROM RELATED PARTIES

On March 31, 2019 and 2018, the Company had approximately $0.3 million and $1.2 million, respectively due from related parties for goods and services sold these companies.

In connection with the renewal of the Revolving Credit Facility on June 22, 2017, the amount due of approximately $1.9 million to Starlight Marketing Development, Ltd. (“Starlight Debt”) remained subordinated however, PNC Bank authorized a two-year term note in the amount of $1.0 million the proceeds of which were to be used to pay down a portion of the Starlight Debt leaving a balance due on the Starlight Debt of approximately $0.8 million. The term note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note is payable in quarterly installments of $125,000 plus accrued interest. Provision has also been made to allow repayment of the remaining approximately $0.8 million in quarterly installments of $123,000 including interest accrued at 6% per annum commencing August 1, 2017 provided liquidity tests as defined in the original agreement are met. Due to liquidity issues caused by the bankruptcy of our second largest customer, the company was only able to make one scheduled payment on the Starlight Debt during the prior fiscal year. The remaining Starlight Debt of approximately $0.8 million has been classified as current in the accompanying consolidated balance sheet as the Company intends to pay the remaining balance over the next twelve months.

TRADE

During Fiscal 2019 and 2018 the Company paid approximately $0.4 million and $0.3 million, respectively to Starlight Electronics Company, Ltd (“SLE”) as reimbursement for engineering quality control and other administrative services performed on our behalf in China. During Fiscal 2019 and 2018 the Company paid non-recurring engineering fees to SLE of approximately $21,000 and $43,000, respectively. These expense reimbursements were included in general and administrative expenses on our consolidated statements of income.

During Fiscal 2019 and 2018 the Company sold approximately $1.2 million and $1.5 million, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for Fiscal 2019 and 2018 was 30.1% and 21.8%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2019 and 2018 the Company sold approximately $0.4 million and $0.6 million, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 22.5% and 24.6%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

In Fiscal 2019 and 2018 the Company paid approximately $0.1 million and $0.2 million, respectively to Merrygain Holding Company, Ltd. (a related party subsidiary) for storage fees and other services provided to the Company by this subsidiary. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent registered public accounting firms for professional services rendered for Fiscal 2019 and Fiscal 2018:

Fee Category	Fiscal 2019	Fiscal 2018

Audit Fees	$104,276	$109,090
All Other Fees	20,821	21,005

Total Fees	$125,097	$130,095

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2019 and 2018.

Consolidated Statements of Income—Years ended March 31, 2019 and 2018.

Consolidated Statements of Cash Flows—Years ended March 31, 2019 and 2018.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2019 and 2018.

2. Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000 filed with the SEC on November 14, 2000).

3.3	Certificates of Correction filed with the Delaware Secretary of State on March 29 and 30, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998 (incorporated by reference to Exhibit 3.11 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.4	Amended By-Laws of the Singing Machine Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine’s Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

4.1	Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3. of the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000). File No. 333-57722)

10.1	Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 28, 2001, File No. 333-59684).

10.2	Year 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Singing Machine’s registration statement on Form S-8 filed with the SEC on September 13, 2002, File No. 333-99543).

10.3	Securities Purchase Agreement dated February 21, 2006, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.4	Registration Rights Agreement dated February 21, 2006, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.5	One Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.6	Three Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.7	Four Year Stock Purchase Warrant of The Singing Machine Company, Inc. dated February 21, 2006. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2006)

10.8	Lease for Lakeside Plaza executive offices dated July 31, 2011 by and between The Singing Machine Company, Inc. and Lakeside IV, LLC.*

10.9	Lease for Ontario, CA warehouse dated January 31, 2013 by and between The Singing Machine Company, Inc. and Majestic-CCCIV Partners.*

10.10	Executive Change of Control Agreement dated January 3, 2014 by and between The Singing Machine Company, Inc. and Gary Atkinson, Bernardo Melo, and Lionel Marquis.*

10.11	PNC Revolving Credit and Security Agreement, dated July 14, 2014 by and between The Singing Machine Company, Inc. and PNC Bank (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on July 16, 2014)

10.12	Promissory Note dated July 14, 2014 by and between The Singing Machine Company, Inc. and Ram Light Management Ltd. (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on July 16, 2014).

10.13	Second Amendment to Revolving Credit and Security Agreement with PNC Bank, dated June 22, 2017.*

31.1	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31 2019 and 2018; (ii) Consolidated Statements of Operations for the two years ended March 31, 2019 and 2018; (iii) Consolidated Statements of Cash Flows for the two years ended March 31, 2019 and 2018; (iv) Consolidated Statements of Shareholders’ Equity for the two years ended March 31, 2019 and 2018 and (v) Notes to the Consolidated Financial Statements.

* Filed herewith

+ Compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: July 1, 2019	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	July 1, 2019
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	July 1, 2019
Lionel Marquis	(Principal Financial Officer)

/s/ PHILIP LAU	Chairman	July 1, 2019
Philip Lau

/s/ HARVEY JUDKOWITZ	Director	July 1, 2019
Harvey Judkowitz

/s/ Joseph KLING	Director	July 1, 2019
Joseph Kling

/s/ YAT TUNG LAU	Director	July 1, 2019
Yat Tung Lau

/s/ peter hon	Director	July 1, 2019
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Fort Lauderdale, Florida

July 1, 2019

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018

Assets
Current Assets
Cash	$211,408	$813,908
Accounts receivable, net of allowances of $51,096 and $82,102, respectively	1,769,404	1,066,839
Due from PNC Bank	2,236,779	6,212
Accounts receivable related party - Starlight Consumer Electronics USA, Inc.	-	7,054
Accounts receivable related party - Winglight Pacific, Ltd	288,941	1,150,104
Inventories, net	6,024,311	8,536,934
Prepaid expenses and other current assets	274,278	137,970
Deferred financing costs	13,333	13,333
Total Current Assets	10,818,454	11,732,354

Property and equipment, net	522,910	450,305
Deferred financing costs, net of current portion	3,333	16,667
Deferred tax assets	758,366	937,137
Other non-current assets	90,082	11,523
Total Assets	$12,193,145	$13,147,986

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$842,708	$1,614,748
Accrued expenses	950,773	701,932
Current portion of bank term note payable	125,000	500,000
Due to related party - Starlight Electronics Co., Ltd	-	210,756
Due to related party - Starlight R&D, Ltd.	-	113,116
Due to related party - Merrygain Holding Co., Ltd.	-	89,803
Refunds due to customers	31,075	445,484
Reserve for sales returns	896,154	726,000
Current portion of capital leases	14,414	-
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	815,367	689,792
Total Current Liabilities	3,675,491	5,091,631

Bank term note payable, net of current portion	-	125,000
Capital leases, net of current portion	17,499	-
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	-	125,575
Total Liabilities	3,692,990	5,342,206

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,464,753 and 38,282,028 shares issued and outstanding, respectively	384,648	382,820
Additional paid-in capital	19,687,263	19,624,063
Subscriptions receivable - related party	(2,200)	-
Accumulated deficit	(11,569,556)	(12,201,103)
Total Shareholders’ Equity	8,500,155	7,805,780
Total Liabilities and Shareholders’ Equity	$12,193,145	$13,147,986

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2019	March 31, 2018

Net Sales	$46,482,998	$60,808,050

Cost of Goods Sold	34,709,799	45,135,272

Gross Profit	11,773,199	15,672,778

Operating Expenses
Selling expenses	5,117,235	4,875,238
General and administrative expenses	5,790,019	6,371,541
Bad debt (recovery) expense	(442,671)	3,203,677
Depreciation	259,662	219,968
Total Operating Expenses	10,724,245	14,670,424

Income from Operations	1,048,954	1,002,354

Other Expenses
Interest expense	(244,593)	(273,385)
Finance costs	(13,334)	(31,606)
Total Other Expenses	(257,927)	(304,991)

Income Before Income Tax Provision	791,027	697,363

Income Tax Provision	(159,480)	(544,877)

Net Income	$631,547	$152,486

Net Income per Common Share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Weighted Average Common and Common Equivalent Shares:
Basic	38,360,883	38,274,432
Diluted	39,244,250	39,553,649

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities
Net Income	$631,547	$152,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	259,662	219,968
Amortization of deferred financing costs	13,334	31,606
Change in inventory reserve	(26,000)	(420,000)
Change in allowance for bad debts	(31,006)	(50,481)
Stock based compensation	52,428	211,503
Change in net deferred tax assets	178,771	542,072
Changes in operating assets and liabilities:
Accounts receivable	(671,559)	639,160
Due from PNC Bank	(2,230,567)	236,647
Accounts receivable - related parties	868,217	(1,157,158)
Inventories	2,538,623	(2,314,288)
Prepaid expenses and other current assets	(136,308)	(56,692)
Other non-current assets	(78,559)	-
Accounts payable	(772,040)	232,878
Accrued expenses	248,841	75,601
Due to related parties	(413,675)	413,675
Refunds due to customers	(414,409)	407,024
Reserve for sales returns	170,154	126,000
Net cash provided by (used in) operating activities	187,454	(709,999)
Cash flows from investing activities
Purchase of property and equipment	(288,741)	(257,468)
Net cash used in investing activities	(288,741)	(257,468)

Cash flows from financing activities
Proceeds from bank term note	-	1,000,000
Payment of bank term note	(500,000)	(375,000)
Proceeds from exercise of stock options	10,400	-
Payment of deferred financing costs	-	(40,000)
Payment on subordinated debt - related party	-	(1,109,064)
Payments on capital leases	(11,613)	-
Net cash used in financing activities	(501,213)	(524,064)
Net change in cash	(602,500)	(1,491,531)

Cash at beginning of year	813,908	2,305,439
Cash at end of year	$211,408	$813,908

Supplemental disclosures of cash flow information:
Cash paid for interest	$230,342	$301,748
Cash paid for income taxes	$-	$30,000
Equipment purchased under capital lease	$43,526	$-

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at March 31, 2017	-	$-	38,259,303	$382,593	$19,412,787	$-	$(12,353,589)	$7,441,791

Net Income							152,486	152,486
Employee compensation-stock option					199,003			199,003
Director Fees			22,725	227	12,273			12,500

Balance at March 31, 2018	-	-	38,282,028	382,820	19,624,063	-	(12,201,103)	7,805,780

Net Income							631,547	631,547
Employee compensation-stock option					39,928			39,928
Exercise of stock options			160,000	1,600	11,000	(2,200)		10,400
Director Fees			22,725	228	12,272			12,500

Balance at March 31, 2019	-	$-	38,464,753	$384,648	$19,687,263	$(2,200)	$(11,569,556)	$8,500,155

See notes to the consolidated financial statements

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

China Sinostar Group Company Limited (“Sinostar”), through its wholly owned subsidiary koncepts International Limited (“koncepts”), is a major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2019. Sinostar is a company whose principal activities include designing, manufacturing and selling electronic products through its various subsidiaries. Sinostar’s products include television sets, consumer karaoke audio equipment and DVD products. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Sinostar, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others (Sinostar and its subsidiaries collectively referred to herein as the “Sinostar Group” or “Sinostar”). The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), a wholly owned subsidiary of Sinostar, owning approximately 2% of our common stock. In total, the Sinostar Group owns approximately 51% of the Company’s shares of common stock. In July 2014, under a restructuring arrangement, Star Light Electronics Company Ltd was separated from the Sinostar Group and is partly and indirectly held by our Chairman, Philip Lau.

NOTE 2 - LIQUIDITY

The Company reported net income of approximately $0.6 million for the fiscal year ended March 31, 2019 as compared to net income of approximately $0.2 million for the fiscal year ended March 31, 2018. During Fiscal 2019 we were able to sell excess inventory on hand of approximately $2.5 million at the end of last fiscal year purchased for two major customers, one of whom was Toys R Us where we could not ship inventory due to bankruptcy and the other was another major customer that did not order all of the inventory it previously committed to. In addition, we recovered approximately $0.5 million from Toys R Us administrative claims as well as the writeoff of credits prioviously issued for returned goods. The Company has adequate cash on hand and cash available on its revolving credit facility to meet all obligations during this off-peak season. Management is confident that the availability of cash from our revolving credit facility and significant efforts to maintain current inventory levels during the next year will be adequate to meet the company’s liquidity requirements for the next twelve months.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at March 31, 2019 and March 31, 2018 are approximately $0.2 million and $0.1 million, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs (See ADOPTION OF NEW ACCOUNTING STANDARDS). As of March 31, 2019 and March 31, 2018 the estimated amounts for these future inventory returns were approximately $0.6 million and $0.4 million, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of March 31, 2019 and March 31, 2018 the Company had inventory reserves of approximately $0.3 million for estimated excess and obsolete inventory.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, refunds due to customers, and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the bank term note payable, the subordinated debt to Starlight Marketing Development, Ltd. (related party) and capital leases approximate fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

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

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods which are included in general and administrative expenses, in-bound freight costs which are included in the cost of goods sold and accrued sales representative commissions which are included in selling expenses in the accompanying consolidated statements of income. The Company disaggregates revenues by major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 11).

The Company generally does not allow products to be returned other than return allowance programs for goods returned to the customer for various reasons and accordingly records a sales return reserve based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $0.9 million and $0.7 million as of March 31, 2019 and March 31, 2018, respectively.

During fiscal 2019 and 2018 revenue was derived from four different major product lines which consisted in total of over 35 different models. Disaggregated approximate revenue from these product lines consisted of the following:

Revenue by Product Line
	Fiscal Years Ended
Product Line	March 31, 2019	March 31, 2018

Classic Karaoke Machines	$25,100,000	$38,800,000
Download Karaoke Machines	13,000,000	14,100,000
SMC Kids Toys	4,200,000	4,600,000
Music and Accessories	4,200,000	3,300,000

Total Net Sales	$46,500,000	$60,800,000

SHIPPING AND HANDLING COSTS

Shipping and handling costs are performed by both the Company and third party logistics companies. Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. These expenses are classified as a component of selling expenses in the accompanying consolidated statements of income.

STOCK-BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2019 and 2018 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2019 and 2018, the stock option expense was approximately $0.1 million and $0.2 million, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the year ended March 31, 2019: expected dividend yield 0%, risk-free interest rate of 2.08%, volatility of 216.33% and expected term of three years.

●	For the year ended March 31, 2018: expected dividend yield 0%, risk-free interest rate of between 1.08% and 1.24%, volatility between 112.26% and 121.79% and expected term of three years.

The Company’s directors were issued shares of stock as compensation for their service. For the years ended March 31, 2019 and 2018, the stock compensation expense to directors was $12,500.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the fiscal years ended March 31, 2019 and 2018 was approximately $3.0 million and $2.3 million, respectively. As of March 31, 2019 and March 31, 2018, there was an accrual for cooperative advertising allowances of approximately $0.6 million and $0.1 million, respectively. These amounts were a component of accrued expenses in the consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the consolidated statements of income. For the years ended March 31, 2019 and 2018, these amounts totaled approximately $0.1 million and $0.2 million, respectively.

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

The Company recognizes liabilities for uncertain tax positions in accordance with ASC 740 . An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of March 31, 2019, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

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

The Company adopted ASC 606 on April 1, 2018 using the full retrospective approach with the application of the standard reflected in the prior year reporting period. After examining the Company’s performance obligations in its contracts, it was determined that there was no effect to the company’s retained earnings or net income during the periods reported. Management determined that most of the Company’s customers (other than distributors) have “customer acceptance rights” in that customers are allowed to return defective goods within a specified period after shipment (generally between 6 and 9 months) after goods have been shipped. Prior to adoption of ASC 606, the Company recognized a liability for the estimated net amount of sales less the estimated net realizable value of expected returned goods at the time of sale. The liability for estimated return goods was approximately $0.2 million at March 31, 2018 and was reported in warranty provisions on the consolidated balance sheet. The adoption of ASC 606 required that the net realizable value of estimated return goods be disaggregated from estimated sales return reserves and reported as a current asset and the amount of estimated sales amount to be credited to customers be recognized in current liabilities on the consolidated balance sheet. As a result of the adoption of ASC 606 the net realizable value of estimated returned goods of approximately $0.5 million was reclassified to inventory on April 1, 2018 on the condensed consolidated balance sheet. Estimated sales amounts to be credited to customers due to inventory warranty and allowance programs of approximately $0.7 million was reported in reserve for sales returns on the consolidated balance sheet on April 1, 2018. (Refer to Note 5 - INVENTORY and Note 15 - RESERVE FOR SALES RETURNS)

The Singing Machine Company, Inc. and Subsidiaries

	As reported at	ASC 606	Under ASC 606
	March 31, 2018	Adjustment	March 31, 2018
CONSOLIDATED BALANCE SHEET - MARCH 31, 2018
Assets
Current Assets
Inventories, net	$8,057,774	$479,160	$8,536,934
Liabilities
Current Liabilities
Reserve for sales returns	$-	$726,000	$726,000
Warranty provisions	$246,840	$(246,840)	$-

	As reported at	ASC 606	Under ASC 606
	March 31, 2018	Adjustment	March 31, 2018
CONSOLIDATED STATEMENT OF CASH FLOWS - March 31, 2018
Cash flows from operating activities:
Inventories	$(2,211,428)	$(102,860)	$(2,314,288)
Reserve for sales returns	$-	$126,000	$126,000
Warranty provisions	$23,140	$(23,140)	$-

RECENT ACCOUNTING PRONOUNCEMENTS:

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

The new standard is effective for us on April 1, 2019. A modified retrospective approach is required, applying the new standard to all leases existing at the date of initial application. We chose the effective date as the date of initial application.

Upon adoption of this leasing standard we anticipate recognizing an ROU asset and lease liability of approximately $1.2 million with an immaterial impact on our consolidated statement of income. We also anticipate providing significant new disclosures about our leasing activities upon adoption.

NOTE 4 – SIGNIFICANT AGREEMENT

On January 29, 2019, the Company signed a three-year worldwide licensing agreement with CBS (NYSE: CBS) for the CARPOOL KARAOKE program series which was amendend on March 18, 2019. Under the terms of the Agreement, Singing Machine will be launching a range of consumer products worldwide designed for use within vehicles under the CARPOOL KARAOKE license. The license agreement began December 1, 2018 and continues through September 30, 2022. The license requires a minimum royalty guaranty of $650,000 over the life of the contract. In the first year there is a $250,000 minimum royalty guarantee paid in advance with a $50,000 payment made at the execution of the contract, and a second payment of $200,000 paid on June 1, 2019. In the second and third years of the agreement, minimum royalty payments of $200,000 for each year are to be paid in advance on or before June 1, 2021 and June 1, 2022. Royalty payments will be calculated at 9% of net sales up to the first 150,000 units; and 10% of net sales 150,001 units thereafter and are payable on a quarterly basis beginning September 30, 2019. The initial payment of $50,000 paid in March, 2019 was recorded in prepaid and other current assets in the accompanying consolidated balance sheets.

NOTE 5 – INVENTORIES, NET

Inventories are comprised of the following components:

	March 31, 2019	March 31, 2018

Finished Goods	$5,679,245	$8,238,227
Inventory in Transit	-	99,547
Estimated Cost of Future Returns	599,066	479,160
Subtotal	6,278,311	8,816,934
Less: Inventory Reserve	254,000	280,000

Total Inventories	$6,024,311	$8,536,934

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	MARCH 31, 2019	MARCH 31, 2018

Computer and office equipment	5 years	$140,575	$286,928
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	209,419	238,471
Molds and tooling	3-5 years	1,466,837	2,788,905
		1,915,241	3,412,714
Less: Accumulated depreciation		1,392,331	2,962,409
		$522,910	$450,305

Depreciation expense for fiscal years ended 2019 and 2018 was approximately $0.3 million and $0.2 million, respectively.

During fiscal 2019 we disposed of approximately $1.8 million of fully depreciated assets consisting primarily of molds and tooling for obsolete products no longer in production.

NOTE 7 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15.0 million during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5.0 million of availability during peak selling season if required) and is reduced to a maximum of $7.5 million between January 1 and July 31. At March 31, 2019 and March 31, 2018, there was no amounts due on the Revolving Credit Facility. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

●	Up to 85% of the company’s eligible domestic and Canadian accounts receivable and up to 90% of eligible foreign credit insured accounts aged less than 60 days past due (not to exceed 90 days from invoice date, cross aged on the basis of 50% or more past due with certain specific accounts qualifying for up to 120 days from invoice date not to exceed 30 days from the due date; plus
●	Up to the lesser of (a) 60% of the cost of eligible inventory or (b) 85% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus
●	Applicable reserves including a dilution reserve equal to 100% of the Company’s advertising and return accrual reserves. Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Credit Facility includes the following sub-limits:

●	Letters of Credit to be issued limited to $3.0 million.
●	Inventory availability limited to $5.0 million.
●	$0.5 million eligible in-transit inventory sublimit within the $5.0 million total inventory.
●	Mandatory pay-down to $1.0 million (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility must comply with the following quarterly financial covenants to avoid default:

●	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.
●	Capital expenditures limited to approximately $0.4 million per year.

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

As of March 31, 2019 the Company was in compliance with all covenants.

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During both fiscal years ended March 31, 2019 and 2018 the Company incurred interest expense of approximately $0.2 million on amounts borrowed against the Revolving Credit Facility.

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

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1.0 million the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1.9 million in June 2017. The Term Note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The Term Note is payable in quarterly installments of $125,000 plus accrued interest with the first installment paid on August 1, 2017. At March 31, 2019 and March 31, 2018, the outstanding balance on the Term Note was approximately $0.1 million and $0.6 million, respectively. During the years ended March 31, 2019 and 2018 the Company incurred interest expense of approximately $22,000 and $23,000, respectively.

Subordinated Debt

The subordination agreement has been amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision has also been made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum which commenced September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. The installment payment of $123,000 due on December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019 were not made due to the Company’s inability to meet the Conditions to the Installment Payment. During the years ended March 31, 2019 and 2018 the Company accrued interest expense of approximately $21,000 and $37,000, respectively on the related party subordinated debt.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

As of June 28, 2019 management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

OPERATING LEASES

The Company has operating lease agreements for office and warehouse facilities in Fort Lauderdale, Florida; Ontario, California; and Macau, China expiring at varying dates. Rent expense for both years ended March 31, 2019 and 2018 was approximately $0.7 million. In addition, the Company maintains various warehouse equipment and office equipment operating leases. Future minimum lease payments under property and equipment leases with terms exceeding one year as of March 31, 2019 are as follows:

Operating Leases
For fiscal year ending March 31,
2020	$651,000
2021	348,000
2022	116,000
2023	118,000
2024 and beyond	121,000
$1,354,000

NOTE 9 – SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2019 and 2018 the Company issued the following common stock shares:

Fiscal 2019:

On March 31, 2019, the Company accrued a subscription receivable for 20,000 shares of its common stock to a former director who exercised stock options at an exercise price of $0.11 per share. The Company received payment of $2,200 in May 2019.

On January 24, 2019, the Company issued 60,000 shares of its common stock to a current director who exercised stock options at an average exercise price of $.07 per share. The Company received payment of $4,000 in January 2019.

On August 3, 2018 the Company issued 80,000 shares of its common stock to a former director who exercised stock options at an average exercise price of $.08 per share. The Company received payment of $6,400 in January 2019.

On August 1, 2018, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2019. The value of this issuance was $12,500.

Fiscal 2018:

On August 1, 2017, the Company issued 22,725 shares of its common stock to our Board of Directors at $0.55 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2018. The value of this issuance was $12,500.

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

As of March 31, 2019 there were common stock equivalents to purchase 2,210,000 shares of common stock, 1,630,000 of which were included in the computation of diluted earnings per share. For the fiscal year ended March 31, 2018 there were common stock equivalents to purchase 2,330,000 shares of common stock of which 1,850,000 were included in the computation of diluted earnings per share.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2018, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2019 or 2018.

A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2019		Fiscal 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of year	2,330,000	$0.22	1,970,000	$0.16
Granted	100,000	$0.55	480,000	$0.49
Exercised	(160,000)	$0.08	-	$-
Forfeited	(60,000)	$0.11	(120,000)	$0.45
Balance at end of year *	2,210,000	$0.25	2,330,000	$0.22

Options exercisable at end of year	2,110,000	$0.23	1,850,000	$0.15

The following table summarizes information about employee stock options outstanding at March 31, 2019:

Range of Exercise Price	Number Outstanding at March 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2019	Weighted Average Exercise Price
$0.03 - $0.33	1,630,000	3.8	$0.16	1,630,000	$0.16
$0.45 - $0.55	580,000	8.4	$0.55	480,000	$0.49
*	2,210,000			2,110,000

* Total number of options outstanding as of March 31, 2019 includes 460,000 options issued to five current and two former directors as compensation and 1,150,000 options issue to key employees that were not issued from the Plan.

NOTE 10 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau, China. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2019 and 2018, the Macau Subsidiary recorded no tax provision.

The U.S. Federal net operating loss carryforward is subject to an IRS Section 382 limitation. As of March 31, 2019 and 2018, the Company had net deferred tax assets of approximately $0.8 million and $0.9 million, respectively. For the fiscal year ended March 31, 2019 we determined our effective tax rate to be approximately 20.1% and we recorded a tax provision of approximately $0.2 million On December 22, 2017 the Tax Cut and Jobs Act was enacted which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Cut and Jobs Act we determined our blended rate for the fiscal year ending March 31, 2018 was approximately 28.4% and we recorded a tax provision of approximately $0.2 million. Upon completion of our analysis for all of the tax effects of the Tax Cut and Jobs Act we recognized an additional tax provision of approximately $0.3 million at March 31, 2018 primarily related to the revaluation of our net deferred tax assets.

The income tax provision (benefit) for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components for 2019 and 2018:

	2019	2018
Income tax provision (benefit):
Current:
Federal	$(19,289)	$-
State	-	-

Total current Federal and State tax provision (benefit)	(19,289)	-

Deferred:
Federal	159,881	587,995
State	18,888	(43,118)

Total Deferred Federal and State provision (benefit)	178,769	544,877

Total income tax provision (benefit)	$159,480	$544,877

The United States and foreign components of income before income taxes are as follows:

	2019	2018

United States	$607,652	$469,182
Foreign	183,375	228,181
	$791,027	$697,363

The actual tax provision differs from the “expected” tax expense for the years ended March 31, 2019 and 2018 (computed by applying the U.S. Federal Corporate tax rate of 21 percent to income before taxes) as follows:

	2019	2018

Expected tax expense	$166,506	$212,657
State income taxes, net of Federal income tax benefit	13,478	10,341
Permanent differences	8,282	12,716
Deemed Dividend	20,813	70,267
Change in income tax rate	-	346,062
Tax rate differential on foreign earnings	(20,813)	(70,267)
Other	(28,786)	(36,899)
Actual tax provision	$159,480	$544,877

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets:
Federal net operating loss carryforward	$236,476	$263,231
State net operating loss carryforward	272,758	289,584
AMT credit carryforward	19,289	92,723
Inventory differences	176,967	190,327
Allowance for doubtful accounts	11,599	18,462
Reserve for sales returns	67,439	55,505
Stock option compensation expense	109,464	104,676
Stock warrants	23,018	22,802
Accrued expenses	7,944	7,215
Total deferred tax assets	924,954	1,044,525
Deferred tax liabilities:
Depreciation	(108,706)	(76,364)
Prepaid expenses	(57,882)	(31,024)
Net deferred tax assets	$758,366	$937,137

The company performed an analysis in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. As of March 31, 2019 the analysis indicated that it is more likely than not that the deferred tax assets recorded will be realized.

At March 31, 2019, the Company has federal tax net operating loss carryforwards in the amount of approximately $1.1 million that begin to expire in the year 2025. The net operating loss carryforward is subject to an IRS Section 382 limitation. There is approximately $0.2 million per year available to use beginning in Fiscal 2019. In addition, the Company has state tax net operating loss carryforwards in the amount of approximately $5.2 million that will begin to expire beginning in 2024.

The Company is no longer subject to income tax examinations for fiscal years before 2016.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one segment. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31, 2019	March 31, 2018

North America	$42,419,351	$56,537,688
Europe	3,723,913	4,080,249
Asia	-	93,500
Australia	286,979	-
South Africa	44,201	96,613
Others	8,554	-
	$46,482,998	$60,808,050

The geographic area of sales is based primarily on where the product was delivered.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the years ended March 31, 2019 and 2018 totaled approximately $70,000 and $52,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Income. The Company does not provide any post-employment benefits to retirees.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At March 31, 2019, 62% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2018, 75% of accounts receivable were due from two customers in North America.

Revenues derived from five largest customers in 2019 and 2018 were 86% and 80% of net sales, respectively. Revenues derived from top three customers in 2019 and 2018 as percentage of the net sales were 39%, 14% and 13% and 34%, 17% and 11%, respectively. The loss of any of these customers could have an adverse impact on the Company. In September, 2017, Toys R US (which accounted for approximately 17.3% of our sales in fiscal 2018) filed for bankruptcy protection and conversion to liquidation in April 2018. While revenue was not significantly impacted during fiscal 2018, cash flow was significantly impacted as we recorded charge to bad debt expense of approximately $3.1 million due to the bankruptcy.

Net sales derived from the Macau Subsidiary aggregated approximately $7.6 million in fiscal 2019 and 2018.

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

During fiscal years 2019 and 2018, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all of the Company’s hardware purchases. In 2018 the U.S. government imposed tariffs of 25% on certain goods imported from China. All of our products are manufactured and imported from China however, our products are currently not subject to the tariffs currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases we could experience reductions in revenues, gross profit margin and results from operations.

NOTE 14 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On March 31, 2019 and 2018, the Company had approximately $0.3 million and $1.2 million, respectively due from related parties for goods and services sold these companies.

In connection with the renewal of the Revolving Credit Facility on June 22, 2017, the amount due of approximately $1.9 million to Starlight Marketing Development, Ltd. (“Starlight Debt”) remained subordinated however, PNC Bank authorized a two-year term note in the amount of $1.0 million the proceeds of which were to be used to pay down a portion of the Starlight Debt leaving a balance due on the Starlight Debt of approximately $0.8 million. The term note bears interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note is payable in quarterly installments of $125,000 plus accrued interest. Provision has also been made to allow repayment of the remaining approximately $0.8 million in quarterly installments of $123,000 including interest accrued at 6% per annum commencing August 1, 2017 provided liquidity tests as defined in the original agreement are met. Due to liquidity issues caused by the bankruptcy of our second largest customer, the company was only able to make one scheduled payment on the Starlight Debt during the prior fiscal year. The remaining Starlight Debt of approximately $0.8 million has been classified as current in the accompanying consolidated balance sheet as the Company intends to pay the remaining balance over the next twelve months.

TRADE

During Fiscal 2019 and 2018 the Company paid approximately $0.4 million and $0.3 million, respectively to Starlight Electronics Company, Ltd (“SLE”) as reimbursement for engineering quality control and other administrative services performed on our behalf in China. During Fiscal 2019 and 2018 the Company paid non-recurring engineering fees to SLE of approximately $21,000 and $43,000, respectively. These expense reimbursements were included in general and administrative expenses on our consolidated statements of income.

During Fiscal 2019 and 2018 the Company sold approximately $1.2 million and $1.5 million, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for Fiscal 2019 and 2018 was 30.1% and 21.8%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

During Fiscal 2019 and 2018 the Company sold approximately $0.4 million and $0.6 million, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 22.5% and 24.6%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

In Fiscal 2019 and 2018 the Company paid approximately $0.1 million and $0.2 million, respectively to Merrygain Holding Company, Ltd. (a related party subsidiary) for storage fees and other services provided to the Company by this subsidiary. These amounts were included as a component of general and administrative expenses in the accompanying consolidated statements of income.

NOTE 15 – RESERVE FOR SALES RETURNS

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

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in the reserve for sales returns on the consolidated balance sheets.

Changes in the Company’s reserve for sales returns are presented in the following table:

	Fiscal Year Ended
	March 31, 2019	March 31, 2018
Reserve for sales returns at beginning of the fiscal year	$726,000	$600,000
Provision for estimated sales returns	3,997,946	3,775,846
Sales returns received	(3,827,792)	(3,649,846)

Reserve for sales returns at end of the year	$896,154	$726,000

NOTE 16 – RESERVES

Asset reserves and allowances for years ended March 31, 2019 and 2018 are presented in the following table:

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance for	Costs and	End of
Description	Year	Expenses	Write off	Expenses	Year

Year ended March 31, 2019
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$82,102	$411,862	$(31,200)	$(411,668)	$51,096
Inventory reserve	$280,000	$100,000	$(44,220)	$(81,780)	$254,000

Year ended March 31, 2018
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$132,583	$3,224,684	$(3,254,158)	$(21,007)	$82,102
Inventory reserve	$700,000	$150,000	$(424,688)	$(145,312)	$280,000

NOTE 17 - QUARTERLY FINANCIAL DATA - UNAUDITED

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly unaudited results for the years ended March 31, 2019 and 2018 are set forth in the following table:

	Sales	Gross Profit	Net Earnings (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
	(In thousands)	(In thousands)	(In thousands)
2019
First quarter	$1,837	$391	$(1,034)	$(0.03)	$(0.03)
Second quarter	24,305	5,207	1,217	0.03	0.03
Third quarter	19,452	5,626	1,290	0.03	0.03
Fourth quarter	889	549	(841)	(0.01)	0.00
Fiscal Year 2019	$46,483	$11,773	$632	$0.02	$0.02

2018
First quarter	$3,940	$1,079	$(527)	$(0.01)	$(0.01)
Second quarter	32,802	7,738	784	0.02	0.02
Third quarter	21,462	5,998	1,151	0.03	0.03
Fourth quarter	2,604	858	(1,256)	(0.04)	(0.04)
Fiscal Year 2018	$60,808	$15,673	$152	$(0.00)	$(0.00)

NOTE 18 – SUBSEQUENT EVENTS

On June 10, 2019, the Company entered into an agreement with Korcomptenz, Inc. to install a new Enterprise Resource Planning software (“ERP System”) that will be utilized companywide. The implementation project will start in July, 2019 with a “go-live” date scheduled for April 1, 2020. The estimated cost of the ERP System project is approximately $0.4 million.

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance the entire ERP System project over a term of 60 months. Upon approval by Company management, Dimension will release progress payments directly to Korcompetenz as specific project milestones are met. Total progress payments will be made to the vendor over a period of approximately nine months and the Company will only be charged financing costs on the amounts released to the vendor. The agreement calls for monthly installment payments of approximately $7,257 (including principal and interest) and bears interest of approximately 6.22%.

