Form 10-Q
period 2019-06-30
SINGING MACHINE CO INC
filed 2019-08-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,497,643 as of August 13, 2019

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$577,476	$211,408
Accounts receivable, net of allowances of $61,948 and $51,096, respectively	4,861,961	1,769,404
Due from PNC Bank	-	2,236,779
Accounts receivable related party - Winglight Pacific, Ltd	367,373	288,941
Inventories, net	8,559,750	6,024,311
Prepaid expenses and other current assets	817,767	274,278
Deferred financing costs	12,222	13,333
Total Current Assets	15,196,549	10,818,454

Property and equipment, net	623,035	522,910
Deferred financing costs, net of current portion	1,111	3,333
Deferred tax assets	997,097	758,366
Operating leases - right of use assets	978,146	-
Other non-current assets	44,296	90,082
Total Assets	$17,840,234	$12,193,145

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,944,781	$842,708
Accrued expenses	632,514	950,773
Current portion of bank term note payable	-	125,000
Due to related party - Starlight Electronics Co., Ltd	100,499	-
Revolving line of credit	627,007	-
Customer deposits	203,175	-
Refunds due to customers	300,057	31,075
Reserve for sales returns	447,677	896,154
Current portion of finance leases	14,547	14,414
Current portion of operating lease liabilities	600,793	-
Subordinated related party debt - Starlight Marketing Development, Ltd.	815,367	815,367
Total Current Liabilities	9,686,417	3,675,491

Finance leases, net of current portion	13,817	17,499
Operating lease liabilities, net of current portion	489,724	-
Total Liabilities	10,189,958	3,692,990

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,497,643 and 38,464,753 shares issued and outstanding, respectively	384,977	384,648
Additional paid-in capital	19,704,436	19,687,263
Subscriptions receivable	-	(2,200)
Accumulated deficit	(12,439,137)	(11,569,556)
Total Shareholders’ Equity	7,650,276	8,500,155
Total Liabilities and Shareholders’ Equity	$17,840,234	$12,193,145

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2019	June 30, 2018

Net Sales	$4,809,040	$1,836,511

Cost of Goods Sold	3,821,334	1,445,028

Gross Profit	987,706	391,483

Operating Expenses
Selling expenses	659,293	446,700
General and administrative expenses	1,371,056	1,208,644
Depreciation	59,461	67,571
Total Operating Expenses	2,089,810	1,722,915

Loss from Operations	(1,102,104)	(1,331,432)

Other Expenses		-
Interest expense	(2,875)	(23,385)
Finance costs	(3,333)	(3,334)
Total Other Expenses	(6,208)	(26,719)

Loss Before Income Tax Benefit	(1,108,312)	(1,358,151)

Income Tax Benefit	238,731	324,000

Net Loss	$(869,581)	$(1,034,151)

Net Loss per Common Share
Basic & Diluted	$(0.02)	$(0.03)

Weighted Average Common and Common Equivalent Shares:
Basic & Diluted	38,469,813	38,282,028

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities
Net Loss	$(869,581)	$(1,034,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	59,461	67,571
Amortization of deferred financing costs	3,333	3,334
Change in inventory reserve	-	(81,780)
Change in allowance for bad debts	10,852	(18,629)
Stock based compensation	17,502	11,278
Change in net deferred tax assets	(238,731)	(323,999)
Changes in operating assets and liabilities:
Accounts receivable	(3,103,409)	(127,637)
Due from PNC Bank	2,236,779	6,212
Accounts receivable - related parties	(78,432)	856,453
Inventories	(2,535,439)	(216,216)
Prepaid expenses and other current assets	(543,489)	(135,019)
Other non-current assets	45,786	(516)
Accounts payable	5,102,073	72,907
Accrued expenses	(192,221)	63,103
Due to related parties	100,499	133,454
Customer deposits	203,175	-
Refunds due to customers	268,982	(189,330)
Reserve for sales returns	(448,477)	(588,464)
Operating lease liabilities, net of operating leases - right of use assets	(13,667)	-
Net cash provided by (used in) operating activities	24,996	(1,501,429)
Cash flows from investing activities
Purchase of property and equipment	(159,586)	(282,240)
Net cash used in investing activities	(159,586)	(282,240)
Cash flows from financing activities
Net proceeds from revolving line of credit	627,007	1,089,822
Payment of bank term note	(125,000)	-
Proceeds from subscription receivable	2,200	-
Payments on finance leases	(3,549)	(2,294)
Net cash provided by financing activities	500,658	1,087,528
Net change in cash	366,068	(696,141)

Cash at beginning of period	211,408	813,908
Cash at end of period	$577,476	$117,767

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,701	$194,927
Equipment purchased under capital lease	$-	$43,526
Operating leases - right of use assets initial adoption	$1,108,330	$-
Operating lease liabilities - initial adoption	$1,234,368	$-

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at March 31, 2019	-	$-	38,464,753	$384,648	$19,687,263	$(2,200)	$(11,569,556)	$8,500,155

Net loss							(869,581)	(869,581)
Employee compensation-stock option					5,002			5,002
Collection of subscription receivable						2,200		2,200
Issuance of common stock - directors			32,890	329	12,171			12,500

Balance at June 30, 2019	-	$-	38,497,643	$384,977	$19,704,436	$-	$(12,439,137)	$7,650,276

Balance at March 31, 2018	-	$-	38,282,028	$382,820	$19,624,063	$-	(12,201,103)	7,805,780

Net loss							(1,034,151)	(1,034,151)
Employee compensation-stock option					11,278			11,278

Balance at June 30, 2018	-	$-	38,282,028	$382,820	$19,635,341	$-	$(13,235,254)	$6,782,907

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended June 30, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are recorded in the condensed consolidated statement of operations and translations are recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at June 30, 2019 and March 31, 2019 are approximately $577,000 and $211,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of June 30, 2019 and March 31, 2019 the estimated amounts for these future inventory returns were approximately $295,000 and $599,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of June 30, 2019 and March 31, 2019 the Company had inventory reserves of approximately $254,000 for estimated excess and obsolete inventory.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, refunds due to customers and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the subordinated debt to Starlight Marketing Development, Ltd. (related party) and finance leases approximate fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amount on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS

The Company recognizes revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers”. The Company’s contracts with customers consist of one performance obligation (the sale of the Company’s products). Revenue is recognized when the goods are delivered and control of the goods sold is transferred to the customer. The Company’s contracts have no financing elements, payment terms are less than 120 days and have no further contract asset or liability obligations once control of goods is transferred to the customer. Revenue is recorded in the amount of consideration the Company expects to receive for the sale of these goods.

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company disaggregates revenues by major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 9).

The Company generally does not allow products to be returned other than return allowance programs for goods returned to the customer for various reasons and accordingly records a sales return reserve based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $448,000 and $896,000 as of June 30, 2019 and March 31, 2019, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Revenue is derived from four different major product lines. Disaggregated approximate revenue from these product lines for the three months ended June 30, 2019 and 2018 consisted of the following:

Revenue by Product Line

	Three Months Ended
Product Line	June 30, 2019	June 30, 2018

Classic Karaoke Machines	$4,156,000	$1,011,000
Download Karaoke Machines	141,000	211,000
SMC Kids Toys	140,000	127,000
Music and Accessories	372,000	488,000

Total Net Sales	$4,809,000	$1,837,000

SHIPPING AND HANDLING COSTS

Shipping and handling costs are performed by both the Company and third-party logistics companies. Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2019 and 2018 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2019 and 2018, the stock option expense was approximately $5,000 and $11,000, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicate that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2019 and 2018 was approximately $361,000 and $269,000, respectively. As of June 30, 2019 and March 31, 2019 there was an accrual for cooperative advertising allowances of $184,000 and $185,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended June 30, 2019 and 2018, these amounts totaled approximately $5,000 and $16,000, respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the three months ended June 30, 2019 and 2018 we estimated our effective tax rate to be approximately 21.5% and 23.9%, respectively. As of June 30, 2019 and March 31, 2019, the Singing Machine had gross deferred tax assets of approximately $997,000 and $758,000, respectively. The Company recorded an income tax benefit of approximately $239,000 and $324,000 for the three months ended June 30, 2019 and 2018, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 30, 2019, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average of common shares outstanding during the period. As of June 30, 2019 and 2018 total potential dilutive shares from common stock options amounted to 2,310,000 and 2,430,000 shares, respectively. These shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2019 and June 30, 2018 because their effect was anti-dilutive.

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Topic 842, as amended, “Leases”. The ASU requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. On April 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its disclosures for the comparative periods. (See Note 6– LEASES).

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date. The liability is equal to the present value of the remaining minimum lease payments. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). As the interest rate implicit in the Company’s operating leases is not readily determinable, the Company utilizes its incremental borrowing rate to discount the lease payments. The Company utilizes the implicit rate for its finance leases.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which supersedes most of the prior accounting guidance on nonemployee share-based payments, and instead aligns it with existing guidance on employee share-based payments. We adopted the new standard on April 1, 2019. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 are effective for fiscal years beginning after April 1, 2020 including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our consolidated financial statements and related disclosures. Management does not believe that the adoption of ASU 2016-03 will have any material effect on the Company’s financial statements.

NOTE 3 - INVENTORIES, NET

Inventories are comprised of the following components:

	June 30, 2019	March 31, 2019

Finished Goods	$7,294,603	$5,679,245
Inventory in Transit	1,223,874	-
Estimated Cost of Future Returns	295,273	599,066
Subtotal	8,813,750	6,278,311
Less: Inventory Reserve	254,000	254,000

Inventories, net	$8,559,750	$6,024,311

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	June 30, 2019	March 31, 2019

Computer and office equipment	5 years	$140,575	$140,575
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	195,401	209,419
Molds and tooling	3-5 years	1,626,422	1,466,837
		2,060,808	1,915,241
Less: Accumulated depreciation		1,437,773	1,392,331
		$623,035	$522,910

Depreciation expense for the three months ended June 30, 2019 and June 30, 2018 was approximately $59,000 and $68,000, respectively.

NOTE 5 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and is reduced to a maximum of $7,500,000 between January 1 and July 31. At June 30, 2019 and March 31, 2019, there was an outstanding balance of approximately $627,000 and $0 on the Revolving Credit Facility. In connection with the Company’s Revolving Credit Facility, cash collected by PNC Bank on trade accounts receivable may exceed amounts borrowed on the revolving credit facility from time to time. As of June 30, 2019 and March 31, 2019, PNC Bank owed the Company $0 and approximately $2,237,000 respectively, which represented cash received by PNC Bank on accounts receivable in excess of amounts borrowed against the revolving credit facility. As of June 30, 2019, there was approximately $6,873,000 available to borrow on the Revolving Credit Facility. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended June 30, 2019 and 2018 the Company incurred interest expense of approximately $1,000 and $5,000, respectively, on amounts borrowed against the Revolving Credit Facility. During the three months ended June 30, 2019 and 2018, the Company incurred an unused facility fee of approximately $7,000 on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ foreign subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $815,000. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and are being amortized over the term of the agreement. During the three months ended June 30, 2019 and 2018 the Company incurred amortization expense of approximately $3,000 associated with the amortization of deferred financing costs from the original Revolving Credit Facility.

Term Note Payable

In connection with the amendments above and in addition to the maximum availability limits on the Revolving Line of Credit, the agreement also includes a two-year term note (“Term Note”) in the amount of $1,000,000 the proceeds of which were used to pay down a portion of the subordinated related party debt of approximately $1,924,000 in June 2017. The term note bore interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The term note was payable in quarterly installments of $125,000 plus accrued interest. The outstanding balance on the Term Note was $0 and $125,000 as of June 30, 2019 and March 31, 2019, respectively. During the three months ended June 30, 2019 and 2018 the Company incurred interest expense of approximately $0 and $9,000, respectively.

The subordination agreement was amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision has also been made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter have not been made since September 2017 due to the Company not meeting these requirements. During the three months ended June 30, 2019 and 2018 the Company incurred interest expense of approximately $2,000 and $9,000, respectively on the related party subordinated debt.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEASES

Operating Leases

We have operating lease agreements for offices and a warehouse facility in Florida, California and Hong Kong expiring in various years through 2024.

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The base rent payment is approximately $8,800 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (original lease term of 87 months). The base rent payment is approximately $43,700 per month for the remaining term of the lease. The lease provides for a renewal option to extend the lease term for 5 years at the fair market value at the time of renewal.

We entered into an operating lease agreement, effective May 1, 2018, for 424 square feet of office space in Macau, Hong Kong. The rent is fixed at approximately $1,600 per month for the duration of the lease which expires on April 30, 2021. The lease provides for a renewal option to extend the lease.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Finance Leases

On May 25, 2018 and June 4, 2018, we entered into two long-term capital leasing arrangements with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the leasing of two used forklift vehicles in the amount of approximately $44,000. The leases require monthly payments in the amount of $1,279 per month over a total lease term of 36 months which commenced on June 1, 2018. The agreement has an effective interest rate of 4.5% and the Company has the option to purchase the equipment at the end of the lease term for one dollar.

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance a new Enterprise Resource Planning (“ERP”) System project over a term of 60 months at a cost of approximately $375,000. We estimate the system to be placed in service on April 1, 2020. Upon approval by Company management, Dimension will release progress payments directly to the project consultants as specific project milestones are met. Total progress payments will be made to the vendor over a period of approximately nine months and the Company will only be charged financing costs on the amounts released to the vendor. The financing agreement calls for estimated monthly installment payments of approximately $7,257 (including principal and interest) and bears interest of approximately 6.22%. As of June 30, 2019, no funds had yet been released.

Supplemental balance sheet information related to leases as of June 30, 2019 is as follows:

Assets
Operating lease - Right-of-use assets	$978,146
Finance leases as a component of Property and equipment, net of accumulated depreciation of $7,254	36,272

Liabilities
Current
Current portion of operating leases	$600,793
Current portion of finance leases	14,547
Noncurrent
Operating lease liabilities, net of current portion	$489,724
Finance leases, net of current portion	13,817

Supplemental statement of income information related to leases for the three months ended June 30, 2019 is as follows:

Operating lease expense as a component of general and administrative expenses	$148,724
Finance lease cost
Depreciation of leased assets as a component of Depreciation	$1,555
Interest on lease liabilities as a component of Interest Expense	274

Supplemental cash flow information related to leases for the three months ended June 30, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$162,392
Financing cash flow paid for finance leases	3,549

Lease term and Discount Rate

Weighted average remaining lease term (months)
Operating leases	32.7
Finance leases	23.0

Weighted average discount rate
Operating leases	6.25%
Finance leases	3.68%

Scheduled maturities of operating and finance lease liabilities outstanding as of June 30, 2019 are as follows:

Year	Operating Leases	Finance Leases

2020, for the remaining 9 months	$488,766	$11,510
2021	348,562	15,346
2022	115,814	2,558
2023	117,638	-
2024	121,167	-
Total Minimum Future Payments	1,191,947	29,414

Less: Imputed Interest	101,430	1,056

Present Value of Lease Liabilities	$1,090,517	$28,358

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

LEGAL MATTERS

Management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

NOTE 7 - STOCK OPTIONS

During the three months ended June 30, 2019 and 2018 the Company issued 100,000 stock options at an exercise price of $.38 and $.55, respectively; to directors as compensation for their service.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For three months ended June 30, 2019: expected dividend yield of 0%, risk-free interest rate of 2.08%, volatility of 112.3% and an expected term of three years.

A summary of stock option activity for the three months ended June 30, 2019 is summarized below:

	June 30, 2019
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,210,000	$0.25
Granted	100,000	$0.38
Exercised	-	-
Forfeited	-	-
Balance at end of period	2,310,000	$0.25

Options exercisable at end of period	2,210,000	$0.25

The following table summarizes information about employee stock options outstanding at June 30, 2019

Range of Exercise Price	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
$.03 - $.32	1,630,000	4.0	0.16	1,630,000	0.16
$.38 - $.55	680,000	8.6	0.42	580,000	0.50
*	2,310,000			2,210,000

* Total number of options outstanding as of June 30, 2019 includes 560,000 options issued to five current and two former directors as compensation and 1,150,000 options issue to key employees that were not issued from the Plan.

NOTE 8 – COMMON STOCK ISSUANCES

On June 12, 2019, the Company issued 32,890 shares of its common stock to its Board of Directors at $0.38 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2019. The Company recorded director compensation of $12,500 during the three months ended June 30, 2019.

NOTE 9 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three months ended June 30, 2019 and 2018 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	June 30,
	2019	2018

North America	$4,613,772	$1,791,914
Europe	99,424	34,764
Australia	95,844	-
Other	-	9,833
	$4,809,040	$1,836,511

The geographic area of sales was based on the location where the product is delivered.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 10 –RELATED PARTY TRANSACTIONS

All transactions listed below are related to the Company as they are all with affiliates of our Chairman of the Board, Mr. Phillip Lau.

DUE TO/FROM RELATED PARTIES

On June 30, 2019 and March 31, 2019, in the aggregate the Company had approximately $368,000 and $289,000, respectively, due from related parties for goods and services sold to these companies.

On June 30, 2019 and March 31, 2019, the Company had amounts due to related parties in the amounts of approximately $101,000 and $0 for engineering fees, storage and administrative services provided to the Company by these related parties.

SUBORDINATED DEBT

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”) in the amount of approximately $1,924,000. The Revolving Credit Facility renewal agreement included a Term Note in the amount of $1,000,000, the proceeds of which were used to pay down a portion of the subordinated debt. The remaining subordinated debt of approximately $924,000 bears interest at 6% and is scheduled to be paid in quarterly installments of $123,000 which include interest and commenced September 30, 2017. The remaining amount due on the subordinated debt of approximately $815,000 was classified as a current liability as of June 30, 2019 and March 31, 2019 on the condensed consolidated balance sheets. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter have not been made since September 2017. During the three months ended June 30, 2019 and 2018 the Company incurred interest expense of approximately $2,000 and $9,000, respectively on the related party subordinated debt.

TRADE

During the three months ended June 30, 2019 and June 30, 2018 the Company sold approximately $74,000 and $0, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended June 30, 2019 and 2018 was 21.7% and NA, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2019 and 2018 the Company sold approximately $71,000 and $45,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE for the three month periods ended June 30, 2019 and 2018 were approximately $101,000 and $96,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 11 – RESERVE FOR SALES RETURNS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis. Customers are allowed to return defective goods within a specified period of time after shipment (between 6 and 9 months). The Company does make occasional exceptions to this return policy and accordingly records a sales return reserve based on historic return amounts, specific exceptions as identified and management estimates.

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in the reserve for sales returns on the condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Changes in the Company’s reserve for sales returns are presented in the following table:

	Three Months Ended
	June 30, 2019	June 30, 2018
Reserve for sales returns at beginning of the year	$896,154	$726,000
Provision for estimated sales returns	415,234	186,878
Sales returns received	(863,711)	(775,342)

Reserve for sales returns at end of the period	$447,677	$137,536

NOTE 12 – REFUNDS DUE TO CUSTOMERS

Due to the seasonality of the business and length of time customers are given to return defective product, it is not uncommon for customers to accumulate credits from the Company’s sales and allowance and cooperative advertising programs that are in excess of unpaid invoices in accounts receivable. All credit balances in customers’ accounts receivable are reclassified to refunds due to customers in current liabilities on the condensed consolidated balance sheets. Customer requests for payment of a credit balance are reclassified from refunds due to customers to accounts payable on the condensed consolidated balance sheets. When new invoices are processed prior to settlement of the credit balance and the customer accepts settlement of open credits with new invoices, then the excess of new invoices over credits are netted in accounts receivable. As of June 30, 2019 and March 31, 2019, refunds due to customers reclassified from accounts receivable were approximately $300,000 and $31,000, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended June 30, 2019 and 2018 totaled approximately $14,000 and $16,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At June 30, 2019, 87% of accounts receivable were due from two customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2019, 62% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended June 30, 2019, there were two customers who individually accounted for 10% or more of the company’s net sales. Revenue derived from these customers as a percentage of net sales were 80% and 15%, respectively. For the three months ended June 30, 2018, there were three customers who individually accounted for 10% or more of the company’s net sales. Revenue derived from these customers as a percentage of net sales were 33%, 24% and 13%, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2019 and 2018:

	For Three Months Ended
	June 30, 2019	June 30, 2018

Net Sales	100.0%	100.0%

Cost of Goods Sold	79.5%	78.7%

Gross Profit	20.5%	21.3%

Operating Expenses
Selling expenses	13.7%	24.3%
General and administrative expenses	28.5%	65.8%
Depreciation and amortization	1.2%	3.7%

Total Operating Expenses	43.4%	93.8%

Loss from Operations	-22.9%	-72.5%

Other Expenses
Interest expense	-0.1%	-1.3%
Financing costs	-0.1%	-0.2%

Total Other Expenses	-0.2%	-1.5%

Loss Before Income Tax Benefit	-23.1%	-74.0%

Income Tax Benefit	5.0%	17.6%

QUARTER ENDED JUNE 30, 2019 COMPARED TO THE QUARTER ENDED JUNE 30, 2018

NET SALES

Net sales for the quarter ended June 30, 2019 increased to approximately $4,809,000 from $1,837,000, an increase of $2,972,000 as compared to the same period ended June 30, 2018. The primary reason for the increase was due to the earlier direct import shipments of approximately $3,415,000 of Black Friday goods to one major customer. This increase was offset by a decrease of approximately $213,000 in sales to another major customer who ordered less spring replenishment goods due to increased inventory on hand from the holiday season with the remaining variance of approximately $230,000 due to a decrease in sales to various other customers.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2019 increased to approximately $988,000 from $391,000 an increase of $597,000 as compared to the same period in the prior year. There was an increase in gross profit of approximately $634,000 due to increased sales as explained in Net Sales above. The offsetting decrease of $37,000 was due to a decrease in gross profit margin of approximately ..8 margin points.

As a percentage of revenues, gross profit margin for the three months ended June 30, 2019 was 20.5% compared to 21.3% for the three months ended June 30, 2018. The decrease of .8 margin points was primarily due to the earlier direct import shipments of Black Friday goods to one major customer that yield lower margins.

OPERATING EXPENSES

For the quarter ended June 30, 2019, total operating expenses increased to approximately $2,090,000 compared to $1,723,000 from the same period in the prior year. This represents an increase in total operating expenses of approximately $367,000 from the quarter ended June 30, 2018. Selling expenses increased by approximately $213,000 of which $176,000 were increases in variable expenses commensurate with the increase in sales and the remaining increase of approximately $37,000 was due to an increase in discretionary marketing expenses primarily for the promotion of new products.

General and administrative expenses increased by approximately $162,000 to approximately $1,371,000 for the three months ended June 30, 2019 compared to approximately $1,209,000 for the same period ended June 30, 2018. The increase in general and administrative expenses was primarily due to a bad debt recovery from Toys R Us Bankruptcy administrative claims of approximately $135,000 during the three months ended June 30, 2018.

LOSS FROM OPERATIONS

Loss from operations decreased approximately $229,000 this quarter to approximately $1,102,000 for the three months ended June 30, 2019 compared to a loss from operations of approximately $1,331,000 for the same period ended June 30, 2018. There was an increase in gross profit margin of approximately $597,000 due to increase in sales as explained in Net Sales and Gross Profit offset by an increase of approximately $367,000 in operating expenses as explained in Operating Expenses.

INCOME TAXES

For the three months ended June 30, 2019 and 2018 the Company recognized an income tax benefit of approximately $239,000 and $324,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 21.5% and 23.9%, respectively.

NET LOSS

For the three months ended June 30, 2019 net loss decreased to approximately $870,000 compared to a net loss of approximately $1,034,000 for the same period a year ago. The increase in net loss was primarily due to the same reasons discussed in Loss from Operations and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, Singing Machine had cash on hand of approximately $577,000 as compared to cash on hand of approximately $118,000 on June 30, 2018. We had working capital of approximately $5,510,000 as of June 30, 2019. Net cash provided by operating activities was approximately $25,000 for the three months ended June 30, 2019, as compared to approximately $1,501,000 used in operating activities for the same period a year ago. During the three months ended June 30, 2019 there was an decrease in amounts due from PNC bank for collections on accounts receivable that exceeded amounts due on the Revolving Credit Facility of approximately $2,237,000, an increase in accounts payable of approximately $5,102,000 due to seasonal purchases of product for the upcoming season and an increase in customer deposits of approximately $203,000. These increases in cash provided by operating activities were offset by a net loss of approximately $870,000, an increase in accounts receivable of approximately $3,103,000 primarily due to shipment of Black Friday goods to one major customer, and an increase in inventories of approximately $2,535,000 due to seasonal increase in products purchased for the upcoming season. There was an increase in prepaid expenses of approximately $543,000 due to prepaid royalties, licenses and promotion expenses primarily associated with the launch of the new Carpool Karaoke product in July 2019 and a seasonal decrease in reserve of sales returns of approximately $448,000.

Net cash used in operating activities was approximately $1,501,000 for the three months ended June 30, 2018. During the three month period ending June 30, 2018 there was a net loss of approximately $1,034,000 primarily due to a reduction in sales due to lost revenue from the Toys R Us bankruptcy in fiscal 2018 as well as a decrease in sales to our European and Canadian distributors due the timing of shipments as orders from these customers were received later as compared to the same period of the prior year. There was an increase in inventories of approximately $216,000 due to goods received for the upcoming season and an increase in prepaid expenses of approximately $135,000 due to deposits on accessories to be shipped with finished products. There was a decrease in reserve for sales returns of approximately $588,000 reflecting an estimated amount of returns expected from defective returns and allowance programs and a decrease in refunds due to customers of approximately $189,000 primarily due to customers’ accumulated credits from the Company’s sales and allowance and cooperative advertising programs that are in excess of unpaid invoices in trade accounts receivable. These uses of cash in operating activities totaling approximately $2,162,000 were offset by a decrease of approximately $856,000 from related party trade receivables.

Net cash used in investing activities for the three months ended June 30, 2019 was approximately $160,000 as compared to approximately $282,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the three-month period ended June 30, 2019 was approximately $501,000 compared to cash provided by financing activities of approximately $1,088,000 for the same period ended of the prior year. We borrowed approximately $627,000 from our Revolving Credit Facility for working capital which was offset by payments of finance leases and the bank term note of approximately $129,000.

Net cash provided by financing activities for the three-month period ended June 30, 2018 was approximately $1,088,000. We borrowed approximately $1,088,000 from our Revolving Credit Facility for working capital.

As of June 30, 2019, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 during peak selling season (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations. The Revolving Credit Facility expires in July 2020. Management plans to either extend the current Revolving Credit Facility or negotiate a new credit facility on or before the expiration of the current agreement. If we are unable to extend or negotiate a new agreement, it may have a material adverse effect on our ability to meet our financial obligations.

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate defective returns and maintain the appropriate level of inventory. We believe that our warranty provision reflects the proper amount of reserves to cover potential defective sales returns based on historical return ratios and information available from the customers.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for systems and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 94% and 89% of net sales in fiscal 2019 and 2018, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2019 Annual Report.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 14, 2019	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

