Form 10-Q
period 2019-09-30
SINGING MACHINE CO INC
filed 2019-11-19
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller Reporting Company [X] Emerging growth company [  ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value	38,557,643 as of November 14, 2019

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$2,254,572	$211,408
Accounts receivable, net of allowances of $331,195 and $51,096, respectively	16,249,229	1,769,404
Due from PNC Bank	-	2,236,779
Accounts receivable related party - Cosmo Communications Canada, Inc	57,465	-
Accounts receivable related party - Winglight Pacific, Ltd	1,145,196	288,941
Insurance claim receivable	1,247,981	-
Inventories, net	15,288,725	6,024,311
Prepaid expenses and other current assets	257,611	274,278
Deferred financing costs	10,000	13,333
Total Current Assets	36,510,779	10,818,454

Property and equipment, net	617,047	522,910
Deferred financing costs, net of current portion	-	3,333
Deferred tax assets	812,957	758,366
Operating Leases - right of use assets	845,703	-
Other non-current assets	194,741	90,082
Total Assets	$38,981,227	$12,193,145
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$17,457,261	$842,708
Accrued expenses	1,651,888	950,773
Current portion of bank term note payable	-	125,000
Due to related party - Starlight Consumer Electronics Co., Ltd.	12,040	-
Due to related party - Starlight Electronics Co., Ltd	191,100	-
Due to related party - Starlight R&D, Ltd.	56,627	-
Revolving line of credit	4,428,588	-
Customer deposits	66,923	-
Refunds due to customers	1,648,773	31,075
Reserve for sales returns	3,230,645	896,154
Current portion of finance leases	14,681	14,414
Current portion of installment note	30,065	-
Current portion of operating lease liabilities	567,340	-
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	802,659	815,367
Total Current Liabilities	30,158,590	3,675,491

Finance leases, net of current portion	10,096	17,499
Installment note, net of current portion	145,775	-
Operating lease liabilities, net of current portion	377,066	-
Total Liabilities	30,691,527	3,692,990

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,557,643 and 38,464,753 shares issued and outstanding, respectively	385,577	384,648
Additional paid-in capital	19,719,038	19,687,263
Subscriptions receivable	-	(2,200)
Accumulated deficit	(11,814,915)	(11,569,556)
Total Shareholders’ Equity	8,289,700	8,500,155
Total Liabilities and Shareholders’ Equity	$38,981,227	$12,193,145

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net Sales	$20,081,842	$24,304,945	$24,890,882	$26,141,456

Cost of Goods Sold	14,439,522	19,098,263	18,260,856	20,543,291

Gross Profit	5,642,320	5,206,682	6,630,026	5,598,165

Operating Expenses
Selling expenses	2,488,129	2,014,664	3,147,422	2,461,364
General and administrative expenses	2,235,269	1,452,125	3,606,325	2,660,769
Depreciation	59,588	68,210	119,049	135,781
Total Operating Expenses	4,782,986	3,534,999	6,872,796	5,257,914

Income (Loss) from Operations	859,334	1,671,683	(242,770)	340,251

Other Expenses
Interest expense	(47,639)	(72,176)	(50,514)	(95,561)
Finance costs	(3,333)	(3,333)	(6,666)	(6,667)
Total Other Expenses	(50,972)	(75,509)	(57,180)	(102,228)

Income (Loss) Before Income Tax (Provision) Benefit	808,362	1,596,174	(299,950)	238,023

Income Tax (Provision) Benefit	(184,140)	(378,745)	54,591	(54,745)

Net Income (Loss)	$624,222	$1,217,429	$(245,359)	$183,278

Net Income (Loss) per Common Share
Basic	$0.02	$0.03	$(0.01)	$0.00
Diluted	$0.02	$0.03	$(0.01)	$0.00

Weighted Average Common and Common Equivalent Shares:
Basic	38,518,513	38,348,400	38,494,687	38,315,395
Diluted	39,343,383	39,530,880	38,494,687	39,497,875

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities
Net (loss) income	$(245,359)	$183,278
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	119,049	135,781
Amortization of deferred financing costs	6,666	6,667
Change in inventory reserve	-	(81,780)
Change in allowance for bad debts	280,099	285,919
Stock based compensation	22,504	33,330
Change in net deferred tax assets	(54,591)	54,746
Changes in operating assets and liabilities:
Accounts receivable	(14,759,924)	(19,152,434)
Due from PNC Bank	2,236,779	6,212
Accounts receivable - related parties	(913,720)	(861,538)
Insurance claim receivable	(1,247,981)	-
Inventories	(9,264,414)	(4,276,018)
Prepaid expenses and other current assets	16,667	(165,392)
Other non-current assets	(104,659)	(516)
Accounts payable	16,614,553	17,040,099
Accrued expenses	827,153	831,187
Due to related parties	259,767	217,595
Customer deposits	66,923	36,691
Refunds due to customers	1,617,698	(434,300)
Reserve for sales returns	2,334,491	740,627
Operating lease liabilities, net of operating leases - right of use assets	(27,335)	-
Net cash used in operating activities	(2,215,634)	(5,399,846)
Cash flows from investing activities
Purchase of property and equipment	(213,186)	(288,740)
Net cash used in investing activities	(213,186)	(288,740)
Cash flows from financing activities
Net proceeds from revolving line of credit	4,428,588	6,877,610
Proceeds from installment note	175,840	-
Proceeds from subscription receivable	2,200	-
Proceeds from exercise of stock options	10,200	6,400
Payment of bank term note	(125,000)	(250,000)
Payment on subordinated debt - related party	(12,708)	-
Payments on finance leases	(7,136)	(4,603)
Net cash provided by financing activities	4,471,984	6,629,407
Net change in cash	2,043,164	940,821

Cash at beginning of period	211,408	813,908
Cash at end of period	$2,254,572	$1,754,729

Supplemental disclosures of cash flow information:
Cash paid for interest	$62,370	$52,513
Equipment purchased under capital lease	$-	$43,526
Operating leases - right of use assets initial adoption	$1,108,330	$-
Operating lease liabilities - initial adoption	$1,234,368	$-

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at June 30, 2019	-	$-	38,497,643	$384,977	$19,704,436	$-	$(12,439,137)	$7,650,276

Net Income							624,222	624,222
Employee compensation-stock option					5,002			5,002
Exercise of stock options			60,000	600	9,600			10,200

Balance at September 30, 2019	-	$-	38,557,643	$385,577	$19,719,038	$-	$(11,814,915)	$8,289,700

Balance at June 30, 2018	-	$-	38,282,028	$382,820	$19,635,341	$-	$(13,235,254)	$6,782,907

Net lncome							1,217,429	1,217,429
Employee compensation-stock option					9,552			9,552
Exercise of stock options			80,000	800	5,600			6,400
Issuance of common stock - directors			22,725	227	12,273			12,500

Balance at September 30, 2018	-	$-	38,384,753	$383,847	$19,662,766	$-	$(12,017,825)	$8,028,788

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2019	-	$-	38,464,753	$384,648	$19,687,263	$(2,200)	$(11,569,556)	$8,500,155

Net Loss							(245,359)	(245,359)
Employee compensation-stock option					10,004			10,004
Collection of subscription receivable						2,200		2,200
Exercise of stock options			60,000	600	9,600			10,200
Issuance of common stock - directors			32,890	329	12,171			12,500

Balance at September 30, 2019	-	$-	38,557,643	$385,577	$19,719,038	$-	$(11,814,915)	$8,289,700

Balance at March 31, 2018	-	$-	38,282,028	$382,820	$19,624,063	$-	$(12,201,103)	$7,805,780

Net Income							183,278	183,278
Employee compensation-stock option					20,830			20,830
Exercise of stock options			80,000	800	5,600			6,400
Director fees			22,725	227	12,273			12,500

Balance at September 30, 2018	-	$-	38,384,753	$383,847	$19,662,766	$-	$(12,017,825)	$8,028,788

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

NOTE 2 - LIQUIDITY

In August 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged. Upon inspection of the damaged goods by insurance surveyors it was their opinion that the source of the damage was due to moisture in the pallets provided by the factory which caused significant condensation and consequently water damage to the merchandise. Actual damage to the goods occurred while the goods were in transit. We have filed insurance claims on our cargo insurance policy which does provide for recovery of the sales value plus additional expenses associated with the damaged goods. As of November 14, 2019, the customer charged us back a total of approximately $1,643,000 for damaged goods consisting of sales value of approximately $1,534,000 which was recorded as a reduction in net sales and approximately $109,000 in freight costs which were expensed as a component of selling expenses on the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2019. In addition, we have incurred additional related expenses of approximately $219,000 that were included as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2019. We continue to gather the relevant information required to complete the insurance claims, however due to the significant extent of the damage more time will be required to determine the final claim settlement. As such, we have recorded a refund due to the customer of approximately $1,643,000 and recognized an insurance claim receivable of approximately $1,248,000 (the approximate cost of the damaged goods returned that will be destroyed) on the accompanying condensed consolidated balance sheet at September 30, 2019. The time of the collection of this insurance claim receivable is uncertain at this time.

As of September 30, 2019 the Company was in default on the Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio in part due to the loss of margin and expenses associated with the damaged goods discussed above. In November 2019, the Company entered into a Forbearance Agreement with PNC Bank National Association (“PNC”) whereby PNC “forbears” taking action it would be entitled to under a default through March 31, 2020 at which time we would renegotiate renewal of the Revolving Credit Facility or obtain alternative financing. The Forebearance Agreement requires, among other matters, the Company to comply with certain conditions and covenants including the following:

●	PNC will implement a $1,000,000 loan availability block.
●	PNC will require an EBITDA hurdles of greater than or equal to $400,000 for the third quarter ending December 31, 2019, of $0 for the six months ending March 31, 2020 and $(83,000) for the twelve months ending March 31, 2020.
●	PNC will charge a loan pricing increase of .5% until March 31, 2020 which would continue until the Company achieves compliance with the original fixed charge coverage ratio test of 1.1:1

Despite the loan additional availability block and EBITDA hurdles summarized above, management remains confident that there is still adequate availability on the Revolving Credit Facility and that ultimately the collection of the insurance claim will satisfy these hurdles and the Company expects to cure these defaults prior to the expiration of the current Revolving Credit Facility on July 15, 2020. While management intends to negotiate renewal of the Revolving Credit Facility prior to expiration and is exploring alternate sources of financing, there can be no assurance that these efforts will be successful or that any new terms will be as favorable.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended September 30, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The interim condensed consolidated financial statements should be read in conjunction with that report.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at September 30, 2019 and March 31, 2019 are approximately $2,134,000 and $211,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of September 30, 2019 and March 31, 2019 the estimated amounts for these future inventory returns were approximately $1,857,000 and $599,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of September 30, 2019 and March 31, 2019 the Company had inventory reserves of approximately $254,000 for estimated excess and obsolete inventory.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, refunds due to customers and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the subordinated debt to Starlight Marketing Development, Ltd. (related party) and finance leases approximate fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amount on the revolving line of credit approximates fair value due to the relatively short period to maturity and related interest accrued at market rates.

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

The Company generally does not allow products to be returned other than return allowance programs for goods returned to the customer for various reasons and accordingly records a sales return reserve based on historic return amounts, events as identified and management estimates.

The Company’s reserve for sales returns were approximately $3,231,000 and $896,000 as of September 30, 2019 and March 31, 2019, respectively.

Revenue is derived from four different major product lines. Disaggregated revenue from these product lines for the three and six months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Six Months Ended
Product Line	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Classic Karaoke Machines	$11,737,193	$15,496,872	$15,893,233	$16,507,383
Download Karaoke Machines	4,005,488	5,792,683	4,146,488	6,003,683
SMC Kids Toys	418,716	1,466,087	558,716	1,593,087
Music and Accessories	3,920,445	1,549,303	4,292,445	2,037,303

Total Net Sales	$20,081,842	$24,304,945	$24,890,882	$26,141,456

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

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and six months ended September 30, 2019 and 2018 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2019 and 2018, the stock option expense was approximately $5,000 and $10,000, respectively. For the six months ended September 30, 2019 and 2018, the stock option expense was $10,000 and $21,000, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicate that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended September 30, 2019 and 2018 was approximately $1,419,000 and $1,280,000, respectively. Advertising expense for the six months ended September 30, 2019 and 2018 was approximately $1,780,000 and $1,549,000, respectively As of September 30, 2019 and March 31, 2019 there was an accrual for cooperative advertising allowances of $664,000 and $185,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2019 and 2018, these amounts totaled approximately $18,000 and $21,000, respectively. For the six months ended September 30, 2019 and 2018, these amounts totaled $23,000 and $37,000 respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the six months ended September 30, 2019 and 2018 we estimated our effective tax rate to be approximately 18% and 23%, respectively. As of September 30, 2019 and March 31, 2019, the Singing Machine had gross deferred tax assets of approximately $813,000 and $758,000, respectively. The Company recorded an income tax provision of approximately $184,000 and $378,000 for the three months ended September 30, 2019 and 2018, respectively. The Company recorded an income tax benefit of approximately $55,000 for the six months ended September 30, 2019 and an income tax provision of approximately $55,000 for the six months ended September 30, 2018.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of September 30, 2019, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. As of September 30, 2019 and 2018 total potential dilutive shares from common stock options amounted to approximately 2,250,000 and 2,350,000 shares, respectively. These shares were not included in the computation of diluted earnings per share for the six months ended September 30, 2019 because their effect was anti-dilutive. These shares were included in the computation of diluted earnings per share for the three months ended September 30, 2019 and 2018 and six months ended September 30, 2018.

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Topic 842, as amended, “Leases”. The ASU requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. On April 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its disclosures for the comparative periods. (See Note 7– LEASES).

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

September 30, 2019

(Unaudited)

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

NOTE 4 - INVENTORIES, NET

Inventories are comprised of the following components:

	September 30, 2019	March 31, 2019

Finished Goods	$10,948,842	$5,679,245
Inventory in Transit	2,736,639	-
Estimated Amount of Future Returns	1,857,244	599,066
Subtotal	15,542,725	6,278,311
Less:Inventory Reserve	254,000	254,000

Inventories, net	$15,288,725	$6,024,311

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2019	2019

Computer and office equipment	5 years	$134,101	$140,575
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	195,401	209,419
Molds and tooling	3-5 years	1,686,497	1,466,837
		2,114,409	1,915,241
Less: Accumulated depreciation		1,497,362	1,392,331
		$617,047	$522,910

Depreciation expense for the three months ended September 30, 2019 and 2018 was approximately $60,000 and $68,000, respectively. Depreciation expense for the six months ended September 30, 2019 and 2018 was approximately $119,000 and $136,000, respectively.

NOTE 6 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and is reduced to a maximum of $7,500,000 between January 1 and July 31. At September 30, 2019 and March 31, 2019, the outstanding balance was approximately $4,400,000 and $0, respectively, on the Revolving Credit Facility. As of September 30, 2019, there was approximately $10,600,000 available to borrow on the Revolving Credit Facility. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The Revolving Credit Facility includes the following sub-limits:

●	Letters of Credit to be issued limited to $3,000,000.
●	Inventory availability limited to $5,000,000.
●	$500,000 eligible in-transit inventory sublimit within the $5,000,000 total inventory.
●	Mandatory pay-down to $1,000,000 (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility must comply with the following quarterly financial covenants to avoid default:

●	Fixed charge coverage ratio test of 1.1:1 times measured on a rolling four quarter basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness.
●	Capital expenditures limited to $375,000 per year

As of September 30, 2019 the Company was in default on the Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio in part due to the loss of margin and related expenses associated with the damaged goods received by one major customer in August, 2019. In November 2019, the Company entered into a Forbearance Agreement with PNC whereby PNC “forbears” taking action it would be entitled to under a default through March 31, 2020 and would continue forbearance actions provided the Company continued to meet compliance with certain conditions (See Note 2 – LIQUIDITY).

Absent the Forbearance Agreement interest on the Revolving Line of Credit is accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. There is an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended September 30, 2019 and 2018 the Company incurred interest expense of approximately $32,000 and $50,000, respectively, on amounts borrowed against the Revolving Credit Facility. During the six months ended September 30, 2019 and 2018, the Company incurred interest expense of approximately $33,000 and $55,000, respectively on amounts borrowed against the Revolving Credit Facility. During the three months ended September 30, 2019 and 2018, the Company incurred an unused facility fee of approximately $14,000 and $8,000, respectively on the unused portion of the Revolving Credit Facility. During the six months ended September 30, 2019 and 2018, the Company incurred an unused facility fee of approximately $20,000 and $15,000, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ foreign subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $803,000. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and are being amortized over the term of the agreement. During the three months ended September 30, 2019 and 2018, the Company incurred amortization expense of approximately $3,000 associated with the amortization of deferred financing costs from the original Revolving Credit Facility. During the six months ended September 30, 2019 and 2018 the Company incurred amortization expense of approximately $7,000 associated with the amortization of deferred financing costs from the original Revolving Credit Facility.

Subordinated Related Party Debt

The subordination agreement was amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision has also been made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017 and ending on the debt maturity date of June 30, 2019. There are no provisions to continue accruing interest on the outstanding principal amount due as of June 30, 2019. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition, including payments after the scheduled maturity date, shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter have not been made since September 2017 due to the Company not meeting these requirements; a payment of $123,000 which includes principal and interest, was made during the three and six months ended September 30, 2019. A payment of $25,000 was made in August 2019 with approximately $12,500 paying down the principal and approximately $12,500 paying interest due. During the three months ended September 30, 2019 and 2018, the Company incurred interest expense of approximately $0 and $7,000 respectively on the related party subordinated debt. During the six months ended September 30, 2019 and 2018, the Company incurred interest expense of approximately $2,000 and $16,000, respectively on the related party subordinated debt. As of September 30, 2019 and March 31, 2019, the remaining amount due on the subordinated related party debt was approximately $803,000 and $815,000, respectively

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Bank Term Note

The Company repaid the final $125,000 installment of a term loan with PNC which originated in fiscal year 2018.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Supplemental balance sheet information related to leases as of September 30, 2019 is as follows:
Assets:
Operating lease - right-of-use assets	$845,703
Finance leases as a component of Property and equipment, net of accumulated depreciation of $8,809	34,717
Liabilities
Current
Current portion of operating leases	$567,340
Current portion of finance leases	14,681
Noncurrent
Operating lease liabilities, net of current portion	$377,066
Finance leases, net of current portion	10,096

Supplemental statement of operations information related to leases for the three and six months ended September 30, 2019 is as follows:
	Three Months Ended	Six Months Ended
	September 30 2019	September 30 2019
Operating lease expense as a component of general and administrative expenses	$148,724	$297,448
Finance lease cost
Depreciation of leased assets as a component of depreciation	$1,555	$3,110
Interest on lease liabilities as a component of interest expense	$250	$533

Supplemental cash flow information related to leases for the six months ended September 30, 2019 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$324,783
Financing cash flow paid for finance leases		$7,136

Lease term and Discount Rate
Weighted average remaining lease term (months)	31.7
Operating leases	20.0
Finance leases
Weighted average discount rate
Operating leases	6.25%
Finance leases	3.68%

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Scheduled maturities of operating and finance lease liabilities outstanding as of September 30, 2019 are as follows:

Year	Operating Leases	Finance Leases

2020, for the remaining 6 months	$326,374	$7,673
2021	348,562	$15,347
2022	115,814	2,558
2023	117,638	-
2024	121,167	-
Total Minimum Future Payments	1,029,555	25,578

Less: Imputed Interest	85,149	801

Present Value of Lease Liabilities	$944,406	$24,777

Installment Note

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance a new Enterprise Resource Planning (“ERP”) System project over a term of 60 months at a cost of approximately $375,000. Dimension has a 100% security interest in the licensed software being financed. We estimate the system to be placed in service on April 1, 2020. Upon approval by Company management, Dimension will release progress payments directly to the project consultants as specific project milestones are met. Total progress payments will be made to the vendor over a period of approximately nine months and the Company will be charged financing costs on the amounts preapproved for the project. Payments advanced by Dimension to the project consultant during the three and six months ended September 30, 2019 totaled approximately $176,000. This amount was converted to an installment note which calls for estimated monthly installment payments of approximately $3,530 (including principal and interest) over a 60 month period and bears interest of approximately 7.58%. The initial installment payment was due on October 1, 2019. Total financing charges on the financing arrangement was approximately $7,000 for the three and six months ended September 30, 2019.

LEGAL MATTERS

Management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

NOTE 8 - STOCK OPTIONS

During the six months ended September 30, 2019 the Company issued 100,000 stock options at an exercise price of $.38 to directors as compensation for their service.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For six months ended September 30, 2019: expected dividend yield of 0%, risk-free interest rate of 2.08%, volatility of 112.3% and an expected term of three years.

A summary of stock option activity for the six months ended September 30, 2019 is summarized below:

	September 30, 2019
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,210,000	$0.25
Granted	100,000	$0.38
Exercised	(60,000)	$0.17
Balance at end of period	2,250,000	$0.26

Options exercisable at end of period	2,150,000	$0.25

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following table summarizes information about employee stock options outstanding at September 30, 2019:

Range of Exercise Price	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price
$.03 - $.32	1,570,000	3.7	0.16	1,570,000	0.16
$.38 - $.55	680,000	8.3	0.42	580,000	0.50
*	2,250,000			2,150,000

* Total number of options outstanding as of September 30, 2019 includes 500,000 options issued to five current and two former directors as compensation and 1,150,000 options issue to key employees that were not issued from the Plan.

As of September 30, 2019 there was unrecognized expense of approximately $10,000 remaining on options currently vesting over time with approximately six months remaining until these options are fully vested.

The intrinsic value of vested options as of September 30, 2019 was approximately $134,000.

NOTE 9 – COMMON STOCK ISSUANCES

On June 12, 2019, the Company issued 32,890 shares of its common stock to its Board of Directors valued at $0.38 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2019. The Company recorded director compensation of $0 and $12,500 during the three and six months ended September 30, 2019.

NOTE 10 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and six months ended September 30, 2019 and 2018 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2019	2018	2019	2018

North America	$16,263,563	$21,118,623	$20,877,336	$22,910,537
Europe	3,439,976	3,003,899	3,539,400	3,042,771
Australia	378,303	179,923	474,146	179,923
Others	-	2,500	-	8,225
	$20,081,842	$24,304,945	$24,890,882	$26,141,456

The geographic area of sales was based on the location where the product is delivered.

NOTE 11 –RELATED PARTY TRANSACTIONS

All transactions listed below are related to the Company as they are all with affiliates of our Chairman of the Board, Mr. Phillip Lau.

DUE TO/FROM RELATED PARTIES

On September 30, 2019 and March 31, 2019, in the aggregate the Company had approximately $1,203,000 and $289,000, respectively, due from related parties for goods and services sold to these companies.

On September 30, 2019 and March 31, 2019, the Company had amounts due to related parties in the amounts of approximately $260,000 and $0 for engineering fees, storage and administrative services provided to the Company by these related parties.

Subordinated Related Party Debt

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”). The subordinated debt of approximately $924,000 bears interest at 6% and is scheduled to be paid in quarterly installments of $123,000 which include interest and commenced September 30, 2017 and ending on the debt maturity date of June 30, 2019. There are no provisions to continue accruing interest on the outstanding amount due as of June 30, 2019. The remaining amount due on the subordinated debt of approximately $803,000 and $815,000 were classified as a current liability as of September 30, 2019 and March 31, 2019, respectively on the condensed consolidated balance sheets. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter have not been made since September 2017; however a payment of $25,000 which includes principal and interest, was made during the three and six months ended September 30, 2019. During the three months ended September 30, 2019 and 2018 the Company incurred interest expense of approximately $0 and $7,000 respectively on the related party subordinated debt. During the six months ended September 30, 2019 and 2018 the Company incurred interest expense of approximately $2,000 and $16,000, respectively on the related party subordinated debt.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

TRADE

During the three months ended September 30, 2019 and 2018 the Company sold approximately $778,000 and $1,150,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended September 30, 2019 and 2018 was 23.9% and 30.1%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended September 30, 2019 and 2018 the Company sold approximately $168,000 and $593,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the six months ended September 30, 2019 and 2018 the Company sold approximately $852,000 and $1,150,000, respectively to Winglight at a discounted price similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the six months ended September 30, 2019 and 2018 was 23.7% and 30.1%, respectively. The product was shipped to Cosmo. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the six months ended September 30, 2019 and 2018 the Company sold approximately $239,000 and $638,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE for the three months ended September 30, 2019 and 2018 were approximately $90,000, and $85,000 respectively. The services from SLE for the six months ended September 30, 2019 and 2018 were approximately $191,000 and $181,000 respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Six Months Ended
	September 30,	September 30,
	2019	2018
Reserve for sales returns at beginning of the period	$896,154	$726,000
Provision for estimated sales returns	3,543,813	1,883,366
Sales returns received	(1,209,322)	(1,142,739)

Reserve for sales returns at end of the period	$3,230,645	$1,466,627

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 13 – REFUNDS DUE TO CUSTOMERS

As of September 30, 2019 and March 31, 2019 the amount of refunds due to customers was approximately $1,649,000 and $31,000, respectively. We have received total chargebacks of approximately $1,643,000 for damaged goods received by one major customer in August 2019 (See Note 2 – LIQUIDITY). As such, we have recorded a refund due to the customer of approximately $1,643,000 on the accompanying condensed consolidated balance sheet at September 30, 2019.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended September 30, 2019 and 2018 totaled approximately $18,000 and $17,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the six months ended September 30, 2019 and 2018 totaled approximately $32,000 and $33,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 15 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At September 30, 2019, 84% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2019, 62% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended September 30, 2019, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 36%, 13%, and 11% respectively. For the three months ended September 30, 2018, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 29%, 11% and 11%, respectively.

For the six months ended September 30, 2019, there were two customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from this customer as a percentage of net sales were 43% and 10%, respectively . For the six months ended September 30, 2018, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 28%, 11% and 11%, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three and six months ended September 30, 2019 and 2018:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	71.9%	78.6%	73.4%	78.6%

Gross Profit	28.1%	21.4%	26.6%	21.4%

Operating Expenses
Selling expenses	12.4%	8.3%	12.6%	9.4%
General and administrative expenses	10.0%	5.9%	13.6%	10.2%
Damage claim expense	1.1%	0.0%	0.9%	0.0%
Depreciation and amortization	0.3%	0.4%	0.5%	0.5%

Total Operating Expenses	23.8%	14.6%	27.6%	20.1%

Income (Loss) from Operations	4.3%	6.8%	-1.0%	1.3%

Other Expenses
Interest expense	-0.2%	-0.3%	-0.2%	-0.4%
Financing costs	0.0%	0.0%	0.0%	0.0%

Total Other Expenses	-0.2%	-0.3%	-0.2%	-0.4%

Income (Loss) Before Income Tax (Provision) Benefit	4.1%	6.5%	-1.2%	0.9%

Income Tax (Provision) Benefit	-0.9%	-1.6%	0.2%	0.0%

Net Income (Loss)	3.2%	4.9%	-1.0%	0.9%

QUARTER ENDED SEPTEMBER 30, 2019 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2018

NET SALES

Net sales for the quarter ended September 30, 2019 decreased to approximately $20,082,000 from $24,305,000 a decrease of approximately $4,223,000 as compared to the same period ended September 30, 2018. Sales to our Canadian and UK distributors decreased by approximately $2,743,000 due to excess stock left over from the prior season. In August 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged. As of November 14, 2019, the customer charged us back for the sales value of damaged goods returned to us resulting in a reduction in net sales of approximately $1,534,000 which was the primary reason for the remaining decrease in net sales for the three months ended September 30, 2019.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2019 increased to approximately $5,642,000 from $5,207,000 an increase of approximately $435,000 as compared to the same period in the prior year. There was an increase in gross profit of approximately $1,300,000 due primarily to higher margin yield on the new Carpool Karaoke The Mic product introduced in fiscal 2020. This increase was offset by approximately $500,000 due primarily to the decrease in sales to our Canadian and UK distributors as discussed above in net sales and a decrease of approximately $286,000 in margin due to the reduction in net sales due to the return of damaged goods from a major customer as explained in net sales.

Gross profit margin for the three months ended September 30, 2019 was 28.1% compared to 21.4% for the three months ended September 30, 2018. The sale of Carpool Karaoke The Mic introduced in fiscal 2020 accounted for approximately 4.3 points of the gross profit margin increase with the remaining 2.4 points of margin increase primarily due to the mix of product sold.

OPERATING EXPENSES

For the quarter ended September 30, 2019, total operating expenses increased to approximately $4,783,000 compared to approximately $3,535,000 from the same period in the prior year. This represents an increase in total operating expenses of approximately $1,248,000 from the quarter ended September 30, 2018. Selling expenses increased by approximately $473,000, primarily due to marketing and royalty expenses associated with Carpool Karaoke The Mic. There was an increase in freight costs of approximately $109,000 due to in-bound freight and handling charged by one major customer for the return of damaged goods as explained in net sales.

General and administrative expenses increased by approximately $783,000 to approximately $2,235,000 for the three months ended September 30, 2019 compared to approximately $1,452,000 for the same period ended September 30, 2018. There was an increase of approximately $269,000 in bad debt expense primarily due to recovery of bad debt from the Toys R Us bankruptcy during the three months ended September 30, 2018 of approximately $249,000 compared to no significant recovery of bad debt expenses during the three months ended September 30, 2019. There was approximately $219,000 in administrative expenses relating to the processing of damaged goods received by one major customer as explained in net sales above. Insurance expense increased $135,000 over the same period ending September 30, 2018 due to accounts receivable insurance purchased for a major customer. There was an increase cost of the logistics operation of approximately $100,000 primarily due to expediting of goods received into inventory related to the timing and uncertainty of new tariff assessments with the remaining variance due to other variable administrative expenses.

INCOME FROM OPERATIONS

There was income from operations of approximately $859,000 for the three months ended September 30, 2019 compared to income from operations of approximately $1,672,000 for the three months ended September 30, 2018. The decrease in income from operations of approximately $813,000 was primarily due to the increase in operating expenses offset by the increase in gross profit as explained above.

INCOME TAXES

For the three months ended September 30, 2019 and 2018 the Company recognized an income tax provision of approximately $184,000 and $379,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 18.3% and 23.9%, respectively.

NET INCOME

For the three months ended September 30, 2019 there was net income of approximately $624,000 compared to net income of approximately $1,217,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in Income from Operations and Income Taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2018

NET SALES

Net sales for the six months ended September 30, 2019 decreased to approximately $24,891,000 from $26,141,000 a decrease of approximately $1,250,000 as compared to the same period ended September 30, 2018. Sales to our Canadian and UK distributors decreased by approximately $2,157,000 due to excess stock left over from the prior season. In August 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged. As of November 14, 2019, the customer charged us back for the sales value of damaged goods returned to us resulting in a reduction in net sales of approximately $1,534,000. These decreases in sales were offset by an increase in shipments of the new Carpool Karaoke The Mic product of approximately $2,046,000 to several major customers for the product launch event. The remaining increase in sales of approximately $395,000 was primarily due to the mix of products sold.

GROSS PROFIT

Gross profit for the six months ended September 30, 2019 increased to approximately $6,630,000 from approximately $5,598,000 an increase of approximately $1,032,000 as compared to the same period in the prior year. Almost all of the increase was due to the increased sales and gross profit margin from the new Carpool Karaoke The Mic product.

Gross profit margin for the six months ended September 30, 2019 was 26.6% compared to 21.4% for the six months ended September 30, 2018. The sale of the new Carpool Karaoke The Mic introduced in fiscal 2020 accounted for approximately 3.9 points of the gross profit margin increase with the remaining 1.3 points of margin increase primarily due to the mix of product sold.

OPERATING EXPENSES

For the six months ended September 30, 2019, total operating expenses increased to approximately $6,873,000 compared to approximately $5,258,000 from the same period in the prior year. This represents an increase in total operating expenses of approximately $1,615,000 from the six months ended September 30, 2018. Selling expenses increased by approximately $686,000, primarily due to marketing commission and royalty expenses of approximately $522,000 associated with the Carpool Karaoke The Mic product. There was an increase in freight costs of approximately $109,000 due to in-bound freight and handling charged by one major customer for the return of damaged goods as explained in net sales.

General and administrative expenses increased by approximately $945,000 to approximately $3,606,000 for the six months ended September 30, 2019 compared to approximately $2,661,000 for the same period ended September 30, 2018. There was an increase of approximately $335,000 in bad debt expense primarily due to recovery of bad debt from the Toys R Us bankruptcy during the six months ended September 30, 2018 of approximately $325,000 compared to no significant recovery of bad debt expenses during the three months ended September 30, 2019. Insurance expense increased approximately $135,000 over the same period ending September 30, 2018 due to accounts receivable insurance purchased for a major customer. There was an increase in the cost of the logistics operation of approximately $177,000 primarily due to expediting of goods received into inventory related to the timing and uncertainty of new tariff assessments and special projects. There was approximately $219,000 in administrative expenses relating to the processing of damaged goods received by one major customer as explained in net sales with the remaining variance due to other variable administrative expenses.

(LOSS) INCOME FROM OPERATIONS

There was a loss from operations of approximately $243,000 for the six months ended September 30, 2019 compared to income from operations of approximately $340,000 for the six months ended September 30, 2018. The decrease in income from operations of approximately $583,000 was primarily due to the increase in operating expenses offset by the increase in gross profit as explained above.

INCOME TAXES

For the six months ended September 30, 2019 and 2018 the Company recognized an income tax benefit of approximately $55,000 and an income tax provision of approximately $55,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 18.3% and 23.9%, respectively.

NET (LOSS) INCOME

For the six months ended September 30, 2019 there was a net loss of approximately $245,000 compared to net income of approximately $183,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in (Loss) Income from Operations and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, Singing Machine had cash on hand of approximately $2,255,000 as compared to cash on hand of approximately $211,000 on March 31, 2019. We had working capital of approximately $6,352,000 as of September 30, 2019. Net cash used in operating activities was approximately $2,216,000 for the six months ended September 30, 2019, as compared to approximately $5,400,000 used in operating activities for the same period a year ago. During the six months ended September 30, 2019 there was an increase in accounts receivable of approximately $14,760,000 due to seasonal increase in sales, an increase in inventories of approximately $9,264,000 due to peak seasonal purchases as well as expedited inventory receipts in order to mitigate increased costs due to new tariff assessments. There was an increase in insurance claim receivable of approximately $1,248,000 relating to damaged goods claims from one customer (See Note 2 – LIQUIDITY). These increases in cash used in operating activities were offset by an increase in accounts payable of approximately $16,615,000 due to seasonal purchases of product for the peak season, an increase in reserve for sales returns of approximately $2,334,000 of which approximately $1,100,000 is due to anticipated return of new product from one major customer. There was a decrease in amounts due from PNC bank of approximately $2,237,000 due to excess cash collected in excess of amounts due on the Revolving Credit facility at year end being utilized in peak season operations and an increase in refunds due to customers of approximately $1,617,000 due to chargebacks from one major customer for damaged goods (See Note 2 – LIQUIDITY). These activities accounted for approximately 89% of cash used in operations.

Net cash used in operating activities was approximately $5,400,000 for the six months ended September 30, 2018. During the six months ended September 30, 2018 the Company experienced an increase in inventory of approximately $4,276,000 primarily due to inventory requirements for the upcoming holiday season. Accounts receivable also increased by approximately $19,152,000 due primarily to seasonal increases in customer shipments during the second quarter ended September 30, 2018. These uses of operating cash were offset by operating activities that provided cash including an increase in accounts payable (primarily inventory vendors) of approximately $17,040,000 and a seasonal increase in accrued expenses of approximately $831,000 which were both commensurate with the increase in seasonal sales. These activities accounted for approximately 98% of the cash used in operations with the remaining 2% due to seasonal changes in other operating assets and liabilities.

Net cash used in investing activities for the six months ended September 30, 2019 was approximately $213,000 as compared to approximately $289,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the six months ended September 30, 2019 was approximately $4,472,000 compared to cash provided by financing activities of approximately $6,629,000 for the same period ended of the prior year. We borrowed approximately $4,429,000 from our Revolving Credit Facility for working capital and received approximately $176,000 from a financing arrangement with Dimension Funding to finance implementation of a new Enterprise Resource Planning system. These increases in cash provided by financing activities were offset by payments of finance leases and the bank term note of approximately $132,000.

As of September 30, 2019, we continued to borrow from our Revolving Credit Facility, which provides for a maximum loan amount of $15,000,000 during peak selling season (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and reduces to $7,500,000 during the off-peak season. We believe this credit facility will be adequate to maintain and grow our business during the three-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations. The Revolving Credit Facility expires in July 2020. Management plans to either extend the current Revolving Credit Facility or negotiate a new credit facility on or before the expiration of the current agreement.

As of September 30, 2019 the Company was in default on the Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio in part due to the loss of margin and related expenses associated with the damaged goods received by one major customer in August, 2019. In November 2019, the Company entered into a Forbearance Agreement with PNC Bank National Association (“PNC”) whereby PNC “forbears” taking action it would be entitled to under a default through March 31, 2020 at which time we would renegotiate renewal of the Revolving Credit Facility or obtain alternative financing. The Forebearance Agreement requires, among other matters, the Company to comply with certain conditions and covenants including the following:

●	PNC will implement a $1,000,000 loan availability block.
●	PNC will require an EBITDA hurdles of greater than or equal to $400,000 for the third quarter ending December 31, 2019, of $0 for the six months ending March 31, 2020 and $(83,000) for the twelve months ending March 31, 2020.
●	PNC will charge a loan pricing increase of .5% until March 31, 2020 which would continue until the Company achieves compliance with the original fixed charge coverage ratio test of 1.1:1

Despite the loan additional availability block and EBITDA hurdles required for the third quarter ending December 31, 2019 and the fourth quarter ending March 31, 2020, management remains confident that there is still adequate availability on the Revolving Credit Facility and that ultimately the collection of the insurance claim will satisfy these hurdles and the Company expects to cure these defects prior to the expiration of the current Revolving Credit Facility on July 15, 2020. While management intends to negotiate renewal of the Revolving Credit Facility prior to expiration and is exploring alternate sources of financing, there can be no assurance that these efforts will be successful or that any new terms will be as favorable. If the Company is unable to comply with the conditions of the Forbearance Agreement and eventually comply with the original fixed charge coverage ratio test of 1.1 : 1 it may have a material adverse effect on our ability to meet our financial obligations.

As explained in Note 2 – LIQUIDITY, we have filed insurance claims with our cargo insurance carrier to recover the sales value and expenses associated with damaged goods received by a major customer in August 2019. Due to the significant extent of the damage more time will be required to determine the final claim settlement. While our insurance policy does provide for recovery of the sales value plus additional expenses associated with the damaged goods, if we are unable to collect all or a significant portion of the insurance claim, it may have a material adverse effect on our ability to meet our financial obligations.

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

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 6 – BANK FINANCING in the notes to the condensed consolidated financial statements.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 19, 2019	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

