Form 10-Q
period 2019-12-31
SINGING MACHINE CO INC
filed 2020-02-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	38,557,643 as of February 14, 2020

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$518,608	$211,408
Accounts receivable, net of allowances of $184,120 and $51,096, respectively	7,761,832	1,769,404
Due from PNC Bank	2,447,868	2,236,779
Accounts receivable related party - Cosmo Communications Canada, Inc	38,962	-
Accounts receivable related party - Winglight Pacific, Ltd	1,145,196	288,941
Insurance claim receivable	1,286,158	-
Inventories, net	8,102,914	6,024,311
Prepaid expenses and other current assets	139,680	274,278
Deferred financing costs	6,667	13,333
Total Current Assets	21,447,885	10,818,454

Property and equipment, net	844,246	522,910
Deferred financing costs, net of current portion	-	3,333
Deferred tax assets	1,052,999	758,366
Operating Leases - right of use assets	710,961	-
Other non-current assets	23,059	90,082
Total Assets	$24,079,150	$12,193,145

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,584,894	$842,708
Accrued expenses	2,605,128	950,773
Current portion of bank term note payable	-	125,000
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	-
Due to related party - Starlight Electronics Co., Ltd	281,700	-
Due to related party - Starlight R&D, Ltd.	103,572	-
Refunds due to customers	510,833	31,075
Reserve for sales returns	4,546,317	896,154
Current portion of finance leases	14,816	14,414
Current portion of installment notes	49,016	-
Current portion of operating lease liabilities	445,322	-
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	802,659	815,367
Total Current Liabilities	15,958,657	3,675,491

Finance leases, net of current portion	6,340	17,499
Installment notes, net of current portion	227,520	-
Operating lease liabilities, net of current portion	349,880	-
Total Liabilities	16,542,397	3,692,990

Commitments and Contingencies

Shareholders’ Equity
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,557,643 and 38,464,753 shares issued and outstanding, respectively	385,577	384,647
Additional paid-in capital	19,724,040	19,687,264
Subscriptions receivable	-	(2,200)
Accumulated deficit	(12,572,864)	(11,569,556)
Total Shareholders’ Equity	7,536,753	8,500,155
Total Liabilities and Shareholders’ Equity	$24,079,150	$12,193,145

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Net Sales	$15,519,516	$19,452,450	$40,410,398	$45,593,906

Cost of Goods Sold	11,486,520	13,826,176	29,747,376	34,369,467

Gross Profit	4,032,996	5,626,274	10,663,022	11,224,439

Operating Expenses
Selling expenses	3,402,717	2,236,777	6,550,139	4,698,141
General and administrative expenses	1,442,192	1,524,810	5,048,517	4,185,579
Depreciation	77,161	64,357	196,210	200,138
Total Operating Expenses	4,922,070	3,825,944	11,794,866	9,083,858

(Loss) Income from Operations	(889,074)	1,800,330	(1,131,844)	2,140,581

Other Expenses
Interest expense	(105,583)	(139,729)	(156,097)	(235,290)
Finance costs	(3,334)	(3,333)	(10,000)	(10,000)
Total Other Expenses	(108,917)	(143,062)	(166,097)	(245,290)

(Loss) Income Before Income Tax Benefit (Provision)	(997,991)	1,657,268	(1,297,941)	1,895,291

Income Tax Benefit (Provision)	240,042	(367,255)	294,633	(422,000)

Net (Loss) Income	$(757,949)	$1,290,013	$(1,003,308)	$1,473,291

Net (Loss) Income per Common Share
Basic	$(0.02)	$0.03	$(0.03)	$0.04
Diluted	$(0.02)	$0.03	$(0.03)	$0.04

Weighted Average Common and Common
Equivalent Shares:
Basic	38,557,643	38,384,753	38,524,698	38,315,395
Diluted	38,557,643	39,459,369	38,524,698	39,397,875

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities
Net (loss) income	$(1,003,308)	$1,473,291
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	196,210	200,138
Amortization of deferred financing costs	9,999	10,000
Change in inventory reserve	150,000	(56,780)
Change in allowance for bad debts	133,024	162,198
Stock based compensation	27,506	42,879
Change in net deferred tax assets	(294,633)	422,001
Changes in operating assets and liabilities:
Accounts receivable	(6,125,452)	(9,697,203)
Due from PNC Bank	(211,089)	6,212
Accounts receivable - related parties	(895,217)	(515,580)
Insurance receivable	(1,286,158)	-
Inventories	(2,228,603)	2,475,145
Prepaid expenses and other current assets	134,598	25,587
Other non-current assets	67,023	(516)
Accounts payable	5,742,186	1,744,862
Accrued expenses	1,780,393	1,036,699
Due to related parties	399,672	293,717
Refunds due to customers	479,758	(445,484)
Reserve for sales returns	3,650,163	1,324,486
Operating lease liabilities, net of operating leases - right of use assets	(41,797)	-
Net cash provided by (used in) operating activities	684,275	(1,498,348)
Cash flows from investing activities
Purchase of property and equipment	(517,546)	(288,740)
Net cash used in investing activities	(517,546)	(288,740)
Cash flows from financing activities
Net proceeds from revolving line of credit	-	2,931,118
Proceeds from installment notes	283,840	-
Payments on installment notes	(7,304)	-
Proceeds from subscription receivable	2,200	-
Proceeds from exercise of stock options	10,200	6,400
Payment of bank term note	(125,000)	(375,000)
Payment on subordinated debt - related party	(12,708)	-
Payments on finance leases	(10,757)	(8,093)
Net cash provided by financing activities	140,471	2,554,425
Net change in cash	307,200	767,337

Cash at beginning of period	211,408	813,908
Cash at end of period	$518,608	$1,581,245

Supplemental disclosures of cash flow information:
Cash paid for interest	$167,954	$215,501
Equipment purchased under capital lease	$-	$43,527
Operating leases - right of use assets initial adoption	$1,108,330	$-
Operating lease liabilities - initial adoption	$1,234,368	$-

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at September 30, 2019	-	$-	38,557,643	$385,577	$19,719,038	$-	$(11,814,915)	$8,289,700

Net Loss							(757,949)	(757,949)
Employee compensation-stock option					5,002			5,002

Balance at December 31, 2019	-	$-	38,557,643	$385,577	$19,724,040	$-	$(12,572,864)	$7,536,753

Balance at September 30, 2018	-	$-	38,384,753	$383,847	$19,662,766	$-	$(12,017,825)	$8,028,788

Net lncome							1,290,013	1,290,013
Employee compensation-stock option					9,549			9,549

Balance at December 31, 2018	-	$-	38,384,753	$383,847	$19,672,315	$-	$(10,727,812)	$9,328,350

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended December 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at March 31, 2019	-	$-	38,464,753	$384,648	$19,687,263	$(2,200)	$(11,569,556)	$8,500,155

Net Loss							(1,003,308)	(1,003,308)
Employee compensation-stock option					15,006			15,006
Collection of subscription receivable						2,200		2,200
Exercise of stock options			60,000	600	9,600			10,200
Issuance of common stock - directors			32,890	329	12,171			12,500

Balance at December 31, 2019	-	$-	38,557,643	$385,577	$19,724,040	$-	$(12,572,864)	$7,536,753

Balance at March 31, 2018	-	$-	38,282,028	$382,820	$19,624,063	$-	$(12,201,103)	$7,805,780

Net Income							1,473,291	1,473,291
Employee compensation-stock option					30,379			30,379
Exercise of stock options			80,000	800	5,600			6,400
Director fees			22,725	227	12,273			12,500

Balance at December 31, 2018	-	$-	38,384,753	$383,847	$19,672,315	$-	$(10,727,812)	$9,328,350

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

NOTE 2 – LIQUIDITY

In August 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged. Upon inspection of the damaged goods by insurance surveyors it was their opinion that the source of the damage was due to moisture in the pallets provided by the factory which caused significant condensation and consequently water damage to the merchandise. Actual damage to the goods occurred while the goods were in transit. We have filed insurance claims on our cargo insurance policy which does provide for recovery of the sales value plus additional expenses associated with the damaged goods. For the three months ended December 31, 2019, the customer charged us back a total of approximately $48,000 for damaged goods consisting of sales value of approximately $46,000 which was recorded as a reduction in net sales and approximately $2,000 in survey fees which were expensed as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations. For the nine months ended December 31, 2019, the customer charged us back a total of approximately $1,691,000 for damaged goods consisting of sales value of approximately $1,580,000 which was recorded as a reduction in net sales, approximately $109,000 in freight charges which were expensed as a component of sales and marketing expenses and approximately $2,000 in survey fees which were expensed as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations. For the three and nine months ended December 31, 2019 we have incurred additional related expenses of approximately $127,000 and $346,000, respectively that were included as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations. We continue to gather the relevant information required to complete the insurance claims, however due to the significant extent of the damage more time will be required by the underwriter to determine the final claim settlement. As such, we have recorded a refund due to the customer of approximately $510,000 which reflects approximately $1,691,000 of chargebacks by the customer less approximately $1,181,000 the customer has deducted on payment remittances to the Company as of December 31, 2019. We recognized an insurance claim receivable of approximately $1,286,000 (the approximate cost of the damaged goods returned that will be destroyed) on the accompanying condensed consolidated balance sheet at December 31, 2019. The timing of the collection of this insurance claim receivable remains uncertain at this time.

As of December 31, 2019 the Company was in default on the Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio in part due to the loss of margin and expenses associated with the damaged goods discussed above as well as a loss from operations. In November 2019, the Company entered into a Forbearance Agreement with PNC Bank, National Association (“PNC”) whereby PNC “forbears” taking action it would be entitled to under a default through March 31, 2020 at which time we would renegotiate renewal of the Revolving Credit Facility or obtain alternative financing.

●	PNC implemented a $1,000,000 loan availability block.

●	PNC required an EBITDA hurdle greater than or equal to $400,000 for the third quarter ending December 31, 2019 and requires EBITDA of $0 for the six months ending March 31, 2020 and $(83,000) for the twelve months ending March 31, 2020.

●	PNC implemented loan pricing increase of .5% until March 31, 2020 which will continue until the Company achieves compliance with the original fixed charge coverage ratio test of 1.1:1.

As of December 31, 2019 the Company did not meet the required EBITDA hurdle of greater than or equal to $400,000 for the third quarter ended December 31, 2019 and is unlikely to meet the remaining hurdles of the Forbearance Agreement for the fiscal year ending March 31, 2020. As of December 31, 2019 the Revolving Credit Facility has no outstanding balance and there have been no further actions by PNC to exercise any of their options afforded to them as per the terms of the Revolving Credit Facility.

For the nine months ended December 31, 2019, the Company incurred a net loss of approximately $1,003,000 compared to net income of approximately $1,473,000 for the nine months ended December 31, 2018. The Company expects cash flows from operations as well as other financing resources to be adequate to satisfy working capital requirements for at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued. The Company plans to supplement cash flows from operations from several activities and resources including the following:

●	Reduce operating expenses.

●	Continue to negotiate renewal of the existing Revolving Credit Facility with PNC Bank prior to its expiration on July 15, 2020.

●	Continuing discussions for alternative financing arrangements with several financial institutions.

●	Utilize “dynamic discount” programs offered by several of the Company’s major customers which allow for accelerated payment of invoices in exchange for an early pay discount.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

There can be no assurances that any of the above actions can be accomplished or that financing will be available on acceptable terms. If the Company is unable to obtain financing or continues to experience sustained losses from operations this would have a material adverse effect on its ability to meet its financial obligations when due.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended December 31, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at December 31, 2019 and March 31, 2019 are approximately $426,000 and $211,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of December 31, 2019 and March 31, 2019 the estimated amounts for these future inventory returns were approximately $2,444,000 and $599,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of December 31, 2019 and March 31, 2019 the Company had inventory reserves of approximately $404,000 and $254,000 respectively for estimated excess and obsolete inventory.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

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

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 10).

The Company generally does not allow products to be returned other than return allowance programs for goods returned to the customer for various reasons and accordingly records a sales return reserve based on historic return amounts, events as identified and management estimates.

The Company’s reserve for sales returns were approximately $4,546,000 and $896,000 as of December 31, 2019 and March 31, 2019, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

Revenue is derived from four different major product lines. Disaggregated revenue from these product lines for the three and nine months ended December 31, 2019 and 2018 consisted of the following:

Revenue by Product Line
	Three Months Ended		Nine Months Ended
Product Line	12/31/2019	12/31/2018	12/31/2019	12/31/2018

Classic Karaoke Machines	$10,336,078	$10,740,373	$29,067,908	$28,014,115
Download Karaoke Machines	3,636,057	7,343,426	5,534,065	12,750,096
SMC Kids Toys	339,577	334,150	967,939	2,036,623
Music and Accessories	1,207,804	1,034,501	4,840,486	2,793,072

Total Net Sales	$15,519,516	$19,452,450	$40,410,398	$45,593,906

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended December 31, 2019 and 2018 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2019 and 2018, the stock option expense was approximately $5,000 and $10,000, respectively. For the nine months ended December 31, 2019 and 2018, the stock option expense was $15,000 and $30,000, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicate that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense, which is included as a component of selling expenses on the accompanying condensed consolidated statements of operations, for the three months ended December 31, 2019 and 2018 was approximately $2,040,000 and $1,328,000, respectively. Advertising expense for the nine months ended December 31, 2019 and 2018 was approximately $3,820,000 and $2,877,000, respectively. As of December 31, 2019 and March 31, 2019 there was an accrual for cooperative advertising allowances of $1,689,000 and $185,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of operations. For the three months ended December 31, 2019 and 2018, these amounts totaled approximately $13,000 and $27,000, respectively. For the nine months ended December 31, 2019 and 2018, these amounts totaled approximately $36,000 and $64,000 respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the nine months ended December 31, 2019 and 2018 we estimated our effective tax rate to be approximately 22%. As of December 31, 2019 and March 31, 2019, the Company had gross deferred tax assets of approximately $1,053,000 and $758,000, respectively. The Company recorded an income tax benefit of approximately $240,000 and an income tax provision of approximately $367,000 for the three months ended December 31, 2019 and 2018, respectively. The Company recorded an income tax benefit of approximately $295,000 and an income tax provision of $422,000 for the nine months ended December 31, 2019 and 2018, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2019, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

Income (loss) per common share is computed by dividing net income (loss) by the weighted average of common shares outstanding during the period. As of December 31, 2019 and 2018 total potential dilutive shares from common stock options amounted to approximately 2,250,000 and 2,350,000 shares, respectively. These shares were not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2019 because their effect was anti-dilutive. These shares were included in the computation of diluted earnings per share for the three and nine months ended December 31, 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). Among several issues addressed in this ASU, there was one area that may potentially affect the Company’s calculations of interim income tax provision or benefit. The guidance specifies that an entity should apply the annual effective tax rate to the year-to date income or loss as long as the tax benefits for any losses are expected to be realized during the year or would be recognizable as a deferred tax asset at the end of the year eliminating the requirement of a valuation allowance for that interim period. There is specific guidance for circumstances in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated ordinary loss for the year, which is an exception to the general guidance in Subtopic 740-270. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the potential effects of this updated guidance on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 for smaller reporting companies are effective for fiscal years beginning after April 1, 2023 including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our consolidated financial statements and related disclosures.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

NOTE 4 - INVENTORIES, NET

Inventories are comprised of the following components:

	December 31, 2019	March 31, 2019

Finished Goods	$6,062,661	$5,679,245
Estimated Amount of Future Returns	2,444,253	599,066
Subtotal	8,506,914	6,278,311
Less:Inventory Reserve	404,000	254,000

Inventories, net	$8,102,914	$6,024,311

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2019	2019

Computer and office equipment	5 years	$444,935	$140,575
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	195,401	209,419
Molds and tooling	3-5 years	1,680,022	1,466,837
		2,418,768	1,915,241
Less: Accumulated depreciation		1,574,522	1,392,331
		$844,246	$522,910

Depreciation expense for the three months ended December 31, 2019 and 2018 was approximately $77,000 and $64,000, respectively. Depreciation expense for the nine months ended December 31, 2019 and 2018 was approximately $196,000 and $200,000, respectively.

NOTE 6 – BANK FINANCING

Revolving Credit Facility

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC for an additional three years expiring on July 15, 2020. The outstanding loan balance cannot exceed $15,000,000 during peak selling season between August 1 and December 31 (with the ability of the Company to request an additional $5,000,000 of availability during peak selling season if required) and is reduced to a maximum of $7,500,000 between January 1 and July 31. At December 31, 2019 and March 31, 2019, the outstanding balance was approximately $0 and $0, respectively, on the Revolving Credit Facility. As of December 31, 2019, there was approximately $15,000,000 available to borrow on the Revolving Credit Facility, assuming compliance with the limits and covenants as discussed below. Usage under the Revolving Credit Facility shall not exceed the sum of the following (the “Borrowing Base”):

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

As of December 31, 2019 the Company remained in default on the Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio in part due to the loss of margin and related expenses associated with the damaged goods received by one major customer in August, 2019. In November 2019, the Company entered into a Forbearance Agreement with PNC whereby PNC “forbears” taking action it would be entitled to under a default through March 31, 2020 and would continue forbearance actions provided the Company continued to meet compliance with certain conditions (See Note 2 – LIQUIDITY).

As of December 31, 2019 the Company did not meet the required conditions of the Forbearance Agreement and is unlikely to meet the remaining hurdles of the Forbearance Agreement for the fiscal year ending March 31, 2020. As of December 31, 2019 the Revolving Credit Facility has no outstanding balance and there have been no further actions by PNC to exercise any of their options afforded to them as per the terms of the Revolving Credit Facility.

Prior the Forbearance Agreement interest on the Revolving Line of Credit was accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. Upon execution of the Forbearance Agreement there was a pricing rate increase of .5% on the ..75% per annum rate and the PNC LIBOR Rate plus 2.75% (See Note 2 – LIQUIDITY). There is an unused facility fee equal to ..375% per annum on the unused portion of the Revolving Credit Facility which will be calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the three months ended December 31, 2019 and 2018 the Company incurred interest expense of approximately $86,000 and $100,000, respectively, on amounts borrowed against the Revolving Credit Facility. During the nine months ended December 31, 2019 and 2018, the Company incurred interest expense of approximately $119,000 and $155,000, respectively on amounts borrowed against the Revolving Credit Facility. During the three months ended December 31, 2019 and 2018, the Company incurred an unused facility fee of approximately $10,000 and $8,000, respectively on the unused portion of the Revolving Credit Facility. During the nine months ended December 31, 2019 and 2018, the Company incurred an unused facility fee of approximately $30,000 and $23,000, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit is secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ foreign subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility is also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $803,000. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and are being amortized over the term of the agreement. During the three months ended December 31, 2019 and 2018, the Company incurred amortization expense of approximately $3,000 associated with the amortization of deferred financing costs from the original Revolving Credit Facility. During the nine months ended December 31, 2019 and 2018 the Company incurred amortization expense of approximately $10,000 associated with the amortization of deferred financing costs from the original Revolving Credit Facility.

Subordinated Related Party Debt

The subordination agreement was amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision has also been made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017 and ending on the debt maturity date of June 30, 2019. There are no provisions to continue accruing interest on the outstanding principal amount due as of June 30, 2019. Payments of $123,000 are only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that cannot be made as a result of the foregoing prohibition, including payments after the scheduled maturity date, shall not be deemed an Event of Default and can be made as soon as the Company is able to demonstrate that it meets the liquidity requirements defined above. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter have not been made since September 2017 due to the Company not meeting these requirements; a payment of $123,000 which includes principal and interest, was not made during the three months ended December 31, 2019. A payment of $25,000 was made in August 2019 with approximately $12,500 paying down the principal and approximately $12,500 paying interest due. During the three months ended December 31, 2019 and 2018, the Company incurred interest expense of approximately $0 and $7,000 respectively on the related party subordinated debt. During the nine months ended December 31, 2019 and 2018, the Company incurred interest expense of approximately $0 and $20,000, respectively on the related party subordinated debt. As of December 31, 2019 and March 31, 2019, the remaining amount due on the subordinated related party debt was approximately $803,000 and $815,000, respectively.

Bank Term Note

The Company repaid the final $125,000 installment of a term loan with PNC which originated in fiscal year 2018.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

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

Supplemental balance sheet information related to leases as of December 31, 2019 is as follows:

Assets:
Operating lease - right-of-use assets	$710,961
Finance leases as a component of property and equipment, net of accumulated depreciation of $10,363	33,163
Liabilities
Current
Current portion of operating leases	$445,322
Current portion of finance leases	14,816
Noncurrent
Operating lease liabilities, net of current portion	$349,880
Finance leases, net of current portion	6,340

Supplemental statement of operations information related to leases for the three and nine months ended December 31, 2019 is as follows:

	Three Months Ended	Nine Months Ended
	December 31 2019	December 31 2019
Operating lease expense as a component of general and administrative expenses	$148,725	$446,173
Finance lease cost
Depreciation of leased assets as a component of depreciation	$1,554	$4,664
Interest on lease liabilities as a component of interest expense	$217	$750

Supplemental cash flow information related to leases for the nine months ended December 31, 2019 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$487,971
Financing cash flow paid for finance leases		$10,757

Lease term and Discount Rate
Weighted average remaining lease term (months)	32.6
Operating leases	17.0
Finance leases
Weighted average discount rate
Operating leases	6.25%
Finance leases	3.68%

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

Scheduled maturities of operating and finance lease liabilities outstanding as of December 31, 2019 are as follows:

Year	Operating Leases	Finance Leases

2020, for the remaining 3 months	$163,179	$3,837
2021	348,531	15,347
2022	115,812	2,558
2023	117,638	-
2024	121,167	-
Total Minimum Future Payments	866,327	21,741

Less: Imputed Interest	71,125	585

Present Value of Lease Liabilities	$795,202	$21,156

Installment Notes

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance a new Enterprise Resource Planning (“ERP”) System project over a term of 60 months at a cost of approximately $375,000. Dimension has a 100% security interest in the licensed software being financed. We estimate the system to be placed in service on April 1, 2020. Upon approval by Company management, Dimension released progress payments directly to the project consultants as specific project milestones were met.

Total progress payments will be made to the vendor over a period of approximately nine months and the Company will be charged financing costs on the amounts preapproved for the project. Payments advanced by Dimension to the project consultant during the three months ended December 31, 2019 totaled approximately $108,000. Payments advanced by Dimension to the project consultant during the nine months ended December 31, 2019 totaled approximately $284,000. As of December 31, 2019 these advances were converted to installment notes which call for estimated monthly installment payments of approximately $5,785 (including principal and interest) over a 60 month period and bear interest of approximately 8.2%. As of December 31, 2019 the total principal amount outstanding on the installment notes was approximately $276,000 of which approximately $49,000 is classified as a current liability and approximately $227,000 is classified as a long-term liability on the accompanying condensed consolidated balance sheet. Total interest expense on the installment notes was approximately $3,000, and $10,000 for the three and nine months ended December 31, 2019.

LEGAL MATTERS

Management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

NOTE 8 - STOCK OPTIONS

During the nine months ended December 31, 2019 the Company issued 100,000 stock options at an exercise price of $.38 to directors as compensation for their service.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For nine months ended December 31, 2019: expected dividend yield of 0%, risk-free interest rate of 2.08%, volatility of 112.3% and an expected term of three years.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

A summary of stock option activity for the nine months ended December 31, 2019 is summarized below:

	December 31, 2019
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,210,000	$0.25
Granted	100,000	$0.38
Exercised	(60,000)	$0.17
Balance at end of period	2,250,000	$0.26

Options exercisable at end of period	2,150,000	$0.25

The following table summarizes information about employee stock options outstanding at December 31, 2019:

Range of Exercise Price	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
$.03 - $.32	1,570,000	3.5	$0.16	1,570,000	$0.16
$.38 - $.55	680,000	8.1	$0.42	580,000	$0.50
*	2,250,000			2,150,000

* Total number of options outstanding as of December 31, 2019 includes 500,000 options issued to five current and two former directors as compensation and 1,150,000 options issue to key employees that were not issued from the Plan.

As of December 31, 2019 there was unrecognized expense of approximately $5,000 remaining on options currently vesting over time with approximately three months remaining until these options are fully vested.

The intrinsic value of vested options as of December 31, 2019 was approximately $134,000.

NOTE 9 – COMMON STOCK ISSUANCES

On June 12, 2019, the Company issued 32,890 shares of its common stock to its Board of Directors valued at $0.38 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2019. The Company recorded director compensation of $0 and $12,500 during the three and nine months ended December 31, 2019, respectively.

NOTE 10 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and nine months ended December 31, 2019 and 2018 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2019	2018	2019	2018

North America	$14,087,271	$18,627,982	$34,964,607	$41,704,128
Europe	1,396,148	679,499	4,935,548	3,657,429
Australia	36,097	100,768	510,243	179,923
Others	-	44,201	-	52,426
	$15,519,516	$19,452,450	$40,410,398	$45,593,906

The geographic area of sales was based on the location where the product is delivered.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

NOTE 11 –RELATED PARTY TRANSACTIONS

All transactions listed below are related to the Company as they are all with affiliates of our Chairman of the Board, Mr. Phillip Lau.

DUE TO/FROM RELATED PARTIES

On December 31, 2019 and March 31, 2019, in the aggregate the Company had approximately $1,184,000 and $289,000, respectively, due from related parties for goods and services sold to these companies.

On December 31, 2019 and March 31, 2019, the Company had amounts due to related parties in the amounts of approximately $400,000 and $0 for facility fees, storage and administrative services provided to the Company by these related parties.

Subordinated Related Party Debt

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”). The subordinated debt of approximately $924,000 bears interest at 6% and is scheduled to be paid in quarterly installments of $123,000 which include interest and commenced September 30, 2017 and ending on the debt maturity date of June 30, 2019. There are no provisions to continue accruing interest on the outstanding amount due as of June 30, 2019. The remaining amount due on the subordinated debt of approximately $803,000 and $815,000 were classified as a current liability as of December 31, 2019 and March 31, 2019, respectively on the condensed consolidated balance sheets. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter have not been made since September 2017; however a payment of $25,000 which includes principal and interest, was made during the nine months ended December 31, 2019. During the three months ended December 31, 2019 and 2018 the Company incurred interest expense of approximately $0 and $4,000 respectively on the related party subordinated debt. During the nine months ended December 31, 2019 and 2018 the Company incurred interest expense of approximately $0 and $20,000, respectively on the related party subordinated debt.

TRADE

During the three months ended December 31, 2019 and 2018 the Company sold approximately $0 and $33,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended December 31, 2019 and 2018 was NA and 23.9%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended December 31, 2019 and 2018 the Company sold approximately $45,000 and $16,000 respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the nine months ended December 31, 2019 and 2018 the Company sold approximately $852,000 and $1,183,000, respectively to Winglight at a discounted price similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the nine months ended December 31, 2019 and 2018 was 23.7% and 30.0%, respectively. The product was shipped to Cosmo. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the nine months ended December 31, 2019 and 2018 the Company sold approximately $284,000 and $655,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE for the three months ended December 31, 2019 and 2018 were approximately $91,000, and $87,000 respectively. The services from SLE for the nine months ended December 31, 2019 and 2018 were approximately $282,000 and $268,000 respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

December 31, 2019

(Unaudited)

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in the reserve for sales returns on the condensed consolidated balance sheets.

Changes in the Company’s reserve for sales returns are presented in the following table:

	December 31, 2019	December 31, 2018
Reserve for sales returns at beginning of the period	$896,154	$726,000
Provision for estimated sales returns	6,757,115	3,235,305
Sales returns received	(3,106,951)	(1,910,819)

Reserve for sales returns at end of the period	$4,546,317	$2,050,486

NOTE 13 – REFUNDS DUE TO CUSTOMERS

As of December 31, 2019 and March 31, 2019 the amount of refunds due to customers was approximately $510,000 and $31,000, respectively Refunds due to customers at December 31, 2019 are due to one major customer which reflects approximately $1,691,000 of chargebacks less approximately $1,181,000 that the customer has deducted on payment remittances to the Company as of December 31, 2019. (See Note 2 – LIQUIDITY).

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended December 31, 2019 and 2018 totaled approximately $15,000 and $18,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the nine months ended December 31, 2019 and 2018 totaled approximately $47,000 and $51,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 15 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At December 31, 2019, 74% of accounts receivable were due from five customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2019, 62% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended December 31, 2019, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 27%, 17%, 13%, and 12% respectively. For the three months ended December 31, 2018, there were five customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 34%, 17%, 16%, 13% and 13%, respectively.

For the nine months ended December 31, 2019, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 39%, 13% and 10% respectively. For the nine months ended December 31, 2018, there were five customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 37%, 14%, 13%, 12% and 10%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this quarterly report. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part II, Item 1A, “Risk Factors”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three and nine months ended December 31, 2019 and 2018:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	74.0%	71.1%	73.6%	75.4%

Gross Profit	26.0%	28.9%	26.4%	24.6%

Operating Expenses
Selling expenses	21.9%	11.5%	16.2%	10.3%
General and administrative expenses	9.3%	7.9%	12.5%	9.2%
Depreciation and amortization	0.5%	0.3%	0.5%	0.4%

Total Operating Expenses	31.7%	19.7%	29.2%	19.9%

Income from Operations	-5.7%	9.2%	-2.8%	4.7%

Other Expenses
Interest expense	-0.7%	-0.7%	-0.4%	-0.5%
Financing costs	0.0%	0.0%	0.0%	0.0%

Total Other Expenses	-0.7%	-0.7%	-0.4%	-0.5%

Income Before Income Tax Provision	-6.4%	8.5%	-3.2%	4.2%

Income Tax Provision	1.5%	-1.9%	0.7%	-1.0%

Net Income	-4.9%	6.6%	-2.5%	3.2%

See notes to the condensed consolidated financial statements

QUARTER ENDED DECEMBER 31, 2019 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2018

NET SALES

Net sales for the quarter ended December 31, 2019 decreased to approximately $15,520,000 from $19,452,000 a decrease of approximately $3,932,000 as compared to the same period ended December 31, 2018. There was a decrease in sales of approximately $512,000 to our UK distributor and a decrease of sales to one major customer of approximately $1,596,000 both of whom ended the prior year with excess inventory and reduced purchases during the quarter ended December 31, 2019. The remaining decrease of approximately $1,824,000 was primarily due to additional sales adjustments required for the estimated returns of the new Carpool Karaoke The Mic (“CPK”) product of approximately $532,000 that did not sell as well as projected and estimated additional returns of core product due to a disappointing holiday season for the consumer electronics and toy industries in general.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2019 decreased to approximately $4,033,000 from $5,626,000 a decrease of approximately $1,593,000 as compared to the same period in the prior year. Approximately $1,136,000 of the decrease was commensurate with the drop in net sales. The remaining decrease was primarily due to the increased sales adjustments required for estimated returns of both the CPK products and core products.

Gross profit margin for the three months ended December 31, 2019 was 26.0% compared to 28.9% for the three months ended December 31, 2018. The additional reserve accrual for estimated returns of CPK product contributed approximately 1.6 margin points of the decrease due to the significantly higher margin yield of this product. The remaining 1.3 margin point decrease was primarily due the margin yield on the estimated mix of excess core product to be returned by customers.

OPERATING EXPENSES

For the quarter ended December 31, 2019, total operating expenses increased to approximately $4,922,000 compared to approximately $3,826,000 from the same period in the prior year. This represents an increase in total operating expenses of approximately $1,096,000 from the quarter ended December 31, 2018. Selling expenses increased by approximately $1,166,000, of which approximately $559,000 was due to an increase in advertising allowances granted to major customers to assist in sales of inventories during peak season, approximately $314,000 was due to marketing and royalty expenses associated with the CPK product with the remaining variance primarily due to additional expenses in freight related to the increase in returned goods.

General and administrative expenses decreased by approximately $83,000 to approximately $1,442,000 for the three months ended December 31, 2019 compared to approximately $1,525,000 for the same period ended December 31, 2018 primarily due to the reversal of an accrual for unexercised and expired stock warrants issued to an investment banking firm previously expensed at a fair market value of approximately $101,000 in a prior year.

(LOSS) INCOME FROM OPERATIONS

There was a loss from operations of approximately $889,000 for the three months ended December 31, 2019 compared to income from operations of approximately $1,800,000 for the three months ended December 31, 2018. The decrease in income from operations of approximately $2,689,000 was primarily due to the decrease in gross profit and increase in selling expenses as explained above.

INCOME TAXES

For the three months ended December 31, 2019 and 2018 the Company recognized an income tax benefit of approximately $240,000 and an income tax provision of approximately $367,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 22.7% and 22.0%, respectively.

NET (LOSS) INCOME

For the three months ended December 31, 2019 there was a net loss of approximately $758,000 compared to net income of approximately $1,290,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in (Loss) Income from Operations and Income Taxes.

NINE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2018

NET SALES

Net sales for the nine months ended December 31, 2019 decreased to approximately $40,410,000 from $45,594,000 a decrease of approximately $5,184,000 as compared to the same period ended December 31, 2018. There were decreases in sales of approximately $1,990,000 to our UK distributor and approximately $1,237,000 to one major customer both of whom ended the prior year with excess inventory and reduced purchases during the nine months ended December 31, 2019. There was a reduction in net sales of approximately $1,596,000 to one major customer who charged the Company back for goods shipped direct import that were damaged in transit (See Note 2 – LIQUIDITY). The remaining decrease of was primarily due to additional sales adjustments required for the estimated returns of the new CPK and core product.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2019 decreased to approximately $10,663,000 from approximately $11,224,000 a decrease of approximately $561,000 as compared to the same period in the prior year. The decrease in sales accounted for a decrease in gross profit of approximately $1,275,000. There was an increase in the cost of our microphone products of approximately $104,000 due to the late season 15% tariff assessment that we were unable to pass on to the customer. These decreases in gross profit were offset by approximately $893,000 the high margin yield of CPK product that was sold with the remaining variance due to margin yield on mix of other products sold.

Gross profit margin for the nine months ended December 31, 2019 was 26.4% compared to 24.6% for the nine months ended December 31, 2018. The sale of the new CPK product introduced in fiscal 2020 accounted for approximately 2.2 points of the gross profit margin increase with the remaining .4 points of margin decrease primarily due to the mix of other products sold.

OPERATING EXPENSES

For the nine months ended December 31, 2019, total operating expenses increased to approximately $11,795,000 compared to approximately $9,084,000 from the same period in the prior year. This represents an increase in total operating expenses of approximately $2,711,000 from the nine months ended December 31, 2018. Selling expenses increased by approximately $1,852,000, primarily due to discretionary marketing expenses, commission and royalty expenses of approximately $806,000 primarily associated with the launch and sale of the CPK product. There was an increase in advertising allowance expense of approximately $580,000 as incremental co-op advertising was required to help customers sell through stock of CPK and core product due to lagging performance in holiday sales for the consumer electronics and toy industries in general. There was an increase in freight costs of approximately $109,000 due to in-bound freight and handling charged by one major customer for the return of damaged goods as explained in net sales.

General and administrative expenses increased by approximately $863,000 to approximately $5,049,000 for the nine months ended December 31, 2019 compared to approximately $4,186,000 for the same period ended December 31, 2018. There was an increase of approximately $295,000 in bad debt expense primarily due to recovery of bad debt from the Toys R Us bankruptcy during the nine months ended December 31, 2018 of approximately $325,000 compared to no significant recovery of bad debt expenses during the nine months ended December 31, 2019. Insurance expense increased approximately $135,000 over the same period ending December 31, 2018 due to accounts receivable insurance purchased for a major customer. There was approximately $346,000 in administrative expenses relating to the processing of damaged goods received by one major customer as explained in net sales with the remaining variance due to other variable administrative expenses.

(LOSS) INCOME FROM OPERATIONS

There was a loss from operations of approximately $1,132,000 for the nine months ended December 31, 2019 compared to income from operations of approximately $2,141,000 for the nine months ended December 31, 2018. The decrease in income from operations of approximately $3,273,000 was primarily due the decrease in gross profit and increase in selling and general administrative expenses as explained above.

INCOME TAXES

For the nine months ended December 31, 2019 and 2018 the Company recognized an income tax benefit of approximately $295,000 and an income tax provision of approximately $422,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 22.7% and 22.0%, respectively.

NET (LOSS) INCOME

For the nine months ended December 31, 2019 there was a net loss of approximately $1,003,000 compared to net income of approximately $1,473,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in (Loss) Income from Operations and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, the Company had cash on hand of approximately $519,000 as compared to cash on hand of approximately $211,000 on March 31, 2019. We had working capital of approximately $5,489,000 as of December 31, 2019. Net cash provided by operating activities was approximately $684,000 for the nine months ended December 31, 2019, as compared to approximately $1,498,000 used in operating activities for the same period a year ago. During the nine months ended December 31, 2019 there was an increase in accounts payable of approximately $5,742,000 partially due to pending resolution and payment of the related insurance claim filed (See Note 2 – LIQUIDITY). There was an increase in reserves for sales returns of approximately $3,650,000 based on anticipated returns of CPK product as well as in increase in overstock returns of core product due to decreased performance in the consumer electronic and toy industry segments in general. There was an increase in accrued expenses of approximately $1,780,000 primarily due to the significant increase in advertising allowance granted to customers to assist in customer product sell-through related to the CPK product as well as to help mitigate overstock returns of core product after peak season. These increases in cash provided by operations were offset by an increase in accounts receivable of approximately $6,125,000 due to peak season sales, an increase in insurance receivable of approximately $1,286,000 relating to damaged goods claims from one customer (See Note 2 – LIQUIDITY), an increase of approximately $2,229,000 in inventories due to increased estimated future returns primarily related to the CPK product. There were increases in related party accounts receivable of approximately $895,000 due to peak seasonal amounts due for goods shipped to our Canadian distributor. These activities accounted for approximately 93% of cash provided operations with the remaining 7% due to seasonal changes in other operating assets and liabilities.

Net cash used in operating activities was approximately $1,498,000 for the nine months ended December 31, 2018. During the nine months ended December 31, 2018 the Company had net income of approximately $1,473,000 inclusive of bad debt recovery of Toys R Us bankruptcy administrative claims of approximately $253,000. During this period accounts receivable increased by approximately $9,697,000 due primarily to the seasonal increase in net sales during the quarter ended December 31, 2018. This use of operating cash was offset by operating activities that provided cash including a decrease in inventories of approximately $2,475,000 due to the sale of prior year excess inventory related to the Toys R Us bankruptcy, a seasonal increase in accounts payable (primarily inventory vendors) of approximately $1,745,000, a seasonal increase in accrued expenses of approximately $1,037,000, a seasonal increase in reserves for estimated sales returns of approximately $1,324,000, an increase in amounts due to related parties of approximately $294,000. These activities accounted for approximately 90% of the cash used in operations with the remaining 10% due to seasonal changes in other operating assets and liabilities.

Net cash used in investing activities for the nine months ended December 31, 2019 was approximately $517,000 as compared to approximately $289,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products and a current fiscal year investment in a new Enterprise Resourcing Planning (ERP) system of approximately $304,000.

Net cash provided by financing activities for the nine months ended December 31, 2019 was approximately $140,000 compared to cash provided by financing activities of approximately $2,554,000 for the same period ended of the prior year. We received approximately $284,000 from a financing arrangement with Dimension Funding to finance implementation of a new Enterprise Resource Planning system. This increase in cash provided by financing activities were offset by payments of finance leases and the bank term note of approximately $136,000.

As of December 31, 2019 the Company was in default on the Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio in part due to the loss of margin and related expenses associated with the damaged goods received by one major customer in August, 2019. In November 2019, the Company entered into a Forbearance Agreement with PNC Bank National Association (“PNC”) whereby PNC “forbears” taking action it would be entitled to under a default through March 31, 2020 at which time we would renegotiate renewal of the Revolving Credit Facility or obtain alternative financing.

●	PNC implemented a $1,000,000 loan availability block.
●	PNC required an EBITDA hurdle greater than or equal to $400,000 for the third quarter ending December 31, 2019, and requires EBITDA of $0 for the six months ending March 31, 2020 and $(83,000) for the twelve months ending March 31, 2020.
●	PNC implemented loan pricing increase of .5% until March 31, 2020 which will continue until the Company achieves compliance with the original fixed charge coverage ratio test of 1.1:1.

As of December 31,2019 the Company did not meet the required EBITDA hurdle of greater than or equal to $400,000 for the third quarter ended December 31, 2019 and is unlikely to meet the remaining hurdles of the Forbearance Agreement for the fiscal year ending March 31, 2020. As of December 31, 2019 the Revolving Credit Facility was settled in full and there have been no further actions by PNC to exercise any of their options afforded to them as per the terms of the Revolving Credit Facility.

For the nine months ended December 31, 2019, the Company incurred a net loss of approximately $1,003,000 compared to net income of approximately $1,473,000 for the nine months ended December 31, 2018. The Company expects cash flows from operations as well as other financing resources to be adequate to satisfy working capital requirements for at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued. The Company plans to supplement cash flows from operations from several activities and resources including the following:

●	Reduce operating expenses.
●	Continue to negotiate renewal of the existing Revolving Credit Facility with PNC Bank prior to its expiration on July 15, 2020.
●	Continuing discussions for alternative financing arrangements with several financial institutions.
●	Utilize “dynamic discount” programs offered by several of the Company’s major customers which allow for accelerated payment of invoices in exchange for an early pay discount.

There can be no assurances that any of the above actions can be accomplished or that financing will be available on acceptable terms. If the Company is unable to obtain financing or continues to experience sustained losses from operations this would have a material adverse effect on its consolidated financial condition and the ability to meet its financial obligations when due.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 14, 2020	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

