Form 10-K
period 2020-03-31
SINGING MACHINE CO INC
filed 2020-08-13
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of September 30, 2019, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTCQX of $0.24 was approximately $3,746,000 (based on 14,579,024) shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of August 12, 2020 was 38,557,643

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2020

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

On June 26, 2020, the Company filed a Current Report on form 8-K expressing reliance on the Securities and Exchange Commission’s (“SEC”) order (the “Order”) under the Exchange Act of 1934 (the “Exchange Act”) extending the deadlines for filing certain reports made under the Exchange Act, including annual reports on Form 10-K, for registrants subject to the reporting obligations under the Exchange Act that have been particularly impacted by the coronavirus disease 2019 (“COVID-19”) and which reports have filing deadlines between March 1 and July 1, 2020. The Company is relying on the Order due to the suspension of access to in-person operations and other financial and operational concerns associated with or caused by COVID-19.

See “Part I. Item 1A. Risk Factors - Risks Associated With Our Business”:

●	“The COVID-19 Pandemic has Affected Our Business In Many Different Ways, and May Amplify the Risks and Uncertainties Facing Our Business and their Potential Impact on Our Financial Position, Results of Operations, and Cash Flows”
●	“Our Supply Chain May be Materially Adversely Impacted Due to the COVID-19 Pandemic”

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

The Company is partially held by koncepts International Limited (“koncepts”) who is major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2020. The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green) who owns approximately 2% of our common stock. In total approximately 51% of the Company’s shares of common stock on a fully diluted basis as of August 12, 2020 are owned by koncepts and Treasure Green.

For most of the Fiscal Year, China Sinostar Group Company Limited (Sinostar and its subsidiaries collectively referred to herein as the “Sinostar Group” or “Sinostar”) held 100% of the common stock of koncepts and Treasure Green. Sinostar is a company whose principal activities include property development, property management, property investment, management of hydroelectric power stations, and design and sale of electronic products through its various subsidiaries. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Sinostar, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others. On December 12, 2019, Sinostar transferred the assets of its consumer electronics division (including all of its shares of koncepts and Treasure Green) to Fairy King Prawn Holdings Limited (“Fairy King”), an investment holding company incorporated in the British Virgin Islands, principally owned by the Company’s Chairman, Philip Lau.

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

Toy Products. Historically karaoke has been our core business. The Singing Machine brand is widely recognized as a leader in karaoke and consequently we hold a dominant market share in the business. While consistently a market leader, the Company has determined that it needs to diversify and expand its core focus in order to grow its business. The Company has therefore refocused its self-perception and is determined to build on its success by defining ourselves as a provider of quality home entertainment – not just home karaoke hardware. Critical to this strategy, the Company continued to market a line of toy products branded SMC Kids. We intend to grow our line of sing-along music themed toy products at lower opening price points. We believe this toy line, if successful, can leverage existing relationships with our current retail partners and help the Company organically grow.

Licensed Products. Last year we acquired a license from CBS for the series “Carpool Karaoke” featured on the Late Late Show with James Corden. Inspired by the segment that has become a global, viral hit with over 2.3 billion views online, Carpool Karaoke The Mic allows friends and family to sing along to their favorite songs in their cars and recreate their favorite moments from the show. This product got off to a slower than expected start in Fiscal 2020 but has recently generated great deal of interest recently on social media and we intend to leverage this attention and market this product in different sales channels.

Expand Access to Digital Karaoke Music Offerings. Karaoke content has been exceedingly harder to find in physical format (CD+G discs) at retail stores. It remains the Company’s strategy to better promote our streaming App available on iOS and Android platforms to provide better music choices for our customers. It is also the Company’s strategy to work with its music partner, Stingray, to improve features to enhance the value proposition of the App to our customers.

Focus On International Growth. We believe that we have the most recognized and trusted brand in the world for consumer karaoke. We also have the most karaoke product offerings and features of any of our competitors in the karaoke market. We have been and will continue aggressively pursuing international business outside of North America to capture a vastly untapped market for home karaoke. The Company’s early efforts to open up new international markets has been successful. Through economies of scale and financed on a direct import basis, we believe this is one of the major areas in which we can substantially increase our revenues. Internationally, our products are currently distributed in Australia, Canada, United Kingdom, Ireland, Sweden, Norway, Finland, Spain, Italy, and Mexico.

PRODUCT LINES

We currently have four different product lines which consist in total of over 35 different models. The product lines consist of the following:

●	Classic Karaoke Machines represent the majority of our karaoke machines currently sold. These machines incorporate traditional karaoke features such as CD+G playback, echo, and voice control features, sound enhancement, built-in monitors, A/V out connections to TV for scrolling lyrics, and microphone inputs. Built-in cameras, Bluetooth and recording functions are available in some select models. The retail price range is from $49 to $199. This product line accounted for approximately 70% of total revenue for fiscal 2020.
●	Download Karaoke Machines represent a line of digital karaoke machines capable of playing back digital karaoke content. These machines include custom proprietary software to play high-definition digital downloaded content from our Singing Machine download store. These machines offer a full range of features including searching, playlist creation, Bluetooth, full motion videos, lead vocal, and HDMI output. The retail price range is from $79 to $199. This product line accounted for approximately 14% of total revenue in fiscal 2020.
●	SMC Kids Toy Products represents a new category of products for the Company, launched in the Fall of fiscal 2018. These toy products range from youth Bluetooth microphones to sing-along music players. The retail price range is from $19.99 to $39.99. This product line accounted for approximately 2% of total revenue in fiscal 2020.
●	Licensed Products represents a category of products done in collaboration between Singing Machine and third-party licensors. This includes product lines like “Carpool Karaoke” plus any future licenses that we take on. This product line accounted for approximately 5% of total revenue in fiscal 2020.

The remaining 9% of total revenue was from the sales of karaoke related accessories consisting primarily of microphones, music subscriptions and downloads, and other miscellaneous electronic accessories.

MARKETING, SALES

Our karaoke machines and music are sold nationally and internationally to a broad spectrum of customers, primarily through mass merchandisers, department stores, direct mail catalogs and showrooms, music and record stores, national chains, specialty stores and warehouse clubs. Our product lines are currently sold by the following retailers, among others: Amazon.com, Best Buy, Costco, Sam’s Club, Target, and Wal-Mart Our sales strategy includes offering domestic sales as well as direct import sales made direct to the customer.

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase karaoke machines overseas from factories in China for our own account and warehouse the products in leased facilities in California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct import sales. We generally sell from our own inventory in less than container-sized lots. Domestic sales also include our new rapidly growing business of e-commerce in which we ship product directly to the end-consumer.

Direct Import Sales. We ship some hardware products sold by us directly to customers from China through SMC Macau. Sales made through our subsidiary are completed by either delivering products to the customers’ common carriers at the shipping point or by shipping the products to the customers’ distribution centers, warehouses, or stores. Direct import sales are made in larger quantities (generally container sized lots) to customers worldwide, which pay SMC Macau pursuant to their own international, irrevocable, transferable letters of credit or on open account.

In fiscal 2020, approximately 43% of sales revenues were from direct import sales and 57% of revenues were domestic sales. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days’ notice. Our international sales are primarily made by our in-house sales representatives and our independent distributors.

As a percentage of net sales, our sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2020 and 2019, approximately 81% and 86%, respectively. In fiscal 2020, the top three major customers accounted for approximately 39%, 13% and 11% of our net revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements to purchase fixed quantities with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving damaged goods, goods shipped in error and overstock. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 13.1% and 8.2% of our net sales in fiscal 2020 and 2019, respectively. The increase of 4.9 percentage points in return rate compared to prior fiscal year was due primarily to returns of approximately $1.1 million in overstock licensed product from one major customer due to the slower than expected results of our launch of the Carpool Karaoke The Mic product. This accounted for approximately 2.7 percentage points of the increase with the remaining increase primarily due to overstock returns from three other major customers.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct import sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2020, approximately 57% of our sales were shipped from our domestic warehouses (“Domestic Sales”) and 43% were sales shipped directly from China (“Direct Import Sales”).

MANUFACTURING AND PRODUCTION

Our karaoke machines are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, we have ongoing relationships with five factories, located in Guangdong Province of the People’s Republic of China, which assemble our karaoke machines. During fiscal 2021, we anticipate that 100% of our karaoke products will be produced by these factories, who have verbally agreed to extend financing to us. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2021. However, if our primary factory in China was prevented from manufacturing and delivering our karaoke products, our operation would be severely disrupted until alternative sources of supply are located. In manufacturing our karaoke related products, these factories use molds and certain other tooling, most of which are owned by us. Our products contain electronic components manufactured by other companies such as Panasonic, Sanyo, Toshiba, and Sony. Our manufacturers purchase and install these electronic components in our karaoke machines and related products. The finished products are packaged and labeled under our trademark, The Singing Machine(R) and private labels.

Our main office in China is located in Hong Kong which has recently experienced some political unrest and anti-government protests from citizens of Hong Kong. Should tensions continue to escalate it could potentially affect our employees and disrupt our ability to perform necessary administrative tasks required to manage the supply chain with our suppliers.

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

All of the electronic equipment sold by us is warrantied to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. All music sold is similarly warrantied for a period of 30 days. During the fiscal years ended March 31, 2020 and 2019, warranty claims have not been material to our results of operations.

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

The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent “normal trade relations” (“NTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. China’s NTR status became permanent on January 1, 2002. In July, 2018, the U.S. government imposed tariffs on many products imported from China. All of our products are manufactured and imported from China however, only our microphones are currently subject to a 7.5% tariff. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases we could experience reductions in revenues, gross profit margin and results from operations.

SEASONALITY AND SEASONAL FINANCING

Our business is highly seasonal, with consumers making a large percentage of karaoke purchases around the traditional holiday season in our second and third quarter ending September 30 and December 31. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely affected by the need to pre-build products before orders are placed. As of March 31, 2020, we had inventory of approximately $7.6 million (net of reserves totaling approximately $0.4 million) compared to inventory of approximately $6.0 million as of March 31, 2019 (net of reserves totaling approximately $0.3 million).

Our financing of seasonal working capital during Fiscal 2020 was from a Revolving Credit Facility from PNC Bank (“Revolving Credit Facility”) and vendor extended accounts payable terms from certain China manufacturers. The Revolving Credit Facility was terminated on June 16, 2020. On June 16, 2020, the Company executed a tri-party Intercreditor Agreement for a Revolving Line of Credit (Intercreditor Revolving Credit Facility”) on eligible accounts receivable and inventory. The Company signed a two-year Loan and Security Agreement for a $10,000,000 financing facility with Crestmark, a division of Meta Bank, NA (“Crestmark”) on eligible accounts receivable. Further, the Company also executed a two-year Loan and Security Agreement with Iron Horse Credit (“Iron Horse”) for up to $2,500,000 in inventory financing. Both agreements automatically renew each year until expiration unless advance written notification is given and both agreements expire on June 15, 2022. The combined facility provides the Company with up to $12,500,000 in financing during the Company’s peak season.

During Fiscal 2021, we plan on financing our inventory purchases by borrowing on our Intercreditor Revolving Credit Facility and using payment terms that have been granted to us by the factories in China.

EMPLOYEES

As of July 28, 2020 we employed 32 full-time employees. We have 1 administrative employee located at SMC Macau’s office with the remaining 31 employees based in the U.S. Our U.S. employees include 3 executive officers, 13 engaged in warehousing and administrative logistics/technical support and 15 in accounting, marketing, sales and administrative functions.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report.

RISKS ASSOCIATED WITH OUR BUSINESS

THE COVID-19 PANDEMIC HAS AFFECTED OUR BUSINESS IN MANY DIFFERENT WAYS, AND MAY AMPLIFY THE RISKS AND UNCERTAINTIES FACING OUR BUSINESS AND THEIR POTENTIAL IMPACT ON OUR FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS.

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. economy to deteriorate. We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact on our business and our financial results. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations, financial condition, and liquidity may be materially and adversely affected as a result of prolonged disruptions in consumer spending, a lack of demand for our products, forced retail store closures and other factors that we cannot foresee. The extent to which COVID-19 will impact our business and our financial results will depend on future developments which are highly uncertain and cannot be predicted.

OUR SUPPLY CHAIN MAY BE MATERIALLY ADVERSELY IMPACTED DUE TO THE COVID-19 PANDEMIC.

We rely upon the facilities of our third-party manufacturers in China to manufacture our products and export our products throughout the world. The pandemic has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on manufacturing and the movement of employees in many regions of China. If the outbreak of COVID-19 is not effectively controlled, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive and cause significant delays in procurement. At the current moment, restrictions have been eased and our third-party manufacturers in China are able to operate normally, however we are unable to predict future supply chain disruptions should the pandemic continue. If the pandemic continues uncontrolled, the impact on our supply chain in China may have a material adverse effect on our results of operations and cash flows. Furthermore, we currently distribute all of our products from our warehouse facility in Ontario California. An outbreak of COVID-19 infections among our warehouse staff could close the warehouse, resulting in loss of sales. The COVID-19 outbreak could also delay our release or delivery of new or product offerings or require us to make unexpected changes to such offerings, which may materially adversely affect our business and operating results.

CHANGES IN GOVERNMENT REGULATIONS RELATING TO INTERNATIONAL TARIFFS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PRODUCT COST AND PROFITABILITY.

The Trump administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” in increased costs for goods imported into the United States. All of our products are manufactured and imported from China however, only our microphone products are currently subject to 7.5% tariffs currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases we could experience reductions in revenues, gross profit margin and results from operations.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of net sales, our sales to our three largest customers during the years ended March 31, 2020 and 2019 were approximately 63% and 66%, respectively . We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2020 and 2019, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $5.4 million or 13.1% of our net sales in fiscal 2020 and approximately $3.8 million or 8.2% of our net sales in fiscal 2019. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. The primary reason for the 4.9 percentage point increase in returns was primarily due to overstock returns of licensed goods from one major customer and overstock returns of non-licensed products from three other major customers. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to increase the volume of their returned karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will buy our competitor’s products. If we do not meet our customer’s demands for lower prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large advertising or cooperative advertising allowances, which effectively reduce our profit. We gave advertising allowances of approximately $2.9 million during fiscal 2020 and $2.3 million during fiscal 2019. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2020 we had approximately $7.6 million in inventory. It is important that we sell this inventory during fiscal 2021, so we have sufficient cash flow for operations.

WE ARE SUBJECT TO INSURANCE RISK OF LOSS FOR GOODS DAMAGED WHILE IN TRANSIT FROM THE MANUFACTURER TO THE CUSTOMER AND OUR WAREHOUSE.

All of our goods are manufactured in China and are transported to customers and our warehouse in California via ocean vessel. As such, we are subject to damages that may occur to these goods when they are in transit to customers or our warehouse. Should substantial damage incur while goods are in transit we could experience a significant loss of revenue, inventory and incur significant out of pocket expenses associated with destruction of the damaged goods which could cause a significant loss from operations and reduction in cash flow. In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss of approximately $2.4 million. As of July 10, 2020 we have recovered approximately $2.3 million from our cargo insurance coverage and secured vendor invoice credits of $0.4 million from the factory that caused the damage. While we have taken measures to prevent a similar incident in the future there can be no guarantee that this type of damage or other types of damage could occur in the future. Unfortunately, due the size of the claim, we can no longer afford the same insurance coverage for goods damaged in transit and are now at risk for costs associated with damage to goods in transit.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 98% and 94% of net sales in fiscal 2020 and 2019, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Singsation, Singtrix, Ion Audio, Karaoke USA and licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor’s price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2020, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2021. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD’s, and DVD’s and streaming video.

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

We are using five factories in the People’s Republic of China to manufacture the majority of our karaoke machines. These factories will be producing all of our karaoke products in fiscal 2021. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

We sell products to retailers, including national chains, warehouse clubs, department stores, lifestyle merchants, specialty stores, and direct mail catalogs and showrooms. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability. As of August 12, 2020 we are not aware of any customers that are operating under the protection of bankruptcy laws other than J. C. Penney who does not have any unpaid invoices. This customer accounted for less than 3% of net sales for the Fiscal 2020.

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

CURRENT LEVELS OF SECURITIES AND FINANCIAL MARKET RISK.

During the past twelve months, our financial condition and results of operations have affected our ability to continue traditional financing with PNC Bank and PNC chose not to renew financing with the Company. The PNC Revolving Credit Facility was terminated on June 16, 2020. On June 16, 2020, the Company executed a tri-party Intercreditor Agreement for a Revolving Line of Credit (Intercreditor Revolving Credit Facility”) on eligible accounts receivable and inventory. The Company signed a two-year Loan and Security Agreement for a $10,000,000 financing facility with Crestmark, a division of Meta Bank, NA (“Crestmark”) on eligible accounts receivable. Further, the Company also executed a two-year Loan and Security Agreement with Iron Horse Credit (“Iron Horse”) for up to $2,500,000 in inventory financing. Should there be a disruption in the current levels of these markets or a deterioration of our business, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2020, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations.

INCREASED RAW MATERIAL/PRODUCTION PRICING

Fluctuation in the price of oil has and will continue to affect the Company in connection with the sourcing and utilizing of petroleum based raw materials and services. We do not expect to see increased cost in our finished goods during fiscal year 2021 due to the significant decrease in the price of oil offset by increased cost of trans-oceanic shipping and increases in the cost of labor related to regulations instituted in China which impact wages related to the cost of production. These issues are common to all companies in the same type of business and if the Company is not able to negotiate lower costs, reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

IF OUR OUTSTANDING STOCK OPTIONS ARE EXERCISED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2020, there were outstanding stock options to purchase an aggregate of 2,230,000 shares of common stock at exercise prices ranging from $0.04 to $0.55 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.26 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of July 28, 2020 there were 38,557,643 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 100,000,000 shares of common stock. As of August 12, 2020, we had 38,557,643 shares of common stock issued and outstanding and an aggregate of 2,230,000 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 59,212,357 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding options, may result in a reduction of the book value or market price per share of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The annual rental expense for office facilities was approximately $0.2 million for the fiscal year ended March 31, 2020.

We lease approximately 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (original term of 87 months). The annual rental expense for warehouse facilities was approximately $0.5 million for the fiscal year ended March 31, 2020. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023.

We lease a 424 square foot office in Macau. The annual rent expense for this facility was approximately $19,000 for the fiscal year ended March 31, 2020. The rent is fixed at approximately $1,600 per month for the duration of the lease which expires on April 30, 2021.

We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

On or about February 4, 2020 Singing Machine was named in a product liability complaint alongside Target and Energizer Brands in the state of Missouri. It is alleged by the Plaintiff, an individual, that one of Singing Machine’s karaoke products injured the plaintiff while she was operating the product from battery power. Plaintiff alleges her injury occurred when battery acid leaked from the karaoke product. The plaintiff purchased the karaoke machine at Target and operated the karaoke machine with Energizer batteries. Plaintiff is suing both Singing Machine and Energizer because she is unsure whether the karaoke product or the batteries caused the battery acid leak.

The plaintiff alleges four counts of action against Singing Machine including strict product liability, negligence, breach of warranty, and failure to warn. Singing Machine has product liability insurance and the matter has been turned over the matter to insurance company’s counsel in defending the matter. The Company does not believe that the resolution of this matter is likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of August 12, 2020 management is not aware of any other legal proceedings other than matters that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBX”) under the symbol “SMDM”. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2020 and Fiscal 2019.

FISCAL PERIOD	HIGH	LOW

Fiscal 2020:
First quarter (April 1 - June 30, 2019)	$0.44	$0.26
Second quarter (July 1 - September 30, 2019)	0.34	0.22
Third quarter (October 1 - December 31, 2019)	0.31	0.24
Fourth quarter (January 1 - March 31, 2020)	0.26	0.10

Fiscal 2019:
First quarter (April 1 - June 30, 2018)	$0.47	$0.33
Second quarter (July 1 - September 30, 2018)	0.44	0.31
Third quarter (October 1 - December 31, 2018)	0.40	0.28
Fourth quarter (January 1 - March 31, 2019)	0.44	0.29

As of July 28, 2020, based upon information received from our transfer agent, there were approximately 188 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2020:

ISSUANCE UNDER EQUITY PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE COMPENSATION PLANS (EXCLUDING SECURITIES IN COLUMN (A))
Equity Compensation Plans approved by Security Holders	580,000	$.06	0

Equity Compensation Plans Not approved by Security Holders	1,650,000	$.33	0

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK ISSUANCES

On August 30, 2019 the Company issued 60,000 shares of its common stock to a former director who exercised stock options at an average exercise price of $.17 per share.

On June 12, 2019, the Company issued 32,890 shares of its common stock to our Board of Directors at $0.38 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2020.

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

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2020 (“Fiscal 2020”) were to:

●	maintain our revenues by expanding our product lines and customer base;
●	decrease the general and administrative costs to accommodate loss of revenue;
●	decrease ending inventory on hand;
●	improve profitability;

Revenues decreased by approximately $5.1 million or approximately 11% primarily due to reduced holiday foot traffic at large wholesale customers and lower than expected sales of the newly introduced Carpool Karaoke product. Gross profit margins increased by approximately 1.5 margin points to 26.8% primarily due to the high margin yield of the Carpool Karaoke product. Operating expenses (excluding bad debt expense and recovery) increased approximately $0.8 million primarily due to unreimbursed out-of-pocket expenses of approximately $0.7 million associated with warehousing and destruction of damaged goods received by one major customer and additional insurance cost of approximately $0.1 million for credit protection on another major customer. Inventory on hand increased by approximately $1.6 million primarily due to significant overstock returns of the Carpool Karaoke product as well as traditional product associated with reduced holiday foot traffic major wholesale customers. Net loss increased by approximately $3.5 million primarily due to increased operating expenses associated with one-time losses incurred relating to water damaged goods, an increase in discretionary marketing spending associated with the rollout of the new Carpool Karaoke product and increases in co-op marketing programs.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company’s total revenues:

	2020	2019
Total Revenues	100.0%	100.0%
Cost of Sales	73.2%	74.7%
Operating Expenses	34.5%	23.1%
Operating (Loss) Income	-7.7%	2.2%
Other (Expenses), net	-0.6%	-0.6%
(Loss)Income before Tax provision	-8.3%	1.6%
Benefit from (provision for) Income Taxes	1.5%	-0.2%
Net (Loss) Income	-6.8%	1.4%

FISCAL YEAR ENDED MARCH 31, 2020 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2019

NET SALES

Net sales for the year ended March 31, 2020 (“Fiscal 2020”) were approximately $41.4 million. This represents a decrease of approximately $5.1 million as compared to approximately $46.5 million in the fiscal year ended March 31, 2019 (“Fiscal 2019”). There was a significant decrease in sales to our UK and Canada distributors of $2.1 million and $1.4 million, respectively as both distributors ended the prior year with significant overstock inventory and purchased less inventory for Fiscal 2020. In August 2019, a major customer charged the Company back for goods that suffered severe water damage due to excess moisture absorbed in pallets shipped by the factory and as a result we incurred a loss of approximately $1.6 million in net sales. There was one major domestic customer who ended the prior year with significant inventory from the prior season and purchased approximately $1.1 million less for Fiscal 2020. There was another major domestic customer who returned approximately $0.7 million in overstock due to less than expected holiday season sales. These decreases to net sales of approximately $6.9 million were offset by an increase in sales to one major customer of approximately $1.5 million where our products were offered in brick and mortar stores in Fiscal 2020 compared to Fiscal 2019 when our products were offered for internet fulfillment only.

GROSS PROFIT

Gross profit for Fiscal 2020 was approximately $11.0 million or 26.8% of total revenues compared to approximately $11.8 million or 25.3% of sales for Fiscal 2019, a decrease of approximately $0.8 million as compared to the same period in the prior year. The decrease in net sales as explained above accounted for approximately $1.3 million of the decrease in gross profit and was offset by an increase of approximately $0.5 million due to an increase in profit margin.

Gross profit margin for Fiscal 2020 was 26.8% compared to 25.3% for Fiscal 2019, an increase of 1.5 margin points. There was an increase in gross profit margin of approximately $1.7 million or 2.6 margin points due to sales of our new licensed Carpool Karaoke which yielded average gross profit margins of 61.7%. This increase was offset by a 1.1 margin point decrease primarily due the margin yield on the mix of excess core product returned by customers.

OPERATING EXPENSES

In fiscal year 2020, our operating expenses increased from approximately $10.7 million to approximately $14.3 million, an increase of approximately $3.6 million or 33.7% compared to the same period last year. Selling expenses increased by approximately $2.1 million due to increases in advertising allowance of approximately $0.7 million due to increased holiday sales co-op programs, an increase in freight expense of approximately $0.7 million due to increases in freight costs and a significant increase in freight expenses associated with returned and water damaged goods, an increase in discretionary marketing expenses of approximately $0.3 million associated with one-time expenses associated with the rollout of the new Carpool Karaoke product, an increase in royalty expense of approximately $0.3 million for royalties associated with the Carpool Karaoke product with the remaining approximately $0.1 million increase due to an increase in commission expense.

General and administrative expenses increased approximately $0.8 million from approximately $5.8 million in Fiscal 2019 to approximately $6.6 million in Fiscal 2020. The $0.8 million increase was primarily due to out of pocket expenses of approximately $0.7 million associated with the warehousing, inspection, and ultimate destruction of the water damaged goods returned by a major customer and increased credit insurance expense of approximately $0.1 million for J.C. Penney whose deteriorating financial condition required extra protection. This customer accounted for less than 3% of net sales for Fiscal 2020.

There was an increase in bad debt expense of approximately $0.8 million primarily due to the bankruptcy filing of two customers of approximately $0.4 million compared to a partial recovery of approximately $0.4 million from Toys R Us bankruptcy administrative claims in Fiscal 2019.

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)

We had a loss before income tax benefit of approximately $3.5 million in Fiscal 2020 compared to income before tax provision of approximately $0.8 million in Fiscal 2019 for a total decrease in net income of approximately $4.3 million. There was a one-time charge of approximately $1.1 million in Fiscal 2020 associated with the loss on water damaged goods returned to us by a major customer due to uncertainty of the recovery amount to be received from insurance coverage and other sources. As of July 28, 2020 we have recovered all of the losses including out of pocket expenses from insurance proceeds and a credit to the Company by the factory causing the damage. The remaining $3.2 million decrease is due to the decrease in sales and increased operating expenses as discussed in Net Sales, Gross Profit and Operating Expenses above.

INCOME TAX BENEFIT (PROVISION)

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2020 and 2019, we had net deferred tax assets of approximately $1.3 million and approximately $0.8 million, respectively. The deferred tax assets on March 31, 2020 were net of a valuation allowance of approximately $0.1 million due to management’s belief that certain tax assets will more than likely expire prior to the Company’s ability to realize these assets.

In Fiscal 2020 we recognized an income tax benefit of approximately $0.6 million compared to an income tax provision of approximately $0.2 million in Fiscal 2019. The Company’s effective tax rate for the fiscal year ended March 31, 2020 was approximately 18.1% as compared to 20.1% for Fiscal 2019.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had a net loss of approximately $2.9 million and net income of $0.6 million for Fiscal 2020 and Fiscal 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2020, we had cash on hand of approximately $0.3 million as compared to cash on hand of approximately $0.2 million on March 31, 2019. The increase of cash on hand of approximately $0.1 million was primarily due to approximately $0.4 million provided by operating activities and approximately $0.2 million in net cash provided by financing activities offset by approximately $0.5 million used for the purchase of fixed assets.

Cash provided by operating activities in Fiscal 2020 was approximately $0.4 million. There was a net loss of approximately $2.9 million. There was an increase in insurance receivable of approximately $1.3 million associated with the water damaged goods pending insurance claim and an increase in inventory of approximately $1.8 million primarily due to significant overstock returns and excess Carpool Karaoke inventory as sales of this product did not meet estimates. These decreases in net cash provided by operating activities were offset by an increase in accounts payable of approximately $4.2 million due to significant hold back of payments from the factory that caused the damaged goods issue pending collection of insurance proceeds, an increase in accrued expenses of approximately $0.7 million associated with estimated remaining co-op advertising credits not yet deducted by customers, an increase in refunds due to customers of approximately $0.8 million primarily due to the unpaid portion of chargebacks for damaged goods due to one customer, and approximately $0.7 million due to related parties for services provided by the parent company and licensing fees for use of pedestal model molds and tooling belonging to the parent company.

Cash provided by operating activities in Fiscal 2019 was approximately $0.2 million. There was a decrease in inventory of approximately $2.5 million primarily due to the sale of prior year’s excess inventory purchased for two major customers one of whom (Toys R Us) filed for bankruptcy. There was a decrease in amounts due from related parties decreased by approximately $0.9 million due collections made on related party shipments. There was an increase in accrued expenses of approximately $0.2 million and an increase in reserve for estimated sales returns of approximately $0.2 million. These increases in cash provided by operating activities of approximately $3.9 million were offset by increases in amounts due from PNC Bank for collections in excess of amounts due on the revolving credit facility of approximately $2.2 million, a decrease in accounts payable of approximately $0.8 million related to the decrease in sales requiring less product purchases and an increase in accounts receivable of approximately $0.7 million.

Cash used by investing activities for Fiscal 2020 of approximately $0.5 million were primarily due to the purchase of a new business reporting system for approximately $0.3 million and the purchase of molds and tooling for new karaoke models of approximately $0.2 million. Cash used by investing activities for Fiscal 2019 of approximately $0.3 million were primarily due to the purchase of molds and tooling for new karaoke models.

Cash provided by financing activities for Fiscal 2020 was approximately $0.2 million. Proceeds of approximately $0.4 million from installment notes for financing the new business reporting system were offset by approximately $0.2 million in scheduled payments on the remaining portion of the bank term note and payments on financed leases and installment notes. In Fiscal 2019, $0.5 million was used for scheduled payments on the bank term note.

As of March 31, 2020 our working capital was approximately $4.3 million. Our current liabilities of approximately $9.5 million include:

●	Accounts payable of approximately $5.0 million of which approximately $4.6 million were amounts due to product vendors which will be settled with insurance proceeds and borrowings on Intercreditor Revolving Credit Facility.
●	Accrued expenses of approximately $1.5 million of which approximately $0.2 million was accrued payroll, approximately $0.7 million was due to customers for advertising and co-op allowances, approximately $0.2 million for other accrued expenses, approximately $0.1 million for accrued interest on subordinated related party debt, approximately $0.1 million for accrued royalties related to Carpool Karaoke and approximately $0.2 million for accrued product repairs.
●	Due to related parties of approximately $0.5 million for Hong Kong office administrative expenses and mold and tooling licensing fees.
●	Refunds due to customers of approximately $0.8 million - the amount will be satisfied by future purchases or refunds.
●	Reserve for sales returns of approximately $1.2 million – the amount will be satisfied by future purchases or refunds.
●	Current portion of operating lease liabilities of approximately $0.3 million.
●	Current portion of installment notes and capital lease payments of approximately $0.1 million.

WORKING CAPITAL REQUIREMENTS DURING THE SHORT AND LONG TERM

During the next twelve-month period, we plan on financing our working capital needs primarily from:

1) Vendor financing – Some of our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct import sales which are expected to account for approximately 50% of the total revenues in Fiscal 2021.

2) Line of Credit - The Company now has an Intercreditor Revolving Credit Facility expiring on June 15, 2022 with Crestmark Bank for a $10.0 million facility on eligible accounts receivable and a $2.5 million facility on eligible inventory with Iron Horse Credit. Approximately $1.5 million of borrowings are available under all our credit facilities as of the date of this filing.

EXCHANGE RATES

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.75 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is MOP $8.00 to U.S. $1.00. While exchange rates have been stable for several years we cannot assure you that the exchange rate between the United States, Macau and Hong Kong currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 98% and 94% of net sales in Fiscal 2020 and Fiscal 2019, respectively.

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

ACCOUNTS RECEIVABLE AND COLLECTIBILITY

The Singing Machine’s accounts receivable consist of amounts due from customers in the ordinary course of business. Accounts receivable are carried at cost, net of allowances for uncollectible amounts. Provisions for losses are charged to operations in amounts sufficient to maintain an allowance for losses at a level considered adequate to cover probable losses inherent in the Company’s accounts receivable. The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations. In Fiscal 2020 the Company purchased credit insurance of approximately $0.1 million for J.C. Penney whose deteriorating financial condition required extra protection. The Company is subject to chargebacks from customers for cooperative marketing programs, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices.

RESERVES ON INVENTORIES

The Singing Machine establishes a reserve on inventory based on the expected net realizable value of inventory on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. On March 31, 2020 and 2019 the Company had inventory reserves of approximately $0.4 million and $0.3 million, respectively.

REVENUE RECOGNITION

REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. All revenue is generated from contracts with customers. The Company recognizes revenue when when the goods are delivered and control of the goods sold is transferred to the customer, in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation.

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

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying consolidated statements of operations as our underlying customer agreements are less than one year.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 10).

While the Company generally does not allow products to be returned, the Company does provide for variable consideration contingent upon the occurrence of uncertain future events. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company estimates variable consideration under our return allowance programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates.

For the fiscal years ended March 31, 2020 and 2019 the Company received sales returns of approximately $5.4 million and $3.8 million, respectively. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. The primary reason for the 4.9 percentage point increase in returns was primarily due to overstock returns of licensed goods from one major customer and overstock returns of non-licensed products from three other major customers.

The Company’s reserve for sales returns were approximately $1.2 million and $0.9 million as of March 31, 2020 and 2019, respectively. (See Note 14 – RESERVE FOR SALES RETURNS).

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

(c) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2020.

Directors and Executive Officers

For Fiscal Year Ended March 31, 2020

Name	Age	Position

Gary Atkinson	38	CEO
Bernardo Melo	43	VP Global Sales and Marketing
Lionel Marquis	67	CFO
Phillip Lau	72	Chairman
Harvey Judkowitz	75	Director
Joseph Kling	90	Director
Peter Hon	79	Director
Yat Tung Lau	41	Director

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

Bernardo Melo has been with the Company since February 2003 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Walmart. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 15 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 25 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), US Plastic Lumber Corp., Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant University with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Philip Lau joined the Company’s board of directors on February 15, 2015 and was appointed as Chairman of the Company’s Board of Directors. Mr. Lau served as Chairman and Managing Director of the Starlight Group of companies since September of 1989. Mr. Lau has over 48 years of management experience in the consumer electronics industry and is a director in a number of Starlight group companies.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2020 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

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

Mr. Joseph Kling filed a Form 5 in lieu of filing a timely Form 4 with respect to one transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2020	$150,000	$-	$-	$-	$-	$-	$-	$150,000
Chief Executive Officer	2019	$150,000	$-	$-	$-	$-	$-	$-	$150,000

Lionel Marquis	2020	$149,153		$-	$-	$-	$-	$-	$149,153
Chief Financial Officer	2019	$142,952	$-	$-	$-	$-	$-	$-	$142,952

Bernardo Melo	2020	$157,200	$70,771	$-	$-	$-	$-	$-	$227,971
VP Global Sales & Marketing	2019	$157,200	$110,747	$-	$-	$-	$-	$-	$267,947

Narrative Disclosure to Summary Compensation Table

Mr. Atkinson does not have an employment contract with the Company and had an annual salary of $150,000 for the fiscal year ended March 31, 2020 and 2019.

Mr. Marquis does not have an employment contract with the Company and had an annual salary of $150,000 for the fiscal year ended March 31, 2020 and 2019.

Mr. Melo does not have an employment contract with the Company and had an annual salary of $157,200 for the fiscal years ended March 31, 2020 and 2019.

As of June 28, 2020, the Company did not have any employment contracts with any of its employees. However, on January 3, 2014, the Company entered into agreements with the three executive officers named above that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

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

OPTION GRANTS IN FISCAL 2020

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under our Year 2001 Stock Option Plan as well as other stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31, 2020:

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

CHIEF EXECUTIVE PAY RATIO DISCLOSURE

The Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the chief executive officer to the median employee’s total annual compensation. Mr. Atkinson’s total compensation as reported in the Executive Summary Compensation Table is compared to the median employee’s total compensation as reflected in the ratio table below. The median employee was determined using the quarterly average number of active full-time employees and a subcontractor for the fiscal year ended March 31, 2020 excluding Mr. Atkinson. All wages, cash bonuses, contractor payments, and fair market value of stock option awards granted to each employee (excluding Mr. Atkinson) were included in determining the median employee’s total compensation. The table below presents the ratio of Mr. Atkinson’s total annual compensation to the median employee’s total annual compensation.

Mr. Atkinson’s total annual compensation	$150,000

Median employee’s total annual compensation	$53,159

Ratio of Chief Executive Officer to median emloyee	2.4 : 1

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2020.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Comepnsation Earnings	All Other Compensation	Total

Peter Hon	$500	$2,500	$4,002	$-	$-	$-	$7,002

Harvey Judkowitz	$9,750	$2,500	$4,001	$-	$-	$-	$16,251

Phillip Lau	$250	$2,500	$4,002	$-	$-	$-	$6,752

Yat Tung Lau	$-	$2,500	$4,002	$-	$-	$-	$6,502

Joseph Kling	$9,500	$2,500	$4,001	$-	$-	$-	$16,001

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

1) As of March 31, 2020 the aggregate number of stock awards held by Messrs. Judkowitz and Kling is 350,337 and 15,668, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Philip Lau is 54,942, 44,525 and 15,668, respectively.

(2) As of March 31, 2020 the aggregate number of Company stock options held by Messrs. Judkowitz and Kling is 160,000 and 60,000, respectively and Messrs. Hon, Yat Tung Lau and Philip Lau is 80,000, 60,000 and 60,000 respectively.

During Fiscal 2020, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our five non-employee directors during Fiscal 2020 were Messrs. Judkowitz, Hon, Kling, Yat Tung Lau and Philip Lau.

During Fiscal 2020, we have utilized the following compensation policy for our directors:

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

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2020, we had granted 940,000 options under the Year 2001 Plan 200,000 of which had expired, 160,000 which had been exercised and 580,000 of which remained outstanding and fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2020 and 2019 totaled approximately $63,000 and $70,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of August 12, 2020 (the “record date”), certain information concerning beneficial ownership of our common stock by:

●	all directors and former directors of the Singing Machine,
●	all named executive officers of the Singing Machine; and
●	persons known to own more than 5% of our common stock.

Security ownership is based on 38,557,643 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of August 12, 2020 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of August 12, 2020

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson (1)	459,481	1.2%
Lionel Marquis (1)	285,000	*
Bernardo Melo (1)	863,916	2.2%
Philip Lau (1)	75,668	*
Harvey Judkowitz (1)	510,337	1.3%
Joseph Kling (1)	75,668	*
Yat Tung Lau (1)	104,525	*
Peter Hon (1)	134,942	*
Officers & Directors as a Group (8 persons)	2,509,537	6.5%

Security Ownership of Certain Beneficial Owners:
Fairy King (2)	19,623,155	51.0%
Arts Electronics Ltd. (3)	3,745,917	9.7%
Gentle Boss Investments Ltd (4)	2,100,000	5.5%

* Less than 1%

Total Shares of Common Stock as of August 12, 2020	38,464,753
Stock Options Exercisable within 60 days of August, 2020	2,210,000

Total	40,674,753

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2001 Stock Option Plan, which will be vested and exercisable within 60 days of the record date: 420,000 options held by Gary Atkinson, 775,000 options held by Bernardo Melo, 285,000 options held by Lionel Marquis, 160,000 options held by Harvey Judkowitz, 60,000 options held by Joseph Kling, 80,000 options held by Peter Hon, 60,000 held by Yat Tung Lau and 60,000 held by Philip Lau.

(2) “Fairy King” is defined in Part I, Item 1 under “Business Overview.” Koncepts International Ltd. and Treasure Green Holdings, Ltd. own 18,682,679 and 940,476, respectively of the Company’s Common Stock and are wholly owned subsidiaries of Fairy King. The address for Fairy King is: 5/F Shing Dao Industrial Bldg., 232 Aberdeen Rd., Hong Kong. Fairy King is owned by Philip Lau, our Chairman of the Board.

(3) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(4) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DUE TO/FROM RELATED PARTIES

On March 31, 2020 the Company had approximately $0.5 million due to related parties for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by the parent company. On March 31, 2019, the Company had approximately $0.3 million due from related parties for goods and services sold to these companies.

Subordinated Related Party Debt and Note Payable

In connection with the Revolving Credit Facility the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”). The subordinated debt of approximately $924,000 bore interest at 6% and was scheduled to be paid in quarterly installments of $123,000 which include interest and commenced September 30, 2017 and ending on the debt maturity date of June 30, 2019. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter were not been made since September 2017; however a payment of $25,000 which includes principal and interest, was made during the Fiscal 2020. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued on the unpaid principal retroactively from the date that scheduled payments had been missed resulting in an incremental charge to interest expense of approximately $72,000 for the Fiscal 2020.

During the years ended March 31, 2020 and 2019 interest expense was approximately $74,000 and $21,000, respectively on the related party subordinated debt.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the note payable (“subordinated note payable”) to Starlight Marketing Development, Ltd. Both agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. There is no set schedule with regards to payment of the note and as such note has been classified as a non-current liability for the year ended March 31, 2020 on the consolidated balance sheets. As of March 31, 2019 the remaining amount due on the subordinated debt was approximately $815,000 and was classified as a current liability on the consolidated balance sheets.

TRADE

During both Fiscal 2020 and 2019 the Company paid approximately $0.4 million to Starlight Electronics Company, Ltd (“SLE”) as reimbursement for engineering, quality control and other administrative services performed on our behalf in China. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2020 and 2019 the Company sold approximately $0.9 million and $1.2 million, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for Fiscal 2020 and 2019 was 23.7% and 30.1%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of operations.

During Fiscal 2020 and 2019 the Company sold approximately $0.3 million and $0.4 million, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 26.6% and 22.5%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of operations.

On July 30, 2020 The Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $685,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent registered public accounting firms for professional services rendered for Fiscal 2020 and Fiscal 2019:

Fee Category	Fiscal 2020	Fiscal 2019

Audit Fees	$122,199	$104,276
All Other Fees	-	20,821

Total Fees	$122,199	$125,097

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2020 and 2019.

Consolidated Statements of Operations—Years ended March 31, 2020 and 2019.

Consolidated Statements of Cash Flows—Years ended March 31, 2020 and 2019.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2020 and 2019.

2. Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3	Certificates of Correction filed with the Delaware Secretary of State on March 29 and 30, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998 (incorporated by reference to Exhibit 3.11 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2000).

3.4	Amended By-Laws of the Singing Machine Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine’s Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

4.1	Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3. of the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000). File No. 333-57722)

10.1	Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 28, 2001, File No. 333-59684).

10.2	Year 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Singing Machine’s registration statement on Form S-8 filed with the SEC on September 13, 2002, File No. 333-99543).

10.3	Securities Purchase Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.4	Registration Rights Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.5	Lease for Lakeside Plaza executive offices dated July 31, 2011 by and between The Singing Machine Company, Inc. and Lakeside IV, LLC (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 29, 2011).

10.6	Lease for Ontario, CA warehouse dated January 31, 2013 by and between The Singing Machine Company, Inc. and Majestic-CCCIV Partners (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 28, 2013).

10.7	Executive Change of Control Agreement dated January 3, 2014 by and between The Singing Machine Company, Inc. and Gary Atkinson, Bernardo Melo, and Lionel Marquis ((incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 30, 2014).

10.8	First Amendment to Standard Industrial Lease dated June 15, 2020.

10.9	Intercreditor Agreement with Crestmark and Iron Horse, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.10	Loan and Security Agreement with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.11	Schedule to Loan and Security Agreement with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.12	Promissory Note with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.13	Loan and Security Agreement with Iron Horse, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10. 14	Subordination Agreement with Starlight Marketing, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.15	Promissory Note with Starlight Marketing, dated June 1, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

31.1	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31 2020 and 2019; (ii) Consolidated Statements of Operations for the two years ended March 31, 2020 and 2019; (iii) Consolidated Statements of Cash Flows for the two years ended March 31, 2020 and 2019; (iv) Consolidated Statements of Shareholders’ Equity for the two years ended March 31, 2020 and 2019 and (v) Notes to the Consolidated Financial Statements.

* Filed herewith

+ Compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: August 13, 2020	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	August 13, 2020
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	August 13, 2020
Lionel Marquis	(Principal Financial Officer)

/s/ PHILIP LAU	Chairman	August 13, 2020
Philip Lau

/s/ HARVEY JUDKOWITZ	Director	August 13, 2020
Harvey Judkowitz

/s/ Joseph KLING	Director	August 13, 2020
Joseph Kling

/s/ YAT TUNG LAU	Director	August 13, 2020
Yat Tung Lau

/s/ peter hon	Director	August 13, 2020
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Iselin, New Jersey

August 13, 2020

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019

Assets
Current Assets
Cash	$345,200	$211,408
Accounts receivable, net of allowances of $337,461 and $51,906, respectively	1,860,500	1,769,404
Due from PNC Bank	2,388,438	2,236,779
Accounts receivable related party - Winglight Pacific, Ltd	100,000	288,941
Insurance claim receivable	1,268,463	-
Inventories, net	7,601,277	6,024,311
Prepaid expenses and other current assets	252,473	274,278
Deferred financing costs	3,333	13,333
Total Current Assets	13,819,684	10,818,454

Property and equipment, net	771,349	522,910
Deferred financing costs, net of current portion	-	3,333
Deferred tax assets	1,285,721	758,366
Operating Leases - right of use assets	573,874	-
Other non-current assets	150,509	90,082
Total Assets	$16,601,137	$12,193,145

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,041,610	$842,708
Accrued expenses	1,529,168	950,773
Current portion of bank term note payable	-	125,000
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	-
Due to related party - Starlight Electronics Co., Ltd	372,300	-
Due to related party - Starlight R&D, Ltd.	115,016	-
Refunds due to customers	806,475	31,075
Reserve for sales returns	1,224,000	896,154
Current portion of finance leases	14,953	14,414
Current portion of installment notes	63,098	-
Current portion of operating lease liabilities	321,389	-
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	-	815,367
Total Current Liabilities	9,502,409	3,675,491

Finance leases, net of current portion	2,550	17,499
Installment notes, net of current portion	283,193	-
Operating lease liabilities, net of current portion	322,263	-
Subordinated related party debt - Starlight Marketing Development, Ltd.,
net of current portion	802,659	-
Total Liabilities	10,913,074	3,692,990

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,557,643 and 38,464,753 shares issued and outstanding, respectively	385,576	384,648
Additional paid-in capital	19,729,043	19,687,263
Subscriptions receivable	-	(2,200)
Accumulated deficit	(14,426,556)	(11,569,556)
Total Shareholders’ Equity	5,688,063	8,500,155
Total Liabilities and Shareholders’ Equity	$16,601,137	$12,193,145

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2020	March 31, 2019

Net Sales	$41,418,304	$46,482,998

Cost of Goods Sold	30,323,223	34,709,799

Gross Profit	11,095,081	11,773,199

Operating Expenses
Selling expenses	7,203,991	5,117,235
General and administrative expenses	6,564,422	5,790,019
Bad debt expense (recovery)	302,333	(442,671)
Depreciation	269,107	259,662
Total Operating Expenses	14,339,853	10,724,245

(Loss) Income from Operations	(3,244,772)	1,048,954

Other Expenses
Interest expense	(240,709)	(244,593)
Finance costs	(13,333)	(13,334)
Total Other Expenses	(254,042)	(257,927)

(Loss) Income Before Income Tax Benefit (Provision)	(3,498,814)	791,027

Income Tax Benefit (Provision)	641,814	(159,480)

Net (Loss) Income	$(2,857,000)	$631,547

Net (Loss) Income per Common Share
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02

Weighted Average Common and Common Equivalent Shares:
Basic	38,532,889	38,360,883
Diluted	38,532,889	39,244,250

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities
Net (loss) Income	$(2,857,000)	$631,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	269,107	259,662
Amortization of deferred financing costs	13,333	13,334
Change in inventory reserve	180,000	(26,000)
Change in allowance for bad debts	286,365	(31,006)
Stock based compensation	32,508	52,428
Change in net deferred tax assets	(527,355)	178,771
Changes in operating assets and liabilities:
Accounts receivable	(377,461)	(671,559)
Due from PNC Bank	(151,659)	(2,230,567)
Accounts receivable - related parties	188,941	868,217
Insurance receivable	(1,268,463)	-
Inventories	(1,756,966)	2,538,623
Prepaid expenses and other current assets	21,805	(136,308)
Other non-current assets	(60,427)	(78,559)
Accounts payable	4,198,902	(772,040)
Accrued expenses	704,433	248,841
Due to related parties	501,716	(413,675)
Refunds due to customers	775,400	(414,409)
Reserve for sales returns	327,846	170,154
Operating lease liabilities, net of operating leases - right of use assets	(56,260)	-
Net cash provided by operating activities	444,765	187,454
Cash flows from investing activities
Purchase of property and equipment	(517,546)	(288,741)
Net cash used in investing activities	(517,546)	(288,741)
Cash flows from financing activities
Payment of bank term note	(125,000)	(500,000)
Proceeds from installment notes	365,340	-
Payments on installment notes	(19,049)	-
Proceeds from subscription receivable	2,200	-
Proceeds from exercise of stock options	10,200	10,400
Payment on subordinated debt - related party	(12,708)	-
Payments on finance leases	(14,410)	(11,613)
Net cash provided by (used by) financing activities	206,573	(501,213)
Net change in cash	133,792	(602,500)

Cash at beginning of year	211,408	813,908
Cash at end of year	$345,200	$211,408

Supplemental disclosures of cash flow information:
Cash paid for interest	$179,811	$230,242
Equipment purchased under capital lease	$-	$43,526
Operating leases - right of use assets initial adoption	$1,108,330	$-
Operating lease liabilities - initial adoption	$1,234,368	$-

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended March 31, 2020 and March 31, 2019

	Preferred Stock		Common Stock		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Receivable	Deficit	Total

Balance at March 31, 2018	-	$-	38,282,028	$382,820	$19,624,063	$-	$(12,201,103)	$7,805,780

Net Income							631,547	631,547
Employee compensation-stock option					39,928			39,928
Exercise of stock options			160,000	1,600	11,000	(2,200)		10,400
Director fees			22,725	228	12,272			12,500

Balance at March 31, 2019	-	-	38,464,753	384,648	19,687,263	(2,200)	(11,569,556)	8,500,155

Net Loss							(2,857,000)	(2,857,000)
Employee compensation-stock option					20,008			20,008
Collection of subscription receivable						2,200		2,200
Exercise of stock options			60,000	600	9,600			10,200
Issuance of common stock - directors			32,890	328	12,172			12,500

Balance at March 31, 2020	-	$-	38,557,643	$385,576	$19,729,043	$-	$(14,426,556)	$5,688,063

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

The Company is partially held by koncepts International Limited (“koncepts”) who is major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2020. The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green) who owns approximately 2% of our common stock. In total approximately 51% of the Company’s shares of common stock on a fully diluted basis as of March 31, 2020 are owned by koncepts and Treasure Green.

For most of the Fiscal Year, China Sinostar Group Company Limited (Sinostar and its subsidiaries collectively referred to herein as the “Sinostar Group” or “Sinostar”) held 100% of the common stock of koncepts and Treasure Green. Sinostar is a company whose principal activities include property development, property management, property investment, management of hydroelectric power stations, and design and sale of electronic products through its various subsidiaries. We do business with a number of entities that are indirectly wholly-owned or majority owned subsidiaries of Sinostar, including Starlight R&D Ltd (“Starlight R&D”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”) and Star Light Electronics Company Ltd (Starlite), among others. On December 12, 2019, Sinostar transferred the assets of its consumer electronics division (including all of it’s shares of koncepts and Treasure Green to Fairy King Prawn Holdings Limited (“Fairy King”), an investment holding company incorporated in the British Virgin Islands, principally owned by the Company’s Chairman, Philip Lau.

NOTE 2 - LIQUIDITY

The Company reported net loss of approximately $2.9 million for the fiscal year ended March 31, 2020 as compared to net income of approximately $0.6 million for the fiscal year ended March 31, 2019. In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss in cash flow of approximately $1.6 million in revenue and approximately $0.8 million in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods. As of July 10, 2020 we have recovered approximately $2.3 million from our cargo insurance coverage and secured vendor invoice credits of $0.4 million from the factory that caused the damage. The Company’s inventory also increased by approximately $1.5 million due to overstock returns as well as excess inventory of the new Carpool Karaoke product. On June 16, 2020, the Company executed the Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory. The Company signed a two-year Loan and Security Agreement for a $10,000,000 financing facility with Crestmark on eligible accounts receivable. Further, the Company also executed a two-year Loan and Security Agreement with Iron Horse for up to $2,500,000 in inventory financing. The Intercreditor Revolving Loan Facility expire on June 15, 2022. The Company has adequate cash on hand and cash available on its Intecreditor Revolving Credit Facility, approximately $1.4 million as of the date of this filing, to meet all obligations during this off-peak season. Management is confident that the availability of cash from our Intercreditor Revolving Credit Facility and our projections to reduce excess inventory during the next year will be adequate to meet the Company’s liquidity requirements for at least the next twelve months.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are recorded in the consolidated statement of operations and translations would be recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at March 31, 2020 and 2019 were approximately $0.2 million.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of March 31, 2020 and March 31, 2019 the estimated amounts for these future inventory returns were approximately $1.4 million and $0.6 million, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of March 31, 2020 and 2019 the Company had inventory reserves of approximately and $0.4 million and $0.3 million, respectively for estimated excess and obsolete inventory.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, refunds due to customers, and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the bank term note payable, the subordinated debt to Starlight Marketing Development, Ltd. (related party) and finance leases approximate fair value either due to the relatively short period to maturity or the related interest is accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS

The Company recognizes revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers”. All revenue is generated from contracts with customers. The Company recognizes revenue when the goods are delivered and control of the goods sold is transferred to the customer, in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation.

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

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying consolidated statements of operations as our underlying customer agreements are less than one year.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 10).

While the Company generally does not allow products to be returned, the Company does provide for variable consideration contingent upon the occurrence of uncertain future events. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company estimates variable consideration under our return allowance programs for goods returned to the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $1.2 million and $0.9 million as of March 31, 2020 and March 31, 2019, respectively.

During fiscal 2020 and 2019 revenue was derived from five different major product lines. Disaggregated approximate revenue from these product lines consisted of the following:

Revenue by Product Line

	Fiscal Years Ended
Product Line	March 31, 2020	March 31, 2019

Classic Karaoke Machines	$29,200,000	$25,100,000
Download Karaoke Machines	5,800,000	13,000,000
SMC Kids Toys	1,000,000	4,200,000
Licensed Product	2,100,000	-
Music and Accessories	3,300,000	4,200,000

Total Net Sales	$41,400,000	$46,500,000

SHIPPING AND HANDLING COSTS

Shipping and handling costs are performed by both the Company and third party logistics companies. Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For Fiscal 2020 and 2019 shipping and handling expenses were approximately $1.2 million and $0.9 million. These expenses are classified as a component of selling expenses in the accompanying consolidated statements of operations.

STOCK-BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2020 and 2019 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2020 and 2019, the stock option expense was approximately $20,000 and $52,000, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the year ended March 31, 2020: expected dividend yield 0%, risk-free interest rate of 2.08% , volatility of 194.50% and expected term of three years.

●	For the year ended March 31, 2019: expected dividend yield 0%, risk-free interest rate of 2.08% , volatility of 216.33% and expected term of three years.

The Company’s directors were issued shares of stock as compensation for their service. For the years ended March 31, 2020 and 2019, the stock compensation expense to directors was $12,500.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicated that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the fiscal years ended March 31, 2020 and 2019 was approximately $4.0 million and $3.0 million, respectively. As of March 31, 2020 and March 31, 2019, there was an accrual for cooperative advertising allowances of approximately $0.7 million and $0.6 million, respectively. These amounts were a component of accrued expenses in the consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the consolidated statements of operations. For the years ended March 31, 2020 and 2019, these amounts totaled approximately $0.1 million.

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

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of March 31, 2020 and 2019, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Topic 842, as amended, “Leases”. The ASU requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. On April 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its disclosures for the comparative periods. (See Note 7– COMMITMENTS AND CONTINGENCIES - LEASES).

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

RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 4 – INVENTORIES, NET

Inventories are comprised of the following components:

	March 31,	March 31,
	2020	2019

Finished Goods	$6,595,980	$5,679,245
Inventory in Transit	72,607	-
Estimated Amount of Future Returns	1,366,690	599,066
Subtotal	8,035,277	6,278,311
Less: Inventory Reserve	434,000	254,000

Total Inventories	$7,601,277	$6,024,311

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2020	2019

Computer and office equipment	5-7 years	$444,935	$140,575
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	195,401	209,419
Molds and tooling	3-5 years	1,680,023	1,466,837
		2,418,769	1,915,241
Less: Accumulated depreciation		1,647,420	1,392,331
		$771,349	$522,910

Depreciation expense for fiscal years ended 2020 and 2019 was approximately $0.3 million.

NOTE 6 – BANK FINANCING

Revolving Credit Facility PNC Bank

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years which was terminated on June 16, 2020. The outstanding loan balance could not exceed $15.0 million during peak selling season between August 1 and December 31 and was reduced to a maximum of $7.5 million between January 1 and July 31. At March 31, 2020 there was no amount due on the Revolving Credit Facility. Usage under the Revolving Credit Facility could not exceed the sum of the following (the “Borrowing Base”):

●	Up to 70% of the Company’s eligible domestic and Canadian accounts receivable aged less than 90 days past due as defined plus
●	Up to the lesser of (a) 60% of the cost of eligible inventory or (b) 85% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus
●	Applicable reserves including a dilution reserve equal to 100% of the Company’s advertising and return accrual reserves.
●	Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Credit Facility included the following sub-limits:

●	Letters of Credit to be issued limited to $3.0 million.
●	Inventory availability limited to $5.0 million.
●	$0.5 million eligible in-transit inventory sublimit within the $5.0 million total inventory.
●	Mandatory pay-down to $1.0 million (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility had to comply with the following quarterly financial covenants to avoid default:

●	Fixed charge coverage ratio test as defined.
●	Capital expenditures limited to approximately $0.4 million per year.

As of September 30, 2019 the Company defaulted on the Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio in part due to the loss of margin and expenses associated with the damaged goods discussed above. In November 2019, the Company entered into a Forbearance Agreement with PNC Bank National Association (“PNC”) whereby PNC delayed taking action it would have been be entitled to under a default through March 31, 2020. The Forbearance Agreement required, among other matters, the Company to comply with certain conditions and covenants including the following:

●	PNC implemented a $1,000,000 loan availability block.
●	PNC required EBITDA hurdles of greater than or equal to $400,000 for the third quarter ending December 31, 2019, of $0 for the six months ending March 31, 2020 and $(83,000) for the twelve months ending March 31, 2020.
●	PNC charged a loan pricing increase of .5% until March 31, 2020 which continued until termination of Revolving Credit Facility.

The Company remained in default of the forbearance agreement up until termination of the Revolving Credit Facility on June 16, 2020 at which time the Company entered into the Intercreditor Revolving Credit Facility with Crestmark and Iron Horse.

Prior to the Forbearance Agreement interest on the Revolving Line of Credit was accrued at .75% per annum over PNC’s announced prime rate with an option for the Company to elect the 1, 2 or 3 month fully absorbed PNC LIBOR Rate plus 2.75% per annum with a default rate of 2% over the applicable rate. Upon execution of the Forbearance Agreement there was a pricing rate increase of ..5% on the .75% per annum rate and the PNC LIBOR Rate plus 2.75%. There was an unused facility fee equal to .375% per annum on the unused portion of the Revolving Credit Facility which was calculated on the basis of a 360 day year for the actual number of days elapsed and will be payable quarterly in arrears. During the twelve months ended March 31, 2020 and 2019 the Company incurred interest expense of approximately $0.1 million and $0.2 million, respectively, on amounts borrowed against the Revolving Credit Facility. During the twelve months ended March 31, 2020 and 2019, the Company incurred an unused facility fee of approximately $46,000 and $30,000, respectively on the unused portion of the Revolving Credit Facility.

The Revolving Line of Credit was secured by first priority security interests in all of the named borrowers’ tangible and intangible assets as well as first priority security interests of 100% of member or ownership interests of any of its domestic existing or newly formed subsidiaries and first priority lien on up to 65% of the borrowers’ foreign subsidiary’s existing or subsequently formed or acquired foreign subsidiaries. The Revolving Credit Facility was also secured by a related-party debt subordination agreement with Starlight Marketing Development, Ltd. in the amount of approximately $803,000. Costs associated with renewal of the Revolving Credit Facility of approximately $40,000 were deferred and were amortized over the term of the agreement. During the fiscal years ended March 31, 2020 and 2019 the Company incurred amortization expense of approximately $13,000 associated with the amortization of deferred financing costs from the Revolving Credit Facility.

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility with Crestmark on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31and is reduced to a maximum of $5.0 million between January 1 and July 31.

Under the Crestmark Bank Intercreditor Revolving Credit Line:

●	Advance rate shall not exceed 70% of Eligible Accounts Receivable aged less than 90 days from invoice date.
●	Crestmark shall maintain a base dilution reserve of 1% for each 1% of dilution over 15%.
●	Crestmark will implement an availability block of 20% of amounts due on Iron Horse Intercreditor Revolving Line of Credit.
●	Mandatory pay-down of the loan to zero in January and February each year.
●	All financial covenants are waived throughout the agreement.

The Crestmark Intercreditor Revolving Credit Facility is secured by a perfected security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to Iron Horse as agreed between all parties. The Crestmark Intercreditor Revolving Credit Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2,000,000. The Crestmark Intercreditor Revolving Credit Facility expires on June 15, 2022.

In addition, the Company also executed a two-year Loan and Security Agreement with Iron Horse for up to $2,500,000 in inventory financing.

Under the Iron Horse Intercreditor Revolving Credit Line:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by Iron Horse.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. This financial covenant has been waived for the first six months of the Intercreditor Revolving Credit Line.

The Iron Horse Intercreditor Revolving Credit Facility is secured by a perfected security interest in the Company’s inventory. The Iron Horse Intercreditor Revolving Credit Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. The Iron Horse Intercreditor Revolving Credit Facility expires on June 15, 2022.

Term Note Payable

In connection with the PNC Revolving Line of Credit, the agreement also included a two-year term note (“Term Note”) in the amount of $1.0 million. The Term Note bore interest at 1.75% per annum over PNC’s announced prime rate or 1, 2, or 3 month PNC LIBOR Rate plus 3.75%. The Term Note was payable in quarterly installments of $125,000 plus accrued interest with the first installment paid on August 1, 2017. At March 31, 2020 and 2019, the outstanding balance on the Term Note was approximately $0.0 million and $0.1 million, respectively. During the years ended March 31, 2020 and 2019 the Company incurred interest expense of approximately $0 and $22,000, respectively.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance a new ERP System project over a term of 60 months at a cost of approximately $0.4 million. Upon approval by Company management, Dimension released progress payments directly to the project vendor as specific project milestones were met. Progress payments were made to the vendor over a period of approximately nine months and the Company was charged financing costs only on the amounts released to the vendor. At the end of each quarter, progress payments made to the vendor were converted to installment notes. As of March 31, 2020 the Company executed two installment notes totaling approximately $0.3 million for payments issued to the project vendor. The installment notes have 60 month terms with interest rates of 7.58% and 9.25%, respectively. The installment notes are payable in monthly installments of $5,785 which include principal and interest. As of March 31, 2020 there was an outstanding balance on the installment notes of approximately $0.3 million. For the year ended March 31, 2020 the Company incurred interest expense of approximately $23,000.

In April 2020 the Company executed a third installment note in the amount of approximately $0.1 million for the remaining amounts payable to the project vendor. The third installment has 60 month payment terms and bears interest at 8.55%. Initial monthly payments of $1,674 commenced on April 1, 2020.

Subordinated Debt/Note Payable to Related Party

The subordination agreement was previously amended reducing the amount of related party subordinated debt to the remaining amount due of approximately $815,000. Provision was also made to allow repayment of the remaining $815,000 in quarterly installments of $123,000 including interest accrued at 6% per annum commencing September 30, 2017 and ending on the debt maturity date of June 30, 2019. Payments of $123,000 were only permitted upon receipt of the Company’s quarterly compliance certificate; the Company having met the mandatory pay-down of the Revolving Credit Facility to $1,000,000 and average excess availability for the prior 30 days (after subtraction of third party trade payables 30 days or more past due) of no less than $1,000,000 after giving effect to the payment. As part of the Conditions to Installment Payment of the subordinated debt, payments not made under this note that could be made as a result of the foregoing prohibition, including payments after the scheduled maturity date, were not be deemed an Event of Default and could made as soon as the Company was able to demonstrate that it met the liquidity requirements defined above. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter have not been made since September 2017 due to the Company not meeting these requirements. A payment of $25,000 was made in August 2019 with approximately $12,500 paying down the principal and approximately $12,500 paying interest due.

On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued on the unpaid principal retroactively from the date that scheduled payments had been missed resulting in an incremental charge to interest expense of approximately $72,000 for the Fiscal 2020. During the fiscal years ended March 31, 2020 and 2019 interest expense was approximately $74,000 and $21,000, respectively on the related party subordinated debt.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the note payable (“subordinated note payable”) to Starlight Marketing Development, Ltd. Both Crestmark and Iron Horse agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. There is no set schedule with regards to repayment of the note and as such the subordinated note payable has been classified a non-current liability for the year ended March 31, 2020 on the consolidated balance sheets. As of March 31, 2019 the remaining amount due on the subordinated debt was approximately $815,000 and was classified as a current liability on the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On or about February 4, 2020 Singing Machine was named in a product liability complaint alongside Target and Energizer Brands in the state of Missouri. It is alleged by the Plaintiff, an individual, that one of Singing Machine’s karaoke products injured the plaintiff while she was operating the product from battery power. Plaintiff alleges her injury occurred when battery acid leaked from the karaoke product. The plaintiff purchased the karaoke machine at Target and operated the karaoke machine with Energizer batteries. Plaintiff is suing both Singing Machine and Energizer because she is unsure whether the karaoke product or the batteries caused the battery acid leak.

The plaintiff alleges four counts of action against Singing Machine including strict product liability, negligence, breach of warranty, and failure to warn. Singing Machine has product liability insurance and the matter has been turned over the matter to insurance company’s counsel in defending the matter. The Company does not believe that the resolution of this matter is likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of August 12, 2020 management is not aware of any other legal proceedings other than matters that arise in the ordinary course of business.

LEASES

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

Operating Leases

We have operating lease agreements for offices and a warehouse facility in Florida, California and Macau expiring in various years through 2024.

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The base rent payment is approximately $8,800 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (original lease term of 87 months). The base rent payment is approximately $43,700 per month for the remaining term of the lease. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023.

We entered into an operating lease agreement, effective May 1, 2018, for 424 square feet of office space in Macau. The rent is fixed at approximately $1,600 per month for the duration of the lease which expires on April 30, 2021. The lease provides for a renewal option to extend the lease.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On May 25, 2018 and June 4, 2018, we entered into two long-term capital leasing arrangements with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the leasing of two used forklift vehicles in the amount of approximately $44,000. The leases require monthly payments in the amount of $1,279 per month over a total lease term of 36 months which commenced on June 1, 2018. The agreement has an effective interest rate of 4.5% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of March 31, 2020 and 2019 the remaining amounts due on these capital leasing arrangements was $18,000 and $32,000, respectively. For the fiscal years ended March 31, 2020 and 2019 the Company incurred interest expense of $894 and $1,155, respectively.

Supplemental balance sheet information related to leases as of March 31, 2020 is as follows:

Assets:
Operating lease - right-of-use assets	$573,874
Finance leases as a component of property and equipment, net of accumulated depreciation of $11,918	31,608
Liabilities
Current
Current portion of operating leases	$321,389
Current portion of finance leases	14,953
Noncurrent
Operating lease liabilities, net of current portion	$322,263
Finance leases, net of current portion	2,550

Supplemental statement of operations information related to leases for the fiscal year ended March 31, 2020 is as follows:

Fiscal Year Ended
March 31, 2020
Operating lease expense as a component of general and administrative expenses	$534,456
Finance lease cost
Depreciation of leased assets as a component of depreciation	$6,218
Interest on lease liabilities as a component of interest expense	$894

Supplemental cash flow information related to leases for the nine months ended March 31, 2020 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$651,158
Financing cash flow paid for finance leases	$14,410

Lease term and Discount Rate
Weighted average remaining lease term (months)	29.6
Operating leases	14.0
Finance leases
Weighted average discount rate
Operating leases	6.25%
Finance leases	3.68%

Scheduled maturities of operating and finance lease liabilities outstanding as of March 31, 2020 are as follows:

Fiscal Year	Operating Leases	Finance Leases

2021	$479,599	$15,347
2022	180,300	2,558
2023	179,117	-
Total Minimum Future Payments	839,016	17,905

Less: Imputed Interest	195,364	402

Present Value of Lease Liabilities	$643,652	$17,503

NOTE 8 – SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2020 and 2019 the Company issued the following common stock shares:

Fiscal 2020:

On August 30, 2019 the Company issued 60,000 shares of its common stock to a former director who exercised stock options at an average exercise price of $0.17 per share.

On June 12, 2019, the Company issued 32,890 shares of its common stock to our Board of Directors at $0.38 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2020.

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

As of March 31, 2020 there were common stock equivalents to purchase 2,230,000 shares of common stock, none of which were included in the computation of diluted earnings per share because their effect on earnings per share would be anti-dilutive. For the fiscal year ended March 31, 2019 there were common stock equivalents to purchase 2,210,000 shares of common stock of which 1,630,000 were included in the computation of diluted earnings per share.

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2020, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2020 or 2019.

A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2020		Fiscal 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of year	2,210,000	$0.25	2,330,000	$0.22
Granted	100,000	$0.38	100,000	$0.55
Exercised	(60,000)	$0.17	(160,000)	$0.08
Forfeited	(20,000)	$0.03	(60,000)	$0.11
Balance at end of year *	2,230,000	$0.26	2,210,000	$0.25

Options exercisable at end of year	2,130,000	$0.25	2,110,000	$0.15

The following table summarizes information about employee stock options outstanding at March 31, 2020:

Range of Exercise Price	Number Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2020	Weighted Average Exercise Price
$0.04 - $0.38	1,650,000	4.3	$0.13	1,550,000	$0.16
$0.47 - $0.55	580,000	7.4	$0.50	580,000	$0.50
*	2,230,000			2,130,000

* Total number of options outstanding as of March 31, 2020 includes 1,080,000 options issued to five current and two former directors as compensation and 1,150,000 options issue to key employees that were not issued from the Plan.

NOTE 9 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2020 and 2019, the Macau Subsidiary recorded no tax provision.

The U.S. Federal net operating loss carryforward is subject to an IRS Section 382 limitation. As of March 31, 2020 and 2019, the Company had net deferred tax assets of approximately $1.3 million and $0.8 million, respectively. For the fiscal year ended March 31, 2020 we determined our effective tax rate to be approximately 18.1% and we recorded a tax benefit of approximately $0.6 million which was net of a valuation reserve of approximately $0.1 million for deferred tax assets that will most likely expire prior to the Company’s ability to realize them. For the fiscal year ended March 31, 2019 we determined our effective tax rate to be approximately 20.1% and we recorded a tax provision of approximately $0.2 million. The Company also recorded an income tax receivable of approximately $0.1 million due to the availability of net operating loss carrybacks and alternative minimum tax credits that were realized for the year ended March 31, 2020. The income tax receivable was included as a component of prepaid expenses and other current assets on the accompanying consolidated balance sheet as of March 31, 2020.

The income tax(benefit) provision for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components for 2020 and 2019:

	2020	2019
Income tax benefit:
Current:
Federal	$(104,437)	$(19,289)
State	-	-

Total current Federal and State tax benefit	$(104,437)	$(19,289)

Deferred:
Federal	$(521,776)	$159,881
State	$(15,601)	$18,888

Total Deferred Federal and State	$(537,377)	$178,769

Total income tax (benefit) provision	$(641,814)	$159,480

The United States and foreign components of income (loss) before income taxes are as follows:

	2020	2019

United States	$(3,765,272)	$607,652
Foreign	266,458	183,375
	$(3,498,814)	$791,027

The actual tax provision differs from the “expected” tax expense for the years ended March 31, 2020 and 2019 (computed by applying the U.S. Federal Corporate tax rate of 21 percent to income before taxes) as follows:

	2020	2019

Expected tax (benefit) expense	$(734,751)	$166,506
State income taxes, net of Federal income tax (benefit) provision	(175,245)	13,478
Permanent differences	9,977	8,282
Deemed dividend from foreign subsidiary	-	20,813
Tax rate differential on foreign earnings	-	(20,813)
Change in valuation allowance	87,842	-
Effect of IRC §382 on NOL	100,966	-
Tax rate differential on NOL carryback	16,263	-
Correction of state rate	83,803	-
Other	(30,669)	(28,786)
Actual tax (benefit) provision	$(641,814)	$159,480

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2020	2019
NOL Federal Carryforward	$312,430	$236,476
State NOL Carryforward	157,967	272,758
AMT credit carryforward	-	19,289
General business credit	14,196	-
Inventory differences	303,529	176,967
Stock option compensation expense	128,220	109,464
Stock warrants	-	23,018
Allowance for doubtful accounts	143,748	11,599
Insurance contingency	220,425	-
Reserve for estimated returns	112,537	67,439
Accrued vacation	42,928	7,945
Business interest deduction	55,978	-
	1,491,958	924,955
Less: valuation allowance	(87,842)	-
	$1,404,116	$924,955

Depreciable and amortizable assets	(82,512)	(108,707)
Prepaid expenses	(35,883)	(57,882)
Net deferred tax liability	(118,395)	(166,589)

Net deferred tax asset	$1,285,721	$758,366

The Company performed an analysis in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. At March 31, 2020, the Company evaluated the realizability of its deferred tax assets in accordance with GAAP and concluded that a $87,842 valuation allowance against deferred tax assets was necessary. The recognition of the remaining net deferred tax asset and corresponding tax benefit is based upon the Company’s conclusions regarding, among other considerations, the Company’s history of earnings and projected earnings for fiscal year 2021 and in the future.

At March 31, 2020, the Company has federal tax net operating loss carryforwards in the amount of approximately $1.7 million that begin to expire in the year 2025. $1.1 million of the net operating loss carryforward is subject to an IRS Section 382 limitation that limits the amount available to use beginning in Fiscal 2020 to approximately $0.15 million per year. In addition the Company has state tax net operating loss carryforwards of approximately $2.0 million that will begin to expire beginning in 2024.

The Company is no longer subject to income tax examinations for fiscal years before 2017.

NOTE 10 - SEGMENT INFORMATION

The Company operates in one segment. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31,	March 31,
	2020	2019

North America	$38,918,934	$42,419,351
Europe	1,653,127	3,723,913
Asia	336,000	-
Australia	510,243	286,979
South Africa	-	44,201
Others	-	8,554
	$41,418,304	$46,482,998

The geographic area of sales is based primarily on where the product was delivered.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the fiscal years ended March 31, 2020 and 2019 totaled approximately $63,000 and $70,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post-employment benefits to retirees.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At March 31, 2020, 82% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2019, 62% of accounts receivable were due from two customers in North America.

Revenues derived from three customers in 2020 and 2019 were 63% and 66%, respectively. Revenues from customers representing greater than 10% of total net sales were derived from top three customers in 2020 and 2019 as percentage of the net sales were 39%, 13% and 11% and 39%, 14% and 13%, respectively. The loss of any of these customers could have an adverse impact on the Company.

Net sales derived from the Macau Subsidiary aggregated approximately $4.5 million and $7.6 million in fiscal 2020 and 2019, respectively.

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

During fiscal years 2020 and 2019, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all of the Company’s hardware purchases. In 2018 the U.S. government imposed tariffs of up to 25% on certain goods imported from China. All of our products are manufactured and imported from China however, only our microphones are currently subject to a 7.5% tariff currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases we could experience reductions in revenues, gross profit margin and results from operations.

NOTE 13 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On March 31, 2020 the Company had approximately $0.5 million due to related parties for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by the parent company. On March 31, 2019, the Company had approximately $0.3 million due from related parties for goods and services sold these companies.

TRADE

During Fiscal 2020 and 2019 the Company paid approximately $0.4 million to Starlight Electronics Company, Ltd (“SLE”) as reimbursement for engineering, quality control and other administrative services performed on our behalf in China. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2020 and 2019 the Company sold approximately $0.9 million and $1.2 million, respectively of product to Winglight Pacific, Ltd. (“Winglight”) a related company, for direct shipment to Cosmo Communications of Canada, Ltd (“Cosmo”), another related company, at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for Fiscal 2020 and 2019 was 23.7% and 30.1%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of operations.

During Fiscal 2020 and 2019 the Company sold approximately $0.3 million and $0.4 million, respectively of product to Cosmo from our California warehouse facility. These goods were sold at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Cosmo yielded 26.6% and 22.5%, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of operations.

On July 30, 2020 the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sale agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $0.7 million.

NOTE 14 – RESERVE FOR SALES RETURNS

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2020	2019
Reserve for sales returns at beginning of the fiscal year	$896,154	$726,000
Provision for estimated sales returns	5,770,436	3,997,946
Sales returns received	(5,442,590)	(3,827,792)

Reserve for sales returns at end of the year	$1,224,000	$896,154

NOTE 15 – REFUNDS DUE TO CUSTOMERS

As of March 31, 2020 and 2019 the amount of refunds due to customers was approximately $807,000 and $31,000, respectively Refunds due to customers at March 31, 2020 were primarily due to one major customer which reflects approximately $1,691,000 of chargebacks less approximately $1,181,000 that the customer had deducted on payment remittances to the Company as of March 31, 2020. The remaining $297,000 is primarily due to amounts due to two major customers for overstock returns. (See Note 2 – LIQUIDITY).

NOTE 16 – RESERVES

Asset reserves and allowances for years ended March 31, 2020 and 2019 are presented in the following table:

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance for	Costs and	End of
Description	Year	Expenses	Write off	Expenses	Year

Year ended March 31, 2020
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$51,096	$303,843	$(15,303)	$(2,175)	$337,461
Inventory reserve	$254,000	$398,730	$(218,730)	$-	$434,000

Year ended March 31, 2019
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$82,102	$411,862	$(31,200)	$(411,668)	$51,096
Inventory reserve	$280,000	$100,000	$(44,220)	$(81,780)	$254,000

NOTE 17 – SUBSEQUENT EVENT

On May 5, 2020, the Company received loan proceeds from Crestmark Bank in the amount of approximately $0.4 million under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company currently expects to apply for forgiveness of the entire loan balance.

