Form 10-Q
period 2020-06-30
SINGING MACHINE CO INC
filed 2020-08-19
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2020

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

(954) 596-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par value $0.01 per share	SMDM	OTCQX Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	38,557,643 as of August 17, 2020

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$1,804,593	$345,200
Accounts receivable, net of allowances of $299,939 and $337,461, respectively	1,773,300	1,860,500
Due from banks	267,664	2,388,438
Accounts receivable related party - Winglight Pacific, Ltd	-	100,000
Insurance claim receivable	-	1,268,463
Inventories, net	6,870,220	7,601,277
Prepaid expenses and other current assets	214,157	252,473
Deferred financing costs	70,653	3,333
Total Current Assets	11,000,587	13,819,684

Property and equipment, net	745,556	771,349
Deferred tax assets	1,364,558	1,285,721
Operating Leases - right of use assets	2,618,513	573,874
Other non-current assets	114,422	150,509
Total Assets	$15,843,636	$16,601,137

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,518,487	$5,041,610
Accrued expenses	1,008,161	1,529,168
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	14,400
Due to related party - Starlight Electronics Co., Ltd	272,300	372,300
Due to related party - Starlight R&D, Ltd.	115,016	115,016
Revolving line of credit - Iron Horse Credit	1,400,000	-
Refunds due to customers	391,088	806,475
Reserve for sales returns	380,183	1,224,000
Current portion of finance leases	13,812	14,953
Current portion of installment notes	64,279	63,098
Current portion of note payable - Paycheck Protection Plan	172,685	-
Current portion of operating lease liabilities	758,910	321,389
Total Current Liabilities	7,109,321	9,502,409

Finance leases, net of current portion	-	2,550
Installment notes, net of current portion	263,531	283,193
Note payable - Payroll Protection Plan, net of current portion	271,945	-
Operating lease liabilities	1,914,921	322,263
Subordinated related party debt - Starlight Marketing Development, Ltd.	802,659	802,659
Total Liabilities	10,362,377	10,913,074

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 38,557,643 shares issued and outstanding	385,576	385,576
Additional paid-in capital	19,729,043	19,729,043
Accumulated deficit	(14,633,360)	(14,426,556)
Total Shareholders’ Equity	5,481,259	5,688,063
Total Liabilities and Shareholders’ Equity	$15,843,636	$16,601,137

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2020	June 30, 2019

Net Sales	$3,323,543	$4,809,040

Cost of Goods Sold	2,089,531	3,821,334

Gross Profit	1,234,012	987,706

Operating Expenses
Selling expenses	570,553	659,293
General and administrative expenses	1,363,290	1,371,056
Depreciation	71,107	59,461
Total Operating Expenses	2,004,950	2,089,810

Loss from Operations	(770,938)	(1,102,104)

Other Income (Expenses)
Gain from damaged goods insurance claim	131,292	-
Gain from extinguishment of accounts payable	390,000	-
Interest expense	(29,590)	(2,875)
Finance costs	(6,405)	(3,333)
Total Other Income (Expenses), net	485,297	(6,208)

Loss Before Income Tax Benefit	(285,641)	(1,108,312)

Income Tax Benefit	78,837	238,731

Net Loss	$(206,804)	$(869,581)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,557,643	38,469,813

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities
Net loss	$(206,804)	$(869,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	71,107	59,461
Amortization of deferred financing costs	6,405	3,333
Change in inventory reserve	32,696	-
Change in allowance for bad debts	(37,522)	10,852
Stock based compensation	-	17,502
Change in net deferred tax assets	(78,837)	(238,731)
Gain from extinguishment of accounts payable	390,000	-
Changes in operating assets and liabilities:
Accounts receivable	124,722	(3,103,409)
Due from banks	2,120,774	2,236,779
Accounts receivable - related parties	100,000	(78,432)
Insurance receivable	1,268,463	-
Inventories	698,361	(2,535,439)
Prepaid expenses and other current assets	38,316	(543,489)
Other non-current assets	36,087	45,786
Accounts payable	(2,913,123)	5,102,073
Accrued expenses	(521,007)	(192,221)
Due to related parties	(100,000)	100,499
Customer deposits	-	203,175
Refunds due to customers	(415,387)	268,982
Reserve for sales returns	(843,817)	(448,477)
Operating lease liabilities, net of operating leases - right of use assets	(14,460)	(13,667)
Net cash (used in) provided by operating activities	(244,026)	24,996
Cash flows from investing activities
Purchase of property and equipment	(45,314)	(159,586)
Net cash used in investing activities	(45,314)	(159,586)
Cash flows from financing activities
Net proceeds from revolving line of credit - PNC Bank	-	627,007
Net proceeds from revolving line of credit - Iron Horse Credit	1,400,000	-
Proceeds from note payable - Payroll Protection Program	444,630	-
Payment of bank term note	-	(125,000)
Payment of deferred financing costs	(73,725)	-
Payments on installment notes	(18,481)	-
Proceeds from subscription receivable	-	2,200
Payments on finance leases	(3,691)	(3,549)
Net cash provided by financing activities	1,748,733	500,658
Net change in cash	1,459,393	366,068

Cash at beginning of period	345,200	211,408
Cash at end of period	$1,804,593	$577,476

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,971	$1,701
Operating leases - right of use assets initial adoption	$-	$1,108,330
Operating lease liabilities - initial adoption	$-	$1,234,368
Operating leases - right of use assets and lease liabilities at inception of lease	$2,184,105	$-

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at March 31, 2020	38,557,643	$385,576	$19,729,043	$-	$(14,426,556)	$5,688,063

Net loss	-	-	-	-	(206,804)	(206,804)

Balance at June 30, 2020	38,557,643	$385,576	$19,729,043	$-	$(14,633,360)	$5,481,259

Balance at March 31, 2019	38,464,753	$384,648	$19,687,263	$(2,200)	$(11,569,556)	8,500,155

Net loss	-	-	-	-	(869,581)	(869,581)
Employee compensation-stock option	-	-	5,002	-	-	5,002
Collection of subscription receivable	-	-	-	2,200	-	2,200
Issuance of common stock - directors	32,890	329	12,171	-	-	12,500

Balance at June 30, 2019	38,497,643	$384,977	$19,704,436	$-	$(12,439,137)	$7,650,276

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

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

NOTE 2 – LIQUIDITY

The Company reported a net loss of approximately $207,000 for the three months ended June 30, 2020 as compared to a net loss of approximately $870,000 for the three months ended June 30, 2019. In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss in cash flow of approximately $1,559,000 in revenue and approximately $849,000 in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods during Fiscal 2020. As of this filing we have we have recovered approximately $2,245,000 from our cargo insurance coverage consisting of settlement of approximately $1,268,000 in insurance claim receivable, approximately $131,000 reflected as gain from damaged goods insurance claim in the condensed consolidated statement of operations for the three months ended June 30, 2020 with the remaining gain on recovery of approximately $846,000 subsequently received in July 2020 which will be recognized as a gain from damaged goods insurance claim in the next quarter ending September 30, 2020. We also secured vendor invoice credits of $390,000 from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of operations for the three months ended June 30, 2020. On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced a revolving credit facility with PNC bank that was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10,000,000 financing facility (“Crestmark Facility”) with Crestmark Bank (“Crestmark”) on eligible accounts receivable. Further, the Company also executed a two-year Loan and Security Agreement (“IHC Facility”) with Iron Horse Credit (“IHC”) for up to $2,500,000 in inventory financing. The Intercreditor Revolving Loan Facility will expire on June 15, 2022. The Company has adequate cash on hand and cash available on its Intercreditor Revolving Credit Facility (approximately $2,600,000 as of the date of this filing) to meet all obligations during this off-peak season. On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Management is confident that the availability of cash from our Intercreditor Revolving Credit Facility, proceeds from the insurance claim settlement, proceeds from the PPP loan and our projections to reduce excess inventory during the next year will be adequate to meet the Company’s liquidity requirements for at least the next twelve months.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited condensed financial statements for the three months ended June 30, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

June 30, 2020 and 2019

(Unaudited)

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at June 30, 2020 and March 31, 2020 are approximately $70,000 and $217,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of June 30, 2020 and March 31, 2020 the estimated amounts for these future inventory returns were approximately $784,000 and $1,367,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of June 30, 2020 and March 31, 2020 the Company had inventory reserves of approximately $467,000 and approximately $434,000, respectively for estimated excess and obsolete inventory.

DEFERRED FINANCING COSTS

The Company classifies deferred financing costs incurred when obtaining or renewing revolving credit facilities as assets in the accompanying condensed consolidated balance sheets as it is likely that during certain periods during non-peak season there will be no balance due on these credit facilities to offset the deferred financing costs. In June 2020, the Company incurred approximately $74,000 in deferred financing costs associated with the closing of the Crestmark Facility and the IHC Facility which are being amortized over the term of the agreement and were classified as current assets on the accompanying condensed consolidated balance sheets.

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

LEASES

The Company follows FASB ASC 842, “Leases”. The ASC requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. (See Note 7– LEASES).

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

June 30, 2020 and 2019

(Unaudited)

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, refunds due to customers and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the subordinated debt to Starlight Marketing Development, Ltd. (related party), finance leases approximate fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amount on the revolving lines of credit approximate fair value due the relatively short period to maturity and related interest accrued at market rates. The carrying amount on the PPP note payable of credit approximate fair value due the relatively short period to maturity as management intends to apply for total forgiveness of the loan in the current fiscal year.

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

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying condensed consolidated statements of operations as our underlying customer agreements are less than one year.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See Note 9 – GEOGRAPHICAL INFORMATION).

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

The Company’s reserve for sales returns were approximately $380,000 and $1,224,000 as of June 30, 2020 and March 31, 2020, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

Revenue is derived from four different major product lines. Disaggregated approximate revenue from these product lines for the three months ended June 30, 2020 and 2019 consisted of the following:

Revenue by Product Line

	Three Months Ended
Product Line	June 30, 2020	June 30, 2019

Classic Karaoke Machines	$2,275,000	$4,156,000
Download Karaoke Machines	323,000	141,000
SMC Kids Toys	146,000	140,000
Music and Accessories	579,000	372,000

Total Net Sales	$3,323,000	$4,809,000

SHIPPING AND HANDLING COSTS

Shipping and handling costs are performed by both the Company and third party logistics companies. Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended June 30, 2020 and 2019 shipping and handling expenses were approximately $83,000 and $89,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2020 and 2019 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2020 and 2019, the stock option expense was approximately $0 and $5,000, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicate that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request for the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended June 30, 2020 and 2019 was approximately $321,000 and $361,000, respectively. As of June 30, 2020 and March 31, 2020 there was an accrual for cooperative advertising allowances of $395,000 and $685,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended June 30, 2020 and 2019, these amounts totaled approximately $13,000 and $5,000, respectively.

INCOME TAXES

The Company follows the provisions of FASB ASC 740 “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. As of June 30 2020 and March 31, 2020 the Company recognized a valuation reserve of approximately $88,000 for deferred tax assets relating to net operating loss carryforwards that the Company will more than likely not be able to realize prior to their expiration.

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the three months ended June 30, 2020 and 2019 we estimated our effective tax rate to be approximately 27.6% and 21.5%, respectively. As of June 30, 2020, and March 31, 2020, the Singing Machine had net deferred tax assets of approximately $1,365,000 and $1,286,000, respectively. The Company recorded an income tax benefit of approximately $79,000 and $239,000 for the three months ended June 30, 2020 and 2019, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 30, 2020, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average of common shares outstanding during the period. As of June 30, 2020 and 2019 total potential dilutive shares from common stock options amounted to 2,230,000 and 2,310,000 shares, respectively. These shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2020 and 2019 because their effect was anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). Among several issues addressed in this ASU, there was one area that may potentially affect the Company’s calculations of interim income tax provision or benefit. The guidance specifies that an entity should apply the annual effective tax rate to the year-to date income or loss as long as the tax benefits for any losses are expected to be realized during the year or would be recognizable as a deferred tax asset at the end of the year eliminating the requirement of a valuation allowance for that interim period. There is specific guidance for circumstances in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated ordinary loss for the year, which is an exception to the general guidance in Subtopic 740-270. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the potential effects of this updated guidance on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 for smaller reporting companies are effective for fiscal years beginning after April 1, 2023 including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our condensed consolidated financial statements and related disclosures.

NOTE 4 - INVENTORIES, NET

Inventories are comprised of the following components:

	June 30,	March 31,
	2020	2020

Finished Goods	$5,869,000	$6,595,000
Inventory in Transit	684,000	73,000
Estimated Cost of Future Returns	784,000	1,367,000
Subtotal	7,337,000	8,035,000
Less:Inventory Reserve	467,000	434,000

Inventories, net	$6,870,000	$7,601,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	June 30, 2020	March 31, 2020

Computer and office equipment	5-7 years	$445,000	$445,000
Furniture and fixtures	7 years	98,000	98,000
Warehouse equipment	7 years	195,000	195,000
Molds and tooling	3-5 years	1,726,000	1,680,000
		2,464,000	2,418,000
Less: Accumulated depreciation		1,718,000	1,647,000
		$746,000	$771,000

Depreciation expense for the three months ended June 30, 2020 and 2019 was approximately $71,000 and $59,000, respectively.

NOTE 6 – BANK FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility with Crestmark Bank on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31and is reduced to a maximum of $5.0 million between January 1 and July 31. Costs associated with closing of the Intercreditor Revolving Credit Facility of approximately $74,000 are deferred and are being amortized over the term of the agreement. During the three months ended June 30, 2020 the Company incurred amortization expense of approximately $3,000 associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility.

Under the Crestmark Facility:

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

The Crestmark Facility is secured by a security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2,000,000. There was no interest expense on the Crestmark Facility for the three months ended June 30, 2020 and 2019. The Crestmark Facility expires on June 15, 2022. There was no outstanding balance on the Crestmark Facility as of June 30, 2020.

In addition, the Company also executed a two-year Loan and Security Agreement with IHC for up to $2,500,000 in inventory financing.

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by Iron Horse.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as EBITDA less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. This financial covenant has been waived for the first six months of the IHC Facility.

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Interest expense for the three months ended June 30, 2020 and 2019 was approximately $8,000 and $0, respectively. The IHC Facility expires on June 15, 2022. As of June 30, 2020 and March 31, 2020 there was an outstanding balance of $1,400,000 and $0, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

Revolving Credit Facility PNC Bank

On June 22, 2017, the Company renewed the existing revolving credit facility (the “PNC Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years which was terminated on June 16, 2020 and replaced by the Intercreditor Revolving Credit Facility with Crestmark and IHC. In September 2019 the Company defaulted on the PNC Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio requirement. In November 2019, the Company entered into a Forbearance Agreement with PNC whereby PNC delayed taking action it would have been be entitled to under a default through March 31, 2020. The Company remained in default of the Forbearance Agreement up until termination of the Revolving Credit Facility on June 16, 2020 at which time the Company entered into the Intercreditor Revolving Credit Facility with Crestmark and IHC. At June 30, 2020 and March 31, 2020 there were no amounts due on the PNC Revolving Credit Facility. During the three months ended June 30, 2020 and 2019 the Company incurred interest expense of approximately $0 and $1,000, respectively, on amounts borrowed against the PNC Revolving Credit Facility.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the SBA, and the SBA has provided Crestmark with the loan forgiveness amount. For the three months ended June 30, 2020 and 2019 the Company incurred interest expense of approximately $1,000 and $0, respectively. The Company currently expects to apply for forgiveness of the entire loan balance.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance the entire ERP System project over a term of 60 months at a cost of approximately $365,000. As of June 30, 2020 the Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60 month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of June 30, 2020 and March 31, 2020 there was an outstanding balance on the installment notes of approximately $328,000 and $346,000, respectively. For three months ended June 30, 2020 and 2019 the Company incurred interest expense of approximately $7,000 and $0 respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the PNC Revolving Credit Facility there was a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended June 30, 2020 and 2019 interest expense was approximately $12,000 and $2,000, respectively on the subordinated note payable and the related party subordinated debt, respectively.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the subordinated note payable. Both Crestmark and IHC facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. There is no set schedule with regards to repayment of the note and as such the subordinated note payable has been classified as a non-current liability as of June 30, 2020 and March 31, 2020 on the condensed consolidated balance sheets. As of June 30, 2020 and March 31, 2020 the remaining amount due on the subordinated debt was approximately $803,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

As of August 19, 2020 management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

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

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. The lease expires on August 31, 2020 (original lease term of 87 months). The base rent payment is approximately $43,700 per month for the remaining term of the lease. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. The renewal base rent payment will be $65,300 with a 3% increase every 12 months for the remaining term of the extension.

We entered into an operating lease agreement, effective May 1, 2018, for 424 square feet of office space in Macau. The rent is fixed at approximately $1,600 per month for the duration of the lease which expires on April 30, 2021. The lease provides for a renewal option to extend the lease.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On May 25, 2018 and June 4, 2018, we entered into two long-term capital leasing arrangements with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the leasing of two used forklift vehicles in the amount of approximately $44,000. The leases require monthly payments in the amount of $1,279 per month over a total lease term of 36 months which commenced on June 1, 2018. The agreement has an effective interest rate of 4.5% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of June 30, 2020 and March 31, 2020 the remaining amounts due on these capital leasing arrangements was approximately $14,000 and $18,000, respectively. For the three months ended June 30, 2020 and 2019 the Company incurred interest expense of $154 and $274, respectively.

Supplemental balance sheet information related to leases as of June 30, 2020 is as follows:

Assets
Operating lease - Right-of-use assets	$2,618,513
Finance leases as a component of Property and equipment, net of accumulated depreciation of $13,472	30,054

Liabilities
Current
Current portion of operating leases	$758,910
Current portion of finance leases	13,812
Noncurrent
Operating lease liabilities, net of current portion	$1,914,921

Supplemental statement of income information related to leases for the three months ended June 30, 2020 is as follows:

Operating lease expense as a component of general and administrative expenses	$148,724
Finance lease cost
Depreciation of leased assets as a component of Depreciation	$1,555
Interest on lease liabilities as a component of Interest Expense	154

Supplemental cash flow information related to leases for the three months ended June 30, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$163,187
Financing cash flow paid for finance leases	3,691

Lease term and Discount Rate

Weighted average remaining lease term (months)
Operating leases	36.1
Finance leases	11.0

Weighted average discount rate
Operating leases	6.66%
Finance leases	3.68%

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

Scheduled maturities of operating and finance lease liabilities outstanding as of June 30, 2020 are as follows:

Year	Operating Leases	Finance Leases

2020, for the remaining 6 months	$413,620	$7,673
2021	911,204	6,394
2022	931,949	-
2023	674,488	-
2024	30,739	-
Total Minimum Future Payments	2,962,000	14,067

Less: Imputed Interest	288,169	255

Present Value of Lease Liabilities	$2,673,831	$13,812

NOTE 8 - STOCK OPTIONS

During the three months ended June 30, 2020 and 2019 the Company issued 0 and 100,000 stock options, respectively at an exercise price of $0 and $.38, respectively; to directors as compensation for their service.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

A summary of stock option activity for the three months ended June 30, 2020 is summarized below:

	June 30, 2020
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,230,000	$0.26
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	2,230,000	$0.26

Options exercisable at end of period	2,230,000	$0.26

The following table summarizes information about employee stock options outstanding at June 30, 2020

Range of Exercise Price	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
$.04 - $.38	1,650,000	4.1	0.17	1,650,000	0.17
$.47 - $.55	580,000	7.6	0.50	580,000	0.50
*	2,230,000			2,230,000

* Total number of options outstanding as of June 30, 2020 includes 1,080,000 options issued to five current and two former directors as compensation and 1,150,000 options issue to key employees that were not issued from the Plan.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

NOTE 9 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three months ended June 30, 2020 and 2019 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	June 30,
	2020	2019

North America	$3,087,707	$4,613,772
Europe	182,812	99,424
Australia	53,024	95,844
	$3,323,543	$4,809,040

The geographic area of sales was based on the location where the product is delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

All transactions listed below are related to the Company as they are all with affiliates of our Chairman of the Board, Mr. Phillip Lau.

DUE TO/FROM RELATED PARTIES

On June 30, 2020 and March 31, 2020, the Company had amounts due to related parties in the amounts of approximately $402,000 and $502,000, respectively for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by the parent company. On June 30, 2020 and March 31, 2020, the Company had $0 and $100,000 due from a related party for goods sold to this company.

TRADE

During the three months ended June 30, 2020 and June 30, 2019 the Company sold approximately $0 and $74,000 respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price, similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended June 30, 2020 and 2019 was 0% and 21.7%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada at that time. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2020 and 2019 the Company sold approximately $0 and $71,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $685,000.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE for the three month ended June 30, 2020 and 2019 were approximately $91,000 and $101,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

Changes in the Company’s reserve for sales returns are presented in the following table:

	Three Months Ended
	June 30,	June 30,
	2020	2019
Reserve for sales returns at beginning of the year	$1,224,000	$896,154
Provision for estimated sales returns	284,362	415,234
Sales returns received	(1,128,179)	(863,711)

Reserve for sales returns at end of the period	$380,183	$447,677

NOTE 12 – REFUNDS DUE TO CUSTOMERS

As of June 30, 2020 and March 31, 2020 the amount of refunds due to customers was approximately $391,000 and $807,000, respectively. Refunds due to customers at June 30, 2020 were primarily due to one major customer which reflects approximately $1,691,000 of chargebacks less approximately $1,381,000 that the customer had deducted on payment remittances to the Company as of June 30, 2020. The remaining $81,000 was primarily due to amounts due to another major customer for overstock returns. Refunds due to customers at March 31, 2020 were primarily due to one major customer which reflects approximately $1,691,000 of chargebacks less approximately $1,181,000 that the customer had deducted on payment remittances to the Company as of March 31, 2020. The remaining $297,000 was primarily due to amounts due to two major customers for overstock returns. (See Note 2 – LIQUIDITY).

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended June 30, 2020 and 2019 totaled approximately $14,000. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At June 30, 2020, 74% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2020, 82% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended June 30, 2020, there were three customers who individually accounted for 10% or more of the company’s net sales. Revenue derived from these customers as a percentage of net sales were 35%, 27% and 15%, respectively. For the three months ended June 30, 2019, there were two customers who individually accounted for 10% or more of the company’s net sales. Revenue derived from these customers as a percentage of net sales were 80% and 15%, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2020 and 2019:

	For Three Months Ended
	June 30, 2020	June 30, 2019

Net Sales	100.0%	100.0%

Cost of Goods Sold	62.9%	79.5%

Gross Profit	37.1%	20.5%

Operating Expenses
Selling expenses	17.2%	13.7%
General and administrative expenses	41.0%	28.5%
Depreciation and amortization	2.1%	1.2%

Total Operating Expenses	60.3%	43.4%

Loss from Operations	-23.2%	-22.9%

Other Income (Expenses)
Gain from damaged goods insurance claim	4.0%	0.0%
Gain from vendor credit for damaged goods	11.7%	0.0%
Interest expense	-0.9%	-0.1%
Financing costs	-0.2%	-0.1%

Total Other Income (Expenses)	14.6%	-0.2%

Loss Before Income Tax Benefit	-8.6%	-23.1%

Income Tax Benefit	2.4%	5.0%

Net Loss	-6.2%	-18.1%

QUARTER ENDED JUNE 30, 2020 COMPARED TO THE QUARTER ENDED JUNE 30, 2019

NET SALES

Net sales for the quarter ended June 30, 2020 decreased to approximately $3,324,000 from $4,809,000, a decrease of $1,485,000 as compared to the same period ended June 30, 2019. The primary reason for the decrease was due to a large Black Friday shipment of approximately $3,334,000 which shipped to one major customer last year compared to this year as the factory was delayed in ramping up its capacity and the customer delayed commitments and release of purchase orders due to COVID-19. This decrease was offset by an increase of approximately $1,670,000 in sales to two major customers who ordered replenishment goods due to increased demand for karaoke products during the pandemic. The remaining variance of approximately $179,000 was due to an increase in sales to various other customers.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2020 increased to approximately $1,234,000 from $988,000 an increase of $246,000 as compared to the same period in the prior year. There was an increase in gross profit of 15.8 margin points or approximately $510,000 due to a higher yielding mix of sales at full margin as compared to last year’s sales of primarily Black Friday promotional goods which yielded significantly lower margin. This increase in gross profit margin was offset by a decrease of approximately $264,000 in gross profit due to the decrease in net sales.

OPERATING EXPENSES

For the quarter ended June 30, 2020, total operating expenses decreased to approximately $2,005,000 compared to $2,090,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $85,000 from the quarter ended June 30, 2019. Selling expenses decreased by approximately $89,000 of which approximately $142,000 was due to a decrease in discretionary marketing expenses associated with the rollout of the Carpool Karaoke product spent during the same period in the prior year. This decrease in selling expenses was offset by an increase of approximately $103,000 in co-op advertising expense that accompany regular margin sales and are not part of Black Friday promotional sales. The remaining difference was due to a decrease in variable selling expenses commensurate with the decrease in net sales.

LOSS FROM OPERATIONS

Loss from operations decreased approximately $331,000 this quarter to approximately $771,000 for the three months ended June 30, 2020 compared to a loss from operations of approximately $1,102,000 for the same period ended June 30, 2019. There was an increase in gross profit of approximately $246,000 primarily due to the mix of products sold as explained in Net Sales and Gross Profit offset. There was a decrease of approximately $85,000 in operating expenses as explained in Operating Expenses.

INCOME TAXES

For the three months ended June 30, 2020 and 2019 the Company recognized an income tax benefit of approximately $79,000 and $239,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 27.6% and 21.5%, respectively.

OTHER INCOME (EXPENSES)

Other income and (expenses) increased by approximately $491,000 to approximately $485,000 in other income, net for the three months ended June 30, 2020 compared to approximately $6,000 in other expenses for the same period ended June 30, 2019 primarily due to the recovery of approximately $521,000 in out-of-pocket expenses relating a prior fiscal year damaged goods insurance claim and a vendor extinguishing accounts payable of $390,000 from the factory that caused the damage. (See – Liquidity and Capital Resources).

NET LOSS

For the three months ended June 30, 2020 net loss decreased to approximately $207,000 compared to a net loss of approximately $870,000 for the same period a year ago. The increase in net loss was primarily due to the same reasons discussed in Loss from Operations, Income Taxes and Other Income (Expenses).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, Singing Machine had cash on hand of approximately $1,805,000 as compared to cash on hand of approximately $345,000 on June 30, 2019. We had working capital of approximately $3,891,000 as of June 30, 2020. Net cash used in operating activities was approximately $244,000 for the three months ended June 30, 2020, as compared to approximately $25,000 provided by operating activities for the same period a year ago. During the three months ended June 30, 2020 there was a decrease in accounts payable of approximately $2,913,000 as the Company paid past due invoices to the vendor that caused the damaged goods incident as explained below. There was a seasonal decrease in reserves for sales returns of approximately $844,000, a decrease in accrued expenses of approximately $521,000 and a decrease in refunds due to customers of approximately $415,000 primarily due to repayment of chargebacks to one customer for damaged goods received as explained below. These decreases in cash used in operating activities were offset by a decrease in amounts due from PNC Bank and Crestmark for collections on accounts receivable that exceeded amounts due on the PNC and Crestmark Revolving Credit Facilities of approximately $2,121,000, a decrease in insurance receivable of approximately $1,269,000 primarily due to proceeds received from the damaged goods insurance claim as explained below. Inventories decreased by approximately $698,000 primarily due to one major customer buying goods for a summer program due to the increased demand for karaoke products.

Net cash provided by operating activities was approximately $25,000 for the three months ended June 30, 2019. During the three months ended June 30, 2019 there was an decrease in amounts due from PNC bank for collections on accounts receivable that exceeded amounts due on the PNC Revolving Credit Facility of approximately $2,237,000, an increase in accounts payable of approximately $5,102,000 due to seasonal purchases of product for the upcoming season and an increase in customer deposits of approximately $203,000. These increases in cash provided by operating activities were offset by a net loss of approximately $870,000, an increase in accounts receivable of approximately $3,103,000 primarily due to shipment of Black Friday goods to one major customer, and an increase in inventories of approximately $2,535,000 due to seasonal increase in products purchased for the upcoming season. There was an increase in prepaid expenses of approximately $543,000 due to prepaid royalties, licenses and promotion expenses primarily associated with the launch of the new Carpool Karaoke product in July 2019 and a seasonal decrease in reserve of sales returns of approximately $448,000.

Net cash used in investing activities for the three months ended June 30, 2020 was approximately $45,000 as compared to approximately $160,000 for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the three months ended June 30, 2020 was approximately $1,749,000. We borrowed $1,400,000 for our IHC Facility and received loan proceeds from Crestmark in the amount of approximately $444,000 million under the Paycheck Protection Program. These financing activities were offset by payments made on deferred finance charges associated with the closing of the Crestmark and IHC Facilities of approximately $74,000 with the remaining difference used to pay scheduled installments on installment notes and finance leases.

Net cash provided by financing activities for the three-month period ended June 30, 2019 was approximately $501,000 We borrowed approximately $627,000 from our PNC Revolving Credit Facility for working capital which was offset by payments of finance leases and the bank term note of approximately $129,000.

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility with Crestmark and IHC on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020 (See Note 6 – Bank Financing). As of this filing, we have borrowed $1,400,000 on the IHC Facility, which provides for a maximum loan amount of $2,500,000 on eligible inventory and plan on borrowing on our Crestmark Facility which will make available up to $10,000,000 of eligible accounts receivable as the fiscal year progresses. As of this filing the Company has approximately $2,500,000 currently available from these two credit facilities.

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss in cash flow of approximately $1,559,000 in revenue and approximately $849,000 in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods. As of this filing we have we have recovered approximately $2,245,000 from our cargo insurance coverage consisting of settlement of approximately $1,268,000 in insurance claim receivable, approximately $131,000 reflected as gain from damaged goods insurance claim in the condensed consolidated statement of operations for the three months ended June 30, 2020 with the remaining gain on recovery of approximately $846,000 subsequently received in July 2020 which will be recognized as a gain from damaged goods insurance claim in the next quarter ending September 30, 2020. We also secured vendor invoice credits of $390,000 from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of operations for the three months ended June 30, 2020.

On May 5, 2020, the Company received loan proceeds from Crestmark Bank in the amount of approximately $440,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the SBA, and the SBA has provided Crestmark with the loan forgiveness amount. For the three months ended June 30, 2020 and 2019 the Company incurred interest expense of approximately $1,000 and $0, respectively. The Company currently expects to apply for forgiveness of the entire loan balance.

We believe that the availability of cash from our Intercreditor Revolving Credit Facility, proceeds from the insurance claim settlement, proceeds from the PPP loan and our projections to reduce excess inventory during the next year will be adequate to meet the Company’s liquidity requirements for at least the next twelve months. We believe the Intercreditor Revolving Credit Facility will be adequate to maintain and grow our business during the two-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations.

INVENTORY SELL THROUGH

We monitor the inventory levels and sell through activity of our major customers to properly anticipate defective returns and maintain the appropriate level of inventory. We believe that our warranty provision reflects the proper amount of reserves to cover potential defective sales returns based on historical return ratios and information available from the customers.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for systems and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 98% and 94% of net sales in fiscal 2020 and 2019, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2020 Annual Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of August 19, 2020, management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 19, 2020	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

