Form 10-Q
period 2020-09-30
SINGING MACHINE CO INC
filed 2020-11-16
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	38,557,643 as of November 13, 2020

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$1,071,242	$345,200
Accounts receivable, net of allowances of $600,799 and $337,461, respectively	18,172,977	1,860,500
Due from banks	-	2,388,438
Accounts receivable related party - Winglight Pacific, Ltd	-	100,000
Insurance claim receivable	-	1,268,463
Inventories, net	8,201,752	7,601,277
Prepaid expenses and other current assets	115,617	252,473
Deferred financing costs	52,222	3,333
Total Current Assets	27,613,810	13,819,684

Property and equipment, net	717,436	771,349
Deferred tax assets	677,267	1,285,721
Operating Leases - right of use assets	2,460,942	573,874
Other non-current assets	97,797	150,509
Total Assets	$31,567,252	$16,601,137

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$14,929,143	$5,041,610
Accrued expenses	1,428,364	1,529,168
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	14,400
Due to related party - Starlight Electronics Co., Ltd	114,243	372,300
Due to related party - Starlight R&D, Ltd.	115,016	115,016
Revolving lines of credit	1,156,323	-
Refunds due to customers	120,565	806,475
Reserve for sales returns	1,723,055	1,224,000
Current portion of finance leases	10,091	14,953
Current portion of installment notes	65,621	63,098
Current portion of note payable - Paycheck Protection Program	172,685	-
Current portion of operating lease liabilities	765,125	321,389
Total Current Liabilities	20,614,631	9,502,409

Finance leases, net of current portion	-	2,550
Installment notes, net of current portion	246,581	283,193
Note payable - Payroll Protection Program, net of current portion	271,215	-
Operating lease liabilities, net of current portion	1,743,033	322,263
Subordinated related party debt - Starlight Marketing Development, Ltd.,	802,659	802,659
Total Liabilities	23,678,119	10,913,074

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value;100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value;100,000,000 shares authorized; 38,557,643 shares issued and outstanding	385,576	385,576
Additional paid-in capital	19,729,043	19,729,043
Accumulated deficit	(12,225,486)	(14,426,556)
Total Shareholders’ Equity	7,889,133	5,688,063
Total Liabilities and Shareholders’ Equity	$31,567,252	$16,601,137

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net Sales	$23,187,519	$20,081,842	$26,511,062	$24,890,882

Cost of Goods Sold	16,462,235	14,439,522	18,551,766	18,260,856

Gross Profit	6,725,284	5,642,320	7,959,296	6,630,026

Operating Expenses
Selling expenses	2,377,091	2,488,129	2,947,644	3,147,422
General and administrative expenses	1,841,873	2,235,269	3,205,163	3,606,325
Depreciation	67,781	59,588	138,888	119,049
Total Operating Expenses	4,286,745	4,782,986	6,291,695	6,872,796

Income (Loss) from Operations	2,438,539	859,334	1,667,601	(242,770)

Other Income (Expenses)
Gain from damaged goods insurance claim	936,537	-	1,067,829	-
Gain from extinguishment of accounts payable	-	-	390,000	-
Interest expense	(127,731)	(47,639)	(157,321)	(50,514)
Finance costs	(18,431)	(3,333)	(24,836)	(6,666)
Total Other Income (Expenses), net	790,375	(50,972)	1,275,672	(57,180)

Income (Loss) Before Income Tax (Provision) Benefit	3,228,914	808,362	2,943,273	(299,950)

Income Tax (Provision) Benefit	(821,040)	(184,140)	(742,203)	54,591

Net Income (Loss)	$2,407,874	$624,222	$2,201,070	$(245,359)

Net Income (Loss) per Common Share
Basic and Diluted	$0.06	$0.02	$0.06	$(0.01)
Diluted	$0.06	$0.02	$0.06	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic	38,557,643	38,518,513	38,557,643	38,494,687
Diluted	39,107,908	39,343,383	38,982,775	38,494,687

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities
Net Income (loss)	$2,201,070	$(245,359)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	138,888	119,049
Amortization of deferred financing costs	24,836	6,666
Change in inventory reserve	471,131	-
Change in allowance for bad debts	263,338	280,099
Stock based compensation	-	22,504
Change in net deferred tax assets	608,454	(54,591)
Gain from extinguishment of accounts payable	390,000	-
Changes in operating assets and liabilities:
Accounts receivable	(16,575,815)	(14,759,924)
Due from banks	2,388,438	2,236,779
Accounts receivable - related parties	100,000	(913,720)
Insurance receivable	1,268,463	(1,247,981)
Inventories	(1,071,606)	(9,264,414)
Prepaid expenses and other current assets	136,856	16,667
Other non-current assets	52,712	(104,659)
Accounts payable	9,497,533	16,614,553
Accrued expenses	(100,804)	827,153
Due to related parties	(258,057)	259,767
Customer deposits	-	66,923
Refunds due to customers	(685,910)	1,617,698
Reserve for sales returns	499,055	2,334,491
Operating lease liabilities, net of operating leases - right of use assets	(22,562)	(27,335)
Net cash used in operating activities	(673,980)	(2,215,634)

Cash flows from investing activities
Purchase of property and equipment	(84,975)	(213,186)
Net cash used in investing activities	(84,975)	(213,186)
Cash flows from financing activities
Net proceeds from revolving lines of credit	1,156,323	4,428,588
Proceeds from note payable - Payroll Protection Program	443,900	-
Payment of bank term note	-	(125,000)
Payment of deferred financing charges	(73,725)	-
Proceeds from installment note	-	175,840
Proceeds from subscription receivable	-	2,200
Proceeds from exercise of stock options	-	10,200
Payment on subordinated debt - related party	-	(12,708)
Payments on installment notes	(34,089)	-
Payments on finance leases	(7,412)	(7,136)
Net cash provided by financing activities	1,484,997	4,471,984
Net change in cash	726,042	2,043,164

Cash at beginning of period	345,200	211,408
Cash at end of period	$1,071,242	$2,254,572

Supplemental disclosures of cash flow information:
Cash paid for interest	$142,674	$62,370
Operating leases - right of use assets initial adoption	$-	$1,108,330
Operating lease liabilities - initial adoption	$-	$1,234,368
Operating leases - right of use assets and lease liabilities at inception of lease	$2,184,105	$-

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Receivable	Deficit	Total

Balance at June 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$-	$(14,633,360)	$5,481,259

Net Income							2,407,874	2,407,874

Balance at September 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$-	$(12,225,486)	$7,889,133

Balance at June 30, 2019	-	$-	38,497,643	$384,977	$19,704,436	$-	$(12,439,137)	$7,650,276

Net lncome							624,222	624,222
Employee compensation-stock option					5,002			5,002
Exercise of stock options			60,000	600	9,600			10,200

Balance at September 30, 2019	-	$-	38,557,643	$385,577	$19,719,038	$-	$(11,814,915)	$8,289,700

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Receivable	Deficit	Total

Balance at March 31, 2020	-	$-	38,557,643	$385,576	$19,729,043	$-	$(14,426,556)	$5,688,063

Net income							2,201,070	2,201,070

Balance at September 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$-	$(12,225,486)	$7,889,133

Balance at March 31, 2019	-	$-	38,464,753	$384,648	$19,687,263	$(2,200)	$(11,569,556)	8,500,155

Net loss							(245,359)	(245,359)
Employee compensation-stock option					10,004			10,004
Collection of subscription receivable						2,200		2,200
Exercise of stock options			60,000	600	9,600			10,200
Issuance of common stock - directors			32,890	329	12,171			12,500

Balance at September 30, 2019	-	$-	38,557,643	$385,577	$19,719,038	$-	$(11,814,915)	$8,289,700

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended September 30, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at September 30, 2020 and March 31, 2020 are approximately $896,000 and $217,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of September 30, 2020 and March 31, 2020 the estimated amounts for these future inventory returns were approximately $1,114,000 and $1,367,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of September 30, 2020 and March 31, 2020 the Company had inventory reserves of approximately $905,000 and $434,000, respectively for estimated excess and obsolete inventory.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

DEFERRED FINANCING COSTS

The Company classifies deferred financing costs incurred when obtaining or renewing revolving credit facilities as assets in the accompanying condensed consolidated balance sheets as it is likely that during certain periods during non-peak season there will be no balance due on these credit facilities to offset the deferred financing costs. In June 2020, the Company incurred approximately $74,000 in deferred financing costs associated with the closing of the Crestmark Facility and the IHC Facility which are being amortized over twelve months and were classified as current assets on the accompanying condensed consolidated balance sheets.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, refunds due to customers and due to/from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the subordinated debt to Starlight Marketing Development, Ltd. (related party), finance leases and installment notes approximate fair value due to the relatively short period to maturity and related interest accrued at a rate similar to market rates. The carrying amount on the revolving lines of credit approximate fair value due the relatively short period to maturity and related interest accrued at market rates. The carrying amount on the Payroll Protection Program note payable approximates fair value due the relatively short period to maturity as management intends to apply for total forgiveness of the loan in the current fiscal year.

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

September 30, 2020 and 2019

(Unaudited)

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

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See Note 8 – GEOGRAPHICAL INFORMATION).

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

The Company’s reserve for sales returns were approximately $1,723,000 and $1,224,000 as of September 30, 2020 and March 31, 2020, respectively.

Revenue is derived from four different major product lines. Disaggregated revenue from these product lines for the three and six months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Product Line
Classic Karaoke Machines	$16,045,445	$11,737,193	$18,432,258	$15,893,233
Download Karaoke Machines	3,214,493	4,005,488	3,187,553	4,146,488
SMC Kids Toys	213,144	418,716	359,933	558,716
Music and Accessories	3,714,437	3,920,445	4,531,318	4,292,445

Total Net Sales	$23,187,519	$20,081,842	$26,511,062	$24,890,882

SHIPPING AND HANDLING COSTS

Shipping and handling costs are performed by both the Company and third-party logistics companies. Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended September 30, 2020 and 2019 shipping and handling expenses were approximately $305,000 and $225,000, respectively. For the six months ended September 30, 2020 and 2019 shipping and handling expenses were approximately $388,000 and $314,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and six months ended September 30, 2020 and 2019 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2020 and 2019, the stock option expense was approximately $0 and $5,000, respectively. For the six months ended September 30, 2020 and 2019, the stock option expense was $0 and $10,000, respectively.

ADVERTISING

Costs incurred for producing and publishing advertising of the Company are charged to operations the first time the advertising takes place. The Company has entered into cooperative advertising agreements with its major customers that specifically indicate that the customer must spend the cooperative advertising fund upon the occurrence of mutually agreed events. The percentage of the cooperative advertising allowance ranges from 1% to 13% of the purchase. The customers must advertise the Company’s products in the customer’s catalog, local newspaper and other advertising media. The customer must submit the proof of the performance (such as a copy of the advertising showing the Company’s products) to the Company to request the allowance. The customer does not have the ability to spend the allowance at their discretion. The Company believes that the identifiable benefit from the cooperative advertising program and the fair value of the advertising benefit is equal or greater than the cooperative advertising expense. Advertising expense for the three months ended September 30, 2020 and 2019 was approximately $1,094,000 and $1,419,000, respectively. Advertising expense for the six months ended September 30, 2020 and 2019 was approximately $1,415,000 and $1,780,000, respectively As of September 30, 2020 and March 31, 2020 there was an accrual for cooperative advertising allowances of $653,000 and $685,000, respectively. These amounts were a component of accrued expenses in the condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2020 and 2019, these amounts totaled approximately $2,000 and $18,000, respectively. For the six months ended September 30, 2020 and 2019, these amounts totaled $15,000 and $23,000 respectively.

INCOME TAXES

The Company follows the provisions of FASB ASC 740 “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. As of September 30, 2020 and March 31, 2020 the Company recognized a valuation reserve of approximately $88,000 for deferred tax assets relating to net operating loss carryforwards that the Company will more than likely not be able to realize prior to their expiration.

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the six months ended September 30, 2020 and 2019 we estimated our effective tax rate to be approximately 25% and 18%, respectively. As of September 30, 2020 and March 31, 2020 the Singing Machine had net deferred tax assets of approximately $677,000 and $1,286,000, respectively. The Company recorded an income tax provision of approximately $821,000 and $184,000 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded an income tax provision of approximately $742,000 for the six months ended September 30, 2020 and an income tax benefit of approximately $55,000 for the six months ended September 30, 2019.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of September 30, 2020, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS PER SHARE

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. As of September 30, 2020 and 2019 total potential dilutive shares from common stock options amounted to approximately 2,230,000 and 2,250,000 shares, respectively. These shares were included in the computation of diluted earnings per share for the three and six months ended September 30, 2020 and the three months ended September 30, 2019. These shares were not included in the computation of diluted earnings per share for the six months ended September 30, 2019 because their effect was anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes” (Topic 740). Among several issues addressed in this ASU, there was one area that may potentially affect the Company’s calculations of interim income tax provision or benefit. The guidance specifies that an entity should apply the annual effective tax rate to the year-to date income or loss as long as the tax benefits for any losses are expected to be realized during the year or would be recognizable as a deferred tax asset at the end of the year eliminating the requirement of a valuation allowance for that interim period. There is specific guidance for circumstances in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated ordinary loss for the year, which is an exception to the general guidance in Subtopic 740-270. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the potential effects of this updated guidance on our condensed consolidated financial statements and related disclosures.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

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

NOTE 3 - INVENTORIES, NET

Inventories are comprised of the following components:

	September 30,	March 31,
	2020	2020

Finished Goods	$6,872,000	$6,595,000
Inventory in Transit	1,121,000	73,000
Estimated Amount of Future Returns	1,114,000	1,367,000
Subtotal	9,107,000	8,035,000
Less:Inventory Reserve	905,000	434,000

Inventories, net	$8,202,000	$7,601,000

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2020	2020

Computer and office equipment	5-7 years	$445,000	$445,000
Furniture and fixtures	7 years	98,000	98,000
Warehouse equipment	7 years	195,000	195,000
Molds and tooling	3-5 years	1,765,000	1,680,000
		2,503,000	2,418,000
Less: Accumulated depreciation		1,786,000	1,647,000
		$717,000	$771,000

Depreciation expense for the three months ended September 30, 2020 and 2019 was approximately $68,000 and $60,000, respectively. Depreciation expense for the six months ended September 30, 2020 and 2019 was approximately $139,000 and $119,000, respectively.

NOTE 5 – BANK FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility with Crestmark Bank (“Crestmark Facility”) on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31and is reduced to a maximum of $5.0 million between January 1 and July 31. Costs associated with closing of the Intercreditor Revolving Credit Facility of approximately $74,000 are deferred and will be amortized over one year. During the three and six months ended September 30, 2020 the Company incurred amortization expense of approximately $18,000 and $21,000, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility.

Under the Crestmark Facility:

●	Advance rate shall not exceed 70% of Eligible Accounts Receivable aged less than 90 days from invoice date.
●	Crestmark shall maintain a base dilution reserve of 1% for each 1% of dilution over 15%.
●	Crestmark will implement an availability block of 20% of amounts due on Iron Horse Credit (“IHC”) Intercreditor Revolving Credit Facility.
●	Mandatory pay-down of the loan to zero in January and February each year.

The Crestmark Facility is secured by a perfected security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2,000,000. For the three and six months ended September 30, 2020 the Company recorded interest expense of approximately $51,000.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

The Crestmark Facility expires on June 15, 2022. As of September 30, 2020, the Company had an outstanding balance of approximately $134,000 on the Crestmark Facility.

In addition, the Company executed a two-year Loan and Security Agreement with Iron Horse Credit (“IHC Facility”) for up to $2,500,000 in inventory financing.

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. This financial covenant has been waived for the first six months of the IHC Facility.

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Interest expense for the three and six months ended September 30, 2020 was approximately $54,000 and $62,000, respectively. The IHC Facility expires on June 15, 2022. As of September 30, 2020, there was an outstanding balance of $1,022,000.

Revolving Credit Facility PNC Bank

On June 22, 2017, the Company renewed the existing revolving credit facility (the “PNC Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years which was terminated on June 16, 2020 and replaced by the Intercreditor Revolving Credit Facility with Crestmark and IHC. In September 2019, the Company defaulted on the PNC Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio requirement. In November 2019, the Company entered into a Forbearance Agreement with PNC whereby PNC delayed taking action they would have been be entitled to under a default through March 31, 2020. The Company remained in default of the Forbearance Agreement up until termination of the Revolving Credit Facility on June 16, 2020 at which time the Company executed the Intercreditor Revolving Credit Facility with Crestmark and IHC. As of September 30, 2020, and March 31, 2020 there were no amounts due on the PNC Revolving Credit Facility. During the three months ended September 30, 2020 and 2019 the Company incurred interest expense of approximately $0 and $32,000, respectively, on amounts borrowed against the PNC Revolving Credit Facility. During the six months ended September 30, 2020 and 2019 the Company incurred interest expense of approximately $0 and $33,000, respectively on amounts borrowed against the PNC Revolving Credit Facility.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the SBA, and the SBA has provided Crestmark with the loan forgiveness amount. For the three months ended September 30, 2020 and 2019 the Company incurred interest expense of approximately $1,000 and $0, respectively. For the six months ended September 30, 2020 and 2019 the Company incurred interest expense of approximately $2,000 and $0, respectively. As of September 30, 2020 there was an outstanding balance on the PPP note payable of approximately $444,000. The Company currently expects to apply for forgiveness of the entire loan balance.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. As of September 30, 2020, the Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of September 30, 2020, and March 31, 2020 there was an outstanding balance on the installment notes of approximately $312,000 and $346,000, respectively. For the three months ended September 30, 2020 and 2019 the Company incurred interest expense of approximately $7,000. For the six months ended September 30, 2020 and 2019 the Company incurred interest expense of approximately $14,000 and $7,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility there is a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended September 30, 2020 and 2019 interest expense was approximately $12,000 and $0, respectively on the subordinated note payable and the related party subordinated debt. During the six months ended September 30, 2020 and 2019 interest expense was approximately $24,000 and $2,000, respectively on the subordinated note payable and the related party subordinated debt.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the subordinated note payable. Both the Crestmark Facility and IHC Facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. There is no set schedule with regards to repayment of the note and as such the subordinated note payable has been classified as a non-current liability as of September 30, 2020 and March 31, 2020 on the consolidated balance sheets. As of September 30, 2020 and March 31, 2020 the remaining amount due on the subordinated debt was approximately $803,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

INSURANCE CLAIM SETTLEMENT – DAMAGED GOODS INCIDENT

As of this filing we have recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the condensed consolidated statement of operations. For the three and six months ended September 30, 2020 the gain from damaged goods insurance claim was approximately $937,000 and $1,068,000, respectively.

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

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. The renewal base rent payment is $65,300 with a 3% increase every 12 months for the remaining term of the extension.

We entered into an operating lease agreement, effective May 1, 2018, for 424 square feet of office space in Macau. The rent is fixed at approximately $1,600 per month for the duration of the lease which expires on April 30, 2021. The lease provides for a renewal option to extend the lease.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On May 25, 2018 and June 4, 2018, we entered into two long-term capital leasing arrangements with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the leasing of two used forklift vehicles in the amount of approximately $44,000. The leases require monthly payments in the amount of $1,279 per month over a total lease term of 36 months which commenced on June 1, 2018. The agreement has an effective interest rate of 4.5% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of September 30, 2020 and March 31, 2020, the remaining amounts due on these capital leasing arrangements was approximately $10,000 and $18,000, respectively. For the three months ended September 30, 2020 and 2019 the Company incurred interest expense of $109 and $239, respectively. For the six months ended September 30, 2020 and 2019 the Company incurred interest expense of $263 and $513, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

Supplemental balance sheet information related to leases as of September 30, 2020 is as follows:

Assets:
Operating lease - right-of-use assets	$2,460,942
Finance leases as a component of Property and equipment, net of accumulated depreciation of $15,027	28,499
Liabilities
Current
Current portion of operating leases	$765,125
Current portion of finance leases	10,091
Noncurrent
Operating lease liabilities, net of current portion	$1,743,033
Finance leases, net of current portion	-

Supplemental statement of operations information related to leases for the three and six months ended September 30, 2020 is as follows:

	Three Months Ended	Six Months Ended
	September 30 2020	September 30 2020
Operating lease expense as a component of general and administrative expenses	$176,698	$325,423
Finance lease cost
Depreciation of leased assets as a component of depreciation	$1,554	$3,109
Interest on lease liabilities as a component of interest expense	$109	$263

Supplemental cash flow information related to leases for the six months ended September 30, 2020 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$343,177
Financing cash flow paid for finance leases		$7,412

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	35.8
Finance leases	9.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	3.68%

Scheduled maturities of operating and finance lease liabilities outstanding as of September 30, 2020 are as follows:

Year	Operating Leases	Finance Leases

2020, for the remaining 6 months	$228,831	$3,837
2021	882,229	6,394
2022	931,079	-
2023	673,592	-
2024	61,479	-
Total Minimum Future Payments	2,777,210	10,231

Less: Imputed Interest	269,052	140

Present Value of Lease Liabilities	$2,508,158	$10,091

NOTE 7 - STOCK OPTIONS

During the six months ended September 30, 2020 and 2019 the Company issued 0 and 100,000 stock options, respectively at an exercise price of $0 and $.38 to directors as compensation for their service.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

A summary of stock option activity for the six months ended September 30, 2020 is summarized below:

	September 30, 2020
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,230,000	$0.26
Granted	-	-
Exercised	-	-
Balance at end of period	2,230,000	$0.26

Options exercisable at end of period	2,230,000	$0.26

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

The following table summarizes information about employee stock options outstanding at September 30, 2020:

Range of Exercise Price	Number Outstanding at September 30, 2020	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2020	Weighted Average Exercise Price
$.04 - $.38	1,650,000	3.8	$0.17	1,650,000	$0.17
$.47 - $.55	580,000	6.9	$0.50	580,000	$0.50
*	2,230,000			2,230,000

* Total number of options outstanding as of September 30, 2020 includes 1,080,000 options issued to five current and two former directors as compensation and 1,150,000 options issued to key employees that were not issued from the Plan.

NOTE 8 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and six months ended September 30, 2020 and 2019 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2020	2019	2020	2019

North America	$22,476,856	$16,263,563	$25,564,563	$20,877,336
Europe	710,663	3,439,976	893,475	3,539,400
Australia	-	378,303	53,024	474,146
	$23,187,519	$20,081,842	$26,511,062	$24,890,882

The geographic area of sales was based on the location where the product is delivered.

NOTE 9 –RELATED PARTY TRANSACTIONS

All transactions listed below are related to the Company as they are all with affiliates of our Chairman of the Board, Mr. Phillip Lau.

DUE TO/FROM RELATED PARTIES

On September 30, 2020 and March 31, 2020, the Company had amounts due to related parties in the amounts of approximately $244,000 and $502,000, respectively for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by the parent company. On September 30, 2020 and March 31, 2020, the Company had $0 and $100,000 due from a related party for goods sold to this company.

TRADE

During the three months ended September 30, 2020 and 2019 the Company sold approximately $0 and $778,000, respectively to Winglight Pacific, Ltd. (“Winglight”), a related party, at a discounted price similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the three months ended September 30, 2020 and 2019 was NA and 23.9%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada at that time. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

During the three months ended September 30, 2020 and 2019 the Company sold approximately $0 and $168,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $685,000.

During the six months ended September 30, 2020 and 2019 the Company sold approximately $0 and $852,000, respectively to Winglight at a discounted price similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the six months ended September 30, 2020 and 2019 was NA and 23.7%, respectively. The product was shipped to Cosmo. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

During the six months ended September 30, 2020 and 2019 the Company sold approximately $0 and $239,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE were approximately $90,000 for the three months ended September 30, 2020 and 2019. The services from SLE for the six months ended September 30, 2020 and 2019 were approximately $181,000 and $191,000 respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 10 – RESERVE FOR SALES RETURNS

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Six Months Ended
	September 30,	September 30,
	2020	2019
Reserve for sales returns at beginning of the year	$1,224,000	$896,154
Provision for estimated sales returns	2,306,668	3,543,813
Sales returns received	(1,807,613)	(1,209,322)

Reserve for sales returns at end of the period	$1,723,055	$3,230,645

NOTE 11 – REFUNDS DUE TO CUSTOMERS

As of September 30, 2020 and March 31, 2020 the amount of refunds due to customers was approximately $121,000  and $807,000, respectively. Refunds due to customers at September 30, 2020 were primarily due to one major customer for overstock returns. Refunds due to customers at March 31, 2020 were primarily due to one major customer which reflects approximately $1,691,000 of chargebacks less approximately $1,181,000 that the customer had deducted on payment remittances to the Company as of March 31, 2020. The remaining $297,000 was primarily due to amounts due to two major customers for overstock returns.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended September 30, 2020 and 2019 totaled approximately $20,000 and $18,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the six months ended September 30, 2020 and 2019 totaled approximately $34,000 and $32,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 13 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At September 30, 2020, 93% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2020, 82% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended September 30, 2020, there were three customers who individually accounted for 10% or more of the Company’s gross sales. Revenue derived from these customers as a percentage of gross sales were 44%, 21%, and 12% respectively. For the three months ended September 30, 2019, there were three customers who individually accounted for 10% or more of the Company’s gross sales. Revenue derived from these customers as a percentage of gross sales were 36%, 13% and 11%, respectively.

For the six months ended September 30, 2020, there were three customers who individually accounted for 10% or more of the Company’s gross sales. Revenue derived from this customer as a percentage of gross sales were 40%, 20% and 15%, respectively. For the six months ended September 30, 2019, there were two customers who individually accounted for 10% or more of the Company’s gross sales. Revenue derived from these customers as a percentage of gross sales were 43% and 10%, respectively.

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

Our products are sold throughout North America, Europe and Australia primarily through major mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three and six months ended September 30, 2020 and 2019:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For the Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	71.0%	71.9%	70.0%	73.4%

Gross Profit	29.0%	28.1%	30.0%	26.6%

Operating Expenses
Selling expenses	10.3%	12.4%	11.1%	12.6%
General and administrative expenses	7.9%	11.1%	12.2%	14.5%
Depreciation and amortization	0.3%	0.3%	0.5%	0.5%

Total Operating Expenses	18.5%	23.8%	23.8%	27.6%

Income (Loss) from Operations	10.5%	4.3%	6.3%	-1.0%

Other Income (Expenses)
Gain from damaged goods insurance claim	4.0%	0.0%	4.0%	0.0%
Gain from extinguishment of accounts payable	0.0%	0.0%	1.5%	0.0%
Interest expense	-0.6%	-0.2%	-0.6%	-0.2%
Financing costs	-0.1%	0.0%	-0.1%	0.0%

Total Other Income (expenses), net	3.4%	-0.2%	4.8%	-0.2%

Income (Loss) Before Income Tax (Provision) Benefit	13.9%	4.1%	11.1%	-1.2%

Income Tax (Provision) Benefit	-3.5%	-0.9%	-2.8%	0.2%

Net Income (Loss)	10.4%	3.2%	8.3%	-1.0%

QUARTER ENDED SEPTEMBER 30, 2020 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2019

NET SALES

Net sales for the quarter ended September 30, 2020 increased to approximately $23,188,000 from $20,082,000 an increase of approximately $3,106,000 as compared to the same period ended September 30, 2019. Sales of our Carpool Karaoke The Mic (“CPK”) product increased by approximately $1,098,000 during the three months ended September 30, 2020 compared to the same period ended September 30, 2019. During the three months ended September 30, 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged which resulted in estimated customer chargebacks and a reduction of sales of approximately $1,534,000 for this one-time prior year incident. The remaining increase in sales of approximately $474,000 was primarily due to increased internet product demand from two major customers during the three months ended September 30, 2020.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2020 increased to approximately $6,725,000 from $5,642,000 an increase of approximately $1,083,000 as compared to the same period in the prior year. The increase in CPK product sales contributed approximately $638,000 to the increase in gross profit. The one-time damaged goods incident during the three months ended September 30, 2019 contributed approximately $286,000 of the variance in gross profit with the remaining increase due to the gross profit on the mix of products sold.

Gross profit margin for the three months ended September 30, 2020 was 29.0% compared to 28.1% for the three months ended September 30, 2019. The increase in CPK product sales which yield substantially more gross profit margin than our traditional product accounted for approximately 0.7 margin points of the 0.9 gross profit margin point increase with the remaining 0.2 increase in margin points attributed to the mix of products sold.

OPERATING EXPENSES

For the quarter ended September 30, 2020, total operating expenses decreased to approximately $4,287,000 compared to approximately $4,783,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $496,000 from the quarter ended September 30, 2019. Selling expenses decreased by approximately $111,000, primarily due reduced discretionary marketing expenses associated with CPK product of approximately $200,000 and offset by increased royalty expense on CPK product of approximately $148,000 due to the increase in sales. The remaining decrease was primarily due to reductions in advertising allowance programs for the holidays.

General and administrative expenses decreased by approximately $393,000 to approximately $1,842,000 for the three months ended September 30, 2020 compared to approximately $2,235,000 for the same period ended September 30, 2019. There were one-time expenses incurred during the three months ended September 30, 2019 including approximately $219,000 in out-of-pocket expenses associated with the damaged goods incident and approximately $135,000 in accounts receivable insurance for J C Penney that did not reoccur during the three months ended September 30, 2020. The remaining decrease was primarily due to a reduction in travel and entertainment expenses associated with COVID-19 limitations.

INCOME FROM OPERATIONS

There was income from operations of approximately $2,439,000 for the three months ended September 30, 2020 compared to income from operations of approximately $859,000 for the three months ended September 30, 2019. The increase in income from operations of approximately $1,580,000 was primarily due to the increase in gross profit and reduction in operating expenses as explained above.

OTHER INCOME (EXPENSES)

Other income and (expenses) increased by approximately $841,000 to approximately $790,000 in other income, net for the three months ended September 30, 2020 compared to approximately $51,000 in other expenses for the same period ended September 30, 2019 primarily due to the recovery of approximately $937,000 in out-of-pocket expenses relating to a prior year damaged goods insurance claim. This increase in other income was offset by an increase in interest expense and amortization of deferred financing costs of approximately $96,000 associated with the financing terms of the Crestmark Facility and IHC Facility.

INCOME TAXES

For the three months ended September 30, 2020 and 2019 the Company recognized an income tax provision of approximately $821,000 and $184,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 25.2% and 18.3%, respectively.

NET INCOME

For the three months ended September 30, 2020 there was net income of approximately $2,408,000 compared to net income of approximately $624,000 for the same period a year ago. The increase in net income was primarily due to the same reasons discussed in Income from Operations, Other Income (Expenses) and Income Taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2019

NET SALES

Net sales for the six months ended September 30, 2020 increased to approximately $26,511,000 from $24,891,000 an increase of approximately $1,620,000 as compared to the same period ended September 30, 2019. Sales of our CPK product increased by approximately $939,000 during the six months ended September 30, 2020 compared to the same period ended September 30, 2019. During the six months ended September 30, 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged which resulted in estimated customer chargebacks and a reduction of sales of approximately $1,534,000 for this prior year one-time incident. These increases in net sales were offset by a reduction in sales of approximately $826,000 to J C  Penney due to their pending bankruptcy.

GROSS PROFIT

Gross profit for the six months ended September 30, 2020 increased to approximately $7,959,000 from approximately $6,630,000 an increase of approximately $1,329,000 as compared to the same period in the prior year. The increase in CPK product sales as indicated in Net Sales contributed approximately $542,000 increase in gross profit margin. The one-time damaged goods incident during the six months ended September 30, 2019 contributed approximately $296,000 of the variance in gross profit with the remaining increase attributed to the mix of products sold.

Gross profit margin for the six months ended September 30, 2020 was 30.0% compared to 26.6% for the six months ended September 30, 2019. The increase in CPK product sales which yield substantially more gross profit margin than our traditional product accounted for approximately 0.4 of the 3.4 gross profit margin point increase with the remaining increase in margin points attributed to the mix of products sold.

OPERATING EXPENSES

For the six months ended September 30, 2020, total operating expenses increased to approximately $6,292,000 compared to approximately $6,873,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $581,000 from the six months ended September 30, 2019. Selling expenses decreased by approximately $200,000, primarily due to reduced discretionary marketing expense of approximately $343,000 associated with the CPK product and offset by an increase of royalty expenses of approximately $130,000 due to the increase in CPK product sales.

General and administrative expenses decreased by approximately $401,000 to approximately $3,205,000 for the six months ended September 30, 2020 compared to approximately $3,606,000 for the same period ended September 30, 2019. There were one-time expenses incurred during the three months ended September 30, 2019 including approximately $219,000 in out-of-pocket expenses associated with the damaged goods incident and approximately $135,000 in accounts receivable insurance for J C Penney that did not reoccur during the three months ended September 30, 2020. There was a decrease in travel and entertainment of approximately $153,000 due to canceled trade shows and other limitations associated with COVID-19. These increases in general and administrative expenses were offset  by an increase in outside computer services associated with the implementation of our new ERP system.

INCOME (LOSS) FROM OPERATIONS

There was income from operations of approximately $1,668,000 for the six months ended September 30, 2020 compared to a loss from operations of approximately $243,000 for the six months ended September 30, 2019. The increase in income from operations of approximately $1,911,000 was primarily due to the increase in gross profit and reduction in operating expenses as explained above.

OTHER INCOME (EXPENSES)

Other income and (expenses) increased by approximately $1,333,000 to approximately $1,276,000 in other income, net for the six months ended September 30, 2020 compared to approximately $57,000 in other expenses for the same period ended September 30, 2019 primarily due to the recovery of approximately $1,068,000 in out-of-pocket expenses relating to a prior year damaged goods insurance claim and a vendor extinguishing accounts payable of $390,000 from the factory that caused the damage. This increase in other income was offset by an increase in interest expense and amortization of deferred financing costs of approximately $125,000 associated with the financing terms of the Crestmark Facility and IHC Facility.

INCOME TAXES

For the six months ended September 30, 2020 and 2019 the Company recorded an income tax provision of approximately $742,000 and an income tax benefit of approximately $55,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 25.2% and 18.3%, respectively.

NET INCOME (LOSS)

For the six months ended September 30, 2020 there was net income of approximately $2,201,000 compared to a net loss of approximately $245,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in Income (Loss) from Operations, Other Income (Expenses) and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, Singing Machine had cash on hand of approximately $1,071,000 as compared to cash on hand of approximately $2,255,000 on September 30, 2019. We had working capital of approximately $6,999,000 as of September 30, 2020. Net cash used in operating activities was approximately $674,000 for the six months ended September 30, 2020, as compared to approximately $2,216,000 used in operating activities for the same period a year ago. During the six months ended September 30, 2020 there was an increase in accounts receivable of approximately $16,576,000 due to a seasonal increase in sales and a seasonal increase in inventories of approximately $1,072,000 due to receipt of inventory for peak season, and a decrease in refunds due to customers of approximately $686,000 as most of the refunds due to the damaged goods incident from the prior year were refunded to the customer.  These increases in cash used in operating activities were offset by an increase in accounts payable of approximately $9,498,000 due to seasonal purchases of product for the peak season and a decrease in insurance receivable of approximately $1,268,000 as we received proceeds for the one-time damaged goods incident that occurred in the prior fiscal year. There was a decrease in amounts due from banks of approximately $2,388,000 due to excess cash collected in excess of amounts due on the revolving credit facilities with PNC Bank and Crestmark Bank and a seasonal increase in reserve for sales returns of approximately $499,000.

Net cash used in operating activities was approximately $2,216,000 for the six months ended September 30, 2019, as compared to approximately $5,400,000 used in operating activities for the same period a year ago. During the six months ended September 30, 2019 there was an increase in accounts receivable of approximately $14,760,000 due to seasonal increase in sales, an increase in inventories of approximately $9,264,000 due to peak seasonal purchases as well as expedited inventory receipts in order to mitigate increased costs due to new tariff assessments. There was an increase in insurance claim receivable of approximately $1,248,000 relating to damaged goods claims from one customer. These increases in cash used in operating activities were offset by an increase in accounts payable of approximately $16,615,000 due to seasonal purchases of product for the peak season, an increase in reserve for sales returns of approximately $2,334,000 of which approximately $1,100,000 is due to anticipated return of new product from one major customer. There was a decrease in amounts due from PNC bank of approximately $2,237,000 due to excess cash collected in excess of amounts due on the Revolving Credit facility at year end being utilized in peak season operations and an increase in refunds due to customers of approximately $1,617,000 due to chargebacks from one major customer for damaged goods.

Net cash used in investing activities for the six months ended September 30, 2020 was approximately $85,000 as compared to approximately $213,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the six months ended September 30, 2020 was approximately $1,485,000 compared to cash provided by financing activities of approximately $4,472,000 for the same period ended of the prior year. We borrowed approximately $1,156,000 from our Crestmark Facility and IHC Facility for working capital and received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program. These financing activities were offset by payments made on deferred finance charges associated with the closing of the Crestmark and IHC Facilities of approximately $74,000 with the remaining difference used to pay scheduled installments on installment notes and finance leases.

During the six months ended September 30, 2019, we borrowed approximately $4,429,000 from our Revolving Credit Facility for working capital and received approximately $176,000 from a financing arrangement with Dimension Funding to finance implementation of a new Enterprise Resource Planning system. These increases in cash provided by financing activities were offset by payments of finance leases and the bank term note of approximately $132,000.

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility with Crestmark and IHC on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020 (See Note 5 – Bank Financing). As of this filing, we have borrowed approximately $599,000 on the IHC Facility, which provides for a maximum loan amount of $2,500,000 on eligible inventory and borrowed approximately $4,156,000 on our Crestmark Facility which will make available up to $10,000,000 of eligible accounts receivable as the fiscal year progresses. As of this filing the Company has approximately $4,546,000 currently available from these two credit facilities.

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss in cash flow of approximately $1,559,000 in revenue and approximately $849,000 in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods in the prior fiscal year. As of this filing we have recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the condensed consolidated statement of operations. For the three and six months ended September 30, 2020 the gain from damaged goods insurance claim was approximately $937,000 and $1,068,000, respectively. We also secured vendor invoice credits of $390,000 from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of operations for the six months ended September 30, 2020.

On May 5, 2020, the Company received loan proceeds from Crestmark Bank in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the SBA, and the SBA has provided Crestmark with the loan forgiveness amount. For the three and six months ended September 30, 2020 the Company incurred interest expense of approximately $1,000 and $2,000, respectively. The Company currently expects to apply for forgiveness of the entire loan balance.

We believe that the cash on hand, the availability of cash from our Intercreditor Revolving Credit Facility, our projections to reduce excess inventory during the next year, and cash generated from our operating forecast will be adequate to meet the Company’s liquidity requirements for at least the next twelve months. We believe the Intercreditor Revolving Credit Facility will be adequate to maintain and grow our business during the two-year term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 16, 2020	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

