Form 10-K/A
period 2020-03-31
SINGING MACHINE CO INC
filed 2021-02-19
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

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

Number of shares of common stock outstanding as of August 12, 2020 was 38,557,643

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

As described in form 8K filed on January 29, 2021, the Audit Committee of the Board of Directors of The Singing Machine Company, Inc. (the “Company”) and management, in consultation with the Company’s independent registered public accounting firm, EisnerAmper LLP, has concluded that the following previously issued consolidated financial statements and related disclosures of the Company should no longer be relied upon due to misstatements contained in such financial statements:

i.	The audited consolidated financial statements for the fiscal years ended March 31, 2020 and 2019;
ii.	The unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2020 and 2019, June 30, 2020 and 2019 and December 31, 2019 (the “Restated Periods”)

The management of the Company has determined that in accordance with FASB ASC Topic 606 section 10-32-26, the Company incorrectly accounted for the cost of cooperative (“co-op”) promotion allowances (previously referred to as “cooperative advertising”), as selling expenses instead of a reduction of the transaction prices recorded in net sales for each of the Restated Periods.

Pursuant to FASB ASC Topic 606 section 10-32-26, if cooperative allowances payable to a customer is a payment for a distinct good or service from the customer, then an entity shall account for the purchase of the good or service in the same way that it accounts for other purchases from suppliers. If the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.

Effects of the Misstatements

The effects of this accounting error do not impact the consolidated balance sheets, statements of cash flows and statements of shareholders’ equity for any current or past reporting period. The effects are confined to the consolidated statements of operations, MD&A discussions, notes to consolidated financial statements, and management’s assessment of internal control of the Restated Periods. The net income or loss reported in the aforementioned reporting periods has not changed. The impact of this error on the audited consolidated financial statements is as follows:

●	For the years ended March 31, 2020 and 2019 net sales are reduced by $2,917,734 or approximately seven percent, and $2,284,830 or approximately five percent, respectively. Correspondingly, selling expenses as a component of total operating expenses are reduced by the same amounts.
●	For the year ended March 31, 2020 total net sales as originally reported were $41,418,304 and are restated to $38,500,570 reducing the gross profit percentage from 26.8% to 21.2%. Correspondingly, total operating expenses as originally reported were $14,339,853 and are restated to $11,422,119 for an approximate 20% reduction in indirect costs. These restatements do not change the net loss of $2,857,000 previously reported.
●	For the year ended March 31, 2019 total net sales as originally reported were $46,482,998 and are restated to $44,198,168 reducing the gross profit percentage from 25.3% to 21.5%. Correspondingly, total operating expenses as originally reported were $10,724,245 and will be restated to $8,439,415 for an approximate 21% reduction in indirect costs. These restatements do not change the net income of $631,547 previously reported.

Internal Controls Over Financial Reporting

As a result of the misstatements, management also concluded that we had a material weakness in our control over financial reporting. For more information regarding management’s assessment of internal control over financial reporting and disclosure controls and procedures, as well as the related remediation actions, refer to Item 9A “Controls and Procedures” in this Annual Report on Form 10-K/A.

This Form 10-K/A amends and restates the entire contents of the original Form 10-K. The portions of this Form 10-K/A that have been revised to give effect to the restatements and matters related thereto are as follows:

●	Item 1.Business
●	Item 1A. Risk Factors
●	Item 6. Selected Financial Data
●	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 8. Financial Statements and Supplementary Data
●	Item 9A. Controls and Procedures
●	Item 15. Exhibits, Financial Statements Schedule

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1,31.2,32.1 and 32.2).

Except as described above, no other changes have been made to the Company’s Annual Report on Form 10-K ended March 31, 2020 (the “Original Filing”). This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company will be amending the previous Form 10-Q reports covering the unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2020 and 2019 and June 30, 2020 and 2019, through separate filings of Forms 10-Q/A for each of the aforementioned interim periods, and December 31, 2019 in connection with our filing of the December 31, 2020 Form 10Q.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (the “Annual Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

GROWTH STRATEGY

The overall objective of the Singing Machine is to create an efficient platform for the development, manufacture, and world-wide marketing and distribution of home entertainment-based consumer electronics. The Company will also seek new revenue opportunities through hardware-based music content delivery and the creation of a community-based entertainment platform. The Company intends to leverage our valuable customer base and strong relationships with our factories to achieve our organic growth initiatives.

Organic Growth Strategy

We intend to pursue various initiatives to execute our organic growth strategy, which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development. Key elements of our organic growth strategy include:

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

PRODUCT LINES

We currently have four different product lines which consist in total of over 35 different models. The product lines consist of the following:

●	Classic Karaoke Machines represent the majority of our karaoke machines currently sold. These machines incorporate traditional karaoke features such as CD+G playback, echo, and voice control features, sound enhancement, built-in monitors, A/V out connections to TV for scrolling lyrics, and microphone inputs. Built-in cameras, Bluetooth and recording functions are available in some select models. The retail price range is from $49 to $199. This product line accounted for approximately 71% of total revenue for fiscal 2020.
●	Download Karaoke Machines represent a line of digital karaoke machines capable of playing back digital karaoke content. These machines include custom proprietary software to play high-definition digital downloaded content from our Singing Machine download store. These machines offer a full range of features including searching, playlist creation, Bluetooth, full motion videos, lead vocal, and HDMI output. The retail price range is from $79 to $199. This product line accounted for approximately 14% of total revenue in fiscal 2020.
●	SMC Kids Toy Products represents a new category of products for the Company, launched in the Fall of fiscal 2018. These toy products range from youth Bluetooth microphones to sing-along music players. The retail price range is from $19.99 to $39.99. This product line accounted for approximately 2% of total revenue in fiscal 2020.
●	Licensed Products represents a category of products done in collaboration between Singing Machine and third-party licensors. This includes product lines like “Carpool Karaoke” plus any future licenses that we take on. This product line accounted for approximately 5% of total revenue in fiscal 2020.

The remaining 8% of total revenue was from the sales of karaoke related accessories consisting primarily of microphones, music subscriptions and downloads, and other miscellaneous electronic accessories.

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

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase karaoke machines overseas from factories in China for our own account and warehouse the products in leased facilities in California. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct import sales. We generally sell from our own inventory in less than container-sized lots. Domestic sales also include our new rapidly growing business of e-commerce in which we ship product directly to the end- consumer.

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

In fiscal 2020, approximately 54% of net sales were from direct import sales and approximately 46% of net sales were shipped domestically. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales made in their respective territories. We utilize some of our outside independent sales representatives to help us provide service to our mass merchandisers and other retailers. The sales representative agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days’ notice. Our international sales are primarily made by our in- house sales representatives and our independent distributors.

As a percentage of net sales, our sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2020 and 2019, approximately 80% and 86%, respectively. In fiscal 2020, the top three major customers accounted for approximately 41%, 13% and 10% of our net revenues. Although we have long-established relationships with all of our customers, we do not have contractual arrangements to purchase fixed quantities with any of them. A decrease in business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

RETURNS

Returns of electronic hardware and music products by our customers generally occur after approval involving damaged goods, goods shipped in error and overstock. Our policy is to give credit to our customers for the returns in conjunction with the receipt of new replacement purchase orders. Our total returns represented 14.1% and 8.7% of our net sales in fiscal 2020 and 2019, respectively. The increase of 5.4 percentage points in return rate compared to prior fiscal year was due primarily to returns of approximately $1.1 million in overstock licensed product from one major customer due to the slower than expected results of our launch of the Carpool Karaoke The Mic product. This accounted for approximately 2.7 percentage points of the increase with the remaining increase primarily due to overstock returns from three other major customers.

DISTRIBUTION

We distribute hardware products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facilities in California (domestic sales), shipments directly through our Macau subsidiary, and manufacturers in China of products (direct import sales). Domestic sales are made to customers located throughout North America from inventories maintained at our warehouse facilities in California. In the fiscal year ended March 31, 2020, approximately 46% of our net sales were shipped from our domestic warehouses (“Domestic Sales”) and 54% were net sales shipped directly from China (“Direct Import Sales”).

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

While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply. We depend on limited suppliers for some key components and the loss of any single supplier may have a material long-term adverse effect on our business, operations, or financial condition. To ensure that our high standards of product quality are met and that factories consistently meet our shipping schedules; we utilize Hong Kong and China based employees as our representatives. These employees include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, key personnel frequently visit our factories for quality assurance and to support good working relationships.

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

COPYRIGHTS AND LICENSES

We offer karaoke music through our Singing Machine Karaoke Download Store, Community, and iPhone/iPad App through a partnership with Stingray Digital Group (“Stingray”). Stingray holds all licensing agreements directly with the music publishers and is responsible for all royalty payments. We share a revenue split with Stingray on all karaoke videos streamed or downloaded by our customers. Stingray is the leading multi- platform music service provider in the world, with an estimated 110 million Pay-TV subscribers in 111 countries around the world. Geared towards individuals and businesses alike, the company’s commercial entities include leading digital music and video services Stingray Music, Concert TV and The KARAOKE Channel. Stingray also offers various business solutions, including music and digital display-based solutions through its Stingray Business division.

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

The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent “normal trade relations” (“NTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. China’s NTR status became permanent on January 1, 2002. In July 2018, the U.S. government imposed tariffs on many products imported from China. All of our products are manufactured and imported from China however, only our microphones are currently subject to a 7.5% tariff. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases, we could experience reductions in revenues, gross profit margin and results from operations.

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

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K/A and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

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

CHANGES IN GOVERNMENT REGULATIONS RELATING TO INTERNATIONAL TARIFFS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PRODUCT COST AND PROFITABILITY.

The Trump administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” in increased costs for goods imported into the United States. All of our products are manufactured and imported from China however, only our microphone products are currently subject to 7.5% tariffs currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases, we could experience reductions in revenues, gross profit margin and results from operations.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of net sales, our sales to our three largest customers during the years ended March 31, 2020 and 2019 were approximately 64% and 65%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2020 and 2019, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $5.4 million or 14.1% of our net sales in fiscal 2020 and approximately $3.8 million or 8.7% of our net sales in fiscal 2019. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. The primary reason for the 5.4 percentage point increase in returns was primarily due to overstock returns of licensed goods from one major customer and overstock returns of non-licensed products from three other major customers. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to increase the volume of their returned karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices, or they will buy our competitor’s products. If we do not meet our customer’s demands for lower prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large cooperative (“co-op”) promotion allowances, which effectively reduce our net sales and profit. We gave co-op promotion allowances of approximately $2.9 million during fiscal 2020 and $2.3 million during fiscal 2019. We have historically offered co-op promotion allowances to our customers because it is standard practice in the retail industry.

WE EXPERIENCE DIFFICULTY FORECASTING THE DEMAND FOR OUR KARAOKE PRODUCTS AND IF WE DO NOT ACCURATELY FORECAST DEMAND, OUR REVENUES, NET INCOME AND CASH FLOW MAY BE AFFECTED.

Because of our reliance on manufacturers in China for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers’ orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management’s general expectations about customer demand, the general strength of the retail market and management’s historical experiences. In past years we have overestimated demand for our products which led to excess inventory in some of our products and caused liquidity problems that adversely affected our revenues, net income, and cash flow.

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

WE ARE SUBJECT TO INSURANCE RISK OF LOSS FOR GOODS DAMAGED WHILE IN TRANSIT FROM THE MANUFACTURER TO THE CUSTOMER AND OUR WAREHOUSE.

All of our goods are manufactured in China and are transported to customers and our warehouse in California via ocean vessel. As such, we are subject to damages that may occur to these goods when they are in transit to customers or our warehouse. Should substantial damage incur while goods are in transit, we could experience a significant loss of revenue, inventory and incur significant out of pocket expenses associated with destruction of the damaged goods which could cause a significant loss from operations and reduction in cash flow. In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss of approximately $2.4 million. As of July 10, 2020 we have recovered approximately $2.3 million from our cargo insurance coverage and secured vendor invoice credits of $0.4 million from the factory that caused the damage. While we have taken measures to prevent a similar incident in the future there can be no guarantee that this type of damage or other types of damage could occur in the future. Unfortunately, due the size of the claim, we can no longer afford the same insurance coverage for goods damaged in transit and are now at risk for costs associated with damage to goods in transit.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Net sales in our second and third quarter, combined, accounted for approximately 85% and 94% of net sales in fiscal 2020 and 2019, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Singsation, Singtrix, Ion Audio, Karaoke USA and licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor’s price reductions, we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2020, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2021. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD’s, and DVD’s and streaming video.

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

We sell products to retailers, including national chains, warehouse clubs, department stores, lifestyle merchants, specialty stores, and direct mail catalogs and showrooms. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability. As of August 12, 2020, we are not aware of any customers that are operating under the protection of bankruptcy laws other than J. C. Penney who does not have any unpaid invoices. This customer accounted for less than 3% of net sales for Fiscal 2020.

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

WE HAVE IDENTIFIED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WHICH, IF NOT FULLY REMEDIATED IN A TIMELY MANNER, COULD RESULT IN MATERIAL MISSTATEMENTS IN OUR FINANCIAL STATEMENTS.

Management has identified a material weakness in our internal controls over financial reporting in that we did not design and implement control activities intended to mitigate the risk that transactions be incorrectly accounted for in accordance with generally accepted accounting principles. Specifically, we did not maintain effective internal controls over the accounting for co-op promotion allowances, pursuant to ASC 606, Revenue from Contract with Customers, as we incorrectly recorded these costs as selling expenses when they should be recorded as a reduction in net sales. As described under “Item 9A. Controls and Procedures” below, our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2020 and 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While we are in the process of implementing a remediation plan to remediate this material weakness, there can be no assurance that this will not occur in future reports. We may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our long-term debt and credit agreements will likely be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements.

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

Statements included in this Annual Report that do not relate to present or historical conditions are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects,” “plans,” “should,” “could,” “will,” and similar expressions are intended to identify forward- looking statements. Our ability to predict or project future results or the effect of events on our operating results is inherently uncertain. Forward- looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

RESTATEMENT AND REVISION OF THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Explanatory Note, this Amendment to Form 10-K, amends and restates the Company’s consolidated financial statements and related disclosures in Part II, Item 8. “Financial Statements and Supplementary Data” as of and for the years ended March 31, 2020 and 2019, in order to correct an error in our accounting for co-op promotion allowances in our previously issued financial statements. The impact of the accounting correction is further illustrated in Note 2 of the “Notes to the Consolidated Financial Statements”. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below are revised for the effects of these restatements.

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2020 (“Fiscal 2020”) were to:

●	maintain our revenues by expanding our product lines and customer base;
●	decrease the general and administrative costs to accommodate loss of revenue;
●	decrease ending inventory on hand;
●	improve profitability;

Revenues decreased by approximately $5.7 million or approximately 13% primarily due to reduced holiday foot traffic at large wholesale customers, increased co-op promotion expense and lower than expected sales of the newly introduced Carpool Karaoke product. Gross profit margins decreased by approximately 0.3 margin points to 21.2% primarily due an increase in marketing co-op promotions and offset by the high margin yield of the Carpool Karaoke product. General and administrative expenses (excluding bad debt expense and recovery) increased approximately $0.8 million primarily due to unreimbursed out-of-pocket expenses of approximately $0.7 million associated with warehousing and destruction of damaged goods received by one major customer and additional insurance cost of approximately $0.1 million for credit protection on another major customer. Inventory on hand increased by approximately $1.6 million primarily due to significant overstock returns of the Carpool Karaoke product as well as traditional product associated with reduced holiday foot traffic major wholesale customers. Net loss increased by approximately $3.5 million primarily due to increased operating expenses associated with one-time losses incurred relating to water damaged goods, an increase in discretionary marketing spending associated with the rollout of the new Carpool Karaoke product and increases in co-op marketing programs.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain income and expense items expressed a a percentage of the Company’s total revenues:

	For the Fiscal Years Ended
	March 31, 2020	March 31, 2019
	(as restated)	(as restated)
Net Sales	100.0%	100.0%
Cost of Sales	78.8%	78.5%
Operating Expenses	29.7%	19.1%
Operating (Loss) Income	-8.5%	2.4%
Other (Expenses), net	-0.6%	-0.6%
(Loss) Income Before Income Tax Provision	-9.1%	1.8%
Benefit from (provision for) Income Taxes	1.7%	-0.2%
Net (Loss) Income	-7.4%	1.6%

FISCAL YEAR ENDED MARCH 31, 2020 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2019

NET SALES

Net sales for the year ended March 31, 2020 (“Fiscal 2020”) were approximately $38.5 million. This represents a decrease of approximately $5.7million as compared to approximately $44.2 million in the fiscal year ended March 31, 2019 (“Fiscal 2019”). There was a significant decrease in sales to our UK and Canada distributors of $2.1 million and $1.4 million, respectively as both distributors ended the prior year with significant overstock inventory and purchased less inventory for Fiscal 2020. In August 2019, a major customer charged the Company back for goods that suffered severe water damage due to excess moisture absorbed in pallets shipped by the factory and as a result we incurred a loss of approximately$1.6 million in net sales. There was one major domestic customer who ended the prior year with significant inventory from the prior season and purchased approximately $1.1 million less for Fiscal 2020. There was another major domestic customer who returned approximately $0.7 million in overstock due to less than expected holiday season sales. Moreover, there was an increase in co-op promotion expense of approximately $0.6 million. These decreases to net sales of approximately $7.5million were offset by an increase in sales to one major customer of approximately $1.5 million where our products were offered in brick and mortar stores in Fiscal 2020 compared to Fiscal 2019 when our products were offered for internet fulfillment only.

GROSS PROFIT

Gross profit for Fiscal 2020 was approximately $8.2million or 21.2%of total revenues compared to approximately $9.5 million or 21.5%of sales for Fiscal 2019, a decrease of approximately $1.3 million as compared to the same period in the prior year. The decrease in net sales as explained above accounted for approximately $1.2 million of the decrease in gross profit and there was an increase in co-op promotion expenses of approximately $0.6 million. These decreases were offset by an increase of approximately $0.5 million due to an increase in profit margin.

Gross profit margin for Fiscal 2020 was 21.2% compared to 21.5% for Fiscal 2019, a decrease of 0.3 margin points. There was an increase in gross profit margin of approximately $1.7 million or 2.6 margin points due to sales of our new licensed Carpool Karaoke which yielded average gross profit margins of 61.7%. This increase was offset by the increase in co-op promotion expenses of approximately $0.6 million or -1.4 margin points with the remaining margin point decrease primarily due the margin yield on the mix of excess core product returned by customers.

OPERATING EXPENSES

In fiscal year 2020, our operating expenses increased from approximately $8.4 million to approximately $11.4 million, an increase of approximately $3.0 million or 35.3% compared to the same period last year. Selling expenses increased by approximately $1.5 million due to an increase in freight expense of approximately $0.7 million due to increases in freight costs and a significant increase in freight expenses associated with returned and water damaged goods, an increase in discretionary marketing expenses of approximately $0.3 million associated with one-time expenses associated with the rollout of the new Carpool Karaoke product, an increase in royalty expense of approximately $0.3 million for royalties associated with the Carpool Karaoke product with the remaining increase due to an increase in commission expense.

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

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)

We had a loss before income tax benefit of approximately $3.5 million in Fiscal 2020 compared to income before tax provision of approximately $0.8 million in Fiscal 2019 for a total decrease in net income of approximately $4.3 million. There was a one-time charge of approximately $1.1 million in Fiscal 2020 associated with the loss on water damaged goods returned to us by a major customer due to uncertainty of the recovery amount to be received from insurance coverage and other sources. As of July 28,2020 we have recovered all of the losses including out of pocket expenses from insurance proceeds and a credit to the Company by the factory causing the damage. The remaining $3.2 million decrease is due to the decrease in sales and increased operating expenses as discussed in Net Sales, Gross Profit and Operating Expenses above.

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

Cash provided by operating activities in Fiscal 2020 was approximately $0.4 million. There was a net loss of approximately $2.9 million. There was an increase in insurance receivable of approximately $1.3 million associated with the water damaged goods pending insurance claim and an increase in inventory of approximately $1.8 million primarily due to significant overstock returns and excess Carpool Karaoke inventory as sales of this product did not meet estimates. These decreases in net cash provided by operating activities were offset by an increase in accounts payable of approximately $4.2 million due to significant hold back of payments from the factory that caused the damaged goods issue pending collection of insurance proceeds, an increase in accrued expenses of approximately $0.7 million associated with estimated remaining co-op promotion allowances not yet deducted by customers, an increase in refunds due to customers of approximately $0.8 million primarily due to the unpaid portion of chargebacks for damaged goods due to one customer, and approximately $0.7 million due to related parties for services provided by the parent company and licensing fees for use of pedestal model molds and tooling belonging to the parent company.

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

As of March 31, 2020 our working capital was approximately $4.3 million. Our current liabilities of approximately $9.5 million include:

●	Accounts payable of approximately $5.0 million of which approximately $4.6 million were amounts due to product vendors which will be settled with insurance proceeds and borrowings on Intercreditor Revolving Credit Facility.
●	Accrued expenses of approximately $1.5 million of which approximately $0.2 million was accrued payroll, approximately $0.7 million was due to customers for co-op promotion allowances, approximately $0.2 million for other accrued expenses, approximately $0.1 million for accrued interest on subordinated related party debt, approximately $0.1 million for accrued royalties related to Carpool Karaoke and approximately $0.2 million for accrued product repairs.
●	Due to related parties of approximately $0.5 million for Hong Kong office administrative expenses and mold and tooling licensing fees.
●	Refunds due to customers of approximately $0.8 million - the amount will be satisfied by future purchases or refunds.
●	Reserve for sales returns of approximately $1.2 million – the amount will be satisfied by future purchases or refunds.
●	Current portion of operating lease liabilities of approximately $0.3 million.
●	Current portion of installment notes and capital lease payments of approximately $0.1 million.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 85% and 94% of net sales in Fiscal 2020 and Fiscal 2019, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments, and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results included accounts receivable allowance for doubtful accounts and reserves on inventory.

ACCOUNTS RECEIVABLE AND COLLECTABILITY

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. All revenue is generated from contracts with customers. The Company recognizes revenue when the goods are delivered and control of the goods sold is transferred to the customer, in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods at a point in time. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation.

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

The Company selectively participates in retailer’s co-op promotion initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to our customer. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these incentives at the time they are offered to the customers are allowances recorded as a reduction to net sales.

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

For the fiscal years ended March 31, 2020 and 2019 the Company received sales returns of approximately $5.4 million and $3.8 million, respectively. The return of products is due to a variety of reasons including defective units, customers’ overstock, and buyer’s remorse. The primary reason for the 4.9 percentage point increase in returns was primarily due to overstock returns of licensed goods from one major customer and overstock returns of non-licensed products from three other major customers.

The Company’s reserve for sales returns were approximately $1.2 million and $0.9 million as of March 31, 2020 and 2019, respectively. (See Note 15 – RESERVE FOR SALES RETURNS).

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

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Topic 842, as amended, “Leases”. The ASU requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. On April 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its disclosures for the comparative periods. (See Note 8– LEASES).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation as required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this Report.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of the year covered by this Annual Report.

Following the initial filing of our Form 10-K for the year ended March 31, 2020, our Forms 10-Q for the three months ended June 30, 2020 and the six months ended September 30, 2020, management identified a material weakness in our internal controls over financial reporting that existed as of the dates of those filings related to the design and implementation of control activities intended to mitigate the risk that transactions be incorrectly accounted for in accordance with generally accepted accounting principles. Specifically, we did not maintain effective internal controls over the accounting for costs related to our co-op promotion allowances, pursuant to ASC 606, Revenue from Contract with Customers, as we incorrectly recorded these allowances as selling expenses when they should be recorded as a reduction in net sales. This material weakness resulted in material misstatements to the consolidated statements of operations for the aforementioned periods. The consolidated balance sheets, statement of cash flows, statement of shareholders’ equity, net income or loss for the affected periods remained unaffected.

Plan for Material Weakness in Internal Control over Financial Reporting

The Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company has identified and will implement plans to enhance the Company’s process and controls including ensuring adequate resources and use of accounting experts for guidance in the application of new accounting standards.

(c) Changes in Internal Controls

Other than the material weakness identified above, there were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2020	$150,000	$-	$-	$-	$-	$-	$-	$150,000
Chief Executive Officer	2019	$150,000	$-	$-	$-	$-	$-	$-	$150,000

Lionel Marquis	2020	$149,153		$-	$-	$-	$-	$-	$149,153
Chief Financial Officer	2019	$142,952	$-	$-	$-	$-	$-	$-	$142,952

Bernardo Melo	2020	$157,200	$70,771	$-	$-	$-	$-	$-	$227,971
VP Global Sales & Marketing	2019	$157,200	$110,747	$-	$-	$-	$-	$-	$267,947

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

Mr. Atkinson’s total annual compensation	$150,000
Median employee’s total annual compensation	$53,159
Ratio of Chief Executive Officer to median employee	2.4 : 1

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

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the note payable (“subordinated note payable”) to Starlight Marketing Development, Ltd. Both agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. There is no set schedule with regards to payment of the note and as such note has been classified as a non- current liability for the year ended March 31, 2020 on the consolidated balance sheets. As of March 31, 2019 the remaining amount due on the subordinated debt was approximately $815,000 and was classified as a current liability on the consolidated balance sheets.

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

Consolidated Statements of Operations—Years ended March 31, 2020 and 2019, As Restated

Consolidated Statements of Cash Flows—Years ended March 31, 2020 and 2019.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2020 and 2019.

Notes to Consolidated Financial Statements As Restated

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment of the Singing Machine filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3	Certificates of Correction filed with the Delaware Secretary of State on March 29 and 30, 2001 correcting the Amendment to our Certificate of Incorporation dated April 20, 1998 (incorporated by reference to Exhibit 3.11 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2000).

3.4	Amended By-Laws of the Singing Machine Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine’s Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

4.1	Form of Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 3.3. of the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000). File No. 333-57722)

10.1	Amended and Restated 1994 Management Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 28, 2001, File No. 333-59684).

10.2	Year 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Singing Machine’s registration statement on Form S- 8 filed with the SEC on September 13, 2002, File No. 333-99543).

10.3	Securities Purchase Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.4	Registration Rights Agreement dated February 21, 2007, by and between The Singing Machine Company, Inc. and koncepts International Limited. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 27, 2007)

10.5	Lease for Lakeside Plaza executive offices dated July 31, 2011 by and between The Singing Machine Company, Inc. and Lakeside IV, LLC (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 29, 2011).

10.6	Lease for Ontario, CA warehouse dated January 31, 2013 by and between The Singing Machine Company, Inc. and Majestic- CCCIV Partners (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 28, 2013).

10.7	Executive Change of Control Agreement dated January 3, 2014 by and between The Singing Machine Company, Inc. and Gary Atkinson, Bernardo Melo, and Lionel Marquis ((incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 30, 2014).

10.8	First Amendment to Standard Industrial Lease dated June 15, 2020 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on August 13, 2020).

10.9	Intercreditor Agreement with Crestmark and Iron Horse, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.10	Loan and Security Agreement with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.11	Schedule to Loan and Security Agreement with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.12	Promissory Note with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.13	Loan and Security Agreement with Iron Horse, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.14	Subordination Agreement with Starlight Marketing, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.15	Promissory Note with Starlight Marketing, dated June 1, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

31.1	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31 2020 and 2019; (ii) Consolidated Statements of Operations for the two years ended March 31, 2020 and 2019; (iii) Consolidated Statements of Cash Flows for the two years ended March 31, 2020 and 2019; (iv) Consolidated Statements of Shareholders’ Equity for the two years ended March 31, 2020 and 2019 and (v) Notes to the Consolidated Financial Statements.

* Filed herewith

+ Compensatory plan or arrangement.

ITEM 16. FORM 10-K/A SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: February 19, 2021	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	February 19, 2021
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	February 19, 2021
Lionel Marquis	(Principal Financial Officer)

/s/ PHILIP LAU	Chairman	February 19, 2021
Philip Lau

/s/ HARVEY JUDKOWITZ	Director	February 19, 2021
Harvey Judkowitz

/s/ JOSEPH KLING	Director	February 19, 2021
Joseph Kling

/s/ YAT TUNG LAU	Director	February 19, 2021
Yat Tung Lau

/s/ PETER HON	Director	February 19, 2021
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

Change in Accounting Principle

As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Restatement

As discussed in Note 2 to the financial statements, the 2020 and 2019 consolidated financial statements have been restated to correct a statement of operations accounting error.

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

Iselin, New Jersey

August 13, 2020, except as to the restatement discussed in Note 2 and its related effects on the consolidated financial statements, as to which the date is February 19, 2021

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

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2020	March 31, 2019
	(as restated)	(as restated)

Net Sales	$38,500,570	$44,198,168

Cost of Goods Sold	30,323,223	34,709,799

Gross Profit	8,177,347	9,488,369

Operating Expenses
Selling expenses	4,286,257	2,832,405
General and administrative expenses	6,564,422	5,790,019
Bad debt expense (recovery)	302,333	(442,671)
Depreciation	269,107	259,662
Total Operating Expenses	11,422,119	8,439,415

(Loss) Income from Operations	(3,244,772)	1,048,954

Other Expenses
Interest expense	(240,709)	(244,593)
Finance costs	(13,333)	(13,334)
Total Other Expenses	(254,042)	(257,927)

(Loss) Income Before Income Tax Benefit (Provision)	(3,498,814)	791,027

Income Tax Benefit (Provision)	641,814	(159,480)

Net (Loss) Income	$(2,857,000)	$631,547

Net (Loss) Income per Common Share
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02

Weighted Average Common and Common
Equivalent Shares:
Basic	38,532,889	38,360,883
Diluted	38,532,889	39,244,250

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

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended March 31, 2020 and March 31, 2019

	Preferred Stock		Common Stock		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Receivable	Deficit	Total
Balance at March 31, 2018	-	$-	38,282,028	$382,820	$19,624,063	$-	$(12,201,103)	$7,805,780
Net Income							631,547	631,547
Employee compensation-
stock option					39,928			39,928
Exercise of stock options			160,000	1,600	11,000	(2,200)		10,400
Director fees			22,725	228	12,272			12,500

Balance at March 31, 2019	-	-	38,464,753	384,648	19,687,263	(2,200)	(11,569,556)	8,500,155

Net Loss							(2,857,000)	(2,857,000)
Employee compensation-
stock option					20,008			20,008
Collection of subscription
receivable						2,200		2,200
Exercise of stock options			60,000	600	9,600			10,200
Issuance of common stock - directors			32,890	328	12,172			12,500
Balance at March 31, 2020	-	$-	38,557,643	$385,576	$19,729,043	$-	$(14,426,556)	$5,688,063

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, the Company incorrectly accounted for the cost of its co-op promotion allowances (previously referred to as “cooperative advertising”) with its customers as selling expenses instead of a reduction in net sales for each of the years ended March 31, 2020 and 2019, as these co-op promotion allowances are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements.

The effects of this accounting error do not impact the consolidated balance sheets, statements of cash flows and statements of shareholders’ equity for any current or past reporting period. The effects are confined to the consolidated statements of operations, and these notes to consolidated financial statements. The tables below set forth the consolidated statements of operations, including the balances as originally reported, adjustments and the as restated balances for each of the years affected:

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Originally Reported		As Restated
	For the Year Ended		For the Year Ended
	March 31, 2020	Adjustment	March 31, 2020

Net Sales	$41,418,304	$(2,917,734)	$38,500,570

Cost of Goods Sold	30,323,223	-	30,323,223

Gross Profit	11,095,081	(2,917,734)	8,177,347

Operating Expenses
Selling expenses	7,203,991	(2,917,734)	4,286,257
General and administrative expenses	6,564,422	-	6,564,422
Bad debt expense (recovery)	302,333	-	302,333
Depreciation	269,107	-	269,107
Total Operating Expenses	14,339,853	(2,917,734)	11,422,119

Loss from Operations	(3,244,772)	-	(3,244,772)

Other Expenses
Interest expense	(240,709)	-	(240,709)
Finance costs	(13,333)	-	(13,333)
Total Other Expenses	(254,042)	-	(254,042)

Loss Before Income Tax Benefit	(3,498,814)	-	(3,498,814)

Income Tax Benefit	641,814	-	641,814

Net Loss	$(2,857,000)	$-	$(2,857,000)

	Originally Reported		As Restated
	For the Year Ended		For the Year Ended
	March 31, 2019	Adjustment	March 31, 2019

Net Sales	$46,482,998	$(2,284,830)	$44,198,168

Cost of Goods Sold	34,709,799	-	34,709,799

Gross Profit	11,773,199	(2,284,830)	9,488,369

Operating Expenses
Selling expenses	5,117,235	(2,284,830)	2,832,405
General and administrative expenses	5,790,019	-	5,790,019
Bad debt expense (recovery)	(442,671)	-	(442,671)
Depreciation	259,662	-	259,662
Total Operating Expenses	10,724,245	(2,284,830)	8,439,415

Income from Operations	1,048,954	-	1,048,954

Other Expenses
Interest expense	(244,593)	-	(244,593)
Finance costs	(13,334)	-	(13,334)
Total Other Expenses	(257,927)	-	(257,927)

Income Before Income Tax Provision	791,027	-	791,027

Income Tax Provision	(159,480)	-	(159,480)

Net Income	$631,547	$-	$631,547

NOTE 3 - LIQUIDITY

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMC-L, and SMC-M. All inter- company accounts and transactions have been eliminated in consolidation for all periods presented.

USE OF ESTIMATES

The Singing Machine makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, warranty reserves, inventory reserves and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Historically, past changes to these estimates have not had a material impact on the Company’s financial statements. Howeve circumstances could change which may alter future expectations.

COLLECTABILITY OF ACCOUNTS RECEIVABLE

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

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with FASBASC 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS

The Company recognizes revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers”. All revenue is generated from contracts with customers. The Company recognizes revenue when the goods are delivered and control of the goods sold is transferred to the customer, in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods at a point in time. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation.

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

The Company selectively participates in a retailer’s co-op promotion initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. Co-op promotion allowances were approximately $2.9 million during fiscal 2020 and $2.3 million during fiscal 2019.

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

During fiscal 2020 and 2019 revenue was derived from five different major product lines. Disaggregated approximate revenue from these product lines consisted of the following:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019
	(as restated)	(as restated)
Product Line
Classic Karaoke Machines	$27,200,000	$23,900,000
Download Karaoke Machines	5,400,000	12,400,000
SMC Kids Toys	900,000	4,000,000
Licensed products	2,000,000	-
Music and Accessories	3,000,000	3,900,000

Total Net Sales	$38,500,000	$44,200,000

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

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Topic 842, as amended, “Leases”. The ASU requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. On April 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its disclosures for the comparative periods. (See Note 8– COMMITMENTS AND CONTINGENCIES - LEASES).

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right- of-use assets and lease liabilities are recognized at the commencement date. The liability is equal to the present value of the remaining minimum lease payments. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). As the interest rate implicit in the Company’s operating leases is not readily determinable, the Company utilizes its incremental borrowing rate to discount the lease payments. The Company utilizes the implicit rate for its finance leases.

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

NOTE 5 – INVENTORIES, NET

Inventories are comprised of the following components:

	March 31, 2020	March 31, 2019

Finished Goods	$6,595,980	$5,679,245
Inventory in Transit	72,607	-
Estimated Amount of Future Returns	1,366,690	599,066
Subtotal	8,035,277	6,278,311
Less: Inventory Reserve	434,000	254,000

Total Inventories	$7,601,277	$6,024,311

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	MARCH 31, 2020	MARCH 31, 2019

Computer and office equipment	5-7 years	$444,935	$140,575
Furniture and fixtures	7 years	98,410	98,410
Warehouse equipment	7 years	195,401	209,419
Molds and tooling	3-5 years	1,680,023	1,466,837
		2,418,769	1,915,241
Less: Accumulated depreciation		1,647,420	1,392,331
		$771,349	$522,910

Depreciation expense for fiscal years ended 2020 and 2019 was approximately $0.3 million.

NOTE 7 – BANK FINANCING

Revolving Credit Facility PNC Bank

On June 22, 2017, the Company renewed the existing revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years which was terminated on June 16, 2020. The outstanding loan balance could not exceed $15.0 million during peak selling season between August 1 and December 31 and was reduced to a maximum of $7.5 million between January 1 and July 31. At March 31, 2020 there was no amount due on the Revolving Credit Facility. Usage under the Revolving Credit Facility could not exceed the sum of the following (the “Borrowing Base”):

●	Up to 70% of the Company’s eligible domestic and Canadian accounts receivable aged less than 90 days past due as defined plus
●	Up to the lesser of (a) 60% of the cost of eligible inventory or (b) 85% of net orderly liquidation value percentage of eligible inventory (annual inventory appraisals required); minus
●	Applicable reserves including a dilution reserve equal to 100% of the Company’s co-op promotion expense and return accrual reserves.
●	Dilution reserve not to exceed availability generated from eligible accounts receivable.

The Revolving Credit Facility included the following sub-limits:

●	Letters of Credit to be issued limited to $3.0 million.
●	Inventory availability limited to $5.0 million.
●	$0.5 million eligible in-transit inventory sublimit within the $5.0 million total inventory.
●	Mandatory pay-down to $1.0 million (excluding letters of credit) for any 30 consecutive days between February 1 and April 30.

The Revolving Credit Facility had to comply with the following quarterly financial covenants to avoid default:

●	Fixed charge coverage ratio test as defined.
●	Capital expenditures limited to approximately $0.4 million per year.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

LEASES

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right- of-use assets and lease liabilities are recognized at the commencement date. The liability is equal to the present value of the remaining minimum lease payments. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). As the interest rate implicit in the Company’s operating leases is not readily determinable, the Company utilizes its incremental borrowing rate to discount the lease payments. The Company utilizes the implicit rate for its finance leases.

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

NOTE 11 - SEGMENT INFORMATION

The Company operates in one segment. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31, 2020	March 31, 2019
	(as restated)	(as restated)

North America	$36,001,200	$40,134,521
Europe	1,653,127	3,723,913
Asia	336,000	-
Australia	510,243	286,979
South Africa	-	44,201
Others	-	8,554

Total Net Sales	$38,500,570	$44,198,168

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

Revenues derived from three customers in 2020 and 2019 were 64% and 65% of net sales, respectively. Revenues from customers representing greater than 10% of net sales were derived from our top three customers in 2020 and 2019 as percentage of net sales were 41%, 13% and 10% and 40%, 13% and 12%, respectively. The loss of any of these customers could have an adverse impact on the Company.

Net sales derived from the Macau Subsidiary aggregated approximately $5.1 million and $7.6 million in fiscal 2020 and 2019, respectively.

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

During fiscal years 2020 and 2019, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all of the Company’s hardware purchases. In 2018 the U.S. government imposed tariffs of up to 25% on certain goods imported from China. All of our products are manufactured and imported from China however, only our microphones are currently subject to a 7.5% tariff currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases, we could experience reductions in revenues, gross profit margin and results from operations.

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

NOTE 15– RESERVE FOR SALES RETURNS

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Fiscal Year Ended
	March 31, 2020	March 31, 2019
Reserve for sales returns at beginning of the fiscal year	$896,154	$726,000
Provision for estimated sales returns	5,770,436	3,997,946
Sales returns received	(5,442,590)	(3,827,792)

Reserve for sales returns at end of the year	$1,224,000	$896,154

NOTE 16 – REFUNDS DUE TO CUSTOMERS

As of March 31, 2020 and 2019 the amount of refunds due to customers was approximately $807,000 and $31,000, respectively Refunds due to customers at March 31, 2020 were primarily due to one major customer which reflects approximately $1,691,000 of chargebacks less approximately $1,181,000 that the customer had deducted on payment remittances to the Company as of March 31, 2020. The remaining $297,000 is primarily due to amounts due to two major customers for overstock returns. (See Note 3 – LIQUIDITY).

NOTE 17 – RESERVES

Asset reserves and allowances for years ended March 31, 2020 and 2019 are presented in the following table:

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Reduction to Allowance for Write off	Credited to Costs and Expenses	Balance at End of Year

Year ended March 31, 2020
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$51,096	$303,843	$(15,303)	$(2,175)	$337,461
Inventory reserve	$254,000	$398,730	$(218,730)	$-	$434,000

Year ended March 31, 2019
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$82,102	$411,862	$(31,200)	$(411,668)	$51,096
Inventory reserve	$280,000	$100,000	$(44,220)	$(81,780)	$254,000

NOTE 18 – SUBSEQUENT EVENT

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

