Form 10-Q/A
period 2020-06-30
SINGING MACHINE CO INC
filed 2021-02-19
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________.

Commission File Number 0 – 24968

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

Effects of the Misstatements

The effects of this accounting error do not impact the consolidated balance sheets, statements of cash flows and statements of shareholders’ equity for any current or past reporting period. The effects are confined to the consolidated statements of operations, MD&A discussions, notes to consolidated financial statements, and management’s assessment of internal control of the Restated Periods. The net income or loss reported in the aforementioned reporting periods has not changed. The impact of this error on the audited consolidated financial statements is as follows:

●	For the three months ended June 30, 2020 reported net sales are reduced by $271,560, representing an approximate eight percent reduction. Total net sales for the three months ended June 30, 2020 as originally reported were $3,323,543 and will be restated to $3,051,983 reducing the gross profit percentage from 37.1% to 31.5%. Correspondingly, for the three months ended June 30, 2020 reported total operating expenses will be reduced by $271,560 representing a 14% reduction. Total operating expenses as originally reported of $2,004,950 will be restated to $1,733,390 for the three months ended June 30, 2020. Net loss of $206,804 for the three months ended June 30, 2020, as previously reported, is not changed by these restatements.

●	For the three months ended June 30, 2019 reported net sales are reduced by $168,802, representing an approximate four percent reduction. Total net sales for the three months ended June 30, 2019 as originally reported were $4,809,040 and will be restated to $4,640,238 reducing the gross profit percentage from 20.5% to 17.6%. Correspondingly, for the three months ended June 30, 2019 reported total operating expenses will be reduced by $168,802 representing an 8% reduction. Total operating expenses as originally reported of $2,089,810 will be restated to $1,921,008 for the three months ended June 30, 2019. Net loss of $869,581 for the three months ended June 30, 2019, as previously reported, is not changed by these restatements.

Internal Controls Over Financial Reporting

As a result of the misstatements, management also concluded that we had a material weakness in our control over financial reporting. For more information regarding management’s assessment of internal control over financial reporting and disclosure controls and procedures, as well as the related remediation actions, refer to Item 4 “Controls and Procedures” in this Interim Report on Form 10-Q/A.

This Form 10-Q/A amends and restates the entire contents of the original Form 10-Q. The Part I portions of this Form 10-Q/A that have been revised to give effect to the restatements and matters related thereto are as follows:

●	Item 1. Financial Statements
●	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A Part II Item 6 Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Company’s Interim Report on Form 10-Q for the three months ended June 30, 2020 (the “Original Filing”). This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company will be amending the previous Form 10-K reports covering the audited consolidated financial statements as of and for each of the years ended March 31, 2020 and 2019, and the Form 10-Q report covering the unaudited condensed consolidated financial statements as of and for each of the interim periods ended September 30, 2020 and 2019, through separate filings of Forms 10-K/A and 10-Q/A, respectively. The interim period covering December 31, 2019 will be restated in connection with our filing of the December 31, 2020 Form 10-Q.

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

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2020	June 30, 2019
	(as restated)	(as restated)

Net Sales	$3,051,983	$4,640,238

Cost of Goods Sold	2,089,531	3,821,334

Gross Profit	962,452	818,904

Operating Expenses
Selling expenses	298,993	490,491
General and administrative expenses	1,363,290	1,371,056
Depreciation	71,107	59,461
Total Operating Expenses	1,733,390	1,921,008

Loss from Operations	(770,938)	(1,102,104)

Other Income (Expenses)
Gain from damaged goods insurance claim	131,292	-
Gain from extinguishment of accounts payable	390,000	-
Interest expense	(29,590)	(2,875)
Finance costs	(6,405)	(3,333)
Total Other Income (Expenses), net	485,297	(6,208)

Loss Before Income Tax Benefit	(285,641)	(1,108,312)

Income Tax Benefit	78,837	238,731

Net Loss	$(206,804)	$(869,581)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	38,557,643	38,469,813

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company”, “SMC”, “The Singing Machine”) and its three wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”) and SMC-Music, Inc.(“SMC- M”) are primarily engaged in the development, marketing, and sale of consumer karaoke audio systems, accessories, musical instruments and musical recordings. The products are sold by SMC to retailers and distributors for resale to consumers.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, the Company incorrectly accounted for the cost of its co-op promotion allowances (previously referred to as “cooperative advertising”) with its customers as selling expenses instead of a reduction in net sales for each of the three months ended June 30, 2020 and 2019, as these co-op promotion allowances are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements.

The effects of this accounting error do not impact the condensed consolidated balance sheets, statements of cash flows and statements of shareholders’ equity. The effects are confined to the condensed consolidated statements of operations, and these notes to condensed consolidated financial statements. The tables below set forth the condensed consolidated statements of operations, including the balances as originally reported, adjustments and the as restated balances for each of the periods affected:

	Originally Reported For the Three Months Ended June 30, 2020	Adjustment	As Restated For the Three Months Ended June, 30, 2020

Net Sales	$3,323,543	$(271,560)	$3,051,983

Cost of Goods Sold	2,089,531	-	2,089,531

Gross Profit	1,234,012	(271,560)	962,452

Operating Expenses
Selling expenses	570,553	(271,560)	298,993
General and administrative expenses	1,363,290	-	1,363,290
Depreciation	71,107	-	71,107
Total Operating Expenses	2,004,950	(271,560)	1,733,390

Loss from Operations	(770,938)	-	(770,938)

Other Income (Expenses)
Gain from damaged goods insurance claim	131,292	-	131,292
Gain from extinguishment of accounts payable	390,000	-	390,000
Interest Expense	(29,590)	-	(29,590)
Finance Costs	(6,405)	-	(6,405)
Total Other Income (Expenses), net	485,297	-	485,297

Loss Before Income Tax Benefit	(285,641)	-	(285,641)

Income Tax Benefit	78,837	-	78,837

Net Loss	$(206,804)	$-	$(206,804)

	Originally Reported For the Three Months Ended June 30, 2019	Adjustment	As Restated For the Three Months Ended June, 30, 2019

Net Sales	$4,809,040	$(168,802)	$4,640,238

Cost of Goods Sold	3,821,334	-	3,821,334

Gross Profit	987,706	(168,802)	818,904

Operating Expenses
Selling expenses	659,293	(168,802)	490,491
General and administrative expenses	1,371,056	-	1,371,056
Depreciation	59,461	-	59,461
Total Operating Expenses	2,089,810	(168,802)	1,921,008

Loss from Operations	(1,102,104)	-	(1,102,104)

Other Expenses
Interest Expense	(2,875)	-	(2,875)
Finance Costs	(3,333)	-	(3,333)
Total Other Expenses	(6,208)	-	(6,208)

Loss Before Income Tax Benefit	(1,108,312)	-	(1,108,312)

Income Tax Benefit	238,731	-	238,731

Net Loss	$(869,581)	$-	$(869,581)

NOTE 3 – LIQUIDITY

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

NOTE 4 – SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited condensed financial statements for the three months ended June 30, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2020. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

The Company is subject to chargebacks from customers for cooperative promotional programs, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices.

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

LEASES

The Company follows FASB ASC 842, “Leases”. The ASC requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. (See Note 8– LEASES).

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

The Company selectively participates in a retailer’s co-op promotion initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. Co-op promotion allowances were approximately $272,000 and $169,000for the three months ended June 30, 2020 and 2019, respectively. Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying condensed consolidated statements of operations as our underlying customer agreements are less than one year.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See Note 10 – GEOGRAPHICAL INFORMATION).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

Revenue is derived from four different major product lines. Disaggregated approximate revenue from these product lines for the three months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended
	June 30, 2020	June 30, 2019
Product Line	(as restated)	(as restated)
Classic Karaoke Machines	$1,979,000	$4,011,000
Download Karaoke Machines	362,000	136,000
SMC Kids Toys	123,000	135,000
Music and Accessories	588,000	358,000

Total Net Sales	$3,052,000	$4,640,000

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

NOTE 5 - INVENTORIES, NET

Inventories are comprised of the following components:

	June 30, 2020	March 31, 2020

Finished Goods	$5,869,000	$6,595,000
Inventory in Transit	684,000	73,000
Estimated Cost of Future Returns	784,000	1,367,000
Subtotal	7,337,000	8,035,000
Less:Inventory Reserve	467,000	434,000

Inventories, net	$6,870,000	$7,601,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

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

NOTE 7 – BANK FINANCING

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

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the subordinated note payable. Both Crestmark and IHC facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. There is no set schedule with regards to repayment of the note and as such the subordinated note payable has been classified as a non- current liability as of June 30, 2020 and March 31, 2020 on the condensed consolidated balance sheets. As of June 30, 2020 and March 31, 2020 the remaining amount due on the subordinated debt was approximately $803,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - STOCK OPTIONS

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

A summary of stock option activity for the three months ended June 30, 2020 is summarized below:

	June 30, 2020
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,230,000	$0.26
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	2,230,000	$0.26

Options exercisable at end of period	2,230,000	$0.26

The following table summarizes information about employee stock options outstanding at June 30, 2020

Range of Exercise Price	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
$.04 - $.38	1,650,000	4.1	0.17	1,650,000	0.17
$.47 - $.55	580,000	7.6	0.50	580,000	0.50
*	2,230,000			2,230,000

*	Total number of options outstanding as of June 30, 2020 includes 1,080,000 options issued to five current and two former directors as compensation and 1,150,000 options issue to key employees that were not issued from the Plan.

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

June 30, 2020 and 2019

(Unaudited)

NOTE 10 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three months ended June 30, 2020 and 2019 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	THREE MONTHS ENDED
	June 30, 2020	June 30, 2019
	(as restated)	(as restated)
North America	$2,816,000	$4,445,000
Europe	183,000	99,000
Australia	53,000	96,000

Total Net Sales	$3,052,000	$4,640,000

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

(Unaudited)

Changes in the Company’s reserve for sales returns are presented in the following table:

	Three Months Ended
	June 30, 2020	June 30, 2019
Reserve for sales returns at beginning of the year	$1,224,000	$896,154
Provision for estimated sales returns	284,362	415,234
Sales returns received	(1,128,179)	(863,711)

Reserve for sales returns at end of the period	$380,183	$447,677

NOTE 13 – REFUNDS DUE TO CUSTOMERS

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

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended June 30, 2020, there were three customers who individually accounted for 10% or more of the company’s net sales. Revenue derived from these customers as a percentage of net sales were 43%, 18% and 11%, respectively. For the three months ended June 30, 2019, there were two customers who individually accounted for 10% or more of the company’s net sales. Revenue derived from these customers as a percentage of net product sales were 85% and 13%, respectively.

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

Important factors to consider in evaluating such forward-looking statements include, but are not limited to: (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) the effects of adverse general economic conditions, both within the United States and globally, (v) vendor price increases and decreased margins due to competitive pricing during the economic downturn (vi)various competitive market factors that may prevent us from competing successfully in the marketplace and (vii) other factors described in the risk factors section of our Annual Report on Form 10-K/A, this Quarterly Report on 10-Q/A, or in our other filings made with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

RESTATEMENT AND REVISION OF THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Explanatory Note, this Amendment to Form 10-Q, amends and restates the Company’s condensed consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” as of and for the three months ended June 30, 2020 and 2019, in order to correct an error in our accounting for co-op promotion allowances in our previously issued financial statements. The impact of the accounting correction is further illustrated in Note 2 of the “Notes to the Condensed Consolidated Financial Statements”. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below are revised for the effects of these restatements.

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company”, “SMC”, “The Singing Machine”) and its three wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMC-L”) and SMC-Music, Inc.(“SMC- M”) are primarily engaged in the development, marketing, and sale of consumer karaoke audio systems, accessories, musical instruments and musical recordings. The products are sold by SMC to retailers and distributors for resale to consumers.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2020 and 2019:

	For Three Months Ended
	June 30, 2020	June 30, 2019
	(as restated)	(as restated)

Net Sales	100.0%	100.0%

Cost of Goods Sold	68.5%	82.4%

Gross Profit	31.5%	17.6%

Operating Expenses
Selling expenses	9.8%	10.6%
General and administrative expenses	44.7%	29.5%
Depreciation and amortization	2.3%	1.3%

Total Operating Expenses	56.8%	41.4%

Loss from Operations	-25.3%	-23.8%

Other Income (Expenses)
Gain from damaged goods insurance claim	4.3%	0.0%
Gain from vendor credit for damaged goods	12.8%	0.0%
Interest expense	-1.0%	-0.1%
Financing costs	-0.2%	-0.1%

Total Other Income (Expenses), net	15.9%	-0.2%

Loss Before Income Tax Benefit	-9.4%	-24.0%

Income Tax Benefit	2.6%	5.1%

Net Loss	-6.8%	-18.9%

QUARTER ENDED JUNE 30, 2020 COMPARED TO THE QUARTER ENDED JUNE 30, 2019

NET SALES

Net sales for the quarter ended June 30, 2020 decreased to approximately $3,052,000 from $4,640,000, a decrease of $1,588,000 as compared to the same period ended June 30, 2019. The primary reason for the decrease was due to a large Black Friday shipment of approximately $3,334,000 which shipped to one major customer last year compared to this year as the factory was delayed in ramping up its capacity and the customer delayed commitments and release of purchase orders due to COVID-19. There was an increase of approximately $103,000 in co-op promotion expense. These decreases were offset by an increase of approximately $1,670,000 in sales to two major customers who ordered replenishment goods due to increased demand for karaoke products during the pandemic. The remaining variance of approximately $179,000 was due to an increase in sales to various other customers.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2020 increased to approximately $962,000 from $819,000 an increase of $143,000 as compared to the same period in the prior year. There was an increase in gross profit of 13.9 margin points or approximately $510,000 due to a higher yielding mix of sales at full margin as compared to last year’s sales of primarily Black Friday promotional goods which yielded significantly lower margin. There was an increase in co-op promotion allowances of approximately $103,000. This increase in gross profit margin was offset by a decrease of approximately $264,000 in gross profit due to the decrease in net sales.

OPERATING EXPENSES

For the quarter ended June 30, 2020, total operating expenses decreased to approximately $1,733,000 compared to approximately $1,921,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $188,000 from the quarter ended June 30, 2019. Selling expenses decreased by approximately $191,000 of which approximately $142,000 was due to a decrease in discretionary marketing expenses associated with the rollout of the Carpool Karaoke product spent during the same period in the prior year. The remaining difference was due to a decrease in variable selling expenses commensurate with the decrease in net sales.

LOSS FROM OPERATIONS

Loss from operations decreased approximately $331,000 this quarter to approximately $771,000 for the three months ended June 30, 2020 compared to a loss from operations of approximately $1,102,000 for the same period ended June 30, 2019. There was an increase in gross profit of approximately $143,000 as explained in Net Sales and Gross Profit. There was a decrease of approximately $188,000 in operating expenses as explained in Operating Expenses.

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

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility with Crestmark and IHC on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020 (See Note 7 – Bank Financing). As of this filing, we have borrowed $1,400,000 on the IHC Facility, which provides for a maximum loan amount of $2,500,000 on eligible inventory and plan on borrowing on our Crestmark Facility which will make available up to $10,000,000 of eligible accounts receivable as the fiscal year progresses. As of this filing the Company has approximately $2,500,000 currently available from these two credit facilities.

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

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in our second and third fiscal quarters (reflecting increased orders for systems and music merchandise during the Christmas holiday season) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our second and third fiscal quarters, combined, accounted for approximately 85% and 94% of net sales in fiscal 2020 and 2019, respectively.

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

Plan for Material Weakness in Internal Control over Financial Reporting

The Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company has identified and will implement plans to enhance the Company’s process and controls including ensuring adequate resources and use of accounting experts with respect to review of new accounting standards.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Gary Atkinson, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Lionel Marquis, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: February 19, 2021	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

