Form 10-Q/A
period 2020-09-30
SINGING MACHINE CO INC
filed 2021-02-19
CIK 923601

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

Effects of the Misstatements

The effects of this accounting error do not impact the consolidated balance sheets, statements of cash flows and statements of shareholders’ equity for any current or past reporting period. The effects are confined to the consolidated statements of operations, MD&A discussions, notes to consolidated financial statements, and management’s assessment of internal control of the Restated Periods. The net income or loss reported in the aforementioned reporting periods has not changed. The impact of this error on the audited consolidated financial statements is as follows:

●	For the three months and the six months ended September 30, 2020 reported net sales will be reduced by $902,280, and $1,173,840, respectively, representing an approximate four percent reduction in each period. Total net sales for the three months ended September 30, 2020 as originally reported were $23,187,519 and will be restated to $22,285,239 reducing the gross profit percentage from 29.0% to 26.1%. Total net sales for the six months ended September 30, 2020 as originally reported were $26,511,062 and will be restated to $25,337,222 reducing the gross profit percentage from 30.0% to 26.8%. Correspondingly, for the three months and the six months ended September 30, 2020 reported total operating expenses will be reduced by $902,280, and $1,173,840, respectively, representing a 21 % and an approximate 19% reduction in each period, respectively. Total operating expenses as originally reported of $4,286,745 will be restated to $3,384,465 for the three months ended September 30, 2020. Total operating expenses as originally reported of $6,291,695 will be restated to $5,117,855 for the six months ended September 30, 2020 Net income of $2,407,874 for the three months ended September 30, 2020, and net income of $2,201,070 for the six months ended September 30, 2020, as previously reported, are not changed by these restatements.
●	For the three months and the six months ended September 30, 2019 reported net sales will be reduced by $1,027,327, and $1,196,129, respectively, representing an approximate five percent reduction in each period. Total net sales for the three months ended September 30, 2019 as originally reported were $20,081,842 and will be restated to $19,054,515 reducing the gross profit percentage from 28.1% to 24.2%. Total net sales for the six months ended September 30, 2019 as originally reported were $24,890,882 and will be restated to $23,694,753 reducing the gross profit percentage from 26.6% to 22.9%. Correspondingly, for the three months and the six months ended September 30, 2019 reported total operating expenses will be reduced by $1,027,327 and $1,196,129, respectively, representing an approximate 21% and 17% reduction in each period, respectively. Total operating expenses as originally reported of $4,782,986 will be restated to $3,755,659 for the three months ended September 30, 2019. Total operating expenses as originally reported of $6,872,796 will be restated to $5,676,667 for the six months ended September 30, 2019. Net income of $624,222 for the three months ended September 30, 2019, and net loss of $245,359 for the six months ended September 30, 2019, as previously reported, and are not changed by these restatements.

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

Except as described above, no other changes have been made to the Company’s Interim Report on Form 10-Q/A for the six months ended September 30, 2020 (the “Original Filing”). This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company will be amending the previous Form 10-K reports covering the audited consolidated financial statements as of and for each of the years ended March 31, 2020 and 2019, and the Form 10-Q report covering the unaudited condensed consolidated financial statements as of and for each of the interim periods ended June 30, 2020 and 2019, through separate filings of Forms 10-K/A and 10-Q/A, respectively. The interim period covering December 31, 2019 will be restated in connection with our filing of the December 31, 2020 Form 10-Q.

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

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(as restated)	(as restated)	(as restated)	(as restated)

Net Sales	$22,285,239	$19,054,515	$25,337,222	$23,694,753

Cost of Goods Sold	16,462,235	14,439,522	18,551,766	18,260,856

Gross Profit	5,823,004	4,614,993	6,785,456	5,433,897

Operating Expenses
Selling expenses	1,474,811	1,460,802	1,773,804	1,951,293
General and administrative expenses	1,841,873	2,235,269	3,205,163	3,606,325
Depreciation	67,781	59,588	138,888	119,049
Total Operating Expenses	3,384,465	3,755,659	5,117,855	5,676,667

Income (Loss) from Operations	2,438,539	859,334	1,667,601	(242,770)

Other Income (Expenses)
Gain from damaged goods insurance claim	936,537	-	1,067,829	-
Gain from extinguishment of accounts payable	-	-	390,000	-
Interest expense	(127,731)	(47,639)	(157,321)	(50,514)
Finance costs	(18,431)	(3,333)	(24,836)	(6,666)
Total Other Income (Expenses), net	790,375	(50,972)	1,275,672	(57,180)

Income (Loss) Before Income Tax (Provision) Benefit	3,228,914	808,362	2,943,273	(299,950)

Income Tax (Provision) Benefit	(821,040)	(184,140)	(742,203)	54,591

Net Income (Loss)	$2,407,874	$624,222	$2,201,070	$(245,359)

Net Income (Loss) per Common Share
Basic and Diluted	$0.06	$0.02	$0.06	$(0.01)
Diluted	$0.06	$0.02	$0.06	$(0.01)

Weighted Average Common and Common
Equivalent Shares:
Basic	38,557,643	38,518,513	38,557,643	38,494,687
Diluted	39,107,908	39,343,383	38,982,775	38,494,687

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, the Company incorrectly accounted for the cost of its co-op promotion allowances (previously referred to as “cooperative advertising”) with its customers as selling expenses instead of a reduction in net sales for each of the three and six months ended September 30, 2020 and 2019, as these co-op promotion allowances are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements.

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

	Originally Reported For the Three Months Ended September 30, 2020	Adjustment	As Restated For the Three Months Ended September, 30, 2020	Originally Reported For the Six Months Ended September 30, 2020	Adjustment	As Restated For the Six Months Ended September, 30, 2020

Net Sales	$23,187,519	$(902,280)	$22,285,239	$26,511,062	$(1,173,840)	$25,337,222

Cost of Goods Sold	16,462,235	-	16,462,235	18,551,766	-	18,551,766

Gross Profit	6,725,284	(902,280)	5,823,004	7,959,296	(1,173,840)	6,785,456

Operating Expenses
Selling expenses	2,377,091	(902,280)	1,474,811	2,947,644	(1,173,840)	1,773,804
General and administrative expenses	1,841,873	-	1,841,873	3,205,163	-	3,205,163
Depreciation	67,781	-	67,781	138,888	-	138,888
Total Operating Expenses	4,286,745	(902,280)	3,384,465	6,291,695	(1,173,840)	5,117,855

Income from Operations	2,438,539	-	2,438,539	1,667,601	-	1,667,601

Other Income (Expenses)
Gain from damaged goods insurance claim	936,537	-	936,537	1,067,829	-	1,067,829
Gain from extinguishment of accounts payable	-	-	-	390,000	-	390,000
Interest Expense	(127,731)	-	(127,731)	(157,321)	-	(157,321)
Finance Costs	(18,431)	-	(18,431)	(24,836)	-	(24,836)
Total Other Income (Expenses), net	790,375	-	790,375	1,275,672	-	1,275,672

Income Before Income Tax Provision	3,228,914	-	3,228,914	2,943,273	-	2,943,273

Income Tax Provision	(821,040)	-	(821,040)	(742,203)	-	(742,203)

Net Income	$2,407,874	$-	$2,407,874	$2,201,070	$-	$2,201,070

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

(Unaudited)

	Originally Reported For the Three Months Ended September 30, 2019	Adjustment	As Restated For the Three Months Ended September, 30, 2019	Originally Reported For the Six Months Ended September 30, 2019	Adjustment	As Restated For the Six Months Ended September, 30, 2019

Net Sales	$20,081,842	$(1,027,327)	$19,054,515	$24,890,882	$(1,196,129)	$23,694,753

Cost of Goods Sold	14,439,522	-	14,439,522	18,260,856	-	18,260,856

Gross Profit	5,642,320	(1,027,327)	4,614,993	6,630,026	(1,196,129)	5,433,897

Operating Expenses
Selling expenses	2,488,129	(1,027,327)	1,460,802	3,147,422	(1,196,129)	1,951,293
General and administrative expenses	2,235,269	-	2,235,269	3,606,325	-	3,606,325
Depreciation	59,588	-	59,588	119,049	-	119,049
Total Operating Expenses	4,782,986	(1,027,327)	3,755,659	6,872,796	(1,196,129)	5,676,667

Income (Loss) from Operations	859,334	-	859,334	(242,770)	-	(242,770)

Other Expenses
Interest Expense	(47,639)	-	(47,639)	(50,514)	-	(50,514)
Finance Costs	(3,333)	-	(3,333)	(6,666)	-	(6,666)
Total Other Expenses	(50,972)	-	(50,972)	(57,180)	-	(57,180)

Income (Loss) Before Income Tax (Provision) Benefit	808,362	-	808,362	(299,950)	-	(299,950)

Income Tax (Provision) Benefit	(184,140)	-	(184,140)	54,591	-	54,591

Net Income (Loss)	$624,222	$-	$624,222	$(245,359)	$-	$(245,359)

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended September 30, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q/A and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2020. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

The Company selectively participates in a retailer’s co-op promotion initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended September 30, 2020 and 2019 co-op promotion allowances were approximately $902,000 and $1,027,000, respectively. For the six months ended September 30, 2020 and 2019 co-op promotion allowances were approximately $1,174,000 and $1,196,000, respectively.

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

Revenue is derived from four different major product lines. Disaggregated revenue from these product lines for the three and six months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Six Months Ended
Product Line	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(as restated)	(as restated)	(as restated)	(as restated)

Classic Karaoke Machines	$15,018,000	$11,656,000	$17,040,000	$15,542,000
Download Karaoke Machines	3,117,000	3,486,000	3,479,000	3,698,000
SMC Kids Toys	191,000	368,000	319,000	499,000
Music and Accessories	3,959,000	3,545,000	4,499,000	3,956,000

Total Net Sales	$22,285,000	$19,055,000	$25,337,000	$23,695,000

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

INSURANCE CLAIM SETTLEMENT – DAMAGED GOODS INCIDENT

As of this filing we have we recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the condensed consolidated statement of operations. For the three and six months ended September 30, 2020 the gain from damaged goods insurance claim was approximately $937,000 and $1,068,000, respectively.

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

Supplemental balance sheet information related to leases as of September 30, 2020 is as follows:

Assets:
Operating lease - right-of-use assets	$2,460,942
Finance leases as a component of Property and equipment, net of accumulated depreciation of $15,027	28,499
Liabilities
Current
Current portion of operating leases	$765,125
Current portion of finance leases	10,091
Noncurrent
Operating lease liabilities, net of current portion	$1,743,033
Finance leases, net of current portion	-

	Three Months Ended	Six Months Ended
	September 30 2020	September 30 2020
Supplemental statement of operations information related to leases for the three and six months ended September 30, 2020 is as follows:
Operating lease expense as a component of general and administrative expenses	$176,698	$325,423
Finance lease cost
Depreciation of leased assets as a component of depreciation	$1,554	$3,109
Interest on lease liabilities as a component of interest expense	$109	$263

Supplemental cash flow information related to leases for the six months ended September 30, 2020 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$343,177
Financing cash flow paid for finance leases		$7,412

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	35.8
Finance leases	9.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	3.68%

Scheduled maturities of operating and finance lease liabilities outstanding as of September 30, 2020 are as follows:

Year	Operating Leases	Finance Leases

2020, for the remaining 6 months	$228,831	$3,837
2021	882,229	6,394
2022	931,079	-
2023	673,592	-
2024	61,479	-
Total Minimum Future Payments	2,777,210	10,231

Less: Imputed Interest	269,052	140

Present Value of Lease Liabilities	$2,508,158	$10,091

NOTE 8 - STOCK OPTIONS

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

NOTE 9 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and six months ended September 30, 2020 and 2019 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2020	2019	2020	2019
	(as restated)	(as restated)	(as restated)	(as restated)

North America	$21,574,000	$15,237,000	$24,391,000	$19,682,000
Europe	711,000	3,440,000	893,000	3,539,000
Australia	-	378,000	53,000	474,000
	$22,285,000	$19,055,000	$25,337,000	$23,695,000

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

NOTE 12 – REFUNDS DUE TO CUSTOMERS

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

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended September 30, 2020, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 46%, 20%, and 10% respectively. For the three months ended September 30, 2019, there were two customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 42% and 12%, respectively.

For the six months ended September 30, 2020, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 43%, 20% and 14%, respectively. For the six months ended September 30, 2019, there was one customer who individually accounted for 10% or more of the Company’s net sales. Revenue derived from this customer as a percentage of net sales was 49%.

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

RESTATEMENT AND REVISION OF THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Explanatory Note, this Amendment to Form 10-Q, amends and restates the Company’s condensed consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” as of and for the three and six months ended September 30, 2020 and 2019, in order to correct an error in our accounting for co-op promotion allowances in our previously issued financial statements. The impact of the accounting correction is further illustrated in Note 2 of the “Notes to the Condensed Consolidated Financial Statements”. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below are revised for the effects of these restatements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three and six months ended September 30, 2020 and 2019 as restated:

	For Three Months Ended		For the Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(as restated)	(as restated)	(as restated)	(as restated)

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	73.9%	75.8%	73.2%	77.1%

Gross Profit	26.1%	24.2%	26.8%	22.9%

Operating Expenses
Selling expenses	6.6%	7.7%	7.0%	8.2%
General and administrative expenses	8.3%	11.7%	12.7%	15.2%
Depreciation and amortization	0.3%	0.3%	0.5%	0.5%

Total Operating Expenses	15.2%	19.7%	20.2%	23.9%

Income (Loss) from Operations	10.9%	4.5%	6.6%	-1.0%

Other Income (Expenses)
Gain from damaged goods insurance claim	4.2%	0.0%	4.2%	0.0%
Gain from extinguishment of accounts payable	0.0%	0.0%	1.5%	0.0%
Interest expense	-0.6%	-0.3%	-0.6%	-0.2%
Financing costs	-0.1%	0.0%	-0.1%	0.0%

Total Other Income (expenses), net	3.5%	-0.3%	5.0%	-0.2%

Income (Loss) Before Income Tax (Provision) Benefit	14.4%	4.2%	11.6%	-1.2%

Income Tax (Provision) Benefit	-3.7%	-1.0%	-2.9%	0.2%

Net Income (Loss)	10.7%	3.3%	8.7%	-1.0%

QUARTER ENDED SEPTEMBER 30, 2020 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2019

NET SALES

Net sales for the quarter ended September 30, 2020 increased to approximately $22,285,000 from approximately $19,055,000 an increase of approximately $3,230,000 as compared to the same period ended September 30, 2019. Sales of our Carpool Karaoke The Mic (“CPK”) product increased by approximately $1,098,000 during the three months ended September 30, 2020 compared to the same period ended September 30, 2019. During the three months ended September 30, 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged which resulted in estimated customer chargebacks and a reduction of sales of approximately $1,534,000 for this one-time prior year incident. There was a decrease in co-op promotion allowances of approximately $125,000 with the remaining increase in sales of approximately $473,000 primarily due to increased internet product demand from two major customers during the three months ended September 30, 2020.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2020 increased to approximately $5,823,000 from approximately $4,615,000 an increase of approximately $1,208,000 as compared to the same period in the prior year. The increase in net sales contributed approximately $873,000 to the increase in gross profit. The prior year one-time damaged goods incident during the three months ended September 30, 2019 contributed approximately $286,000 of the variance in gross profit. The decrease in co-op promotion allowances contributed approximately $125,000 of the variance to gross profit with the remaining variance due to the gross profit on the mix of products sold.

Gross profit margin for the three months ended September 30, 2020 was 26.1% compared to 24.2% for the three months ended September 30, 2019. The increase in CPK product sales which yield substantially more gross profit margin than our traditional product accounted for approximately 1.2 margin points of the 1.9 gross profit margin point increase, the decrease in co-op promotion allowances contributed approximately 0.7 margin points of the variance.

OPERATING EXPENSES

For the quarter ended September 30, 2020, total operating expenses decreased to approximately $3,384,000 compared to approximately $3,756,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $372,000 from the quarter ended September 30, 2019.

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

SIX MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2019

NET SALES

Net sales for the six months ended September 30, 2020 increased to approximately $25,337,000 from $23,695,000 an increase of approximately $1,642,000 as compared to the same period ended September 30, 2019. Sales of our CPK product increased by approximately $939,000 during the six months ended September 30, 2020 compared to the same period ended September 30, 2019. During the six months ended September 30, 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged which resulted in estimated customer chargebacks and a reduction of sales of approximately $1,534,000 for this prior year one-time incident. These increases in net sales were offset by a reduction in sales of approximately $826,000 to J C Penney due to their pending bankruptcy.

GROSS PROFIT

Gross profit for the six months ended September 30, 2020 increased to approximately $6,785,000 from approximately $5,434,000 an increase of approximately $1,351,000 as compared to the same period in the prior year. The increase in net sales as indicated in Net Sales contributed approximately $432,000 increase in gross profit margin. The one-time damaged goods incident during the six months ended September 30, 2019 contributed approximately $296,000 of the variance in gross profit with the remaining increase attributed to a decrease in co-op promotion allowances of approximately $22,000 and increased gross profit on the mix of products sold.

Gross profit margin for the six months ended September 30, 2020 was 26.8% compared to 22.9% for the six months ended September 30, 2019. The increase in CPK product sales which yield substantially more gross profit margin than our traditional product accounted for approximately 1.5 of the 3.9 gross profit margin point increase with the remaining increase in margin points attributed to the mix of products sold.

OPERATING EXPENSES

For the six months ended September 30, 2020, total operating expenses decreased to approximately $5,118,000 compared to approximately $5,677,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $559,000 from the six months ended September 30, 2019. Selling expenses decreased by approximately $177,000 primarily due to reduced discretionary marketing expense of approximately $343,000 associated with the CPK product and offset by an increase of royalty expenses of approximately $130,000 due to the increase in CPK product sales with the remaining variance due to a decrease in freight expense associated with the prior year one-time charge to freight expense due to the damaged goods incident.

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

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss in cash flow of approximately $1,559,000 in revenue and approximately $849,000 in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods in the prior fiscal year. As of this filing we have we recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the condensed consolidated statement of operations. For the three and six months ended September 30, 2020 the gain from damaged goods insurance claim was approximately $937,000 and $1,068,000, respectively. We also secured vendor invoice credits of $390,000 from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of operations for the six months ended September 30, 2020.

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

Plan for Material Weakness in Internal Control over Financial Reporting

The Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company has identified and will implement plans to enhance the Company’s process and controls including ensuring adequate resources and use of accounting experts with respect to review of accounting standards.

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

