Form 10-Q
period 2020-12-31
SINGING MACHINE CO INC
filed 2021-02-22
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2020

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

(954) 596-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Class B	SMDM	OTCQX

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	39,040,748 as of February 19, 2021

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$823,373	$345,200
Accounts receivable, net of allowances of $281,501 and $337,461 respectively	8,972,049	1,860,500
Due from banks	3,560,812	2,388,438
Accounts receivable related party - Winglight Pacific, Ltd	-	100,000
Insurance claim receivable	-	1,268,463
Inventories, net	5,336,912	7,601,277
Prepaid expenses and other current assets	141,168	252,473
Deferred financing costs	33,791	3,333
Total Current Assets	18,868,105	13,819,684

Property and equipment, net	655,839	771,349
Deferred tax assets	413,335	1,285,721
Operating Leases - right of use assets	2,269,108	573,874
Other non-current assets	97,797	150,509
Total Assets	$22,304,184	$16,601,137

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,961,840	$5,041,610
Accrued expenses	2,108,900	1,529,168
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	14,400
Due to related party - Starlight Electronics Co., Ltd	-	372,300
Due to related party - Starlight R&D, Ltd.	115,016	115,016
Revolving line of credit - Iron Horse Credit	64,915	-
Refunds due to customers	101,731	806,475
Reserve for sales returns	2,966,434	1,224,000
Current portion of finance leases	6,336	14,953
Current portion of installment notes	66,917	63,098
Current portion of note payable - Paycheck Protection Program	296,649	-
Current portion of operating lease liabilities	779,905	321,389
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	750,000	-
Total Current Liabilities	11,233,043	9,502,409

Finance leases, net of current portion	-	2,550
Installment notes, net of current portion	230,572	283,193
Note payable - Payroll Protection Program, net of current portion	147,251	-
Operating lease liabilities, net of current portion	1,540,226	322,263
Subordinated related party debt - Starlight Marketing Development, Ltd.,	52,659	802,659
Total Liabilities	13,203,751	10,913,074

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 39,040,748 and 38,557,643 shares issued and outstanding, respectively	390,407	385,576
Additional paid-in capital	19,768,217	19,729,043
Accumulated deficit	(11,058,191)	(14,426,556)
Total Shareholders’ Equity	9,100,433	5,688,063
Total Liabilities and Shareholders’ Equity	$22,304,184	$16,601,137

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
		(restated)		(restated)

Net Sales	$16,972,603	$13,857,576	$42,309,825	$37,552,329

Cost of Goods Sold	11,998,640	11,486,520	30,550,406	29,747,376

Gross Profit	4,973,963	2,371,056	11,759,419	7,804,953

Operating Expenses
Selling expenses	1,490,560	1,740,777	3,264,364	3,692,070
General and administrative expenses	1,925,233	1,442,192	5,130,396	5,048,517
Depreciation	65,465	77,161	204,353	196,210
Total Operating Expenses	3,481,258	3,260,130	8,599,113	8,936,797

Income (Loss) from Operations	1,492,705	(889,074)	3,160,306	(1,131,844)

Other Income (Expenses)
Gain from damaged goods insurance claim	-	-	1,067,829	-
Gain from extinguishment of accounts payable	-	-	390,000	-
Gain - related party	187,988	-	187,988	-
Interest expense	(231,034)	(105,583)	(388,355)	(156,097)
Finance costs	(18,432)	(3,334)	(43,268)	(10,000)
Total Other Income (Expenses), net	(61,478)	(108,917)	1,214,194	(166,097)

Income (Loss) Before Income Tax (Provision) Benefit	1,431,227	(997,991)	4,374,500	(1,297,941)

Income Tax (Provision) Benefit	(263,932)	240,042	(1,006,135)	294,633

Net Income (Loss)	$1,167,295	$(757,949)	$3,368,365	$(1,003,308)

Net Income (Loss) per Common Share
Basic and Diluted	$0.03	$(0.02)	$0.09	$(0.03)
Diluted	$0.03	$(0.02)	$0.09	$(0.03)

Weighted Average Common and Common
Equivalent Shares:
Basic	38,885,185	38,557,643	38,667,221	38,524,698
Diluted	39,156,481	38,557,643	39,041,074	38,524,698

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities
Net Income (loss)	$3,368,365	$(1,003,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	204,353	196,210
Amortization of deferred financing costs	43,268	9,999
Change in inventory reserve	482,926	150,000
Change in allowance for bad debts	(55,960)	133,024
Stock based compensation	17,605	27,506
Gain - related party	(187,988)	-
Change in net deferred tax assets	872,386	(294,633)
Gain from extinguishment of accounts payable	390,000	-
Changes in operating assets and liabilities:
Accounts receivable	(7,055,589)	(6,125,452)
Due from banks	(1,172,374)	(211,089)
Accounts receivable - related parties	100,000	(895,217)
Insurance receivable	1,268,463	(1,286,158)
Inventories	1,781,439	(2,228,603)
Prepaid expenses and other current assets	111,305	134,598
Other non-current assets	52,712	67,023
Accounts payable	(1,469,770)	5,742,186
Accrued expenses	579,732	1,780,393
Due to related parties	(184,312)	399,672
Refunds due to customers	(704,744)	479,758
Reserve for sales returns	1,742,434	3,650,163
Operating lease liabilities, net of operating leases - right of use assets	(18,755)	(41,797)
Net cash provided by operating activities	165,496	684,275
Cash flows from investing activities
Purchase of property and equipment	(88,843)	(517,546)
Net cash used in investing activities	(88,843)	(517,546)
Cash flows from financing activities
Net proceeds from revolving lines of credit	64,915	-
Proceeds from note payable - Payroll Protection Program	443,900	-
Payment of bank term note	-	(125,000)
Payment of deferred financing charges	(73,726)	-
Proceeds from installment notes	-	283,840
Payments on installment notes	(48,802)	(7,304)
Proceeds from subscription receivable	-	2,200
Proceeds from exercise of stock options	26,400	10,200
Payment on subordinated debt - related party	-	(12,708)
Payments on finance leases	(11,167)	(10,757)
Net cash provided by financing activities	401,520	140,471
Net change in cash	478,173	307,200

Cash at beginning of period	345,200	211,408
Cash at end of period	$823,373	$518,608

Supplemental disclosures of cash flow information:
Cash paid for interest	$429,264	$167,954
Operating leases - right of use assets initial adoption	$-	$1,108,330
Operating lease liabilities - initial adoption	$-	$1,234,368
Operating leases - right of use assets and lease liabilities at inception of lease	$2,184,105	$-

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at September 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$-	$(12,225,486)	$7,889,133

Net income							1,167,295	1,167,295
Employee compensation-stock option					5,105			5,105
Issuance of common stock - directors			43,105	431	12,069			12,500
Exercise of stock options			440,000	4,400	22,000			26,400

Balance at December 31, 2020	-	$-	39,040,748	$390,407	$19,768,217	$-	$(11,058,191)	$9,100,433

Balance at September 30, 2019	-	$-	38,557,643	$385,577	$19,719,038	$-	$(11,814,915)	$8,289,700

Net loss							(757,949)	(757,949)
Employee compensation-stock option					5,002			5,002

Balance at December 31, 2019	-	$-	38,557,643	$385,577	$19,724,040	$-	$(12,572,864)	$7,536,753

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended December 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at March 31, 2020	-	$-	38,557,643	$385,576	$19,729,043	$-	$(14,426,556)	$5,688,063

Net income							3,368,365	3,368,365
Employee compensation-stock option					5,105			5,105
Issuance of common stock - directors			43,105	431	12,069	-		12,500
Exercise of stock options			440,000	4,400	22,000			26,400

Balance at December 31, 2020	-	$-	39,040,748	$390,407	$19,768,217	$-	$(11,058,191)	$9,100,433

Balance at March 31, 2019	-	$-	38,464,753	$384,648	$19,687,263	$(2,200)	$(11,569,556)	8,500,155

Net loss							(1,003,308)	(1,003,308)
Employee compensation-stock option					15,006			15,006
Collection of subscription receivable						2,200		2,200
Exercise of stock options			60,000	600	9,600			10,200
Issuance of common stock - directors			32,890	329	12,171			12,500

Balance at December 31, 2019	-	$-	38,557,643	$385,577	$19,724,040	$-	$(12,572,864)	$7,536,753

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contract with Customers,” the Company incorrectly accounted for the cost of its cooperative (“co-op”) promotion allowances (previously referred to as “cooperative advertising”) with its customers as selling expenses instead of a reduction in net sales for the three and nine months ended December 31, 2019, as these co-op promotion allowances are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements.

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

	For the Three Months Ended
	As Reported		As Restated
	December 31, 2019	Adjustment	December 31, 2019
Net Sales	$15,519,516	$(1,661,940)	$13,857,576

Cost of Goods Sold	11,486,520	-	11,486,520

Gross Profit	4,032,996	(1,661,940)	2,371,056

Operating Expenses
Selling expenses	3,402,717	(1,661,940)	1,740,777
General and administrative expenses	1,442,192	-	1,442,192
Depreciation	77,161	-	77,161
Total Operating Expenses	4,922,070	(1,661,940)	3,260,130

Loss from Operations	(889,074)	-	(889,074)

Other Expenses
Interest Expense	(105,583)	-	(105,583)
Finance Costs	(3,334)	-	(3,334)
Total Other Expenses	(108,917)	-	(108,917)

Loss Before Income Tax Benefit	(997,991)	-	(997,991)

Income Tax Benefit	240,042	-	240,042

Net Loss	$(757,949)	$-	$(757,949)

	For the Nine Months Ended
	As Reported		As Restated
	December 31, 2019	Adjustment	December 31, 2019
Net Sales	$40,410,398	$(2,858,069)	$37,552,329

Cost of Goods Sold	29,747,376	-	29,747,376

Gross Profit	10,663,022	(2,858,069)	7,804,953

Operating Expenses
Selling expenses	6,550,139	(2,858,069)	3,692,070
General and administrative expenses	5,048,517	-	5,048,517
Depreciation	196,210	-	196,210
Total Operating Expenses	11,794,866	(2,858,069)	8,936,797

Loss from Operations	(1,131,844)	-	(1,131,844)

Other Expenses
Interest Expense	(156,097)	-	(156,097)
Finance Costs	(10,000)	-	(10,000)
Total Other Expenses	(166,097)	-	(166,097)

Loss Before Income Tax Benefit	(1,297,941)	-	(1,297,941)

Income Tax Benefit	294,633	-	294,633

Net Loss	$(1,003,308)	$-	$(1,003,308)

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Unaudited)

NOTE 3- SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended December 31, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are recorded in the condensed consolidated statements of operations and translations are recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at December 31, 2020 and March 31, 2020 are approximately $801,000 and $217,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and promotional programs. As of December 31, 2020 and March 31, 2020 the estimated amounts for these future inventory returns were approximately $1,846,000 and $1,367,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of December 31, 2020 and March 31, 2020 the Company had inventory reserves of approximately $917,000 and $434,000 respectively for estimated excess and obsolete inventory

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Unaudited)

DEFERRED FINANCING COSTS

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

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with FASB ASC 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

December 31, 2020 and 2019

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

The Company selectively participates in a retailer’s co-op promotion initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended December 31, 2020 and 2019, co-op promotion allowances were approximately $858,000 and $1,662,000, respectively. For the nine months ended December 31, 2020 and 2019, co-op promotion allowances were approximately $2,032,000 and $2,858,000, respectively.

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

The Company’s reserve for sales returns was approximately $2,966,000 and $1,224,000 as of December 31, 2020 and March 31, 2020, respectively.

Revenue is derived from four different major product lines. Disaggregated revenue from these product lines for the three and nine months ended December 31, 2020 and 2019 consisted of the following:

	Three Months Ended		Nine Months Ended
Product Line	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
		(as restated)		(as restated)

Classic Karaoke Machines	$8,296,000	$9,223,000	$25,320,000	$26,980,000
Download Karaoke Machines	3,898,000	3,254,000	7,314,000	5,163,000
SMC Kids Toys	609,000	306,000	1,003,000	911,000
Music and Accessories	4,170,000	1,075,000	8,673,000	4,498,000

Total Net Sales	$16,973,000	$13,858,000	$42,310,000	$37,552,000

SHIPPING AND HANDLING COSTS

Shipping and handling costs are performed by both the Company and third-party logistics companies. Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended December 31, 2020 and 2019 shipping and handling expenses were approximately $512,000 and $675,000, respectively. For the nine months ended December 31, 2020 and 2019 shipping and handling expenses were approximately $900,000 and $989,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended December 31, 2020 and 2019 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2020 and 2019, the stock option expense was approximately $5,000. For the nine months ended December 31, 2020 and 2019, the stock option expense was $5,000 and $15,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Unaudited)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended December 31, 2020 and 2019, these amounts totaled approximately $33,000 and $13,000, respectively. For the nine months ended December 31, 2020 and 2019, these amounts totaled $48,000 and $36,000, respectively.

INCOME TAXES

The Company follows the provisions of FASB ASC 740 “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. As of December 31, 2020 and March 31, 2020 the Company recognized a valuation allowance reserve of approximately $88,000 for deferred tax assets relating to net operating loss carryforwards that the Company will more than likely not be able to realize prior to their expiration.

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the nine months ended December 31, 2020 and 2019 we estimated our effective tax rate to be approximately 23% and 22%, respectively. As of December 31, 2020 and March 31, 2020 the Singing Machine had net deferred tax assets of approximately $413,000 and $1,286,000, respectively. The Company recorded an income tax provision of approximately $264,000 for the three months ended December 31, 2020 and an income tax benefit of approximately $240,000 for the three months ended December 31, 2019. The Company recorded an income tax provision of approximately $1,006,000 for the nine months ended December 31, 2020 and an income tax benefit of approximately $295,000 for the nine months ended December 31, 2019.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2020, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

Computation of dilutive shares for the three and nine months ended December 31, 2020 are as follows:

	For the three months ended December 31, 2020	For the nine months ended December 31, 2020
Basic weighted average common shares outstanding	38,885,000	38,667,000
Effect of dilutive stock options	271,000	374,000

Diluted weighted average of common shares outstanding	39,156,000	39,041,000

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the three and nine months ended December 31, 2020, options to purchase approximately 271,000 and 374,000 shares of common stock, respectively, have been included in the calculation of diluted net income per share as compared to approximately 371,000 shares that were excluded for both the three and nine months ended December 31, 2019, as the result would have been anti-dilutive.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

NOTE 3 - INVENTORIES, NET

Inventories are comprised of the following components:

	December 31,	March 31,
	2020	2020

Finished Goods	$4,189,000	$6,595,000
Inventory in Transit	219,000	73,000
Estimated Amount of Future Returns	1,846,000	1,367,000
Subtotal	6,254,000	8,035,000
Less:Inventory Reserve	917,000	434,000

Inventories, net	$5,337,000	$7,601,000

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2020	2020

Computer and office equipment	5-7 years	$445,000	$445,000
Furniture and fixtures	7 years	98,000	98,000
Warehouse equipment	7 years	199,000	195,000
Molds and tooling	3-5 years	1,765,000	1,680,000
		2,507,000	2,418,000
Less: Accumulated depreciation		1,851,000	1,647,000
		$656,000	$771,000

Depreciation expense for the three months ended December 31, 2020 and 2019 was approximately $65,000 and $77,000, respectively. Depreciation expense for the nine months ended December 31, 2020 and 2019 was approximately $204,000 and $196,000, respectively.

NOTE 5 – BANK FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility with Crestmark Bank (“Crestmark Facility”) on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31and is reduced to a maximum of $5.0 million between January 1 and July 31. Costs associated with closing of the Intercreditor Revolving Credit Facility of approximately $74,000 are deferred and will be amortized over one year. During the three and nine months ended December 31, 2020 the Company incurred amortization expense of approximately $19,000 and $40,000, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

The Crestmark Facility is secured by a perfected security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2,000,000. For the three and nine months ended December 31, 2020 the Company recorded interest expense of approximately $100,000 and $151,000, respectively. The Crestmark Facility expires on June 15, 2022. As of December 31, 2020, the Company had no outstanding balance on the Crestmark Facility. In addition, the Company executed a two-year Loan and Security Agreement with Iron Horse Credit (“IHC Facility”) for up to $2,500,000 in inventory financing.

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. This financial covenant has been waived for the first six months of the IHC Facility. As of December 31, 2020, the Company is in compliance with this covenant.

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Interest expense for the three and nine months ended December 31, 2020 was approximately $41,000 and $103,000, respectively. The IHC Facility expires on June 15, 2022. As of December 31, 2020, there was an outstanding balance of approximately $65,000.

Revolving Credit Facility PNC Bank

On June 22, 2017, the Company renewed the existing revolving credit facility (the “PNC Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years which was terminated on June 16, 2020 and replaced by the Intercreditor Revolving Credit Facility with Crestmark and IHC. In September 2019, the Company defaulted on the PNC Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio requirement. In November 2019, the Company entered into a Forbearance Agreement with PNC whereby PNC delayed taking action they would have been be entitled to under a default through March 31, 2020. The Company remained in default of the Forbearance Agreement up until termination of the Revolving Credit Facility on June 16, 2020 at which time the Company executed the Intercreditor Revolving Credit Facility with Crestmark and IHC. As of December 31, 2020, and March 31, 2020 there were no amounts due on the PNC Revolving Credit Facility. During the three months ended December 31, 2020 and 2019 the Company incurred interest expense of approximately $0 and $86,000, respectively, on amounts borrowed against the PNC Revolving Credit Facility. During the nine months ended December 31, 2020 and 2019 the Company incurred interest expense of approximately $0 and $119,000, respectively on amounts borrowed against the PNC Revolving Credit Facility.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the SBA, and the SBA has provided Crestmark with the loan forgiveness amount. For the three months ended December 31, 2020 and 2019 the Company incurred interest expense of approximately $1,000 and $0, respectively. For the nine months ended December 31, 2020 and 2019 the Company incurred interest expense of approximately $3,000 and $0, respectively. As of December 31, 2020 there was an outstanding balance on the PPP note payable of approximately $444,000. The Company currently expects to apply for forgiveness of the entire loan balance.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Unaudited)

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. As of December 31, 2020, the Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of December 31, 2020, and March 31, 2020 there was an outstanding balance on the installment notes of approximately $297,000 and $346,000, respectively. For the three months ended December 31, 2020 and 2019 the Company incurred interest expense of approximately $6,000. For the nine months ended December 31, 2020 and 2019 the Company incurred interest expense of approximately $20,000 and $14,000, respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility there is a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended December 31, 2020 and 2019 interest expense was approximately $12,000 and $0, respectively on the subordinated note payable and the related party subordinated debt. During the nine months ended December 31, 2020 and 2019 interest expense was approximately $36,000 and $0, respectively on the subordinated note payable and the related party subordinated debt.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the subordinated note payable. Both the Crestmark Facility and IHC Facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. As of December 31, 2020, the Company missed the first scheduled payment due on December 31, 2020 and obtained a waiver from the subordinated note holder allowing the first payment to be deferred until February 2021. The Company intends to make additional payments per the note repayment schedule providing the Company meets all repayment requirements of the Crestmark Facility and IHC Facility agreements.

Scheduled maturities of outstanding debt as of December 31, 2020 are as follows:

Year Ended December 31,	Revolving Line of Credit Iron Horse Credit	Installment Notes	Note Payable Payroll Protection Program	Subordinated Related Party Debt
2021	$65,000	67,000	297,000	750,000
2022	-	73,000	149,000	53,000
2023	-	79,000	-	-
2024	-	75,000	-	-
2025 and beyond	-	3,000	-	-

Scheduled Payments	$65,000	$297,000	$446,000	$803,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

INSURANCE CLAIM SETTLEMENT – DAMAGED GOODS INCIDENT

During the nine-months ended December 31, 2020, we have recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in an insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the condensed consolidated statements of operations. For the three and nine months ended December 31, 2020 the gain from damaged goods insurance claim was approximately $0 and $1,068,000, respectively. The insurance claim is now closed.

LEGAL MATTERS

Management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Finance Leases

On May 25, 2018 and June 4, 2018, we entered into two long-term capital leasing arrangements with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the leasing of two used forklift vehicles in the amount of approximately $44,000. The leases require monthly payments in the amount of $1,279 per month over a total lease term of 36 months which commenced on June 1, 2018. The agreement has an effective interest rate of 4.5% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of December 31, 2020 and March 31, 2020, the remaining amounts due on these capital leasing arrangements was approximately $6,000 and $18,000, respectively.

Supplemental balance sheet information related to leases as of December 31, 2020 is as follows:

Assets:
Operating lease - right-of-use assets	$2,269,108
Finance leases as a component of property and equipment, net of accumulated depreciation of $16,582	26,945
Liabilities
Current
Current portion of operating leases	$779,905
Current portion of finance leases	6,336
Noncurrent
Operating lease liabilities, net of current portion	$1,540,226
Finance leases, net of current portion	-

Supplemental statement of operations information related to leases for the three and nine months ended December 31, 2020 is as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2020
Operating lease expense as a component of general and administrative expenses	$232,646	$558,069
Finance lease cost
Depreciation of leased assets as a component of depreciation	$1,555	$4,664
Interest on lease liabilities as a component of interest expense	$52	$315

Supplemental cash flow information related to leases for the nine months ended December 31, 2020 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$576,824
Financing cash flow paid for finance leases		$11,167

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	33.0
Finance leases	5.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	3.68%

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Unaudited)

Scheduled maturities of operating and finance lease liabilities outstanding as of December 31, 2020 are as follows:

Year ended December 31,	Operating Leases	Finance Leases

2021	$911,000	$6,000
2022	932,000	-
2023	674,000	-
2024	31,000	-
Total Minimum Future Payments	2,548,000	6,000

Less: Imputed Interest	228,000	-

Present Value of Lease Liabilities	$2,320,000	$6,000

NOTE 7 - STOCK OPTIONS

During the nine months ended December 31, 2020 and 2019 the Company issued 100,000 stock options at an exercise price of $.29 and $.38, respectively to directors as compensation for their service.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For nine months ended December 31, 2020: expected dividend yield of 0%, risk-free interest rate of 0.18%, volatility of 146.7% and an expected term of three years.

A summary of stock option activity for the nine months ended December 31, 2020 is summarized below:

	December 31, 2020
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	2,230,000	$0.26
Granted	100,000	$0.29
Exercised	(440,000)	$0.06
Forfeited	(190,000)	$0.19
Balance at end of period	1,700,000	$0.32

Options exercisable at end of period	1,600,000	$0.32

The following table summarizes information about employee stock options outstanding at December 31, 2020:

Range of Exercise Price	Number Outstanding at December 31, 20	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
$.03 - $.38	1,150,000	4.3	0.23	1,050,000	0.23
$.47 - $.55	550,000	6.7	0.50	550,000	0.50
*	1,700,000			1,600,000

* Total number of options outstanding as of December 31, 2020 includes 600,000 options issued to five current and two former directors as compensation and 1,040,000 options issued to key employees that were not issued from the Plan.

As of December 31, 2020 there was unrecognized expense of approximately $15,000 remaining on options currently vesting over time with approximately ten months remaining until these options are fully vested.

The intrinsic value of vested options as of December 31, 2020 was approximately $121,000.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Unaudited)

NOTE 8 – COMMON STOCK ISSUANCES

On November 6, 2020, the Company issued 43,105 shares of its common stock to its Board of Directors valued at $0.29 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2020. The Company recorded director compensation of $12,500 during the three and nine months ended December 31, 2020, respectively.

NOTE 9 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and nine months ended December 31, 2020 and 2019 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2020	2019	2020	2019
		(as restated)		(as restated)

North America	$16,623,000	$12,426,000	$41,014,000	$32,106,000
Europe	31,000	1,396,000	924,000	4,936,000
Australia	319,000	36,000	372,000	510,000
	$16,973,000	$13,858,000	$42,310,000	$37,552,000

The geographic area of sales was based on the location where the product is delivered.

NOTE 10 –RELATED PARTY TRANSACTIONS

All transactions listed below are related to the Company as they are all with affiliates of our Chairman of the Board, Mr. Phillip Lau.

DUE TO/FROM RELATED PARTIES

On December 31, 2020 and March 31, 2020, in the aggregate the Company had approximately $0 and $100,000, respectively, due from related parties for goods and services sold to these companies.

On December 31, 2020 and March 31, 2020, the Company had amounts due to related parties in the amounts of approximately $129,000 and $502,000 for facility fees, storage and administrative services provided to the Company by these related parties.

TRADE

During the three months ended December 31, 2020 and 2019 the Company did not sell any products to Winglight Pacific, Ltd. (“Winglight”), a related party. During the nine months ended December 31, 2020 and 2019 the Company sold approximately $0 and $852,000, respectively to Winglight at a discounted price similar to prices granted to major direct import customers shipped internationally with freight prepaid. The average gross profit margin on sales to Winglight for the nine months ended December 31, 2020 and 2019 was NA and 23.7%, respectively. The product was shipped to Cosmo Communications of Canada (“Cosmo”), another related company and the Company’s primary distributor of its products to Canada at that time.

During the three months ended December 31, 2020 and 2019 the Company sold approximately $0 and $45,000 respectively, of product directly to Cosmo from its California warehouse facility. During the nine months ended December 31, 2020 and 2019 the Company sold approximately $0 and $284,000, respectively of product directly to Cosmo from its California warehouse facility. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $685,000. During the three and nine months ended December 31, 2020, there was a gain of approximately $188,000 from Cosmo related to the payment in fiscal 2021 on prior year sales and the related receivable previously reversed and written off as initially deemed uncollectible.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE for the three months ended December 31, 2020 and 2019 were approximately $91,000. The services from SLE for the nine months ended December 31, 2020 and 2019 were approximately $272,000 and $282,000, respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Unaudited)

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	December 31,	December 31,
	2020	2019
Reserve for sales returns at beginning of the year	$1,224,000	$896,000
Provision for estimated sales returns	4,187,000	6,757,000
Sales returns received	(2,445,000)	(3,107,000)

Reserve for sales returns at end of the period	$2,966,000	$4,546,000

NOTE 12 – REFUNDS DUE TO CUSTOMERS

As of December 31, 2020 and March 31, 2020 the amount of refunds due to customers was approximately $102,000 and $807,000, respectively. Refunds due to customers at December 31, 2020 were primarily due to one customer for overstock returns. Refunds due to customers at March 31, 2020 were primarily due to one major customer which reflects approximately $1,691,000 of chargebacks less approximately $1,181,000 that the customer had deducted on payment remittances to the Company as of March 31, 2020. The remaining $297,000 was primarily due to amounts due to two major customers for overstock returns.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended December 31, 2020 and 2019 totaled approximately $20,000 and $15,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the nine months ended December 31, 2020 and 2019 totaled approximately $54,000 and $47,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. At December 31, 2020, 41% of accounts receivable were due from two customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2020, 82% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended December 31, 2020, there were five customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 22%, 22%, 19%, 12%, and 12% respectively. For the three months ended December 31, 2019, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 25%, 21%, 13% and 10%, respectively.

For the nine months ended December 31, 2020, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 34%, 19%, 13% and 13% respectively. For the nine months ended December 31, 2019, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 38%, 14% and 10%, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales for the three and nine months ended December 31, 2020 and 2019:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	70.7%	82.9%	72.2%	79.2%

Gross Profit	29.3%	17.1%	27.8%	20.8%

Operating Expenses
Selling expenses	8.8%	12.6%	7.7%	9.8%
General and administrative expenses	11.3%	10.4%	12.1%	13.4%
Depreciation and amortization	0.4%	0.6%	0.5%	0.5%

Total Operating Expenses	20.5%	23.6%	20.3%	23.7%

Income (Loss) from Operations	8.8%	-6.5%	7.5%	-2.9%

Other Income and (Expenses)
Gain from damaged goods insurance claim	0.0%	0.0%	2.5%	0.0%
Gain from vendor credit for damaged goods	0.0%	0.0%	0.9%	0.0%
Contigency gain - related party	1.1%	0.0%	0.4%	0.0%
Interest expense	-1.4%	-0.8%	-0.9%	-0.4%
Financing costs	-0.1%	0.0%	-0.1%	0.0%

Total Other Income and (Expenses)	-0.4%	-0.8%	2.8%	-0.4%

Income (Loss) Before Income Tax (Provision) Benefit	8.4%	-7.3%	10.3%	-3.3%

Income Tax (Provision) Benefit	-1.6%	1.7%	-2.4%	0.8%

Net Income (Loss)	6.8%	-5.6%	7.9%	-2.5%

QUARTER ENDED DECEMBER 31, 2020 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2019

NET SALES

Net sales for the quarter ended December 31, 2020 increased to approximately $16,973,000 from $13,858,000 an increase of approximately $3,115,000 as compared to the same period ended December 31, 2019. This increase was primarily due to an increase in sales to two major customers of approximately $2,798,000 due in part to the continued success of the Carpool Karaoke Microphone (“CPK”) product and increased demand in consumer electronics products due to COVID-19 and a reduction in co-op promotion allowances of approximately $803,000.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2020 increased to approximately $4,974,000 from $2,371,000 an increase of approximately $2,603,000 as compared to the same period in the prior year. Approximately $601,000 of the increase was commensurate with the increase in net sales, approximately $803,000 was due to a decrease in co-op promotion allowances with the remaining variance primarily due to an increase in profit margin on the mix of products sold.

Gross profit margin for the three months ended December 31, 2020 was 29.3% compared to 17.1% for the three months ended December 31, 2019. The increase in CPK product sales which yielded significantly higher profit margin accounted for approximately 5.1 margin points of the increase. The decrease in co-op promotion allowances accounted for approximately 4.9 points of the 12.2 margin point increase with the remaining 2.2 points in margin increase due to the higher margin yield in the remaining mix of products sold.

OPERATING EXPENSES

For the quarter ended December 31, 2020, total operating expenses increased to approximately $3,481,000 compared to approximately $3,260,000 from the same period in the prior year. This represents an increase in total operating expenses of approximately $221,000 from the quarter ended December 31, 2019. Selling expenses decreased by approximately $250,000, There was a reduction in discretionary marketing spending of approximately $181,000 associated with one-time roll-out expenses of the CPK product in the prior fiscal year with the remaining decrease primarily due to a decrease in freight expense associated with a one-time freight charge in the prior fiscal year for damaged goods received by one major customer.

General and administrative expenses increased by approximately $483,000 to approximately $1,925,000 for the three months ended December 31, 2020 compared to approximately $1,442,000 for the same period ended December 31, 2019. There was an increase in payroll expense of approximately $346,000 primarily due to payment of officer and key employee bonuses as well as additional COVID related bonus payments made to our California warehouse personnel. There was an increase in rent expense of approximately $78,000 from the new lease renewal for the California warehouse which commenced in September 2020. The remaining variance was primarily due to other variable expenses associated with the increase in net sales.

INCOME (LOSS) INCOME FROM OPERATIONS

There was income from operations of approximately $1,493,000 for the three months ended December 31, 2020 compared to a loss from operations of approximately $889,000 for the three months ended December 31, 2019. The increase in income from operations of approximately $2,382,000 was primarily due to the increase in gross profit of approximately $2,603,000 offset by a decrease in selling expenses of approximately $250,000 as explained above.

OTHER INCOME (EXPENSES)

Other income and (expenses), net increased by approximately $48,000 to approximately $61,000 in other expenses, net for the three months ended December 31, 2020 compared to approximately $109,000 in other expenses, net for the same period ended December 31, 2019. There was an increase in interest expense and amortization of deferred financing costs of approximately $140,000 associated with the financing terms of the Crestmark Facility and IHC Facility which was offset by a gain of approximately $188,000 from Cosmo related to the payment in fiscal 2021 on prior year sales and the related receivable previously reversed and written off as initially deemed uncollectible.

INCOME TAXES

For the three months ended December 31, 2020 and 2019 the Company recognized an income tax provision of approximately $264,000 and an income tax benefit of approximately $240,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 23.0% and 22.7%, respectively.

NET INCOME(LOSS)

For the three months ended December 31, 2020 there was net income of approximately $1,167,000 compared to a net loss of approximately $758,000 for the same period a year ago. The increase in net income was primarily due to the same reasons discussed in Income (Loss) from Operations and Income Taxes.

NINE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2019

NET SALES

Net sales for the nine months ended December 31, 2020 increased to approximately $42,310,000 from $37,552,000 an increase of approximately $4,758,000 as compared to the same period ended December 31, 2019. There was an increase in sales of approximately $4,380,000 to one major customer whose internet business flourished during the COVID pandemic and also had significant success selling our CPK product. The remaining increase of approximately $378,000 is primarily due to increased sales of our CPK product by some of our other major customers.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2020 increased to approximately $11,759,000 from approximately $7,805,000 an increase of approximately $3,954,000 as compared to the same period in the prior year. Approximately $1,037,000 of the increase was commensurate with the increase in net sales, approximately $826,000 was due to a decrease in co-op promotion allowances with the remaining variance primarily due to an increase in profit margin on the mix of products sold.

Gross profit margin for the nine months ended December 31, 2020 was 27.8% compared to 20.8% for the nine months ended December 31, 2019. The increase in CPK product sales which yielded significantly higher profit margin accounted for approximately 3.6 margin points of the increase. The decrease in co-op promotion allowances accounted for approximately 2.0 points of the 7.0 margin point increase with the remaining 1.4 points in margin increase due to the higher margin yield in the remaining mix of products sold.

OPERATING EXPENSES

For the nine months ended December 31, 2020, total operating expenses decreased to approximately $8,599,000 compared to approximately $8,937,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $338,000 from the nine months ended December 31, 2019. Selling expenses decreased by approximately $428,000 primarily due to a reduction in discretionary marketing spending of approximately $525,000 associated with one-time roll-out expenses of the CPK product in the prior fiscal year offset by an increase of approximately $108,000 in royalty expense associated with the increase in CPK licensed product sales.

General and administrative expenses increased by approximately $81,000 to approximately $5,130,000 for the nine months ended December 31, 2020 compared to approximately $5,049,000 for the same period ended December 31, 2019. There was an increase in payroll expense of approximately $386,000 primarily due to payment of officer and key employee bonuses as well as additional COVID related bonus payments made to our California warehouse personnel. This increase was offset by a decrease of approximately $346,000 one-time administrative expenses incurred in the prior year relating to the processing of damaged goods received by one major customer with the remaining variance due to other variable administrative expenses.

INCOME (LOSS) FROM OPERATIONS

There was income from operations of approximately $3,160,000 for the nine months ended December 31, 2020 compared to a loss from operations of approximately $1,132,000 for the nine months ended December 31, 2019. The increase in income from operations of approximately $4,292,000 was primarily due the increase in gross profit and decrease in selling and general administrative expenses as explained above.

OTHER INCOME (EXPENSES)

Other income and (expenses), net increased by approximately $1,380,000 to approximately $1,214,000 in other income, net for the nine months ended December 31, 2020 compared to approximately $166,000 in other expenses, net for the same period ended December 31, 2019 primarily due to the recovery of approximately $1,068,000 in out-of-pocket expenses relating to a prior year damaged goods insurance claim and a vendor extinguishing accounts payable of $390,000 from the factory that caused the damage. There was a gain of approximately $188,000 from Cosmo related to the payment in fiscal 2021 on prior year sales and the related receivable previously reversed and written off as initially deemed uncollectible. These increases in other income were offset by an increase in interest expense and amortization of deferred financing costs of approximately $266,000 associated with the financing terms of the Crestmark Facility and IHC Facility.

INCOME TAXES

For the nine months ended December 31, 2020 and 2019 the Company recognized an income tax provision of approximately $1,006,000 and an income tax benefit of approximately $295,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 23.0% and 22.7%, respectively.

NET INCOME (LOSS)

For the nine months ended December 31, 2020 there was net income of approximately $3,368,000 compared to a net loss of approximately $1,003,000 for the same period a year ago. The increase in net income was primarily due to the same reasons discussed in Income (Loss) from Operations and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, the Company had cash on hand of approximately $823,000 as compared to cash on hand of approximately $684,000 December 31, 2019. We had working capital of approximately $7,635,000 as of December 31, 2020. Net cash provided by operating activities was approximately $165,000 for the nine months ended December 31, 2020, as compared to approximately $684,000 provided by operating activities for the same period a year ago. See below for discussion of borrowing availability under our existing lending arrangements.

During the nine months ended December 31, 2020 there was a decrease in insurance receivable of approximately $1,268,000 as we received proceeds for the one-time damaged goods incident that occurred in the prior fiscal year as well as a gain from the extinguishment of accounts payable of $390,000 from one vendor related to the damaged goods issue. There was a decrease in inventory of approximately $1,781,000 as the Company sold excess inventory left over from the prior fiscal year. There was a seasonal increase in reserves for sales returns of approximately $1,742,000. There was an increase in accrued expenses of approximately $580,000 primarily due to seasonal co-op promotion allowances, commissions and royalties. These increases in cash provided by operations were offset by an increase in accounts receivable of approximately $7,056,000 due to peak season sales. There was an increase in amounts due from banks of approximately $1,172,000 due to cash collected in excess of amounts due on the revolving credit facilities with Crestmark Bank. There was a reduction in refunds due to customers of approximately $705,000 primarily due to settlement of prior year damaged goods claims with one major customer. There was a decrease in accounts payable of approximately $1,470,000 as the Company sold off excess inventory from the prior year and did not need to purchase as much new inventory to fulfill orders.

Net cash provided by operating activities was approximately $684,000 for the nine months ended December 31, 2019. During the nine months ended December 31, 2019 there was an increase in accounts payable of approximately $5,742,000 as we held back payments to one vendor who caused the damaged goods issue with one major customer pending resolution of the related insurance claim filed. There was an increase in reserves for sales returns of approximately $3,650,000 based on anticipated returns of CPK product as well as in increase in overstock returns of core product due to decreased performance in the consumer electronic and toy industry segments in general. There was an increase in accrued expenses of approximately $1,780,000 primarily due to the significant increase in advertising allowance granted to customers to assist in customer product sell-through related to the CPK product as well as to help mitigate overstock returns of core product after peak season. These increases in cash provided by operations were offset by an increase in accounts receivable of approximately $6,125,000 due to peak season sales, an increase in insurance receivable of approximately $1,286,000 relating to damaged goods claims from one customer, an increase of approximately $2,229,000 in inventories due to increased estimated future returns primarily related to the CPK product. There were increases in related party accounts receivable of approximately $895,000 due to peak seasonal amounts due for goods shipped to our Canadian distributor.

Net cash used in investing activities for the nine months ended December 31, 2020 was approximately $89,000 as compared to approximately $517,000 used in investing activities for the same period ended a year ago. Investing activities consisted primarily of purchases of molds and tooling for new products for the nine months ended December 31, 2020. In the prior fiscal year, the Company invested in a new Enterprise Resourcing Planning (ERP) system of approximately $304,000 with the remaining cash used in investment activities consisting primarily of purchases of new product molds and tooling.

Net cash provided by financing activities for the nine months ended December 31, 2020 was approximately $402,000 compared to cash provided by financing activities of approximately $140,000 for the same period ended of the prior year. We received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program with the remaining variance primarily due to repayments of installment and capital lease payments. In the prior fiscal year we received approximately $284,000 from a financing arrangement with Dimension Funding to finance implementation of a new Enterprise Resource Planning system. This increase in cash provided by financing activities were offset by payments of finance leases and the bank term note of approximately $136,000.

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility with Crestmark and IHC on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020 (See Note 5 – Bank Financing). As of this filing, we have borrowed approximately $65,000 on the IHC Facility, which provides for a maximum loan amount of $2,500,000 on eligible inventory and had no borrowings on our Crestmark Facility which will make available up to $10,000,000 of eligible accounts receivable as the next twelve months progress. As of this filing the Company has approximately $171,000 currently available from these two credit facilities based on eligible inventory with IHC and a mandatory pay-down of the Crestmark Facility loan to $0 for the months of January and February.

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss in cash flow of approximately $1,559,000 in revenue and approximately $849,000 in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods in the prior fiscal year. As of this filing we have we recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the condensed consolidated statement of operations. For the three and nine months ended December 31, 2020 the gain from damaged goods insurance claim was approximately $0 and $1,068,000, respectively. We also secured vendor invoice credits of $390,000 from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of operations for the nine months ended December 31, 2020.

On May 5, 2020, the Company received loan proceeds from Crestmark Bank in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the SBA, and the SBA has provided Crestmark with the loan forgiveness amount. For the three and nine months ended December 31, 2020 the Company incurred interest expense of approximately $1,000 and $3,000, respectively. The Company currently expects to apply for forgiveness of the entire loan balance.

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

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2020 Form 10K/A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation as required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this Report.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of the period covered by this Quarterly Report.

Following the initial filing of our Form 10-K for the year ended March 31, 2020, our Forms 10-Q for the three months ended June 30, 2020 the six months ended September 30, 2020, management identified a material weakness in our internal controls over financial reporting that existed as of the dates of those filings related to the design and implementation of control activities intended to mitigate the risk that transactions be incorrectly accounted for in accordance with generally accepted accounting principles. Specifically, we did not maintain effective internal controls over the accounting for costs related to our co-op promotion allowances, pursuant to ASC 606, Revenue from Contract with Customers, as we incorrectly recorded these allowances as selling expenses when they should be recorded as a reduction in net sales. This material weakness resulted in material misstatements to the consolidated statements of operations for the aforementioned periods. The consolidated balance sheets, statement of cash flows, statement of shareholders’ equity, net income or loss for the affected periods remained unaffected.

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

THE SINGING MACHINE COMPANY, INC.

Date: February 22, 2021	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

