Form 10-K
period 2021-03-31
SINGING MACHINE CO INC
filed 2021-07-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of September 30, 2020, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTCQX of $0.25 was approximately $3,766,000 (based on 15,062,129) shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of July 13, 2021 was 39,060,748

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

PART I

ITEM 1. BUSINESS

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company,” “SMC”, “The Singing Machine”), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMCL”) and SMC-Music, Inc. (“SMCM”), are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. The products are sold directly to distributors and retail customers.

We do business with a number of entities that are principally owned by the Company’s Chairman, Philip Lau, including Starlight R&D Ltd (“SLRD”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”), Winglight Pacific, Ltd (“Winglight”) and Starlight Electronics Company Ltd (“SLE”), among others.

Singing Machine is a leading global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children. SMC’s products are among the most widely available karaoke products in the world. SMC’s mission is to “create joy through music.” In order to deliver on this mission, SMC is focused on the following multi-prong approach:

●	In the short-term, improve profitability by optimizing operations and continue to expand gross margins.
●	In the mid-to-long-term, continue to grow our global distribution and expand into new product categories that take advantage of SMC’s vast distribution relationships and sourcing abilities.

SMC’s portfolio of owned and licensed brands and products are organized into the following categories:

Karaoke—including our flagship brand Singing Machine, SMC’s karaoke line is driven by quality products at affordable price points that deliver great value to our customers. All of Singing Machine’s karaoke products are Bluetooth™ enabled to allow access digital music content via SMC’s mobile apps available on iOS and Android platforms. The core karaoke line offers best-in-class innovative features such as: enable customers to output video to a TV screen, correct singer’s pitch in real-time, stream karaoke content directly to the machine, sing duets, display scrolling lyrics in-time with the song, and play custom karaoke CD+G discs. Its products are sold directly to consumers via its retail channels, ecommerce, own website, and distributors worldwide. This product category accounted for approximately 76% of the Company’s net sales in fiscal 2021.

Licensed Products—including brands such as Carpool Karaoke. In 2019, SMC entered into a 3-year license agreement with CBS® for its Carpool Karaoke brand, made popular by James Corden on The Late Late Show with James Corden. The Company launched an innovative Carpool Karaoke Microphone that works specifically in the car. The Company is actively exploring other new licensing opportunities. This product category accounted for approximately 10% of the Company’s net sales in fiscal 2021.

Microphones and Accessories— the Company currently offers a line of traditional microphone accessories that are compatible with Singing Machine karaoke machines. These microphones feature an assortment of colors, come wired or wireless, and may include new features like party lighting and voice changing effects. The Company is also seeing growth in portable Bluetooth® microphones which are marketed under the Party Machine brand. This product category accounted for approximately 10% of the Company’s net sales in fiscal 2021.

Singing Machine Kids Youth Electronics—including the brand Singing Machine Kids. SMC’s Kids line of products offer fun music entertainment features designed specifically for children. SMC Kids products provide a high quality introduction to singing and music entertainment for young singers and offer innovative features like voice changing effects, recording, Bluetooth™ compatibility, and portability. This product category accounted for approximately 3% of the Company’s net sales in fiscal 2021.

Music Subscriptions—in conjunction with its premium partner, Stingray Digital, the Company offers karaoke music subscription services for the iOS and Android platforms as well as a web-based download store and integrated streaming services for Singing Machine hardware. The Company currently offers almost 20,000 licensed karaoke songs in the catalog. This product category accounted for approximately 1% of the Company’s net sales in fiscal 2021.

Product Development and Design

Product development is a key element of our strategic growth plan. We strive to delivery many new exciting consumer products to market every single year to retain our presence as the market-leader in consumer karaoke products. Strategic product development is done in-house from our corporate headquarters in Fort Lauderdale, FL where we identify new potential categories, features, and price points. Products are created in conjunction with contract product designers and inventors in collaboration with our contract manufacturers in China to deliver fun products that represent tremendous value to our customers. In addition to new products, we always look for ways to improve existing products to hit more affordable price points or improve features based upon market feedback.

Business Segments

SMC operates in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our retailer’s websites, and our own direct to consumer website. In North America, our customers include Amazon.com, Costco, Sam’s Club, Target and Wal-Mart. Our largest international territories are the U.K. and Australia where we sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

Suppliers and Manufacturing

We source our products from a variety of contract manufacturers in southern China. We are not dependent on any one supplier as we use many manufacturers (currently over 5) to make our products. We maintain a Hong Kong office that provides us with factory management, sourcing, quality control, engineering, and product development. We buy finished goods from our suppliers and generally do not source raw materials for manufacturing, however in limited circumstances where we develop proprietary hardware and software, we will secure the proprietary circuits and provide to our contract manufacturers for assembly into the final product. While we are not responsible to source raw materials, we rely on our contract manufacturers’ ability to secure injected plastic, wood cabinets, integrated circuits, TFT panels, speaker drivers, and other components that are necessary for assembly into our final products.

Our goods are produced by our contract manufacturers and are either shipped via ocean vessels to our distribution center in Ontario, California or we utilize a direct import program where our retail customers coordinate to pick up the goods FOB China. The direct import program allows our customers to take advantage of better ocean container rates through bigger volume and allows us to bypass our California warehouse. We maintain a third-party logistics warehouse in Canada where we sell directly to retail customers and independent channels in Canada. Historically, most of our customers pick up goods from our warehouse (freight collect).

Sales and Marketing

Our products are marketed and sold through our direct sales team, working in conjunction with independent sales representatives that provide sales and customer support for our retail customers in North America. Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of approximately 60-90 days. Our sales terms indicate that we only accept returns for defective merchandise, however we have accepted overstock returns from our retail partners in the past.

We seek to expand our direct-to-consumer sales, which we believe will increase overall gross margins and also increase brand awareness.

Marketing, promotion and consumer engagement are key elements in the youth electronics, toy, and music categories. Historically, a significant percentage of our promotional spending has been structured as co-op promotion incentives with our large retail partners. We continue to focus our marketing efforts on growing brand awareness among our target consumer demographic, optimizing marketing investments, and executing an integrated marketing strategy. We believe an important component of our future growth is based on speaking to the right customer, with the right content, in the right channel, at the right time. We have implemented online marketing, social media, and digital analytics tools, which allow us to better measure the performance of our marketing activities, learn from our consumers, and receive valuable insights into industry and competitor activities.

Customer service is a critical component of our marketing strategy. We maintain a U.S.-based internal customer service department within our corporate headquarters that responds to customer inquiries, investigates and resolves issues, and is available to assist customers and consumers during business hours.

Competition

The youth electronics, toy, and music industry has many participants, none of which has dominant market share, though certain companies may have disproportionate strength in specific product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Singsation®, Singtrix®, eKids®, Bonaok, Karaoke USA™, and Ion® Audio.

The primary method of competition in the industry consists of brand positioning, product innovation, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products, speed to market, our relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

We rely on a combination of trademarks, patents, and trade secrets to protect our intellectual property. Our current U.S. patents include various designs for karaoke products. The issued U.S. patents expire at various times depending on the date of issuance during the next 18 years. In certain circumstances, we will partner with third parties to develop proprietary products, and, where appropriate, we have license agreements related to the use of third-party innovation in our products. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Customers

Sales to the Company’s top five customers together comprised approximately 90% and 80% of our net sales in fiscal 2021 and 2020, respectively. In fiscal 2021, revenues from four of these customers represented greater than 10% of net sales at a percentage of 36%, 20%, 13% and 12% of total net sales. In fiscal 2020, revenues from three of these customers represented greater than 10% of net sales at a percentage of 41%, 13%, and 10% of total net sales.

We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers’ willingness to purchase and provide shelf space for our products.

Seasonality

We do experience heightened seasonal demand for our products in our second and third quarters of our fiscal year. In Fiscal 2021 and Fiscal 2020, approximately 86% and 85%, respectively of our net sales shipped in our second and third quarters. However, we continually look for products and new categories to reduce our reliance on seasonality.

Regulatory Matters

Each of our products is designed to comply with all applicable mandatory and voluntary safety standards. In the United States, these safety standards are promulgated by federal, state and independent agencies such as the US Consumer Product Safety Commission, ASTM, the Federal Communications Commission, the Food and Drug Administration, the Federal Trade Commission, and various states Attorney Generals and state regulatory agencies. All of our products are independently tested by third party laboratories accepted by the Consumer Product Safety Commission to verify compliance to applicable safety standards. A similar approach is used to design and test products sold internationally.

Insurance

We carry product liability insurance that provides us with $10,000,000 coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We believe our current coverage is adequate for our existing business and will continue to evaluate our coverage in the future in line with our expanding sales and product breadth.

Employees

We believe that the development, attraction and retention of employees is an important factor to our Company’s success. We offer our employees a wide range of benefits, including 100% paid health benefits for the employee, generous leave, vacation, and personal paid time-off, 12 paid company holidays a year, and flexible work hours to work-from-home. To support the advancement of our employees, we offer training and development programs encouraging advancement from within. As of the filing of this document we had 33 employees, 16 of which are located at our corporate office and 17 at our logistics center in Ontario, California. During peak shipping season (July thru December), we rely heavily on temporary labor at our logistics warehouse to handle the increased shipment volume.

Environmental Issues

We may be subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

Available Information

The Company is incorporated under the laws of the State of Delaware and was formed in 1994. We are publicly traded on the OTCQX Market under the symbol “SMDM”Our principal executive offices are located at 6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL, and our telephone number is (954) 596-1000. We maintain our corporate website at www.singingmachine.com.

We file reports with the Securities and Exchange Commission (“SEC”), including an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with, or furnish to, the SEC. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Board committee charters. The information contained on our website does not constitute a part of this report.

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

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. and world economy to deteriorate in Fiscal 2021. During Fiscal 2021, demand for consumer electronics products including home based entertainment and toys was strong and resulted in a reduction in end-of-season overstock returns from three major customers as compared to overstock returns in Fiscal 2020. We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact on our business and our financial results. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations, financial condition, and liquidity may be materially and adversely affected as a result of prolonged disruptions in consumer spending, a lack of demand for our products, forced retail store closures and other factors that we cannot foresee. The extent to which COVID-19 will impact our business and our financial results will depend on future developments which are highly uncertain and cannot be predicted.

OUR SUPPLY CHAIN MAY BE MATERIALLY ADVERSELY IMPACTED DUE TO THE COVID-19 PANDEMIC.

We rely upon the facilities of our third-party manufacturers in China to manufacture our products and export our products throughout the world. The pandemic has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on manufacturing and the movement of employees in many regions of China during Fiscal 2021. Currently, the increased demand for consumer electronics products and current economic recovery has continued to increase worldwide demand for products using semiconductor “chip” components in the production of most consumer electronics which has resulted in an international shortage of chips available to fulfill demand. As a result, we have experienced longer delivery lead times and some unavailability of these components which have delayed delivery of some of our products. We have also experienced delays in delivery schedules due new outbreaks of COVID-19 in Southern China that have forced temporary closures of some key shipping ports. The port closures have also led to a temporary shortage of shipping containers which have resulted in significant price increases due to increased demand. While we believe that most of these issues are temporary, if the outbreak of COVID-19 is not effectively controlled, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive and cause significant delays in procurement. At the current moment, restrictions have been eased and our third-party manufacturers in China are able to operate normally, however we are unable to predict future supply chain disruptions should the pandemic continue. If the pandemic continues uncontrolled, the impact on our supply chain in China may have a material adverse effect on our results of operations and cash flows. Furthermore, we currently distribute 52% of our products from our warehouse facility in Ontario California and approximately 48% of our products are shipped direct import. An outbreak of COVID-19 infections among our warehouse staff or workers in the Port of Los Angeles or ports in China could close the warehouse or shipping ports, resulting in loss of sales. The COVID-19 outbreak could also delay our release or delivery of new or product offerings or require us to make unexpected changes to such offerings, which may materially adversely affect our business and operating results.

CHANGES IN GOVERNMENT REGULATIONS RELATING TO INTERNATIONAL TARIFFS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PRODUCT COST AND PROFITABILITY.

U.S. government administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” in increased costs for goods imported into the United States. All of our products are manufactured and imported from China however, only our microphone products are currently subject to 7.5% tariffs currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases we could experience reductions in revenues, gross profit margin and results from operations.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. As a percentage of net sales, our sales to our three largest customers during the years ended March 31, 2021 and 2020 were approximately 69% and 64%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In fiscal 2021 and 2020, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $4.1 million or 9.1% of our net sales in fiscal 2021 and approximately $5.4 million or 14.1% of our net sales in fiscal 2020. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. The primary reason for the 5.0 percentage point decrease in returns was primarily due to one-time overstock returns of licensed goods from one major customer and significant overstock returns of non-licensed products from three other major customers in fiscal 2020 and not repeated in fiscal 2021. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to increase the volume of their returned karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices, or they will buy our competitor’s products. If we do not meet our customer’s demands for lower prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large cooperative (“co-op”) promotion incentives, which effectively reduce our net sales and profit. We gave co-op promotion incentives of approximately $2.0 million during fiscal 2021 and $2.9 million during fiscal 2020. We have historically offered co-op promotion incentives to our customers because it is standard practice in the retail industry.

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

WE ARE SUBJECT TO THE COSTS AND RISKS OF CARRYING INVENTORY FOR OUR CUSTOMERS AND IF WE HAVE TOO MUCH INVENTORY, IT WILL AFFECT OUR CASH FLOW FOR OPERATIONS.

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2021 we had approximately $5.5 million in inventory. It is important that we sell this inventory during fiscal 2022, so we have sufficient cash flow for operations.

WE ARE SUBJECT TO INSURANCE RISK OF LOSS FOR GOODS DAMAGED WHILE IN TRANSIT FROM THE MANUFACTURER TO THE CUSTOMER AND OUR WAREHOUSE.

All of our goods are manufactured in China and are transported to customers and our warehouse in California via ocean vessel. As such, we are subject to damages that may occur to these goods when they are in transit to customers or our warehouse. Should substantial damage incur while goods are in transit we could experience a significant loss of revenue, inventory and incur significant out of pocket expenses associated with destruction of the damaged goods which could cause a significant loss from operations and reduction in cash flow. In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss of approximately $2.4 million during Fiscal 2020. During fiscal 2021 we recovered approximately $2.3 million from our cargo insurance coverage and secured vendor invoice credits of $0.4 million from the factory that caused the damage. While we have taken measures to prevent a similar incident in the future there can be no guarantee that this type of damage or other types of damage could occur in the future. Unfortunately, due the size of the claim, we can no longer obtain insurance coverage for goods that are shipped direct import to our customers whose shipping terms are FOB shipping point however we have obtained insurance for goods in transit to our California warehouse.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 86% and 85% of net sales in fiscal 2021 and 2020, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Singsation®, Singtrix®, eKids®, Bonaok, Karaoke USA™, Ion® Audio, licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor’s price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during fiscal 2021, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in fiscal 2022. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD’s, and DVD’s and streaming video.

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

We are using five factories in the People’s Republic of China to manufacture the majority of our karaoke machines. These factories will be producing all of our karaoke products in fiscal 2022. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

WE DEPEND ON THIRD PARTY SUPPLIERS FOR PARTS FOR OUR KARAOKE MACHINES AND RELATED PRODUCTS, AND IF WE CANNOT OBTAIN SUPPLIES AS NEEDED, OUR OPERATIONS WILL BE SEVERELY DAMAGED.

Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, we will be unable to produce our products. Currently there is a worldwide shortage of electronic chips due to the increased demand for semiconductors and we are currently competing with large companies to obtain these parts and could see production and shipment delays. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems and delivery delays, which would impact our sales.

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

We sell products to retailers, including national chains, warehouse clubs, department stores, lifestyle merchants, specialty stores, and direct mail catalogs and showrooms. Deterioration in the financial condition of our customers could result in bad debt expense to us and have a material adverse effect on our revenues and future profitability. As of the filing date of this document we are not aware of any customers that are operating under the protection of bankruptcy laws.

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

CURRENT LEVELS OF SECURITIES AND FINANCIAL MARKET RISK.

During Fiscal 2020, our financial condition and results of operations affected our ability to continue traditional financing with PNC Bank and PNC chose not to renew financing with the Company. The PNC Revolving Credit Facility was terminated on June 16, 2020. On June 16, 2020, the Company executed a tri-party Intercreditor Agreement for a Revolving Line of Credit (Intercreditor Revolving Credit Facility”) on eligible accounts receivable and inventory. The Company signed a two-year Loan and Security Agreement for a $10,000,000 (reduced to $5,000,000 during non-peak season) financing facility with Crestmark, a division of Meta Bank, NA (“Crestmark”) on eligible accounts receivable. Further, the Company also executed a two-year Loan and Security Agreement with Iron Horse Credit (“Iron Horse”) for up to $2,500,000 in inventory financing. Should there be a disruption in the current levels of these markets or a deterioration of our business, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

CURRENCY EXCHANGE RATE RISK

The majority of our products are currently manufactured in the People’s Republic of China. During the fiscal year ended March 31, 2021, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations. We sell our product to Canadian customers some of whom require us to invoice them in Canadian Dollars. We are subject to risks involved in the exchange rate between the Canadian and US dollar however, the exchange rate has been stable during fiscal 2021 and the associated exchange rates did not have a material impact on the Company’s financial results. Should the exchange rate between the Canadian and US Dollar become more volatile and sales to Canadian customers increase, there could be a material adverse effect on our business.

INCREASED RAW MATERIAL/PRODUCTION PRICING

Fluctuation in the price of oil, electronic chip components and shipping costs have and will continue to affect the Company in connection with the sourcing and delivery of raw materials and services. We expect to see increased cost in our finished goods during fiscal year 2022 due to the significant increases in the price of oil, increased cost of trans-oceanic shipping, electronic component price increases and increases in the cost of labor related to regulations instituted in China which impact wages related to the cost of production. These issues are common to all companies in the same type of business and if the Company is not able to negotiate lower costs, reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

IF OUR OUTSTANDING STOCK OPTIONS ARE EXERCISED, OUR EXISTING SHAREHOLDERS WILL SUFFER DILUTION.

As of March 31, 2021, there were outstanding stock options to purchase an aggregate of 1,680,000 shares of common stock at exercise prices ranging from $0.12 to $0.55 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is approximately $0.32 per share.

FUTURE SALES OF OUR COMMON STOCK HELD BY CURRENT SHAREHOLDERS AND INVESTORS MAY DEPRESS OUR STOCK PRICE.

As of June 25, 2021 there were 39,040,748 shares of our common stock outstanding. We have filed two registration statements registering an aggregate 3,794,250 of shares of our common stock (a registration statement on Form S-8 to register the sale of 1,844,250 shares underlying options granted under our 1994 Stock Option Plan and a registration statement on Form S-8 to register 1,950,000 shares of our common stock underlying options granted under our Year 2001 Stock Option Plan). The market price of our common stock could drop due to the sale of large number of shares of our common stock, such as the shares sold pursuant to the registration statements or under Rule 144, or the perception that these sales could occur.

OUR STOCK PRICE MAY DECREASE IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

Our certificate of incorporation, as amended in January 2006, authorizes the issuance of 1,000,000 shares of preferred stock, 100,000 shares of Class A common stock and 100,000,000 shares of Class B common stock. As of July 13, 2021 we had no shares of preferred stock or Class A Common Stock issued and outstanding. As of July 13, 2021, we had 39,060,748 shares of Class B common stock issued and outstanding and an aggregate of 1,660,000 shares issuable under our outstanding stock options. As such, our Board of Directors has the power, without stockholder approval, to issue up to 59,279,252 shares of common stock. Any issuance of additional shares of common stock, whether by us to new shareholders or the exercise of outstanding options, may result in a reduction of the book value or market price per share of our outstanding common stock. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

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

WE HAVE CONCLUDED THAT THERE IS A MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING, WHICH, IF NOT REMEDIATED, COULD MATERIALLY ADVERSLY AFFECT OUR ABILITY TO TIMELY AND ACCURATELY REPORT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

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

In connection with the audit of our March 31, 2021 consolidated financial statements, we identified a deficiency, which we consider to be “material weaknesses,” which, could reasonably result in a material misstatement in the Company’s consolidated financial statements

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

○	our ability to execute our business plan;
○	operating results below expectations;
○	loss of any strategic relationship;
○	industry developments;
○	economic and other external factors;
○	changes in government regulations Including tariffs; and
○	period-to-period fluctuations in its financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The base rent payment is approximately $9,400 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. The renewal base rent payment is $65,300 per month with a 3% increase every 12 months for the remaining term of the extension.

We entered into an operating lease agreement, effective May 1, 2018, for 424 square feet of office space in Macau. The rent is fixed at approximately $1,600 per month for the duration of the lease which expired on April 30, 2021. In May 2021 we executed a one-year lease extension which will expire on April 30, 2022. The lease provides for a renewal option to extend the lease. Rent expense on the new lease is fixed at approximately $1,700 per month for the duration of the lease term.

We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

On September 11, 2020 a Complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernadino County. The complaint alleges an employee of SMCL committed employment practice violations against a former temporary employee not employed by SMCL. Management has investigated the allegation and has engaged with an employment attorney to defend the lawsuit. Management does not believe the claims have merit and does not believe the lawsuit will have a material adverse effect on our financial results.

As of this filing management is not aware of any other legal proceedings other than matters that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has traded on the Over the Counter Bulletin Board (“OTCBX”) under the symbol “SMDM”. Set forth below is the range of high and low sales prices for our common stock during Fiscal 2021 and Fiscal 2020.

FISCAL PERIOD	HIGH	LOW

Fiscal 2021:
First quarter (April 1 - June 30, 2020)	$0.14	$0.08
Second quarter (July 1 - September 30, 2020)	0.38	0.11
Third quarter (October 1 - December 31, 2020)	0.35	0.25
Fourth quarter (January 1 - March 31, 2021)	0.50	0.33

Fiscal 2020:
First quarter (April 1 - June 30, 2019)	$0.44	$0.26
Second quarter (July 1 - September 30, 2019)	0.34	0.22
Third quarter (October 1 - December 31, 2019)	0.31	0.24
Fourth quarter (January 1 - March 31, 2020)	0.26	0.10

As of this filing, based upon information received from our transfer agent, there were approximately 189 record holders of our outstanding common stock. This number does not include:

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of March 31, 2021:

ISSUANCE UNDER EQUITY PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE COMPENSATION PLANS (EXCLUDING SECURITIES IN COLUMN (A))

Equity Compensation Plans approved by Security Holders	40,000	$.12	0

Equity Compensation Plans Not approved by Security Holders	1,640,000	$.33	0

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK ISSUANCES

On October 30, 2020 the Company issued 440,000 shares of its common stock to three executive officers who exercised stock options at an average exercise price of $.06 per share.

On November 6, 2020, the Company issued 43,105 shares of its common stock to our Board of Directors at $0.29 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2021.

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

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2021 (“Fiscal 2021”) were to:

●	increase our revenues by expanding our product lines and customer base;
●	maintain the general and administrative costs while increasing revenue;
●	decrease ending inventory on hand;
●	improve profitability;

Revenues increased by approximately $7.3 million or approximately 19.0% primarily due to a significant sales increase of the Carpool Karaoke product and increased demand in home entertainment products primarily due to school closures, lockdowns and quarantines caused by COVID-19. There were no one-time reductions in revenue as in the prior fiscal year when revenue was reduced by approximately $1.7 million from chargebacks from one major customer due to water damaged goods received. Gross profit margins increased by approximately 5.6 margin points to 26.8% primarily due to the high margin yield contribution from the Carpool Karaoke product and a significant reduction in co-op promotion incentives as several major customers did not offer their usual holiday campaigns. Operating expenses decreased approximately $0.6 million primarily due a decrease in discretionary marketing expenses as the Company did not incur costs associated with the one-time promotion rollout of the new Carpool Karaoke that were incurred in the prior fiscal year. Inventory on hand decreased by approximately $2.1 million primarily due the sale of excess inventory from the prior fiscal year due to the significant sales increase in the Carpool Karaoke product and increased demand in home entertainment products associated COVID 19 activity restrictions. Net income increased by approximately $5.0 million primarily due to the increase in net income from operations and one-time gains associated with the insurance recovery and vendor settlement of losses incurred in the prior fiscal year from the water damaged goods incident.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company’s total revenues:

	For the Fiscal Years Ended
	March 31, 2021	March 31, 2020

Net Sales	100.0%	100.0%
Cost of Sales	73.2%	78.8%
Operating Expenses	23.7%	29.7%
Operating Income (Loss)	3.1%	-8.5%
Other Income (Expenses), Net	2.5%	-0.6%
Income (Loss) Before Income Tax (Provision) Benefit	5.6%	-9.1%
Income Tax (Provision) Benefit	-1.0%	1.7%
Net Income (Loss)	4.6%	-7.4%

FISCAL YEAR ENDED MARCH 31, 2021 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2020

NET SALES

Net sales for the year ended March 31, 2021 (“Fiscal 2021”) were approximately $45.8 million. This represents an increase of approximately $7.3 million as compared to approximately $38.5 million in the fiscal year ended March 31, 2020 (“Fiscal 2020”). There was an increase in sales of our Carpool Karaoke Product (“CPK”) of approximately $2.7 million as the product gained popularity on social media. There was an increase in product demand and a decrease in overstock returns of approximately $2.0 million due to the increase in demand for home entertainment products like karaoke related to COVID 19 activity restrictions. There was no one-time revenue loss as in the prior fiscal year when we experienced a loss of revenue of approximately $1.6 million of chargebacks from a major customer due to a water damaged goods incident. There was a decrease in co-op promotion incentives of approximately $0.9 million as several major customers did not run customary holiday promotions.

GROSS PROFIT

Gross profit for Fiscal 2021 was approximately $12.3 million or 26.8% of total revenues compared to approximately $8.2 million or 21.2% of sales for Fiscal 2020, an increase of approximately $4.1 million as compared to the same period in the prior year. The increase in net sales and decrease in co-op promotion incentives as explained above accounted for approximately $1.6 million and $0.8 million, respectively of the increase in gross profit. The remaining increase of approximately $1.6 million was primarily due to an increase in profit margin primarily from the increased sales of CPK product which yield significantly higher gross profit margin.

Gross profit margin for Fiscal 2021 was 26.8% compared to 21.2% for Fiscal 2020, an increase of 5.6 margin points. The decrease in in co-op promotion incentives of approximately $0.9 million as explained above accounted for approximately 3.3 points of the increase in gross profit margin. There was an increase in gross profit margin of approximately $1.6 million or 1.5 margin points due to increased sales of our CPK product which yielded average gross profit margins of 59.8%. The remaining 0.8 margin point increase was primarily due to the mix of products sold.

OPERATING EXPENSES

In fiscal year 2021, our operating expenses decreased from approximately $11.5 million to approximately $10.9 million, a decrease of approximately $0.6 million compared to the same period last year. Selling expenses decreased by approximately $0.3 million due to a decrease in discretionary marketing expenses of approximately $0.5 million associated with one-time expenses associated with the rollout of the new CPK Product in the prior year and offset by an increase of approximately in $0.2 million in royalty expense associated with the increase in licensed CPK product.

There was a decrease in bad debt expense of approximately $0.2 million as only one smaller customer filed for bankruptcy in fiscal 2021 compared to the bankruptcy filing of two customers of approximately $0.3 million in fiscal 2020.

OTHER INCOME (EXPENSES)

Other income and (expenses), net increased by approximately $1.5 million to approximately $1.2 in other income, net for the fiscal year ended March 31, 2021 compared to approximately $0.3 million in other expenses, net for the same period ended March 31, 2020. This increase in other income, net was primarily due to one-time gains associated with the recovery of approximately $1.1 million in out-of-pocket expenses relating to a prior year damaged goods insurance claim and a vendor settling accounts payable of $0.4 million from the factory that caused the damage. There was an additional one-time gain of approximately $0.2 million from Cosmo, a related party, related to payment in fiscal 2021 of prior year sales which were reversed and the related receivable was initially deemed uncollectible and written off in the prior fiscal year. These increases in other income were offset by an increase in interest expense and amortization of deferred financing costs of approximately $0.2 million associated with the financing terms of the Crestmark Facility and IHC Facility.

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT

We had income before income tax provision of approximately $2.6 million in Fiscal 2021 compared to a loss before tax benefit of approximately $3.5 million in Fiscal 2020 for a total increase in income before income tax provision of approximately $6.1 million. Net income from operations contributed approximately $4.6 million of the increase due increases in net sales and gross profit and decreased operating expenses as explained above. The increase in other income and expenses, net of $1.5 million as explained above accounted for the remaining increase in income before income tax provision.

INCOME TAX BENEFIT (PROVISION)

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On March 31, 2021 and 2020, we had net deferred tax assets of approximately $0.9 million and approximately $1.3 million, respectively. The deferred tax assets on March 31, 2021 and 2020 were net of a valuation allowance of approximately $23,000 and approximately $88,000, respectively due to management’s belief that certain tax assets will more than likely expire prior to the Company’s these assets being realized.

In Fiscal 2021 we recognized an income tax provision of approximately $0.5 million compared to an income tax benefit of approximately $0.6 million in Fiscal 2020. The Company’s effective tax rate for the fiscal year ended March 31, 2021 was approximately 17.4% as compared to 18.1% for Fiscal 2020.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had net income of approximately $2.2 million and a net loss of approximately $2.9 million for Fiscal 2021 and Fiscal 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2021, we had cash on hand of approximately $0.4 million as compared to cash on hand of approximately $0.3 million on March 31, 2020. The increase of cash on hand of approximately $0.1 million was primarily due to approximately $0.2 million provided by operating activities and approximately $0.1 million in net cash provided by financing activities offset by approximately $0.2 million used for the purchase of fixed assets. As of March 31, 2021 our working capital was approximately $5.9 million.

During the next twelve-month period, we plan on financing our working capital needs primarily from:

1) Vendor financing – All our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct import sales which are expected to account for approximately 50% of the total revenues in Fiscal 2022.

2) Line of Credit - The Company now has an Intercreditor Revolving Credit Facility expiring on June 15, 2022 with Crestmark Bank for a $10.0 million facility (decreasing to $5.0 million in off-peak season) on eligible accounts receivable and a $2.5 million facility on eligible inventory with Iron Horse Credit expiring on June 15, 2022. As both the Crestmark Facility and the IHC Facility are set to expire on June 15, 2022, the Company expects  to negotiate a revision or extension of these debt facilities upon their maturity however, there can be no assurance that such revision or extension will occur or at what terms. Approximately $2.0 million of borrowings are available under all our credit facilities as of the date of this filing.

The Company believes that our working capital, available borrowings and cash flows from operating activities are sufficient to meet our cash flow needs for at least the next twelve months from the date of this Form 10K filing.

Cash provided by operating activities in Fiscal 2021 was approximately $0.2 million. There was net income of approximately $2.2 million. There was a decrease in inventory of approximately $2.1 million primarily due to increased demand for our CPK product through social media awareness and increased demand for our home-based entertainment products during the COVID pandemic which allowed us to sell through most of the excess inventory from the prior fiscal year. There was a decrease in insurance receivable of approximately $1.3 million associated with the recovery of a pending insurance claim associated with water damaged goods in the prior fiscal year. These increases in cash provided by operations were offset by a reduction in accounts payable of approximately $3.2 million primarily due to the payment of significant amounts held back from the factory that caused the damaged goods issue in the prior fiscal year upon receipt of the related insurance claim proceeds. There was an increase in amounts due from banks of approximately $2.2 million due to excess cash collected over amounts due on the lines of credit associated with the operating cash generated from the reduction in inventory. There was a decrease in refunds due to customers of approximately $0.7 million associated with the settlement of the unpaid portion of chargebacks for damaged goods due to one customer from the prior fiscal year.

Cash provided by operating activities in Fiscal 2020 was approximately $0.4 million. There was a net loss of approximately $2.9 million. There was an increase in insurance receivable of approximately $1.3 million and an increase in inventory of approximately $1.8 million primarily due to significant overstock returns and excess Carpool Karaoke inventory as sales of this did not meet estimates. These decreases in net cash provided by operating activities were offset by an increase in accounts payable of approximately $4.2 million due to significant hold back of payments from the factory that caused the damaged goods issue pending collection of insurance proceeds, an increase in accrued expenses of approximately $0.7 million associated with estimated remaining co-op promotion incentives not yet deducted by customers, an increase in refunds due to customers of approximately $0.8 million primarily due to the unpaid portion of chargebacks for damaged goods due to one customer, and approximately $0.7 million due to related parties for services provided by the parent company and licensing fees for use of pedestal model molds and tooling belonging to the parent company.

Cash used by investing activities for Fiscal 2021 of approximately $0.2 million were primarily due to the purchase of molds and tooling for new karaoke models. Cash used by investing activities for Fiscal 2020 of approximately $0.5 million were primarily due to the purchase of a new business reporting system for approximately $0.3 million and the purchase of molds and tooling for new karaoke models of approximately $0.2 million.

Net cash provided by financing activities for Fiscal 2021 was approximately $0.1 million. We received loan proceeds from Crestmark in the amount of approximately $0.4 million under the Paycheck Protection Program. We received additional proceeds from our inventory line of credit of approximately $0.1 million. These proceeds were offset by principal payments made on subordinated related party debt of $0.3 million and payments on financed leases and installment notes of approximately $0.1 million.

Cash provided by financing activities for Fiscal 2020 was approximately $0.2 million. Proceeds of approximately $0.4 million from installment notes for financing the new business reporting system were offset by approximately $0.2 million in scheduled payments on the remaining portion of the bank term note and payments on financed leases and installment notes.

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility with Crestmark and IHC on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020 (See Note 5 – BANK FINANCING). As of this filing, we have borrowed approximately $0.8 million on the IHC Facility, which provides for a maximum loan amount of $2.5 million on eligible inventory approximately $0.4 million on our Crestmark Facility which will make available up to $10.0 million of eligible accounts receivable as the next twelve months progress. As of this filing the Company has approximately $1.0 million currently available from these two credit facilities based on eligible inventory with IHC and eligible accounts receivable with Crestmark.

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result, we incurred a loss in cash flow of approximately $1.6 million in lost revenue and approximately $0.8 million in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods in the prior fiscal year. As of this filing we have we recovered approximately $2.3 million from our cargo insurance coverage which settled approximately $1.3 million in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the consolidated statement of operations. For the fiscal years ended March 31, 2021 and 2020, the gain from damaged goods insurance claim was approximately $1.1 million and $0.0 million, respectively. We also secured vendor invoice credits of approximately $0.4 million from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the consolidated statement of operations.

On May 5, 2020, the Company received loan proceeds from Crestmark Bank in the amount of approximately $0.4 million under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the SBA, and the SBA has provided Crestmark with the loan forgiveness amount. For the year ended March 31, 2021 the Company incurred interest expense of approximately $4,000. June 2021, the Company was notified by the Small Business Administration that the loan had been forgiven in its entirety.

EXCHANGE RATES

We sell most of our products in U.S. dollars with some sales to certain Canadian customers in Canadian Dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. We are subject to risks involved in the exchange rate between the Canadian and US dollar however, even though exchange rate has fluctuated between $1.21 to $1.33 CAD to the U.S. Dollar during peak selling and collection season in Fiscal 2021 sales volume sold in Canadian dollars was not significant and the associated exchange rates did not have a material impact on the Company’s financial results. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.75 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is approximately MOP $8.00 to U.S. $1.00. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Macau, Hong Kong and Canadian currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 86% and 85% of net sales in Fiscal 2021 and Fiscal 2020, respectively.

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

ACCOUNTS RECEIVABLE AND COLLECTIBILITY

The Singing Machine’s accounts receivable consist of amounts due from customers in the ordinary course of business. Accounts receivable are carried at cost, net of allowances for uncollectible amounts. Provisions for losses are charged to operations in amounts sufficient to maintain an allowance for losses at a level considered adequate to cover probable losses inherent in the Company’s accounts receivable. The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations. The Company is subject to chargebacks from customers for co-op promotion incentives, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices.

RESERVES ON INVENTORIES

The Singing Machine establishes a reserve on inventory based on the expected net realizable value of inventory on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. On March 31, 2021 and 2020 the Company had inventory reserves of approximately $0.6 million and $0.4 million, respectively.

REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. All revenue is generated from contracts with customers. The Company recognizes revenue when control of the goods sold is transferred to the customer, in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation.

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

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion incentives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the fiscal years ended March 31, 2021 and 2020, co-op promotion incentives were approximately $2.0 million and $2.9 million, respectively.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 9 – SEGMENT INFORMATION).

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

For the fiscal years ended March 31, 2021 and 2020 the Company received sales returns of approximately $4.1 million and $5.4 million, respectively. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. The primary reason for the decrease of approximately $1.3 million in returns was primarily due a decrease in overstock returns of licensed goods from one major customer and overstock returns of non-licensed products from three other major customers.

The Company’s reserve for sales returns were approximately $1.0 million and $1.2 million as of March 31, 2021 and 2020, respectively. (See Note 13 – RESERVE FOR SALES RETURNS).

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

ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740). Among several issues addressed in this ASU, there was one area that may potentially affect the Company’s calculations of interim income tax provision or benefit. The guidance specifies that an entity should apply the annual effective tax rate to the year-to date income or loss as long as the tax benefits for any losses are expected to be realized during the year or would be recognizable as a deferred tax asset at the end of the year eliminating the requirement of a valuation allowance for that interim period. There is specific guidance for circumstances in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated ordinary loss for the year, which is an exception to the general guidance in Subtopic 740-270. The Company adopted the standard for the fiscal year ended March 31, 2021. The adoption of this standard did not have a material effect on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 are effective for our fiscal year beginning April 1, 2023 including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our consolidated financial statements and related disclosures.

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

The consolidated financial statements close process failed to detect errors which could have been material in the accounting for inventory cutoff and the inventory valuation of estimated returns. Specifically, the Company currently has a deficient process to close the consolidated financial statements and prepare comprehensive and timely account analysis, due in part to a new accounting software system, which resulted in certain adjusting journal entries.

Plan for Material Weakness in Internal Control over Financial Reporting

The Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company has identified and will implement plans to enhance the Company’s process and controls including the following measures:

●	The Company implemented a new Enterprise Resource Planning (“ERP”) system in Fiscal 2021 that contributed to the material weakness. Management has identified system processing errors specifically related to when returned goods are recognized in inventory and how they are costed. Management is currently working with our third-party systems support group to correct these system errors.
●	Management plans on strengthening the ERP system training for both finance and warehouse personnel with regards to inventory cutoff and valuation procedures to insure personnel working with inventory are thoroughly familiar with procedures for processing returns.
●	Management will also assess whether current resources are adequate to maintain proper inventory controls once the system errors have been remediated and additional training is completed and will explore the possibility of additional third-party assistance if necessary.

Remediation of Prior Year Material Weakness in Internal Control over Financial Reporting

For the year ended March 31, 2020, management identified a material weakness in our internal controls over financial reporting related to the design and implementation of control activities intended to mitigate the risk that transactions be incorrectly accounted for in accordance with generally accepted accounting principles. Specifically, we did not maintain effective internal controls over the accounting for costs related to our co-op promotion incentives, pursuant to ASC 606, Revenue from Contract with Customers, as we incorrectly recorded these allowances as selling expenses when they should be recorded as a reduction in net sales. During Fiscal 2021 the Company’s management has addressed this identified material weakness and implemented remediation measures to strengthen the Company’s internal controls over the accounting for costs related to our co-op promotion incentives.

To insure these co-op promotion incentives are properly recorded management has implemented the following controls:

●	When customer programs are initially granted, they are specifically identified as to whether it is a freight related program or another type of program.
●	The program is entered by the sales department into the Company’s ERP system and given a reference number that generally corresponds to the identification number assigned by the customer for that program.
●	The program is classified as either a freight program or “other” program type.
●	When the customer charges the Company back for a co-op incentive program as a deduction on a payment remittance, the accounting department matches the identity number of the deduction taken by the customer in the ERP system and records the deduction against the matching program.
●	The co-op incentive program deduction taken by the customer cannot be recorded unless the identification number can be matched in the ERP system.
●	If there are any unmatched program deductions, they are researched with the sales department for the underlying agreement and when resolved both the missing program and subsequent deduction are entered into the ERP system.
●	The ERP system is programmed to record the programs identified as freight programs as selling expenses and all other programs are recorded as a decrease to net sales.

(c) Changes in Internal Controls

Other than the material weakness identified above and the remediation of the prior year material weakness, there were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2021.

Directors and Executive Officers

For Fiscal Year Ended March 31, 2021

Name	Age	Position

Gary Atkinson	39	CEO
Bernardo Melo	44	VP Global Sales and Marketing
Lionel Marquis	68	CFO
Phillip Lau	73	Chairman
Harvey Judkowitz	76	Director
Joseph Kling	91	Director
Peter Hon	80	Director
Yat Tung Lau	42	Director

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

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May, 2012. For the past 26 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), US Plastic Lumber Corp., Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant University with a Bachelors Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Philip Lau joined the Company’s board of directors on February 15, 2015 and was appointed as Chairman of the Company’s Board of Directors. Mr. Lau served as Chairman and Managing Director of the Starlight Group of companies since September of 1989. Mr. Lau has over 49 years of management experience in the consumer electronics industry and is a director in a number of Starlight group companies.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2021 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

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

Mr. Gary Atkinson filed a Form 4 with respect to one transaction;

Mr. Lionel Marquis filed a Form 4 with respect to one transaction;

Mr. Bernardo melo filed a Form 4 with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers of our Company (collectively, the “named executive officers”) for Fiscal 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2021	$150,000	$100,000	$-	$-	$-	$-	$-	$250,000
Chief Executive Officer	2020	$150,000	$-	$-	$-	$-	$-	$-	$150,000

Lionel Marquis	2021	$150,518	$110,000	$-	$-	$-	$-	$-	$260,518
Chief Financial Officer	2020	$149,153	$-	$-	$-	$-	$-	$-	$149,153

Bernardo Melo	2021	$157,200	$136,737	$-	$-	$-	$-	$-	$293,937
VP Global Sales & Marketing	2020	$157,200	$70,771	$-	$-	$-	$-	$-	$227,971

Narrative Disclosure to Summary Compensation Table

Mr. Atkinson does not have an employment contract with the Company and had an annual salary of $150,000 for the fiscal years ended March 31, 2021 and 2020.

Mr. Marquis does not have an employment contract with the Company and had an annual salary of $150,518 for the fiscal year ended March 31, 2021 and $149,153 for the fiscal year ended March 31, 2020.

Mr. Melo does not have an employment contract with the Company and had an annual salary of $157,200 for the fiscal years ended March 31, 2021 and 2020.

As of June 28, 2021, the Company did not have any employment contracts with any of its employees. However, on January 3, 2014, the Company entered into agreements with the three executive officers named above that if an executive’s employment is terminated by the executive or the Company following a change in control, the executive will be entitled to the following within 10 days of termination:

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

OPTION GRANTS IN FISCAL 2021

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31, 2021:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Other stock option awards	150,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	50,000	-	N/A	0.24	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.47	5/3/2027	N/A	N/A	N/A	N/A

Lionel Marquis, CFO - Other stock option awards	100,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	15,000	-	N/A	0.24	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	50,000	-	N/A	0.47	5/3/2027	N/A	N/A	N/A	N/A

Bernardo Melo, VP Sales - Other stock option awards	250,000	-	N/A	0.21	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	25,000	-	N/A	0.17	6/30/2025	N/A	N/A	N/A	N/A
- Other stock option awards	100,000	-	N/A	0.32	8/10/2026	N/A	N/A	N/A	N/A
- Other stock option awards	200,000	-	N/A	0.47	5/3/2027	N/A	N/A	N/A	N/A

CHIEF EXECUTIVE PAY RATIO DISCLOSURE

The Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the chief executive officer to the median employee’s total annual compensation. Mr. Atkinson’s total compensation as reported in the Executive Summary Compensation Table is compared to the median employee’s total compensation as reflected in the ratio table below. The median employee was determined using the quarterly average number of active full-time employees and a subcontractor for the fiscal year ended March 31, 2021 excluding Mr. Atkinson. All wages, cash bonuses, contractor payments, and fair market value of stock option awards granted to each employee (excluding Mr. Atkinson) were included in determining the median employee’s total compensation. The table below presents the ratio of Mr. Atkinson’s total annual compensation to the median employee’s total annual compensation.

Mr. Atkinson’s total annual compensation	$150,000

Median employee’s total annual compensation	$53,159

Ratio of Chief Executive Officer to median emloyee	3.3 : 1

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2021.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Comepnsation Earnings	All Other Compensation	Total

Peter Hon	$-	$2,500	$4,084	$-	$-	$-	$6,584

Harvey Judkowitz	$10,750	$2,500	$4,084	$-	$-	$-	$17,334

Phillip Lau	$500	$2,500	$4,084	$-	$-	$-	$7,084

Yat Tung Lau	$-	$2,500	$4,084	$-	$-	$-	$6,584

Joseph Kling	$10,500	$2,500	$4,084	$-	$-	$-	$17,084

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

1) As of March 31, 2021 the aggregate number of stock awards held by Messrs. Judkowitz and Kling is 350,337 and 15,668, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Philip Lau is 54,942, 44,525 and 15,668, respectively.

(2) As of March 31, 2021 the aggregate number of Company stock options held by Messrs. Judkowitz and Kling is 180,000 and 80,000, respectively and Messrs. Hon, Yat Tung Lau and Philip Lau is 100,000, 80,000 and 80,000 respectively.

During Fiscal 2021, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings. Our five non-employee directors during Fiscal 2021 were Messrs. Judkowitz, Hon, Kling, Yat Tung Lau and Philip Lau.

During Fiscal 2021, we have utilized the following compensation policy for our directors:

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

YEAR 2001 PLAN

On June 1, 2001, our Board of Directors approved the Year 2001 Plan and it was approved by our shareholders at our special meeting held September 6, 2001. The Year 2001 Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. The Year 2001 Plan authorized an aggregate of 1,950,000 shares of the Company’s common stock with a maximum of 450,000 shares to any one individual in any one fiscal year. The shares of common stock available under the Year 2001 Plan were subject to adjustment for any stock split, declaration of a stock dividend or similar event. At March 31, 2021, we had granted 690,000 options under the Year 2001 Plan 210,000 of which had expired, 440,000 which had been exercised and 40,000 of which remained outstanding and fully vested. As of this date the Year 2001 Plan has expired and no further options can be issued thereunder.

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

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2021 and 2020 totaled approximately $74,000 and $63,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 25, 2021 (the “record date”), certain information concerning beneficial ownership of our common stock by:

●	all directors and former directors of the Singing Machine,
●	all named executive officers of the Singing Machine; and
●	persons known to own more than 5% of our common stock.

Security ownership is based on 39,040,748 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of July 14, 2021 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of July 13, 2021

Name and Address of Beneficial Owner	Amount and Nature of Certain Beneficial Ownership of Common Stock	Percentage of outstanding shares of common stock

Security Ownership of Management:
Gary Atkinson (1)	459,481	1.1%
Lionel Marquis (1)	285,000	*
Bernardo Melo (1)	902,916	2.2%
Philip Lau (1,2)	104,289	*
Harvey Judkowitz (1)	538,958	1.3%
Joseph Kling (1)	104,289	*
Yat Tung Lau (1)	133,146	*
Peter Hon (1)	163,563	*
Officers & Directors as a Group (8 persons)	2,691,642	6.9%

Security Ownership of Certain Beneficial Owners:
Fairy King Ltd. (2)	19,623,155	50.2%
Arts Electronics Ltd. (3)	3,745,917	9.6%
Gentle Boss Investments Ltd (4)	2,100,000	5.4%

* Less than 1%

Total Shares of Common Stock as of July 13, 2021	39,060,748
Stock Options Exercisable within 60 days of July 13, 2021	1,560,000

Total	40,620,748

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2001 Stock Option Plan and other stock option awards, which will be vested and exercisable within 60 days of the record date: 300,000 options held by Gary Atkinson, 575,000 options held by Bernardo Melo, 165,000 options held by Lionel Marquis, 160,000 options held by Harvey Judkowitz, 60,000 options held by Joseph Kling, 80,000 options held by Peter Hon, 60,000 held by Yat Tung Lau and 60,000 held by Philip Lau.

(2) “Fairy King” is defined in Part I, Item 1 under “Business Overview.” Koncepts International Ltd. and Treasure Green Holdings, Ltd. own 18,682,679 and 940,476, respectively of the Company’s Common Stock and are wholly owned subsidiaries of Fairy King. The address for Fairy King Prawn, Ltd. is: 5/F Shing Dao Industrial Bldg., 232 Aberdeen Rd., Hong Kong. Fairy King Prawn, Ltd. is owned by Philip Lau, our Chairman of the Board.

(3) The address for Arts Electronics Ltd. is Room 101, Fo Tan Ind CTR 1/F, 26-28 Au Pui Wan, Fo Tan, Shatin N.T. Hong Kong.

(4) The address for Gentle Boss Investments Ltd. is Unit 6, 9/F, Tower B, 55 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DUE TO/FROM RELATED PARTIES

On March 31, 2021 the Company had approximately $0.1 million due to related parties SLRD, SCE and SLE for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by them. On March 31, 2020, the Company had approximately $0.5 million due from related parties SLRD, SCE and SLE for goods and services sold these companies.

Subordinated Related Party Debt and Note Payable

In connection with the Revolving Credit Facility with PNC Bank, the Company was required to subordinate related party debt to Starlight Marketing Development, Ltd. (“subordinated debt”). The subordinated debt of approximately $924,000 bore interest at 6% and was scheduled to be paid in quarterly installments of $123,000 which included interest and commenced September 30, 2017 and ending on the debt maturity date of June 30, 2019. Quarterly installment payments of $123,000 due on the last day of each fiscal quarter were not made since September 2017 however, a payment of $25,000 which included principal and interest, was made during Fiscal 2020. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000, which was classified as a non-current liability on the consolidated financial statements as of March 31, 2020, was converted to a note payable which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued on the unpaid principal retroactively from the date that scheduled payments had been missed resulting in an incremental charge to interest expense of approximately $72,000 for Fiscal 2020.

During the years ended March 31, 2021 and 2020 interest expense was approximately $12,000 and $74,000, respectively on the related party subordinated debt.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the note payable (“subordinated note payable”) to Starlight Marketing Development, Ltd. Both agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. There is no set schedule with regards to payment of the note however, during Fiscal 2021 the Company was able to make principal payments of $300,000 on the subordinated note payable. As of March 31, 2021 the remaining principal balance of approximately $503,000 is classified as a current liability on the accompanying consolidated balance sheets. During the years ended March 31, 2021 and 2020 interest expense was approximately $35,000 and $0, respectively on the subordinated note payable.

TRADE

During both Fiscal 2021 and 2020 the Company paid approximately $0.4 million to SLE as reimbursement for engineering, quality control and other administrative services performed on our behalf in China. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2021 and 2020 the Company sold approximately $0.0 million and $0.9 million, respectively of product to Winglight for direct shipment to Cosmo at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. These amounts were included as a component of net sales in the accompanying consolidated statements of operations.

On July 30, 2020 The Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $0.7 million. During Fiscal 2021 there was a gain of approximately $0.2 million from Cosmo related to payments received in Fiscal 2021 on prior year sales and the related receivable previously reversed and written off as they were initially deemed uncollectible.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Singing Machine by our independent registered public accounting firms for professional services rendered for Fiscal 2021 and Fiscal 2020:

Fee Category	Fiscal 2021	Fiscal 2020

Audit Fees	$160,028	$122,199
All Other Fees	4,548	-

Total Fees	$164,576	$122,199

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were provided by EisnerAmper, LLP, respectively.

All Other Fees - Consists of fees for products and services other than the services reported above including review of proxy statements and services provided in connection with the audit of China Sinostar, our former parent company.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2021 and 2020.

Consolidated Statements of Operations—Years ended March 31, 2021 and 2020.

Consolidated Statements of Cash Flows—Years ended March 31, 2021 and 2020.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2021 and 2020.

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

31.1 Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2 Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31 2021 and 2020; (ii) Consolidated Statements of Operations for the two years ended March 31, 2021 and 2020; (iii) Consolidated Statements of Cash Flows for the two years ended March 31, 2021 and 2020; (iv) Consolidated Statements of Shareholders’ Equity for the two years ended March 31, 2021 and 2020 and (v) Notes to the Consolidated Financial Statements.

* Filed herewith

+ Compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date:	July 14, 2021	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer	July 14, 2021
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	July 14, 2021
Lionel Marquis	(Principal Financial Officer)

/s/ PHILIP LAU	Chairman	July 14, 2021
Philip Lau

/s/ HARVEY JUDKOWITZ	Director	July 14, 2021
Harvey Judkowitz

/s/ Joseph KLING	Director	July 14, 2021
Joseph Kling

/s/ YAT TUNG LAU	Director	July 14, 2021
Yat Tung Lau

/s/ peter hon	Director	July 14, 2021
Peter Hon

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Variable Consideration

As described in Note 1 to the consolidated financial statements, the Company provides for variable consideration estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Variable consideration primarily includes reserves for sales returns and accruals for promotional incentives. The Company estimates variable consideration under its return programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates. The Company selectively participates in retailer’s promotional incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing allowances to their customers. The Company’s reserve for sales returns were approximately $1.0 million as of March 31, 2021. The Company’s accrual for promotional incentives was approximately $0.5 million as of March 31, 2021.

We identified management’s estimates for variable consideration as a critical audit matter due to the fact that there was significant judgment required by management with respect to measurement uncertainty, as the calculation of these reserves and allowances includes assumptions such as product sell through at retailers, as well historical product sales used to predict future sales in evaluating the net realizable value of inventory returns. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying the procedures related to those assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimates for variable consideration. Our procedures also included, among others,(1) recalculating the sales return reserve based on our review of returns received subsequent to year end and the net realizable value of the returned goods based on historical margins and product sales projections; (2) recalculating the Company’s promotional incentive accrual based on specific customer arrangements and programs along with supporting documentation from those customers; (3) performing a sensitivity analysis of the Company’s variable consideration by recalculating using our independent assumptions; (4)evaluating the Company’s ability to accurately estimate the sales return reserve by comparing historically recorded reserves to the actual amount that was ultimately claimed by the retailers; and (5) analyzing year over year trends in the reserve and allowance in comparison with revenue trends to further evaluate reasonableness of the estimate and consistency with expectations.

Inventory Valuation

As described in Note 1 to the consolidated financial statements, the Company’s inventories are stated at the lower of cost or net realizable value. The Company maintains its inventory at the lower of cost or net realizable value based primarily on the age of the inventory, estimated required sell-through time and whether items are selling below cost. In determining appropriate inventory reserve percentages, the Company evaluates a number of factors including its historical write off experience, the specific products affected, its historic recovery percentages on various methods of liquidations, as well as forecasts of future sales. Inventories, net, and the inventory reserve at March 31, 2021, totaled $5.5 million and $0.6 million, respectively.

We identified the valuation of inventory as a critical audit matter due to the significant judgments necessary to identify and record the inventory at the lower of cost or net realizable value timely. This in turn led to a high degree of auditor judgement, subjectivity and effort in, performing audit procedures to evaluate management’s estimates of the net realizable value for the inventory on-hand as of the reporting date.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the Company’s inventory valuation. Our procedures related to management’s estimates of the net realizable value of the inventory on-hand as of the reporting date included the following, among others, (1) evaluating of the appropriateness and consistency of management’s methodology and assumptions used in determining the inventory reserve; (2) obtaining the Company’s inventory at the lower of cost or net realizable value calculation and testing the mathematical accuracy; (3) testing the accuracy and completeness of the underlying data used in the calculation of the Company’s net realizable value; and (4) selecting a sample of inventory items, evaluating historical sales performance relative to management’s conclusions on the ability to sell through the inventory on-hand at the forecasted levels as well as testing sales subsequent to year-end to evaluate the Company’s ability to accurately estimate the inventory reserve relative to the net realizable value.

We have served as the Company’s auditor since 2016.

/s/ EisnerAmper LLP
EISNERAMPER LLP

Iselin, New Jersey
July 14, 2021

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020

Assets
Current Assets
Cash	$396,579	$345,200
Accounts receivable, net of allowances of $138,580 and $337,461, respectively	2,298,922	1,860,500
Due from banks	4,557,120	2,388,438
Accounts receivable related party - Winglight Pacific, Ltd	-	100,000
Insurance claim receivable	-	1,268,463
Inventories, net	5,490,255	7,601,277
Prepaid expenses and other current assets	221,071	252,473
Deferred financing costs	15,359	3,333
Total Current Assets	12,979,306	13,819,684

Property and equipment, net	674,153	771,349
Deferred tax assets	887,164	1,285,721
Operating Leases - right of use assets	2,074,115	573,874
Other non-current assets	147,173	150,509
Total Assets	$16,761,911	$16,601,137

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,461,103	$5,041,610
Accrued expenses	1,659,499	1,529,168
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	14,400
Due to related party - Starlight Electronics Co., Ltd	-	372,300
Due to related party - Starlight R&D, Ltd.	48,650	115,016
Revolving line of credit - Iron Horse Credit	64,915	-
Customer deposits	139,064	-
Refunds due to customers	145,408	806,475
Reserve for sales returns	960,000	1,224,000
Current portion of finance leases	2,546	14,953
Current portion of installment notes	68,332	63,098
Current portion of note payable - Paycheck Protection Program	172,685	-
Current portion of operating lease liabilities	794,938	321,389
Current portion of related party subordinated note payable - Starlight Marketing Development, Ltd.	502,659	-
Total Current Liabilities	7,034,199	9,502,409

Finance leases, net of current portion	-	2,550
Installment notes, net of current portion	212,949	283,193
Note payable - Payroll Protection Program, net of current portion	271,215	-
Operating lease liabilities, net of current portion	1,334,010	322,263
Subordinated related party debt - Starlight Marketing Development, Ltd., net of current portion	-	802,659
Total Liabilities	8,852,373	10,913,074

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 39,040,748 and 38,557,643 shares issued and outstanding, respectively	390,407	385,576
Additional paid-in capital	19,773,322	19,729,043
Accumulated deficit	(12,254,191)	(14,426,556)
Total Shareholders’ Equity	7,909,538	5,688,063
Total Liabilities and Shareholders’ Equity	$16,761,911	$16,601,137

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	March 31, 2021	March 31, 2020

Net Sales	$45,802,574	$38,500,570

Cost of Goods Sold	33,505,356	30,323,223

Gross Profit	12,297,218	8,177,347

Operating Expenses
Selling expenses	3,976,523	4,286,257
General and administrative expenses	6,531,932	6,564,422
Bad debt expense	65,055	302,333
Depreciation	298,357	269,107
Total Operating Expenses	10,871,867	11,422,119

Income (Loss) from Operations	1,425,351	(3,244,772)

Other Income (Expenses)
Gain from damaged goods insurance claim	1,067,829	-
Gain from settlement of accounts payable	390,000	-
Gain - related party	220,023	-
Interest expense	(412,270)	(240,709)
Finance costs	(61,699)	(13,333)
Total Other Income (Expenses), net	1,203,883	(254,042)

Income (Loss) Before Income Tax (Provision) Benefit	2,629,234	(3,498,814)

Income Tax (Provision) Benefit	(456,869)	641,814

Net Income (Loss)	$2,172,365	$(2,857,000)

Net Income (Loss) per Common Share
Basic	$0.06	$(0.07)
Diluted	$0.06	$(0.07)

Weighted Average Common and Common Equivalent Shares:
Basic	38,760,092	38,532,889
Diluted	39,128,650	38,532,889

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities
Net Income (Loss)	$2,172,365	$(2,857,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	298,357	269,107
Amortization of deferred financing costs	61,699	13,333
Change in inventory reserve	202,339	180,000
Change in allowance for bad debts	(198,881)	286,365
Stock based compensation	22,710	32,508
Change in net deferred tax assets	398,557	(527,355)
Gain - related party	220,023	-
Gain from settlement of accounts payable	390,000	-
Changes in operating assets and liabilities:
Accounts receivable	(239,541)	(377,461)
Due from banks	(2,168,682)	(151,659)
Accounts receivable - related parties	100,000	188,941
Insurance receivable	1,268,463	(1,268,463)
Inventories	1,908,683	(1,756,966)
Prepaid expenses and other current assets	31,402	21,805
Other non-current assets	3,336	(60,427)
Accounts payable	(3,190,530)	4,198,902
Income Taxes Payable
Accrued expenses	130,331	704,433
Due to related parties	(438,666)	501,716
Customer deposits	139,064	-
Refunds due to customers	(661,067)	775,400
Reserve for sales returns	(264,000)	327,846
Operating lease liabilities, net of operating leases - right of use assets	(14,945)	(56,260)
Net cash provided by operating activities	171,017	444,765
Cash flows from investing activities
Purchase of property and equipment	(201,161)	(517,546)
Net cash used in investing activities	(201,161)	(517,546)
Cash flows from financing activities
Net Proceeds from revolving lines of credit	64,915	-
Proceeds from note payable - Payroll Protection Program	443,900	-
Payment of bank term note	-	(125,000)
Payment of deferred financing charges	(73,725)	-
Proceeds from installment notes	-	365,340
Payments on installment notes	(65,010)	(19,049)
Proceeds from subscription receivable	-	2,200
Proceeds from exercise of stock options	26,400	10,200
Payment on subordinated note payable - related party	(300,000)	(12,708)
Payments on finance leases	(14,957)	(14,410)
Net cash provided by financing activities	81,523	206,573
Net change in cash	51,379	133,792

Cash at beginning of year	345,200	211,408
Cash at end of year	$396,579	$345,200

Supplemental disclosures of cash flow information:
Cash paid for interest	$461,080	$179,811
Operating leases - right of use assets initial adoption	$-	$1,108,330
Operating lease liabilities - initial adoption	$-	$1,234,368
Operating leases - right of use assets and lease liabilities at inception of lease	$2,184,105	$-

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the twelve months ended March 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2019	-	$-	38,464,753	$384,648	$19,687,263	$(2,200)	$(11,569,556)	$8,500,155

Net loss							(2,857,000)	(2,857,000)
Employee compensation-stock option					20,008			20,008
Collection of subscription receivable						2,200		2,200
Exercise of stock options			60,000	600	9,600	-		10,200
Issuance of common stock - directors			32,890	328	12,172			12,500

Balance at March 31, 2020	-	-	38,557,643	385,576	19,729,043	$-	(14,426,556)	5,688,063

Net income							2,172,365	2,172,365
Employee compensation-stock option					10,210			10,210
Exercise of stock options			440,000	4,400	22,000			26,400
Issuance of common stock - directors			43,105	431	12,069			12,500

Balance at March 31, 2021	-	$-	39,040,748	$390,407	$19,773,322	$-	$(12,254,191)	$7,909,538

See notes to the consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company,” “SMC”, “The Singing Machine”), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMCL”) and SMC-Music, Inc. (“SMCM”), are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. The products are sold directly to distributors and retail customers.

The Company is partially held by koncepts International Limited (“koncepts”) who is major shareholder of the Company, owning approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2021. The Company is also partly held by Treasure Green Holdings Ltd. (“Treasure Green) who owns approximately 2% of our common stock. In total approximately 51% of the Company’s shares of common stock on a fully diluted basis as of March 31, 2021 are owned by koncepts and Treasure Green. koncepts and Treasure Green are owned by Fairy King Prawn Holdings Limited (“Fairy King”), an investment holding company incorporated in the British Virgin Islands, principally owned by the Company’s Chairman, Philip Lau.

We do business with a number of entities that are principally owned by the Company’s Chairman, Philip Lau, including Starlight R&D Ltd (“SLRD”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”), Winglight Pacific, Ltd (“Winglight”) and Starlight Electronics Company Ltd (“SLE”), among others.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMCL, and SMCM. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

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

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be in an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other allowances based upon historical collection experience. The Company is subject to chargebacks from customers for co-op program incentives, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are recorded in the statement of operations and translations would be recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at March 31, 2021 and 2020 were approximately $0.2 million.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of March 31, 2021 and March 31, 2020 the estimated amounts for these future inventory returns were approximately $1.0 million and $1.4 million, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of March 31, 2021 and 2020 the Company had inventory reserves of approximately and $0.6 million and $0.4 million, respectively for estimated excess and obsolete inventory.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, customer deposits, refunds due to customers, and due to related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the notes payable, finance leases and installment notes approximate fair value either due to the relatively short period to maturity or the related interest is accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS

The Company recognizes revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers”. All revenue is generated from contracts with customers. The Company recognizes revenue when the control of the goods sold is transferred to the customer, in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation.

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. Co-op promotion incentives were approximately $2.0 million during fiscal 2021 and $2.9 million during fiscal 2020.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 10 – SEGMENT INFORMATION).

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

The Company’s reserve for sales returns were approximately $1.0 million and $1.2 million as of March 31, 2021 and 2020, respectively.

During fiscal 2021 and 2020 revenue was derived from five different major product lines. Disaggregated approximate revenue from these product lines consisted of the following:

Revenue by Product Line
	Fiscal Years Ended
Product Line	March 31, 2021	March 31, 2020

Karaoke Machines	$34,700,000	$32,600,000
Licensed Products	4,700,000	2,000,000
Microphones and Accessories	4,700,000	2,600,000
SMC Kids Toys	1,300,000	900,000
Music Subscriptions	400,000	400,000

Total Net Sales	$45,800,000	$38,500,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For both Fiscal 2021 and 2020 shipping and handling expenses were approximately $1.2 million. These expenses are classified as a component of selling expenses in the accompanying consolidated statements of operations.

STOCK-BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years 2021 and 2020 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended March 31, 2021 and 2020, the stock option expense was approximately $10,000 and $20,000, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the year ended March 31, 2021: expected dividend yield of 0%, risk-free interest rate of .18%, volatility of 146.7% and expected term of three years.

●	For the year ended March 31, 2020: expected dividend yield of 0%, risk-free interest rate of 2.08%, volatility of 194.5% and expected term of three years.

The Company’s directors were issued shares of stock as compensation for their service. For the years ended March 31, 2021and 2020, the stock compensation expense to directors was $12,500.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the consolidated statements of operations. For both years ended March 31, 2021 and 2020, these amounts totaled approximately $0.1 million.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of March 31, 2021 and 2020 there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

Computation of dilutive shares for fiscal years ended March 31, 2021 and 2020 are as follows:

	Fiscal year ended March 31, 2021	Fiscal year ended March 31, 2020
Basic weighted average common shares outstanding	38,760,092	38,532,889
Effect of dilutive stock options	368,558	-

Diluted weighted average of common shares outstanding	39,128,650	38,532,889

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of Company common stock at the average market price during the period using the treasury stock method. For fiscal years ended March 31, 2021 and 2020, options to purchase approximately 750,000 shares and approximately 2,230,000 shares of common stock have been excluded from diluted earnings per share as the result would have been anti-dilutive.

ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). Among several issues addressed in this ASU, there was one area that may potentially affect the Company’s calculations of interim income tax provision or benefit. The guidance specifies that an entity should apply the annual effective tax rate to the year-to date income or loss as long as the tax benefits for any losses are expected to be realized during the year or would be recognizable as a deferred tax asset at the end of the year eliminating the requirement of a valuation allowance for that interim period. There is specific guidance for circumstances in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated ordinary loss for the year, which is an exception to the general guidance in Subtopic 740-270. The Company adopted the standard for the fiscal year ended March 31, 2021. The adoption of this standard did not have a material effect on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 are effective for our fiscal year beginning April 1, 2023 including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our consolidated financial statements and related disclosures.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 3 –  INVENTORIES, NET

Inventories are comprised of the following components:

	March 31,	March 31,
	2021	2020

Finished Goods	$5,400,000	$6,600,000
Inventory in Transit	200,000	100,000
Estimated Amount of Future Returns	500,000	1,300,000
Subtotal	6,100,000	8,000,000
Less: Inventory Reserve	600,000	400,000

Total Inventories	$5,500,000	$7,600,000

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2021	2020

Computer and office equipment	5-7 years	$400,000	$400,000
Furniture and fixtures	7 years	100,000	100,000
Warehouse equipment	7 years	200,000	200,000
Molds and tooling	3-5 years	1,900,000	1,700,000
		2,600,000	2,400,000
Less: Accumulated depreciation		1,900,000	1,600,000
		$700,000	$800,000

Depreciation expense for fiscal years ended 2021 and 2020 was approximately $0.3 million.

NOTE 5 – FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility (decreasing to $5.0 million in off-peak season) with Crestmark Bank (“Crestmark Facility”) on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31and is reduced to a maximum of $5.0 million between January 1 and July 31. Costs associated with closing of the Intercreditor Revolving Credit Facility of approximately $74,000 were deferred and are being amortized over one year. During fiscal years ended March 31, 2021 and 2020 the Company incurred amortization expense of approximately $62,000 and $0, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility.

Under the Crestmark Facility:

●	Advance rate shall not exceed 70% of Eligible Accounts Receivable aged less than 90 days from invoice date.
●	Crestmark shall maintain a base dilution reserve of 1% for each 1% of dilution over 15%.
●	Crestmark will implement an availability block of 20% of amounts due on Iron Horse Credit (“IHC”) Intercreditor Revolving Credit Facility. See below
●	Mandatory pay-down of the loan to zero in January and February each year.

The Crestmark Facility is secured by a perfected security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2.0 million. For the fiscal years ended March 31, 2021 and 2020 the Company recorded interest expense under the Crestmark Facility of approximately $0.2 million and $0.0 million, respectively. The Crestmark Facility expires on June 15, 2022. As of March 31, 2021 and 2020 the Company had no outstanding balance on the Crestmark Facility. In addition, the Company executed a two-year Loan and Security Agreement with Iron Horse Credit (“IHC Facility”) for up to $2.5 million in inventory financing.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. This financial covenant was waived for the first six months of the IHC Facility. As of March 31, 2021, the Company was in compliance with this covenant.

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Interest expense under the IHC Facility for the fiscal years ended March 31, 2021 and 2020 was approximately $0.1 million and $0.0 million, respectively. The IHC Facility expires on June 15, 2022. As of March 31, 2021 and 2020, there was an outstanding balance of approximately $65,000 and $0, respectively.

As both the Crestmark Facility and the IHC Facility are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity however, there can be no assurance that such revision or extension will occur or at what terms.

Revolving Credit Facility PNC Bank

On June 22, 2017, the Company renewed the existing revolving credit facility (the “PNC Revolving Credit Facility”) with PNC Bank, National Association (“PNC”) for an additional three years which was terminated on June 16, 2020 and replaced by the Intercreditor Revolving Credit Facility with Crestmark and IHC. In September 2019, the Company defaulted on the PNC Revolving Credit Facility due to non-compliance with the fixed charge coverage ratio requirement. In November 2019, the Company entered into a Forbearance Agreement with PNC whereby PNC delayed taking action they would have been entitled to under a default through March 31, 2020. The Company remained in default of the Forbearance Agreement up until termination of the Revolving Credit Facility on June 16, 2020 at which time the Company executed the Intercreditor Revolving Credit Facility with Crestmark and IHC. As of March 31, 2021, and 2020 there were no amounts due on the PNC Revolving Credit Facility. During the fiscal years ended March 31, 2021 and 2020 the Company incurred interest expense of approximately $0.0 million and $0.1 million, respectively on amounts borrowed against the PNC Revolving Credit Facility.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $0.4 million under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the Small Business Administration (“SBA”), and the SBA has provided Crestmark with the loan forgiveness amount. For the fiscal years ended March 31, 2021 and 2020 the Company incurred interest expense of approximately $4,000 and $0, respectively. As of March 31, 2021 and 2020 there was an outstanding balance on the PPP note payable of approximately $0.4 million and $0.0 million, respectively. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. As of March 31, 2021, the Company executed three installment notes totaling approximately $0.4 million for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. For both fiscal years ended March 31, 2021 and 2020 there was an outstanding balance on the installment notes of approximately $0.3 million. For the fiscal years ended March 31 2021 and 2020 the Company incurred interest expense of approximately $26,000 and $23,000, respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility there is a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the fiscal years ended March 31, 2021 and 2020 interest expense was approximately $47,000 and $74,000, respectively on the subordinated note payable and the related party subordinated debt.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the subordinated note payable. Both the Crestmark Facility and IHC Facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. As of March 31, 2021 the Company met repayment requirements of the Intercreditor Revolving Credit Facility to make principal payments totaling $0.3 million. During the next twelve months the Company intends on making additional payments and pay off the remaining balance outstanding provided the Company meets all repayment requirements of the Crestmark Facility and IHC Facility agreements.

As of March 31, 2021 and 2020 the remaining amount due on the note payable was approximately $0.5 million and $0.8 million, respectively. The remaining amount due on the subordinated note payable was classified as a current liability as of March 31, 2021 on the consolidated balance sheets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On September 11, 2020 a Complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernadino County. The complaint alleges an employee of SMCL committed employment practice violations against a former temporary employee not employed by SMC Logistics. Management has investigated the allegation and has engaged with an employment attorney to defend the lawsuit. Management does not believe the claims have merit and does not believe the lawsuit will have a material adverse effect on our financial results.

As of this filing management is not aware of any other legal proceedings other than matters that arise in the ordinary course of business.

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

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The base rent payment is approximately $9,400 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. The renewal base rent payment is $65,300 per month with a 3% increase every 12 months for the remaining term of the extension.

We entered into an operating lease agreement, effective May 1, 2018, for 424 square feet of office space in Macau. The rent is fixed at approximately $1,600 per month for the duration of the lease which expired on April 30, 2021. In May 2021 we executed a one-year lease extension which will expire on April 30, 2022. The lease provides for a renewal option to extend the lease. Rent expense on the new lease is fixed at approximately $1,700 per month for the duration of the lease term.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On May 25, 2018 and June 4, 2018, we entered into two long-term capital leasing arrangements with Wells Fargo Equipment Finance (“Wells Fargo”) to finance the leasing of two used forklift vehicles in the amount of approximately $44,000. The leases require monthly payments in the amount of $1,279 per month over a total lease term of 36 months which commenced on June 1, 2018. The agreement has an effective interest rate of 4.5% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of March 31, 2021 and March 31, 2020, the remaining amounts due on these capital leasing arrangements was approximately $3,000 and $18,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

Supplemental balance sheet information related to leases as of March 31, 2021 is as follows:

Assets:
Operating lease - right-of-use assets	$2,074,115
Finance leases as a component of property and equipment, net of accumulated depreciation of $18,136	25,390
Liabilities
Current
Current portion of operating leases	$794,938
Current portion of finance leases	2,546
Noncurrent
Operating lease liabilities, net of current portion	$1,334,010
Finance leases, net of current portion	-

Supplemental statement of operations information related to leases for the fiscal year ended March 31, 2021 is as follows:

Fiscal Year Ended
March 31, 2021
Operating lease expense as a component of general and administrative expenses	$790,715
Finance lease cost
Depreciation of leased assets as a component of depreciation	$6,218
Interest on lease liabilities as a component of interest expense	$370

Supplemental cash flow information related to leases for the nine months ended March 31, 2021 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$805,662
Financing cash flow paid for finance leases	$14,957

Lease term and Discount Rate
Weighted average remaining lease term (months)	30.0
Operating leases	2.0
Finance leases
Weighted average discount rate
Operating leases	6.25%
Finance leases	3.68%

Scheduled maturities of operating and finance lease liabilities outstanding as of March 31, 2021 are as follows:

Fiscal Year	Operating Leases	Finance Leases

2022	$682,373	$2,558
2023	931,948	-
2024	674,488	-
2025	30,739	-
Total Minimum Future Payments	2,319,548	2,558

Less: Imputed Interest	190,600	12

Present Value of Lease Liabilities	$2,128,948	$2,546

NOTE 7 – SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2021 and 2020 the Company issued the following common stock shares:

Fiscal 2021:

On October 30, 2020 the Company issued 440,000 shares of its common stock to three executive officers who exercised stock options at an average exercise price of $.06 per share.

On November 6, 2020, the Company issued 43,105 shares of its common stock to our Board of Directors at $0.29 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2021.

Fiscal 2020:

On August 30, 2019 the Company issued 60,000 shares of its common stock to a former director who exercised stock options at an average exercise price of $0.17 per share.

On June 12, 2019, the Company issued 32,890 shares of its common stock to our Board of Directors at $0.38 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2020.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

STOCK OPTIONS

On June 1, 2001, the Board of Directors approved the 2001 Stock Option Plan (“Plan”), as amended. The Plan was developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company. As of March 31, 2021, the Plan had expired and no shares were available to be issued nor were any additional shares issued from the plan in Fiscal 2021 or 2020.

A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2021		Fiscal 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of year	2,230,000	$0.26	2,210,000	$0.25
Granted	100,000	$0.29	100,000	$0.38
Exercised	(440,000)	$0.06	(60,000)	$0.17
Forfeited	(210,000)	$0.17	(20,000)	$0.03
Balance at end of year *	1,680,000	$0.32	2,230,000	$0.26

Options exercisable at end of year	1,580,000	$0.33	2,130,000	$0.25

The following table summarizes information about employee stock options outstanding at March 31, 2021:

Range of Exercise Price	Number Outstanding at March 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2021	Weighted Average Exercise Price
$0.12 - $0.38	1,130,000	4.0	$0.24	1,030,000	$0.23
$0.47 - $0.55	550,000	6.4	$0.50	550,000	$0.50
*	1,680,000			1,580,000

* Total number of options outstanding as of March 31, 2021 includes 600,000 options issued to five current and two former directors as compensation and 1,040,000 options issued to key employees that were not issued from the Plan.

NOTE 8 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2021 and 2020, the Macau Subsidiary recorded no tax provision.

The U.S. Federal net operating loss carryforward is subject to an IRS Section 382 limitation. As of March 31, 2021 and 2020, the Company had net deferred tax assets of approximately $0.9 million and $1.3 million, respectively. For the fiscal year ended March 31, 2021 we determined our effective tax rate to be approximately 17.4% and we recorded a tax provision of approximately $0.5 million which was net of a valuation reserve of approximately $23,000 for deferred tax assets that will most likely expire prior to being realized. For the fiscal year ended March 31, 2020 we determined our effective tax rate to be approximately 18.1% and we recorded a tax benefit of approximately $0.6 million which was net of a valuation reserve of approximately $88,000 for deferred tax assets that will most likely expire prior to being realized. The Company also recorded an income tax receivable of approximately $0.1 million due to the availability of net operating loss carrybacks and alternative minimum tax credits that were realized for the year ended March 31, 2021. The income tax receivable was included as a component of prepaid expenses and other current assets on the accompanying consolidated balance sheet as of March 31, 2021.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

The income tax provision (benefit) for federal, foreign, and state income taxes in the consolidated statements of operations consisted of the following components for 2021 and 2020:

	2021	2020
Income tax provision (benefit):
Current:
Federal	$54,487	$(104,437)
State	3,825	-

Total current Federal and State tax benefit	$58,312	$(104,437)

Deferred:
Federal	$417,477	$(521,776)
State	(18,920)	(15,601)

Total Deferred Federal and State	398,557	(537,377)

Total income tax (benefit) provision	$456,869	$(641,814)

The United States and foreign components of income (loss) before income taxes are as follows:

	2021	2020

United States	$1,922,947	$(3,765,272)
Foreign	706,287	266,458
	$2,629,234	$(3,498,814)

The actual tax provision differs from the “expected” tax for the years ended March 31, 2021 and 2020 (computed by applying the U.S. Federal Corporate tax rate of 21 percent to income before taxes) as follows:

	2021	2020

Expected tax provision (benefit)	$551,982	$(734,751)
State income taxes, net of Federal income tax provision (benefit)	128,699	(175,245)
Permanent differences	(6,578)	9,977
Tax rate differential on foreign earnings	(108,690)	-
Change in valuation allowance	(65,193)	87,842
Effect of IRC §382 on NOL	-	100,966
Tax rate differential on NOL carryback	-	16,263
Correction of state rate	-	83,803
Other	(43,351)	(30,669)
Actual tax provision (benefit)	$456,869	$(641,814)

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021 and 2020

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2021	2020
NOL Federal Carryforward	$246,769	$312,430
State NOL Carryforward	194,388	157,967
General business credit	-	14,196
Inventory differences	348,921	303,529
Stock option compensation expense	115,730	128,220
Allowance for doubtful accounts	35,877	143,748
Insurance contingency	-	220,425
Reserve for estimated returns	111,887	112,537
Accrued vacation	13,186	42,928
Business interest deduction	-	55,978
	1,066,758	1,491,958
Less: valuation allowance	22,649	87,842
	1,044,109	1,404,116

Depreciable and amortizable assets	(119,242)	(82,512)
Prepaid expenses	(37,703)	(35,883)
Net deferred tax liabilities	(156,945)	(118,395)

Net deferred tax asset	$887,164	$1,285,721

The Company performed an analysis in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. At March 31, 2021, the Company evaluated the realizability of its deferred tax assets in accordance with GAAP and concluded that a $22,649 valuation allowance against deferred tax assets was necessary. The recognition of the remaining net deferred tax asset and corresponding tax benefit is based upon the Company’s conclusions regarding, among other considerations, the Company’s history of earnings and projected earnings for fiscal year 2022 and in the future.

At March 31, 2021, the Company has federal tax net operating loss carryforwards in the amount of approximately $1.2 million that begin to expire in the year 2025. The net operating loss carryforward is subject to an IRS Section 382 limitation that limited the amount available to use beginning in Fiscal 2020 to approximately $.15 million per year. In addition, the Company has state tax net operating loss carryforwards of approximately $3.6 million that will begin to expire beginning in 2024.

NOTE 9 - SEGMENT INFORMATION

The Company operates in one segment. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31,	March 31,
	2021	2020

North America	$44,200,000	$36,000,000
Europe	1,200,000	1,700,000
Asia	-	300,000
Australia	400,000	500,000
	$45,800,000	$38,500,000

The geographic area of sales is based primarily on where the product was delivered.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the fiscal years ended March 31, 2021 and 2020 totaled approximately $74,000 and $63,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying Consolidated Statements of Operations. The Company does not provide any post-employment benefits to retirees.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 11 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At March 31, 2021, 70% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2020, 82% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

Revenues derived from three customers in 2021 and 2020 were 69% and 64% of total revenue, respectively. Revenues from customers representing greater than 10% of total net sales were derived from top four customers in Fiscal 2021 and top three customers in Fiscal 2020 as percentage of the net sales were 36%, 20%, 13% and 12%, and 41%, 13% and 10%, respectively. The loss of any of these customers could have an adverse impact on the Company.

The Macau Subsidiary recorded net sales of approximately $4.1 million and $5.1 million in fiscal 2021 and 2020, respectively.

The Company is dependent upon foreign companies for the manufacture of all its electronic products. The Company’s arrangements with manufacturers are subject to the risk of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors, which could have an adverse impact on its business. The Company believes that the loss of any one or more of their suppliers would not have a long-term material adverse effect because other manufacturers with whom the Company does business would be able to increase production to fulfill their requirements. However, the loss of certain suppliers in the short-term could adversely affect business until alternative supply arrangements are secured.

During fiscal years 2021 and 2020, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all of the Company’s hardware purchases. In 2018 the U.S. government-imposed tariffs of up to 25% on certain goods imported from China. All of our products are manufactured and imported from China however, only our microphones are currently subject to a 7.5% tariff currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases, we could experience reductions in revenues, gross profit margin and results from operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On March 31, 2021 the Company had approximately $0.1 million due to related parties SLRD, SCE and SLE for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by them. On March 31, 2020, the Company had approximately $0.5 million due from related parties SLRD, SCE and SLE for goods and services sold to these companies.

TRADE

During both Fiscal 2021 and 2020 the Company paid approximately $0.4 million to SLE as reimbursement for engineering, quality control and other administrative services performed on our behalf in China. These expense reimbursements were included in general and administrative expenses on our consolidated statements of operations.

During Fiscal 2021 and 2020 the Company sold approximately $0.0 million and $0.9 million, respectively of product to Winglight for direct shipment to Cosmo at discounted pricing granted to major direct import customers shipped internationally with freight prepaid. These amounts were included as a component of net sales in the accompanying consolidated statements of operations.

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $0.7 million. During Fiscal 2021 there was a gain of approximately $0.2 million from Cosmo related to payments received in Fiscal 2021 on prior year sales and the related receivable previously reversed and written off as initially deemed uncollectible.

NOTE 13 – RESERVE FOR SALES RETURNS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in the reserve for sales returns on the consolidated balance sheets.

Changes in the Company’s reserve for sales returns are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2021	2020
Reserve for sales returns at beginning of the fiscal year	$1,224,000	$896,000
Provision for estimated sales returns	3,881,000	5,771,000
Sales returns received	(4,145,000)	(5,443,000)

Reserve for sales returns at end of the year	$960,000	$1,224,000

NOTE 14 – DAMAGED GOODS INCIDENT

In August 2019, we received notification from a major customer that several containers of goods from multiple vessels purchased direct import by the customer had arrived severely water damaged. Upon inspection of the damaged goods by insurance surveyors it was their opinion that the source of the damage was due to moisture in the pallets provided by the factory which caused significant condensation and consequently water damage to the merchandise. Actual damage to the goods occurred while the goods were in transit. We filed insurance claims on our cargo insurance policy which provided for recovery of the sales value plus additional expenses associated with the damaged goods. For the fiscal year ended March 31, 2020, the customer charged us back a total of approximately $1.7 million for damaged goods consisting of sales value of approximately $1.6 million which was recorded as a reduction in net sales and approximately $0.1 million in freight charges which were expensed as a component of sales and marketing expense on the accompanying consolidated statements of operations. For the fiscal year ended March 31, 2020, we incurred additional related expenses of approximately $0.3 million that were included as a component of general and administrative expenses on the accompanying consolidated statements of operations. We recorded a refund due to the customer of approximately $0.5 million which reflected approximately $1.7 million of chargebacks by the customer less approximately $1.2 million the customer had deducted on payment remittances to the Company as of March 31, 2020. We recognized an insurance claim receivable of approximately $1.3 million (the approximate cost of the damaged goods destroyed) on the accompanying consolidated balance sheets for March 31, 2020.

During Fiscal 2021, we recovered approximately $2.3 million in proceeds from the damaged goods insurance claim which consisted of $1.6 million of lost sales, approximately $0.1 million in freight costs and approximately $0.6 million in out-of-pocket expenses associated with the incident. We recognized a one-time gain from the damaged goods claim settlement of approximately $1.1 million (net of the insurance claim receivable) as other income for the fiscal year ended March 31, 2021 on the accompanying statements of operations. In addition, we recognized an additional one-time gain of approximately $0.4 million as other income for the fiscal year ended March 31, 2021 on the accompanying consolidated statements of operations due settlement of accounts payable by the factory that caused the damage.

NOTE 15 – REFUNDS DUE TO CUSTOMERS

As of March 31, 2021 and 2020 the amount of refunds due to customers was approximately $0.1 million and $0.8 million, respectively. All refunds related to the damaged goods incident were settled with the customer from proceeds from the damaged goods insurance settlement claim. Refunds due to customers at March 31, 2021 were primarily due to amounts due to two major customers for seasonal returns. Refunds due to customers at March 31, 2020 were primarily due to one major customer which reflects approximately $1.7 million of chargebacks primarily due to damaged goods received less approximately $1.2 million that the customer had deducted on payment remittances to the Company as of March 31, 2020. The remaining $0.3 million was primarily due to amounts due to two major customers for overstock returns.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

NOTE 16 – RESERVES

Asset reserves and allowances for years ended March 31, 2021 and 2020 are presented in the following table:

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance for	Costs and	End of
Description	Year	Expenses	Write off	Expenses	Year

Year ended March 31, 2021
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$337,461	$16,086	$(227,184)	$12,217	$138,580
Inventory reserve	$434,000	$688,200	$(485,861)	$-	$636,339

Year ended March 31, 2020
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$51,096	$303,843	$(15,303)	$(2,175)	$337,461
Inventory reserve	$254,000	$398,730	$(218,730)	$-	$434,000

