Form 10-Q
period 2021-06-30
SINGING MACHINE CO INC
filed 2021-08-16
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒ Emerging growth company ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	35,937,593 as of August 13, 2021

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(unaudited)
Assets
Current Assets
Cash	$1,383,230	$396,579
Accounts receivable, net of allowances of $126,156 and $138,580, respectively	5,562,834	2,298,922
Due from Crestmark Bank	342,706	4,557,120
Inventories, net	8,370,101	5,490,255
Prepaid expenses and other current assets	190,708	221,071
Deferred financing costs	35,938	15,359
Total Current Assets	15,885,517	12,979,306

Property and equipment, net	661,416	674,153
Deferred tax assets	915,259	887,164
Operating Leases - right of use assets	1,892,923	2,074,115
Other non-current assets	94,952	147,173
Total Assets	$19,450,067	$16,761,911

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,262,655	$2,461,103
Accrued expenses	1,377,061	1,659,499
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	14,400
Due to related party - Starlight R&D, Ltd.	48,650	48,650
Revolving line of credit - Iron Horse Credit	364,915	64,915
Customer deposits	19,328	139,064
Refunds due to customers	93,585	145,408
Reserve for sales returns	749,691	960,000
Current portion of finance leases	-	2,546
Current portion of installment notes	69,777	68,332
Current portion of note payable - Paycheck Protection Program	-	172,685
Current portion of operating lease liabilities	827,238	794,938
Subordinated related party debt - Starlight Marketing Development, Ltd.	502,659	502,659
Total Current Liabilities	10,329,959	7,034,199

Installment notes, net of current portion	194,954	212,949
Note payable - Payroll Protection Program, net of current portion	-	271,215
Operating lease liabilities, net of current portion	1,124,325	1,334,010
Total Liabilities	11,649,238	8,852,373

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 39,060,748 and 39,040,748 shares issued and outstanding, respectively	390,607	390,407
Additional paid-in capital	19,783,026	19,773,322
Accumulated deficit	(12,372,804)	(12,254,191)
Total Shareholders’ Equity	7,800,829	7,909,538
Total Liabilities and Shareholders’ Equity	$19,450,067	$16,761,911

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30, 2021	June 30, 2020

Net Sales	$6,065,650	$3,051,983

Cost of Goods Sold	4,487,780	2,089,531

Gross Profit	1,577,870	962,452

Operating Expenses
Selling expenses	577,982	298,993
General and administrative expenses	1,421,352	1,363,290
Depreciation	68,271	71,107
Total Operating Expenses	2,067,605	1,733,390

Loss From Operations	(489,735)	(770,938)

Other Income (Expenses)
Gain from Payroll Protection Plan loan forgiveness	448,242	-
Gain - related party	11,236	-
Gain from damaged goods insurance claim	-	131,292
Gain from extinguishment of accounts payable	-	390,000
Interest expense	(99,529)	(29,590)
Finance costs	(16,922)	(6,405)
Total Other Income (Expenses), net	343,027	485,297

Loss Before Income Tax Benefit	(146,708)	(285,641)

Income Tax Benefit	28,095	78,837

Net Loss	$(118,613)	$(206,804)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	39,050,638	38,557,643

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities
Net Loss	$(118,613)	$(206,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	68,271	71,107
Amortization of deferred financing costs	16,922	6,405
Change in inventory reserve	-	32,696
Change in allowance for bad debts	(12,424)	(37,522)
Stock based compensation	5,104	-
Change in net deferred tax assets	(28,095)	(78,837)
Payroll Protection Plan loan forgiveness	(448,242)	-
Gain - related party	(11,236)	-
Gain from extinguishment of accounts payable	-	(390,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,251,488)	124,722
Due from Crestmark Bank	4,214,414	2,120,774
Accounts receivable - related parties	-	100,000
Insurance receivable	-	1,268,463
Inventories	(2,879,846)	698,361
Prepaid expenses and other current assets	30,363	38,316
Other non-current assets	52,221	36,087
Accounts payable	3,812,788	(2,133,123)
Accrued expenses	(278,096)	(521,007)
Due to related parties	-	(100,000)
Customer deposits	(119,736)	-
Refunds due to customers	(51,823)	(415,387)
Reserve for sales returns	(210,309)	(843,817)
Operating lease liabilities, net of operating leases - right of use assets	3,807	(14,460)
Net cash provided by (used in) operating activities	793,982	(244,026)
Cash flows from investing activities
Purchase of property and equipment	(55,534)	(45,314)
Net cash used in investing activities	(55,534)	(45,314)

Cash flows from financing activities
Net Proceeds from revolving lines of credit	300,000	1,400,000
Proceeds from note payable - Payroll Protection Program	-	444,630
Payment of deferred financing charges	(37,501)	(73,725)
Payments on installment notes	(16,550)	(18,481)
Proceeds from exercise of stock options	4,800	-
Payments on finance leases	(2,546)	(3,691)
Net cash provided by financing activities	248,203	1,748,733
Net change in cash	986,651	1,459,393

Cash at beginning of year	396,579	345,200
Cash at end of period	$1,383,230	$1,804,593

Supplemental disclosures of cash flow information:
Cash paid for interest	$125,456	$12,971
Operating leases - right of use assets and lease liabilities at inception of lease	$16,364	$2,184,105

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2021	-	$-	39,040,748	$390,407	$19,773,322	$(12,254,191)	$7,909,538

Net loss						(118,613)	(118,613)
Employee compensation-stock option					5,104		5,104
Exercise of stock options	-		20,000	200	4,600		4,800

Balance at June 30, 2021	-	$-	39,060,748	$390,607	$19,783,026	$(12,372,804)	$7,800,829

Balance at March 31, 2020	-	$-	38,557,643	$385,576	$19,729,043	$(14,426,556)	$5,688,063

Net loss			-			(206,804)	(206,804)

Balance at June 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$(14,633,360)	$5,481,259

See notes to the condensed consolidated financial statements

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

We do business with a number of entities that are principally owned by the Company’s former Chairman, Philip Lau , including Starlight R&D Ltd (“SLRD”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”), Winglight Pacific, Ltd (“Winglight”) and Starlight Electronics Company Ltd (“SLE”), among others.

NOTE 2 – LIQUIDITY

The Company reported a net loss of approximately $119,000 for the three months ended June 30, 2021 as compared to a net loss of approximately $207,000 for the three months ended June 30, 2020. In May, 2020, the Company received loan proceeds from Crestmark Bank in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”) established by the government to assist companies with financial relief due to COVID-19. The Company used the loan proceeds for loan forgiveness eligible purposes, including payroll, benefits, rent and utilities, and maintained its existing payroll levels during the forgiveness eligible period. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety. For the three months ended June 30, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of operations.

On August 5, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with Koncepts International Limited (“Koncepts”) and Treasure Green Holdings, Ltd. (“Treasure Green”), pursuant to which the Company agreed to redeem approximately 19,623,155 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transactions set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company and the Company wired approximately $7,162,000  to Koncepts and Treasure Green. The Redeemed Shares shall be retired to treasury and shall become available for reissuance in the future.

On August 5, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and a strategic investor for private placement of (i) 16,500,000 shares of its common stock (the “Shares”) together with common warrants to purchase up to 16,500,000 shares of common stock for an exercise price of $0.35 per share, and (ii) 16,833,333 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 16,833,333 shares of common stock at an exercise price of $0.35 per share (the “Private Placement”). Shares issuable upon the exercise of the Pre-Funded Warrants and Common Warrants are hereinafter referred to as the “Warrant Shares”. The closing of the Private Placement took place on August 10, 2021, when the Shares, Common Warrants, and Pre-Funded Warrants were delivered to the purchasers and funds, in the amount of approximately $9,800,000, were wired to the Company. Approximately $7,200,000 of the funds received were used to execute the Redemption Agreement. The Company expects an increase in working capital of approximately $1,800,000 of working capital after settlement of expenses associated with closing of these transactions.

We believe that current working capital, the availability of cash from our Intercreditor Revolving Credit Facility (See Note 6 – Bank Financing), additional working capital generated by the private placement and cash generated from our operating forecast will be adequate to meet the Company’s liquidity requirements for at least the next twelve months. We believe the Intercreditor Revolving Credit Facility will be adequate to maintain and grow our business during the remaining term of the agreement. As both the Crestmark Facility and the IHC Facility are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity however, there can be no assurance that such revision or extension will occur or at what terms.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

The condensed consolidated balance sheet information as of March 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at June 30, 2021 and March 31, 2021 are approximately $109,000 and $225,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of June 30, 2021 and March 31, 2021 the estimated amounts for these  future inventory returns were approximately $501,000 and $528,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of June 30, 2021 and March 31, 2021 the Company had inventory reserves of approximately $636,000 for estimated excess and obsolete inventory.

DEFERRED FINANCING COSTS

The Company classifies deferred financing costs incurred when obtaining or renewing revolving credit facilities as assets in the accompanying condensed consolidated balance sheets as it is likely that during certain periods during non-peak season there will be no balance due on these credit facilities to offset the deferred financing costs. In June 2021, the Company incurred approximately $38,000 in deferred financing costs associated with the one-year renewal of the Iron Horse Credit facility (IHC Facility) which are being amortized over twelve months and were classified as current assets on the accompanying condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was recorded as of June 30, 2021 and 2020.

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

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For both three-month periods ended June 30, 2021 and 2020, co-op promotion incentives were approximately $272,000.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

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

The Company’s reserve for sales returns was approximately $750,000 and $960,000 as of June 30, 2021 and March 31, 2021, respectively.

Revenue was derived from four different major product lines. Disaggregated revenue from these product lines for the three months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended
Product Line	June 30, 2021	June 30, 2020

Classic Karaoke Machines	$4,448,000	$2,341,000
Licensed Product	771,000	-
Music and Accessories	778,000	588,000
SMC Kids Toys	69,000	123,000

Total Net Sales	$6,066,000	$3,052,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended June 30, 2021 and 2020 shipping and handling expenses were approximately $151,000 and $83,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2021 and 2020 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2021 and 2020, the stock option expense was approximately $5,000 and $0, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2021 and 2020, these amounts totaled approximately $31,000 and $13,000, respectively.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 30, 2021 and 2020 there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF (LOSS) EARNINGS PER SHARE

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of Company common stock at the average market price during the period using the treasury stock method. For the three months ended June 30, 2021 and 2020, options to purchase 1,660,000 shares and 2,230,000  shares of common stock, respectively have been excluded from diluted earnings per share as the result would have been anti-dilutive.

ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes” (Topic 740). Among several issues addressed in this ASU, there was one area potentially affecting Company’s calculations of interim income tax provision or benefit. The guidance specifies that an entity should apply the annual effective tax rate to the year-to date income or loss as long as the tax benefits for any losses are expected to be realized during the year or would be recognizable as a deferred tax asset at the end of the year eliminating the requirement of a valuation allowance for that interim period. There is specific guidance for circumstances in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated ordinary loss for the year, which is an exception to the general guidance in Subtopic 740-270. The Company adopted the standard for the interim period ended June 30, 2021. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

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

NOTE 4 - INVENTORIES, NET

	June 30,	March 31,
	2021	2021

Finished Goods	$6,288,000	$5,348,000
Inventory in Transit	2,217,000	250,000
Estimated Amount of Future Returns	501,000	528,000
Subtotal	9,006,000	6,126,000
Less:Inventory Reserve	636,000	636,000

Inventories, net	$8,370,000	$5,490,000

Inventories are comprised of the following components:

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2021	2021

Computer and office equipment	5-7 years	$445,000	$445,000
Furniture and fixtures	7 years	98,000	98,000
Warehouse equipment	7 years	199,000	199,000
Molds and tooling	3-5 years	1,933,000	1,878,000
		2,675,000	2,620,000
Less: Accumulated depreciation		2,014,000	1,946,000
		$661,000	$674,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

Depreciation expense for the three months ended June 30, 2021 and 2020 was approximately $68,000 and $71,000, respectively.

NOTE 6 – BANK FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility (decreasing to $5.0 million in off-peak season) with Crestmark Bank (“Crestmark Facility”) on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31 and  is reduced to a maximum of $5.0 million between January 1 and July 31. Costs associated with the closing of the Intercreditor Revolving Credit Facility of approximately $74,000 were deferred and were amortized over one year. During the three months ended June 30, 2021 and 2020 the Company incurred amortization expense of approximately $17,000 and $3,000, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility. As of June 30, 2021 there was approximately $1,500,000 of available borrowings under these facilities.

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

The Crestmark Facility is secured by a perfected security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2,000,000. For the three months ended June 30, 2021 and 2020, the Company recorded interest expense of approximately $45,000 and $0, respectively. The Crestmark Facility expires on June 15, 2022. As of June 30, 2021 and March 31, 2021 the Company had no outstanding balance on the Crestmark Facility.

In addition, the Company executed a two-year Loan and Security Agreement with Iron Horse Credit (“IHC Facility”) for up to $2,500,000 in inventory financing.

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. This financial covenant was waived for the first six months of the IHC Facility. As of June 30, 2021, the Company was in compliance with this covenant.

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Costs associated with the renewal of the IHC Facility of approximately $38,000 were deferred and are being amortized over one year. Interest expense under the IHC Facility for the three months ended June 30, 2021 and 2020 was approximately $39,000 and $8,000, respectively. The IHC Facility expires on June 15, 2022. As of June 30, 2021 and March 31, 2021, there was an outstanding balance of approximately $365,000 and $65,000, respectively.

As both the Crestmark Facility and the IHC Facility are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity however, there can be no assurance that such revision or extension will occur or at what terms.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the Small Business Administration (“SBA”), and the SBA has provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety and we were notified by Crestmark that the debt was discharged. For the three months ended June 30, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of operations.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. As of June 30, 2021, the Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of June 30, 2021 and March 31, 2021 there was an outstanding balance on the installment notes of approximately $265,000 and approximately $281,000, respectively. For the three months ended June 30, 2021 and 2020 the Company incurred interest expense of approximately $6,000 and $7,000, respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility there is a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended June 30, 2021 and 2020 interest expense was approximately $9,000 and $12,000, respectively on the subordinated note payable and the related party subordinated debt.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the subordinated note payable. Both the Crestmark Facility and IHC Facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. As of June 30, 2021 the Company met repayment requirements of the Intercreditor Revolving Credit Facility to make principal payments totaling $300,000. During the next twelve months the Company intends on making additional payments and pay off the remaining balance outstanding provided the Company meets all repayment requirements of the Crestmark Facility and IHC Facility agreements.

As of June 30, 2021 and March 31, 2021, the remaining amount due on the note payable was approximately $503,000. The remaining amount due on the subordinated note payable was classified as a current liability as of June 30, 2021 and March 31, 2021 on the condensed consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

June 30, 2021 and 2020

(Unaudited)

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

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Supplemental balance sheet information related to leases as of June 30, 2021 is as follows:
Assets:
Operating lease - right-of-use assets	$1,892,923
Liabilities
Current
Current portion of operating leases	$827,238
Noncurrent
Operating lease liabilities, net of current portion	$1,124,325

Supplemental statement of operations information related to leases for the three months ended June 30, 2021 is as follows:	Three Months Ended
June 30, 2021
Operating lease expense as a component of general and administrative expenses	$232,262

Supplemental cash flow information related to leases for the three months ended June 30, 2021 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$228,454
Financing cash flow paid for finance leases	$2,546

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	27.0
Weighted average discount rate
Operating leases	6.25%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2021 are as follows:

Year	Operating Leases

2021, for the remaining 6 months	$466,342
2022	938,348
2023	674,488
2024	30,739
Total Minimum Future Payments	2,109,917

Less: Imputed Interest	158,354

Present Value of Lease Liabilities	$1,951,563

NOTE 8 - STOCK OPTIONS

During the three months ended June 30, 2021 and 2020 the Company did not issue any stock options.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

A summary of stock option activity for the three months ended June 30, 2021 is summarized below:

	June 30, 2021
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,680,000	$0.32
Granted	-	-
Exercised	(20,000)	$0.24
Balance at end of period	1,660,000	$0.32

Options exercisable at end of period	1,560,000	$0.33

The following table summarizes information about employee stock options outstanding at June 30, 2021:

Range of Exercise Price	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
$.12 - $.38	1,110,000	2.6	$0.24	1,010,000	$0.23
$.47 - $.55	550,000	6.2	$0.50	550,000	$0.50
*	1,660,000			1,560,000

*	Total number of options outstanding as of June 30, 2021 includes 580,000 options issued to five current directors and one former director as compensation and 1,040,000 options issued to key employees that were not issued from the Plan.

As of June 30, 2021, there was unrecognized expense of approximately $5,000 remaining on options currently vesting over time with approximately four months remaining until these options are fully vested.

The intrinsic value of vested options as of June 30, 2021 was approximately $180,000.

NOTE 9 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three months ended June 30, 2021 and 2020 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2021	2020

North America	$5,966,000	$2,816,000
Europe	-	183,000
Australia	100,000	53,000
	$6,066,000	$3,052,000

The geographic area of sales was based on the location where the product is delivered.

NOTE 10 –RELATED PARTY TRANSACTIONS

All transactions listed below are related to the Company as they are all with affiliates of our former Chairman of the Board, Mr. Phillip Lau.

DUE TO RELATED PARTIES

On June 30, 2021 and March 31, 2021, the Company had amounts due to related parties in the amounts of approximately $63,000 for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by them.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

TRADE

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $685,000. During the three months ended June 30, 2021, there was a gain of approximately $11,000 from Cosmo related to payments received in Fiscal 2022 on prior year sales and the related receivable previously reversed and written off as initially deemed uncollectible.

The Company incurred service expenses from Starlight Electronics Co, Ltd, (“SLE”) a related party. The services from SLE were approximately $91,000 for both of the three months ended June 30, 2021 and 2020. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Six Months Ended
	June 30,	June 30,
	2021	2020
Reserve for sales returns at beginning of the fiscal year	$960,000	$1,224,000
Provision for estimated sales returns	539,000	284,000
Sales returns received	(749,000)	(1,128,000)

Reserve for sales returns at end of the period	$750,000	$380,000

NOTE 12 – REFUNDS DUE TO CUSTOMERS

As of June 30, 2021 and March 31, 2021 the amount of refunds due to customers was approximately $94,000 and $145,000, respectively, primarily due to one customer for overstock returns.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended June 30, 2021 and 2020 totaled approximately $18,000 and $14,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At June 30, 2021, 78% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2021, 70% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

For the three months ended June 30, 2021, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue from these customers as a percentage of net sales were 45%, 18%, 14% and 14%, respectively. For the three months ended June 30, 2020, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenues from these customers as a percentage of net sales were 43%, 18% and 11%.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

On August 5, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with Koncepts International Limited (“Koncepts”) and Treasure Green Holdings, Ltd. (“Treasure Green”), pursuant to which the Company agreed to redeem approximately 19,623,155 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transactions set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company and the Company wired approximately $7,162,000  to Koncepts and Treasure Green. The Redeemed Shares shall be retired to treasury and shall become available for reissuance in the future.

Pursuant to the Redemption Agreement, neither Koncepts nor Treasure Green will remain shareholders of the Company.

On August 5, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and a strategic investor for private placement of (i) 16,500,000 shares of its common stock (the “Shares”) together with common warrants to purchase up to 16,500,000 shares of common stock for an exercise price of $0.35 per share, and (ii) 16,833,333 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 16,833,333 shares of common stock at an exercise price of $0.35 per share (the “Private Placement”). Shares issuable upon the exercise of the Pre-Funded Warrants and Common Warrants are hereinafter referred to as the “Warrant Shares”.

Pursuant to the terms of the Purchase Agreement the Company is obligated to use commercially reasonable best efforts to file a registration statement providing for the resale by the purchasers of the Shares and Warrant Shares being sold in the Private Placement, as soon as practicable (and in any event within 30 days of the closing of the Private Placement). Under the Purchase Agreement the Company is also obligated to use its reasonable best efforts to submit an application to have the Company’s common stock listed on a national exchange by December 31, 2021, and to use its reasonable best efforts to have the Shares and Warrant Shares listed on such national exchange as soon as practicable following the submission of such application.

The closing of the Private Placement took place on August 10, 2021, when the Shares, Common Warrants, and Pre-Funded Warrants were delivered to the purchasers and funds, in the amount of approximately $9,800,000, were wired to the Company. Approximately $7,200,000 of the funds received were used to execute the Redemption Agreement. The Company expects an increase in working capital of approximately $1,800,000 of working capital after settlement of expenses of approximately $800,000 associated with closing of these transactions .

Stingray Group Inc. (TSX: RAY.A; RAY.B) “(Stingray”), a leading music, media and technology is part of the group of investors who participated in the Private Placement and have acquired a minority interest in the Company. Stingray is a long-standing business partner with the Company that provides our customers with music content from their extensive library of expertly produced and licensed karaoke content.

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

COVID-19 UPDATE

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. While our facilities have remained operational during the first half of 2021, we continue to experience various degrees of manufacturing cost pressures due to raw material and electronic component shortages as well as inflationary price increases. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations.

Further, as consumer demand improves and economic activity increases, we have experienced supply chain challenges, including increased lead times, port closures in China and delays in Los Angeles, global container shortages, as well as inflation of logistics and labor costs due to availability constraints and high demand. We expect these inflationary trends to continue throughout the remainder of the fiscal year.

During Fiscal 2021, we experienced growth in our karaoke, microphone, and toy categories as the pandemic increased demand for home entertainment. For the current fiscal year, demand from consumers and retailers continue to remain strong led by shortages of toys and home entertainment product availability in the market.

We maintain our commitment to protect the health and safety of our employees, customers, and suppliers by continuing our enhanced safety protocols for those on-site at our warehouse facilities. In addition, employees who do not need to be physically present at our corporate office to perform their job responsibilities generally continue to work from home and essential business travel remains the main travel activity. The extent of the COVID-19 pandemic’s effect on our operational and financial performance in the future will depend on future developments, including the duration, geographic location and intensity of the pandemic, the impact of virus variants, the rate of vaccinations, our continued ability to manufacture and distribute our products, as well as any future actions that may be taken by governmental authorities or by us relating to the pandemic. For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors” included in Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our condensed consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2021 and 2020 as restated:

	For Three Months Ended
	June 30, 2021	June 30, 2020

Net Sales	100.0%	100.0%

Cost of Goods Sold	74.0%	68.5%

Gross Profit	26.0%	31.5%

Operating Expenses
Selling expenses	9.5%	9.8%
General and administrative expenses	23.4%	44.7%
Depreciation and amortization	1.1%	2.3%

Total Operating Expenses	34.0%	56.8%

Loss from Operations	-8.0%	-25.3%

Other Income (Expenses)
Gain from Payroll Protection Plan loan forgiveness	7.4%	0.0%
Gain - related party	0.2%	0.0%
Gain from damaged goods insurance claim	0.0%	4.3%
Gain from extinguishment of accounts payable	0.0%	12.8%
Interest expense	-1.6%	-1.0%
Finance costs	-0.3%	-0.2%

Total Other Income (expenses), net	5.7%	15.9%

Loss Before Income Tax Benefit	-2.3%	-9.4%

Income Tax Benefit	0.5%	2.6%

Net Loss	-1.8%	-6.8%

QUARTER ENDED JUNE 30, 2021 COMPARED TO THE QUARTER ENDED JUNE 30, 2020

NET SALES

Net sales for the quarter ended June 30, 2021 increased to approximately $6,066,000 from approximately $3,052,000 an increase of approximately $3,014,000 as compared to the same period ended June 30, 2020. We shipped approximately $2,444,000 in holiday promotion goods to one major customer who committed to earlier delivery for the three months ended June 30, 2021 as compared to the prior three months ended June 30, 2020 when no holiday promotion goods were shipped to this customer. The remaining increase in sales was primarily due to another major customer that ordinarily does not order spring goods and decided to offer our product year-round.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2021 increased to approximately $1,578,000 from approximately $962,000 an increase of approximately $616,000 as compared to the same period in the prior year. The increase in net sales contributed approximately $949,000 to the increase in gross profit but was offset by a decrease in gross profit margin percentage of approximately 5.5% or approximately $333,000.

Gross profit margin for the three months ended June 30, 2021 was 26.0% compared to 31.5% for the three months ended June 30, 2020 due primarily to the increase in holiday promotion goods as explained in net sales that yield a significantly lower gross profit margin and accounted for approximately 4.4 margin points of the 5.5 margin point decrease. The remaining decrease was primarily due to the gross margin on the mix of products returned during the three months ended June 30, 2021.

OPERATING EXPENSES

For the quarter ended June 30, 2021, total operating expenses increased to approximately $2,068,000 compared to approximately $1,733,000 from the same period in the prior year. This represents an increase in total operating expenses of approximately $335,000 from the quarter ended June 30, 2020. There was an increase in selling expenses of approximately $279,000 of which $182,000 was primarily due to variable expenses including commissions, freight and royalties which were all commensurate with the increase in net sales. There was an increase in discretionary expenses of approximately $97,000 due to increased on-line media marketing for the spring and summer seasons. General and administrative expenses increased by approximately $58,000 due to increased costs associated with the logistics operations.

For the three months ended June 30, 2021 and 2020, total operating expenses as a percentage of net sales were 34.0% and 56.8%, respectively. This decrease of approximately 22.8 percentage points was primarily due to the significant increase in holiday promotion goods shipped direct import to one major customer that incurred significantly less selling and administrative expenses as compared to goods shipped from our California warehouse facility.

LOSS FROM OPERATIONS

There was a loss from operations of approximately $490,000 for the three months ended June 30, 2021 compared to a loss from operations of approximately $771,000 for the three months ended June 30, 2020. The decrease in the loss from operations of approximately $281,000 was primarily due to the increase in gross profit from increased net sales offset by an increase in operating expenses as explained above.

OTHER INCOME (EXPENSES)

Other income, net decreased by approximately $142,000 to approximately $343,000 in other income, net for the three months ended June 30, 2021 compared to approximately $485,000 in other income, net for the same period ended June 30, 2020. For the three months ended June 30, 2021, there were one-time gains of approximately $459,000 primarily due to forgiveness of the loan under the Paycheck Protection Program of approximately $448,000 which included principal and interest and offset by $116,000 in other expenses primarily due to interest paid on the Intercreditor Revolving Credit Facility. For the three months ended June 30, 2020, there were one-time gains of approximately $521,000 due to a gain from insurance proceeds received for a damaged goods claim of approximately $131,000 and settlement of accounts payable of approximately $390,000 by the vendor responsible for the damaged goods. These one-time gains were offset by approximately $36,000 in other expenses primarily due to interest paid on existing debt.

INCOME TAXES

For the three months ended June 30, 2021 and 2020 the Company recognized an income tax benefit of approximately $28,000 and $79,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 19.1% and 27.6%, respectively.

NET INCOME

For the three months ended June 30, 2021 there was a net loss of approximately $119,000 compared to a net loss of approximately $207,000 for the same period a year ago. The increase in net income was primarily due to the same reasons discussed in Loss from Operations and Other Income (Expenses).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, Singing Machine had cash on hand of approximately $1,383,000 as compared to cash on hand of approximately $1,805,000 on June 30, 2020. We had working capital of approximately $5,556,000 as of June 30, 2021. Net cash provided by operating activities was approximately $794,000 for the three months ended June 30, 2021, as compared to approximately $244,000 used in operating activities for the same period a year ago. During the three months ended June 30, 2021 there was a decrease in amounts due from Crestmark Bank of approximately $4,214,000 as cash collected in excess of amounts due on accounts receivable financing was transferred to operating cash. There was an increase in accounts payable of approximately $3,790,000 primarily related to the purchase of inventory for the upcoming peak season. These increases to cash provided by operating expenses were offset by an increase in accounts receivable of approximately $3,251,000 due to the increase in sales to two major customers and an increase in inventories of approximately $2,880,000 due to an earlier build-up of inventory for the upcoming peak season due to global logistics issues and risks.

Net cash used in operating activities was approximately $244,000 for the three months ended June 30, 2020. During the three months ended June 30, 2020 there was a decrease in accounts payable of approximately $2,913,000 as the Company paid past due invoices to the vendor that caused the damaged goods incident as explained below. There was a seasonal decrease in reserves for sales returns of approximately $844,000, a decrease in accrued expenses of approximately $521,000 and a decrease in refunds due to customers of approximately $415,000 primarily due to repayment of chargebacks to one customer for damaged goods received as explained below. These decreases in cash used in operating activities were offset by a decrease in amounts due from PNC Bank and Crestmark for collections on accounts receivable that exceeded amounts due on the PNC and Crestmark Revolving Credit Facilities of approximately $2,121,000, a decrease in insurance receivable of approximately $1,269,000 primarily due to proceeds received from the damaged goods insurance claim as explained below. Inventories decreased by approximately $698,000 primarily due to one major customer buying goods for a summer program due to the increased demand for karaoke products.

Net cash used in investing activities for the three months ended June 30, 2021 was approximately $56,000 as compared to approximately $45,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the three months ended June 30, 2021 was approximately $248,000 compared to cash provided by financing activities of approximately $1,749,000 for the same period ended of the prior year. During the three months ended June 30, 2021, we borrowed approximately $300,000 from our Intercreditor Revolving Credit Facility for working capital. These financing activities were offset by payments made on deferred finance charges associated with the renewal of the IHC Facility of approximately $38,000 with the remaining difference primarily used to pay scheduled installments on installment notes and finance leases.

Net cash provided by financing activities for the three months ended June 30, 2020 was approximately $1,749,000. We borrowed $1,400,000 from our IHC Facility and received loan proceeds from Crestmark in the amount of approximately $444,000 million under the Paycheck Protection Program. These financing activities were offset by payments made on deferred finance charges associated with the closing of the Crestmark and IHC Facilities of approximately $74,000 with the remaining difference used to pay scheduled installments on installment notes and finance leases.

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility with Crestmark and IHC on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020 (See Note 4 – Bank Financing). As of this filing, we have borrowed approximately $990,000 on the IHC Facility, which provides for a maximum loan amount of $2,500,000 on eligible inventory and borrowed approximately $500,000 on our Crestmark Facility which will make available up to $10,000,000 of eligible accounts receivable as the fiscal year progresses. As of this filing the Company has approximately $2,200,000 currently available from these two credit facilities.

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety. For the three months ended June 30, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of operations.

On August 5, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with Koncepts International Limited (“Koncepts”) and Treasure Green Holdings, Ltd. (“Treasure Green”), pursuant to which the Company agreed to redeem approximately 19,623,155 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transactions set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company and the Company wired approximately $7,200,000 to Koncepts and Treasure Green. The Redeemed Shares shall be retired to treasury and shall become available for reissuance in the future.

On August 5, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and a strategic investor for private placement of (i) 16,500,000 shares of its common stock (the “Shares”) together with common warrants to purchase up to 16,500,000 shares of common stock for an exercise price of $0.35 per share, and (ii) 16,833,333 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 16,833,333 shares of common stock at an exercise price of $0.35 per share (the “Private Placement”). Shares issuable upon the exercise of the Pre-Funded Warrants and Common Warrants are hereinafter referred to as the “Warrant Shares”. The closing of the Private Placement took place on August 10, 2021, when the Shares, Common Warrants, and Pre-Funded Warrants were delivered to the purchasers and funds, in the amount of approximately $9,800,000, were wired to the Company. Approximately $7,200,000 of the funds received were used to execute the Redemption Agreement. The Company expects an increase in working capital of approximately $1,800,000 of working capital after settlement of expenses associated with closing of these transactions.

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result, we incurred a loss in cash flow of approximately $1,559,000 in revenue and approximately $849,000 in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods in in fiscal 2020. As of the fiscal year ended March 31, 2021 we recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the consolidated statement of income as of March 31, 2021. For the three months ended June 30, 2021 and 2020 the gain from damaged goods insurance claim was approximately $0 and $131,000, respectively. We also secured vendor invoice credits of $390,000 from the factory that caused the damage which is reflected as gain from settlement of accounts payable in the condensed consolidated statement of operations for the three months ended June 30, 2020.

Effective as of August 10, 2021, and in connection with the transactions set forth in the Redemption Agreement and Purchase Agreement (as defined above ), Phillip Lau, Peter Hon, and Yat Tung Lau (each a “Director” and together, the “Directors”) resigned from the Board of Directors of the Company. The Directors’ resignations are not a result of a disagreement on any matter relating to the Company. The Company intends to fill the newly created vacancies on the Board in due course.

We believe that current working capital, the availability of cash from our Intercreditor Revolving Credit Facility (See Note 6 – Bank Financing), additional working capital generated by the private placement and cash generated from our operating forecast will be adequate to meet the Company’s liquidity requirements for at least the next twelve months. We believe the Intercreditor Revolving Credit Facility will be adequate to maintain and grow our business during the remaining term of the agreement. If we are unable to comply with the financial covenants defined in the financing agreement and default on the credit facility, it may have a material adverse effect on our ability to meet our financial obligations. As both the Crestmark Facility and the IHC Facility are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity however, there can be no assurance that such revision or extension will occur or at what terms.

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2021 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the filing of our Form 10-K for the year ended March 31, 2021, we identified a material weakness primarily related to the consolidated financial statements close process that failed to detect errors which could have been material in the accounting for inventory cutoff and the inventory valuation of estimated returns. Specifically, the Company currently has a deficient process to close the consolidated financial statements and prepare comprehensive and timely account analysis, due in part to a new accounting software system, which resulted in certain adjusting journal entries.

Plan for material Weakness in Internal Control over Financial Reporting

The Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company has identified and will implement plans to enhance the Company’s process and controls including the following measures:

●	The Company implemented a new Enterprise Resource Planning (“ERP”) system in Fiscal 2021 that contributed to the material weaknesses. Management has identified system processing errors specifically related to when returned goods are recognized in inventory and how they are costed. Management is currently working with our third-party systems support group to correct these system errors.
●	Management plans on strengthening the ERP system training for both finance and warehouse personnel with regards to inventory cutoff and valuation procedures to insure personnel working with inventory are thoroughly familiar with procedures for processing returns.
●	Management will also assess whether current resources are adequate to maintain proper inventory controls once the system errors have been remediated and additional training is completed and will explore the possibility of additional third-party assistance if necessary.

(c) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 11, 2020, a Complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernadino County. The complaint alleges an employee of SMCL committed employment practice violations against a former temporary employee not employed by SMCL. Management has investigated the allegation and has engaged with an employment attorney to defend the lawsuit. Management does not believe the claims have merit and does not believe the lawsuit will have a material adverse effect on our financial results.

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

THE SINGING MACHINE COMPANY, INC.

Date: August 16, 2021	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

