Form 10-Q
period 2021-09-30
SINGING MACHINE CO INC
filed 2021-11-22
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	36,576,264 as of November 19, 2021

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(unaudited)
Assets
Current Assets
Cash	$3,337,517	$396,579
Accounts receivable, net of allowances of $256,901 and $138,580, respectively	11,590,574	2,210,881
Due from Crestmark Bank	-	4,557,120
Accounts receivable related party - Stingray Group, Inc.	70,880	88,041
Inventories, net	19,158,186	5,490,255
Prepaid expenses and other current assets	197,916	221,071
Deferred financing costs	26,563	15,359
Total Current Assets	34,381,636	12,979,306

Property and equipment, net	635,929	674,153
Deferred tax assets	741,386	887,164
Operating Leases - right of use assets	1,692,279	2,074,115
Other non-current assets	96,911	147,173
Total Assets	$37,548,141	$16,761,911
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$18,622,566	$2,461,103
Accrued expenses	2,036,370	1,659,499
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	14,400
Due to related party - Starlight R&D, Ltd.	48,650	48,650
Revolving lines of credit	2,041,921	64,915
Customer deposits	85,815	139,064
Refunds due to customers	98,722	145,408
Reserve for sales returns	1,863,731	960,000
Current portion of finance leases	7,241	2,546
Current portion of installment notes	71,253	68,332
Current portion of note payable - Paycheck Protection Program	-	172,685
Current portion of operating lease liabilities	843,671	794,938
Current portion of subordinated related party debt - Starlight Marketing Development, Ltd.	352,659	502,659
Total Current Liabilities	26,086,999	7,034,199

Finance leases, net of current portion	14,516	-
Installment notes, net of current portion	176,577	212,949
Note payable - Payroll Protection Program, net of current portion	-	271,215
Operating lease liabilities, net of current portion	909,096	1,334,010
Total Liabilities	27,187,188	8,852,373

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; 36,576,264 and 39,040,748 shares issued and outstanding, respectively	365,762	390,407
Additional paid-in capital	24,530,384	19,773,322
Accumulated deficit	(14,535,193)	(12,254,191)
Total Shareholders’ Equity	10,360,953	7,909,538
Total Liabilities and Shareholders’ Equity	$37,548,141	$16,761,911

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net Sales	$17,368,973	$22,285,239	$23,434,623	$25,337,222

Cost of Goods Sold	14,041,669	16,462,235	18,529,449	18,551,766

Gross Profit	3,327,304	5,823,004	4,905,174	6,785,456

Operating Expenses
Selling expenses	733,485	1,474,811	1,311,467	1,773,804
General and administrative expenses	1,776,997	1,841,873	3,198,349	3,205,163
Depreciation	66,809	67,781	135,080	138,888
Total Operating Expenses	2,577,291	3,384,465	4,644,896	5,117,855

Income From Operations	750,013	2,438,539	260,278	1,667,601

Other Income (Expenses)
Gain from Paycheck Protection Plan loan forgiveness	-	-	448,242	-
Gain - related party	-	-	11,236	-
Gain from damaged goods insurance claim	-	936,537	-	1,067,829
Gain from extinguishment of accounts payable	236,472	-	236,472	390,000
Interest expense	(110,864)	(127,731)	(210,393)	(157,321)
Finance costs	(9,375)	(18,431)	(26,297)	(24,836)
Total Other (Expenses) Income, net	116,233	790,375	459,260	1,275,672

Income Before Income Tax Provision	866,246	3,228,914	719,538	2,943,273

Income Tax Provision	(173,873)	(821,040)	(145,778)	(742,203)

Net Income	$692,373	$2,407,874	$573,760	$2,201,070

Net Income per Common Share
Basic	$0.01	$0.06	$0.01	$0.06
Diluted	$0.01	$0.06	$0.01	$0.06

Weighted Average Common and Common Equivalent Shares:
Basic	47,817,868	38,557,643	43,458,098	38,557,643
Diluted	48,154,029	39,107,908	43,829,003	38,982,775

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities
Net Income	$573,760	$2,201,070
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	135,080	138,888
Amortization of deferred financing costs	26,297	24,836
Change in inventory reserve	53,890	471,131
Change in allowance for bad debts	118,321	263,338
Loss from disposal of property and equipment	4,394	-
Stock based compensation	34,727	-
Change in net deferred tax assets	145,778	608,454
Gain from Paycheck Protection Plan loan forgiveness	(448,242)	-
Gain - related party	(11,236)	-
Gain from extinguishment of accounts payable	(236,472)	(390,000)
Changes in operating assets and liabilities:
Accounts receivable	(9,409,973)	(16,575,815)
Due from Crestmark Bank	4,557,120	2,388,438
Accounts receivable - related parties	(70,880)	100,000
Insurance receivable	-	1,268,463
Inventories	(13,721,821)	(1,071,606)
Prepaid expenses and other current assets	23,155	136,856
Other non-current assets	50,262	52,712
Accounts payable	16,409,171	10,277,533
Accrued expenses	381,213	(100,804)
Due to related parties	-	(258,057)
Customer deposits	(53,249)	-
Refunds due to customers	(46,686)	(685,910)
Reserve for sales returns	903,731	499,055
Operating lease liabilities, net of operating leases - right of use assets	5,655	(22,562)
Net cash used in operating activities	(576,005)	(673,980)
Cash flows from investing activities
Purchase of property and equipment	(77,599)	(84,975)
Net cash used in investing activities	(77,599)	(84,975)

Cash flows from financing activities
Proceeds from issuance of stock - net of transaction expenses	9,000,580	-
Payment of redemption and retirement of treasury stock	(7,162,452)	-
Net proceeds from revolving lines of credit	1,977,006	1,156,323
Proceeds from note payable - Paycheck Protection Program	-	443,900
Payment of deferred financing charges	(37,501)	(73,725)
Payments on installment notes	(33,451)	(34,089)
Proceeds from exercise of stock options	4,800	-
Payment on subordinated debt - related party	(150,000)	-
Payments on finance leases	(4,440)	(7,412)
Net cash provided by financing activities	3,594,542	1,484,997
Net change in cash	2,940,938	726,042

Cash at beginning of year	396,579	345,200
Cash at end of period	$3,337,517	$1,071,242

Supplemental disclosures of cash flow information:
Cash paid for interest	$249,734	$142,674
Equipment purchased under capital lease	$23,651	$-
Issuance of common stock and warrants for stock issuance expenses	$547,838	$-
Operating leases - right of use assets and lease liabilities at inception of lease	$16,364	$2,184,105

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2021	-	$-	39,060,748	$390,607	$19,783,026	$(12,372,804)	$7,800,829

Net income						692,373	692,373
Issuance of stock			16,500,001	165,000	4,785,000	-	4,950,000
Issuance of pre-funded warrants			-	-	4,881,667	-	4,881,667
Payment of stock issuance expenses			-	-	(831,087)	-	(831,087)
Issuance of stock for stock issuance expenses			571,428	5,714	(5,714)	-	-
Redemption and retirement of treasury shares			(19,623,155)	(196,231)	(4,111,459)	(2,854,762)	(7,162,452)
Issuance of common stock - directors			17,242	172	4,828	-	5,000
Issuance of common stock - non-employee			50,000	500	16,500	-	17,000
Employee compensation-stock option			-	-	7,623	-	7,623

Balance at September 30, 2021	-	$-	36,576,264	$365,762	$24,530,384	$(14,535,193)	$10,360,953

Balance at June 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$(14,633,360)	$5,481,259

Net income						2,407,874	2,407,874

Balance at September 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$(12,225,486)	$7,889,133

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2021	-	$-	39,040,748	$390,407	$19,773,322	$(12,254,191)	$7,909,538

Net income			-	-	-	573,760	573,760
Issuance of stock			16,500,001	165,000	4,785,000	-	4,950,000
Issuance of pre-funded warrants			-	-	4,881,667	-	4,881,667
Payment of stock issuance expenses			-	-	(831,087)	-	(831,087)
Issuance of stock for stock issuance expenses			571,428	5,714	(5,714)	-	-
Redemption and retirement of treasury shares			(19,623,155)	(196,231)	(4,111,459)	(2,854,762)	(7,162,452)
Issuance of common stock - directors			17,242	172	4,828	-	5,000
Issuance of common stock - non-employee			50,000	500	16,500	-	17,000
Employee compensation-stock option			-	-	12,727	-	12,727
Exercise of stock options			20,000	200	4,600	-	4,800

Balance at September 30, 2021	-	$-	36,576,264	$365,762	$24,530,384	$(14,535,193)	$10,360,953

Balance at March 31, 2020	-	$-	38,557,643	$385,576	$19,729,043	$(14,426,556)	$5,688,063

Net income			-	-	-	2,201,070	2,201,070

Balance at September 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$(12,225,486)	$7,889,133

See notes to the condensed consolidated financial statements

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

NOTE 2 – LIQUIDITY AND RECENT EQUITY EVENTS

The Company for the six months ended September 30, 2021 reported net income of approximately $574,000 and used cash in operating activities of approximately $576,000  as compared to net income of approximately $2,201,000 and used cash in operating activities of approximately $674,000 for the six months ended September 30, 2020. In May, 2020 the Company received loan proceeds from Crestmark Bank in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”) established by the government to assist companies with financial relief due to COVID-19. The Company used the loan proceeds for loan forgiveness eligible purposes, including payroll, benefits, rent and utilities, and maintained its existing payroll levels during the forgiveness eligible period. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety. For the six months ended September 30, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of income.

In August 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with its majority shareholders, Koncepts International Limited (“Koncepts”) and Treasure Green Holdings, Ltd. (“Treasure Green”), pursuant to which the Company redeemed 19,623,155 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transactions set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company and retired.

In August 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and a strategic investor for private placement of (i) 16,500,001 shares of its common stock (the “Shares”) together with common warrants to purchase up to 16,500,000 shares of common stock with an exercise price of $0.35 per share, and (ii) 16,833,333 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 16,833,333 shares of common stock at an exercise price of $0.35 per share (the “Private Placement”). Shares issuable upon the exercise of the Pre-Funded Warrants and Common Warrants are hereinafter referred to as the “Warrant Shares”. The closing of the Private Placement took place on August 10, 2021, when the Shares, Common Warrants, and Pre-Funded Warrants were delivered to the purchasers and funds, in the amount of approximately $9,832,000, were received by the Company. Approximately $7,162,000 of the funds received were used to execute the Redemption Agreement and the Company paid approximately $7,162,000 to Koncepts and Treasure Green. The Redeemed Shares were retired and are available for reissuance in the future.

We believe that current working capital, including the net cash obtained from the Purchase and Redemption Agreements along with the availability of cash from our Intercreditor Revolving Credit Facility (See Note 6 – Bank Financing), and cash expected to be generated from our operating forecast will be adequate to meet the Company’s liquidity requirements for at least the next twelve months. We believe the Intercreditor Revolving Credit Facility will be adequate to maintain and grow our business during the remaining term of the agreement. As both the Crestmark Bank (“Crestmark Facility”) and the Iron Horse Credit (“IHC”) Facility (“IHC Facility”) are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity, however, there can be no assurance that such revision or extension will occur or at what terms.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months and six months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are recorded in the condensed consolidated statements of income and translations are recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

CONCENTRATION OF CREDIT RISK

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at September 30, 2021 and March 31, 2021 are approximately $748,000 and $225,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of September 30, 2021 and March 31, 2021 the estimated amounts for these future inventory returns were approximately $1,276,000 and $528,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of September 30, 2021 and March 31, 2021 the Company had inventory reserves of approximately $690,000 and $636,000, respectively for estimated excess and obsolete inventory.

DEFERRED FINANCING COSTS

The Company classifies deferred financing costs incurred when obtaining or renewing revolving credit facilities as assets in the accompanying condensed consolidated balance sheets as it is likely that during certain periods during non-peak season there will be no balance due on these credit facilities to offset the deferred financing costs. In June 2021, the Company incurred approximately $38,000 in deferred financing costs associated with the one-year renewal of the IHC Facility which are being amortized over twelve months and were classified as current assets on the accompanying condensed consolidated balance sheets.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was recorded as of September 30, 2021 and 2020.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, due from related parties, accounts payable, accrued expenses, customer deposits, refunds due to customers, and due to related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the notes payable, finance leases and installment notes approximate fair value either due to the relatively short period to maturity or the related interest is accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

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

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended September 30, 2021 and 2020 co-op promotion incentives were approximately $738,000 and $902,000, respectively. For the six months ended September 30, 2021 and 2020 co-op promotion incentives were approximately $1,010,000 and $1,174,000, respectively.

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying condensed consolidated statements of income as our underlying customer agreements are less than one year.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See Note 11 – Geographical Information).

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

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

The Company’s reserve for sales returns were approximately $1,864,000 and $960,000 as of September 30, 2021 and March 31, 2021, respectively.

Revenue is derived from five different major product lines. Disaggregated revenue from these product lines for the three and six months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Six Months Ended
Product Line	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Classic Karaoke Machines	$15,042,000	$18,135,000	$19,521,000	$20,519,000
Licensed Product	94,000	2,822,000	827,000	2,828,000
SMC Kids Toys	1,022,000	191,000	1,753,000	319,000
Microphones and Accessories	1,101,000	1,117,000	1,110,000	1,569,000
Music Subscriptions	110,000	20,000	224,000	102,000

Total Net Sales	$17,369,000	$22,285,000	$23,435,000	$25,337,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended September 30, 2021 and 2020 shipping and handling expenses were approximately $134,000 and $305,000, respectively. For the six months ended September 30, 2021 and 2020 shipping and handling expenses were approximately $285,000 and $388,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of income.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and six months ended September 30, 2021 and 2020 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2021 and 2020, the stock option expense was approximately $8,000 and $0, respectively. For the six months ended September 30, 2021 and 2020, the stock option expense was approximately $13,000 and $0, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of income. For the three months ended September 30, 2021 and 2020, these amounts totaled approximately $19,000 and $2,000, respectively. For the six months ended September 30, 2021 and 2020, these amounts totaled $50,000 and $15,000 respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the six months ended September 30, 2021 and 2020 we estimated our effective tax rate to be approximately 20% and 25%, respectively. As of September 30, 2021 and March 31, 2021 the Singing Machine had net deferred tax assets of approximately $741,000 and $887,000, respectively. The Company recorded an income tax provision of approximately $174,000 and $821,000 for the three months ended September 30, 2021 and 2020, respectively. The Company recorded an income tax provision of approximately $146,000 and $742,000 for the six months ended September 30, 2021 and 2020, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of September 30, 2021, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS PER SHARE

Computation of dilutive shares for the three and six months ended September 30, 2021 and 2020 are as follows:

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the six months ended September 30, 2021	For the six months ended September 30, 2020
Basic weighted average common shares outstanding	47,817,868	38,557,643	43,458,098	38,557,643
Effect of dilutive stock options	336,161	550,265	370,905	425,132

Diluted weighted average common shares outstanding	48,154,029	39,107,908	43,829,003	38,982,775

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 16,833,333 shares of common stock are included in basic weighted average shares outstanding as deemed outstanding. Diluted net income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the three and six months ended September 30, 2021, options to purchase approximately 336,000 and 371,000 shares of common stock, respectively, have been included in the calculation of diluted net income per share as compared to approximately 550,000 and 425,000 shares that were included in the calculation of diluted net income per share for the three and six months ended September 30, 2020. For the three and six months ended September 30, 2021, options and warrants to purchase approximately 35,456,667 shares of common stock, have been excluded in the calculation of diluted net income per share as compared to approximately 780,000 shares that were excluded in the calculation of diluted net income per share for the three and six months ended September 30, 2020 as the result would have been anti-dilutive.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly changed the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer freestanding instruments, like warrants, will require liability treatment. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. However, early adoption is permitted as early as fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the new standard on April 1, 2021.  The adoption of ASU 2020-06 did not have a material effect on the Company’s condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

NOTE 4 - INVENTORIES, NET

Inventories are comprised of the following components:

	September 30,	March 31,
	2021	2021

Finished Goods	$9,272,000	$5,348,000
Inventory in Transit	9,300,000	250,000
Estimated Amount of Future Returns	1,276,000	528,000
Subtotal	19,848,000	6,126,000
Less:Inventory Reserve	690,000	636,000

Inventories, net	$19,158,000	$5,490,000

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2021	2021

Computer and office equipment	5-7 years	$440,000	$445,000
Furniture and fixtures	7 years	98,000	98,000
Warehouse equipment	7 years	210,000	199,000
Molds and tooling	3-5 years	1,946,000	1,878,000
		2,694,000	2,620,000
Less: Accumulated depreciation		2,058,000	1,946,000
		$636,000	$674,000

Depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $67,000 and $68,000, respectively. Depreciation expense for the six months ended September 30, 2021 and 2020 was approximately $135,000 and $139,000, respectively.

NOTE 6 – BANK FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility under the Crestmark Facility on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31and is reduced to a maximum of $5.0 million between January 1 and July 31. Costs associated with closing of the Intercreditor Revolving Credit Facility of approximately $74,000 were deferred and were amortized over one year. During the three months ended September 30, 2021 and 2020 the Company incurred amortization expense of approximately $9,000 and $18,000, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility. During the six months ended September 30, 2021 and 2020 the Company incurred amortization expense of approximately $26,000 and $18,000, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility.

Under the Crestmark Facility:

●	Advance rate shall not exceed 70% of Eligible Accounts Receivable aged less than 90 days from invoice date.
●	Crestmark shall maintain a base dilution reserve of 1% for each 1% of dilution over 15%.
●	Crestmark will implement an availability block of 20% of amounts due on Iron Horse Credit Intercreditor Revolving Credit Facility.
●	Mandatory pay-down of the loan to zero in January and February each year.

The Crestmark Facility is secured by a perfected security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2,000,000. For the three months ended September 30, 2021 and 2020 the Company recorded interest expense of approximately $51,000. For the six months ended September 30, 2021 and 2020 the Company recorded interest expense of approximately $96,000 and $51,000, respectively. The Crestmark Facility expires on June 15, 2022. As of September 30, 2021, the Company had an outstanding balance of approximately $1,052,000 on the Crestmark Facility.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

In addition, the Company executed a two-year Loan and Security Agreement with Iron Horse Credit for up to $2,500,000 in inventory financing.

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. This financial covenant was waived for the first six months of the IHC Facility. As of September 30, 2021, the Company was in compliance with this covenant.

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Costs associated with the renewal of the IHC Facility of approximately $38,000 were deferred and are being amortized over one year. Interest expense for the three months ended September 30, 2021 and 2020 were approximately $48,000 and $54,000, respectively. Interest expense for the six months ended September 30, 2021 and 2020 were approximately $86,000 and $54,000, respectively. The IHC Facility expires on June 15, 2022. As of September 30, 2021 and March 31, 2021, there was an outstanding balance of approximately $990,000 and $65,000, respectively.

As of September 30, 2021 there was approximately $1,448,000 of available borrowings under these facilities.

As both the Crestmark Facility and the IHC Facility are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity however, there can be no assurance that such revision or extension will occur or at what terms.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program . The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application was accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety and we were notified by Crestmark that the debt was discharged. For the six months ended September 30, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of income.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. As of September 30, 2020, the Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of September 30, 2021, and March 31, 2021 there was an outstanding balance on the installment notes of approximately $248,000 and $281,000, respectively. For the three months ended September 30, 2021 and 2020 the Company incurred interest expense of approximately $5,000 and $7,000, respectively. For the six months ended September 30, 2021 and 2020 the Company incurred interest expense of approximately $11,000 and $14,000, respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility there is a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended September 30, 2021 and 2020 interest expense was approximately $5,000 and $12,000, respectively on the subordinated note payable and the related party subordinated debt. During the six months ended September 30, 2021 and 2020 interest expense was approximately $14,000 and $24,000, respectively on the subordinated note payable and the related party subordinated debt.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the subordinated note payable. Both the Crestmark Facility and IHC Facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. As of September 30, 2021 the Company met repayment requirements of the Intercreditor Revolving Credit Facility to make principal payments totaling $450,000. During the next twelve months the Company intends on making additional payments and pay off the remaining balance outstanding provided the Company meets all repayment requirements of the Crestmark Facility and IHC Facility agreements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

As of September 30, 2021 and March 31, 2021, the remaining amount due on the note payable was approximately $353,000 and $503,000 respectively. The remaining amount due on the subordinated note payable was classified as a current liability as of September 30, 2021 and March 31, 2021 on the condensed consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COVID-19

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

In May 2021 we executed a one-year lease for 424 square feet of office space in Macau which will expire on April 30, 2022. The lease provides for a renewal option to extend the lease. Rent expense on the new lease is fixed at approximately $1,700 per month for the duration of the lease term.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On July 1, 2021 we entered into a long-term capital leasing arrangement with Union Credit Corporation to finance the leasing of a used reach truck vehicle in the amount of approximately $24,000. The leases require monthly payments in the amount of approximately $755 per month over a total lease term of 36 months which commenced on July 1, 2021. The agreement has an effective interest rate of 9.9% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of September 30, 2021 and March 31, 2021, the remaining amounts due on this capital leasing arrangement was approximately $22,000 and $0, respectively. For the three and six months ended September 30, 2021 and 2020 the Company incurred interest expense of $376 and $0, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

Supplemental balance sheet information related to leases as of September 30, 2021 is as follows:

Assets:
Operating lease - right-of-use assets	$1,692,279
Finance leases as a component of Property and equipment, net of accumulated depreciation of $694	21,757
Liabilities
Current
Current portion of operating leases	$843,671
Current portion of finance leases	7,241
Noncurrent
Operating lease liabilities, net of current portion	$909,096
Finance leases, net of current portion	14,516

Supplemental statement of operations information related to leases for the three and six months ended September 30, 2021 is as follows:

	Three Months Ended	Six Months Ended
	September 30 2021	September 30 2021
Operating lease expense as a component of general and administrative expenses	$232,069	$464,331
Finance lease cost
Depreciation of leased assets as a component of depreciation	$694	$694
Interest on lease liabilities as a component of interest expense	$376	$376

Supplemental cash flow information related to leases for the six months ended September 30, 2021 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$458,675
Financing cash flow paid for finance leases		$4,440

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	24.0
Finance leases	33.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	9.86%

Scheduled maturities of operating and finance lease liabilities outstanding as of September 30, 2021 are as follows:

Year	Operating Leases	Finance Leases

2021, for the remaining 3 months	$234,983	$2,266
2022	868,313	9,065
2023	743,765	9,065
2024	30,739	4,534
Total Minimum Future Payments	1,877,800	24,930

Less: Imputed Interest	125,033	3,173

Present Value of Lease Liabilities	$1,752,767	$21,757

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the six months ended September 30, 2021 and 2020 the Company issued 40,000 and 0 stock options, respectively at an exercise price of $.29 to directors as compensation for their service.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For six months ended September 30, 2021: expected dividend yield of 0%, risk-free interest rate of 0.43%, volatility of 149.5% and an expected term of three years.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

A summary of stock option activity for the six months ended September 30, 2021 is summarized below:

	September 30, 2021
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,680,000	$0.32
Granted	40,000	$0.29
Exercised	(20,000)	$0.24
Balance at end of period	1,700,000	$0.32

Options exercisable at end of period	1,560,000	$0.33

The following table summarizes information about employee stock options outstanding at September 30, 2021:

Range of Exercise Price	Number Outstanding at September 30, 2021	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2021	Weighted Average Exercise Price
$.12 - $.38	1,150,000	3.1	$0.24	1,010,000	$0.23
$.47 - $.55	550,000	5.4	$0.50	550,000	$0.50
-*	1,700,000			1,560,000

*	Total number of options outstanding as of September 30, 2021 includes 660,000 options issued to two current and four former directors as compensation, 1,040,000 options issued to key employees.

As per the execution of the August 2021 private placement as disclosed in Note 2 and Note 10, common warrants and pre-funded warrants issued and outstanding as of September 30, 2021 as follows:

Number of Shares
Warrants outstanding at March 31, 2021	-
Common warrants issued	34,666,667
Pre-funded warrants issued	16,833,333
Warrants outstanding at September 30, 2021	51,500,000

As of September 30, 2021, the Company’s warrants by expiration date were as follows:

Number of Common Warrants	Number of Pre-funded Warrants	Exercise Price	Expiration Date
34,666,667	-	$0.35	9/15/2026
-	16,833,333	$0.01	N/A *
34,666,667	16,833,333

*	Pre-funded warrants expire on the dates they are exercised.

All outstanding warrants are fully vested.

NOTE 9 – AUGUST 2021 STOCK REDEMPTION

On August 5, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with Koncepts and Treasure Green, pursuant to which the Company redeemed 19,623,155 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company and the Company paid approximately $7,162,000 to Koncepts and Treasure Green. The Redeemed Shares were retired and are available for reissuance in the future.

Pursuant to the Redemption Agreement, neither Koncepts nor Treasure Green remained shareholders of the Company.

NOTE 10 – AUGUST 2021 PRIVATE PLACEMENT

On August 5, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and the strategic investor for private placement of (i) 16,500,001 shares of its common stock (the “Shares”) together with Common Warrants to purchase up to 16,500,000 shares of common stock with an exercise price of $0.35 per share, and (ii) 16,833,333 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 16,833,333 shares of common stock at an exercise price of $0.35 per share (the “Private Placement”).

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

The Common Warrants and Pre-Funded Warrants are collectively referred to as (the “Warrants”). The Warrants are exercisable at any time at the option of the holder, have a term of 5 years from the issuance date and provide for cashless exercise under certain conditions. The Company determined that the Warrants meet the conditions for equity classification. Shares issuable upon exercise of the Warrants are hereinafter referred to as the “Warrant Shares”. The exercise price and number of the Warrant Shares are subject to anti-dilution and other adjustments for certain stock dividends, stock splits, subsequent rights offerings, pro rata distributions or certain equity structure changes.

Pursuant to the terms of the Purchase Agreement, on September 3, 2021, the Company filed a registration statement providing for the resale by the purchasers of the Shares and Warrant Shares sold in the Private Placement, which registration statement became effective on September 15, 2021. Additionally, under the terms of the Purchase Agreement, the Company is obligated to use its reasonable best efforts to submit an application to have the Company’s common stock listed on a national exchange by December 31, 2021, and to use its reasonable best efforts to have the Shares and Warrant Shares listed on such national exchange as soon as practicable following the submission of such application.

The closing of the Private Placement took place on August 10, 2021, when the Shares and Warrants were delivered to the purchasers and funds, in the amount of approximately $9,832,000, were received by the Company. Approximately $7,162,000 of the funds was used to execute the Redemption Agreement (See Note 9 – August 2021 Stock Redemption).

Stingray Group Inc. (“Stingray” or the “strategic investor”), a leading music, media and technology is part of the group of investors who participated in the Private Placement and have acquired a minority interest in the Company. Stingray is a long-standing business partner with the Company that provides our customers with music content from their extensive library of expertly produced and licensed karaoke content and is now a related party (see Note 12- Related Party Transactions).

In connection with the Private Placement, on July 6, 2021, the Company entered into a Placement Agency Agreement with A.G.P./Alliance Global Partners (“AGP”), which provided for AGP to serve as the exclusive placement agent, advisor or underwriter (the “placement agent services”). Pursuant to the Placement Agency Agreement, upon closing of the Private Placement, the Company paid AGP placement fees of $630,000 (representing 7% of the gross proceeds raised in the Private Placement excluding proceeds raised from the strategic investor, plus 3.5% of the aggregate gross proceeds raised from the strategic investor), and issued AGP warrants to purchase 1,333,333 shares of the Company’s common stock (the “Advisor Warrants”) (representing 5% of the aggregate number of Shares and Pre-Funded Warrants sold in the Private Placement, excluding the Shares sold to the strategic investor). The Advisor Warrants have the same exercise price ($0.35) and terms as the Common Warrants issued in the Private Placement. The Company estimated the fair value of the Advisor Warrants to be approximately $359,000 using the Black-Scholes Model based on the following input assumptions: common stock price of $0.33, expected life of the warrants of 2.5 years; stock price volatility of 168%; dividend yield of 0%; and the risk-free interest rate of 2.65%.

In addition to the placement fees paid to AGP, the Company incurred additional offering costs for direct incremental legal, consulting, accounting and filing fees related to the Private Placement of approximately $390,000, of which one consultant was issued 571,428 shares of restricted common stock with an aggregate fair value of approximately $189,000 and a cash payment of $100,000. Total offering costs related to the Private Placement amounted to approximately $1,379,000, which is recorded as an offset to additional paid in capital in the accompanying condensed consolidated statements of stockholders’ equity.

NOTE 11 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and six months ended September 30, 2021 and 2020 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2021	2020	2021	2020

North America	$16,729,000	$21,574,000	$22,695,000	$24,391,000
Europe	156,000	711,000	156,000	893,000
Australia	484,000	-	584,000	53,000
	$17,369,000	$22,285,000	$23,435,000	$25,337,000

The geographic area of sales was based on the location where the product is delivered.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

NOTE 12 –RELATED PARTY TRANSACTIONS

All transactions listed below are related to the Company as Cosmo Communications, Inc (“Cosmo”) and Starlight Electronics Co., Ltd (“SLE”) are affiliates of our former Chairman of the Board, Mr. Phillip Lau. Additionally, Stingray is part of the group of investors who participated in the Private Placement and have acquired a minority interest in the Company (see Note 10 – August 2021 Private Placement ).

DUE TO/FROM RELATED PARTIES

On September 30, 2021 and March 31, 2021, the Company had amounts due to related parties in the amounts of approximately $63,000 respectively for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by the parent company.

On September 30, 2021 and March 31, 2021, the Company had amounts due from Stingray in the amounts of approximately $71,000 and $88,000, respectively for shared revenue from music content provided to our customers from their library of produced and licensed karaoke content.

TRADE

The Company has a music subscription sharing agreement with Stingray. For the three months ended September 30, 2021 and 2020 the Company received music subscription revenue of approximately $110,000 and $13,000, respectively. For the six months ended September 30, 2021 and 2020 the Company received music subscription revenue of approximately $224,000 and $102,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $685,000. During the three and six months ended September 30, 2021, there was a gain of approximately $11,000 from Cosmo related to payments received in Fiscal 2022 on prior year sales and the related receivable previously reversed and written off as initially deemed uncollectible.

The Company incurred service expenses from SLE. The services from SLE were approximately $90,000 for the three months ended September 30, 2021 and 2020. The services from SLE for the six months ended September 30, 2021 and 2020 were approximately $181,000 and $191,000 respectively. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Six Months Ended
	September 30,	September 30,
	2021	2020
Reserve for sales returns at beginning of the year	$960,000	$1,224,000
Provision for estimated sales returns	2,110,222	2,306,668
Sales returns received	(1,206,491)	(1,807,613)

Reserve for sales returns at end of the period	$1,863,731	$1,723,055

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

(Unaudited)

NOTE 14 – REFUNDS DUE TO CUSTOMERS

As of September 30, 2021 and March 31, 2021 the amount of refunds due to customers was approximately $99,000 and $145,000, respectively, primarily due to one customer for overstock returns.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended September 30, 2021 and 2020 totaled approximately $17,000 and $20,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the six months ended September 30, 2021 and 2020 totaled approximately $35,000 and $34,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 16 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At September 30, 2021, 69% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2021, 70% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended September 30, 2021, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 49%, 16%, and 12% respectively. For the three months ended September 30, 2020, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 46%, 20% and 10%, respectively.

For the six months ended September 30, 2021, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 48%, 16% and 14%, respectively. For the six months ended September 30, 2020, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 43%, 20% and 14%, respectively.

In August 2021, the Company secured vendor invoice credits of approximately $236,000 from a factory involved with a damaged goods incident during fiscal 2020 which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of income for the three and six months ended September 30, 2021.

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

Further, as consumer demand improved and economic activity increased, we have experienced supply chain challenges, including increased lead times, port closures in China and delays in Los Angeles, global container shortages, as well as inflation of logistics and labor costs due to availability constraints and high demand. We expect these inflationary trends to continue throughout the remainder of the fiscal year.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales for the three and six months ended September 30, 2021 and 2020 as restated:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For the Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	80.8%	73.9%	79.1%	73.2%

Gross Profit	19.2%	26.1%	20.9%	26.8%

Operating Expenses
Selling expenses	4.2%	6.6%	5.6%	7.0%
General and administrative expenses	10.2%	8.3%	13.6%	12.7%
Depreciation and amortization	0.4%	0.3%	0.6%	0.5%

Total Operating Expenses	14.8%	15.2%	19.8%	20.2%

Income from Operations	4.4%	10.9%	1.1%	6.6%

Other Income (Expenses)
Gain from damaged goods insurance claim	0.0%	4.2%	0.0%	4.2%
Gain from extinguishment of accounts payable	1.4%	0.0%	1.0%	1.5%
Interest expense	-0.6%	-0.6%	-0.9%	-0.6%
Financing costs	-0.1%	-0.1%	-0.1%	-0.1%

Total Other Income (expenses), net	0.7%	3.5%	0.0%	5.0%

Income Before Income Tax Provision	5.1%	14.4%	1.1%	11.6%

Income Tax Provision	-1.0%	-3.7%	-0.6%	-2.9%

Net Income	4.1%	10.7%	0.5%	8.7%

QUARTER ENDED SEPTEMBER 30, 2021 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2020

NET SALES

Net sales for the quarter ended September 30, 2021 decreased to approximately $17,369,000 from approximately $22,285,000 a decrease of approximately $4,916,000 as compared to the same period ended September 30, 2020. Sales of our Carpool Karaoke The Mic (“CPK”) product decreased by approximately $2,306,000 during the three months ended September 30, 2021 compared to the same period ended September 30, 2020 as the company winds down it’s promotion of the original version of the product and recently launched a new version of the product with several enhanced features for sale during the upcoming holiday season. The remaining decrease in sales was primarily due to delays in receiving goods from the Port of Los Angeles due to the disruption in the global supply chain.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2021 decreased to approximately $3,327,000 from approximately $5,823,000 a decrease of approximately $2,496,000 as compared to the same period in the prior year. The decrease in net sales contributed approximately $1,284,000 to the decrease in gross profit. The remaining decrease was primarily due to the decrease in gross profit margin of approximately 6.9 points on products sold.

Gross profit margin for the three months ended September 30, 2021 was 19.2% compared to 26.1% for the three months ended September 30, 2020. The decrease in CPK product sales which yield substantially more gross profit margin than our traditional product accounted for approximately 4.0 margin points of the 6.9 gross profit margin point decrease with the remaining 2.9 point decrease primarily due to product cost increases in raw materials and a significant increase in freight costs  .

OPERATING EXPENSES

For the quarter ended September 30, 2021, total operating expenses decreased to approximately $2,577,000 compared to approximately $3,384,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $807,000 from the quarter ended September 30, 2020. The decrease in operating expenses is primarily due to a decrease in selling expenses of $742,000. There was a decrease in royalty expenses of approximately $321,000 associated with the decrease in CPK sales as explained in net sales. Freight expense decreased by approximately $286,000 due to the decrease in net sales and returns. There was a decrease in in commissions of approximately $83,000 commensurate with the decrease in net sales and discretionary marketing expenditures were down by approximately $52,000. The remaining decrease in operating expenses was due to variable general and administrative expenses.

INCOME FROM OPERATIONS

There was income from operations of approximately $750,000 for the three months ended September 30, 2021 compared to income from operations of approximately $2,439,000 for the three months ended September 30, 2020. The decrease in income from operations of approximately $1,689,000 was primarily due to the decrease in gross profit offset by the reduction in operating expenses as explained above.

OTHER INCOME (EXPENSES)

Other income and (expenses) decreased by approximately $674,000 to approximately $116,000 in other income, net for the three months ended September 30, 2021 compared to approximately $790,000 in other income, net for the same period ended September 30, 2020. During the three months ended September 30, 2021 there was accounts payable forgiveness of approximately $236,000 from one vendor on goods that were damaged in the prior year compared to a recovery of approximately $937,000 in out-of-pocket expenses relating to a prior year damaged goods insurance claim during the three months ended September 30, 2020. The remaining variance in other income, net was primarily due to a decrease in interest expense and amortization of deferred financing costs associated with the financing terms of the Crestmark Facility and IHC Facility and decreased borrowings from the Crestmark Facility.

INCOME TAXES

For the three months ended September 30, 2021 and 2020 the Company recognized an income tax provision of approximately $174,000 and $821,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 20.1% and 25.2%, respectively.

NET INCOME

For the three months ended September 30, 2021 there was net income of approximately $692,000 compared to net income of approximately $2,408,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in Income from Operations, Other Income (Expenses) and Income Taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2020

NET SALES

Net sales for the six months ended September 30, 2021 decreased to approximately $23,435,000 from $25,337,000 a decrease of approximately $1,902,000 as compared to the same period ended September 30, 2020. Sales of our CPK product decreased by approximately $1,488,000 during the six months ended September 30, 2021 compared to the same period ended September 30, 2020 as the Company winds down it’s promotion of the original version of the product and recently launched a new version of the product with several enhanced features for sale during the upcoming holiday season. The remaining decrease in sales was primarily due to delays in receiving goods from the Port of Los Angeles due to the disruption in the global supply chain.

GROSS PROFIT

Gross profit for the six months ended September 30, 2021 decreased to approximately $4,905,000 from approximately $6,785,000 a decrease of approximately $1,880,000 as compared to the same period in the prior year. The decrease in net sales as indicated in Net Sales contributed approximately $509,000 to the decrease in gross profit margin. The remaining decrease was primarily due to the decrease in gross profit margin of approximately 5.9 points on products sold.

Gross profit margin for the six months ended September 30, 2021 was 20.9% compared to 26.8% for the six months ended September 30, 2020. The decrease in CPK product sales which yield substantially more gross profit margin than our traditional product accounted for approximately 2.3 margin points of the 5.9 gross profit margin point decrease. There was a decrease of approximately 2.5 points of gross margin primarily due to product cost increases in raw materials, a significant increase in freight costs   with the remaining variance due to the mix of products sold.

OPERATING EXPENSES

For the six months ended September 30, 2021, total operating expenses decreased to approximately $4,645,000 compared to approximately $5,118,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $473,000 from the six months ended September 30, 2020. The decrease in operating expenses is primarily due to a decrease in selling expenses of $463,000. There was a decrease in royalty expenses of approximately $210,000 associated with the decrease in CPK sales as explained in net sales. Freight expense decreased by approximately $251,000 due to the decrease in net sales and returns. There was a decrease in in commissions of approximately $46,000 commensurate with the decrease in net sales. These decreases in selling expenses were offset by an increase in discretionary marketing expenditures of approximately $45,000 with the remaining variance primarily due to variable general and administrative expenses.

INCOME FROM OPERATIONS

There was income from operations of approximately $261,000 for the six months ended September 30, 2021 compared to income from operations of approximately $1,668,000 for the six months ended September 30, 2020. The decrease in income from operations of approximately $1,407,000 was primarily due to the decrease in gross profit offset by a reduction in operating expenses as explained above.

OTHER INCOME (EXPENSES)

Other income and (expenses) decreased by approximately $817,000 to approximately $459,000 in other income, net for the six months ended September 30, 2021 compared to approximately $1,276,000 in other income, net for the same period ended September 30, 2020. During the six months ended September 30, 2021 there were one-time gains of approximately $684,000 primarily due to forgiveness of the loan under the Paycheck Protection Program of approximately $448,000 which included principal and interest and there was an accounts payable forgiveness of approximately $236,000 from one vendor on goods that were damaged in the prior year compared to a recovery of approximately $1,067,000 in out-of-pocket expenses relating to a prior year damaged goods insurance claim during the six months ended September 30, 2020 and accounts payable forgiveness of $390,000 from the vendor who caused the damaged goods problem. The remaining variance in other income, net was primarily due to an increase in interest expense and amortization of deferred financing costs associated with the financing terms of the Crestmark Facility and IHC Facility.

INCOME TAXES

For the six months ended September 30, 2021 and 2020 the Company recorded an income tax provision of approximately $146,000 and an income tax provision of approximately $742,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 20.1% and 25.2%, respectively.

NET INCOME

For the six months ended September 30, 2021 there was net income of approximately $574,000 compared to net income of approximately $2,201,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in Income from Operations, Other Income (Expenses) and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, Singing Machine had cash on hand of approximately $3,338,000 as compared to cash on hand of approximately $1,071,000 on September 30, 2020. We had working capital of approximately $8,295,000 as of September 30, 2021. Net cash used in operating activities was approximately $576,000 for the six months ended September 30, 2021, as compared to approximately $674,000 used in operating activities for the same period a year ago. During the six months ended September 30, 2021 there was an increase in accounts receivable of approximately $9,410,000 due to a seasonal increase in sales and a seasonal increase in inventories of approximately $13,722,000 due to in-transit and receipt of inventory for peak season. These increases in net cashed used in operating activities were offset by an increase in in accounts payable of approximately $16,409,000 due to seasonal purchases of product for the peak season. There was a decrease in amounts due from Crestmark Bank of approximately $4,557,000 as cash collected in excess of amounts due on the revolving credit during the first quarter was used to pay for the seasonal increase in inventory. There was a seasonal increase in reserve for sales returns of approximately $904,000.

Net cash used in operating activities was approximately $674,000 for the six months ended September 30, 2020. During the six months ended September 30, 2020 there was an increase in accounts receivable of approximately $16,576,000 due to a seasonal increase in sales and a seasonal increase in inventories of approximately $1,072,000 due to receipt of inventory for peak season, and a decrease in refunds due to customers of approximately $686,000 as most of the refunds due to the damaged goods incident from the prior year were refunded to the customer. These increases in cash used in operating activities were offset by an increase in accounts payable of approximately $9,498,000 due to seasonal purchases of product for the peak season and a decrease in insurance receivable of approximately $1,268,000 as we received proceeds for the one-time damaged goods incident that occurred in the prior fiscal year. There was a decrease in amounts due from banks of approximately $2,388,000 due to excess cash collected in excess of amounts due on the revolving credit facilities with PNC Bank and Crestmark Bank and a seasonal increase in reserve for sales returns of approximately $499,000.

Net cash used in investing activities for the six months ended September 30, 2021 was approximately $78,000 as compared to approximately $85,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the six months ended September 30, 2021 was approximately $3,595,000 compared to cash provided by financing activities of approximately $1,485,000 for the same period ended of the prior year. We borrowed approximately $1,977,000 from our Crestmark Facility and IHC Facility for working capital. In August 2021, the Company received net proceeds of approximately $1,838,000 from the execution of private placement and stock redemption agreements as summarized in the next two paragraphs. These financing activities were offset by a payment of $150,000 on the subordinated related party debt, payment of deferred finance charges associated with the closing of the Crestmark and IHC Facilities of approximately $38,000 with the remaining difference used to pay scheduled installments on installment notes and finance leases.

In August 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and a strategic investor for private placement of (i) 16,500,001 shares of its common stock (the “Shares”) together with common warrants to purchase up to 16,500,000 shares of common stock for an exercise price of $0.35 per share, and (ii) 16,833,333 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 16,833,333 shares of common stock at an exercise price of $0.35 per share (the “Private Placement”). Shares issuable upon the exercise of the Pre-Funded Warrants and Common Warrants are hereinafter referred to as the “Warrant Shares”. The closing of the Private Placement took place on August 10, 2021, when the Shares, Common Warrants, and Pre-Funded Warrants were delivered to the purchasers and funds, in the amount of approximately $9,800,000, were received by the Company. Approximately $7,200,000 of the funds received were used to execute the Redemption Agreement as explained in the next paragraph. The Company received an increase in working capital of approximately $1,800,000 of working capital after settlement of expenses associated with closing of these transactions.

In August, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with Koncepts International Limited (“Koncepts”) and Treasure Green Holdings, Ltd. (“Treasure Green”), pursuant to which the Company agreed to redeem 19,623,155 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transactions set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company and the Company paid approximately $7,200,000 to Koncepts and Treasure Green. The Redeemed Shares were retired and are available for reissuance in the future.

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

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility with Crestmark and IHC on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020 (See Note 6 – Bank Financing). As of this filing, we have borrowed approximately $990,000 on the IHC Facility, which provides for a maximum loan amount of $2,500,000 on eligible inventory and borrowed approximately $5,600,000 on our Crestmark Facility which will make available up to $10,000,000 of eligible accounts receivable as the fiscal year progresses. As of this filing the Company has approximately $5,900,000 currently available from these two credit facilities.

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety. For the three and six months ended September 30, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of income.

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss in cash flow of approximately $1,559,000 in revenue and approximately $849,000 in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods in the prior fiscal year. As of this filing we have we recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the condensed consolidated statement of income. For the three and six months ended September 30, 2020 the gain from damaged goods insurance claim was approximately $937,000 and $1,068,000, respectively. We also secured vendor invoice credits of $390,000 from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of income for the six months ended September 30, 2020.

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

In connection with the filing of our Form 10-K for the year ended March 31, 2021, we identified a material weakness primarily related to the consolidated financial statement close process that failed to detect errors which could have been material in the accounting for inventory cutoff and the inventory valuation of estimated returns. Specifically, the Company currently has a deficient process to close the consolidated financial statements and prepare comprehensive and timely account analysis, due in part to a new accounting software system, which resulted in certain adjusting journal entries.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) total number of shares (or units) purchased as part of publicly announced plans or program	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2021 to July 31, 2021	0	N/A	0	0

August 1, 2021 to August 31, 2021	19,623,155 shares of common stock (1)	$0.365 per share of common stock	0	0

September 1, 2021 to September 30, 2021	0	N/A	0	0

Total	19,623,155 shares of common stock	$7,162,451.58	0	0

(1) All shares were redeemed by the Company from two shareholders in a privately negotiated transaction.

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

Date: November 22, 2021

	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

