Form 10-Q
period 2021-12-31
SINGING MACHINE CO INC
filed 2022-02-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number 0-24968

THE SINGING MACHINE COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

delaware	95-3795478
(State of Incorporation )	(IRS Employer I.D. No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.01 par value	36,636,264 as of February 11, 2022

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(unaudited)

Assets
Current Assets
Cash	$7,375,305	$396,579
Accounts receivable, net of allowances of $306,975 and $138,580, respectively	12,254,098	2,210,881
Due from Crestmark Bank	-	4,557,120
Accounts receivable related party - Stingray Group, Inc.	159,125	88,041
Inventories, net	11,126,298	5,490,255
Prepaid expenses and other current assets	284,206	221,071
Deferred financing costs	17,188	15,359
Total Current Assets	31,216,220	12,979,306

Property and equipment, net	580,922	674,153
Deferred tax assets	638,391	887,164
Operating Leases - right of use assets	1,488,258	2,074,115
Other non-current assets	136,885	147,173
Total Assets	$34,060,676	$16,761,911

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,982,552	$2,461,103
Accrued expenses	2,417,409	1,659,499
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	14,400
Due to related party - Starlight R&D, Ltd.	48,650	48,650
Revolving lines of credit	8,626,840	64,915
Customer deposits	9,520	139,064
Refunds due to customers	90,075	145,408
Reserve for sales returns	2,922,457	960,000
Current portion of finance leases	7,421	2,546
Current portion of installment notes	72,760	68,332
Current portion of note payable - Paycheck Protection Program	-	172,685
Current portion of operating lease liabilities	860,528	794,938
Subordinated related party debt - Starlight Marketing Development, Ltd.	352,659	502,659
Total Current Liabilities	21,405,271	7,034,199

Finance leases, net of current portion	12,592	-
Installment notes, net of current portion	157,812	212,949
Note payable - Payroll Protection Program, net of current portion	-	271,215
Operating lease liabilities, net of current portion	685,304	1,334,010
Total Liabilities	22,260,979	8,852,373

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized;36,636,264 and 39,040,748 shares issued and outstanding, respectively	366,362	390,407
Additional paid-in capital	24,542,633	19,773,322
Accumulated deficit	(13,109,298)	(12,254,191)
Total Shareholders’ Equity	11,799,697	7,909,538
Total Liabilities and Shareholders’ Equity	$34,060,676	$16,761,911

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Net Sales	$21,244,306	$16,972,603	$44,678,929	$42,309,825

Cost of Goods Sold	15,934,842	11,998,640	34,464,291	30,550,406

Gross Profit	5,309,464	4,973,963	10,214,638	11,759,419

Operating Expenses
Selling expenses	1,406,175	1,490,560	2,717,642	3,264,364
General and administrative expenses	2,154,553	1,925,233	5,352,902	5,130,396
Depreciation	55,007	65,465	190,087	204,353
Total Operating Expenses	3,615,735	3,481,258	8,260,631	8,599,113

Income From Operations	1,693,729	1,492,705	1,954,007	3,160,306

Other Income (Expenses)
Gain from Paycheck Protection Plan loan forgiveness	-	-	448,242	-
Gain - related party	-	187,988	11,236	187,988
Gain from damaged goods insurance claim	-	-	-	1,067,829
Gain from extinguishment of accounts payable	-	-	236,472	390,000
Interest expense	(155,573)	(231,034)	(365,966)	(388,355)
Finance costs	(9,375)	(18,432)	(35,672)	(43,268)
Total Other (Expenses) Income, net	(164,948)	(61,478)	294,312	1,214,194

Income Before Income Tax Provision	1,528,781	1,431,227	2,248,319	4,374,500

Income Tax Provision	(102,886)	(263,932)	(248,664)	(1,006,135)

Net Income	$1,425,895	$1,167,295	$1,999,655	$3,368,365

Net Income per Common Share
Basic	$0.03	$0.03	$0.04	$0.09
Diluted	$0.03	$0.03	$0.04	$0.09

Weighted Average Common and Common Equivalent Shares:
Basic	53,410,249	38,885,185	46,787,545	38,667,221
Diluted	53,635,368	39,156,481	47,109,854	39,041,074

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities
Net Income	$1,999,655	$3,368,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	190,087	204,353
Amortization of deferred financing costs	35,672	43,268
Change in inventory reserve	297,661	482,926
Change in allowance for bad debts	168,395	(55,960)
Loss from disposal of property and equipment	4,394	-
Stock based compensation	38,376	17,605
Change in net deferred tax assets	248,773	872,386
Gain from Paycheck Protection Plan loan forgiveness	(448,242)	-
Gain - related party	(11,236)	(187,988)
Gain from extinguishment of accounts payable	(236,472)	(390,000)
Changes in operating assets and liabilities:
Accounts receivable	(10,123,571)	(7,055,589)
Due from banks	4,557,120	(1,172,374)
Accounts receivable - related parties	(159,125)	100,000
Insurance receivable	-	1,268,463
Inventories	(5,933,704)	1,781,439
Prepaid expenses and other current assets	(63,135)	111,305
Other non-current assets	10,288	52,712
Accounts payable	3,769,157	(689,770)
Accrued expenses	762,252	579,732
Due to related parties	-	(184,312)
Customer deposits	(129,544)	-
Refunds due to customers	(55,333)	(704,744)
Reserve for sales returns	1,962,457	1,742,434
Operating lease liabilities, net of operating leases - right of use assets	2,741	(18,755)
Net cash (used in) provided by operating activities	(3,113,334)	165,496
Cash flows from investing activities
Purchase of property and equipment	(77,599)	(88,843)
Net cash used in investing activities	(77,599)	(88,843)
Cash flows from financing activities
Proceeds from Issuance of stock - net of transaction expenses	9,000,580	-
Payment of redemption and retirement of treasury stock	(7,162,452)	-
Net proceeds from revolving lines of credit	8,561,925	64,915
Proceeds from note payable - Paycheck Protection Program	-	443,900
Payment of deferred financing charges	(37,501)	(73,726)
Payments on installment notes	(50,709)	(48,802)
Proceeds from exercise of stock options	14,000	26,400
Payment on subordinated debt - related party	(150,000)	-
Payments on finance leases	(6,184)	(11,167)
Net cash provided by financing activities	10,169,659	401,520
Net change in cash	6,978,726	478,173

Cash at beginning of year	396,579	345,200
Cash at end of period	$7,375,305	$823,373

Supplemental disclosures of cash flow information:
Cash paid for interest	$378,076	$429,264
Equipment purchased under capital lease	$23,651	$-
Issuance of common stock and warrants for stock issuance expenses	$547,838	$-
Operating leases - right of use assets and lease liabilities at inception of lease	$16,364	$2,184,105

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance at September 30, 2021	-	$-	36,576,264	$365,762	$24,530,384	$(14,535,193)	$10,360,953

Net income						1,425,895	1,425,895
Employee compensation-stock option			-	-	3,649	-	3,649
Exercise of stock options			60,000	600	8,600	-	9,200

Balance at December 31, 2021	-	$-	36,636,264	$366,362	$24,542,633	$(13,109,298)	$11,799,697

Balance at September 30, 2020	-	$-	38,557,643	$385,576	$19,729,043	$(12,225,486)	$7,889,133

Net income						1,167,295	1,167,295
Employee compensation-stock option					5,105		5,105
Issuance of common stock - directors			43,105	431	12,069		12,500
Exercise of stock options			440,000	4,400	22,000		26,400

Balance at December 31, 2020	-	$-	39,040,748	$390,407	$19,768,217	$(11,058,191)	$9,100,433

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended December 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2021	-	$-	39,040,748	$390,407	$19,773,322	$(12,254,191)	$7,909,538

Net income			-	-	-	1,999,655	1,999,655
Issuance of stock			16,500,001	165,000	4,785,000	-	4,950,000
Issuance of pre-funded warrants			-	-	4,881,667	-	4,881,667
Payment of stock issuance expenses			-	-	(831,087)	-	(831,087)
Issuance of stock for stock issuance expenses			571,428	5,714	(5,714)	-	-
Redemption and retirement of treasury shares			(19,623,155)	(196,231)	(4,111,459)	(2,854,762)	(7,162,452)
Issuance of common stock - directors			17,242	172	4,828	-	5,000
Issuance of common stock - non-employee			50,000	500	16,500	-	17,000
Employee compensation-stock option			-	-	16,376	-	16,376
Exercise of stock options			80,000	800	13,200	-	14,000

Balance at December 31, 2021	-	$-	36,636,264	$366,362	$24,542,633	$(13,109,298)	$11,799,697

Balance at March 31, 2020	-	$-	38,557,643	$385,576	$19,729,043	$(14,426,556)	$5,688,063

Net income			-	-	-	3,368,365	3,368,365
Employee compensation-stock option					5,105		5,105
Issuance of common stock directors			43,105	431	12,069		12,500
Exercise of stock options			440,000	4,400	22,000		26,400

Balance at December 31, 2020	-	$-	39,040,748	$390,407	$19,768,217	$(11,058,191)	$9,100,433

See notes to the condensed consolidated financial statements

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

NOTE 2 – LIQUIDITY AND RECENT EQUITY EVENTS

The Company for the nine months ended December 31, 2021 reported net income of approximately $2,000,000 and used cash in operating activities of approximately $3,113,000. In May, 2020 the Company received loan proceeds from Crestmark Bank in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”) established by the government to assist companies with financial relief due to COVID-19. The Company used the loan proceeds for loan forgiveness eligible purposes, including payroll, benefits, rent and utilities, and maintained its existing payroll levels during the forgiveness eligible period. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety. For the nine months ended December 31, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of income.

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

We believe that current working capital, cash expected to be generated from our operating forecast, along with the availability of cash from our credit facilities (See Note 6 – BANK FINANCING) assuming that they are revised and or extended, will be adequate to meet the Company’s liquidity requirements for at least twelve months from the filing of this report. As both the Crestmark Bank (“Crestmark Facility”) and the Iron Horse Credit (“IHC”) Facility (“IHC Facility”) are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity, however, there can be no assurance that such revision or extension will occur or at what terms.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months and nine months ended December 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

CONCENTRATION OF CREDIT RISK

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at December 31, 2021 and March 31, 2021 are approximately $125,000 and $225,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of December 31, 2021 and March 31, 2021 the estimated amounts for these future inventory returns were approximately $1,978,000 and $528,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of December 31, 2021 and March 31, 2021 the Company had inventory reserves of approximately $934,000 and $636,000, respectively for estimated excess and obsolete inventory.

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

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was recorded as of December 31, 2021 and 2020.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December, 2021 and 2020

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

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date. The liability is equal to the present value of the remaining minimum lease payments. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). As the interest rate implicit in the Company’s operating leases is not readily determinable, the Company utilizes its incremental borrowing rate to discount the lease payments. The Company utilizes the financing interest rate for its finance leases.

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

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended December 31, 2021 and 2020 co-op promotion incentives were approximately $796,000 and $858,000, respectively. For the nine months ended December 31, 2021 and 2020 co-op promotion incentives were approximately $1,805,000 and $2,032,000, respectively.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

While the Company generally does not allow products to be returned, the Company does provide for variable consideration contingent upon the occurrence of uncertain future events. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company estimates variable consideration under our return allowance programs for goods returned from our customers for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $2,922,000 and $960,000 as of December 31, 2021 and March 31, 2021, respectively.

Revenue is derived from five different major product lines. Disaggregated revenue from these product lines for the three and nine months ended December 31, 2021 and 2020 consisted of the following:

Revenue by Product Line

	Three Months Ended		Nine Months Ended
Product Line	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Classic Karaoke Machines	$17,732,000	$11,998,000	$37,216,000	$32,337,000
Licensed Product	645,000	1,644,000	1,510,000	4,332,000
SMC Kids Toys	1,051,000	662,000	2,145,000	1,229,000
Microphones and Accessories	1,657,000	2,481,000	3,424,000	4,122,000
Music Subscriptions	159,000	188,000	384,000	290,000

Total Net Sales	$21,244,000	$16,973,000	$44,679,000	$42,310,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended December 31, 2021 and 2020 shipping and handling expenses were approximately $369,000 and $512,000, respectively. For the nine months ended December 31, 2021 and 2020 shipping and handling expenses were approximately $654,000 and $900,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of income.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended December 31, 2021 and 2020 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2021 and 2020, the stock option expense was approximately $3,000 and $5,000, respectively. For the nine months ended December 31, 2021 and 2020, the stock option expense was approximately $16,000 and $5,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of income. For the three months ended December 31, 2021 and 2020, these amounts totaled approximately $11,000 and $33,000, respectively. For the nine months ended December 31, 2021 and 2020, these amounts totaled $61,000 and $48,000 respectively.

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

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the nine months ended December 31, 2021 and 2020 we estimated our effective tax rate to be approximately 11% and 23%, respectively. As of December 31, 2021 and March 31, 2021 the Singing Machine had net deferred tax assets of approximately $638,000 and $887,000, respectively. The Company recorded an income tax provision of approximately $103,000 and $264,000 for the three months ended December 31, 2021 and 2020, respectively. The Company recorded an income tax provision of approximately $249,000 and $1,006,000 for the nine months ended December 31, 2021 and 2020, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2021, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS PER SHARE

Computation of dilutive shares for the three and nine months ended December 31, 2021 and 2020 are as follows:

	For the three months ended December 31, 2021	For the three months ended December 31, 2020	For the nine months ended December 31, 2021	For the nine months ended December 31, 2020
Basic weighted average common shares outstanding	53,410,249	38,885,185	46,787,545	38,667,221
Effect of dilutive stock options	225,119	271,296	322,309	373,853

Diluted weighted average common shares outstanding	53,635,368	39,156,481	47,109,854	39,041,074

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 16,833,333 shares of common stock are included in basic weighted average shares outstanding as deemed outstanding. Diluted net income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the three and nine months ended December 31, 2021, options to purchase approximately 225,000 and 322,000 shares of common stock, respectively, have been included in the calculation of diluted net income per share as compared to approximately 271,000 and 374,000 shares of common stock, respectively, that were included in the calculation of diluted net income per share for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2021, options and warrants to purchase approximately 35,416,667 shares of common stock, have been excluded in the calculation of diluted net income per share as compared to approximately 730,000 shares that were excluded in the calculation of diluted net income per share for the three and nine months ended December 31, 2020 as the result would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 for smaller reporting companies are effective for the Company beginning April 1, 2023, including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our condensed consolidated financial statements and related disclosures.

NOTE 4 - INVENTORIES, NET

Inventories are comprised of the following components:

	December 31,	March 31,
	2021	2021

Finished Goods	$8,427,000	$5,348,000
Inventory in Transit	1,655,000	250,000
Estimated Amount of Future Returns	1,978,000	528,000
Subtotal	12,060,000	6,126,000
Less:Inventory Reserve	934,000	636,000

Inventories, net	$11,126,000	$5,490,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	December 31,	March 31,
	LIFE	2021	2021

Computer and office equipment	5-7 years	$440,000	$445,000
Furniture and fixtures	7 years	98,000	98,000
Warehouse equipment	7 years	210,000	199,000
Molds and tooling	3-5 years	1,946,000	1,878,000
		2,694,000	2,620,000
Less: Accumulated depreciation		2,113,000	1,946,000
		$581,000	$674,000

Depreciation expense for the three months ended December 31, 2021 and 2020 was approximately $55,000 and $65,000, respectively. Depreciation expense for the nine months ended December 31, 2021 and 2020 was approximately $190,000 and $204,000, respectively.

NOTE 6 – BANK FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility under the Crestmark Facility on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31and is reduced to a maximum of $5.0 million between January 1 and July 31 with the ability to exceed when required. Costs associated with closing of the Intercreditor Revolving Credit Facility of approximately $74,000 were deferred and were amortized over one year. During the three months ended December 31, 2021 and 2020 the Company incurred amortization expense of approximately $10,000 and $19,000, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility. During the nine months ended December 31, 2021 and 2020 the Company incurred amortization expense of approximately $36,000 and $40,000, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility.

Under the Crestmark Facility:

●	Advance rate shall not exceed 70% of Eligible Accounts Receivable aged less than 90 days from invoice date.
●	Crestmark shall maintain a base dilution reserve of 1% for each 1% of dilution over 15%.
●	Crestmark will implement an availability block of 20% of amounts due on Iron Horse Credit Intercreditor Revolving Credit Facility.

The Crestmark Facility is secured by a perfected security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2,000,000. For the three months ended December 31, 2021 and 2020 the Company recorded interest expense of approximately $106,000 and $100,000, respectively. For the nine months ended December 31, 2021 and 2020 the Company recorded interest expense of approximately $202,000 and $151,000, respectively. The Crestmark Facility expires on June 15, 2022. As of December 31, 2021, the Company had an outstanding balance of approximately $6,637,000 on the Crestmark Facility.

In addition, the Company executed a two-year Loan and Security Agreement with Iron Horse Credit for up to $2,500,000 in inventory financing.

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. The Company was not in compliance with this covenant as of October 31, 2021 and November 30, 2021; however, waivers from default were obtained from IHC for these months. As of December 31, 2021, the Company was in compliance with this covenant.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Costs associated with the renewal of the IHC Facility of approximately $38,000 were deferred and are being amortized over one year. Interest expense for the three months ended December 31, 2021 and 2020 were approximately $34,000 and $41,000, respectively. Interest expense for the nine months ended December 31, 2021 and 2020 were approximately $120,000 and $103,000, respectively. The IHC Facility expires on June 15, 2022. As of December 31, 2021 and March 31, 2021, there was an outstanding balance of approximately $1,990,000 and $65,000, respectively.

As of December 31, 2021 there was approximately $510,000 of available borrowings under these facilities.

As both the Crestmark Facility and the IHC Facility are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity however, there can be no assurance that such revision or extension will occur or at what terms.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application was accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety and we were notified by Crestmark that the debt was discharged. For the nine months ended December 31, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of income.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. As of December 31, 2021, the Company had executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of December 31, 2021, and March 31, 2021 there was an outstanding balance on the installment notes of approximately $231,000 and $281,000, respectively. For the three months ended December 31, 2021 and 2020 the Company incurred interest expense of approximately $5,000 and $6,000, respectively. For the nine months ended December 31, 2021 and 2020 the Company incurred interest expense of approximately $16,000 and $20,000, respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility there is a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended December 31, 2021 and 2020 interest expense was approximately $3,000 and $12,000, respectively on the subordinated note payable and the related party subordinated debt. During the nine months ended December 31, 2021 and 2020 interest expense was approximately $17,000 and $36,000, respectively on the subordinated note payable and the related party subordinated debt.

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the note payable. Both the Crestmark Facility and IHC Facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. As of December 31, 2021 the Company met repayment requirements of the Intercreditor Revolving Credit Facility and has made cumulative principal payments totaling $450,000. During the next twelve months the Company intends on making additional payments and pay off the remaining balance outstanding provided the Company meets all repayment requirements of the Crestmark Facility and IHC Facility agreements.

As of December 31, 2021 and March 31, 2021, the remaining amount due on the note payable was approximately $353,000 and $503,000 respectively. The remaining amount due on the subordinated note payable was classified as a current liability as of December 31, 2021 and March 31, 2021 on the condensed consolidated balance sheets.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. We continue to experience various degrees of manufacturing cost pressures due to raw material and electronic component shortages as well as inflationary price increases. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, any financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations.

LEGAL MATTERS

Management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

LEASES

Operating Leases

We have operating lease agreements for offices and a warehouse facility in Florida, California and Macau expiring in various years through 2024.

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The base rent payment is approximately $9,700 per month, subject to annual adjustments.

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

Finance Leases

On July 1, 2021 we entered into a long-term capital leasing arrangement with Union Credit Corporation to finance the leasing of a used forklift in the amount of approximately $24,000. The lease require monthly payments in the amount of approximately $755 per month over a total lease term of 36 months which commenced on July 1, 2021. The agreement has an effective interest rate of 9.9% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of December 30, 2021 and March 31, 2021, the remaining amounts due on this capital leasing arrangement was approximately $20,000 and $0, respectively. For the three and nine months ended December 31, 2021 and 2020 the Company incurred interest expense of $696 and $1,072, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

Supplemental balance sheet information related to leases as of December 31, 2021 is as follows:

Assets:
Operating lease - right-of-use assets	$1,488,258
Finance leases as a component of Property and equipment, net of accumulated depreciation of $1,735	18,278
Liabilities
Current
Current portion of operating leases	$860,528
Current portion of finance leases	7,421
Noncurrent
Operating lease liabilities, net of current portion	$685,304
Finance leases, net of current portion	12,592

Supplemental statement of operations information related to leases for the three and nine months ended December 31, 2021 is as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2021
Operating lease expense as a component of general and administrative expenses	$140,016	$604,347
Finance lease cost
Depreciation of leased assets as a component of depreciation	$1,041	$1,735
Interest on lease liabilities as a component of interest expense	$692	$1,068

Supplemental cash flow information related to leases for the nine months ended December 31, 2021 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$693,657
Financing cash flow paid for finance leases		$6,184

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	21.1
Finance leases	31.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	9.86%

Scheduled maturities of operating and finance lease liabilities outstanding as of December 31, 2021 are as follows:

Year	Operating Leases	Finance Leases

2022	$937,590	$9,065
2023	674,488	9,065
2024	30,739	4,533
Total Minimum Future Payments	1,642,817	22,663

Less: Imputed Interest	96,985	2,650

Present Value of Lease Liabilities	$1,545,832	$20,013

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the nine months ended December 31, 2021 the Company issued 40,000 and 20,000 stock options, respectively, at an exercise price of $.29 and $.27, respectively to directors as compensation for their service.

During the three and nine months ended December 31, 2021 the Company issued 50,000 stock options at an exercise price of $.22 to the Vice President of Sales and Marketing as compensation due under his fiscal 2021 incentive bonus plan.

During the three and nine months ended December 31, 2020 the Company issued 100,000 stock options at an exercise price of $.29 to directors as compensation for their service.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For the nine months ended December 31, 2021: expected dividend yield of 0%, risk-free interest rate between 0.43% and 0.96%, respectively with volatility between 149.5% and 157.0% respectively with an expected term of three years.

●	For the nine months ended December 31, 2020: expected dividend yield of 0%, risk-free interest rate of 0.18%, volatility of 146.7% and an expected term of three years.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

A summary of stock option activity for the nine months ended December 31, 2021 is summarized below:

	December 31, 2021
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	1,680,000	$0.32
Granted	110,000	$0.25
Exercised	(80,000)	$0.18
Balance at end of period	1,710,000	$0.33

Options exercisable at end of period	1,600,000	$0.33

The following table summarizes information about employee stock options outstanding at December 31, 2021:

Range of Exercise Price	Number Outstanding at December 31, 2021	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2021	Weighted Average Exercise Price
$.12 - $.38	1,160,000	2.9	$0.24	1,050,000	$0.24
$.47 - $.55	550,000	5.2	$0.50	550,000	$0.50
*	1,710,000			1,600,000

*	Total number of options outstanding as of December 31, 2021 includes 650,000 options issued to three current and four former directors as compensation, and 1,090,000 options issued to key employees.

As of December 31, 2021, there was unrecognized expense of approximately $17,000 remaining on options currently vesting over time with approximately nine months remaining until these options are fully vested.

The intrinsic value of vested options as of December 31, 2021 was approximately $40,000.

As per the execution of the August 2021 private placement as disclosed in Note 2 and Note 10, common warrants and pre-funded warrants issued and outstanding as of December 31, 2021 are as follows:

Number of Shares
Warrants outstanding at March 31, 2021	-
Common warrants issued	34,666,667
Pre-funded warrants issued	16,833,333
Warrants outstanding at December 31, 2021	51,500,000

As of December 31, 2021, the Company’s warrants by expiration date were as follows:

Number of CommonWarrants	Number of Pre-funded Warrants	Exercise Price	Expiration Date
34,666,667	-	$0.35	9/15/2026
-	16,833,333	$0.01	N/A*
34,666,667	16,833,333

*	Pre-funded warrants expire on the dates they are exercised.

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

December 31, 2021 and 2020

(Unaudited)

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

Pursuant to the terms of the Purchase Agreement, on September 3, 2021, the Company filed a registration statement providing for the resale by the purchasers of the Shares and Warrant Shares sold in the Private Placement, which registration statement became effective on September 15, 2021. Additionally, under the terms of the Purchase Agreement, the Company is obligated to use its reasonable best efforts to submit an application to have the Company’s common stock listed on a national exchange by December 31, 2021, and to use its reasonable best efforts to have the Shares and Warrant Shares listed on such national exchange as soon as practicable following the submission of such application. As of December 31, 2021 an application with NASDAQ has been submitted and is pending approval. Should the NASDAQ application be approved, the shareholders of the Company have approved a reverse stock split simultaneous with the up-listing.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

NOTE 11 - GEOGRAPHICAL INFORMATION

Sales to customers outside of the United States for the three and nine months ended December 31, 2021 and 2020 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2021	2020	2021	2020

North America	$20,997,000	$16,623,000	$43,691,000	$41,014,000
Europe	219,000	31,000	375,000	924,000
Australia	28,000	319,000	613,000	372,000
	$21,244,000	$16,973,000	$44,679,000	$42,310,000

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

DUE TO/FROM RELATED PARTIES

On December 31, 2021 and March 31, 2021, the Company had amounts due to related parties in the amounts of approximately $63,000 respectively for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by the former parent company.

On December 31, 2021 and March 31, 2021, the Company had amounts due from Stingray of approximately $159,000 and $88,000, respectively for shared revenue from music content provided to our customers from their library of produced and licensed karaoke content.

TRADE

The Company has a music subscription sharing agreement with Stingray. For the three months ended December 31, 2021 and 2020 the Company received music subscription revenue of approximately $160,000 and $188,000, respectively. For the nine months ended December 31, 2021 and 2020 the Company received music subscription revenue of approximately $384,000 and $290,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $685,000. During the three and nine months ended December 31, 2021, there was a gain of approximately $11,000 from Cosmo related to payments received in Fiscal 2022 on prior year sales and the related receivable previously reversed and written off as initially deemed uncollectible.

The Company incurred service expenses from SLE. The services from SLE were approximately $91,000 for the three months ended December 31, 2021 and 2020. The services from SLE for the nine months ended December 31, 2021 and 2020 were approximately $272,000. These amounts were included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Unaudited)

Changes in the Company’s reserve for sales returns are presented in the following table:

	Nine Months Ended
	December 31,	December 31,
	2021	2020
Reserve for sales returns at beginning of the year	$960,000	$1,224,000
Provision for estimated sales returns	4,020,000	4,187,000
Sales returns received	(2,058,000)	(2,445,000)

Reserve for sales returns at end of the period	$2,922,000	$2,966,000

NOTE 14 – REFUNDS DUE TO CUSTOMERS

As of December 31, 2021 and March 31, 2021 the amount of refunds due to customers was approximately $90,000 and $145,000, respectively, primarily due to one customer for overstock returns.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended both December 31, 2021 and 2020 totaled approximately $20,000. The amounts charged to operations for contributions to this plan and administrative costs during the nine months ended December 31, 2021 and 2020 totaled approximately $55,000 and $54,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 16 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At December 31, 2021, approximately 75% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2021, 70% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended December 31, 2021, there were five customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 25%, 24%, 17%, 17% and 10% respectively. For the three months ended December 31, 2020, there were five customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 22%, 22%, 19%, 12% and 12%, respectively.

For the nine months ended December 31, 2021, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 37%, 19%, 16% and 11%, respectively. For the nine months ended December 31, 2020, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 34%, 19%, 13% and 13%, respectively.

In August 2021, the Company secured vendor invoice credits of approximately $236,000 from a factory involved with a damaged goods incident during fiscal 2020 which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of income for the nine months ended December 31, 2021.

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

Further, as consumer demand improved and economic activity increased, we have experienced supply chain challenges, including increased lead times, port closures in China and delays in Los Angeles, global container shortages, as well as inflation of logistics and labor costs due to availability constraints and high demand. We expect these inflationary trends to continue throughout the remainder of the fiscal year. We may also experience logistical issues with when we receive inventory and the timing of customer demand which could result in potential future reductions in profit margins and/or the need for additional inventory reserves.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales for the three and nine months ended December 31, 2021 and 2020:

The Singing Machine Company, Inc. and Subsidiaries

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For the Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	75.0%	70.7%	77.1%	72.2%

Gross Profit	25.0%	29.3%	22.9%	27.8%

Operating Expenses
Selling expenses	6.6%	8.8%	6.1%	7.7%
General and administrative expenses	10.1%	11.3%	12.0%	12.1%
Depreciation and amortization	0.3%	0.4%	0.4%	0.5%

Total Operating Expenses	17.0%	20.5%	18.5%	20.3%

Income (Loss) from Operations	8.0%	8.8%	4.4%	7.5%

Other Income (Expenses)
Gain from Paycheck Protection Plan loan forgiveness	0.0%	0.0%	1.0%	0.0%
Gain - related party	0.0%	1.1%	0.0%	0.4%
Gain from damaged goods insurance claim	0.0%	0.0%	0.0%	2.5%
Gain from extinguishment of accounts payable	0.0%	0.0%	0.5%	0.9%
Interest expense	-0.7%	-1.4%	-0.8%	-0.9%
Finance costs	0.0%	-0.1%	-0.1%	-0.1%

Total Other Income (expenses), net	-0.7%	-0.4%	0.6%	2.8%

Income Before Income Tax Provision	7.3%	8.4%	5.0%	10.3%

Income Tax Provision	-0.5%	-1.6%	-0.6%	-2.4%

Net Income	6.8%	6.8%	4.5%	7.9%

QUARTER ENDED DECEMBER 31, 2021 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2020

NET SALES

Net sales for the quarter ended December 31, 2021 increased to approximately $21,244,000 from approximately $16,973,000 an increase of approximately $4,271,000 as compared to the same period ended December 31, 2020. The increase in net sales was primarily due to strong demand for products and goods that shipped late in the season due to the late arrival of goods that were scheduled to ship in the previous quarter but were significantly delayed at the Port of Los Angeles due to global logistics issues affecting all industries.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2021 increased to approximately $5,309,000 from approximately $4,974,000 an increase of approximately $335,000 as compared to the same period in the prior year. The increase in net sales contributed approximately $1,252,000 to the increase in gross profit but was offset by a reduction in gross profit margin of approximately $917,000.

Gross profit margin for the three months ended December 31, 2021 was 25.0% compared to 29.3% for the three months ended December 31, 2020. There was a decrease in Carpool Karaoke (“CPK) product sales, of approximately $2,256,000, which accounted for approximately 2.9 margin points of the 4.3 gross profit margin point decrease with the remaining 1.4 point decrease primarily due to product cost increases in raw materials and a significant increase in freight costs due to global logistics issues that were only partially passed on to customers.

OPERATING EXPENSES

For the quarter ended December 31, 2021, total operating expenses increased to approximately $3,616,000 compared to approximately $3,481,000 from the same period in the prior year. This represents an increase in total operating expenses of approximately $135,000 from the quarter ended December 31, 2020. The increase in operating expenses is primarily due to an increase in general and administrative expenses of approximately $229,000. There was an increase in pallet expenses, warehouse supplies and expense and temporary labor at our California facility of approximately $206,000 due to an increase in third party logistics business as well as price increases due to inflation and supply chain shortages. There was an increase in legal, accounting, consulting fees and investor relations expenses of approximately $138,000 primarily related to the private placement transaction (see Note 10 - AUGUST 2021 PRIVATE PLACEMENT). There was an increase in bad debt reserve expense of approximately $165,000 related to the increase in net sales and accounts receivable. These increases were offset by a decrease in payroll expenses of approximately $295,000 primarily due to significant decrease in executive bonus accruals during the three months ended December 31, 2021 compared to the three month period ended December 31, 2020.

INCOME FROM OPERATIONS

There was income from operations of approximately $1,694,000 for the three months ended December 31, 2021 compared to income from operations of approximately $1,493,000 for the three months ended December 31, 2020. The increase in income from operations of approximately $201,000 was primarily due to the increase in gross profit offset by the increase in operating expenses as explained above.

OTHER INCOME (EXPENSES)

Other expenses increased by approximately $103,000 to approximately $165,000 in other expenses, net for the three months ended December 31, 2021 compared to approximately $61,000 in other expenses, net for the same period ended December 31, 2020. During the three months ended December 31, 2020 there was a gain from related party of approximately $188,000 from related party accounts receivable that had previously been written off as uncollectible. During the three months ended December 31, 2021 there was a reduction in interest expense and finance amortization costs of approximately $85,000 compared to the three months ended December 31, 2020 which offset the gain from related party.

INCOME TAXES

For the three months ended December 31, 2021 and 2020 the Company recognized an income tax provision of approximately $103,000 and $264,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 11.1% and 23.0%, respectively.

NET INCOME

For the three months ended December 31, 2021 there was net income of approximately $1,426,000 compared to net income of approximately $1,167,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in Income from Operations, Other Income (Expenses) and Income Taxes.

NINE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2020

NET SALES

Net sales for the nine months ended December 31, 2021 increased to approximately $44,679,000 from $42,310,000 an increase of approximately $2,369,000 as compared to the same period ended December 31, 2020 primarily due to sales increases in two “club store” customers that increased their assortment due to increased consumer demand and was offset by a decrease in CPK product sales.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2021 decreased to approximately $10,215,000 from approximately $11,759,000 a decrease of approximately $1,544,000 as compared to the same period in the prior year. Despite the increase in net sales, which contributed approximately $658,000 increase in gross profit margin, this increase was offset by a decrease of approximately $2,202,000 in gross profit margin or approximately 4.9 margin points on products sold.

Gross profit margin for the nine months ended December 31, 2021 was 22.9% compared to 27.8% for the nine months ended December 31, 2020. There was a decrease in CPK product sales, (that yield a substantially higher gross profit margin than our traditional product) of approximately $2,493,000, which accounted for approximately 2.5 margin points of the 4.9 gross profit margin point decrease. The remaining decrease of approximately 2.4 points of gross margin was primarily due to product cost increases in raw materials and a significant increase in freight costs due to global logistics issues that were only partially passed on to customers.

OPERATING EXPENSES

For the nine months ended December 31, 2021, total operating expenses decreased to approximately $8,261,000 compared to approximately $8,599,000 from the same period in the prior year. This represents a decrease in total operating expenses of approximately $338,000 from the nine months ended December 31, 2020. The decrease in operating expenses is primarily due to a decrease in selling expenses of $547,000. There was a decrease in freight expenses of approximately $460,000 associated with a decrease in outbound freight as two major club accounts did not have special projects requiring the company to ship freight prepaid instead of collect as well as inbound freight expense reduction due to a decrease in product returns. There was a reduction in royalty expense of approximately $325,000 primarily due to the reduction in CPK sales as explained in net sales. These decreases in selling expenses were offset by an increase in discretionary marketing expense of approximately $284,000.

These decreases in selling expenses of approximately $547,000 were offset by an increase in general and administrative expenses of approximately $223,000 primarily due to an increase in legal, accounting, consulting fees and investor relations expenses primarily related to the private placement transaction (see Note 10 - AUGUST 2021 PRIVATE PLACEMENT).

INCOME FROM OPERATIONS

There was income from operations of approximately $1,954,000 for the nine months ended December 31, 2021 compared to income from operations of approximately $3,160,000 for the nine months ended December 31, 2020. The decrease in income from operations of approximately $1,206,000 was primarily due to the reduction in operating expenses offset by the decrease in gross profit as explained above.

OTHER INCOME (EXPENSES)

Other income decreased by approximately $920,000 to approximately $294,000 in other income, net for the nine months ended December 31, 2021 compared to approximately $1,214,000 in other income, net for the same period ended December 31, 2020. During the nine months ended December 31, 2021 there were one-time gains of approximately $696,000 primarily due to forgiveness of the loan under the Paycheck Protection Program of approximately $448,000 which included principal and interest and there was an accounts payable forgiveness of approximately $236,000 from one vendor on goods that were damaged in the prior year compared to a recovery of approximately $1,068,000 in out-of-pocket expenses relating to a prior year damaged goods insurance claim during the nine months ended December 31 2020 and accounts payable forgiveness of $390,000 from the vendor who caused the damaged goods problem. During the nine months ended December 31, 2020 there was a gain from related party of approximately $188,000 from related party accounts receivable that had previously been written off as uncollectible. The remaining variance in other income, net was primarily due to a decrease in interest expense and amortization of deferred financing costs associated with the financing terms of the Crestmark Facility and IHC Facility.

INCOME TAXES

For the nine months ended December 31, 2021 and 2020 the Company recorded an income tax provision of approximately $249,000 and an approximately $1,006,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 11.1% and 23.0%, respectively.

NET INCOME

For the nine months ended December 31, 2021 there was net income of approximately $2,000,000 compared to net income of approximately $3,368,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in Income from Operations, Other Income (Expenses) and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, Singing Machine had cash on hand of approximately $7,375,000 as compared to cash on hand of approximately $823,000 on December 31, 2020. We had working capital of approximately $9,811,000 as of December 31, 2021. Net cash used in operating activities was approximately $3,113,000 for the nine months ended December 31, 2021. During the nine months ended December 31, 2021 there was an increase in accounts receivable of approximately $10,124,000 due to a seasonal increase in sales and an increase in inventories of approximately $5,933,000 due to in-transit and receipt of inventory intended for peak season shipments but were received too late to ship due to global logistics issues. These increases in net cash used in operating activities were offset by an increase in in accounts payable and accrued expenses of approximately $4,531,000 due to delayed receipt of seasonal purchases of product for the peak season due to global logistics issues. There was a decrease in amounts due from Crestmark Bank of approximately $4,557,000 as cash collected in excess of amounts due on the revolving credit during the first quarter was used to pay for the seasonal increase in inventory. There was a seasonal increase in reserve for sales returns of approximately $1,962,000.

Net cash provided by operating activities was approximately $165,000 for the nine months ended December 31, 2020. During the nine months ended December 31, 2020 there was a decrease in insurance receivable of approximately $1,268,000 as we received proceeds for the one-time damaged goods incident that occurred in the prior fiscal year as well as a gain from the extinguishment of accounts payable of $390,000 from one vendor related to the damaged goods issue. There was a decrease in inventory of approximately $1,781,000 as the Company sold excess inventory left over from the prior fiscal year. There was a seasonal increase in reserves for sales returns of approximately $1,742,000. There was an increase in accrued expenses of approximately $580,000 primarily due to seasonal co-op promotion allowances, commissions and royalties. These increases in cash provided by operations were offset by an increase in accounts receivable of approximately $7,056,000 due to peak season sales. There was an increase in amounts due from banks of approximately $1,172,000 due to cash collected in excess of amounts due on the revolving credit facilities with Crestmark Bank. There was a reduction in refunds due to customers of approximately $705,000 primarily due to settlement of prior year damaged goods claims with one major customer. There was a decrease in accounts payable of approximately $1,470,000 as the Company sold off excess inventory from the prior year and did not need to purchase as much new inventory to fulfill orders.

Net cash used in investing activities for the nine months ended December 31, 2021 was approximately $78,000 as compared to approximately $89,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the nine months ended December 31, 2021 was approximately $6,979,000 compared to cash provided by financing activities of approximately $402,000 for the same period ended of the prior year. We borrowed approximately $8,562,000 from our Crestmark Facility and IHC Facility for working capital. In August 2021, the Company received net proceeds of approximately $1,838,000 from the execution of private placement and stock redemption agreements as summarized in the next two paragraphs. These financing activities were offset by a payment of $150,000 on the subordinated related party debt, payment of deferred finance charges associated with the closing of the Crestmark and IHC Facilities of approximately $38,000 with the remaining difference used to pay scheduled installments on installment notes and finance leases.

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

Net cash provided by financing activities for the nine months ended December 31, 2020 was approximately $402,000. We received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program with the remaining variance primarily due to repayments of installment and capital lease payments. In the prior fiscal year we received approximately $284,000 from a financing arrangement with Dimension Funding to finance implementation of a new Enterprise Resource Planning system. This increase in cash provided by financing activities were offset by payments of finance leases and the bank term note of approximately $136,000.

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility with Crestmark and IHC on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020 (See Note 6 – Bank Financing). As of this filing, we have borrowed approximately $2,500,000 on the IHC Facility, is the maximum loan amount on eligible inventory allowed by this facility and borrowed approximately $1,000,000 on our Crestmark Facility which will make available up to $10,000,000 of eligible accounts receivable as the fiscal year progresses. As of this filing the Company has approximately no additional borrowings currently available from the Crestmark facility until the end of February as per the facility agreement at which time the Company will have approximately $1,000,000 available on the facility.

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety. For the nine months ended December 31, 2021, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of income.

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result we incurred a loss in cash flow of approximately $1,559,000 in revenue and approximately $849,000 in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods in the prior fiscal year. As of this filing we have we recovered approximately $2,336,000 from our cargo insurance coverage which settled approximately $1,268,000 in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the condensed consolidated statement of income. For the three and nine months ended December 31, 2020 the gain from damaged goods insurance claim was approximately $0 and $1,068,000, respectively. We also secured vendor invoice credits of $390,000 from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the condensed consolidated statement of income for the nine months ended December 31, 2020.

We believe that current working capital, cash expected to be generated from our operating forecast, along with the availability of cash from our credit facilities (See Note 6 – BANK FINANCING) assuming that they are revised and or extended, will be adequate to meet the Company’s liquidity requirements for at least twelve months from the filing of this report. As both the Crestmark Bank (“Crestmark Facility”) and the Iron Horse Credit (“IHC”) Facility (“IHC Facility”) are set to expire on June 15, 2022, the Company expects to negotiate a revision or extension of these debt facilities upon their maturity, however, there can be no assurance that such revision or extension will occur or at what terms.

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

Based on the progress to date of implementing these remediation measures, the Company anticipates that this material weakness will be remediated by March 31, 2022.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Gary Atkinson, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Lionel Marquis, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: February 14, 2022	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

