Form 10-K
period 2022-03-31
SINGING MACHINE CO INC
filed 2022-07-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 001-41405

THE SINGING MACHINE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309

(Address of principal executive offices)

(954) 596-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	MICS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of September 30, 2021, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTCQX of $10.435 was approximately $5,239,111 (based on 502,071) shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of July 14, 2022 was 3,017,700

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2022

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” that represent our beliefs, projections and predictions about future events within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, ‘‘intends”, “plans”, “believes”, “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	our ability to attract and retain management;
●	our growth strategies;
●	anticipated trends in our business;
●	our future results of operations;
●	our ability to incorporate new and changing technologies;
●	our willingness to develop technological innovation;
●	our liquidity and ability to finance our acquisition and development activities;
●	the impact of inflation and other pricing pressures
●	the impact of government regulation;
●	planned capital expenditures (including the amount and nature thereof);
●	our financial position, business strategy and other plans and objectives for future operations;
●	competition;
●	the ability of our management team to execute its plans to meet our goals;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and
●	other economic, competitive, governmental (including new tariffs), legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

Except as otherwise specifically indicated, all information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 1-for-30 reverse stock split that was effective on May 23, 2022.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to The Singing Machine Co. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings.

We are the leading global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children. Our products are among the most widely available karaoke products in the world. Our mission is to “create joy through music.” In order to deliver on this mission, we are focused on the following multi-prong approach:

●	In the short-term, improve profitability by optimizing operations and continue to expand gross margins.
●	In the mid-to-long-term, continue to grow our global distribution and expand into new product categories that take advantage of our vast distribution relationships and sourcing abilities.

Our Product Portfolio

Our products are sold directly to distributors and retail customers. Our portfolio of owned and licensed brands and products are organized into the following categories:

Karaoke— including our flagship brand Singing Machine, our karaoke line is driven by quality products at affordable price points that we believe deliver great value to our customers. All of our karaoke products are Bluetooth® enabled to allow access to digital music content via our mobile apps available on iOS and Android platforms. We believe our core karaoke line offers best-in-class innovative features that, including but not limited to enables customers to output video to a TV screen, correct singer’s pitch in real-time, stream karaoke content directly to the machine, sing duets, display scrolling lyrics in-time with the song, and play custom karaoke CD+G discs. The Company’s products are sold directly to consumers via its retail channels, ecommerce, its own website, and distributors worldwide. This product category accounted for approximately 82% of our net sales in our fiscal year ended March 31, 2022.

Licensed Products— including brands such as Carpool Karaoke. In 2019, we entered into a 3-year license agreement with CBS® for its Carpool Karaoke brand, made popular by James Corden on The Late Show with James Corden. We launched an innovative Carpool Karaoke Microphone that works specifically in the car. This license agreement with CBS® expires on September 30, 2022. We are actively exploring renewing the license agreement and exploring new licensing opportunities. This product category accounted for approximately 3% of our net sales in our fiscal year ended March 31, 2022.

Microphones and Accessories— we currently offer a line of traditional microphone accessories that are compatible with our karaoke machines. These microphones feature an assortment of colors, come wired or wireless, and may include new features like party lighting and voice changing effects. We are also seeing growth in portable Bluetooth® microphones which are marketed under our Party Machine brand. This product category accounted for approximately 9% of our net sales in our fiscal year ended March 31, 2022.

Singing Machine Kids Youth Electronics— including the brand Singing Machine Kids. Our kids line of products offer fun music entertainment features designed specifically for children. Our kids’ products provide a high-quality introduction to singing and music entertainment for young singers and offer innovative features like voice changing effects, recording, Bluetooth® compatibility, and portability. This product category accounted for approximately 5% of our net sales in our fiscal year ended March 31, 2022.

Music Subscriptions— in conjunction with our premium partner, Stingray Digital, we offer karaoke music subscription services for the iOS and Android platforms as well as a web-based download store and integrated streaming services for our hardware. We currently offer almost 20,000 licensed karaoke songs in the catalog. This product category accounted for approximately 1% of our net sales in our fiscal year ended March 31, 2022.

Product Development and Design

Product development is a key element of our strategic growth plan. We strive to deliver many new, exciting consumer products to market every single year to retain our presence as the market-leader in consumer karaoke products. Strategic product development is done in-house from our corporate headquarters in Fort Lauderdale, FL where we identify new potential categories, features, and price points. Products are created in conjunction with contract product designers and inventors in collaboration with our contract manufacturers in China to deliver products that represent tremendous value to our customers. In addition to new products, we always look for ways to improve existing products to hit more affordable price points or improve features based upon market feedback.

Business Segments

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our retailer’s websites, and our own direct to consumer website. In North America, our customers include Amazon, Costco, Sam’s Club, Target and Wal-Mart. Our largest international territories are the U.K. and Australia, where we sell through international distributors, representatives. We also sell to select international retail customers in geographic locations where we do not have a direct sales presence.

Suppliers and Manufacturing

We source our products from a variety of contract manufacturers in southern China. We are not dependent on any one supplier as we use many manufacturers (currently over 5) to make our products. We maintain a Hong Kong office that provides us with factory management, sourcing, quality control, engineering, and product development. We buy finished goods from our suppliers and generally do not source raw materials for manufacturing, however in limited circumstances where we develop proprietary hardware and software, we will secure the proprietary circuits and provide to our contract manufacturers for assembly into the final product. While we are not responsible for sourcing raw materials, we rely on our contract manufacturers’ ability to secure injected plastic, wood cabinets, integrated circuits, display panels, speaker drivers, and other components that are necessary for assembly into our final products.

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

Sales and Marketing

Our products are marketed and sold through our direct sales team, working in conjunction with independent sales representatives that provide sales and customer support for our retail customers in North America. Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of approximately 60-90 days. Our sales terms indicate that we only accept returns for defective merchandise, however we have accepted overstock returns from our retail partners in the past. Please see risk factor titled “We are subject to the risk that some of our large customers may return karaoke products that they have purchased from us and if this happens, it would reduce our revenues and profitability” under “Risk Factors”.

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

Intellectual Property

We rely on a combination of word and design mark trademarks and trade secrets to protect our intellectual property. In certain circumstances, we will partner with third parties to develop proprietary products, and, where appropriate, we have license agreements related to the use of third-party innovation in our products. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Customers

Sales to our top five customers together comprised approximately 90% of our net sales in both fiscal years ended March 31, 2022 and March 31, 2021. In our fiscal year ended March 31, 2022, revenues from three of these customers represented greater than 10% of net sales at a percentage of 37%, 18%, and 17% of total net sales. In our fiscal year ended March 31, 2021, revenues from four of these customers represented greater than 10% of net sales at a percentage of 36%, 20%, 13% and 12% of total net sales.

We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers’ willingness to purchase and provide shelf space for our products.

Seasonality

We do experience heightened seasonal demand for our products in our second and third quarters of our fiscal year. In our fiscal year ended March 31, 2022 and our fiscal year ended March 31, 2021, approximately 81% and 86%, respectively, of our net sales shipped in our second and third quarters. However, we continually look for products and new categories to reduce our exposure to seasonality variances.

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

Human Capital Resources

We believe that the development, attraction and retention of employees is an important factor to our Company’s success. We offer our employees a wide range of benefits, including 100% paid health benefits for the employee, generous leave, vacation, and personal paid time-off, 12 paid company holidays a year, and flexible work hours to work-from-home. To support the advancement of our employees, we offer training and development programs encouraging advancement from within. As of the filing of this report, we had 32 employees, 17 of which are located at our corporate office and 15 at our logistics center in Ontario, California. During peak shipping season, (July through December), we rely heavily on temporary labor at our logistics warehouse to handle the increased shipment volume.

Environmental Issues

We may be subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

Recent Developments

Controlled Company

Subsequent to March 31, 2022, and as of the date of this report, Digital Power Lending, LLC (“Digital Power Lending”) beneficially owns and BitNile Holdings, Inc. (“BitNile Holdings”) and Milton C. Ault, III (“Ault,” and collectively with Digital Power Lending and BitNile Holdings, “BitNile”) may be deemed to beneficially own an aggregate of 1,568,849 shares of our common stock or approximately 52.0% of our outstanding shares. Digital Power Lending is a wholly owned subsidiary of BitNile Holdings. Mr. Ault is the Executive Chairman of BitNile Holdings.

As longs as BitNile continues to hold more than 50% of the voting power of our Company, we will be a “controlled company” as defined under Nasdaq Marketplace Rules.

For so long as we are a controlled company under Nasdaq Marketplace Rules, we are permitted to elect to rely on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;

●	an exemption from the rule that the compensation of our CEO must be determined or recommended solely by independent directors; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

BitNile has indicated that it intends to appoint two directors to our Board of Directors. Upon the appointment of the BitNile nominees, our Board of Directors will increase in size to seven directors, of which less than a majority will be “independent” as defined under Nasdaq Marketplace Rules.

Reverse Stock Split and Nasdaq Listing

On May 23, 2022, the Company effected a reverse stock split of its shares of common stock in a ratio of 1:30. The reverse stock split was affected to meet The Nasdaq Capital Market’s minimum bid price requirement. All information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to this 1-for-30 reverse stock split.

Our common stock was approved for listing on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital Market on May 24, 2022.

Public Offering

On May 23, 2022, we consummated a public offering of 1,000,000 shares of our common stock for gross proceeds of $4.0 million prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $0.7 million. The offering closed on May 26, 2022. As compensation, we issued to the underwriter in the public offering warrants to purchase up to 100,000 shares of our common stock. The warrants are exercisable six months from the commencement of sales under the public offering, have an exercise price of $5.00 per share and expire five years from the date of issuance.

Stock Redemption Agreement

Prior to August 10, 2021, the Company was partially held by koncepts International Limited (“koncepts”) which was a major shareholder of the Company that owned approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2021. The Company was also partly held by Treasure Green Holdings Ltd. (“Treasure Green) which owned approximately 2% of our common stock. In total approximately 51% of the Company’s shares of common stock on a fully diluted basis as of March 31, 2021 were previously owned by koncepts and Treasure Green. koncepts and Treasure Green are owned by Fairy King Prawn Holdings Limited (“Fairy King”), an investment holding company incorporated in the British Virgin Islands, principally owned by the Company’s then Chairman, Philip Lau.

On August 5, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with koncepts and Treasure Green, pursuant to which the Company redeemed 654,105 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company in consideration of a payment by the Company of approximately $7,162,000 to koncepts and Treasure Green. The Redeemed Shares were retired and returned to the unissued authorized capital of the Company.

Prior to August 10, 2021, we did business with a number of entities that are principally owned by the Company’s former Chairman, Philip Lau, including Starlight R&D Ltd (“SLRD”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”), Winglight Pacific, Ltd (“Winglight”) and Starlight Electronics Company Ltd (“SLE”), among others.

Pursuant to the Redemption Agreement, neither koncepts nor Treasure Green remained shareholders of the Company and SLRD, SCE, Cosmo, Winglight and SLE are no longer related parties.

Available Information

The Company is incorporated under the laws of the State of Delaware and was formed in 1994. Our common stock is traded on the NASDAQ Capital Market under the symbol “MICS”. Our principal executive offices are located at 6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL, and our telephone number is (954) 596-1000. We maintain our corporate website at www.singingmachine.com. Our website also includes corporate governance information, including our Code of Ethics and our Board committee charters. The information contained on our website does not constitute a part of this report.

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

RISKS ASSOCIATED WITH OUR BUSINESS

THE COVID-19 PANDEMIC HAS AFFECTED OUR BUSINESS IN MANY DIFFERENT WAYS, AND MAY AMPLIFY THE RISKS AND UNCERTAINTIES FACING OUR BUSINESS WHICH MAY IMPACT OUR BUSINESS AND FINANCIAL RESULTS.

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. and world economy to deteriorate in fiscal year 2022. During our fiscal year ended March 31, 2022, demand for consumer electronics products including home based entertainment and toys remained strong. However, late delivery of key products for the holiday season due to global logistics issues resulted in lost sales and an increase in inventory of approximately $5.5 million greater than planned at the end of our fiscal year ended March 31, 2022. While many of the restrictions and measures initially implemented in response to the pandemic have since been softened or lifted in varying degrees in different locations around the world, and the manufacture and distribution of COVID-19 vaccines during calendar year 2021 and 2022 helped to initiate a recovery from the pandemic, the uncertainty regarding existing and new potential variants of COVID-19 and the success of any vaccines in respect thereof, may in the future cause a reduction in global economic activity or prompt, the re-imposition of certain restrictions and measures. In addition, even if not required by governmental authorities, increases in COVID-19 cases, such as if a new variant emerges, may result in significantly reduced economic activity, which could impact our business and our financial results.

OUR SUPPLY CHAIN MAY BE MATERIALLY ADVERSELY IMPACTED BY THE WORLDWIDE FINANCIAL MARKETS AND GLOBAL EVENTS

We rely upon the facilities of our third-party manufacturers in China to manufacture our products and export our products throughout the world. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on manufacturing and the movement of employees in many regions of China during our fiscal year ended March 31, 2021 and continuing into fiscal 2022. In late calendar 2021, the increased demand for consumer electronics products and current economic recovery continued to increase worldwide demand for products using semiconductor “chip” components in the production of most consumer electronics which has resulted in an international shortage of chips available to fulfill demand. As a result, we have experienced longer delivery lead times and some unavailability of these components which have delayed delivery of some of our products. We have also experienced delays in delivery schedules due to new outbreaks of COVID-19 in Southern China that have forced temporary closures of some key shipping ports. The port closures have also led to a temporary shortage of shipping containers which have resulted in significant price increases due to increased demand. While we have seen the easing of COVID-19 restrictions and the impact on our business, we cannot predict the impact of the resurgence of variants of COVID-19 and other factors affecting local and global economies, specifically China.

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED BY ANY NEGATIVE IMPACT ON THE GLOBAL ECONOMY AND CAPITAL MARKETS RESULTING FROM THE CONFLICT IN UKRAINE OR ANY OTHER GEOPOLITICAL TENSIONS.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in credit and capital markets.

Additionally, Russia’s military interventions in Ukraine have led to sanctions and other penalties being levied by the U.S., European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. In addition, the invasion of Ukraine and the resulting sanctions imposed on Russia have resulted in increased volatility in the financial markets and the markets for certain commodities including oil, which may significantly impact the manufacturers that we rely on, but is not expected to have any direct impact on us.

While the Company has not experienced any direct impact from the conflict in the Ukraine, the extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial and could adversely affect our operating results as they impact the global economy in the future.

CHANGES IN GOVERNMENT REGULATIONS RELATING TO INTERNATIONAL TARIFFS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PRODUCT COST AND PROFITABILITY.

U.S. government administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” and increased costs for goods imported into the United States. All of our products are manufactured and imported from China. However, only our microphone products are currently subject to 7.5% tariffs currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases we could experience reductions in revenues, gross profit margin and results from operations.

A SMALL NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND CASH FLOW.

We rely on a few large customers to provide a substantial portion of our revenues. Sales to the Company’s top five customers together comprised approximately 90% of our net sales for both of our fiscal years ended March 31, 2022 and 2021. In our fiscal year ended March 31, 2022, revenues from three of these customers represented greater than 10% of net sales at a percentage of 37%, 18%, and 17% of total net sales. In our fiscal year ended March 31, 2021, revenues from four of these customers represented greater than 10% of net sales at a percentage of 36%, 20%, 13% and 12% of total net sales. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In our fiscal years ended March 31, 2022 and 2021, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $3.6 million or 7.5% of our net sales in our fiscal year ended March 31, 2022 and approximately $4.1 million or 9.1% of our net sales in our fiscal year ended March 31, 2021. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. The primary reason for the 1.6 percentage point decrease in returns was due to a decrease in overstock returns from our major customers. Our factories charge customary repair and freight costs which increase our expenses and reduce profitability. If any of our customers were to increase the volume of their returned karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices and threatened to buy our competitor’s products. If we do not meet our customer’s demands to lower our regular prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large cooperative (“co-op”) promotion incentives, which effectively reduce our net sales and profit. We gave co-op promotion incentives of approximately $1.7 million during our fiscal year ended March 31, 2022 and $2.0 million during our fiscal year ended March 31, 2021. We have historically offered co-op promotion incentives to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2022 we had approximately $14.2 million in inventory as compared to $5.5 million in inventory as of March 31, 2021. The primary reasons for the increase in inventory is due to late delivery of key products for the holiday season due to global logistics issues resulting in lost sales and an increase in inventory as of March 31, 2022 of approximately $5.5 million with the remaining increase due to new product received and in-transit for a program with one major customer. If we are unable to sell this inventory during fiscal 2023 at historical or greater margins, our cash flow for operations will be negatively impacted.

WE ARE SUBJECT TO INSURANCE RISK OF LOSS FOR GOODS DAMAGED WHILE IN TRANSIT FROM THE MANUFACTURER TO THE CUSTOMER AND OUR WAREHOUSE.

All of our goods are manufactured in China and are transported to customers and our warehouse in California via ocean vessel. As such, we are subject to damages that may occur to these goods when they are in transit to customers or our warehouse. Should substantial damage incur while goods are in transit, we could experience a significant loss of revenue, inventory and incur significant out of pocket expenses associated with destruction of the damaged goods, which could cause a significant loss from operations and reduction in cash flow. During our fiscal year ended March 31, 2020, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory resulting in a loss of approximately $2.4 million. We recovered approximately $2.3 million from our cargo insurance coverage during our fiscal year ended March 31, 2021. During our fiscal years ended March 31, 2022 and 2021 we also secured vendor invoice credits of approximately $0.3 million and $0.4 million, respectively, from the factory and factory’s representative that caused the damage. While we have taken measures to prevent a similar incident in the future, there can be no guarantee that this type of damage or other types of damage could occur in the future. Due the size of the claim, we have obtained insurance coverage for goods that are shipped direct import to our customers whose shipping terms are FOB shipping point and for goods in transit to our California warehouse however, certain exclusions have been added that may prevent insurance coverage of this type of incident in the future.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during our second fiscal quarter ending September 30 and our third fiscal quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 81% and 86% of net sales in our fiscal years ended March 31, 2022 and, 2021, respectively.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Singsation®, Singtrix®, eKids®, Bonaok, Karaoke USA™, Ion® Audio, licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor’s price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during our fiscal year ended March 31, 2022, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in our fiscal year ending March 31, 2023. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD’s, and DVD’s and streaming video.

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

OUR PRODUCTS ARE SHIPPED FROM CHINA AND ANY DISRUPTION OF SHIPPING COULD PREVENT OR DELAY OUR CUSTOMERS’ RECEIPT OF INVENTORY.

We rely principally on four contract ocean carriers to ship substantially all of the products that we import to our warehouse facility in Ontario, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers’ receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced and our results of operations adversely affected.

OUR MANUFACTURING OPERATIONS ARE LOCATED IN THE PEOPLE’S REPUBLIC OF CHINA, SUBJECTING US TO RISKS COMMON IN INTERNATIONAL OPERATIONS. IF THERE IS ANY PROBLEM WITH THE MANUFACTURING PROCESS, OUR REVENUES AND NET PROFITABILITY MAY BE REDUCED.

We currently use five factories in China to manufacture all of our karaoke products. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

WE DEPEND ON THIRD PARTY SUPPLIERS FOR PARTS FOR OUR KARAOKE MACHINES AND RELATED PRODUCTS, AND IF WE CANNOT OBTAIN SUPPLIES AS NEEDED, OUR OPERATIONS WILL BE SEVERELY DAMAGED.

Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials that are used to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, they we will be unable to produce our products. Currently there is a worldwide shortage of electronic chips due to the increased demand for semiconductors and we are currently competing with large companies to obtain these parts and could see production and shipment delays. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems and delivery delays, which would impact our sales.

WE DEPEND ON THE ABILITY OF OUR SUPPLIERS TO MANUFACTURE OUR PRODUCTS WITHOUT INFRINGING, MISAPPROPRIATING OF OTHERWISE VIOLATING THE INTELLECTUAL PROPERTY OF PROPRIETARY RIGHTS OF OTHERS IN MANUFACTURING OUR PRODUCTS.

We source our products from a variety of contract manufacturers. We buy finished goods from our suppliers and generally do not source raw materials and parts for manufacturing and assembly into the final product. We rely on our contract manufacturers’ ability to secure injected plastic, wood cabinets, integrated circuits, display panels, speaker drivers, and other components that are necessary for assembly into our final products. While we are not responsible to source raw materials, we rely on these suppliers to have all required licenses or proprietary rights to the materials that are incorporated into the final product. In addition, we rely on the representations of our contract manufacturers that they are using materials and components that meet all necessary legal, safety, and compliance requirements. If our suppliers do not have the proper licenses or rights or are not in compliance with all regulatory requirements, we may be named a party or be subject to claims, including claims of infringement or violating the intellectual property or proprietary rights of third parties with respect to our products.

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

HIGH INFLATION AND UNFAVORABLE ECONOMIC CONDITIONS COULD NEGATIVELY AFFECT OUR OPERATIONS AND RESULTS.

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including inflation, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. For example, in 2021 and continuing into 2022, the United States has experienced a rapid increase in inflation levels of over 8.6%, which is now at a 40-year historic high. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs.

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

WE MAY ENCOUNTER DIFFICULTIES ACCESSING CAPITAL

We currently have an Intercreditor Revolving Credit Facility with Crestmark Bank for a $10.0 million facility (decreasing to $5.0 million in off-peak season) on eligible accounts receivable under an evergreen arrangement that terminates upon written notice by the Company and is subject to a termination fee if terminated by the Company anytime other than the annual renewal date of June 11. We also have a $2.5 million facility on eligible inventory with Iron Horse Credit that was to expire on June 11, 2022. However, absent any termination notice given by the Company to IHC, the current financing arrangement automatically renewed for another twelve-month term and is subject to a termination fee if terminated by the Company prior to the twelve-month renewal date. There can be no assurances that we can obtain any new financing or that we will be able to successfully enter into any arrangements upon terms that are acceptable to the Company in the future. Should there be a disruption in the current levels of these markets or a deterioration of our business, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

OUR PRODUCTION COSTS MAY INCREASE IF WE ARE REQUIRED TO MAKE PURCHASES USING THE CHINESE YUAN INSTEAD OF THE U.S. DOLLAR.

The majority of our products are currently manufactured in China. During the fiscal year ended March 31, 2022, the Chinese local currency had no material effect on the Company as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations. We sell our product to Canadian customers some of whom require us to invoice them in Canadian Dollars. We are subject to risks involved in the exchange rate between the Canadian and US dollar. However, the exchange rate has been stable during our fiscal year ended March 31, 2022 and the associated exchange rates did not have a material impact on our financial results. Should the exchange rate between the Canadian and US Dollar become more volatile and sales to Canadian customers increase, there could be a material adverse effect on our business.

OUR PROFIT MARGIN MAY BE DECREASED DUE TO INCREASED PRICES OF RAW MATERIALS, SHIPPING COSTS AND COSTS ASSOCIATED WITH PRODUCTION.

Fluctuation in the price of oil, electronic chip components and shipping costs have and will continue to affect the Company in connection with the sourcing and delivery of raw materials and services. We expect to see increased cost in our finished goods during fiscal year 2023 due to the significant increases in the price of oil, rising inflation, increased cost of trans-oceanic shipping, increased drayage costs, electronic component price increases and increases in the cost of labor related to regulations instituted in China which impact wages related to the cost of production. These issues are common to all companies in the same type of business and if the Company is not able to negotiate lower costs, reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

OUR SUCCESS DEPENDS LARGELY ON THE CONTINUED SERVICES OF OUR SENIOR MANAGEMENT TEAM AND CERTAIN KEY EMPLOYEES.

We rely on our executive officers and key employees in the areas of business strategy, marketing, sales, services, and general and administrative functions. From time to time, there may be changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not maintain key-man insurance for any member of our senior management team or any other employee. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

WE PRIMARILY RELY ON TRADE SECRET PROTECTION AND NON-DISCLOSURE AGREEMENTS TO PROTECT OUR PROPRIETARY INFORMATION, WHICH MAY NOT BE EFFECTIVE.

We currently rely on trade secret protection and non-disclosure agreements with our employees, consultants and third-parties to protect our confidential and proprietary information. If we do not protect our intellectual property and other confidential information adequately, competitors may be able to use our proprietary technologies and information and thereby erode any competitive advantages they provide us.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent these rights are effectively maintained as confidential. We expect to rely primarily on trade secret and contractual protections for our confidential and proprietary information and we have taken security measures we believe are appropriate to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. We seek to protect our proprietary information by, among other things, entering into confidentiality agreements with employees, consultants and other third parties. These confidentiality agreements may not sufficiently safeguard our trade secrets and other confidential information and may not provide adequate remedies in the event of unauthorized use or disclosure of this information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other proprietary information could be difficult, expensive and time-consuming and the outcome could be unpredictable. In addition, trade secrets or other confidential information could otherwise become known or be independently developed by others in a manner that could prevent legal recourse by us. If any of our trade secrets or other confidential or proprietary information were disclosed or misappropriated or if any such information was independently developed by a competitor, our competitive position could be harmed and our business could suffer.

RISKS ASSOCIATED WITH OUR CAPITAL STRUCTURE

FUTURE SECURITIES ISSUANCES COULD RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND IMPAIR THE MARKET PRICE OF OUR COMMON STOCK.

Future issuances of shares of our common stock could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options and warrants to purchase our shares of our common stock are exercised or options or other equity-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock.

BECAUSE CERTAIN OF OUR STOCKHOLDERS CONTROL A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK, THEY MAY HAVE EFFECTIVE CONTROL OVER ACTIONS REQUIRING STOCKHOLDER APPROVAL

As of the date of this report, Digital Power Lending beneficially owns and BitNile Holdings and Ault may be deemed to beneficially own an aggregate of 1568,849 shares of our common stock or approximately 52.0% of our outstanding shares. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

AS A “CONTROLLED COMPANY” UNDER THE RULES OF THE NASDAQ CAPITAL MARKET, WE MAY CHOOSE TO EXEMPT OUR COMPANY FROM CERTAIN CORPORATE GOVERNANCE REQUIREMENTS THAT COULD HAVE AN ADVERSE EFFECT ON OUR PUBLIC STOCKHOLDERS.

Subsequent to March 31, 2022 and as of the date of this report, Digital Power Lending beneficially owns and BitNile Holdings and Ault may be deemed to beneficially own an aggregate of 1,568,849 shares of our common stock or approximately 52.0% of our outstanding shares. Digital Power Lending is a wholly owned subsidiary of BitNile Holdings. Mr. Ault is the Executive Chairman of Bitnile Holdings.

As long as BitNile continues to hold more than 50% of the voting power of our Company, we will be a “controlled company” as defined under Nasdaq Marketplace Rules.

For so long as we are a controlled company under Nasdaq Marketplace Rules, we are permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;

●	an exemption from the rule that the compensation of our CEO must be determined or recommended solely by independent directors; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

As a result, you may not have the same protection afforded to stockholders of companies that are subject to these corporate governance requirements.

BitNile has indicated it intends to appoint two directors to our Board of Directors. Upon the appointment of the BitNile nominees, our Board of Directors will increase in size to seven directors, of which less than a majority will be “independent” as defined under Nasdaq Marketplace Rules.

OUR CERTIFICATE OF INCORPORATION ALLOW FOR OUR BOARD OF DIRECTORS TO CREATE NEW SERIES OF PREFERRED STOCK WITHOUT FURTHER APPROVAL BY OUR STOCKHOLDERS, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 1,000,000 shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may create such series and issue such shares in the future.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We entered into an operating lease agreement, effective October 1, 2017, for our corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The base rent payment is approximately $9,700 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. On June 15, 2020, we executed a three-year lease extension which will expire on August 31, 2023. The base rent payment is approximately $67,300 per month with a 3% increase every 12 months for the remaining term of the extension.

We believe that our facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

On September 11, 2020 a complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernardino County. The complaint alleges an employee of the Company committed employment practice violations against a former temporary employee not employed by us. Management has investigated the allegation and has engaged an employment attorney to defend the lawsuit. The case is still in discovery and no trial date has been set. The complaint seeks damages estimated to be no less than $500,000 in a money judgment. Management does not believe the claims have merit and does not believe the lawsuit will have a material adverse effect on our financial results.

On April 29, 2022, a complaint was filed by Tunnel IP LLC against the Company in the U.S District Court for the Southern District of Florida. The Complaint alleges that one of the Company’s products, SDL2093, infringes on U.S. Patent No. 7,916,877. On June 24, 2022, Tunnel IP agreed to dismiss all claims against the Company with prejudice.

As of this filing management is not aware of any other legal proceedings other than matters that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Through May 23, 2022, our common stock traded on the OTC Markets, Inc.’s OTCQX under the symbol “SMDM.” Effective March 24, 2022, our common stock began trading on the Nasdaq Capital Markets under the symbol “MICS.”

Prior to May 24, 2022, the Company’s common stock traded on the OTCQX under the symbol “SMDM”.

As of this filing, based upon information received from our transfer agent, there were approximately 184 record holders of our outstanding common stock. This number does not include:

●	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

●	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. Our Board of Directors intends to continue its policy for the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK ISSUANCES

On May 17, 2021, the Company issued 667 shares of its common stock to a former member of the Board of Directors who exercised stock options at an average exercise price of $7.20 per share.

On August 20, 2021, the Company issued an aggregate of 575 shares of its common stock to its non-employee directors at $8.70 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2022.

On December 31, 2021, the Company issued an aggregate of 2,000 shares of its common stock to a member of the Board of Directors who exercised stock options at an average exercise price of $4.50 per share.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis of Financial Condition and Results of Operation is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations.

The following discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended March 31, 2022 and 2021 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this report. See also the section captioned “Disclosure on Forward-Looking Statements” in this report.

OVERVIEW

Our primary objectives for the fiscal year ended March 31, 2022 (“Fiscal 2022”) were to:

●	increase our revenues by expanding our product lines and customer base;
●	maintain the general and administrative costs while increasing revenue;
●	decrease ending inventory on hand;
●	improve profitability;

Revenues increased by approximately $1.7 million or approximately 3.7% primarily due to an increase in our two largest customers of approximately $4.2 million who increased the number of products offered offset by decreases in two of our top-five customers who experienced a decrease of approximately $2.5 million in sales of Carpool Karaoke (“CPK”) product. Gross profit margins decreased by approximately 4.0 margin points to 22.8% primarily due a decrease of approximately $3.1 million in sales of high margin yield CPK product which accounted for approximately 3.0 margin points of the decrease offset by reduction in co-op promotion incentives of approximately $0.2 million or approximately 0.7 points as several major customers did not offer their usual holiday campaigns due to supply issues caused by global logistics issues. The remaining decrease of approximately 1.7 points of gross margin was primarily due to unit cost increases to products from increases in raw materials and a significant increase in freight costs due to global logistics issues that were only partially passed on to customers. Operating expenses decreased approximately $0.1 million primarily due a decrease in royalties paid on CPK licensed product of approximately $0.3 million offset by an increase in general and administrative expenses of approximately $0.2 million primarily due to an increase consultation and professional services associated with guidance in investor relations and planning of contemplated one-time capital transactions. Inventory on hand increased by approximately $8.7 million of which approximately $5.4 million was for late delivery of seasonal product due to global logistics difficulties during peak season. The remaining increase in inventory was primarily due to new products purchased by one major customer that partially shipped during the first quarter ended June 30, 2022 with the remaining scheduled to ship during the second quarter ending September 30 2022. Net income decreased by approximately $1.9 million primarily due to an approximately $1.5 million reduction in gross profit margin with the remaining decrease primarily due to reduced net one-time gains.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company’s total revenues:

	For the Fiscal Years Ended
	March 31, 2022	March 31, 2021

Net Sales	100.0%	100.0%
Cost of Sales	77.2%	73.2%
Operating Expenses	22.6%	23.7%
Operating Income	0.1%	3.1%
Other Income, Net	0.4%	2.5%
Income Before Income Tax (Provision) Benefit	5.0%	5.6%
Income Tax (Provision) Benefit	0.1%	-1.0%
Net Income	0.4%	4.6%

FISCAL YEAR ENDED MARCH 31, 2022 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2021

NET SALES

Net sales for the year ended March 31, 2022 (“Fiscal 2022”) were approximately $47.5 million. This represents an increase of approximately $1.7 million as compared to approximately $45.8 million in the fiscal year ended March 31, 2021 (“Fiscal 2021”). This increase was primarily due an increase in sales to our two largest customers of approximately $4.2 million who increased the number of products offered to its customers and offset by decreases in two of our top-five customers that experienced a decrease of approximately $2.5 million in sales of CPK product.

GROSS PROFIT

Gross profit for Fiscal 2022 was approximately $10.8 million or 22.8% of total revenues compared to approximately $12.3 million or 26.8% of sales for Fiscal 2021, a decrease of approximately $1.5 million as compared to the same period in the prior year. There was a decrease in our gross profit margin of approximately 4.0 margin points which accounted for approximately $2.2 million gross profit margin. This decrease was offset by the gross profit contribution of approximately $0.5 million due to the increase in net sales as explained above and a decrease in co-op promotions of approximately $0.2 million.

Gross profit margin for Fiscal 2022 was 22.8% compared to 26.8% for Fiscal 2021, a decrease of 4.0 margin points. The decrease in CPK sales as discussed above contributed approximately 3.0 margin points of the decrease. There was a gross profit margin increase of approximately 0.7 margin points due to a decrease in promotion incentives of approximately $0.2 million. The remaining 1.7 gross margin point decrease was primarily due to product cost increases in raw materials and a significant increase in freight costs due to global logistics issues that were only partially passed on to customers.

OPERATING EXPENSES

During the fiscal year ended March 31, 2022, our operating expenses decreased from approximately $10.9 million to approximately $10.8 million, a decrease of approximately $0.2 million compared to the same period last year. Selling expenses decreased by approximately $0.4 primarily due to decreased royalty expense of approximately $0.3 million commensurate with the decrease in CPK product sales as explained above. There was an increase in discretionary marketing expense of approximately $0.4 million which included approximately $0.1 million to upgrade our website and develop direct-to consumer business. This increase was offset $0.4 million due to a decrease of approximately $0.3 million in outbound freight as we were able to move one major customer from shipping terms from freight prepaid to freight collect. The decrease in selling expenses of $0.4 million was offset by an increase in general and administrative expenses of approximately $0.2 million primarily due to an increase consultation and professional services associated with guidance in investor relations and planning of contemplated one-time capital transactions.

OTHER INCOME (EXPENSES)

Other income (expenses), net decreased by approximately $1.0 million to approximately $0.2 in other income, net for the fiscal year ended March 31, 2022 compared to approximately $1.2 million in other income, net for the same period ended March 31, 2021. For the fiscal year ended March 31, 2022 there were one-time gains of approximately $0.4 million for the forgiveness of the Paycheck Protection Program loan and a gain of approximately $0.4 million primarily from a vendor settling accounts payable related to a damaged goods incident that occurred in the fiscal year ended March 31, 2020. This compares to the fiscal year ended March 31, 2021 when there were one-time gains associated with the recovery of approximately $1.1 million in out-of-pocket expenses relating to a prior year damaged goods insurance claim and a vendor settling accounts payable of $0.4 million from the factory that caused the damage. There was an additional one-time gain of approximately $0.2 million from Cosmo, a related party, related to payment in fiscal 2021 of prior year sales which were reversed and the related receivable was initially deemed uncollectible and written off in the prior fiscal year.

Interest and amortization expense associated with the financing terms of the Crestmark Bank financing facility and Ironhorse financing facility increased to approximately $0.6 million for the fiscal year ended March 31, 2022 from approximately $0.5 million for the year ended March 31, 2021, an increase of approximately $0.1 million.

INCOME BEFORE INCOME TAX PROVISION

We had income before income tax provision of approximately $0.3 million in Fiscal 2022 compared to income before income tax provision of approximately $2.6 million in Fiscal 2021 for a total decrease in income before income tax provision of approximately $2.3 million. Net income from operations contributed approximately $1.4 million of the decrease due primarily to the decrease in gross profit as explained above. The decrease in other income and expenses, net of $1.2 million as explained above accounted for the remaining decrease in income before income tax provision.

INCOME TAX PROVISION

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. On both March 31, 2022 and 2021, we had net deferred tax assets of approximately $0.9 million. The deferred tax assets on March 31, 2022 and 2021 were net of a valuation allowance of approximately $78,000 and approximately $23,000, respectively due to management’s belief that certain tax assets will more than likely expire prior to the Company’s these assets being realized.

In Fiscal 2022 we recognized an income tax provision of approximately $0.1 million compared to an income tax provision of approximately $0.5 million in Fiscal 2021. The Company’s effective tax rate for the fiscal year ended March 31, 2022 was approximately 20.0% as compared to 17.4% for Fiscal 2021.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

NET INCOME

As a result of the foregoing, we had net income of approximately $0.2 million and $2.2 million for Fiscal 2022 and Fiscal 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2022, we had cash on hand of approximately $2.3 million as compared to cash on hand of approximately $0.4 million on March 31, 2021. The increase of cash on hand of approximately $1.9 million was primarily due to approximately $4.0 million provided by financing activities and offset by approximately $2.0 million in net cash used in operating activities. As of March 31, 2022, our working capital was approximately $7.8 million.

During the next twelve-month period, we plan on financing our working capital needs primarily from:

1) Vendor financing – All our key vendors in China have agreed to manufacture on behalf of the Company without advanced payments and have extended payment terms to the Company. The terms with the factories are sufficient to cover the factory direct import sales which are expected to account for approximately 60% of the total revenues in the fiscal year ending March 31, 2023.

2) Credit Facility - We currently have an Intercreditor Revolving Credit Facility with Crestmark Bank for a $10.0 million facility (decreasing to $5.0 million in off-peak season) on eligible accounts receivable under an evergreen arrangement that terminates upon written notice by the Company and is subject to a termination fee if terminated by the Company anytime other than the annual renewal date of June 11. We also have a $2.5 million facility on eligible inventory with Iron Horse Credit that was to expire on June 11, 2022. However, absent any termination notice given by the Company to IHC, the current financing arrangement automatically renewed for another twelve-month term and is subject to a termination fee if terminated by the Company prior to the twelve-month renewal date. Approximately $4.0 million of borrowings are available under all our credit facilities as of the date of this filing .

3) Equity Raise – On May 23, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., who acted as the sole underwriter (the “Underwriter”), in a firm commitment underwritten public offering (the “Offering”) pursuant to which the Company sold to the Underwriter 1,000,000 shares (the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”) for gross proceeds of $4.0 million prior to deducting underwriting discounts and commissions and other estimated offering expenses. After underwriter discounts, commissions and other estimated offering expenses of approximately $0.7 million we received approximately $3.3 million to be used as working capital. The offering closed on May 26, 2022.

The Company believes that its cash on hand, working capital (net of cash), cash expected to be generated from its operating forecast, along with the availability of cash from its credit facilities, will be adequate to meet the Company’s liquidity requirements for at least twelve months from the filing of this annual report .

Cash used in operating activities in Fiscal 2022 was approximately $2.0 million. There was an increase in inventory of approximately $8.4 million of which approximately $3.7 million was additional inventory due to product that was delivered too late for seasonal shipments as a result of global logistics difficulties, approximately $3.3 million was new product purchased for one major customer that was in-transit with the remaining increase primarily due to CPK inventory to be re-launched during the upcoming fiscal year. There was an increase in accounts receivable of approximately $0.6 million due to later than usual shipments due to global logistics issues. These decreases in cash used in operations were offset by an increase in amounts due from banks of approximately $4.5 million due to cash required to pay vendors for the additional inventory and an increase in accounts payable of approximately $2.5 million primarily due to new seasonal goods in-transit.

Cash provided by operating activities in Fiscal 2021 was approximately $0.2 million. There was net income of approximately $2.1 million. There was a decrease in inventory of approximately $2.1 million primarily due to increased demand for our CPK product through social media awareness and increased demand for our home-based entertainment products during the COVID pandemic which allowed us to sell through most of the excess inventory from the prior fiscal year. There was a decrease in insurance receivable of approximately $1.3 million associated with the recovery of a pending insurance claim associated with water damaged goods in the prior fiscal year. These increases in cash provided by operations were offset by a reduction in accounts payable of approximately $3.2 million primarily due to the payment of significant amounts held back from the factory that caused the damaged goods issue in the prior fiscal year upon receipt of the related insurance claim proceeds. There was an increase in amounts due from banks of approximately $2.2 million due to excess cash collected over amounts due on the lines of credit associated with the operating cash generated from the reduction in inventory. There was a decrease in refunds due to customers of approximately $0.7 million associated with the settlement of the unpaid portion of chargebacks for damaged goods due to one customer from the prior fiscal year.

Cash used in investing activities for Fiscal 2022 and Fiscal 2021 was approximately $0.1 million and $0.2 million, respectively primarily for the purchase of molds and tooling for new karaoke models.

Net cash provided by financing activities for Fiscal 2022 was approximately $4.0 million. We received loan proceeds from our inventory line of credit of approximately $2.4 million. In August 2021, the Company received net proceeds of approximately $1.8 million from the execution of private placement and stock redemption agreements as summarized in the next two paragraphs. These financing activities were offset by a payment of $150,000 on the subordinated related party debt, with the remaining offset primarily due to payments made on scheduled installments on installment notes and finance leases.

In August 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and a strategic investor for private placement of (i) 550,000 shares of its common stock (the “Shares”) together with common warrants to purchase up to 550,000 shares of common stock for an exercise price of $10.50 per share, and (ii) 561,111 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 561,111 shares of common stock at an exercise price of $10.50 per share (the “Private Placement”). The closing of the Private Placement took place on August 10, 2021, when the Shares, Common Warrants, and Pre-Funded Warrants were delivered to the purchasers and funds, in the amount of approximately $9,800,000, were received by the Company. Approximately $7,200,000 of the funds received were used to repurchase shares of the Company pursuant to that certain Redemption Agreement discussed below. The Company received an increase in working capital of approximately $1,800,000 of working capital after settlement of expenses associated with closing of these transactions.

In August, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with koncepts International Limited (“koncepts”) and Treasure Green Holdings, Ltd. (“Treasure Green”), pursuant to which the Company agreed to redeem 654,105 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transactions set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company in consideration of a payment of approximately $7,200,000 to koncepts and Treasure Green. The Redeemed Shares were retired and returned to the unissued authorized capital of the Company Net cash provided by financing activities for Fiscal 2021 was approximately $0.1 million. We received loan proceeds from Crestmark in the amount of approximately $0.4 million under the Paycheck Protection Program. We received additional proceeds from our inventory line of credit of approximately $0.1 million. These proceeds were offset by principal payments made on subordinated related party debt of $0.3 million and payments on financed leases and installment notes of approximately $0.1 million.

We currently have an Intercreditor Revolving Credit Facility with Crestmark Bank for a $10.0 million facility (decreasing to $5.0 million in off-peak season) on eligible accounts receivable under an evergreen arrangement that terminates upon written notice by the Company and is subject to a termination fee if terminated by the Company anytime other than the annual renewal date of June 11. We also have a $2.5 million facility on eligible inventory with Iron Horse Credit that was to expire on June 11, 2022. However, absent any termination notice given by the Company to IHC, the current financing arrangement automatically renewed for another twelve-month term and is subject to a termination fee if terminated by the Company prior to the twelve-month renewal date.

As of this filing, we have borrowed approximately $2.5 million on the IHC Facility, which is the maximum loan amount allowed on eligible inventory and approximately $0.0 million on our Crestmark Facility which will make available up to $10.0 million of eligible accounts receivable as the next twelve months progress as long as the loan is in place. As of this filing the Company has approximately $1.0 million currently available from these two credit facilities based on eligible inventory with IHC and eligible accounts receivable with Crestmark.

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application has been accepted and reviewed by the Small Business Administration (“SBA”). For the year ended March 31, 2021 the Company incurred interest expense of approximately $4,000. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety. For the fiscal year ended March 31, 2022, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income (expenses), net in the accompanying consolidated statements of income.

In August 2019, a major customer received goods that were significantly water damaged due to excess moisture absorbed in pallets shipped by the factory. As a result, we incurred a loss in cash flow of approximately $1.6 million in lost revenue and approximately $0.8 million in additional out of pocket expenses to retrieve, inspect, warehouse and properly destroy the goods in the prior fiscal year. As of this filing we have we recovered approximately $2.3 million from our cargo insurance coverage which settled approximately $1.3 million in insurance claim receivable with the remaining proceeds reflected in other income and (expenses) as a gain from damaged goods insurance claim in the consolidated statement of income for the fiscal year ended March 31, 2021. For the fiscal year ended March 31, 2022 we secured vendor invoice credits of approximately $0.2 million from the manufacturer’s representative of the factory that caused the damage. For the fiscal year ended March 31, 2021 there was a gain from damaged goods insurance claim of approximately $1.1 and we secured vendor invoice credits of approximately $0.4 million from the factory that caused the damage which is reflected as gain from extinguishment of accounts payable in the consolidated statements of income.

EXCHANGE RATES

We sell most of our products in U.S. dollars with some sales to certain Canadian customers in Canadian Dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. We are subject to risks involved in the exchange rate between the Canadian and US dollar, however, even though the exchange rate has fluctuated between $1.23 to $1.29 CAD to the U.S. Dollar during peak selling and collection season in Fiscal 2022 sales volume sold in Canadian dollars was not significant and the associated exchange rates did not have a material impact on the Company’s financial results. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.75 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is approximately MOP $8.00 to U.S. $1.00. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Macau, Hong Kong and Canadian currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

SEASONAL AND QUARTERLY RESULTS

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 81% and 86% of net sales in Fiscal 2022 and Fiscal 2021, respectively.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers. We may experience quarter to quarter fluctuations in product landed cost as the cost of shipping containers, drayage port delay charges and other logistics related costs increase as peak shipping season arrives. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

During 2021 and continuing into 2022, the United States has experienced a rapid increase in inflation levels of over 8.6%, which is now at a 40-year historic high. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs and could significantly affect results of operations on a quarter-to-quarter basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results included accounts receivable allowance for doubtful accounts, reserves on inventory, revenue recognition and reserve for sales returns and income taxes.

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

RESERVES ON INVENTORIES

The Singing Machine establishes a reserve on inventory based on the expected net realizable value of inventory on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value due to excess supply on-hand, slow-moving product and end-of-life product. On March 31, 2022 and 2021 the Company had inventory reserves of approximately $0.4 million and $0.6 million, respectively.

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

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying consolidated statements of income as our underlying customer agreements are less than one year.

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion incentives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the fiscal years ended March 31, 2022 and 2021, co-op promotion incentives were approximately $1.7 million and $2.0 million, respectively.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 12 – SEGMENT INFORMATION).

While the Company generally does not contractually provide for overstock returns, the Company does provide for variable consideration contingent upon the occurrence of uncertain future events. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company estimates variable consideration under our return allowance programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates.

For the fiscal years ended March 31, 2022 and 2021 the Company received sales returns of approximately $3.6 million and $4.1 million, respectively. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. The primary reason for the decrease of approximately $0.5 million in returns was primarily due a decrease in overstock returns from major customers.

The Company’s reserve for sales returns were approximately $1.0 million as of March 31, 2022 and 2021 (See Note 16 – RESERVE FOR SALES RETURNS).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this Item 8 are included in this Annual Report, as a separate section, commencing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of our fiscal year covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, that consider remediation efforts commenced by the Company as a result of the material weaknesses noted during the assessment of the effectiveness of the Company’s internal controls over financial reporting as of and for the year ended March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

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

Remediation of Prior Year Material Weakness in Internal Control over Financial Reporting

For the year ended March 31, 2021, we identified a material weakness in the consolidated financial statements close process which failed to detect errors which could have been material in the accounting for inventory cutoff and the inventory valuation of estimated returns. Specifically, the Company had a deficient process to close the consolidated financial statements and prepare comprehensive and timely account analysis, due in part to a new accounting software system, which resulted in certain adjusting journal entries.

We implemented a new Enterprise Resource Planning (“ERP”) software system during the fiscal year ended March 31, 2021 and during the closing process discovered that the system was not applying the First-In-First Out (“FIFO”) layering formula correctly to returned goods received. While we have identified the specific FIFO costing formula that the system must use for returning goods the curing of this defect in the accounting software system was still in progress as of March 31, 2021. In addition, due to significant personnel turnover in our California warehouse facility and the implementation of a new ERP software system there were some communication and training issues regarding the staging and receiving areas of the warehouse during the end of year physical inventory that caused a material weakness in properly observing inventory cutoff.

We have remediated the FIFO calculation material weakness by manually calculating the FIFO cost of each item in the inventory (including returned product) at the end of each quarter, comparing the manually calculated inventory valuation to the perpetual inventory valuation from our accounting software system and recording any difference in cost of goods sold in the consolidated financial statements. We expect the returned goods valuation defect in the accounting software system to be remediated during the fiscal year ending March 31, 2023 and will continue to manually calculate the inventory valuation at the end of each quarter until such time that any differences between the manual calculation and accounting system calculation are deemed immaterial.

We have remediated the inventory cutoff weakness with proper training of new personnel involved with the inventory and specifically addressed procedures prior to the physical inventory conducted for the fiscal year ended March 31, 2022.

(c) Changes in Internal Controls

Other than the remediation of the prior year material weakness, there were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

Auditor Attestation

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of March 31, 2022.

Name	Age	Position

Gary Atkinson	40	Chief Executive Officer, Director
Bernardo Melo	45	Chief Revenue Officer
Lionel Marquis	69	Chief Financial Officer
Harvey Judkowitz	77	Director
Joseph Kling	92	Director
Mathieu Peloquin	51	Director
Jay B. Foreman	60	Director

The following information sets forth the backgrounds and business experience of our directors and executive officers:

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Since taking over as Chief Executive Officer, Mr. Atkinson has led the Company to seven consecutive years of profitability and growth in sales. Mr. Atkinson is a licensed attorney in Florida and Georgia. He graduated from the University of Rochester with a Bachelor’s Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management. Effective August 11, 2021, Mr. Atkinson was appointed to the Board of Directors.

The Company believes that Mr. Atkinson is qualified to serve on the Board of Directors because of his 14+ years of karaoke industry experience and management experience.

Bernardo Melo has been with the Company since February 2003. Mr. Melo was appointed as Chief Revenue Officer on April 22, 2022 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. During his tenure at the Singing Machine, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Walmart. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 15 years of sales, marketing and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May 2012. For the past 26 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), US Plastic Lumber Corp., Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant University with a Bachelor’s Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

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

The Company believes that Mr. Judkowitz is qualified to serve on the Board of Directors because he is a qualified CPA with over 18+ years’ experience on the Board.

Joseph Kling was appointed as a director of the Company on May 9, 2017. Mr. Kling has spent his entire career in the toy industry, most notably serving as CEO of View-Master, the iconic stereoscopic toy company, which later purchased Ideal Toy from CBS and later became View-Master Ideal, publicly traded on the Nasdaq. View-Master Ideal later acquired California Plush Toys and the entire group was later acquired by Tyco Toys in 1989. Mr. Kling later went into private M&A consulting and sat on the board of Russ Berrie & Co (currently known as Kids Brands, Inc.) for 21 years advising on the acquisition of several toy companies. Mr. Kling has also served on the Board of Crown Crafts, a large distributor of infant, toddler, and juvenile consumer products and on the board of Lancit Media Entertainment, a children’s and family media production company (formerly listed on the Nasdaq). Notably, Mr. Kling has been involved in many major toy company acquisitions of brands such as Melissa & Doug and Brio.

The Company believes that Mr. Kling is qualified to serve on the Board of Directors because of his success and relationships in the toy industry and his deep understanding of consumer products and market awareness of mergers and acquisitions in the toy industry.

Mathieu Peloquin was appointed as a director of the Company on December 1, 2021. Mr. Peloquin was appointed Senior Vice-President, Marketing and Communications at Stingray Group, Inc. (“Stingray”) in 2013 and oversees marketing, communication strategies, content and investor relations. Mr. Peloquin brings more than 20 years of experience as an expert marketer, strategist and inspiring leader. Prior to joining Stingray, Mr. Peloquin was Vice President of Marketing at Transcontinental Media Inc. and Vice President of Transcontinental Media Inc.’s Digital Marketing Solutions Group from 2010 to 2013. He also held several executive positions at Reader’s Digest Magazines Canada Limited and co-founded Equinox Marketing Services. Mr. Peloquin is a CPA, CMA and holds a Bachelor of Commerce from the School of Management of the Université du Québec à Montréal.

The Company believes that Mr. Peloquin is qualified to serve as a member of the Board of Directors due to his extensive business experience.

Jay B. Foreman was appointed as director of the Company on May 23, 2022. Mr. Foreman has been a veteran of the toy industry for over 30 years. Mr. Foreman started his career at Fable Toys as a territory sales rep for the Jersey Shore and within ten years became SVP for Galoob Toys, where he was primarily responsible for developing the direct import business. He has founded multiple toy companies over his career, including co-founding Play-By-Play Toy’s and Novelties and more recently Play Along Toys, a leading toy company, which was subsequently sold to Jakks Pacific in 2004. Mr. Foreman later went on to found his third start up which became Basic Fun!, now the makers of Tonka™ trucks, Carebears™, K’NEX™, Lincoln Logs™, Playhut™. Mr. Foreman serves as CEO of Basic Fun!, which role he has had since he founded the company in 2009. He has also served on the boards of directors of the Toy Association and Licensing Merchandisers association. He currently chairs the Toy Industry trade show committee which is responsible for the world famous NY Toy Fair.

The Company believes that Mr. Foreman is qualified to serve as a member of the Board of Directors because of his extensive history and experience in the toy business, including his deep knowledge of licensing, operations, sales and marketing, M&A, and capital markets.

NOMINATION OF DIRECTORS

Our Nominating Committee is responsible for identifying individuals qualified to become directors. The Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (1) the Nominating Committee members, (2) our other directors, (3) our shareholders, (4) our Chief Executive Officer or Chairman, and (5) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the entirety of each candidate’s credentials.

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

In addition to these minimum qualifications, the Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

●	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

●	whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (the “SEC”) in Item 401 of Regulation S-K;

●	whether the person would qualify as an “independent director”, as such term is defined in the Nasdaq Stock Market Rules;

●	the importance of continuity of the existing composition of the Board of Directors to provide long term stability and experienced oversight; and

●	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on October 29, 2021.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

The members of our Audit Committee are Messrs. Judkowitz, Kling and Foreman, with Mr. Judkowitz serving as the Chairperson. Each of Messrs. Judkowitz, Kling and Foreman is independent under the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market applicable to audit committee members. Our board of directors has determined that Mr. Judkowitz qualifies as an audit committee financial expert within the meaning of SEC regulations and meet the financial sophistication requirements of the Nasdaq Stock Market.

Our Audit Committee has the responsibility for, among other things, (i) selecting, retaining and overseeing our independent registered public accounting firm, (ii) obtaining and reviewing a report by independent auditors that describe the accounting firm’s internal quality control, and any materials issues or relationships that may impact the auditors, (iii) reviewing and discussing with the independent auditors standards and responsibilities, strategy, scope and timing of audits, any significant risks, and results, (iv) ensuring the integrity of the Company’s financial statements, (v) reviewing and discussing with the Company’s independent auditors any other matters required to be discussed by PCAOB Auditing Standard No. 1301, (vi) reviewing, approving and overseeing any transaction between the Company and any related person and any other potential conflict of interest situations, (vii) overseeing the Company’s internal audit department, (v) reviewing, approving and overseeing related party transactions, and (viii) establishing and overseeing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

The members of our Compensation Committee are Messrs. Judkowitz, Kling and Foreman, with Mr. Kling serving as the Chairperson. Our Compensation Committee has the responsibility for, among other things, (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management the Company’s Compensation Discussion and Analysis and related information to be included in the annual report on Form 10-K and proxy statements, and (v) reviewing and recommending to the Board for approval procedures relating to Say on Pay Votes.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Judkowitz, Kling and Foreman, with Mr. Foreman serving as the Chairperson. Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things, (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (ii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of director.

Controlled Company

Subsequent to March 31, 2022 and as of the date of this report, Digital Power Lending beneficially owns and BitNile Holdings and Ault may be deemed to beneficially own an aggregate of 1568,849 shares of our common stock or approximately 52.0% of our outstanding shares. Digital Power Lending is a wholly owned subsidiary of BitNile Holdings. Mr. Ault is the Executive Chairman of BitNile Holdings.

As long as BitNile continues to hold more than 50% of the voting power of our Company, we will be a “controlled company” as defined under Nasdaq Marketplace Rules.

For so long as we are a controlled company under Nasdaq Marketplace Rules, we are permitted to elect to rely on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;
●	an exemption from the rule that the compensation of our CEO must be determined or recommended solely by independent directors; and
●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

BitNile has indicated it intends to appoint two directors to the Board of Directors. Upon the appointment of the BitNile nominees, our Board of Directors will increase in size to seven directors, of which less than a majority will be “independent” as defined under Nasdaq Marketplace Rules.

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Listing Rules (the “Nasdaq Listing Rules”) of the Nasdaq Stock Market.

Our board currently consists of five directors, Gary Atkinson, Harvey Judkowitz, Joseph Kling, Mathieu Peloquin and Jay B. Foreman. Messrs. Judkowitz, Kling and Foreman are “independent directors” within the meaning of the Nasdaq Listing Rules.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics is available on our website at https://singingmachine.com/pages/investors.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2022 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for as set forth in the Delinquent Section 16(a) section below.

Delinquent Section 16(a) Reports

●	Mr. Harvey Judkowitz filed a late Form 4 on June 23, 2022 with respect to five transactions; and
●	Mr. Joseph Kling filed a late Form 4 on June 23, 2022 with respect to two transactions.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION PHILOSPOPHY

Our Compensation Committee believes that the Company must maintain short and long-term executive compensation plans that enable us to attract and retain well-qualified executives. Furthermore, we believe that our compensation plans must also provide a direct incentive for our executives to create shareholder value. A well-designed executive compensation plan will align the interests between the executives and the shareholders as well as creating a positive environment of goals, performances and rewards.

We believe that our executive compensation should reflect the success of the management team, rather than the individual, in attaining the key operating objectives such as revenues growth, operation cost reduction, fund raising and the appreciation of the stock price. A clear measurement should be established to reward the performance. We will also evaluate our executive compensation package by comparison to similar companies to ensure the competitiveness of our compensation.

In furtherance of this philosophy, the compensation of our executives generally consists of three components: base salary, annual cash incentives and long-term performance-based incentives.

Base Salaries

Annual base salaries for executive officers are initially determined by evaluating the responsibility of the position and the experience and the skill sets of the individual. Also taken into consideration is the competitiveness of the marketplace for executive talent, including a comparison of base annual salaries with comparable positions within similar companies.

Incentive Cash Bonuses

Generally, we award cash bonuses to our management employees and other employees, based on their personal performance in the past year and overall performance of our Company. The overall performance of our Company includes the revenue growth, reduction of the operation expenses, fund raising and the stock price appreciation.

Long Term Compensation - Stock Option Grants

We have utilized stock options to motivate and retain executive officers and other employees for the long-term. We believe that stock options closely align the interests of our executive officers and other employees with those of our stockholders and provide a major incentive to building stockholder value. Options are typically granted annually and are subject to vesting provisions to encourage officers and employees to remain employed with the Company. Our stock options are usually granted at a price equal to or above the fair market value of our common stock on the date of grant. As such, executive officers and employee only benefit from the grant of stock options if our stock price appreciates. Generally, we try to tie bonus payments to our financial performance. However, if an individual has made significant contributions to our Company, we will provide them with a bonus payment for their efforts even if our Company’s financial performance has not been strong.

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation earned by or paid to our named executive officers with respect to the years ended March 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2022	$156,075	$-	$-	$-	$-	$-	$5,339	$161,414
Chief Executive Officer	2021	$150,000	$100,000	$-	$-	$-	$-	$5,077	$255,077

Lionel Marquis	2022	$154,154	$-	$-	$-	$-	$-	$6,484	$160,638
Chief Financial Officer	2021	$150,518	$110,000	$-	$-	$-	$-	$10,448	$270,966

Bernardo Melo	2022	$163,004	$146,725	$-	$9,114	$-	$-	$12,389	$331,232
Chief Revenue Officer	2021	$157,200	$136,737	$-	$-	$-	$-	$11,575	$305,512

Narrative Disclosure to Summary Compensation Table

(1)	Mr. Atkinson earned an annual salary of $156,075 for the fiscal year ended March 31, 2022 and $150,000 for the fiscal year ended March 31, 2021.

(2)	Mr. Marquis earned an annual salary of $154,154 for the fiscal year ended March 31, 2022 and $150,518 for the fiscal year ended March 31, 2021.

(3)	Mr. Melo earned an annual salary of $163,004 for the fiscal year ended March 31, 2022 and $157,200 for the fiscal year ended March 31, 2021.

OUTSTANDING OPTION AND STOCK AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31, 2022:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Other stock option awards	5,000	-	N/A	6.30	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	7.20	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	3,333	-	N/A	14.10	5/3/2027	N/A	N/A	N/A	N/A

Lionel Marquis, CFO - Other stock option awards	3,333	-	N/A	6.30	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	500	-	N/A	7.20	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	14.10	5/3/2027	N/A	N/A	N/A	N/A

Bernardo Melo, VP Sales - Other stock option awards	8,333	-	N/A	6.30	7/1/2023	N/A	N/A	N/A	N/A
- Other stock option awards	833	-	N/A	5.10	6/30/2025	N/A	N/A	N/A	N/A
- Other stock option awards	3,333	-	N/A	9.60	8/10/2026	N/A	N/A	N/A	N/A
- Other stock option awards	6,667	-	N/A	14.10	5/3/2027	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	6.60	12/25/2031	N/A	N/A	N/A	N/A

EMPLOYMENT AGREEMENTS

Effective April 22, 2022, we entered into employment agreements with each of our Chief Executive Officer, Chief Financial Officer and Chief Revenue Officer (the “Employment Agreements”).

The Employment Agreements for Messrs. Atkinson and Melo are for a term of three years with automatic renewals for successive one-year terms, unless either party provides notice of its intention not to extend. Mr. Marquis’s Employment Agreement provides for a term of eighteen months with automatic renewals for successive one-year terms unless either party provides notice of its intention not to extend.

Pursuant to the Employment Agreements, as compensation for their service as executives of the Company, the executives will receive: (1) a base salary per annum (the “Base Salary”), set forth below and commensurate benefits, as described in the Employment Agreement; (2) eligibility, subject to their continued employment with the Company, to earn an annual bonus (the “Annual Bonus”); (3) eligibility, also subject to their continued employment with the Company, to participate in the Company’s 2022 Equity Incentive Plan, or any successor plan, subject to the terms of such plan; and (4) entitlement, also subject to the executives’ continued employment with the Company, to reimbursement for all reasonable and necessary out-of-pocket business, entertainment, and travel expenses incurred by them in connection with the performance of their duties for the Company and the Company’s expense reimbursement policies and procedures.

The executives’ base salaries are as follows:

●	Gary Atkinson: $215,000, with an automatic increase to $225,000 on the first anniversary of the Employment Agreement; provided the Company remains profitable.

●	Lionel Marquis: $175,000, with an automatic increase to $185,000 on the first anniversary of the Employment Agreement provided the Company remains profitable.

●	Bernardo Melo: $215,000 with an automatic increase to $225,000 on the first anniversary of the Employment Agreement; provided the Company remains profitable.

In addition to the payment of accrued amounts due to the executives, the Employment Agreements each provide for the payment of severance to the Executives in a lump sum payment equal to two times the sum of the executive’s base salary and annual bonus for the year in which the termination occurs, in the event of the termination of the Agreement by the Company without Cause (as defined in the Employment Agreement), or upon the Company’s election not to renew the Employment Agreement or by the executive for Good Reason (as defined in the Employment Agreement). The Employment Agreements provide for payments to the executive of certain amounts in the event of the executive’s death or disability (as defined in the Employment Agreement).

In the event the executive’s employment is terminated by the executive for Good Reason (as defined in the Employment Agreement) on account of its failure to renew the Employment Agreement or without Cause (as defined in the Employment Agreement”) within twelve months of a Change in Control (as defined in the Employment Agreement), the executive shall be entitled to receive a lump sum payment equal to two times the base salary and annual bonus for the year in which the termination takes place.

Payment of severance under the Employment Agreement is conditioned upon the executive’s execution of a release in favor of the Company.

The Employment Agreements superseded the change of control agreements previously entered into by the Company in January 2014 with each of its three executive officers.

EXECUTIVE BONUS PLAN

On April 22, 2022, our Board of Directors approved a Bonus Plan (the “Bonus Plan”) for our executive officers.

The Bonus Plan offers a cash bonus, stock options, and stock grants to the executives based on the Company’s EBITDA at its fiscal year end. The value of the cash bonus and number of stock options and grants increases based on the Company’s percentage of net sales. The Bonus Plan also provides for a one-time option grant to the executives upon the successful listing of the Company’s shares of common stock on the Nasdaq Stock Market, LLC.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in Fiscal 2022.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Peter Hon (3)	$2,500	$-	$-	$-	$-	$-	$2,500

Harvey Judkowitz	$17,750	$2,500	$5,036	$-	$-	$-	$25,286

Phillip Lau (3)	$2,500	$-	$-	$-	$-	$-	$2,500

Yat Tung Lau (3)	$2,500	$-	$-	$-	$-	$-	$2,500

Joseph Kling	$11,250	$2,500	$5,036	$-	$-	$-	$18,786

Mathieu Peloquin	$-	$-	$4,461	$-	$-	$-	$4,461

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2022 the aggregate number of stock awards held by Messrs. Judkowitz and Kling is 11,678 and 523, respectively. The aggregate stock awards held by Messrs. Hon, Yat Tung Lau and Philip Lau is 1,832, 1,485 and 523, respectively.

(2) As of March 31, 2022 the aggregate number of Company stock options held by Messrs. Judkowitz and Kling is 4,667 and 3,334, respectively and Messrs. Hon, Yat Tung Lau and Philip Lau is 3,334, 2,667 and 2,667 respectively.

(3) Messrs. Hon, Yat Tung Lau, and Philip Lau resigned effective August 10, 2021.

During our fiscal year ended March 31, 2022, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings.

We compensate our directors as follows:

●	An initial grant of 667 stock options with an exercise price determined as the closing price on the day of joining the board. The options vest in one year and expire in ten years while they are board members or the lesser of five years or remaining life of the stock option once they are no longer board members.

●	An annual cash payment of $7,500 for each completed full year of service or prorated for a partial year. The payment will be made on or before March 31.

●	An annual stock grant of stock equivalent in value to $2,500 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the Annual Stockholder Meeting. The actual grant will be made on or before March 31.

●	An annual grant of 667 stock options with an exercise price determined as the closing price on the day of the Annual Stockholder Meeting. If the Annual Meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

●	A $500 fee for each board meeting and annual meeting attended. Committee meetings and telephone board meetings will be compensated with a $250 fee.

●	All expenses are reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

2022 EQUITY INCENTIVE PLAN

On April 12, 2022, our Board of Directors adopted the 2022 Equity Incentive Plan, or the 2022 Plan. The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

The maximum number of shares of common stock initially available for issuance under the 2022 Plan is 233,334 shares of common stock and thereafter an annual increase shall be added as of the first day of the Company’s fiscal year beginning in 2023, equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 33,334 shares, and (iii) a lesser amount as determined by the Board of Directors. The shares of common stock subject to stock awards granted under the 2022 Plan that lapse, terminate, expire prior to exercise, are canceled or are forfeited, shall again become available for issuance under the 2022 Plan. Shares subject to a stock award under the 2022 Plan shall not again be made available for issuance or delivery under the 2022 Plan if such shares are (i) shares tendered by a participant or retained by the Company as full or partial payment to the Company for the exercise or purchase price of an award or (ii) shares used to satisfy tax withholding obligations in connection with an award.

Notwithstanding any other provision of the 2022 Plan to the contrary, unless the plan administrator determines otherwise with respect to a particular award, in the event of a change of control, if and to the extent an outstanding award is not converted, assumed, substituted for or replaced by the successor company, then such award will terminate upon effectiveness of the change of control. Prior to the change of control, the plan administrator may approve accelerated vesting and/or lapse of forfeiture or repurchase restrictions with respect to all or a portion of the unvested portions of such awards, any such determinations to be made by the plan administrator in its sole discretion. A change in control includes:

●	certain acquisitions of beneficial ownership of more than 50% of our total voting power;
●	a change in the composition of the board of directors during any two-year period such that the individuals who, as of the beginning of such two-year period, constitute the board of directors cease for any reason to constitute at least a majority of the board, as defined in the 2022 Plan; and
●	the consummation of a company transaction, as defined in the 2022 Plan.

The Board of Directors may amend, suspend or terminate the 2022 Plan or a portion of it at any time; however, to the extent required by applicable law, regulation or stock exchange rule, stockholder approval shall be required for any amendment to the 2022 Plan. The 2022 Plan is scheduled to terminate automatically in ten (10) years following the earlier of (a) the date the Board of Directors adopted the 2022 Plan and (b) the date the shareholders approved the 2022 Plan.

401(K) PLAN

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2022 and 2021 totaled approximately $70,000 and $74,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 14, 2022, unless otherwise noted below, for the following:

●	Each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;

●	Each of the named executive officers:

●	Each director; and

●	All current directors and executive officers as a group.

Security ownership is based on 3,017,700 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of July 14, 2022 are counted as outstanding, but these shares are not counted as outstanding and to be beneficially owned by that person, for computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Directors and Officers:
Gary Atkinson (1)	15,317	*
Lionel Marquis (1)	9,500	*
Bernardo Melo (1)	30,099	*
Harvey Judkowitz (1)	16,879	*
Joseph Kling (1)	5,051	*
Mathieu Peloquin	617	*
Jay Foreman	31,867	1.06%

All Executive Officers and Directors as a Group (7 persons)	109,330	3.61%

Beneficial owners of more than 5%:
BitNile Holdings. Inc. (2)	1,568,849	51.99%
Armistice Capital Master Fund Ltd. (3)	155,303	5.02%
Stingray Group Inc. (4)	322,223	10.68%

* Represents less than 1%

(1) Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2001 Stock Option Plan and other stock option awards, which will be vested and exercisable within 60 days of July 14, 2022: 10,000 options held by Gary Atkinson, 19,167 options held by Bernardo Melo, 5,500 options held by Lionel Marquis, 2,000 options held by Harvey Judkowitz, and 3,334 options held by Joseph Kling.

(2) Based solely upon Schedule 13D/A jointly filed with the Securities and Exchange Commission on July 11, 2022 by BitNile Holdings, Inc. (“BitNile Holdings”), a Delaware corporation, Digital Power Lending, LLC (“Digital Power Lending”), a California limited liability company and subsidiary of BitNile Holdings, and Milton C. Ault, III (“Ault”), Founder and Executive Chairman of BitNile Holdings. Represents 1,568,849 shares of common stock, all of which are directly owned by Digital Power Lending and indirectly owned by BitNile Holdings and Ault. The address of BitNile is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141.

(3) Based solely upon Schedule 13G filed with the Securities and Exchange Commission on February 14, 2022 by Armistice Capital, LLC which reported that as of February 14, 2022 the security holder owned 82,303 shares of common stock and 555,556 shares of common stock issuable upon exercise of common warrants. The security holder may not exercise the common warrants to the extent such exercise would cause the security holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of such securities which have not been so exercised. Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of Armistice Capital Master Fund Ltd. is 510 Madison Ave, 7th Floor, New York, NY 10022.

(4) Based solely upon the Schedule 13D/A filed with the Securities and Exchange Commission on May 26, 2022 by Stingray Group Inc. (“Stingray”), a corporation incorporated under the laws of Canada, and Eric Boyko (“Mr. Boyko”). Pursuant to the Schedule 13D/A, as of May 1, 2022, Mr. Boyko indirectly controlled approximately 57.45% of the combined voting power of Stingray’s outstanding shares. As a result, Mr. Boyko may be deemed to share beneficial ownership of the shares of common stock and the warrants held by Stingray. Does not include 222,223 shares of common stock issuable upon exercise of common warrants. The security holder may not exercise the warrants to the extent such exercise would cause the security holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of such securities which have not been so exercised. The address of Stingray Group Inc. is 730 Wellington Street, Montréal, Québec H3C 1T4.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 12, 2022, our Board of Directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan, or the 2022 Plan. The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

The maximum number of shares of common stock initially available for issuance under the 2022 Plan is 233,333 shares of common stock and thereafter an annual increase shall be added as of the first day of the Company’s fiscal year beginning in 2023, equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 333,334 shares, and (iii) a lesser amount as determined by the Board of Directors. The shares of common stock subject to stock awards granted under the 2022 Plan that lapse, terminate, expire prior to exercise, are canceled or are forfeited, shall again become available for issuance under the 2022 Plan.

The following table summarizes our equity compensation plan information as of March 31, 2022:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans
Equity compensation plans approved by security holders	56,334	$9.90	233,333
Equity compensation plans not approved by security holders
Total	56,334	$9.90	233,333

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

A transaction may be a related person transaction if any of our directors, executive officers, owners of more than 5% of our common stock, or their immediate family were involved in a transaction in which the Company was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years. The Company engaged in the following related persons transactions in the last two fiscal years or expects to engage in the following transactions since the end of that two-year period:

DUE TO/FROM RELATED PARTIES

During our fiscal year ended March 31, 2022 and 2021, the Company did business with entities owned by our former Chairman, Philip Lau. Those entities were: Starlight R&D Ltd (“SLRD”), Starlight Consumer Electronics USA, Inc. (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”), Winglight Pacific, Ltd. (“Winglight”), and Starlight Electronics Company Ltd. (“SLE”). On March 31, 2022 and 2021 the Company had approximately $0.1 million due to related parties SLRD, SCE and SLE for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by them.

Mr. Lau resigned as Chairman effective August 10, 2021.

During our fiscal year ended March 31, 2022 and 2021, the Company did business with Stingray Group Inc (“Stingray”) who is part of a group of investors who participated in the Private Placement and have acquired a minority interest in the Company (see Note 10 – August 2021 Private Placement). On March 31, 2022 and 2021, the Company had approximately $0.2 million and $0.1 million, respectively due from Stingray for music subscription reimbursement.

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

In connection with the Intercreditor Revolving Credit Facility the Company was required to subordinate the note payable (“Subordinated Note Payable”) to Starlight Marketing Development, Ltd. Both agreements allow for the repayment of the Subordinated Note Payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. There is no set schedule with regards to payment of the note however, during Fiscal 2021 the Company was able to make principal payments of $300,000 on the Subordinated Note Payable. As of March 31, 2022 and 2021 the remaining principal balance of approximately $352,000 and $503,000, respectfully is classified as a current liability on the accompanying consolidated balance sheets. During the fiscal years ended March 31, 2022 and 2021 interest expense was approximately $20,000 and $35,000, respectively on the Subordinated Note Payable.

During the fiscal years ended March 31, 2022 and 2021 interest expense was approximately $0 and $12,000, respectively on the related party Subordinate Debt.

TRADE

During both Fiscal 2022 and 2021 the Company paid approximately $0.4 million to SLE as reimbursement for engineering, quality control and other administrative services performed on our behalf in China. These expense reimbursements were included in general and administrative expenses on our consolidated statements of income.

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $0.7 million. During Fiscal 2022 and 2021 there was a gain of approximately $0.0 million $0.2 million, respectively from Cosmo related to payments received in Fiscal 2021 on prior year sales and the related receivable previously reversed and written off as they were initially deemed uncollectible.

The Company has a music subscription sharing agreement with Stingray. For the fiscal years ended March 31, 2022 and 2021 the Company received music subscription revenue of approximately $0.5 million and $0.4 million, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

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

Board Determination of Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Nasdaq Listing Rules. All directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

Our Board currently consists of five directors, Gary Atkinson, Harvey Judkowitz, Joseph Kling, Mathieu Peloquin, and Jay B. Foreman. The Board has determined that Messrs. Judkowitz, Kling, and Foreman are “independent directors” within the meaning of the Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm, EisnerAmper LLP, for professional services rendered for Fiscal 2022 and Fiscal 2021. EisnerAmper LLP’s PCAOB firm ID is 274:

Audit Fees	$188,835	$160,028
All Other Fees	1,040	4,548

Total Fees	$189,875	$164,576

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2022 and 2021.

Consolidated Statements of Income —Years ended March 31, 2022 and 2021.

Consolidated Statements of Cash Flows—Years ended March 31, 2022 and 2021.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2022 and 2021.

2. Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 27, 2001 (incorporated by reference to Exhibit 3.13 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.4	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 4, 2001 (incorporated by referenced to Exhibit 3.12 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.5*	Certificate of Correction to Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 20, 2001.

3.6*	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on January 27, 2006.

3.7*	Certificate for Renewal and Revival of Charter filed with Delaware Secretary of State on September 25, 2012.

3.8	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2022 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

3.9	Amended By-Laws of the Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine’s Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

4.1*	Description of Registrant’s Securities.

10.1	Lease for Lakeside Plaza executive offices dated July 31, 2011 by and between The Singing Machine Company, Inc. and Lakeside IV, LLC (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 29, 2011).

10.2	Lease for Ontario, CA warehouse dated January 31, 2013 by and between The Singing Machine Company, Inc. and Majestic-CCCIV Partners (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 28, 2013).

10.3	Executive Change of Control Agreement dated January 3, 2014 by and between The Singing Machine Company, Inc. and Gary Atkinson, Bernardo Melo, and Lionel Marquis ((incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 30, 2014).

10.4	First Amendment to Standard Industrial Lease dated June 15, 2020 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on August 13, 2020).

10.5	Intercreditor Agreement with Crestmark and Iron Horse, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.6	Loan and Security Agreement with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.7	Schedule to Loan and Security Agreement with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.8	Promissory Note with Crestmark, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.9	Loan and Security Agreement with Iron Horse, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.10	Subordination Agreement with Starlight Marketing, dated June 11, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.11	Promissory Note with Starlight Marketing, dated June 1, 2020 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 16, 2020).

10.12	Stock Redemption Agreement, dated as of August 5, 2021, by and among The Singing Machine Company, Inc., Koncepts International, Ltd. and Treasure Green Holdings, Ltd. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.13+	The Singing Machine 2022 Equity Incentive Plan (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 18, 2022)

10.14+	Employment Agreement by and between The Singing Machine Company, Inc. and Gary Atkinson (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.15+	Employment Agreement by and between The Singing Machine Company, Inc. and Lionel Marquis (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.16+	Employment Agreement by and between The Singing Machine Company, Inc. and Bernardo Melo (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.17+	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 27, 2022).

21	List of subsidiaries of The Singing Machine Company Inc. (incorporated by reference to The Singing Machine’s Registration Statement on Form S-1 filed with the SEC on April 13, 2022)

31.1*	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: July 14, 2022	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ GARY ATKINSON	Chief Executive Officer and Director	July 14, 2022
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	July 14, 2022
Lionel Marquis	(Principal Financial Officer)

/s/ Mathieu Peloquin	Director	July 14, 2022
Philip Lau

/s/ HARVEY JUDKOWITZ	Director	July 14, 2022
Harvey Judkowitz

/s/ Joseph KLING	Director	July 14, 2022
Joseph Kling

/s/ Jay FOREMAN	Director	July 14, 2022
Jay Foreman

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Variable Consideration

As described in Note 3 to the consolidated financial statements, the Company provides for variable consideration estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Variable consideration primarily includes reserves for sales returns and accruals for promotional incentives. The Company estimates variable consideration under its return programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates. The Company selectively participates in retailer’s promotional incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing allowances to their customers. The Company’s reserve for sales returns were approximately $1.0 million as of March 31, 2022. The Company’s accrual for promotional incentives was approximately $0.5 million as of March 31, 2022.

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

Inventory Valuation

As described in Note 3 to the consolidated financial statements, the Company’s inventories are stated at the lower of cost or net realizable value. The Company maintains its inventory at the lower of cost or net realizable value based primarily on the age of the inventory, estimated required sell-through time and whether items are selling below cost. In determining appropriate inventory reserve percentages, the Company evaluates a number of factors including its historical write off experience, the specific products affected, its historic recovery percentages on various methods of liquidations, as well as forecasts of future sales. Inventories, net, and the inventory reserve at March 31, 2022, totaled $14.6 million and $0.4 million, respectively.

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

/s/ Eisner Amper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP

Iselin, New Jersey
July 14, 2022

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021

Assets
Current Assets
Cash	$2,290,483	$396,579
Accounts receivable, net of allowances of $122,550 and $138,580, respectively	2,785,038	2,210,881
Due from Crestmark Bank	100,822	4,557,120
Accounts receivable related party - Stingray Group, Inc.	152,212	88,041
Inventories, net	14,161,636	5,490,255
Prepaid expenses and other current assets	344,409	221,071
Deferred financing costs	7,813	15,359
Total Current Assets	19,842,413	12,979,306

Property and equipment, net	565,094	674,153
Deferred tax assets	892,559	887,164
Operating Leases - right of use assets	1,279,347	2,074,115
Other non-current assets	86,441	147,173
Total Assets	$22,665,854	$16,761,911

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,328,215	$2,461,103
Accrued expenses	1,732,355	1,659,499
Due to related party - Starlight Consumer Electronics Co., Ltd.	14,400	14,400
Due to related party - Starlight R&D, Ltd.	48,650	48,650
Revolving line of credit - Iron Horse Credit	2,500,000	64,915
Customer deposits	-	139,064
Refunds due to customers	97,968	145,408
Reserve for sales returns	990,000	960,000
Current portion of finance leases	7,605	2,546
Current portion of installment notes	74,300	68,332
Current portion of note payable - Paycheck Protection Program	-	172,685
Current portion of operating lease liabilities	876,259	794,938
Current portion of related party subordinated note payable - Starlight Marketing Development, Ltd.	352,659	502,659
Total Current Liabilities	12,022,411	7,034,199

Finance leases, net of current portion	10,620	-
Installment notes, net of current portion	138,649	212,949
Note payable - Payroll Protection Program, net of current portion	-	271,215
Operating lease liabilities, net of current portion	457,750	1,334,010
Total Liabilities	12,629,430	8,852,373

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value;100,000,000 shares authorized; 1,221,209 and 1,301,358 shares issued and outstanding, respectively	12,212	13,014
Additional paid-in capital	24,902,694	20,150,715
Accumulated deficit	(14,878,482)	(12,254,191)
Total Shareholders’ Equity	10,036,424	7,909,538
Total Liabilities and Shareholders’ Equity	$22,665,854	$16,761,911

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	March 31, 2022	March 31, 2021

Net Sales	$47,512,161	$45,802,574

Cost of Goods Sold	36,697,383	33,505,356

Gross Profit	10,814,778	12,297,218

Operating Expenses
Selling expenses	3,588,276	3,976,523
General and administrative expenses	6,911,377	6,596,987
Depreciation	245,890	298,357
Total Operating Expenses	10,745,543	10,871,867

Income from Operations	69,235	1,425,351

Other Income (Expense)
Gain from Paycheck Protection Plan loan forgiveness	448,242	-
Gain - related party	11,236	220,023
Gain from damaged goods insurance claim	-	1,067,829
Gain from settlement of accounts payable	339,311	390,000
Interest expense	(535,202)	(412,270)
Finance costs	(45,047)	(61,699)
Total Other Income (Expense), net	218,540	1,203,883

Income Before Income Tax Provision	287,775	2,629,234

Income Tax Provision	(57,304)	(456,869)

Net Income	$230,471	$2,172,365

Net Income per Common Share
Basic	$0.14	$1.68
Diluted	$0.14	$1.67

Weighted Average Common and Common
Equivalent Shares:
Basic	1,614,506	1,292,003
Diluted	1,623,397	1,304,288

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities
Net Income	$230,471	$2,172,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	245,890	298,357
Amortization of deferred financing costs	45,047	61,699
Change in inventory reserve	(271,892)	202,339
Change in allowance for bad debts	(16,030)	(198,881)
Loss from disposal of property and equipment	4,394	-
Stock based compensation	44,287	22,710
Change in net deferred tax assets	(5,395)	398,557
Paycheck Protection Plan loan forgiveness	(448,242)	-
Gain - related party	11,236	220,023
Gain from extinguishment of accounts payable	339,311	390,000
Changes in operating assets and liabilities:
Accounts receivable	(558,127)	(151,500)
Due from banks	4,456,298	(2,168,682)
Accounts receivable - related parties	(64,171)	11,959
Insurance receivable	-	1,268,463
Inventories	(8,399,489)	1,908,683
Prepaid expenses and other current assets	(123,338)	31,402
Other non-current assets	60,732	3,336
Accounts payable	2,516,565	(3,190,530)
Accrued expenses	77,198	130,331
Due to related parties	-	(438,666)
Customer deposits	(139,064)	139,064
Refunds due to customers	(47,440)	(661,067)
Reserve for sales returns	30,000	(264,000)
Operating lease liabilities, net of operating leases - right of use assets	(171)	(14,945)
Net cash (used in) provided by operating activities	(2,011,930)	171,017
Cash flows from investing activities
Purchase of property and equipment	(117,573)	(201,161)
Net cash used in investing activities	(117,573)	(201,161)
Cash flows from financing activities
Proceeds from Issuance of stock - net of transaction expenses	9,000,579	-
Payment of redemption and retirement of treasury stock	(7,162,451)	-
Net Proceeds from revolving lines of credit	2,435,085	64,915
Proceeds from note payable - Payroll Protection Program	-	443,900
Payment of deferred financing charges	(37,501)	(73,725)
Payments on installment notes	(68,332)	(65,010)
Proceeds from exercise of stock options	14,000	26,400
Payment on subordinated note payable - related party	(150,000)	(300,000)
Payments on finance leases	(7,973)	(14,957)
Net cash provided by financing activities	4,023,407	81,523
Net change in cash	1,893,904	51,379

Cash at beginning of year	396,579	345,200
Cash at end of year	$2,290,483	$396,579

Supplemental disclosures of cash flow information:
Cash paid for interest	$546,545	$461,080
Equipment purchased under capital lease	$23,651	$-
Issuance of common stock and warrants for stock issuance expenses	$547,838	$-
Operating leases - right of use assets and lease liabilities at inception of lease	$16,364	$2,184,105

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the twelve months ended March 31, 2021 and 2022

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2020	1,285,255	$12,853	$20,101,766	$(14,426,556)	$5,688,063

Net income				2,172,365	2,172,365
Employee compensation-stock option			10,210	-	10,210
Exercise of stock options	14,667	147	26,253	-	26,400
Issuance of common stock - directors	1,437	14	12,486	-	12,500

Balance at March 31, 2021	1,301,358	13,014	20,150,715	(12,254,191)	$7,909,538

Net income	-	-	-	230,471	230,471
Issuance of stock	550,000	5,500	4,944,500	-	4,950,000
Issuance of pre-funded warrants	-	-	4,881,667	-	4,881,667
Payment of stock issuance expenses	-	-	(831,088)	-	(831,088)
Issuance of stock for stock issuance expenses	19,048	190	(190)	-	-
Redemption and retirement of treasury shares	(654,105)	(6,542)	(4,301,147)	(2,854,762)	(7,162,451)
Issuance of common stock - directors	575	6	4,994	-	5,000
Issuance of common stock - non-employee	1,667	17	16,983	-	17,000
Employee compensation-stock option	-	-	22,287	-	22,287
Collection of subscription receivable	-	-	-	-	-
Exercise of stock options	2,667	27	13,973	-	14,000

Balance at March 31, 2022	1,221,209	$12,212	$24,902,694	$(14,878,482)	$10,036,424

See notes to the consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company,” “SMC”, “The Singing Machine”), and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMCL”), SMC-Music, Inc. (“SMCM”) and SMC (HK) Limited (“SMH”), are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. The products are sold directly to distributors and retail customers.

RECENT EQUITY EVENTS

On May 23, 2022, the Company effected a reverse stock split of its shares of common stock in a ratio of 1:30. The reverse stock split was affected to meet The Nasdaq Capital Market’s minimum bid price requirement. All information in these consolidated financial statements have been retroactively adjusted to give effect to this 1-for-30 reverse stock split.

On August 5, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with koncepts International Limited (“koncepts”)and Treasure Green Holdings Ltd. (“Treasure Green”) (entities that are principally owned by the Company’s former Chairman, Philip Lau) pursuant to which the Company redeemed 654,105 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company in consideration of a payment by the Company of approximately $7,162,000 to koncepts and Treasure Green. The Redeemed Shares were retired and returned to the unissued authorized capital of the Company. Prior to August 10, 2021, the Company was partially held by koncepts who was major shareholder of the Company that owned approximately 49% of our shares of common stock outstanding on a fully diluted basis as of March 31, 2021. The Company was also partly held by Treasure Green who owned approximately 2% of our common stock. In total approximately 51% of the Company’s shares of common stock on a fully diluted basis as of March 31, 2021 were previously owned by koncepts and Treasure Green. koncepts and Treasure Green are owned by Fairy King Prawn Holdings Limited (“Fairy King”), an investment holding company incorporated in the British Virgin Islands, principally owned by the Company’s former Chairman, Philip Lau .

Pursuant to the Redemption Agreement, neither koncepts nor Treasure Green remained shareholders of the Company and SLRD, SCE, Cosmo, Winglight and SLE are no longer related parties.

Prior to August 10, 2021 we did business with a number of entities that are principally owned by the Company’s former Chairman, Philip Lau , including Starlight R&D Ltd (“SLRD”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”), Winglight Pacific, Ltd (“Winglight”) and Starlight Electronics Company Ltd (“SLE”), among others.

On May 23, 2022, the “Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., who acted as the sole underwriter (the “Underwriter”), in a firm commitment underwritten public offering (the “Offering”) pursuant to which the Company sold to the Underwriter 1,000,000 shares (the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”) for gross proceeds of $4.0 million prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $0.7 million. The price to the public in the Offering is $4.00 per Share, before underwriting discounts and commissions. The offering closed on May 26, 2022.

Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue to the Underwriter warrants to purchase up to 100,000 shares of Common Stock representing 10.0% of the Shares sold in this Offering, excluding any Shares sold through the over-allotment option. The warrants are exercisable six months from the commencement of sales under the offering, have an exercise price of $5.00 per share and expire five years from the date of issuance.

The Common Stock was approved to list on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital Market on May 24, 2022.

The Shares were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-264277), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) on April 13, 2022 and declared effective by the SEC on May 23, 2022.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

NOTE 2 – LIQUIDITY

The Company reported net income of approximately $0.2 million and used cash in operating activities of approximately $2.0 million for the fiscal year ended March 31, 2022. The current Intercreditor Revolving Credit Facility with Crestmark Bank is under an evergreen arrangement that terminates upon written notice by the Company and is subject to a termination fee if terminated by the Company anytime other than the annual renewal date of June 11. Our credit facility with Iron Horse Credit that was to expire on June 11, 2022, however absent any termination notice given by the Company to IHC, was automatically renewed for another twelve-month term and is subject to a termination fee if terminated by the Company prior to the twelve-month renewal date. The Company believes that our cash on hand, working capital (net of cash), cash expected to be generated from our operating forecast, along with the availability of cash from our credit facilities (See Note 6 – BANK FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the filing of this report.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau Subsidiary is the Hong Kong dollar. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are recorded in the statements of income and translations would be recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at March 31, 2022 and 2021 were approximately $0.1 million and $0.2 million, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of March 31, 2022 and 2021 the estimated amounts for these future inventory returns were approximately $0.6 million and $0.7 million, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of March 31, 2022 and 2021 the Company had inventory reserves of approximately and $0.4 million and $0.6 million, respectively for estimated excess and obsolete inventory.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. Co-op promotion incentives were approximately $1.7 million during fiscal 2022 and $2.0 million during fiscal 2021.

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

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying consolidated statements of income as our underlying customer agreements are less than one year.

While the Company has no overstock return privileges in its vendor agreements with its customers, the Company does provide for variable consideration contingent upon the occurrence of uncertain future events. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company estimates variable consideration under our return allowance programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates.

The Company’s reserve for sales returns were approximately $1.0 million as of both March 31, 2022 and 2021.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 13 – SEGMENT INFORMATION).

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

During fiscal 2022 and 2021 revenue was derived from five different major product lines. Disaggregated approximate revenue from these product lines consisted of the following:

Revenue by Product Line
	Fiscal Years Ended
Product Line	March 31, 2022	March 31, 2021

Karaoke Machines	$38,900,000	$34,700,000
Microphones and Accessories	4,200,000	4,700,000
SMC Kids Toys	2,300,000	1,300,000
Licensed Products	1,600,000	4,700,000
Music Subscriptions	500,000	400,000

Total Net Sales	$47,500,000	$45,800,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For Fiscal 2022 and 2021 shipping and handling expenses were approximately $0.9 million and $1.2 million, respectively. These expenses are classified as a component of selling expenses in the accompanying consolidated statements of income.

STOCK-BASED COMPENSATION

The Company follows the provisions of FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years ended March 31, 2022 and 2021 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the fiscal years ended March 31, 2022 and 2021, the stock option expense was approximately $22,000 and $10,000, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the year ended March 31, 2022: expected dividend yield of 0%, risk-free interest rate between 0.43% and 0.96%, respectively with volatility between 149.5% and 157.0%, respectively with an expected term of three years.

●	For the year ended March 31, 2021: expected dividend yield of 0%, risk-free interest rate of .18%, volatility of 254.1% and expected term of three years.

The Company’s directors were issued shares of stock as compensation for their service. For the years ended March 31, 2022 and 2021, the stock compensation expense to directors was $5,000 and $12,500, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the consolidated statements of income. For both years ended March 31, 2022 and 2021, these amounts totaled approximately $0.1 million.

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

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of March 31, 2022 and 2021 there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

COMPUTATION OF EARNINGS (LOSS) PER SHARE

Computation of dilutive shares for fiscal years ended March 31, 2022 and 2021 are as follows:

	Fiscal year ended March 31, 2022	Fiscal year ended March 31, 2021
Basic weighted average common shares outstanding	1,614,506	1,292,003
Effect of dilutive stock options	8,891	12,285

Diluted weighted average of common shares outstanding	1,623,397	1,304,288

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 561,111 shares of common stock are included in basic weighted average shares outstanding as deemed outstanding. Diluted net income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the fiscal years ended March 31, 2022 and 2021, options to purchase approximately 9,000 and 12,000 shares of common stock, respectively, have been included in the calculation of diluted net income per share For the fiscal years ended March 31, 2022 and 2021 options and warrants to purchase approximately 56,000 and 25,000 shares of common stock respectively, have been excluded in the calculation of diluted net income per share as the result would have been anti-dilutive.

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

NOTE 4 – INVENTORIES, NET

Inventories are comprised of the following components:

	March 31,	March 31,
	2022	2021

Finished Goods	$10,600,000	$5,400,000
Inventory in Transit	3,300,000	200,000
Estimated Amount of Future Returns	700,000	500,000
Subtotal	14,600,000	6,100,000
Less: Inventory Reserve	400,000	600,000

Total Inventories	$14,200,000	$5,500,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	MARCH 31,	MARCH 31,
	LIFE	2022	2021

Computer and office equipment	5-7 years	$400,000	$400,000
Furniture and fixtures	7 years	100,000	100,000
Warehouse equipment	7 years	200,000	200,000
Molds and tooling	3-5 years	2,000,000	1,900,000
		2,700,000	2,600,000
Less: Accumulated depreciation		2,100,000	1,900,000
		$600,000	$700,000

Depreciation expense for fiscal years ended 2022 and 2021 was approximately $0.2 million and $0.2 million, respectively.

NOTE 6 – FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company executed an Intercreditor Revolving Credit Facility on eligible accounts receivable and inventory which replaced the Company’s previous revolving credit facility with PNC Bank which was terminated on June 16, 2020. The Company signed a two-year Loan and Security Agreement for a $10.0 million financing facility under the Crestmark Facility on eligible accounts receivable. The outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31 and is reduced to a maximum of $5.0 million between January 1 and July 31 with the ability to exceed when required. Costs associated with closing of the Intercreditor Revolving Credit Facility of approximately $74,000 were deferred and were amortized over one year. During the fiscal years ended March 31, 2022 and 2021 the Company incurred amortization expense of approximately $45,000 and $62,000, respectively associated with the amortization of deferred financing costs from the Intercreditor Revolving Credit Facility.

Under the Crestmark Facility:

●	Advance rate shall not exceed 70% of Eligible Accounts Receivable aged less than 90 days from invoice date.
●	Crestmark shall maintain a base dilution reserve of 1% for each 1% of dilution over 15%.
●	Crestmark will implement an availability block of 20% of amounts due on Iron Horse Credit (“IHC”) Intercreditor Revolving Credit Facility. See below.

The Crestmark Facility is secured by a perfected security interest in all assets including a first security interest in Accounts Receivable and Inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2.0 million. For the fiscal years ended March 31, 2022 and 2021 the Company recorded interest expense under the Crestmark Facility of approximately $0.3 million and $0.4 million, respectively. The Crestmark Facility is under an evergreen arrangement that terminates upon written notice by the Company and is subject to a termination fee if terminated by the Company anytime other than the annual renewal date of June 11. As of March 31, 2022 and 2021 the Company had no outstanding balance on the Crestmark Facility. In addition, the Company executed a two-year Loan and Security Agreement with Iron Horse Credit (“IHC Facility”) for up to $2.5 million in inventory financing.

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. This financial covenant was waived for the first six months of the IHC Facility. As of March 31, 2022, the Company was in compliance with this covenant.

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Interest expense under the IHC Facility for the fiscal years ended March 31, 2022and 2021 was approximately $0.2 million and $0.1 million, respectively. The IHC Facility was to expire on June 11, 2022, however, absent any termination notice given to IHC by the Company, the current financing arrangement automatically renewed for another twelve-month term and is subject to a termination fee if terminated by the Company prior to the twelve-month renewal date. As of March 31, 2022 and 2021, there was an outstanding balance of approximately $2.5 million and $0.1 million, respectively. As of March 31, 2022 there was approximately $2.0 million of available borrowings under these facilities.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application was accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021, the Company received notification from the SBA that the loan had been forgiven in its entirety and we were notified by Crestmark that the debt was discharged. For the fiscal year ended March 31, 2022, a gain of approximately $448,000 (including principal and interest) from the forgiveness of the loan was included in other income and expenses in the accompanying consolidated statements of income.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an ERP System project over a term of 60 months at a cost of approximately $365,000. As of March 31, 2021, the Company executed three installment notes totaling approximately $0.4 million for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. For the fiscal years ended March 31, 2022 and 2021 there was an outstanding balance on the installment notes of approximately $0.2 million and $0.3 million, respectively. For the fiscal years March 31, 2022 and 2021 the Company incurred interest expense of approximately $21,000 and $26,000, respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility there is a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. On June 1, 2020, the remaining amount due on the subordinated debt of approximately $0.8 million was converted to a note payable (“Subordinated Note Payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the fiscal years ended March 31, 2022 and 2021 interest expense was approximately $20,000 and $47,000, respectively, on the Subordinated Note Payable and the related party subordinated debt.

Both the Crestmark Facility and IHC Facility agreements allow for the repayment of the Subordinated Note Payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. As of March 31, 2022, the Company met repayment requirements of the Intercreditor Revolving Credit Facility and has made cumulative principal payments totaling approximately $0.4 million. During the next twelve months the Company intends on making additional payments and pay off of the remaining balance outstanding provided the Company meets all repayment requirements of the financing facility in place.

As of March 31, 2022 and 2021 the remaining amount due on the Subordinated Note Payable was approximately $0.3 million and $0.5 million, respectively. The remaining amount due on the Subordinated Note Payable was classified as a current liability as of March 31, 2022 and 2021 on the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On September 11, 2020 a complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernadino County. The complaint alleges an employee of the Company committed employment practice violations against a former temporary employee not employed by us. Management has investigated the allegation and has engaged an employment attorney to defend the lawsuit. The case is still in discovery and no trial date has been set. Management does not believe the claims have merit and does not believe the lawsuit will have a material adverse effect on our financial results.

On April 29, 2022, a complaint was filed by Tunnel IP LLC against the Company in the U.S District Court for the Southern District of Florida. The Complaint alleges that one of the Company’s products, SDL2093, infringes on U.S. Patent No. 7,916,877. On June 24, 2022, Tunnel IP agreed to dismiss all claims against the Company with prejudice.

Other than as disclosed above, we are not a party to, and our property is not the subject of, any material legal proceedings.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida .. The lease expires on March 31, 2024. The base rent payment is approximately $9,400 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013, for warehouse space in Ontario, California for our logistics operations. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. The renewal base rent payment is $65,300 per month with a 3% increase every 12 months for the remaining term of the extension.

We entered into an operating lease agreement, effective May 1, 2018, for office space in Macau. The rent is fixed at approximately $1,600 per month for the duration of the lease which expired on April 30, 2021. In May 2021 we executed a one-year lease extension which expired on April 30, 2022. The lease provides for a renewal option to extend the lease. Rent expense on the new lease was fixed at approximately $1,700 per month for the duration of the lease term. We elected not renew our lease of our office space in Macau and all administrative duties previously performed in this office are now performed by our administrative team in Hong Kong. Our administrative team in Hong Kong are subcontractors who work in office space provided and owned by Starlight Electronics Limited (“SEL”). We pay SEL approximately $30,000 per month for our subcontracted Hong Kong staff which includes the use of office space.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On July 1, 2021, we entered into a long-term capital leasing arrangement with Union Credit Corporation to finance the leasing of a used forklift in the amount of approximately $24,000. The lease require monthly payments in the amount of approximately $755 per month over a total lease term of 36 months which commenced on July 1, 2021. The agreement has an effective interest rate of 9.9% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of March 31, 2022 and March 31, 2021, the remaining amounts due on this capital leasing arrangement was approximately $18,000 and $20,000, respectively. For the fiscal years ended March 31, 2022 and 2021 the Company incurred interest expense of $1,160 and $0, respectively.

Supplemental balance sheet information related to leases as of March 31, 2022 is as follows:

Assets:
Operating lease - right-of-use assets	$1,279,347
Finance leases as a component of property and equipment, net of accumulated depreciation of $2,776	15,449
Liabilities
Current
Current portion of operating leases	$876,259
Current portion of finance leases	7,605
Noncurrent
Operating lease liabilities, net of current portion	$457,750
Finance leases, net of current portion	10,620

Supplemental statement of operations information related to leases for the fiscal year ended March 31, 2022 is as follows:

Fiscal Year Ended
March 31, 2022
Operating lease expense as a component of general and administrative expenses	$813,292
Finance lease cost
Depreciation of leased assets as a component of depreciation	$2,776
Interest on finance lease liabilities as a component of interest expense	$1,547

Supplemental cash flow information related to leases for the nine months ended March 31, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$928,640
Financing cash flow paid for finance leases	$7,973

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	18.2
Finance leases	28.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	9.86%

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Scheduled maturities of operating and finance lease liabilities outstanding as of March 31, 2022 are as follows:

Fiscal Year	Operating Leases	Finance Leases

2023	$940,282	$9,065
2024	467,552	9,065
2025		2,267
Total Minimum Future Payments	1,407,834	20,397

Less: Imputed Interest	128,487	2,172

Present Value of Lease Liabilities	$1,279,347	$18,225

NOTE 8 – SHAREHOLDERS’ EQUITY

COMMON STOCK ISSUANCES

During the years ended March 31, 2022 and 2021 the Company issued the following common stock shares:

Fiscal 2022:

On May 17, 2021 the Company issued 667 shares of its common stock to a former member of the Board of Directors who exercised stock options at an average exercise price of $7.20 per share.

On August 20, 2021 the Company issued 575 shares of its common stock to our Board of Directors at $8.70 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2022.

On December 31, 2021 the Company issued 2,000 shares of its common stock to a member of the Board of Directors who exercised stock options at an average exercise price of $4.50 per share.

Fiscal 2021:

On October 30, 2020 the Company issued 14,667 shares of its common stock to three executive officers who exercised stock options at an average exercise price of $1.80 per share.

On November 6, 2020, the Company issued 1,437 shares of its common stock to our Board of Directors at $8.70 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2021.

STOCK OPTIONS

During the years ended March 31, 2022 and 2021 the Company issued the following stock options:

Fiscal 2022:

On August 23, 2021, the Company issued 1,334 stock options to two members of our Board of Directors at an exercise price of $8.70 per share pursuant to our annual director compensation plan for the fiscal year ended March 31, 2022.

On December 1, 2021, the Company issued 667 stock options to a new member of our Board of Directors at an exercise price of $8.10 per share pursuant to our annual director compensation plan for the fiscal year ended March 31, 2022.

On December 22, 2021 the Company issued 1,667 stock options to our Chief Revenue Officer at an exercise price of $8.10 per share pursuant to his compensation plan for the fiscal year ended March 31, 2021.

●	For the year ended March 31, 2022: expected dividend yield of 0%, risk-free interest rate between 0.43% and 0.96%, respectively with volatility between 149.5% and 157.0% respectively with an expected term of three years.

Fiscal 2021:

On November 4, 2020, the Company issued 3,334 stock options to five members of our Board of Directors at an exercise price of $8.70 per share pursuant to our annual director compensation plan for the fiscal year ended March 31, 2021.

●	For the year ended March 31, 2021: expected dividend yield of 0%, risk-free interest rate of .18%, volatility of 254.1% and expected term of three years.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2022		Fiscal 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Stock Options:
Balance at beginning of year	56,000	$9.60	74,333	$7.80
Granted	3,667	$7.80	3,333	$8.70
Exercised	(2,667)	$5.40	(14,667)	$1.80
Forfeited	(667)	$3.60	(7,000)	$5.10
Balance at end of year *	56,333	$9.90	56,000	$9.60

Options exercisable at end of year	52,667	$9.90	52,667	$9.90

The following table summarizes information about employee stock options outstanding at March 31, 2022:

Range of Exercise Price	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
$3.60. - $11.40	38,000	3.7	$7.50	34,333	$7.20
$14.10 - $16.50	18,333	4.9	$15.00	18,333	$15.00
*	56,333			52,667

*	Total number of options outstanding as of March 31, 2022 includes 20,000 options issued to three current and four former directors as compensation and 36,333 options issued to key employees as compensation.

As of March 31, 2022, there was unrecognized expense of approximately $12,000 remaining on options currently vesting over time with approximately six months remaining until these options are fully vested.

The vested options as of March 31, 2022 had no intrinsic value .

As per the execution of the August 2021 private placement as disclosed in Note 2 and Note 10, common warrants and pre-funded warrants issued and outstanding as of March 31, 2022 are as follows:

Number of Shares
Warrants outstanding at March 31, 2021	-
Common warrants issued	1,155,556
Pre-funded warrants issued	561,111
Warrants outstanding at March 31, 2022	1,716,667

As of March 31, 2022, the Company’s warrants by expiration date were as follows:

Number of CommonWarrants	Number of Pre-funded Warrants		Exercise Price	Expiration Date
1,155,556	-	*	$2.80	9/15/2026
-	561,111		$0.30	N/A	*
1,155,556	561,111

*	Effective with the opening of trading on the Nasdaq Stock Market on May 24, 2022, the exercise price of certain warrants issued by the Company pursuant to the terms of that certain Securities Purchase Agreement dated August 5, 2021, was adjusted so that the exercise price is $2.80. The warrants are not subject to further adjustment except for customary adjustments for stock dividends and splits, subsequent rights offerings, prorata distributions and fundamental transactions, as set forth in the warrants.

On April 12, 2022, the Board of Directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan, or the 2022 Plan. The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

The maximum number of shares of common stock initially available for issuance under the 2022 Plan is 233,334 shares of common stock and thereafter an annual increase shall be added as of the first day of the Company’s fiscal year beginning in 2023, equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 33,334 shares, and (iii) a lesser amount as determined by the Board of Directors. The shares of common stock subject to stock awards granted under the 2022 Plan that lapse, terminate, expire prior to exercise, are canceled or are forfeited, shall again become available for issuance under the 2022 Plan. Shares subject to a stock award under the 2022 Plan shall not again be made available for issuance or delivery under the 2022 Plan if such shares are (i) shares tendered by a participant or retained by the Company as full or partial payment to the Company for the exercise or purchase price of an award or (ii) shares used to satisfy tax withholding obligations in connection with an award.

Notwithstanding any other provision of the 2022 Plan to the contrary, unless the plan administrator determines otherwise with respect to a particular award, in the event of a change of control, if and to the extent an outstanding award is not converted, assumed, substituted for or replaced by the successor company, then such award will terminate upon effectiveness of the change of control. Prior to the change of control, the plan administrator may approve accelerated vesting and/or lapse of forfeiture or repurchase restrictions with respect to all or a portion of the unvested portions of such awards, any such determinations to be made by the plan administrator in its sole discretion. A change in control includes:

●	certain acquisitions of beneficial ownership of more than 50% of our total voting power;
●	a change in the composition of the board of directors during any two-year period such that the individuals who, as of the beginning of such two-year period, constitute the board of directors cease for any reason to constitute at least a majority of the board, as defined in the 2022 Plan; and
●	the consummation of a company transaction, as defined in the 2022 Plan.

The Board of Directors may amend, suspend or terminate the 2022 Plan or a portion of it at any time; however, to the extent required by applicable law, regulation or stock exchange rule, stockholder approval shall be required for any amendment to the 2022 Plan. The 2022 Plan is scheduled to terminate automatically in ten (10) years following the earlier of (a) the date the Board of Directors adopted the 2022 Plan and (b) the date the shareholders approved the 2022 Plan.

NOTE 9 – AUGUST 2021 STOCK REDEMPTION

On August 5, 2021, the Company entered into the Redemption Agreement with koncepts and Treasure Green, pursuant to which the Company redeemed 654,105 shares of common stock of the Company. The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company in consideration of a payment by the Company of approximately $7,162,000 to koncepts and Treasure Green. The Redeemed Shares were retired and returned to the unissued authorized capital of the Company.

Pursuant to the Redemption Agreement, neither koncepts nor Treasure Green remained shareholders of the Company.

NOTE 10 – AUGUST 2021 PRIVATE PLACEMENT

On August 5, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and the strategic investor for private placement of (i) 550,000 shares of its common stock (the “Shares”) together with Common Warrants to purchase up to 550,000 shares of common stock with an exercise price of $10.50 per share, and (ii) 561,111 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 561,111 shares of common stock at an exercise price of $10.50 per share (the “Private Placement”).

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

Pursuant to the terms of the Purchase Agreement, on September 3, 2021, the Company filed a registration statement providing for the resale by the purchasers of the Shares and Warrant Shares sold in the Private Placement, which registration statement became effective on September 15, 2021. Additionally, under the terms of the Purchase Agreement, the Company was obligated to use its reasonable best efforts to submit an application to have the Company’s common stock listed on a national exchange by December 31, 2021, and to use its reasonable best efforts to have the Shares and Warrant Shares listed on such national exchange as soon as practicable following the submission of such application. As indicated, the Common Stock was approved to list on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital Market on May 24, 2022.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

The closing of the Private Placement took place on August 10, 2021, when the Shares and Warrants were delivered to the purchasers and funds, in the amount of approximately $9,832,000, were received by the Company. Approximately $7,162,000 of the funds was used to execute the Redemption Agreement (See Note 9 – August 2021 Stock Redemption).

Stingray Group Inc. (“Stingray” or the “strategic investor”), a leading music, media and technology is part of the group of investors who participated in the Private Placement and have acquired a minority interest in the Company. Stingray is a long-standing business partner with the

Company that provides our customers with music content from their extensive library of expertly produced and licensed karaoke content and is now a related party (see Note 15- Related Party Transactions).

In connection with the Private Placement, on July 6, 2021, the Company entered into a Placement Agency Agreement with A.G.P./Alliance Global Partners (“AGP”), which provided for AGP to serve as the exclusive placement agent, advisor or underwriter (the “placement agent services”). Pursuant to the Placement Agency Agreement, upon closing of the Private Placement, the Company paid AGP placement fees of $630,000 (representing 7% of the gross proceeds raised in the Private Placement excluding proceeds raised from the strategic investor, plus 3.5% of the aggregate gross proceeds raised from the strategic investor), and issued AGP warrants to purchase 44,445 shares of the Company’s common stock (the “Advisor Warrants”) (representing 5% of the aggregate number of Shares and Pre-Funded Warrants sold in the Private Placement, excluding the Shares sold to the strategic investor). The Advisor Warrants have the same exercise price ($10.50) and terms as the Common Warrants issued in the Private Placement. The Company estimated the fair value of the Advisor Warrants to be approximately $359,000 using the Black-Scholes Model based on the following input assumptions: common stock price of $9.90, expected life of the warrants of 2.5 years; stock price volatility of 168%; dividend yield of 0%; and the risk-free interest rate of 2.65%.

In addition to the placement fees paid to AGP, the Company incurred additional offering costs for direct incremental legal, consulting, accounting and filing fees related to the Private Placement of approximately $390,000, of which one consultant was issued 1,905 shares of restricted common stock with an aggregate fair value of approximately $189,000 and a cash payment of $100,000. Total offering costs related to the Private Placement amounted approximately $831,000 of which was payment of stock issuance expenses, which is recorded as an offset to additional paid in capital in the accompanying consolidated statements of stockholders’ equity.

NOTE 11 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and is exempt from the Macau income tax. For the fiscal years ended March 31, 2022 and 2021, the Macau Subsidiary recorded no tax provision.

The U.S. Federal net operating loss carryforward is subject to an IRS Section 382 limitation. As of both March 31, 2022 and 2021, the Company had net deferred tax assets of approximately $0.9 million. For the fiscal year ended March 31, 2022 we determined our effective tax rate to be approximately 20.0% and we recorded a tax provision of approximately $0.1 million which was net of a valuation reserve of approximately $78,000 for deferred tax assets that will most likely expire prior to being realized. For the fiscal year ended March 31, 2021 we determined our effective tax rate to be approximately 17.4% and we recorded a tax provision of approximately $0.5 million which was net of a valuation reserve of approximately $23,000 for deferred tax assets that will most likely expire prior to being realized. The Company also recorded an income tax receivable of approximately $13,000 due to the availability of net operating loss carrybacks and alternative minimum tax credits that were realized for the year ended March 31, 2022. The income tax receivable was included as a component of prepaid expenses and other current assets on the accompanying consolidated balance sheet as of March 31, 2022.

The income tax provision (benefit) for federal, foreign, and state income taxes in the consolidated statements of income consisted of the following components for 2022 and 2021:

	2022	2021

Income tax provision:
Current:
Federal	$62,699	$54,487
State	-	3,825

Total current Federal and State tax provision	$62,699	$58,312

Deferred:
Federal	$(59,434)	$417,477
State	54,039	(18,920)

Total Deferred Federal and State	(5,395)	398,557

Total income tax provision	$57,304	$456,869

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2022 and 2021

The United States and foreign components of income (loss) before income taxes are as follows:

	2022	2021

United States	$(260,911)	$1,922,947
Foreign	548,686	706,287
	$287,775	$2,629,234

The actual tax provision differs from the “expected” tax for the years ended March 31, 2022 and 2021 (computed by applying the U.S. Federal Corporate tax rate of 21 percent to income before taxes) as follows:

	2022	2021

Expected tax provision	$60,324	$551,982
State income taxes, net of Federal income tax provision	13,816	128,699
Permanent differences	10,290	(6,578)
Tax rate differential on foreign earnings	(83,954)	(108,690)
Change in valuation allowance	55,375	(65,193)
Other	1,453	(43,351)
Tax provision	$57,304	$456,869

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and (liabilities) are as follows:

	2022	2021

NOL Federal Carryforward	$238,955	$246,769
State NOL Carryforward	181,943	194,388
Inventory differences	415,404	348,921
Stock option compensation expense	117,159	115,730
Section 163(j)	62,801	-
Allowance for doubtful accounts	31,619	35,877
Reserve for estimated returns	79,109	111,887
Accrued vacation	10,143	13,186
	1,137,133	1,066,758
Less: valuation allowance	(78,024)	(22,649)
Net deferred tax asset	1,059,109	1,044,109

Depreciable and amortizable assets	(117,595)	(119,242)
Prepaid expenses	(48,955)	(37,703)

Net deferred tax liability	(166,550)	(156,945)
	$892,559	$887,164

The Company performed an analysis in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. At March 31, 2022, the Company evaluated the realizability of its deferred tax assets in accordance with accounting principles generally accepted in the United States of America and concluded that a $78,024 valuation allowance against deferred tax assets was necessary. The recognition of the remaining net deferred tax asset and corresponding tax benefit is based upon the Company’s conclusions regarding, among other considerations, the Company’s history of earnings and projected earnings for fiscal year 2023 and in the future.

At March 31, 2022, the Company has federal tax net operating loss carryforwards in the amount of approximately $1.1 million that begin to expire in the year 2025. The net operating loss carryforward is subject to an IRS Section 382 limitation that limited the amount available to use beginning in Fiscal 2020 to approximately $0.15 million per year. In addition, the Company has state tax net operating loss carryforwards of approximately $3.4 million that will begin to expire beginning in 2024. These tax net operating loss carryforwards may be subject to adjustment based on future changes in control (See Note 19 – Subsequent Events).

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

NOTE 12 - SEGMENT INFORMATION

The Company operates in one segment. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31,	March 31,
	2022	2021

North America	$46,400,000	$44,200,000
Europe	700,000	1,200,000
Australia	400,000	400,000
	$47,500,000	$45,800,000

The geographic area of sales is based primarily on where the product was delivered.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the fiscal years ended March 31, 2022 and 2021 totaled approximately $70,000 and $74,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At March 31, 2022, 53% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2021, 79% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

Revenues derived from our top three customers in 2022 and 2021 were 72% and 69% of total revenue, respectively. Revenues from customers representing greater than 10% of total net sales were derived from top three customers in Fiscal 2022 and top four customers in Fiscal 2021 as percentage of the net sales were 37%, 18%, 17% and 12%, and 36%, 20%, 13% and 12%, , respectively. The loss of any of these customers could have an adverse impact on the Company.

The Macau Subsidiary recorded net sales of approximately $3.4 million and $4.4 million in fiscal 2022 and 2021, respectively.

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

During fiscal years 2022 and 2021, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all of the Company’s hardware purchases. In 2018 the U.S. government-imposed tariffs of up to 25% on certain goods imported from China. All of our products are manufactured and imported from China however, only our microphones are currently subject to a 7.5% tariff currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases, we could experience reductions in revenues, gross profit margin and results from operations.

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. and world economy to deteriorate in fiscal year 2022. While many of the restrictions and measures initially implemented in response to the pandemic have since been softened or lifted in varying degrees in different locations around the world, the uncertainty regarding existing and new potential variants of COVID-19 and the success of any vaccines in respect thereof, may in the future cause a reduction in global economic activity or prompt, the re-imposition of certain restrictions and measures. The Company is dependent upon foreign companies for the manufacture of all its electronic

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

products. The Company’s arrangements with manufacturers are subject to the risk of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors, which could have an adverse impact on its business. The Company believes that the loss of any one or more of their suppliers would not have a long-term material adverse effect because other manufacturers with whom the Company does business would be able to increase production to fulfill their requirements. However, the loss of certain suppliers in the short-term could adversely affect business until alternative supply arrangements are secured. Additionally, in late calendar 2021, the increased demand for consumer electronics products and current economic recovery continued to increase worldwide demand for products using semiconductor “chip” components in the production of most consumer electronics which has resulted in an international shortage of chips available to fulfill demand. As a result, the Company has experienced longer delivery lead times and some unavailability of these components which have delayed delivery of some of our products. The Company has also experienced delays in delivery schedules due to new outbreaks of COVID-19 in Southern China that have forced temporary closures of some key shipping ports. The port closures have also led to a temporary shortage of shipping containers which have resulted in significant price increases due to increased demand. While we have seen the easing of COVID-19 restrictions and the impact on our business, we cannot predict the impact of the resurgence of variants of COVID-19 and other factors affecting local and global economies, specifically China.

NOTE 15 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

On both March 31, 2022 and 2021 the Company had approximately $0.1 million due to related parties SLRD, SCE and SLE for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by them.

During our fiscal year ended March 31, 2022 and 2021, the Company did business with entities owned by our former Chairman, Philip Lau. Those entities were: Starlight R&D Ltd (“SLRD”), Starlight Consumer Electronics USA, Inc. (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”), Winglight Pacific, Ltd. (“Winglight”), and Starlight Electronics Company Ltd. (“SLE”). On March 31, 2022 and 2021 the Company had approximately $0.1 million due to related parties SLRD, SCE and SLE for services provided by these companies and licensing fees for use of pedestal model molds and tools owned by them.

Mr. Lau resigned as Chairman effective August 10, 2021.

During our fiscal year ended March 31, 2022 and 2021, the Company did business with Stingray Group Inc (“Stingray”) who is part of a group of investors who participated in the Private Placement and have acquired a minority interest in the Company (see Note 10 – August 2021 Private Placement ). On March 31, 2022 and 2021, the Company had approximately $0.2 million and $0.1 million, respectively due from Stingray for music subscription reimbursement.

TRADE

During both Fiscal 2022 and 2021 the Company paid approximately $0.4 million to SLE as reimbursement for engineering, quality control and other administrative services performed on our behalf in China. These expense reimbursements were included in general and administrative expenses on our consolidated statements of income.

On July 30, 2020, the Company and Cosmo reached agreement that Cosmo would no longer be the Company’s Canadian distributor and the Company became the sole and exclusive distributor of the Company’s products in Canada. As part of the agreement, the companies executed a Purchase and Sales agreement whereby the Company acquired all of Cosmo’s karaoke inventory for approximately $0.7 million. During Fiscal 2022 and 2021 there was a gain of approximately $0.0 million $0.2 million, respectively from Cosmo related to payments received in Fiscal 2021 on prior year sales and the related receivable previously reversed and written off as they were initially deemed uncollectible.

The Company has a music subscription sharing agreement with Stingray. For the fiscal years ended March 31, 2022 and 2021 the Company received music subscription revenue of approximately $0.5 million and $0.4 million, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of income.

NOTE 16 – RESERVE FOR SALES RETURNS

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Changes in the Company’s reserve for sales returns are presented in the following table:

	Fiscal Year Ended
	March 31,	March 31,
	2022	2021
Reserve for sales returns at beginning of the fiscal year	$960,000	$1,224,000
Provision for estimated sales returns	3,643,000	3,881,000
Sales returns received	(3,613,000)	(4,145,000)

Reserve for sales returns at end of the year	$990,000	$960,000

NOTE 17 – DAMAGED GOODS INCIDENT RECOVERY

For the fiscal year ended March 31, 2022 we recognized a one-time gain of approximately $0.3 million as other income on the accompanying consolidated statements of income due settlement of accounts payable by a manufacturer’s representative of a factory that caused a damaged goods incident in Fiscal 2020. During Fiscal 2021, we recovered approximately $2.3 million in proceeds from the damaged goods insurance claim which consisted of $1.6 million of lost sales, approximately $0.1 million in freight costs and approximately $0.6 million in out-of-pocket expenses associated with the incident. We recognized a one-time gain from the damaged goods claim settlement of approximately $1.1 million (net of the insurance claim receivable) as other income for the fiscal year ended March 31, 2021 on the accompanying statements of income. In addition, we recognized an additional one-time gain of approximately $0.4 million as other income for the fiscal year ended March 31, 2021 on the accompanying consolidated statements of income due settlement of accounts payable by the factory that caused the damage.

NOTE 18 – RESERVES

Asset reserves and allowances for years ended March 31, 2022 and 2021 are presented in the following table  :

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Reduction to Allowance for Write off	Credited to Costs and Expenses	Balance at End of Year

Year ended March 31, 2021
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$138,580	$(5,086)	$(10,944)	$-	$122,550
Inventory reserve	$636,339	$351,661	$(623,553)	$-	$364,447

Year ended March 31, 2020
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$337,461	$16,086	$(227,184)	$12,217	$138,580
Inventory reserve	$434,000	$688,200	$(485,861)	$-	$636,339

Note 19 - Subsequent Events

Exercise of Pre-Funded Warrants

Immediately subsequent to the Company’s listing on Nasdaq, the Company received exercises notices on 561,311 pre-funded warrants. These pre-funded warrants were previously issued as part of a capital raise completed in August 2021. As of the date of this filing, all pre-funded warrants have been exercised and converted to common stock.

Change of Control

On June 13, 2022, BitNile Holdings, Inc. (“BitNile Holdings”), a Delaware corporation, Digital Power Lending, LLC (“Digital Power Lending”), a California limited liability company and subsidiary of BitNile Holdings, and Milton C. Ault, III (“Ault”), Founder and Executive Chairman of BitNile Holdings (collectively the “Reporting Persons”) filed a joint Schedule 13D filing (the “Schedule 13D”) reporting that the Reporting Persons acquired, in the aggregate, 52.0% of the issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”) of The Singing Machine the Company, through open market purchases.

Pursuant to the Schedule 13D and subsequent amended Schedule 13D filings, Digital Power Lending beneficially owns and BitNile Holdings and Ault may be deemed to beneficially own an aggregate of 1,568,849 shares of the Common Stock (the “Shares”), or approximately 52.0% of the outstanding shares of Common Stock.

As these purchases were made in the open market, control of the Company was not assumed from a particular person or group of persons. The Schedule 13D reported “Mr. Ault expresses an interest in adding one or more shareholder representatives to the Issuer’s board of directors.” Other than the foregoing, the Company is not aware of any arrangement or understanding between or among BitNile Holdings, Digital Power Lending and Ault or any of their respective associates with respect to election of directors of the Company or other matters.

