Form 10-Q
period 2022-06-30
SINGING MACHINE CO INC
filed 2022-08-22
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______.

Commission File Number –001-41405

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2022, the issuer had 3,095,479 shares of common stock, par value $0.01 per share, outstanding.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(unaudited)
Assets
Current Assets
Cash	$2,278,057	$2,290,483
Accounts receivable, net of allowances of $260,787 and $122,550, respectively	9,648,788	2,785,038
Due from Crestmark Bank	441,632	100,822
Accounts receivable related party - Stingray Group, Inc.	242,255	152,212
Inventories, net	12,956,491	14,161,636
Prepaid expenses and other current assets	230,936	344,409
Deferred financing costs	-	7,813
Total Current Assets	25,798,159	19,842,413

Property and equipment, net	528,828	565,094
Deferred tax assets	897,640	892,559
Operating Leases - right of use assets	1,072,576	1,279,347
Other non-current assets	83,409	86,441
Total Assets	$28,380,612	$22,665,854

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,782,207	$5,391,265
Accrued expenses	2,179,921	1,732,355
Revolving line of credit - Iron Horse Credit	2,500,000	2,500,000
Refunds due to customers	114,002	97,968
Reserve for sales returns	881,659	990,000
Current portion of finance leases	7,794	7,605
Current portion of installment notes	75,873	74,300
Current portion of operating lease liabilities	897,956	876,259
Subordinated note payable - Starlight Marketing Development, Ltd.	352,659	352,659
Total Current Liabilities	13,792,071	12,022,411

Finance leases, net of current portion	8,599	10,620
Installment notes, net of current portion	119,081	138,649
Operating lease liabilities, net of current portion	226,369	457,750
Total Liabilities	14,146,120	12,629,430

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 3,017,700 and 1,221,209 shares issued and outstanding, respectively	30,177	12,212
Additional paid-in capital	29,098,800	24,902,694
Accumulated deficit	(14,894,485)	(14,878,482)
Total Shareholders’ Equity	14,234,492	10,036,424
Total Liabilities and Shareholders’ Equity	$28,380,612	$22,665,854

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2022	June 30, 2021

Net Sales	$11,692,054	$6,065,650

Cost of Goods Sold	8,511,524	4,487,780

Gross Profit	3,180,530	1,577,870

Operating Expenses
Selling expenses	605,197	577,982
General and administrative expenses	2,370,424	1,421,352
Depreciation	58,067	68,271
Total Operating Expenses	3,033,688	2,067,605

Income (Loss) from Operations	146,842	(489,735)

Other (Expenses) Income
Gain from Payroll Protection Plan loan forgiveness	-	448,242
Gain - related party	-	11,236
Interest expense	(160,113)	(99,529)
Finance costs	(7,813)	(16,922)
Total Other (Expenses) Income , net	(167,926)	343,027

Loss Before Income Tax Benefit	(21,084)	(146,708)

Income Tax Benefit	5,081	28,095

Net Loss	$(16,003)	$(118,613)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.09)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	1,911,485	1,301,688

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities
Net Loss	$(16,003)	$(118,613)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	58,067	68,271
Amortization of deferred financing costs	7,813	16,922
Change in allowance for bad debts	138,237	(12,424)
Stock based compensation	35,565	5,104
Change in net deferred tax assets	(5,081)	(28,095)
Paycheck Protection Plan loan forgiveness	-	(448,242)
Gain - related party	-	(11,236)
Changes in operating assets and liabilities:
Accounts receivable	(7,001,987)	(3,251,488)
Due from Crestmark Bank	(340,810)	4,214,414
Accounts receivable - related parties	(90,043)	-
Inventories	1,205,145	(2,879,846)
Prepaid expenses and other current assets	113,473	30,363
Other non-current assets	3,032	52,221
Accounts payable	1,390,942	3,812,788
Accrued expenses	447,566	(278,096)
Customer deposits	-	(119,736)
Refunds due to customers	16,034	(51,823)
Reserve for sales returns	(108,341)	(210,309)
Operating lease liabilities, net of operating leases - right of use assets	(2,913)	3,807
Net cash (used in) provided by operating activities	(4,149,304)	793,982
Cash flows from investing activities
Purchase of property and equipment	(21,801)	(55,534)
Net cash used in investing activities	(21,801)	(55,534)
Cash flows from financing activities
Proceeds from Issuance of stock - net of transaction expenses	3,362,750	-
Net Proceeds from revolving lines of credit	-	300,000
Payment of deferred financing charges	-	(37,501)
Payments on installment notes	(17,995)	(16,550)
Proceeds from exercise of stock options	-	4,800
Proceeds from exercise of pre-funded warrants	168,334	-
Proceeds from exercise of common stock warrants	647,422	-
Payments on finance leases	(1,832)	(2,546)
Net cash provided by financing activities	4,158,679	248,203
Net change in cash	(12,426)	986,651

Cash at beginning of year	2,290,483	396,579
Cash at end of period	$2,278,057	$1,383,230

Supplemental disclosures of cash flow information:
Cash paid for interest	$158,490	$125,456
Operating leases - right of use assets and lease liabilities at inception of lease	$-	$16,364

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2022	1,221,209	$12,212	$24,902,694	$(14,878,482)	$10,036,424
Net loss	-	-	-	(16,003)	(16,003)
Issuance of common stock	1,000,000	10,000	3,990,000	-	4,000,000
Payment of stock issuance expenses	-	-	(637,250)	-	(637,250)
Exercise of pre-funded warrants	561,113	5,611	162,723	-	168,334
Exercise of common stock warrants	231,222	2,312	645,110	-	647,422
Issuance of common stock - directors	2,468	25	19,991	-	20,016
Employee compensation - stock option	-	-	15,549	-	15,549
Rounding of common stock issued due to reverse split	1,688	17	(17)	-	-

Balance at June 30, 2022	3,017,700	$30,177	$29,098,800	$(14,894,485)	$14,234,492

Balance at March 31, 2021	1,301,358	$13,013	$20,150,716	$(12,254,191)	$7,909,538
Net loss	-	-	-	(118,613)	(118,613)
Employee compensation - stock option	-	-	5,104	-	5,104
Exercise of stock options	667	7	4,793	-	4,800

Balance at June 30, 2021	1,302,025	$13,020	$20,160,613	$(12,372,804)	$7,800,829

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

NOTE 2 - RECENT DEVELOPMENTS

Controlled Company

On June 13, 2022, BitNile Holdings, Inc. (“BitNile Holdings”), a Delaware corporation, Digital Power Lending, LLC (“Digital Power Lending”), a California limited liability company and subsidiary of BitNile Holdings, and Milton C. Ault, III (“Ault”), Founder and Executive Chairman of BitNile Holdings (collectively the “Reporting Persons”) filed a joint Schedule 13D filing (the “Schedule 13D”) reporting that the Reporting Persons acquired, in the aggregate, 52.8% of the issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company, through open market purchases.

Pursuant to the Schedule 13D and subsequent amended Schedule 13D filings and Section 16 filings, Digital Power Lending beneficially owns and BitNile Holdings and Ault may be deemed to beneficially own an aggregate of 1,683,000 shares of the Common Stock (the “Shares”), or approximately 54.4% of the outstanding shares of Common Stock as of this filing.

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

Public Offering

On May 23, 2022, the “Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., who acted as the sole underwriter (the “Underwriter”), in a firm commitment underwritten public offering pursuant to which the Company sold to the Underwriter 1,000,000 shares of its common stock for gross proceeds of $4,000,000 prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $637,000. The price to the public in the offering was $4.00 per Share, before underwriting discounts and commissions. The offering closed on May 26, 2022. The Company received net proceeds of approximately $3,363,000.

Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue to the Underwriter warrants to purchase up to 100,000 shares of common stock representing 10% of the Shares sold in the offering, excluding any shares sold through the over-allotment option. The warrants are exercisable six months from the commencement of sales under the offering, have an exercise price of $5.00 per share and expire five years from the date of issuance. The Company estimated the fair value of these warrants to be approximately $244,000 using the Black-Scholes Model based on the following input assumptions: common stock price of $2.90, expected life of the warrants of 3 years; stock price volatility of 176%; dividend yield of 0%; and the risk-free interest rate of 2.63%.

Stock Redemption Agreement

On August 5, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with koncepts International Limited (“koncepts”) and Treasure Green Holdings Ltd. (“Treasure Green”) (entities that owned approximately 51% of the Company and are principally owned by the Company’s former Chairman, Philip Lau) pursuant to which the Company redeemed 654,105 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company in consideration of a payment by the Company of approximately $7,162,000 to koncepts and Treasure Green who no longer have a stake in the Company. The Redeemed Shares were retired and returned to the unissued authorized capital of the Company.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

NOTE 3 – LIQUIDITY

The Company reported a net loss of approximately $16,000 and used cash in operating activities of approximately $4,149,000 for the three months ended June 30, 2022. The current credit facility with Crestmark Bank is under an evergreen arrangement that terminates upon written notice by the Company and is subject to a termination fee if terminated by the Company anytime other than the annual renewal date of June 11. Our credit facility with Iron Horse Credit was renewed as of June 11, 2022. The Company believes that our cash on hand, working capital (net of cash), cash expected to be generated from our operating forecast, along with the availability of cash from our credit facilities (See Note 7 –FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the date of this report.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMH, SMCL, and SMCM. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented. The accompanying unaudited financial statements for the three months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at June 30, 2022 and March 31, 2022 are approximately $158,000 and $172,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of June 30, 2022 and March 31, 2022 the estimated amounts for these future inventory returns were approximately $586,000 and $638,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of both June 30, 2022 and March 31, 2022, the Company had inventory reserves of approximately $364,000 for estimated excess and obsolete inventory.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was recorded as of June 30, 2022 and 2021.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended June 30, 2022 and 2021, co-op promotion incentives were approximately $296,000 and $272,000, respectively.

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

The Company’s reserve for sales returns as of June 30, 2022 and March 31,2022 were approximately $882,000 and $990,000, respectively.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 13 – SEGMENT INFORMATION).

Revenue is derived from four different major product lines. Disaggregated revenue from these product lines for the three months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended
Product Line	June 30, 2022	June 30, 2021

Classic Karaoke Machines	$8,159,000	$4,448,000
Licensed Product	45,000	771,000
SMC Kids Toys	936,000	69,000
Microphones and Accessories	2,552,000	778,000

Total Net Sales	$11,692,000	$6,066,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended June 30, 2022 and 2021 shipping and handling expenses were approximately $46,000 and $151,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2022 and 2021 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2022 and 2021 the stock option expense was approximately $16,000 and $5,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2022 and 2021, these amounts totaled approximately $17,000 and $31,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

INCOME TAXES

The Company follows the provisions of FASB ASC 740 “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. As of both June 30, 2022 and March 31, 2022 the Company recorded a valuation allowance of approximately $78,000.

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the three months ended June 30, 2022 and 2021, we estimated our effective tax rate to be approximately 24% and 19%, respectively. As of June 30, 2022 and March 31, 2022 the Singing Machine had net deferred tax assets of approximately $898,000 and $893,000, respectively. The Company recorded an income tax benefit of approximately $5,000 and $28,000, respectively for the three months ended June 30, 2022 and 2021.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of June 30, 2022, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS PER SHARE

Computation of dilutive shares for the three months ended June 30, 2022 and 2021 are as follows:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Basic weighted average common shares outstanding	1,911,485	1,301,688
Effect of dilutive stock options	-	-

Diluted weighted average common shares outstanding	1,911,485	1,301,688

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the three months ended June 30, 2022 options to purchase 50,007 shares of common stock and 924,334 common stock warrants were excluded in the calculation of diluted net income (loss) per as the result would have been anti-dilutive.

For the three months ended June 30, 2021 options to purchase 33,667 were excluded in the calculation of diluted net income (loss) per as the result would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 for smaller reporting companies are effective for the Company beginning April 1, 2023 including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our condensed consolidated financial statements and related disclosures.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

NOTE 5 - INVENTORIES, NET

Inventories are comprised of the following components:

	June 30,	March 31,
	2022	2022

Finished Goods	$11,598,000	$10,537,000
Inventory in Transit	1,136,000	3,306,000
Estimated Amount of Future Returns	586,000	683,000
Subtotal	13,320,000	14,526,000
Less:Inventory Reserve	364,000	364,000

Inventories, net	$12,956,000	$14,162,000

NOTE 6 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2022	2022

Computer and office equipment	5-7 years	$462,000	$440,000
Furniture and fixtures	7 years	98,000	98,000
Warehouse equipment	7 years	210,000	210,000
Molds and tooling	3-5 years	1,986,000	1,986,000
		2,756,000	2,734,000
Less: Accumulated depreciation		2,227,000	2,169,000
		$529,000	$565,000

Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $58,000 and $68,000, respectively.

NOTE 7 – FINANCING

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit:

On June 16, 2020, the Company entered into a two-year Credit and Security Agreement for a $2.5 million financing facility, with IronHorse Credit LLC (the “IHC Facility”) on eligible accounts receivable and inventory. Also, on June 16, 2020, the Company entered into a two-year Loan and Security Agreement for a $10.0 million financing facility with Crestmark, a division of MetaBanK, National Association (the “Crestmark Facility”) on eligible accounts receivable.

Under the terms of the Crestmark Facility, the outstanding loan balance cannot exceed $10.0 million during peak selling season between July 1 and December 31 and is reduced to a maximum of $5.0 million between January 1 and July 31 with the ability to exceed when required. Costs associated with closing of the IHC and Crestmark facilities of approximately $74,000 were deferred and were amortized over one year. During the three months ended June 30, 2022 and 2021 the Company incurred amortization expense of approximately $8,000 and $17,000, respectively associated with the amortization of deferred financing costs from the IHC and Crestmark facilities.

Under the Crestmark Facility:

●	Advance rate shall not exceed 70% of Eligible Accounts Receivable aged less than 90 days from invoice date.
●	Crestmark shall maintain a base dilution reserve of 1% for each 1% of dilution over 15%.
●	Crestmark will implement an availability block of 20% of amounts due on Iron Horse Credit (“IHC”) Intercreditor Revolving Credit Facility. See Below.

The Crestmark Facility is secured by a perfected security interest in all assets including a first security interest in accounts receivable and inventory. Notwithstanding the foregoing, Crestmark shall subordinate its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2.0 million. For the three months ended June 30, 2022 and 2021 the Company recorded interest expense under the Crestmark Facility of approximately $53,000 and $45,000, respectively. The Crestmark Facility is under an evergreen arrangement that terminates upon written notice by the Company and is subject to a termination fee if terminated by the Company anytime other than the annual renewal date of June 11. As of June 30, 2022 and March 31, 2022, the Company had no outstanding balance on the Crestmark Facility.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. The Company was not in compliance with this covenant as of May 31, 2022; however, a waiver from default was obtained from IHC for this month. As of June 30, 2022, the Company was in compliance with this covenant.

The IHC Facility is secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Interest expense under the IHC Facility for the three months ended June 30, 2022 and 2021 was approximately $98,000 and $39,000, respectively. The IHC Facility was to expire on June 11, 2022. However, absent a termination notice given to IHC by the Company, the IHC Facility automatically renewed for another twelve-month term and is subject to a termination fee if terminated by the Company prior to the twelve-month renewal date. As of both June 30, 2022 and March 31, 2022, there was an outstanding balance $2,500,000.

Simultaneously with the Company’s entry into the IHC Facility and the Crestmark Facility, the Company entered into an Intercreditor Agreement with IronHorse and Crestmark which sets forth the respective rights of each of IronHorse and Crestmark as secured parties.

As of this filing there was approximately $3,000,000 of available borrowings under the Crestmark and IHC facilities.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act, which provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application was accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety and we were notified by Crestmark that the debt was discharged. For the three months ended June 30, 2022 and 2021, a gain of approximately $0 and $448,000 (including principal and interest), respectively from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of operations.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. The Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of June 30, 2022 and March 31, 2022 there was an outstanding balance on the installment notes of approximately $195,000 and $213,000, respectively. For the three months ended June 30, 2022 and 2021 the Company incurred interest expense of approximately $4,000 and $6,000, respectively.

Subordinated Debt/Note Payable

In conjunction with the Crestmark Facility and IHC Facility, the parties entered into a subordination agreement on debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended June 30, 2022 and 2021 interest expense was approximately $3,000 and $9,000, respectively on the subordinated note payable.

In connection with the Intercreditor Agreement, the Company was required to subordinate the note payable. Both the Crestmark Facility and IHC Facility agreements allow for the repayment of the subordinated note payable provided any amounts borrowed against these credit facilities are paid in full, the Company maintains a 1 : 1 debt coverage ratio and exhibits sufficient cash liquidity to support on-going operations. As of June 30, 2022 the Company met repayment requirements of the Intercreditor Revolving Credit Facility has made cumulative principal payments totaling $450,000. During the next twelve months the Company intends on making additional payments and pay off the remaining balance outstanding provided the Company meets all repayment requirements of the Crestmark Facility and IHC Facility agreements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

As of both June 30, 2022 and March 31, 2022, the remaining amount due on the note payable was approximately $353,000. The remaining amount due on the subordinated note payable was classified as a current liability as of June 30, 2022 and March 31, 2022 on the condensed consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. We continue to experience various degrees of manufacturing cost pressures due to raw material and electronic component shortages as well as inflationary price increases. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, any financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products. Likewise, logistical supply chain issues may continue to cause delays in the delivery of finished goods. Any of these conditions could adversely affect our operations.

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

LEASES

Operating Leases

We have operating lease agreements for offices and a warehouse facility in Florida, California expiring in various years through 2024.

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida. The lease expires on March 31, 2024. The base rent payment is approximately $9,700 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013 in Ontario, California for our logistics operations. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. The renewal base rent payment is approximately $67,300 with a 3% increase every 12 months for the remaining term of the extension.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On July 1, 2021 we entered into a long-term capital leasing arrangement with Union Credit Corporation to finance the leasing of a used forklift in the amount of approximately $24,000. The lease requires monthly payments in the amount of approximately $755 per month over a total lease term of 36 months which commenced on July 1, 2021. The agreement has an effective interest rate of 9.9% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of June 30, 2022 and March 31, 2022, the remaining amounts due on this capital leasing arrangement was approximately $16,000 and $18,000, respectively. For the three months ended June 30, 2022 and 2021 the Company incurred interest expense of $439 and $0, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

Supplemental balance sheet information related to leases as of June 30, 2022 is as follows:

Assets:
Operating lease - right-of-use assets	$1,072,576
Finance leases as a component of Property and equipment, net of accumulated depreciation of $3,817	22,558
Liabilities
Current
Current portion of operating leases	$897,956
Current portion of finance leases	7,794
Noncurrent
Operating lease liabilities, net of current portion	$226,369
Finance leases, net of current portion	8,599

Supplemental statement of operations information related to leases for the three months ended June 30, 2022 is as follows:

Three Months Ended
June 30, 2022
Operating lease expense as a component of general and administrative expenses	$229,249
Finance lease cost
Depreciation of leased assets as a component of depreciation	$6,817
Interest on lease liabilities as a component of interest expense	$439

Supplemental cash flow information related to leases for the nine months ended  June 30, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$235,765
Financing cash flow paid for finance leases	$1,832

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	15.2
Finance leases	25.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	9.86%

Scheduled maturities of operating and finance lease liabilities outstanding as of June 30, 2022 are as follows:

Year	Operating Leases	Finance Leases

2022 - for the remaining 9 months	$708,120	$6,799
2023	467,552	9,065
2024	-	2,206
Total Minimum Future Payments	1,175,672	18,070

Less: Imputed Interest	51,347	1,677

Present Value of Lease Liabilities	$1,124,325	$16,393

NOTE 9 - STOCK OPTIONS AND WARRANTS

EQUITY INCENTIVE PLAN

On April 12, 2022, our Board of Directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan, or the (“2022 Plan”). The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

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

The 2022 Plan authorized an aggregate of 233,333 shares of the Company’s common stock available to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors. As of June 30, 2022 we had granted 99,751 under the 2022 Plan, none of which were vested leaving 133,582 shares available for issue.

COMMON STOCK OPTIONS

During the three months ended June 30, 2022 the Company issued 667 and 4,000 stock options, respectively, from the 2022 Plan at an exercise price of $2.35 and $8.11 per share, respectively to directors as compensation for their service.

During the three months ended June 30, 2022 the Company issued 33,334 stock options from the 2022 Plan at an exercise price of $4.00 per share to the Company’s officers as incentive compensation for the successful up-listing of the Company’s common stock on the Nasdaq Capital Market.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

On June 28, 2022 the Company issued 61,750 stock options from the 2022 Plan to all employees (excluding Company officers) who had one year or more of service to the Company under an Employee Incentive Plan at an exercise price of $8.11 per share.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For the three months ended June 30, 2022: expected dividend yield of 0%, risk-free interest rate between 2.63% and 3.21%, respectively with volatility between 166.1% and 176.27% respectively with an expected term of three years.

A summary of stock option activity for the three months ended June 30, 2022 is summarized below:

	June 30, 2022
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	56,343	$9.90
Granted	99,751	$6.70
Forfeited	(2,668)	$5.63
Balance at end of period	153,436	$7.87

Options exercisable at end of period	50,007	$10.23

The following table summarizes information about employee stock options outstanding at June 30, 2022:

Range of Exercise Price	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2022
$2.35 - $7.20	57,335	4.0	$4.95	21,667
$8.10 - $9.60	74,419	9.4	$8.21	6,668
$11.40 - $16.50	21,672	4.8	$14.42	21,672
*	153,426			50,007

*	Total number of options outstanding as of June 30, 2022 includes 22,009 options issued to four current and three former directors as compensation, and 69,667 options issued to Company officers as compensation and 61,750 issued to employees as part of an Employee Stock Incentive Plan .

As of June 30, 2022, there was unrecognized expense of approximately $580,000 remaining on options currently vesting over time with an approximate average of nineteen months remaining until these options are fully vested.

The intrinsic value of vested options as of June 30, 2022 was approximately $36,000.

WARRANTS

In connection with the August 2021 Private Placement disclosed in Note 2 and Note 11, common warrants and pre-funded warrants issued and outstanding as of June 30, 2022 are as follows:

	June 30, 2022
	Number of Common Warrants	Weighted Average Exercise Price	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Warrants:
Warrants outstanding at April 1, 2022	1,155,556	$2.80	561,111	$0.30
Warrants issued	100,000	$5.00	-	N/A
Warrants exercised	(231,222)	$2.80	(561,111)	$0.30
Warrants outstanding at June 30, 2022	1,024,334	$3.01	-	N/A

Warrants exercisable at June 30, 2022	924,334	$2.80	-	N/A

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

As of June 30, 2022, the Company’s outstanding warrants by expiration date were as follows:

Number of CommonWarrants	Exercise Price	Expiration Date
924,334	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
1,024,334

NOTE 10 – AUGUST 2021 STOCK REDEMPTION

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

NOTE 11 – AUGUST 2021 PRIVATE PLACEMENT

On August 5, 2021, the Company entered into a securities purchase agreement   with large institutional investors and a strategic investor for a private placement offering of (i) 550,000 shares of its common stock together with Common Warrants to purchase up to 550,000 shares of common stock with an exercise price of $2.80 per share, and (ii) 561,111 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.30 per share, together with Common Warrants to purchase up to 561,111 shares of common stock at an exercise price of $2.80 per share.

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

The closing of the Private Placement took place on August 10, 2021, when the Shares and Warrants were delivered to the purchasers and funds, in the amount of approximately $9,832,000, were received by the Company. Approximately $7,162,000 of the funds was used to execute the Redemption Agreement (See Note 10 – August 2021 Stock Redemption).

Stingray Group Inc. (“Stingray”), a leading music, media and technology participated in the Private Placement and acquired a minority interest in the Company. Stingray is a long-standing business partner with the Company that provides our customers with music content from their extensive library of expertly produced and licensed karaoke content and is now a related party (see Note 1- Related Party Transactions).

In connection with the Private Placement, on July 6, 2021, the Company entered into a Placement Agency Agreement with A.G.P./Alliance Global Partners (“AGP”), which provided for AGP to serve as the exclusive placement agent, advisor or underwriter (the “placement agent services”). Pursuant to the Placement Agency Agreement, upon closing of the Private Placement, the Company paid AGP placement fees of $630,000 (representing 7% of the gross proceeds raised in the Private Placement excluding proceeds raised from the strategic investor, plus 3.5% of the aggregate gross proceeds raised from the strategic investor), and issued AGP warrants to purchase 44,445 shares of the Company’s common stock (the “Advisor Warrants”) (representing 5% of the aggregate number of Shares and Pre-Funded Warrants sold in the Private Placement, excluding the Shares sold to the strategic investor). The Advisor Warrants have the same exercise price ($2.80) and terms as the Common Warrants issued in the Private Placement. The Company estimated the fair value of the Advisor Warrants to be approximately $359,000 using the Black-Scholes Model based on the following input assumptions: common stock price of $9.90, expected life of the warrants of 2.5 years; stock price volatility of 168%; dividend yield of 0%; and the risk-free interest rate of 2.65%.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

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

NOTE 12 – PUBLIC OFFERING AND NASDAQ UPLISTING

On May 23, 2022, the Company effected a reverse stock split of its shares of common stock in a ratio of 1:30. The reverse stock split was effected to meet The Nasdaq Capital Market’s minimum bid price requirement. All information in these consolidated financial statements have been retroactively adjusted to give effect to this 1-for-30 reverse stock split.

On May 23, 2022, the Company entered into the Underwriting Agreement   with Aegis Capital Corp., who acted as the sole Underwriter, in a firm commitment underwritten public offering pursuant to which the Company sold to the Underwriter 1,000,000 shares of common stock, par value $0.01 per share for gross proceeds of $4,000,000 prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $637,000. The price to the public in the Offering was $4.00 per Share, before underwriting discounts and commissions. The offering closed on May 26, 2022. The Company received net proceeds of approximately $3,363,000 which was used for working capital.

Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue to the Underwriter warrants to purchase up to 100,000 shares of Common Stock representing 10.0% of the Shares sold in this Offering, excluding any Shares sold through the over-allotment option. The warrants are exercisable six months from the commencement of sales under the offering, have an exercise price of $5.00 per share and expire five years from the date of issuance. The Company estimated the fair value of these warrants to be approximately $244,000 using the Black-Scholes Model based on the following input assumptions: common stock price of $2.90, expected life of the warrants of 3 years; stock price volatility of 176%; dividend yield of 0%; and the risk-free interest rate of 2.63%.

On May 24, 2022, the Company’s common stock was approved to list on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital Market on May 24, 2022.

NOTE 13 - SEGMENT INFORMATION

Sales to customers outside of the United States for the three months ended June 30, 2022 and 2021 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED
	June 30,
	2022	2021

North America	$11,692,000	$5,966,000
Australia	-	100,000
	$11,692,000	$6,066,000

The geographic area of sales was based on the location where the product is delivered.

NOTE 14 –RELATED PARTY TRANSACTIONS

Stingray is part of the group of investors who participated in the August 2021 Private Placement and have acquired a minority interest in the Company and has one Director on the Company’s Board (see Note 11 – August 2021 Private Placement ).

DUE TO/FROM RELATED PARTIES

On June 30, 2022 and March 31, 2022, the Company had amounts due from Stingray of approximately $242,000 and $152,000, respectively for shared revenue from music content provided to our customers from their library of produced and licensed karaoke content.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Unaudited)

TRADE

The Company has a music subscription sharing agreement with Stingray. For the three months ended June 30, 2022 and 2021 the Company received music subscription revenue of approximately $132,000 and $115,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Three Months Ended
	June 30,	June 30,
	2022	2021
Reserve for sales returns at beginning of the year	$990,000	$960,000
Provision for estimated sales returns	624,000	539,000
Sales returns received	(732,000)	(749,000)

Reserve for sales returns at end of the period	$882,000	$750,000

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended June 30, 2022 and 2021 totaled approximately $15,000 and $18,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 17 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At June 30, 2022, approximately 83% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2022, 53% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended June 30, 2022, there were two customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 50% and 37%, respectively. For the three months ended June 30, 2021, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 45%, 18%, 14% and 14%, respectively.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 81% and 86% of net sales in fiscal 2022 and 2021, respectively.

Recent Developments

Controlled Company

As of the date of this report, Digital Power Lending, LLC (“Digital Power Lending”) beneficially owns and BitNile Holdings, Inc. (“BitNile Holdings”) and Milton C. Ault, III (“Ault,” and collectively with Digital Power Lending and BitNile Holdings, “BitNile”) may be deemed to beneficially own an aggregate of 1,683,000 shares of our common stock or approximately 54.4% of our outstanding shares. Digital Power Lending is a wholly owned subsidiary of BitNile Holdings. Mr. Ault is the Executive Chairman of BitNile Holdings.

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

Appointment of New Directors

Effective July 27, 2022, the Board of Directors (the “Board”) of the Company increased the number of directors to eight and appointed Messrs. Bernardo Melo, James Turner and Kenneth Cragun as directors. Messrs. Melo, Turner and Cragun will serve as members of the Board until the next annual meeting of the Company’s stockholders, and until their successors are elected and qualified or until their earlier death, resignation or removal. Messrs. Turner and Cragun were recommended for nomination by BitNile, the Company’s majority stockholder, and evaluated and nominated by the Company’s Nominating and Corporate Governance Committee.

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

Further, as consumer demand improved and economic activity increased, we have experienced supply chain challenges, including increased lead times, port closures in China and delays in Los Angeles, global container shortages, as well as inflation of logistics and labor costs due to availability constraints and high demand. We expect these inflationary trends to continue throughout the remainder of the fiscal year. We may also experience logistical issues with when we receive inventory and the timing of customer demand which could result in potential reductions in profit margins and/or the need for additional inventory reserves.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance in the future will depend on future developments, including the duration, geographic location and intensity of the pandemic, the impact of virus variants, the rate of vaccinations, our continued ability to manufacture and distribute our products, as well as any future actions that may be taken by governmental authorities or by us relating to the pandemic. For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors” included in Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

HIGH INFLATION AND UNFAVORABLE ECONOMIC CONDITIONS COULD NEGATIVELY AFFECT OUR OPERATIONS AND RESULTS.

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including inflation, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. For example, in 2021 and continuing into 2022, the United States has experienced a rapid increase in inflation levels of over 9%, which is now at a 40-year historic high. While we have experienced a significant decrease in container costs for inbound containers due to decreased demand in general, we are continuing to see increases in drayage costs due to cost of fuel increases as well as significant charges from the Port of Los Angeles such as “port congestion fees” and other surcharges due to inflation. The cost of labor, employee benefits, pallets and warehouse supplies and other logistics related costs continue to increase at record rates. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales for the three months ended June 30, 2022 and 2021:

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended
	June 30, 2022	June 30, 2021

Net Sales	100.0%	100.0%

Cost of Goods Sold	72.8%	74.0%

Gross Profit	27.2%	26.0%

Operating Expenses
Selling expenses	5.2%	9.5%
General and administrative expenses	20.3%	23.4%
Depreciation and amortization	0.5%	1.1%

Total Operating Expenses	26.0%	34.0%

Income (Loss) from Operations	1.2%	-8.0%

Other (Expenses) Income
Gain from Paycheck Protection Plan loan forgiveness	0.0%	7.4%
Gain - related party	0.0%	0.2%
Interest expense	-1.4%	-1.6%
Finance costs	-0.1%	-0.3%

Total Other (Expenses) Income, net	-1.5%	5.7%

Loss Before Income Tax Benefit	-0.3%	-2.3%

Income Tax Benefit	0.0%	0.5%

Net Loss	-0.3%	-1.8%

QUARTER ENDED JUNE 30, 2022 COMPARED TO THE QUARTER ENDED JUNE 30, 2021

NET SALES

Net sales for the three months ended June 30, 2022 increased to approximately $11,692,000 from approximately $6,066,000 an increase of approximately $5,626,000 as compared to the three months ended June 30, 2021. The increase in net sales was primarily due to an initial spring product set in one major customer’s consumer electronics department which contributed approximately $3,140,000 of the increase with the remaining increase primarily due to another major customer that opted to receive product via direct import and accelerated their delivery schedule.

GROSS PROFIT

Gross profit for the three months ended June 30, 2022 increased to approximately $3,181,000 from approximately $1,578,000 an increase of approximately $1,603,000 as compared to the three months ended June 30, 2021. The increase in net sales contributed approximately $1,463,000 with the remaining increase due to improvement of gross profit margin of approximately $140,000.

Gross profit margin for the three months ended June 30, 2022 was 27.2% compared to 26.0% for the three months ended June 30, 2021. The primary reason for the increase in gross profit margin was due to the favorable product mix for one major customer’s initial product set as indicated in net sales above which included several new products in their product assortment that yield higher margins.

OPERATING EXPENSES

During the three months ended June 30, 2022, total operating expenses increased to approximately $3,034,000 compared to approximately $2,068,000 during the three months ended June 30, 2021. This represents an increase in total operating expenses of approximately $966,000 from the three months ended June 30, 2021. The increase in operating expenses is primarily due to an increase in general and administrative expenses of approximately $949,000. There was an increase in pallet expenses, warehouse supplies and expense and temporary labor at our California facility of approximately $262,000 due to an increase in third party logistics business, a one-time project associated with the initial product set in a major customer’s consumer electronics department (see NET SALES), as well as price increases due to inflation and supply chain shortages. There was an increase in legal, professional, investor relations and stock exchange listing fees of approximately $222,000 primarily related to the public offering and Nasdaq up-listing in May 2022 (see NOTE 12 -PUBLIC OFFERING AND NASDAQ UPLISTING). There was an increase in compensation of approximately $172,000 primarily due to compensation for new members of the board of directors and officers’ incentive bonuses. There was an increase in bad debt reserve expense of approximately $151,000 related to required reserves commensurate with the increase in net sales and accounts receivable. The remaining increase was primarily due to one-time ERP system projects, increases in costs due to inflation and increases selling and administrative variable expenses commensurate with the increase in net sales.

INCOME FROM OPERATIONS

There was income from operations of approximately $147,000 for the three months ended June 30, 2022 compared to a loss from operations of approximately $490,000 for the three months ended June 30, 2021. The increase in income from operations of approximately $637,000 was primarily due to the increase in gross profit offset by the increase in operating expenses as explained above.

OTHER (EXPENSES) INCOME

Other expenses increased by approximately $511,000 to approximately $168,000 in other expenses for the three months ended June 30, 2022 compared to approximately $343,000 in other income, net for the three months ended June 30, 2021. During the three months ended June 30, 2022, there was an increase in interest expense of approximately $60,000 as the Company had outstanding borrowings of $2,500,000 on the IHC inventory financing facility during the three months ended June 30, 2022 compared to borrowings of approximately $365,000 outstanding borrowings during the three months ended June 30, 2021. During the three months ended June 30, 2021 there was a one-time gain from the forgiveness of the Payroll Protection Plan loan of approximately $448,000.

INCOME TAXES

For the three months ended June 30, 2022 and 2021, the Company recognized an income tax benefit of approximately $5,000 and $28,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 24.1% and 19.1%, respectively.

NET LOSS

For the three months ended June 30, 2022 there was a net loss of approximately $16,000 compared to a net loss of approximately $119,000 for the three months ended June 30, 2021. The decrease in the net loss was primarily due to the same reasons discussed in Income from Operations, Other (Expenses) and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company had cash on hand of approximately $2,278,000 as compared to cash on hand of approximately $1,383,000 on June 30, 2021. We had working capital of approximately $12,006,000 as of June 30, 2022. Net cash used in operating activities was approximately $4,149,000 for the three months ended June 30, 2022. During the three months ended June 30, 2022 there was an increase in accounts receivable of approximately $7,002,000 due to an increase in sales to two major customers as explained in net sales above. This increase in net cash used in operating activities was offset by an increase in in accounts payable and accrued expenses of approximately $1,839,000 primarily due to payment of prior season’s inventory that arrived late due to global logistics issues. There was a decrease in inventory of approximately $1,205,000 primarily due to a decrease in-transit inventory from March 31, 2022 as new product for the initial spring product set at one major customer was shipped   during the three months ended June 30, 2022.

Net cash provided by operating activities was approximately $794,000 for the three months ended June 30, 2021. During the three months ended June 30, 2021 there was a decrease in amounts due from Crestmark Bank of approximately $4,214,000 as cash collected in excess of amounts due on accounts receivable financing was transferred to operating cash. There was an increase in accounts payable of approximately $3,813,000 primarily related to the purchase of inventory for the upcoming peak season. These increases to cash provided by operating expenses were offset by an increase in accounts receivable of approximately $3,251,000 due to the increase in sales to two major customers and an increase in inventories of approximately $2,880,000 due to an earlier build-up of inventory for the upcoming peak season due to global logistics issues and risks.

Net cash used in investing activities for the three months ended June 30, 2022 was approximately $22,000 as compared to approximately $56,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the three months ended June 30, 2022 was approximately $4,159,000 compared to cash provided by financing activities of approximately $248,000 for the same period ended of the prior year. In May 2022, we received net proceeds of approximately $3,363,000 from the public offering we executed in conjunction with our up-listing to Nasdaq as summarized in the next two paragraphs. In addition, during the three-months ended June 30, 2022, we received proceeds of approximately $816,000 from the exercise of pre-funded and common stock warrants. All proceeds were used for working capital.

On May 23, 2022, the “Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., who acted as the sole underwriter (the “Underwriter”), in a firm commitment underwritten public offering (the “Offering”) pursuant to which the Company sold to the Underwriter 1,000,000 shares (the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”) for gross proceeds of $4,000,000 prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $637,000. The price to the public in the Offering was $4.00 per Share, before underwriting discounts and commissions. The offering closed on May 26, 2022. The Company received net proceeds of approximately $3,363,000 which was used for working capital.

On May 24, 2022, the Company’s Common Stock was approved to list on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital Market on May 24, 2022.

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

As of this filing, we have borrowed approximately $2,500,000 on the IHC Facility, which is the maximum loan amount allowed on eligible inventory and no borrowings on our Crestmark Facility which will make available up to $10.0 million of eligible accounts receivable as the next twelve months progress as long as the loan is in place. As of this filing the Company has approximately $3,000,000 currently available from these two credit facilities based on eligible inventory with IHC and eligible accounts receivable with Crestmark.

We believe that our cash on hand, working capital (net of cash), cash expected to be generated from our operating forecast, along with the availability of cash from our credit facilities (See Note 7 –FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the filing of this report.

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2022 Annual Report.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 11, 2020, a Complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernardino County. The complaint alleges an employee of SMCL committed employment practice violations against a former temporary employee not employed by us. Management has investigated the allegation and has engaged an employment attorney to defend the lawsuit. The case is still in discovery and no trial date has been set. The complaint seeks damages estimated to be no less than $500,000 in money judgement. Management does not believe the claims have merit and does not believe the lawsuit will have a material adverse effect on our financial results.

On April 29, 2022, a complaint was filed by Tunnel IP LLC against the Company in the U.S. District Court for the Southern District of Florida. The Complaint alleges that one of the Company’s products, SDL2093, infringes on U.S. Patent No. 7,916,877. On June 24, 2022, Tunnel IP agreed to dismiss all claims against the Company with prejudice.

As of this filing, management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon any of our senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: August 22, 2022	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

