Form 10-Q
period 2022-09-30
SINGING MACHINE CO INC
filed 2022-11-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______.

Commission File Number -001-41405

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

As of November 11, 2022, the issuer had 3,108,814 shares of common stock, par value $0.01 per share, outstanding.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(unaudited)
Assets
Current Assets
Cash	$2,978,683	$2,290,483
Accounts receivable, net of allowances of $277,953 and $122,550, respectively	10,640,685	2,785,038
Due from Crestmark Bank	1,076,988	100,822
Accounts receivable related party - Stingray Group, Inc.	81,665	152,212
Inventories, net	16,022,436	14,161,636
Prepaid expenses and other current assets	158,238	344,409
Deferred financing costs	-	7,813
Total Current Assets	30,958,695	19,842,413

Property and equipment, net	532,505	565,094
Deferred tax assets	812,478	892,559
Operating Leases - right of use assets	862,279	1,279,347
Other non-current assets	193,841	86,441
Total Assets	$33,359,798	$22,665,854

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$10,133,743	$5,391,265
Accrued expenses	2,544,287	1,732,355
Revolving line of credit - Iron Horse Credit	2,500,000	2,500,000
Refunds due to customers	93,925	97,968
Reserve for sales returns	1,690,606	990,000
Current portion of finance leases	7,988	7,605
Current portion of installment notes	77,479	74,300
Current portion of operating lease liabilities	848,723	876,259
Subordinated note payable - Starlight Marketing Development, Ltd.	352,659	352,659
Total Current Liabilities	18,249,410	12,022,411

Finance leases, net of current portion	6,528	10,620
Installment notes, net of current portion	99,098	138,649
Operating lease liabilities, net of current portion	60,374	457,750
Total Liabilities	18,415,410	12,629,430

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value;100,000,000 shares authorized; 3,108,814 and 1,221,209 shares issued and outstanding, respectively	31,088	12,212
Additional paid-in capital	29,511,318	24,902,694
Accumulated deficit	(14,598,018)	(14,878,482)
Total Shareholders’ Equity	14,944,388	10,036,424
Total Liabilities and Shareholders’ Equity	$33,359,798	$22,665,854

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Sales	$17,113,636	$17,368,973	$28,805,690	$23,434,623

Cost of Goods Sold	13,149,667	14,041,669	21,661,191	18,529,449

Gross Profit	3,963,969	3,327,304	7,144,499	4,905,174

Operating Expenses
Selling expenses	899,590	733,485	1,504,787	1,311,467
General and administrative expenses	2,417,405	1,776,997	4,787,829	3,198,349
Depreciation	62,323	66,809	120,390	135,080
Total Operating Expenses	3,379,318	2,577,291	6,413,006	4,644,896

Income from Operations	584,651	750,013	731,493	260,278

Other (Expenses) Income
Gain - related party	-	-	-	11,236
Gain from Payroll Protection Plan loan forgiveness	-	-	-	448,242
Gain from settlement of accounts payable	-	236,472	-	236,472
Interest expense	(185,827)	(110,864)	(345,940)	(210,393)
Finance costs	-	(9,375)	(7,813)	(26,297)
Total Other (Expenses) Income, net	(185,827)	116,233	(353,753)	459,260

Income Before Income Tax Provision	398,824	866,246	377,740	719,538

Income Tax Provision	(102,357)	(173,873)	(97,276)	(145,778)

Net Income	$296,467	$692,373	$280,464	$573,760

Net Income per Common Share
Basic	$0.10	$0.43	$0.11	$0.40
Diluted	$0.08	$0.43	$0.09	$0.39

Weighted Average Common and Common
Equivalent Shares:
Basic	3,071,131	1,593,929	2,484,660	1,448,603
Diluted	3,610,188	1,605,134	2,961,631	1,460,967

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities
Net Income	$280,464	$573,760
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	120,390	135,080
Amortization of deferred financing costs	7,813	26,297
Change in inventory reserve	(93,447)	53,890
Change in allowance for bad debts	155,403	118,321
Loss from disposal of property and equipment	-	4,394
Stock based compensation	231,213	34,727
Change in net deferred tax assets	80,081	145,778
Paycheck Protection Plan loan forgiveness	-	(448,242)
Gain - related party	-	(11,236)
Gain from extinguishment of accounts payable	-	(236,472)
Changes in operating assets and liabilities:
Accounts receivable	(8,011,050)	(9,409,973)
Due from Crestmark Bank	(976,166)	4,557,120
Accounts receivable - related parties	70,547	(70,880)
Inventories	(1,767,353)	(13,721,821)
Prepaid expenses and other current assets	186,171	23,155
Other non-current assets	(107,400)	50,262
Accounts payable	4,742,478	16,409,171
Accrued expenses	811,932	381,213
Customer deposits	-	(53,249)
Refunds due to customers	(4,043)	(46,686)
Reserve for sales returns	700,606	903,731
Operating lease liabilities, net of operating leases - right of use assets	(7,844)	5,655
Net cash used in operating activities	(3,580,205)	(576,005)
Cash flows from investing activities
Purchase of property and equipment	(87,801)	(77,599)
Net cash used in investing activities	(87,801)	(77,599)
Cash flows from financing activities
Proceeds from Issuance of stock - net of transaction expenses	3,362,751	9,000,580
Payment of redemption and retirement of treasury stock	-	(7,162,452)
Net proceeds from revolving lines of credit	-	1,977,006
Payment of deferred financing charges	-	(37,501)
Payments on installment notes	(36,372)	(33,451)
Proceeds from exercise of stock options	-	4,800
Proceeds from exercise of pre-funded warrants	168,334	-
Proceeds from exercise of common warrants	865,202	-
Payment on subordinated note payable		(150,000)
Payments on finance leases	(3,709)	(4,440)
Net cash provided by financing activities	4,356,206	3,594,542
Net change in cash	688,200	2,940,938

Cash at beginning of year	2,290,483	396,579
Cash at end of period	$2,978,683	$3,337,517

Supplemental disclosures of cash flow information:
Cash paid for interest	$331,225	$249,734
Equipment purchased under capital lease	$-	$23,651
Issuance of common stock and warrants for stock issuance expenses	$-	$547,838
Operating leases - right of use assets and lease liabilities at inception of lease	$-	$16,364

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2022	-	$-	3,017,700	$30,177	$29,098,800	$(14,894,485)	$14,234,492

Net income			-	-	-	296,467	296,467
Exercise of common stock warrants			77,779	778	217,003	-	217,781
Issuance of common stock - officers			3,335	33	31,216	-	31,249
Issuance of common stock - non-employee			10,000	100	93,600	-	93,700
Employee compensation-stock option			-	-	70,699	-	70,699

Balance at September 30, 2022	-	$-	3,108,814	$31,088	$29,511,318	$(14,598,018)	$14,944,388

Balance at June 30, 2021	-	-	1,302,025	$13,020	$20,160,613	$(12,372,804)	$7,800,829

Net income			-	-	-	692,373	692,373
Issuance of stock			550,000	5,500	4,944,500	-	4,950,000
Issuance of pre-funded warrants			-	-	4,881,667	-	4,881,667
Payment of stock issuance expenses			-	-	(831,087)	-	(831,087)
Issuance of stock for stock issuance expenses			19,047	190	(190)	-	-
Redemption and retirement of treasury shares			(654,105)	(6,541)	(4,301,149)	(2,854,762)	(7,162,452)
Issuance of common stock - directors			575	6	4,994	-	5,000
Issuance of common stock - non-employee			1,667	17	16,983	-	17,000
Employee compensation-stock option			-	-	7,623	-	7,623

Balance at September 30, 2021	-	$-	1,219,209	$12,192	$24,883,954	$(14,535,193)	$10,360,953

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended September 30, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2022	-	$-	1,221,209	$12,212	$24,902,694	$(14,878,482)	$10,036,424

Net income			-	-	-	280,464	280,464
Issuance of common stock			1,000,000	10,000	3,990,000	-	4,000,000
Payment of stock issuance expenses			-	-	(637,250)	-	(637,250)
Exercise of pre-funded warrants			561,113	5,611	162,723	-	168,334
Exercise of common stock warrants			309,001	3,090	862,113	-	865,203
Issuance of common stock - directors			2,468	25	19,991	-	20,016
Issuance of common stock - officers			3,335	33	31,216	-	31,249
Issuance of Common stock - non-employee			10,000	100	93,600	-	93,700
Employee compensation-stock option			-	-	86,248	-	86,248
Rounding of common stock issued due to reverse split			1,688	17	(17)	-	-

Balance at September 30, 2022	-	$-	3,108,814	$31,088	$29,511,318	$(14,598,018)	$14,944,388

Balance at March 31, 2021	-	$-	1,301,358	$13,013	$20,150,716	$(12,254,191)	$7,909,538

Net income			-	-	-	573,760	573,760
Issuance of stock			550,000	5,500	4,944,500	-	4,950,000
Issuance of pre-funded warrants			-	-	4,881,667	-	4,881,667
Payment of stock issuance expenses			-	-	(831,087)	-	(831,087)
Issuance of stock for stock issuance expenses			19,047	190	(190)	-	-
Redemption and retirement of treasury shares			(654,105)	(6,541)	(4,301,149)	(2,854,762)	(7,162,452)
Issuance of common stock - directors			575	6	4,994	-	5,000
Issuance of common stock - non-employee			1,667	17	16,983	-	17,000
Employee compensation-stock option			-	-	12,727	-	12,727
Exercise of stock options			667	7	4,793	-	4,800

Balance at September 30, 2021	-	$-	1,219,209	$12,192	$24,883,954	$(14,535,193)	$10,360,953

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company”, “SMC”, “The Singing Machine”) and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMCL”) and SMC-Music, Inc.(“SMCM”) and SMC (HK) Limited (“SMH”), are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. The products are sold directly to distributors and retail customers.

NOTE 2 – RECENT DEVELOPMENTS

Controlled Company

On June 13, 2022, BitNile Holdings, Inc. (“BitNile Holdings”), a Delaware corporation, Ault Lending, LLC (“Ault Lending”), a California limited liability company and subsidiary of BitNile Holdings, and Milton C. Ault, III (“Ault”), Founder and Executive Chairman of BitNile Holdings (collectively the “Reporting Persons”) filed a joint Schedule 13D filing (the “Schedule 13D”) reporting that the Reporting Persons acquired, in the aggregate, 52.8% of the issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company, through open market purchases.

Pursuant to the Schedule 13D and subsequent amended Schedule 13D filings and Section 16 filings, Ault Lending beneficially owns and BitNile Holdings and Ault may be deemed to beneficially own an aggregate of 1,787,200 shares of the Common Stock (the “Shares”), or approximately 57.4% of the outstanding shares of Common Stock as of this filing.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

NOTE 3 – LIQUIDITY

The Company reported net income of approximately $280,000 and used cash in operating activities of approximately $3,580,000 for the six months ended September 30, 2022. On October 14, 2022 the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Fifth Third Bank, National Association, as Lender (“Fifth Third”) replacing the Company’s credit facilities with Crestmark Bank and Iron Horse Credit that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025. The Company believes that our cash on hand, cash expected to be generated from our operations, along with the availability of cash from our Credit Agreement with Fifth Third (See Note 7 –FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the date of this report.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMH, SMCL, and SMCM. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented. The accompanying unaudited financial statements for the three and six months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at September 30, 2022 and March 31, 2022 are approximately $595,000 and $172,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of September 30, 2022 and March 31, 2022 the estimated amounts for these future inventory returns were approximately $1,112,000 and $683,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of September 30, 2022 and March 31, 2022 the Company had inventory reserves of approximately $271,000 and $364,000, respectively for estimated excess and obsolete inventory.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No

impairment was recorded as of September 30, 2022 and 2021.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, due from related parties, accounts payable, accrued expenses, customer deposits, and refunds due to customers approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the notes payable, finance leases and installment notes approximate fair value either due to the relatively short period to maturity or the related interest is accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended September 30, 2022 and 2021 co-op promotion incentives were approximately $724,000 and $738,000, respectively. For the six months ended September 30, 2022 and 2021 co-op promotion incentives were approximately $1,020,000 and $1,010,000, respectively.

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

The Company’s reserve for sales returns as of September 30, 2022 and March 31, 2022, were approximately $1,691,000 and $990,000 respectively.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 13 – SEGMENT INFORMATION).

Revenue is derived from five different major product lines. Disaggregated revenue from these product lines for the three and six months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Six Months Ended
Product Line	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Classic Karaoke Machines	$9,132,000	$13,336,000	$14,343,000	$17,810,000
Licensed Product	4,000	94,000	48,000	873,000
SMC Kids Toys	622,000	1,021,000	1,557,000	1,091,000
Microphones and Accessories	2,558,000	1,210,000	5,110,000	1,994,000
Streaming *	4,798,000	1,708,000	7,748,000	1,667,000
Total Net Sales	$17,114,000	$17,369,000	$28,806,000	$23,435,000

*	Streaming—The streaming karaoke product line is defined by the ability to stream karaoke content directly via WiFi to our karaoke machine without requiring any 3rd party devices.

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended September 30, 2022 and 2021 shipping and handling expenses were approximately $115,000 and $134,000, respectively. For the six months ended September 30, 2022 and 2021 shipping and handling expenses were approximately $161,000 and $285,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of income over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and six months ended September 30, 2022 and 2021 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended September 30, 2022 and 2021, the stock option expense was approximately $70,000 and $8,000, respectively. For the six months ended September 30, 2022 and 2021, the stock option expense was approximately $86,000 and $13,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of income. For the three months ended September 30, 2022 and 2021, these amounts totaled approximately $41,000 and $19,000, respectively. For the six months ended September 30, 2022 and 2021, these amounts totaled $58,000 and $50,000 respectively.

INCOME TAXES

The Company follows the provisions of FASB ASC 740 “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. As of both September 30, 2022 and March 31, 2022 the Company recorded a valuation allowance of approximately $78,000.

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the six months ended September 30, 2022 and 2021 we estimated our effective U.S federal tax rate to be approximately 21% and 20%, respectively. As of September 30, 2022 and March 31, 2022 the Singing Machine had net deferred tax assets of approximately $812,000 and $893,000, respectively. The Company recorded an income tax provision of approximately $102,000 and $174,000 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded an income tax provision of approximately $97,000 and $146,000 for the six months ended September 30, 2022 and 2021, respectively.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of September 30, 2022, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS PER SHARE

Computation of dilutive shares for the three and six months ended September 30, 2022 and 2021 are as follows:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2022	For the six months ended September 30, 2021
Basic weighted average common shares outstanding	3,071,131	1,593,929	2,484,660	1,448,603
Effect of dilutive stock options and warrants	539,057	11,205	476,971	12,364

Diluted weighted average common shares outstanding	3,610,188	1,605,134	2,961,631	1,460,967

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the three and six months ended September 30, 2022, options to purchase 49,781 shares of common stock were excluded in the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and six months ended September 30, 2021 options and warrants to purchase 1,181,889 were excluded in the calculation of diluted net income per share as the result would have been anti-dilutive.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

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

NOTE 5 - INVENTORIES, NET

Inventories are comprised of the following components:

	September 30,	March 31,
	2022	2022

Finished Goods	$13,937,000	$10,537,000
Inventory in Transit	1,244,000	3,306,000
Estimated Amount of Future Returns	1,112,000	683,000
Subtotal	16,293,000	14,526,000
Less:Inventory Reserve	271,000	364,000

Inventories, net	$16,022,000	$14,162,000

NOTE 6 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	September 30,	March 31,
	LIFE	2022	2022

Computer and office equipment	5-7 years	$468,000	$440,000
Furniture and fixtures	7 years	98,000	98,000
Warehouse equipment	7 years	210,000	210,000
Molds and tooling	3-5 years	2,046,000	1,986,000
		2,822,000	2,734,000
Less: Accumulated depreciation		2,289,000	2,169,000
		$533,000	$565,000

Depreciation expense for the three months ended September 30, 2022 and 2021 was approximately $62,000 and $67,000, respectively.

Depreciation expense for the six months ended September 30, 2022 and 2021 was approximately $120,000 and $135,000, respectively.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

The Crestmark Facility was secured by a perfected security interest in all assets including a first security interest in accounts receivable and inventory. Notwithstanding the foregoing, Crestmark subordinated its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2.0 million. For the three months ended September 30, 2022 and 2021 the Company recorded interest expense under the Crestmark Facility of approximately $79,000 and $51,000, respectively. For the six months ended September 30, 2022 and 2021 the Company recorded interest expense under the Crestmark Facility of approximately $132,000 and $96,000, respectively. As of September 30, 2022 and March 31, 2022, the Company had no outstanding balance on the Crestmark Facility. The Crestmark Facility was terminated on October 13, 2022 and was replaced with the new Credit Agreement with Fifth Third effective October 14, 2022 as outlined below.

Under the IHC Facility:

●	Advance rate shall not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company must maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. The Company was not in compliance with this covenant as of May 31, 2022; however, a waiver from default was obtained from IHC for this month. As of September 30, 2022, the Company was in compliance with this covenant.

The IHC Facility was secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest shall be calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Interest expense under the IHC Facility for the three months ended September 30, 2022 and 2021 was approximately $100,000 and $48,000, respectively. Interest expense under the IHC Facility for the six months ended September 30, 2022 and 2021 was approximately $198,000 and $86,000, respectively. As of both September 30, 2022 and March 31, 2022, there was an outstanding balance of $2,500,000. The IHC Facility was terminated on October 13, 2022 and was replaced with the new Credit Agreement with Fifth Third effective October 14, 2022 as outlined below.

Simultaneously with the Company’s entry into the IHC Facility and the Crestmark Facility, the Company entered into an Intercreditor Agreement with IronHorse and Crestmark which sets forth the respective rights of each of IronHorse and Crestmark as secured parties.

Credit and Security Agreement with Fifth Third Bank, National Association:

On October 14, 2022 the Company entered into the Credit Agreement with Fifth Third, as Lender (the “Credit Agreement”) replacing the Company’s credit facilities with Crestmark Bank and Iron Horse Credit that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025.

The revolving credit facility bears interest of (a) the Prime Rate plus 0.50% or (b) the 30-day Term SOFR rate plus 3.00% (subject in each case to a floor of 0.50%), depending on the type of loan requested by the Company. “Term SOFR” means the forward-looking SOFR rate administered by CME Group, Inc. (or other administrator selected by Fifth Third) and published on the applicable Bloomberg LP screen page (or such other commercially available source providing such quotations as may be selected by Fifth Third), fixed by the administrator thereof two business days prior to the commencement of the applicable Interest Period (provided, however, that if Term SOFR is not published for such Business Day, then Term SOFR shall be determined by reference to the immediately preceding Business Day on which such rate is published), rounded upwards, if necessary, to the next 1/8th of 1% and adjusted for reserves if Fifth Third is required to maintain reserves with respect to the relevant Loans, all as determined by Lender in accordance with the Credit Agreement and Fifth Third’s loan systems and procedures periodically in effect. An Unused Line Fee of 0.35% per annum of the excess of the Revolving Credit Facility over the average monthly balance of outstanding revolving loans, payable monthly. The obligations under the Credit Agreement are secured by all of the assets of the Company and SMC, presently owned or later acquired, and all cash and non-cash proceeds thereof (including, without limitation, insurance proceeds).

Under the Credit Agreement:

●	Accounts Receivable advance rate up to an 85% against eligible Accounts Receivable assuming dilution is under 5% of sales, plus
●	Inventory advance of up to 85% of the Net Orderly Liquidation Value of eligible inventory as determined by an appraiser satisfactory to Fifth Third, with a sublimit to be determined based on Fifth Third’ s continuing due diligence. The inventory advance rate will increase to 95% of the Net Orderly Liquidation Value of eligible inventory from April through June (or another 3-month time frame to be determined based on Fifth Third’s continuing due diligence) each year to support seasonal working capital needs.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

●	The Company must maintain a Minimum Fixed Charge Coverage of 1.05 to 1.
●	Covenants may also include reasonable limitations on dividends, distributions, and management fees.
●	The first Fixed Charge Coverage test will be the period from close to September 30, 2022, building to a trailing twelve months.

Through September 30, 2022, the Company incurred $70,000 of costs in connection with obtaining this financing, which are currently reflected in other non-current assets and were reclassified to deferred financing costs upon the close of the Credit Agreement. As of date of this filing there was approximately $4,000,000 available borrowings under this Credit Agreement.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act, which provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application was accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety and we were notified by Crestmark that the debt was discharged. For the six months ended September 30, 2022 and 2021, a gain of approximately $0 and $448,000 (including principal and interest), respectively from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of income.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. The Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of September 30, 2022 and March 31, 2022 there was an outstanding balance on the installment notes of approximately $177,000 and $213,000, respectively. For the three months ended September 30, 2022 and 2021 the Company incurred interest expense of approximately $4,000 and $5,000, respectively. For the six months ended September 30, 2022 and 2021 the Company incurred interest expense of approximately $8,000 and $11,000, respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility, the parties entered into a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended September 30, 2022 and 2021 interest expense was approximately $3,000 and $5,000, respectively on the subordinated note payable and the related party subordinated debt. During the six months ended September 30, 2022 and 2021 interest expense was approximately $6,000 and $14,000, respectively on the subordinated note payable and the related party subordinated debt.

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

As of both September 30, 2022 and March 31, 2022, the remaining amount due on the note payable was approximately $353,000. The remaining amount due on the subordinated note payable was classified as a current liability as of September 30, 2022 and March 31, 2022 on the condensed consolidated balance sheets. As part of the new Credit Agreement with Fifth Third that the Company entered into on October 14, 2022, the subordinated note was paid in full on October 26, 2022.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

COVID-19

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

LEGAL MATTERS

On September 11, 2020, a complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in the Superior Court of San Bernardino County. The complaint alleges an employee of the Company committed employment practice violations against a former temporary employee not employed by the Company. Management investigated the allegation and has engaged an employment attorney to defend the lawsuit. The case is still in discovery and no trial date has been set. Management does not believe the claims have merit and does not believe the lawsuit will have a material adverse effect on the Company’s financial results.

Other than as disclosed above, we are not a party to, and our property is not the subject of, any material legal proceedings.

LEASES

Operating Leases

We have operating lease agreements for offices and a warehouse facility in Florida and California expiring in various years through 2024.

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida. The lease expires on March 31, 2024. The base rent payment is approximately $9,700 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013 in Ontario, California for our logistics operations. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. The renewal base rent payment is approximately $69,277 with a 3% increase every 12 months for the remaining term of the extension.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On July 1, 2021 we entered into a long-term capital leasing arrangement with Union Credit Corporation to finance the leasing of a used forklift in the amount of approximately $24,000. The lease requires monthly payments in the amount of approximately $755 per month over a total lease term of 36 months which commenced on July 1, 2021. The agreement has an effective interest rate of 9.9% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of September 30, 2022 and March 31, 2022, the remaining amounts due on this capital leasing arrangement was approximately $15,000 and $18,000, respectively. For the three months ended September 30, 2022 and 2021 the Company incurred interest expense of $389 and $0, respectively. For the six months ended September 30, 2022 and 2021 the Company incurred interest expense of $828 and $376, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

Supplemental balance sheet information related to leases as of September 30, 2022 is as follows:

Assets:
Operating lease - right-of-use assets	$862,279
Finance leases as a component of Property and equipment, net of accumulated depreciation of $4,859	9,657
Liabilities
Current
Current portion of operating leases	$848,723
Current portion of finance leases	7,988
Noncurrent
Operating lease liabilities, net of current portion	$60,374
Finance leases, net of current portion	6,528

Supplemental statement of operations information related to leases for the three and six months ended September 30, 2022 is as follows:

	Three Months Ended	Six Months Ended
	September 30 2022	September 30 2022
Operating lease expense as a component of general and administrative expenses	$227,839	$457,088
Finance lease cost
Depreciation of leased assets as a component of depreciation	$1,041	$4,859
Interest on lease liabilities as a component of interest expense	$389	$828

Supplemental cash flow information related to leases for the six months ended September 30, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$463,521
Financing cash flow paid for finance leases		$3,709

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	12.3
Finance leases	21.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	9.86%

Scheduled maturities of operating and finance lease liabilities outstanding as of September 30, 2022 are as follows:

Year	Operating Leases	Finance Leases

2022, for the remaining 3 months	$237,675	$2,266
2023	674,488	9,065
2024	30,739	4,533
Total Minimum Future Payments	942,902	15,864

Less: Imputed Interest	33,805	1,348

Present Value of Lease Liabilities	$909,097	$14,516

NOTE 9 - STOCK OPTIONS AND WARRANTS

EQUITY INCENTIVE PLAN

On April 12, 2022, our Board of Directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan, or the (“2022 Plan”). The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors, and independent contractors.

The maximum number of shares of common stock initially available for issuance under the 2022 Plan is 233,333 shares of common stock and thereafter an annual increase shall be added as of the first day of the Company’s fiscal year beginning in 2023, equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 333,334 shares, and (iii) a lesser amount as determined by the Board of Directors. The shares of common stock subject to stock awards granted under the 2022 Plan that lapse, terminate, expire prior to exercise, are canceled, or are forfeited, shall again become available for issuance under the 2022 Plan.

As of September 30, 2022 we had issued 137,426 common stock options and granted common stock of 15,803 under the 2022 Plan leaving 80,104 shares available for issue.

COMMON STOCK OPTIONS

During six months ended September 30, 2022 the Company issued 667, 4,000 and 1,334 stock options, respectively, from the 2022 Plan at an exercise price of $2.35, $8.11 and $7.40 per share, respectively to directors as compensation for their service.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

During the six months ended September 30, 2022 the Company issued 33,334 and 3,667 stock options from the 2022 Plan at an exercise price of $4.00 per share and $8.65 per share, respectively, to the Company’s officers as incentive compensation for the successful up-listing of the Company’s common stock on the Nasdaq Capital Market and compensation related to their Fiscal 2022 annual incentive plan.

On June 28, 2022 and August 16, 2022 the Company issued 61,750 and 3,000 stock options respectively from the 2022 Plan to all employees (excluding Company officers) who had one year or more of service to the Company under an Employee Incentive Plan at an exercise price of $8.11 and $8.65 per share, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For the six months ended September 30, 2022: expected dividend yield of 0%, risk-free interest rate between 2.63% and 3.21%, respectively with volatility between 166.1% and 176.3% respectively with an expected term of three years.

A summary of stock option activity for the six months ended September 30, 2022 is summarized below:

	September 30, 2022
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	56,343	$9.90
Granted	107,752	$6.83
Forfeited	(2,668)	$5.63
Balance at end of period	161,427	$7.90

Options exercisable at end of period	51,341	$10.19

The following table summarizes information about employee stock options outstanding at September 30, 2022:

Range of Exercise Price	Number Outstanding at September 30, 2022	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2022	Weighted Average Exercise Price
$2.35 - $7.20	58,669	4.4	$4.95	21,667	$6.82
$8.10 - $9.60	81,086	9.2	$8.25	8,002	$7.62
$11.40 - $16.50	21,672	4.5	$14.42	21,672	$14.42
*	161,427			51,341

*	Total number of options outstanding as of September 30, 2022 includes 23,343 options issued to six current and three former directors as compensation, and 73,334 options issued to Company officers as compensation and 64,750 issued to employees as part of an Employee Stock Incentive Plan.

As of September 30, 2022, there was unrecognized expense of approximately $531,000 remaining on options currently vesting over time with an approximate average of twenty-eight months remaining until these options are fully vested.

The intrinsic value of vested options as of September 30, 2022 was approximately $1,000.

WARRANTS

In connection with the August 2021 Private Placement disclosed in Note 2 and Note 11, common warrants and pre-funded warrants issued and outstanding as of September 30, 2022 are as follows:

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

	September 30, 2022
	Number of Common Warrants	Weighted Average Exercise Price	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Warrants:
Warrants outstanding at April 1, 2022	1,155,557	$2.80	561,113	$0.30
Warrants issued	100,000	$5.00	-	N/A
Warrants exercised	(309,001)	$2.80	(561,113)	$0.30
Warrants outstanding at September 30, 2022	946,556	$3.03	-	N/A

Warrants exercisable at September 30, 2022	846,556	$2.80	-	N/A

As of September 30, 2022, the Company’s outstanding warrants by expiration date were as follows:

Number of Common Warrants	Exercise Price	Expiration Date
846,556	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
946,556

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

Stingray Group Inc. (“Stingray”), a leading music, media and technology company participated in the Private Placement and acquired a minority interest in the Company. Stingray is a long-standing business partner with the Company that provides our customers with music content from their extensive library of expertly produced and licensed karaoke content and is now a related party (see Note 14 - Related Party Transactions).

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

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

NOTE 13 - SEGMENT INFORMATION

Sales to customers outside of the United States for the three and six months ended September 30, 2022 and 2021 were primarily made by the Macau Subsidiary in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30,		September 30,
	2022	2021	2022	2021

North America	$16,138,000	$16,729,000	$27,830,000	$22,695,000
Europe	306,000	156,000	306,000	156,000
Australia	670,000	484,000	670,000	584,000
	$17,114,000	$17,369,000	$28,806,000	$23,435,000

The geographic area of sales was based on the location where the product is delivered.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Unaudited)

NOTE 14 –RELATED PARTY TRANSACTIONS

Stingray is part of the group of investors who participated in the August 2021 Private Placement and have acquired a minority interest in the Company and has one Director on the Company’s Board (see Note 11 – August 2021 Private Placement ).

DUE TO/FROM RELATED PARTIES

On September 30, 2022 and March 31, 2022, the Company had amounts due from Stingray of approximately $242,000 and $152,000, respectively for shared revenue from music content provided to the Company’s customers from Stingray’s library of produced and licensed karaoke content.

TRADE

The Company has a music subscription sharing agreement with Stingray. For the three months ended September 30, 2022 and 2021 the Company received music subscription revenue of approximately $123,000 and $110,000, respectively. For the six months ended September 30, 2022 and 2021 the Company received music subscription revenue of approximately $255,000 and $224,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of income.

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Six Months Ended
	September 30,	September 30,
	2022	2021
Reserve for sales returns at beginning of the year	$990,000	$960,000
Provision for estimated sales returns	1,964,000	2,110,000
Sales returns received	(1,263,000)	(1,206,000)

Reserve for sales returns at end of the period	$1,691,000	$1,864,000

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended September 30, 2022 and 2021 totaled approximately $20,000 and $17,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during both of the six months ended September 30, 2022 and 2021 totaled approximately $35,000. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of income. The Company does not provide any post-employment benefits to retirees.

NOTE 17 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At September 30, 2022, approximately 81% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2022, 53% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers, the loss of which could have an adverse impact on the financial position of the Company. For the three months ended September 30, 2022, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 43%, 29% and 10%, respectively. For the three months ended September 30, 2021, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 49%, 16%, and 12%, respectively.

For the six months ended September 30, 2022, there were two customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 46% and 32%, respectively. For the six months ended September 30, 2021, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 48%, 16%, and 14%, respectively.

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

Statements included in this quarterly report that do not relate to present or historical conditions are called “forward-looking statements.” Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations, and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects,” “plans,” “should,” “could,” “will,” and similar expressions are intended to identify forward-looking statements. Our ability to predict or project future results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

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

Recent Developments

Controlled Company

As of the date of this report, Ault Lending, LLC (“Ault Lending”) beneficially owns and BitNile Holdings, Inc. (“BitNile Holdings”) and Milton C. Ault, III (“Ault,” and collectively with Ault Lending and BitNile Holdings, “BitNile”) may be deemed to beneficially own an aggregate of 1,787,200 shares of our common stock or approximately 57.4% of our outstanding shares. Ault Lending is a wholly owned subsidiary of BitNile Holdings. Mr. Ault is the Executive Chairman of BitNile Holdings.

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

Credit and Security Agreement with Fifth Third Bank, National Association

On October 14, 2022 the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with Fifth Third Bank, National Association, as Lender (“Fifth Third”) replacing the Company’s credit facilities with Crestmark Bank and Iron Horse Credit that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025.

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

During Fiscal 2022, as consumer demand improved and economic activity increased, we experienced supply chain challenges, including increased lead times, port closures in China and delays in Los Angeles, global container shortages, as well as inflation of logistics and labor costs due to availability constraints and high demand. We expect these inflationary trends to continue throughout the remainder of the fiscal year. We may also experience logistical issues with when we receive inventory and the timing of customer demand which could result in potential reductions in profit margins and/or the need for additional inventory reserves. Due to these supply chain challenges, during the fourth quarter of Fiscal 2022, we experienced late delivery of inventory that missed the holiday season 2021. We note that this trend was widespread throughout the consumer products and retail categories causing a significant stockpile of consumer product inventory throughout retail channels. As a result of this excess inventory stockpile, we might be expected to discount our inventory or help participate in the funding of marking down our customers’ inventory which could result in reductions in profit margins and/or the need for additional inventory reserves.

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

HIGH INFLATION, RISING INTEREST RATES, AND UNFAVORABLE ECONOMIC CONDITIONS COULD NEGATIVELY AFFECT OUR OPERATIONS AND RESULTS.

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including inflation, rising interest rates, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. For example, in 2021 and continuing into 2022, the United States has experienced a rapid increase in inflation levels of over 9%, which is now at a 40-year historic high. While we have experienced a significant decrease in container costs for inbound containers due to decreased demand in general, we are continuing to see increases in drayage costs due to cost of fuel increases as well as significant charges from the Port of Los Angeles such as “port congestion fees” and other surcharges due to inflation. The cost of labor, employee benefits, pallets and warehouse supplies and other logistics related costs continue to increase at record rates. Such heightened inflationary levels and higher consumer credit borrowing rates may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales for the three and six months ended September 30, 2022 and 2021:

	For Three Months Ended		For the Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	76.8%	80.8%	75.2%	79.1%

Gross Profit	23.2%	19.2%	24.8%	20.9%

Operating Expenses
Selling expenses	5.3%	4.2%	5.2%	5.6%
General and administrative expenses	14.1%	10.2%	16.6%	13.6%
Depreciation and amortization	0.0%	0.4%	0.0%	0.6%

Total Operating Expenses	19.4%	14.8%	21.8%	19.8%

Income from Operations	3.8%	4.4%	3.0%	1.1%

Other (Expenses) Income
Gain - related party	0.0%	0.0%	0.0%	0.0%
Gain from extinguishment of PPP loan forgiveness	0.0%	0.0%	0.0%	-0.9%
Gain from settlement of accounts payable	0.0%	0.0%	0.0%	-0.1%
Interest expense	-1.1%	1.4%	0.0%
Finance costs	0.0%	-0.6%	-1.2%

Total Other (Expenses) Income, net	-1.1%	0.8%	-1.2%	-1.0%

Income Before Income Tax Provision	2.7%	5.2%	1.8%	0.1%

Income Tax Provision	-0.6%	-1.0%	-0.3%	-0.6%

Net Income	2.1%	4.2%	1.4%	-0.5%

QUARTER ENDED SEPTEMBER 30, 2022 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2021

NET SALES

Net sales for the three months ended September 30, 2022 decreased to approximately $17,113,000 from approximately $17,369,000, a decrease of approximately $256,000 as compared to the three months ended September 30, 2021. While the net sales for the three months ended September 30, 2022 remained relatively flat compared to the same period in the prior year there was a significant increase in net sales to two of our largest customers and a similar reduction in two other major customers who ended the prior holiday season with excess inventory and reduced current year purchases.

GROSS PROFIT

Gross profit for the three months ended September 30, 2022 increased to approximately $3,964,000 from approximately $3,327,000 an increase of approximately $637,000 as compared to the three months ended September 30, 2021 primarily due to an increase in gross profit margin.

Gross profit margin for the three months ended September 30, 2022 was 23.2% compared to 19.2% for the three months ended September 30, 2021. There was a reduction in component costs in one major customer’s promotional item that contributed approximately 1.8 margin points of the increase with the remaining margin increase primarily due to a decrease in landed product cost due to a significant decrease in inbound container costs and price increases to customers.

OPERATING EXPENSES

During the three months ended September 30, 2022, total operating expenses increased to approximately $3,379,000 compared to approximately $2,577,000 during the three months ended September 30, 2021. This represents an increase in total operating expenses of approximately $802,000 from the three months ended September 30, 2021 primarily due to an increase in general and administrative expenses of approximately $640,000 and an increase in selling expenses of approximately $166,000.

Selling expenses increased to approximately $900,000 during the three months ended September 30, 2022 compared to approximately $734,000 during the three months ended September 30, 2021, an increase of approximately $166,000. There was an increase in commission and royalty expense of approximately $76,000, an increase of approximately $49,000 in discretionary marketing expense with the remaining increase related to freight costs.

General and administrative expenses increased to approximately $2,417,000 during the three months ended September 30, 2022 compared to approximately $1,777,000 during the three months ended September 30, 2021, an increase of approximately $640,000. There was an increase in one-time legal, professional, investor relations and stock transfer costs of approximately $303,000 primarily related to the public offering, Nasdaq up-listing, change in control matters, regulatory filings and preparation costs relating to the Credit Agreement with Fifth Third. There was an increase in compensation of approximately $239,000 primarily due to compensation for new members of the board of directors, and officers’ and employee incentive compensation as well as merit increases. There was an increase in pallet expenses, warehouse supplies and expense and temporary labor at our California facility of approximately $98,000 due to inflation related cost increases in pallets, temporary labor and supplies.

INCOME FROM OPERATIONS

There was income from operations of approximately $585,000 for the three months ended September 30, 2022 compared to income from operations of approximately $750,000 for the three months ended September 30, 2021. The decrease in income from operations of approximately $165,000 was primarily due to the increase in gross profit offset by the increase in operating expenses as explained above.

OTHER (EXPENSES) INCOME

Other expenses increased by approximately $302,000 to approximately $186,000 in other expenses for the three months ended September 30, 2022 compared to approximately $116,000 in other income, net for the three months ended September 30, 2021. During the three months ended September 30, 2022, there was an increase in interest expense of approximately $76,000 as the Company had outstanding borrowings of $2,500,000 on the IHC inventory financing facility during the three months ended September 30, 2022 compared to borrowings of approximately $365,000 outstanding during the three months ended September 30, 2021. During the three months ended September 30, 2021 there was a gain from the settlement of accounts payable with one of our factories of $236,000.

INCOME TAXES

For the three months ended September 30, 2022 and 2021, the Company recognized an income tax provision of approximately $102,000 and $174,000, respectively, due to management’s best estimate of the Company’s full year effective U.S. federal tax rate of approximately 21.2% and 20.1%, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2021

NET SALES

Net sales for the six months ended September 30, 2022 increased to approximately $28,806,000 from $23,435,000 an increase of approximately $5,371,000 as compared to the same period ended September 30, 2021. There was an increase in net sales of approximately $6,100,000 primarily due to a top-five customer that opted to receive product via direct import, accelerated their delivery schedule and increased their assortment of product offerings. This increase in net sales was offset by a decrease in net sales of approximately $2,316,000 to two major customers who ended the prior holiday season with excess inventory and reduced current year purchases. The remaining variance was primarily due to an increase in net sales due to new product set in one major customer’s consumer electronics department.

GROSS PROFIT

Gross profit for the six months ended September 30, 2022 increased to approximately $7,144,000 from approximately $4,905,000 an increase of approximately $2,339,000 as compared to the same period in the prior year. The increase in net sales as indicated in Net Sales contributed approximately $1,123,000 to the increase in gross profit. The remaining increase was primarily due to an increase in gross profit margin of approximately 3.9 points on products sold.

Gross profit margin for the six months ended September 30, 2022 was 24.8% compared to 20.9% for the six months ended September 30, 2021. There was a reduction in component costs in one major customer’s promotional item that contributed approximately 1.6 margin points of the increase with the remaining margin increase primarily due to a decrease in landed product cost due to a significant decrease in inbound container costs and price increases to customers.

OPERATING EXPENSES

During the six months ended September 30, 2022, total operating expenses increased to approximately $6,413,000 compared to approximately $4,645,000 during the six months ended September 30, 2021. This represents an increase in total operating expenses of approximately $1,768,000 from the six months ended September 30, 2021 primarily due to an increase in general and administrative expenses of approximately $1,590,000 and an increase in selling expenses of approximately $194,000.

Selling expenses increased to approximately $1,505,000 during the six months ended September 30, 2022 compared to approximately $1,311,000 during the six months ended September 30, 2021, an increase of approximately $194,000. There was an increase in commission expense of approximately $104,000 commensurate with the increase in net sales and an increase of approximately $77,000 in discretionary marketing expense with the remaining increase related to other variable selling expenses.

General and administrative expenses increased to approximately $4,788,000 during the six months ended September 30, 2022 compared to approximately $3,198,000 during the six months ended September 30, 2021, an increase of approximately $1,590,000. There was an increase in legal, professional, investor relations and stock transfer costs of approximately $443,000 primarily related to the public offering, Nasdaq up-listing, change in control issues, regulatory filings and preparation costs relating to the Credit Agreement with Fifth Third. There was an increase in compensation of approximately $394,000 primarily due to compensation for new members of the board of directors, and officers’ and employee incentive compensation, new hires as well as merit increases. There was an increase in pallet expenses, warehouse supplies and expense and temporary labor at our California facility of approximately $376,000 due to inflation related cost increases.. There were increases of approximately $102,000 related to a firmware upgrade of one of our products, an increase in travel expenses of approximately $87,000, expenses associated with ERP system projects of approximately $79,000 with the remaining increase due to other general variable expenses that have increased due to inflation.

INCOME FROM OPERATIONS

There was income from operations of approximately $731,000 for the six months ended September 30, 2022 compared to income from operations of approximately $260,000 for the six months ended September 30, 2021. The increase in income from operations of approximately $471,000 was primarily due to the increase in gross profit offset by an increase in operating expenses as explained above.

OTHER (EXPENSES) INCOME

Other expenses increased by approximately $813,000 to approximately $354,000 in other expense for the six months ended September 30, 2022 compared to approximately $459,000 in other income, net for the same period ended September 30, 2021. During the six months ended September 30, 2022, there was an increase in interest expense of approximately $136,000 as the Company had outstanding borrowings of $2,500,000 on the IHC inventory financing facility during the three months ended September 30, 2022 compared to borrowings of approximately $2,000,000 outstanding during the six months ended September 30, 2021. Interest rates on the Crestmark Credit Facility increased commensurate with federal interest rate hikes. During the six months ended September 30, 2021 there was a gain from the forgiveness of the Payroll Protection Plan loan of approximately $448,000 and a gain from the settlement of accounts payable with one of our factories of $236,000.

INCOME TAXES

For the six months ended September 30, 2022 and 2021 the Company recorded an income tax provision of approximately $97,000 and an income tax provision of approximately $146,000, respectively, due to management’s best estimate of the Company’s full year effective U.S. federal tax rate of approximately 21.2% and 20.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company had cash on hand of approximately $2,979,000 as compared to cash on hand of approximately $3,338,000 on September 30, 2021. We had working capital of approximately $12,709,000 as of September 30, 2022. Net cash used in operating activities was approximately $3,580,000 for the six months ended September 30, 2022. During the six months ended September 30, 2022 there was an increase in accounts receivable of approximately $8,011,000 due to a seasonal increase in net sales and a seasonal increase in inventories of approximately $1,767,000. There was an increase in cash due from Crestmark Bank of approximately $976,000 held in anticipation of the imminent closing of the new Credit Agreement with Fifth Third Bank. These decreases in net cash used in operating activities were offset by an increase in accounts payable and accrued expenses of approximately $5,554,000 due to seasonal purchases of product for the peak season. There was a seasonal increase in reserves for sales returns of approximately $701,000.

Net cash used in operating activities was approximately $576,000 for the six months ended September 30, 2021. There was an increase in accounts receivable of approximately $9,410,000 due to a seasonal increase in sales and a seasonal increase in inventories of approximately $13,722,000 due to in-transit and receipt of inventory for peak season. These increases in net cashed used in operating activities were offset by an increase in in accounts payable of approximately $16,409,000 due to seasonal purchases of product for the peak season. There was a decrease in amounts due from Crestmark Bank of approximately $4,557,000 as cash collected in excess of amounts due on the revolving credit during the first quarter was used to pay for the seasonal increase in inventory. There was a seasonal increase in reserve for sales returns of approximately $904,000.

Net cash used in investing activities for the six months ended September 30, 2022 was approximately $88,000 as compared to approximately $78,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the six months ended September 30, 2022 was approximately $4,321,000 compared to cash provided by financing activities of approximately $3,595,000 for the same period ended of the prior year. In May 2022, we received net proceeds of approximately $3,363,000 from the public offering we executed in conjunction with our up-listing to Nasdaq as summarized in the next two paragraphs. In addition, during the six-months ended September 30, 2022, we received proceeds of approximately $1,034,000 from the exercise of pre-funded and common stock warrants. All proceeds were used for working capital.

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

Net cash provided by financing activities for the six months ended September 30, 2021 was approximately $3,595,000. We borrowed approximately $1,977,000 from our Crestmark Facility and IHC Facility for working capital. In August 2021, the Company received net proceeds of approximately $1,838,000 from the execution of private placement and stock redemption agreements. These financing activities were offset by a payment of $150,000 on the subordinated note payable, payment of deferred finance charges associated with the closing of the Crestmark and IHC Facilities of approximately $38,000 with the remaining difference used to pay scheduled installments on installment notes and finance leases.

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

On October 14, 2022 the Company entered into the Credit Agreement with Fifth Third, as Lender replacing the Company’s credit facilities with Crestmark Bank and Iron Horse Credit that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025.

As of the date of this filing, there are no amounts due on the new Credit Agreement and we have approximately $4,000,000 currently available from this credit facility based on eligible accounts receivable and inventory.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 11, 2020, a Complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernardino County. The complaint alleges an employee of SMCL committed employment practice violations against a former temporary employee not employed by the Company. Management has investigated the allegation and has engaged an employment attorney to defend the lawsuit. The case is still in discovery and no trial date has been set. The complaint seeks damages estimated to be no less than $500,000 in money judgement. Management does not believe the claims have merit and does not believe the lawsuit will have a material adverse effect on our financial results.

As of the date of this filing, management is not aware of any legal proceedings other than matters that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Company’s Form 10-K filed on July 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

THE SINGING MACHINE COMPANY, INC.

Date: November 14, 2022	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

