Form 10-Q
period 2022-12-31
SINGING MACHINE CO INC
filed 2023-02-21
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For quarter ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

Commission File Number -001-41405

THE SINGING MACHINE COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3795478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 17, 2023, the issuer had 3,153,259 shares of common stock, par value $0.01 per share, outstanding.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(unaudited)
Assets
Current Assets
Cash	$2,795,171	$2,290,483
Accounts receivable, net of allowances of $139,182 and $122,550, respectively	7,023,603	2,785,038
Due from Crestmark Bank	-	100,822
Accounts receivable related party - Stingray Group, Inc.	282,317	152,212
Inventories, net	10,984,742	14,161,636
Prepaid expenses and other current assets	154,329	344,409
Deferred financing costs	84,668	7,813
Total Current Assets	21,324,830	19,842,413

Property and equipment, net	540,867	565,094
Deferred financing costs, net of current portion	151,694	-
Deferred tax assets	1,399,016	892,559
Operating Leases - right of use assets	648,323	1,279,347
Other non-current assets	98,724	86,441
Total Assets	$24,163,454	$22,665,854

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,084,756	$5,391,265
Accrued expenses	3,234,714	1,732,355
Revolving lines of credit	1,761,495	2,500,000
Refunds due to customers	93,520	97,968
Reserve for sales returns	2,935,465	990,000
Current portion of finance leases	8,187	7,605
Current portion of installment notes	79,119	74,300
Current portion of operating lease liabilities	654,883	876,259
Subordinated note payable - Starlight Marketing Development, Ltd.	-	352,659
Total Current Liabilities	10,852,139	12,022,411

Finance leases, net of current portion	4,405	10,620
Installment notes, net of current portion	78,693	138,649
Operating lease liabilities, net of current portion	30,422	457,750
Total Liabilities	10,965,659	12,629,430

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 3,148,219 and 1,221,209 shares issued and outstanding, respectively	31,482	12,212
Additional paid-in capital	29,697,697	24,902,694
Accumulated deficit	(16,531,384)	(14,878,482)
Total Shareholders’ Equity	13,197,795	10,036,424
Total Liabilities and Shareholders’ Equity	$24,163,454	$22,665,854

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Net Sales	$7,110,520	$21,244,306	$35,916,210	$44,678,929

Cost of Goods Sold	5,819,991	15,934,842	27,481,182	34,464,291

Gross Profit	1,290,529	5,309,464	8,435,028	10,214,638

Operating Expenses
Selling expenses	1,124,780	1,406,175	2,629,567	2,717,642
General and administrative expenses	2,395,430	2,154,553	7,183,259	5,352,902
Depreciation	52,816	55,007	173,206	190,087
Total Operating Expenses	3,573,026	3,615,735	9,986,032	8,260,631

(Loss) Income from Operations	(2,282,497)	1,693,729	(1,551,004)	1,954,007

Other (Expenses) Income, net
Gain - related party	-	-	-	11,236
Gain from Payroll Protection Plan loan forgiveness	-	-	-	448,242
Gain from settlement of accounts payable	48,650	-	48,650	236,472
Loss from extinguishment of debt	(183,333)	-	(183,333)	-
Interest expense	(67,891)	(155,573)	(413,831)	(365,966)
Finance costs	(17,638)	(9,375)	(25,451)	(35,672)
Total Other (Expenses) Income, net	(220,212)	(164,948)	(573,965)	294,312

(Loss) Income Before Income Tax Benefit (Provision)	(2,502,709)	1,528,781	(2,124,969)	2,248,319

Income Tax Benefit (Provision)	569,343	(102,886)	472,067	(248,664)

Net (loss) Income	$(1,933,366)	$1,425,895	$(1,652,902)	$1,999,655

Net (loss) Income per Common Share
Basic	$(0.62)	$0.80	$(0.61)	$1.28
Diluted	$(0.62)	$0.80	$(0.61)	$1.27

Weighted Average Common and Common
Equivalent Shares:
Basic	3,125,979	1,780,342	2,699,210	1,559,585
Diluted	3,125,979	1,787,846	2,699,210	1,570,329

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities
Net (Loss) Income	$(1,652,902)	$1,999,655
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	173,206	190,087
Amortization of deferred financing costs	25,451	35,672
Change in inventory reserve	396,553	297,661
Change in allowance for bad debts	16,632	168,395
Loss from disposal of property and equipment	-	4,394
Stock based compensation	307,651	38,376
Change in net deferred tax assets	(506,457)	248,773
Loss on debt extinguishment	183,333	-
Paycheck Protection Plan loan forgiveness	-	(448,242)
Gain - related party	-	(11,236)
Gain from extinguishment of accounts payable	(48,650)	(236,472)
Changes in operating assets and liabilities:
Accounts receivable	(4,255,197)	(10,123,571)
Due from Crestmark Bank	100,822	4,557,120
Accounts receivable - related parties	(130,105)	(159,125)
Inventories	2,780,341	(5,933,704)
Prepaid expenses and other current assets	190,080	(63,135)
Other non-current assets	(12,283)	10,288
Accounts payable	(3,257,859)	3,769,157
Accrued expenses	1,502,359	762,252
Customer deposits	-	(129,544)
Refunds due to customers	(4,448)	(55,333)
Reserve for sales returns	1,945,465	1,962,457
Operating lease liabilities, net of operating leases - right of use assets	(17,680)	2,741
Net cash used in operating activities	(2,263,688)	(3,113,334)
Cash flows from investing activities
Purchase of property and equipment	(148,979)	(77,599)
Net cash used in investing activities	(148,979)	(77,599)

Cash flows from financing activities
Proceeds from Issuance of stock - net of transaction expenses	3,362,750	9,000,580
Payment of redemption and retirement of treasury stock	-	(7,162,452)
Net (payment) proceeds from revolving lines of credit	(738,505)	8,561,925
Payment of subordinated note payable - Starlight Marketing Development, Ltd.	(352,659)	(150,000)
Payment of deferred financing charges	(254,000)	(37,501)
Payment of early termination fees on revolving lines of credit	(183,333)	-
Payments on installment notes	(55,137)	(50,709)
Proceeds from exercise of stock options	-	14,000
Proceeds from exercise of pre-funded warrants	168,334	-
Proceeds from exercise of common warrants	975,538	-
Payments on finance leases	(5,633)	(6,184)
Net cash provided by financing activities	2,917,355	10,169,659
Net change in cash	504,688	6,978,726

Cash at beginning of year	2,290,483	396,579
Cash at end of period	$2,795,171	$7,375,305

Supplemental disclosures of cash flow information:
Cash paid for interest	$456,978	$378,076
Equipment purchased under capital lease	$-	$23,651
Issuance of common stock and warrants for stock issuance expenses	$-	$547,838
Operating leases - right of use assets and lease liabilities at inception of lease	$-	$16,364

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2022	-	$-	3,108,814	$31,088	$29,511,318	$(14,598,018)	$14,944,388

Net loss			-	-	-	(1,933,366)	(1,933,366)
Exercise of common stock warrants			39,405	394	109,941	-	110,335
Issuance of common stock - officers						-	-
Issuance of common stock - non-employee						-	-
Employee compensation-stock option					76,438	-	76,438

Balance at December 31, 2022	-	$-	3,148,219	$31,482	$29,697,697	$(16,531,384)	$13,197,795

Balance at September 30, 2021	-	-	1,219,209	$12,192	$24,883,954	$(14,535,193)	$10,360,953

Net income			-	-	-	1,425,895	1,425,895
Employee compensation-stock option			-	-	3,649	-	3,649
Exercise of stock options			2,000	20	9,180	-	9,200

Balance at December 31, 2021	-	$-	1,221,209	$12,212	$24,896,783	$(13,109,298)	$11,799,697

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended December 31, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2022	-	$-	1,221,209	$12,212	$24,902,694	$(14,878,482)	$10,036,424

Net loss			-	-	-	(1,652,902)	(1,652,902)
Issuance of common stock			1,000,000	10,000	3,990,000	-	4,000,000
Payment of stock issuance expenses			-	-	(637,250)	-	(637,250)
Exercise of pre-funded warrants			561,113	5,611	162,723	-	168,334
Exercise of common stock warrants			348,406	3,484	972,054	-	975,538
Issuance of common stock - directors			2,468	25	19,991	-	20,016
Issuance of common stock - officers			3,335	33	31,216	-	31,249
Issuance of Common stock - non-employee			10,000	100	93,600	-	93,700
Employee compensation-stock option			-	-	162,686	-	162,686
Rounding of common stock issued due to reverse split			1,688	17	(17)	-	-

Balance at December 31, 2022	-	$-	3,148,219	$31,482	$29,697,697	$(16,531,384)	$13,197,795

Balance at March 31, 2021	-	$-	1,301,358	$13,013	$20,150,716	$(12,254,191)	$7,909,538

Net income			-	-	-	1,999,655	1,999,655
Issuance of stock			550,000	5,500	4,944,500	-	4,950,000
Issuance of pre-funded warrants			-	-	4,881,667	-	4,881,667
Payment of stock issuance expenses			-	-	(831,087)	-	(831,087)
Issuance of stock for stock issuance expenses			19,047	190	(190)	-	-
Redemption and retirement of treasury shares			(654,105)	(6,541)	(4,301,149)	(2,854,762)	(7,162,452)
Issuance of common stock - directors			575	6	4,994	-	5,000
Issuance of common stock - non-employee			1,667	17	16,983	-	17,000
Employee compensation-stock option			-	-	12,727	-	12,727
Exercise of stock options			2,667	27	17,622	-	17,649

Balance at December 31, 2021	-	$-	1,221,209	$12,212	$24,896,783	$(13,109,298)	$11,799,697

See notes to the condensed consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company”, “SMC”, “The Singing Machine”) and wholly-owned subsidiaries SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMCL”) and SMC-Music, Inc.(“SMCM”) and SMC (HK) Limited (“SMH”), are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. Our products are sold directly to distributors and retail customers.

NOTE 2 – RECENT DEVELOPMENTS

Controlled Company

On June 13, 2022, Ault Alliance, Inc. (“Ault Alliance”), formerly BitNile Holdings, Inc., a Delaware corporation, Ault Lending, LLC (“Ault Lending”), a California limited liability company and subsidiary of Ault Alliance, and Milton C. Ault, III (“Ault”), Founder and Executive Chairman of Ault Alliance (collectively the “Reporting Persons”) filed a joint Schedule 13D filing (the “Schedule 13D”) reporting that the Reporting Persons acquired, in the aggregate, 52.8% of the issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company, through open market purchases.

As disclosed in the Schedule 13D, as amended and Section 16 filings, Ault Lending beneficially owns and Ault Alliance and Ault may be deemed to beneficially own an aggregate of 1,806,200 shares of the Common Stock (the “Shares”), or approximately 57.3% of the outstanding shares of Common Stock as of this filing.

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

Our common stock was approved for listing on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital

Market on May 24, 2022.

Public Offering

On May 23, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., who acted as the sole underwriter (the “Underwriter”), in a firm commitment underwritten public offering pursuant to which the Company sold to the Underwriter 1,000,000 shares of its common stock for gross proceeds of $4,000,000, prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $637,000. The price to the public in the offering was $4.00 per share, before underwriting discounts and commissions. The offering closed on May 26, 2022. The Company received net proceeds of approximately $3,363,000.

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

Stock Redemption Agreement

On August 5, 2021, the Company entered into a stock redemption agreement (the “Redemption Agreement”) with koncepts International Limited (“koncepts”) and Treasure Green Holdings Ltd. (“Treasure Green”) (entities that owned approximately 51% of the Company and are principally owned by the Company’s former Chairman, Philip Lau) pursuant to which the Company redeemed 654,105 shares of common stock of the Company (the “Redeemed Shares”). The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company in consideration of a payment by the Company of approximately $7,162,000 to koncepts and Treasure Green, who no longer have a stake in the Company. The Redeemed Shares were retired and returned to the unissued authorized capital of the Company.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

NOTE 3 – LIQUIDITY

The Company reported a net loss of approximately $1,653,000 and used cash in operating activities of approximately $2,264,000 for the nine months ended December 31, 2022 .

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

As of December 31, 2022 the Company was in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant primarily due to the decrease in revenue for the three months ended December 31, 2022 and increased general and administrative expenses. To date, Fifth Third has not taken action to accelerate the Company’s obligations under the Credit Agreement and the Company is currently in negotiations with Fifth Third to obtain a waiver and renegotiate the fixed charge coverage ratio covenant. There can be no assurance that the negotiations will be successful and that Fifth Third will grant the Company a waiver or renegotiate the covenant.

The Company expects cash flows from operations as well as other financing resources to be adequate to satisfy working capital requirements for at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued. The Company plans to supplement cash flows from operations from several activities and resources including the following:

●	Continue to negotiate remediation of the existing default on the Revolving Credit Facility with Fifth Third.
●	Raise additional cash through equity offering.
●	Utilize “dynamic discount” programs offered by several of the Company’s major customers which allow for accelerated payment of invoices in exchange for an early pay discount.

The Company believes that our cash on hand, working capital (net of cash), cash expected to be generated from our operating forecast, cash expected to be raised through an equity offering along with the availability of cash from our Credit Agreement with Fifth Third (See Note 7 –FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the date of this report. While the Company is optimistic that it will be successful in these efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, the Company has a continued support letter from its parent company, Ault Alliance, through March 31, 2024.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMH, SMCL, and SMCM. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented. The accompanying unaudited financial statements for the three and nine months ended December 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

December 31, 2022 and 2021

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Macau and Hong Kong Subsidiaries is the Hong Kong dollar. The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are recorded in the statements of operations and translations would be recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at December 31, 2022 and March 31, 2022 are approximately $268,000 and $172,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of December 31, 2022 and March 31, 2022 the estimated amounts for these future inventory returns were approximately $1,935,000 and $683,000, respectively. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of December 31, 2022 and March 31, 2022 the Company had inventory reserves of approximately $761,000 and $364,000, respectively for estimated excess and obsolete inventory.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was recorded as of December 31, 2022 and 2021.

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

December 31, 2022 and 2021

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, due from related party, accounts payable, accrued expenses, customer deposits, refunds due to customers, and due to related party approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the notes payable, finance leases and installment notes approximate fair value either due to the relatively short period to maturity or the related interest is accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

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

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended December 31, 2022 and 2021 co-op promotion incentives were approximately $1,138,000 and $796,000, respectively. For the nine months ended December 31, 2022 and 2021 co-op promotion incentives were approximately $2,158,000 and $1,805,000, respectively.

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

The Company’s reserve for sales returns as of December 31, 2022 and March 31, 2022, were approximately $2,935,000 and $990,000 respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 13 – SEGMENT INFORMATION).

Revenue is derived from five different major product lines. Disaggregated revenue from these product lines for the three and nine months ended December 31, 2022 and 2021 consisted of the following:

	Three Months Ended		Nine Months Ended
Product Line	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Classic Karaoke Machines	$2,632,000	$13,594,000	$16,973,000	$31,406,000
Licensed Product	59,000	645,000	107,000	1,510,000
SMC Kids Toys	181,000	1,051,000	1,739,000	2,145,000
Microphones and Accessories	1,368,000	1,816,000	6,478,000	3,808,000
Streaming	2,871,000	4,138,000	10,619,000	5,810,000
Total Net Sales	$7,111,000	$21,244,000	$35,916,000	$44,679,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended December 31, 2022 and 2021 shipping and handling expenses were approximately $177,000 and $369,000, respectively. For the nine months ended December 31, 2022 and 2021 shipping and handling expenses were approximately $338,000 and $654,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three and nine months ended December 31, 2022and 2021 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended December 31, 2022 and 2021, the stock option expense was approximately $77,000 and $3,000, respectively. For the nine months ended December 31, 2022 and 2021, the stock option expense was approximately $163,000 and $16,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of operations. For the three months ended December 31, 2022 and 2021, these amounts totaled approximately $49,000 and $11,000, respectively. For the nine months ended December 31, 2022 and 2021, these amounts totaled $107,000 and $61,000, respectively.

INCOME TAXES

The Company follows the provisions of FASB ASC 740 “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. As of both December 31, 2022 and March 31, 2022 the Company recorded a valuation allowance of approximately $78,000.

The Company analyzes its deferred tax assets and liabilities at the end of each interim period and, based on management’s best estimate of its full year effective tax rate, recognizes cumulative adjustments to its deferred tax assets and liabilities. For the nine months ended December 31, 2022 and 2021 we estimated our U.S. Federal effective tax rate to be approximately 24% and 11%, respectively. As of December 31, 2022 and March 31, 2022 the Singing Machine had net deferred tax assets of approximately $1,399,000 and $893,000, respectively. The Company recorded an income tax benefit of approximately $569,000 and an income tax provision $103,000 for the three months ended December 31, 2022 and 2021, respectively. The Company recorded an income tax benefit of approximately $472,000 and an income tax provision $249,000 for the nine months ended December 31, 2022 and 2021, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As of December 31, 2022, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS PER SHARE

Computation of dilutive shares for the three and nine months ended December 31, 2022 and 2021 are as follows:

	For the three months ended December 31, 2022	For the three months ended December 31, 2021	For the nine months ended December 31, 2022	For the nine months ended December 31, 2021
Basic weighted average common shares outstanding	3,125,979	1,780,342	2,699,210	1,559,585
Effect of dilutive stock options and warrants	-	7,504	-	10,744

Diluted weighted average common shares outstanding	3,125,979	1,787,846	2,699,210	1,570,329

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the three and nine months ended December 31, 2022, options to purchase 53,675 shares of common stock and 907,151 common stock warrants were excluded in the calculation of diluted net income (loss) per share as the result would have been anti-dilutive.

For the three and nine months ended December 31, 2021, options to purchase approximately 9,000 and 12,000 shares of common stock, respectively, have been included in the calculation of diluted net income (loss) per share. For the three and nine months ended December 31, 2021, options and warrants to purchase 1,181,000 shares of common stock were excluded in the calculation of diluted net income (loss) per share as the result would have been anti-dilutive.

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

NOTE 5 - INVENTORIES, NET

Inventories are comprised of the following components:

	December 31, 2022	March 31, 2022

Finished Goods	$9,811,000	$10,537,000
Inventory in Transit	-	3,306,000
Estimated Amount of Future Returns	1,935,000	683,000
Subtotal	11,746,000	14,526,000
Less:Inventory Reserve	761,000	364,000

Inventories, net	$10,985,000	$14,162,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	December 31, 2022	March 31, 2022

Computer and office equipment	5-7 years	$503,000	$440,000
Furniture and fixtures	7 years	105,000	98,000
Warehouse equipment	7 years	210,000	210,000
Molds and tooling	3-5 years	2,066,000	1,986,000
		2,884,000	2,734,000
Less: Accumulated depreciation		2,343,000	2,169,000
		$541,000	$565,000

Depreciation expense for the three months ended December 31, 2022 and 2021 was approximately $53,000 and $55,000, respectively.

Depreciation expense for the nine months ended December 31, 2022 and 2021 was approximately $173,000 and $190,000, respectively.

NOTE 7 – FINANCING

Credit and Security Agreement with Fifth Third Bank, National Association:

On October 14, 2022 the Company entered into the Credit Agreement with Fifth Third, as Lender replacing the Company’s credit facilities with Crestmark Bank (“Crestmark”), a division of MetaBank National Association (“MetaBank”) and Iron Horse Credit, LLC (“IHC”) that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025. Costs associated with closing of the Credit Agreement of approximately $254,000 were deferred and are being amortized over a three-year period. During both the three and nine-months ended December 31, 2022 and 2021, the Company incurred amortization expense of approximately $18,000 and $0, respectively associated with the amortization of deferred financing costs from the Credit Agreement.

The revolving credit facility bears interest of (a) the Prime Rate plus 0.50% or (b) the 30-day Term SOFR rate plus 3.00% (subject in each case to a floor of 0.50%), depending on the type of loan requested by the Company. “Term SOFR” means the forward-looking SOFR rate administered by CME Group, Inc. (or other administrator selected by Fifth Third) and published on the applicable Bloomberg LP screen page (or such other commercially available source providing such quotations as may be selected by Fifth Third), fixed by the administrator thereof two business days prior to the commencement of the applicable Interest Period (provided, however, that if Term SOFR is not published for such Business Day, then Term SOFR shall be determined by reference to the immediately preceding Business Day on which such rate is published), rounded upwards, if necessary, to the next 1/8th of 1% and adjusted for reserves if Fifth Third is required to maintain reserves with respect to the relevant Loans, all as determined by Lender in accordance with the Credit Agreement and Fifth Third’s loan systems and procedures periodically in effect. An Unused Line Fee of 0.35% per annum of the excess of the Revolving Credit Facility over the average monthly balance of outstanding revolving loans, payable monthly. The obligations under the Credit Agreement are secured by all of the assets of the Company and SMC, presently owned or later acquired, and all cash and non-cash proceeds thereof (including, without limitation, insurance proceeds). During the three and nine-month periods ended December 31, 2022 and 2021 the Company incurred interest expense of approximately $19,000 and $0, respectfully. As of December 31, 2022 and March 31, 2022, there was an outstanding balance of approximately $1,761,000 and $0, respectively.

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

As of December 31, 2022 the Company was in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant primarily due to the decrease in revenue for the three months ended December 31, 2022 and increased general and administrative expenses. To date, Fifth Third has not taken action to accelerate the Company’s obligations under the Credit Agreement and the Company is currently in negotiations with Fifth Third to obtain a waiver and renegotiate the fixed charge coverage ratio covenant. There can be no assurance that the negotiations will be successful and that Fifth Third will grant the Company a waiver or renegotiate the covenant.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

As of this filing there was no outstanding balance on the Credit Agreement.

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit:

On June 16, 2020, the Company entered into a two-year Credit and Security Agreement for a $2.5 million financing facility, with IHC (the “IHC Facility”) on eligible accounts receivable and inventory. Also, on June 16, 2020, the Company entered into a two-year Loan and Security Agreement for a $10.0 million financing facility with Crestmark (the “Crestmark Facility”) on eligible accounts receivable.

Under the Crestmark Facility:

●	Advance rate could not exceed 70% of Eligible Accounts Receivable aged less than 90 days from invoice date.
●	Crestmark maintained a base dilution reserve of 1% for each 1% of dilution over 15%.
●	Crestmark implemented an availability block of 20% of amounts due on the IHC Facility. See Below

The Crestmark Facility was secured by a perfected security interest in all assets including a first security interest in accounts receivable and inventory. Notwithstanding the foregoing, Crestmark subordinated its first security interest in inventory to IHC as agreed between all parties. The Crestmark Facility bears interest at the Wall Street Journal Prime Rate plus 5.50% with a floor of 8.75%. Interest and Maintenance Fees were calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $2.0 million. For the three months ended December 31, 2022 and 2021, the Company recorded interest expense under the Crestmark Facility of approximately $19,000 and $106,000, respectively. For the nine months ended December 31, 2022 and 2021 the Company recorded interest expense under the Crestmark Facility of approximately $151,000 and $202,000, respectively. As of December 31, 2022 and March 31, 2022, the Company had no outstanding balance on the Crestmark Facility. The Crestmark Facility was terminated on October 13, 2022 and was replaced with the new Credit Agreement with Fifth Third effective October 14, 2022 as outlined above.

Under the IHC Facility:

●	Advance rate could not exceed the lower of (a) 70% of the inventory cost or (b) 85% of Net Orderly Liquidation Value (NOLV) as determined by an independent third-party appraiser engaged by IHC.
●	The Company was required to maintain a fixed charge coverage ratio test of 1:1 times measured on a rolling 12-month basis, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less non-financed capital expenditures, cash dividends and distributions paid and cash taxes paid divided by the sum of interest and principal on all indebtedness. The Company was not in compliance with this covenant as of May 31, 2022; however, a waiver from default was obtained from IHC for this month.

The IHC Facility was secured by a perfected security interest in the Company’s inventory. The IHC Facility bears interest at 1.292% per month or 15.51% annually. Interest was calculated on the higher of the actual average monthly loan balance from the prior month or a minimum average loan balance of $1,000,000. Interest expense under the IHC Facility for the three months ended December 31, 2022 and 2021 was approximately $19,000 and $34,000, respectively. Interest expense under the IHC Facility for the nine months ended December 31, 2022 and 2021 was approximately $213,000 and $120,000, respectively. As of December 31, 2022 and March 31, 2022, there was an outstanding balance of $0 and $2,500,000, respectively. The IHC Facility was terminated on October 13, 2022 and was replaced with the new Credit Agreement with Fifth Third effective October 14, 2022 as outlined above.

The total cost to exit the Intercreditor Revolving Credit Facility with Crestmark and IHC was approximately $183,000 and was recorded as a loss from extinguishment of debt as a component of Other (Expenses) Income, net in the accompanying condensed consolidated statements of operations.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act, which provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application was accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety and we were notified by Crestmark that the debt was discharged. For the nine months ended December 31, 2022 and 2021, a gain of approximately $0 and $448,000 (including principal and interest), respectively from the forgiveness of the loan was included in other income and expenses in the accompanying condensed consolidated statements of operations.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. The Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of December 31, 2022 and March 31, 2022 there was an outstanding balance on the installment notes of approximately $158,000 and $213,000, respectively. For the three months ended December 31, 2022 and 2021 the Company incurred interest expense of approximately $4,000 and $5,000, respectively. For the nine months ended December 31, 2022 and 2021 the Company incurred interest expense of approximately $12,000 and $16,000, respectively.

Subordinated Debt/Note Payable to Related Party

In conjunction with the Crestmark Facility and IHC Facility, the parties entered into a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During the three months ended December 31, 2022 and 2021 interest expense was approximately $11,000 and $3,000, respectively on the subordinated note payable and the related party subordinated debt. During the nine months ended December 31, 2022 and 2021 interest expense was approximately $17,000 and $17,000, respectively on the subordinated note payable and the related party subordinated debt.

As of December 31, 2022 and March 31, 2022, the remaining amount due on the note payable was approximately $0 and $353,000, respectively. The remaining amount due on the subordinated note payable was classified as a current liability as of March 31, 2022 on the condensed consolidated balance sheets. As part of the new Credit Agreement with Fifth Third that the Company entered into on October 14, 2022, the subordinated note was subsequently paid in full on October 26, 2022.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, COVID-19 remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Although the negative effects on the health of the U.S. economy have somewhat subsided, COVID-19 may continue to have negative effects in the future. We have, however, experienced various degrees of manufacturing cost pressures due to raw material and electronic component shortages, unpredictable variability in both the cost and timing of shipments of materials from China, as well as inflationary price increases. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, any financial hardship or government restrictions on our suppliers or sub-suppliers caused by any future COVID-19 outbreaks or significant changes in economic conditions such as inflation, including product and shipping costs, could cause a disruption in our ability to obtain raw materials or components required to manufacture our products. Likewise, logistical supply chain issues could cause delays in the delivery of finished goods. Any of these conditions could adversely affect our operations.

LEGAL MATTERS

On September 11, 2020, a Complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernardino County. The complaint alleges an employee of SMCL committed employment practice violations against a former temporary employee not employed by us. Management investigated the allegation and engaged an employment attorney to defend the lawsuit. The complaint sought damages estimated to be no less than $500,000 in money judgement. The case was referred to arbitration and a settlement agreement was negotiated in favor of the plaintiff and settled for $30,000 and the case dismissed on December 13, 2022.

Other than as disclosed above, we are not a party to, and our property is not the subject of, any material legal proceedings.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

LEASES

Operating Leases

We have operating lease agreements for offices and a warehouse facility in Florida, California and Hong Kong expiring in various years through 2025.

We entered into a three-year operating lease agreement, effective October 15, 2022 for our Hong Kong office operations. The lease will expire on October 14, 2025. The base rent payment is fixed at approximately $4,877 per month for the entire term of the lease.

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida. The lease expires on March 31, 2024. The base rent payment is approximately $9,700 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013 in Ontario, California for our logistics operations. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. The renewal base rent payment is approximately $69,277 per month with a 3% increase every 12 months for the remaining term of the extension.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On July 1, 2021, we entered into a long-term capital leasing arrangement with Union Credit Corporation to finance the leasing of a used forklift in the amount of approximately $24,000. The lease requires monthly payments in the amount of approximately $755 per month over a total lease term of 36 months which commenced on July 1, 2021. The agreement has an effective interest rate of 9.9% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of December 31, 2022 and March 31, 2022, the remaining amounts due on this capital leasing arrangement was approximately $13,000 and $18,000, respectively. For the three months ended December 31, 2022 and 2021, the Company incurred interest expense of $342 and $696, respectively. For the nine months ended December 31, 2022 and 2021, the Company incurred interest expense of $1,170 and $696, respectively.

Supplemental balance sheet information related to leases as of December 31, 2022 is as follows:

Assets:
Operating lease - right-of-use assets	$648,323
Finance leases as a component of Property and equipment, net of accumulated depreciation of $4,859	6,692
Liabilities
Current
Current portion of operating leases	$654,883
Current portion of finance leases	8,187
Noncurrent
Operating lease liabilities, net of current portion	$30,422
Finance leases, net of current portion	4,405

Supplemental statement of operations information related to leases for the three and nine months ended December 31, 2022 is as follows:

	Three Months Ended	Nine Months Ended
	December 31 2022	December 31 2022
Operating lease expense as a component of general and administrative expenses	$227,839	$684,926
Finance lease cost
Depreciation of leased assets as a component of depreciation	$1,041	$5,900
Interest on lease liabilities as a component of interest expense	$342	$1,170

Supplemental cash flow information related to leases for the nine months ended December 31, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases		$632,428
Financing cash flow paid for finance leases		$5,633

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	9.5
Finance leases	18.0
Weighted average discount rate
Operating leases	6.25%
Finance leases	9.86%

Scheduled maturities of operating and finance lease liabilities outstanding as of December 31, 2022 are as follows:

Year	Operating Leases	Finance Leases

2023	$674,488	$9,065
2024	30,739	4,533
Total Minimum Future Payments	705,227	13,598

Less: Imputed Interest	19,922	1,006

Present Value of Lease Liabilities	$685,305	$12,592

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

NOTE 9 - STOCK OPTIONS AND WARRANTS

EQUITY INCENTIVE PLAN

On April 12, 2022, our Board of Directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan, or the (the “2022 Plan”). The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors, and independent contractors.

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

The 2022 Plan authorized an aggregate of 233,333 shares of the Company’s common stock available to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors. As of December 31, 2022 we had issued 107,752 common stock options and granted common stock of 15,803 under the 2022 Plan leaving 109,778 shares available for issue.

COMMON STOCK OPTIONS

During the nine months ended December 31, 2022, the Company issued 667, 4,000 and 1,334 stock options, respectively, under the 2022 Plan at an exercise price of $2.35, $8.11 and $7.40 per share, respectively, to directors as compensation for their service.

During the nine months ended December 31, 2022 the Company issued 33,334 and 3,667 stock options, respectively, from the 2022 Plan at an exercise price of $4.00 per share and $8.65 per share to the Company’s officers as incentive compensation for the successful up-listing of the Company’s common stock on the Nasdaq Capital Market and compensation related to their Fiscal 2022 annual incentive plan.

On June 28, 2022 and August 16, 2022, the Company issued 61,750 and 3,000 stock options, respectively, from the 2022 Plan to all employees (excluding Company officers) who had one year or more of service to the Company under an Employee Incentive Plan at an exercise price of $8.11 and $8.65 per share, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For the nine months ended December 31, 2022: expected dividend yield of 0%, risk-free interest rate between 2.63% and 3.21%, respectively with volatility between 166.1% and 176.3% respectively with an expected term of three years.

A summary of stock option activity for the nine months ended December 31, 2022 is summarized below:

	December 31, 2022
	Number of Options	Weighted Average Exercise Price
Stock Options:
Balance at beginning of period	56,343	$9.90
Granted	107,752	$6.83
Forfeited	(2,668)	$5.63
Balance at end of period	161,427	$7.90

Options exercisable at end of period	53,675	$10.05

The following table summarizes information about employee stock options outstanding at December 31, 2022:

Range of Exercise Price	Number Outstanding at December 31, 2022	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2022	Weighted Average Exercise Price
$2.35 - $7.20	58,669	4.1	$5.00	23,334	$6.33
$8.10 - $9.60	81,086	8.9	$8.25	8,669	$7.04
$11.40 - $16.50	21,672	4.3	$14.42	21,672	$14.42
*	161,427			53,675

*	Total number of options outstanding as of December 31, 2022 includes 23,343 options issued to six current and three former directors as compensation, and 73,334 options issued to Company officers as compensation and 64,750 issued to employees as part of an Employee Stock Incentive Plan.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

As of December 31, 2022, there was unrecognized expense of approximately $454,000 remaining on options currently vesting over time with an approximate average of twenty-seven months remaining until these options are fully vested. There was no intrinsic value to vested options as of December 31, 2022.

WARRANTS

In connection with the August 2021 Private Placement disclosed in Note 2 and Note 11, common warrants and pre-funded warrants issued and outstanding as of December 31, 2022 are as follows:

	December 31, 2022
	Number of Common Warrants	Weighted Average Exercise Price	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Warrants:
Warrants outstanding at April 1, 2022	1,155,557	$2.80	561,113	$0.30
Warrants issued	100,000	$5.00	-	5.00
Warrants exercised	(348,406)	$2.80	(561,113)	$0.30
Warrants outstanding at December 31, 2022	907,151	$3.01	-	N/A

Warrants exercisable at December 31, 2022	907,151	$2.80	-	N/A

As of December 31, 2022, the Company’s outstanding warrants by expiration date were as follows:

Number of CommonWarrants	Exercise Price	Expiration Date
807,151	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
907,151

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

Stingray Group Inc. (“Stingray”), a music, media and technology company, participated in the Private Placement and acquired a minority interest in the Company. Stingray is a long-standing business partner with the Company that provides our customers with music content from their library of produced and licensed karaoke content and is now a related party (see Note 14 - Related Party Transactions).

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

NOTE 13 - SEGMENT INFORMATION

Sales to customers outside of the United States for the three months ended December 31, 2022 and 2021 were primarily made by the Macau and Hong Kong subsidiaries in US dollars. Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31,		December 31,
	2022	2021	2022	2021

North America	$7,080,000	$20,997,000	$34,915,000	$43,691,000
Europe	31,000	219,000	331,000	375,000
Australia	-	28,000	670,000	613,000
	$7,111,000	$21,244,000	$35,916,000	$44,679,000

The geographic area of sales was based on the location where the product is delivered.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

NOTE 14 –RELATED PARTY TRANSACTIONS

Stingray is part of the group of investors who participated in the August 2021 Private Placement and acquired a minority interest in the Company. Stingray has designated one Director who served on the Company’s Board of Directors (see Note 11 – August 2021 Private Placement ).

DUE TO/FROM RELATED PARTIES

On December 31, 2022 and March 31, 2022, the Company had amounts due from Stingray of approximately $282,000 and $152,000, respectively for shared revenue from music content provided to our customers from Stingray’s library of produced and licensed karaoke content.

TRADE

The Company has a music subscription sharing agreement with Stingray. For the three months ended December 31, 2022 and 2021 the Company received music subscription revenue of approximately $201,000 and $160,000, respectively. For the nine months ended December 31, 2022 and 2021 the Company received music subscription revenue of approximately $456,000 and $384,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations.

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

Changes in the Company’s reserve for sales returns are presented in the following table:

	Nine Months Ended
	December 31,	December 31,
	2022	2021
Reserve for sales returns at beginning of the year	$990,000	$960,000
Provision for estimated sales returns	3,979,000	4,020,000
Sales returns received	(2,034,000)	(2,058,000)

Reserve for sales returns at end of the period	$2,935,000	$2,922,000

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended December 31, 2022 and 2021 totaled approximately $23,000 and $20,000, respectively. The amounts charged to operations for contributions to this plan and administrative costs during the nine months ended December 31, 2022 and 2021 totaled approximately $58,000 and $55,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 17 - CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At December 31, 2022, approximately 77% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2022, 53% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Unaudited)

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers the loss of which could have an adverse impact on the financial position of the Company. For the three months ended December 31, 2022, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 46%, 32% and 22%, respectively. For the three months ended December 31, 2021, there were five customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 25%, 24%, 17%, 17% and 10%, respectively.

For the nine months ended December 31, 2022, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 46%, 22%, 10% and 10%, respectively. For the nine months ended December 31, 2021, there were four customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 37%, 19%, 16% and 11%, respectively.

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

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including the recent inflation in the United States, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. We are also impacted by our entire supply chain. While we have experienced a significant decrease in container costs for inbound containers due to decreased demand in general, we are continuing to see increases in drayage costs due to cost of fuel increases and other surcharges due to inflation. The cost of labor, employee benefits, pallets and warehouse supplies and other logistics related costs continue to increase at record rates. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales for the three and nine months ended December 31, 2022 and 2021:

	For Three Months Ended		For the Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	81.9%	75.0%	76.5%	77.1%

Gross Profit	18.1%	25.0%	23.5%	22.9%

Operating Expenses
Selling expenses	15.8%	6.6%	7.3%	6.1%
General and administrative expenses	33.7%	10.1%	20.0%	12.0%
Depreciation and amortization	0.7%	0.3%	0.0%	0.4%

Total Operating Expenses	50.1%	17.0%	27.3%	18.5%

(Loss) Income from Operations	-32.1%	8.0%	-3.8%	4.4%

Other (Expenses) Income
Gain - related party	0.0%	0.0%	0.0%	0.0%
Gain from Payroll Protection Plan loan forgiveness	0.0%	0.0%	0.0%	1.0%
Gain from settlement of accounts payable	0.7%	0.0%	0.1%	0.5%
Loss from extinguishment of debt	-2.6%	0.0%	-0.5%	0.0%
Interest expense	-1.0%	-0.7%	-1.2%	-0.8%
Finance costs	-0.2%	0.0%	-0.1%	-0.1%

Total Other (Expenses) Income, net	-3.1%	-0.7%	-1.7%	0.6%

(Loss) Income Before Income Tax (Benefit) Provision	-35.2%	7.3%	-5.5%	5.0%

Income Tax (Benefit) Provision	8.0%	-0.5%	1.3%	-0.6%

Net (Loss) Income	-27.2%	6.8%	-4.2%	4.4%

QUARTER ENDED DECEMBER 31, 2022 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2021

NET SALES

Net sales for the three months ended December 31, 2022 decreased to approximately $7,111,000 from approximately $21,244,000, a decrease of approximately $14,133,000 as compared to the three months ended December 31, 2021. We experienced a decrease in net sales to all of our major customers compared to the three months ended December 31, 2021. The decrease in net sales was largely due to two main factors: (1) our major customers began the holiday season with excess inventory that was held over from the previous year due to late delivery of shipments caused by significant supply chain issues experienced during the end of calendar year 2021 and early 2022 and (2) the news of economic recession, runaway inflation, and interest rate hikes dampened customers’ expectations for the holiday season which resulted in customers taking a very risk-adverse approach to buying and carrying inventory. Most of our customers either did not take some of the inventory they had committed to earlier in the year or required significant co-op promotion incentives on goods sold during the three months ended December 31, 2022. Co-op promotion incentives for the three months ended December 31, 2022 increased to approximately $1,138,000 or 16.0% of net sales as compared to approximately $795,000 or 3.7% of net sales for the three months ended December 31, 2021.

GROSS PROFIT

Gross profit for the three months ended December 31, 2022 decreased to approximately $1,291,000 from approximately $5,309,000 a decrease of approximately $4,018,000 as compared to the three months ended December 31, 2021. The decrease in net sales as explained in Net Sales above accounted for approximately $3,532,000 of the decrease with the remaining decrease due to a decrease in gross profit margin.

Gross profit margin for the three months ended December 31, 2022 was 18.1% compared to 25.0% for the three months ended December 31, 2021, a decrease of 6.9 margin points. Co-op promotion incentives, as explained in Net Sales above, accounted for approximately $342,000 or 4.8 margin points of the gross margin decrease and there was an increase in inventory reserves of approximately $246,000 or 3.5 points of the gross margin decrease. These decreases were offset by approximately $102,000 or 1.5 margin point increase primarily due to lower landed product costs from decreased costs of shipping containers compared to the previous year.

OPERATING EXPENSES

During the three months ended December 31, 2022, total operating expenses decreased to approximately $3,573,000 compared to approximately $3,616,000 during the three months ended December 31, 2021. This represents a decrease in total operating expenses of approximately $43,000 from the three months ended December 31, 2022. There was a decrease in selling expenses of approximately $281,000 primarily due to the decrease in sales as discussed in Net Sales offset by an increase of approximately $240,000 in general and administrative expenses.

General and administrative expenses increased to approximately $2,395,000 during the three months ended December 31, 2022 compared to approximately $2,155,000 during the three months ended December 31, 2021, an increase of approximately $240,000. There was an increase in compensation expense of $400,000 related to a change of control and employment continuation agreement with the Chief Financial Officer. There was an increase in legal and professional expenses of approximately $164,000 which were primarily related to legal and professional costs associated with the arbitration settlement of the alleged employment practice violation lawsuit against a former temporary employee and other regulatory filings. These increases were offset by decreases in bad debt and repair reserves of approximately $388,000 with the remaining variance due to net reductions of other variable expenses.

(LOSS) INCOME FROM OPERATIONS

There was a loss from operations of approximately $2,282,000 for the three months ended December 31, 2022 compared to income from operations of approximately $1,694,000 for the three months ended December 31, 2021. The decrease in income from operations of approximately $3,976,000 was primarily due to the decrease in net sales and gross profit as explained above.

OTHER EXPENSES

Other expenses increased by approximately $55,000 to approximately $220,000 in other expenses for the three months ended December 31, 2022 compared to approximately $165,000 in other expenses, net for the three months ended December 31, 2021. During the three months ended December 31, 2022, there was a fee of approximately $183,000 for exiting the Intercreditor Revolving Credit Facility with Crestmark and IHC (See Note 7 – Financing) that was recorded as a loss from extinguishment of debt. This expense was offset by a decrease in interest expense of approximately $88,000 due to a more favorable interest rate with the new financing arrangement and a gain of approximately $49,000 from the forgiveness of accounts payable by Starlight R&D, Ltd and Starlight Consumer Electronics Co. Ltd. who were former related parties.

INCOME TAXES

For the three months ended December 31, 2022 and 2021, the Company recognized an income tax benefit of approximately $569,000 and an income tax provision of approximately $103,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 24% and 11%, respectively.

NET (LOSS) INCOME

For the three months ended December 31, 2022 there was a net loss of approximately $1,653,000 compared to net income of approximately $1,426,000 for the three months ended December 31, 2021. The decrease in net income was primarily due to the same reasons discussed in (Loss) Income from Operations.

NINE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2021

NET SALES

Net sales for the nine months ended December 31, 2022 decreased to approximately $35,916,000 from approximately $44,679,000, a decrease of approximately $8,763,000 as compared to the nine months ended December 31, 2021. We experienced a decrease in net sales to all of our major customers compared to the nine months ended December 31, 2021. The decrease in net sales was largely due to two main factors: (1) our major customers began the holiday season with excess inventory that was held over from the previous year due to late delivery of shipments caused by significant supply chain issues experienced during the end of calendar year 2021 and early 2022 and (2) the news of economic recession, runaway inflation, and interest rate hikes dampened customers’ expectations for the holiday season which resulted in customers taking a very risk-adverse approach to buying and carrying inventory. Most of our customers either did not take some of the inventory they had committed to earlier in the year or required significant co-op promotion incentives on goods sold during the three months ended December 31, 2022. Co-op promotion incentives for the nine months ended December 31, 2022 increased to approximately $2,158,000 or 6.0% of net sales as compared to approximately $1,805,000 or 4.0% of net sales for the nine months ended December 31, 2021.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2022 decreased to approximately $8,435,000 from approximately $10,215,000 a decrease of approximately $1,780,000 as compared to the same period in the prior year. The decrease in net sales as explained in Net Sales above accounted for approximately $2,003,000 of the decrease offset by an increase in gross profit margin contribution of approximately $223,000.

Gross profit margin for the nine months ended December 31, 2022 was 23.5% compared to 22.9% for the nine months ended December 31, 2021, an increase of 0.6 gross margin points. There were increases in gross profit margin of approximately $1,234,000 or 3.4 margin points due to price increases and decreased landed costs for products due to decreasing costs of shipping container costs. These increases in gross profit margin were offset by gross profit margin decreases of approximately $353,000 or 1.0 margin points due to co-op promotion incentives as explained in Net Sales above and an increase in excess and obsolete inventory reserves of approximately $658,000 or 1.8 margin points of the gross margin decrease.

OPERATING EXPENSES

During the nine months ended December 31, 2022, total operating expenses increased to approximately $9,986,000 compared to approximately $8,261,000 during the nine months ended December 31, 2021. This represents an increase in total operating expenses of approximately $1,725,000 from the nine months ended December 31, 2021. There was an increase of approximately $1,830,000 in general and administrative expenses offset by a decrease in selling expenses of approximately $88,000 primarily due to the decrease in sales as discussed in Net Sales above.

General and administrative expenses increased to approximately $7,183,000 during the nine months ended December 31, 2022 compared to approximately $5,353,000 during the nine months ended December 31, 2021, an increase of approximately $1,830,000. There was an increase in legal, professional, investor relations and stock transfer costs of approximately $601,000 primarily related to the public offering, Nasdaq up-listing, change in control issues, regulatory filings and preparation costs relating to the Credit Agreement with Fifth Third and arbitration settlement of the alleged employment practice violation lawsuit against a former temporary employee. There was an increase in compensation of approximately $517,000 primarily due to compensation for new members of the board of directors, and officers’ and employees’ incentive compensation, new hires as well as merit increases. There was an increase in compensation expense of $400,000 related to a change of control and employment continuation agreement with the Chief Financial Officer. There was an increase in travel expenses of approximately $153,000 which includes the participation in the Consumer Electronics Show in Las Vegas which we had not attended since the beginning of COVID-19. There were inflationary expenses increases of approximately $112,000 in our California warehouse operations with the remaining increase due to other expenses that have increased due to inflation.

(LOSS) INCOME FROM OPERATIONS

There was a loss from operations of approximately $1,551,000 for the nine months ended December 31, 2022 compared to income from operations of approximately $1,954,000 for the nine months ended December 31, 2021. The decrease in income from operations of approximately $3,505,000 was primarily due to the decrease in net sales and gross profit and increase in general and administrative expenses as explained above.

OTHER (EXPENSES) INCOME

Other expenses, net increased by approximately $868,000 to approximately $574,000 in other expenses, net for the nine months ended December 31, 2022 compared to approximately $294,000 in other income, net for the same period ended December 31, 2021. During the nine months ended December 31, 2022, there was a fee of approximately $183,000 for exiting the Intercreditor Revolving Credit Facility with Crestmark and IHC (See Note 7 – Financing) that was recorded as a loss from extinguishment of debt. During the nine months ended December 31, 2022 there was a gain of approximately $49,000 from the forgiveness of accounts payable by Starlight R&D, Ltd and Starlight Consumer Electronics Co. Ltd. who were former related parties. During the nine months ended December 31, 2022, there was an increase in interest expense of approximately $48,000. During the nine months ended December 31, 2021 there was a one-time gain from the forgiveness of the Payroll Protection Plan loan of approximately $448,000 and a gain from the settlement of accounts payable with one of our factories of $236,000 for a previous year’s damaged goods incident.

INCOME TAXES

For the nine months ended December 31, 2022 and 2021 the Company recorded an income tax benefit of approximately $472,000 and an income tax provision of approximately $249,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 24% and 11%, respectively.

NET (LOSS) INCOME

For the nine months ended December 31, 2022 there was a net loss of approximately $1,653,000 compared to net income of approximately $2,000,000 for the same period a year ago. The decrease in net income was primarily due to the same reasons discussed in (Loss) Income from Operations, Other (Expense) Income and Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, the Company had cash on hand of approximately $2,795,000 as compared to cash on hand of approximately $7,375,000 on December 31, 2021. We had working capital of approximately $10,473,000 as of December 31, 2022. Net cash used in operating activities was approximately $2,264,000 for the nine months ended December 31, 2022. During the nine months ended December 31, 2022 there was an increase in accounts receivable of approximately $4,255,000 due to a seasonal increase in net sales and a seasonal decrease in accounts payable of approximately $3,258,000 primarily due to payment of factory invoices. These increases in net cash used in operating activities were offset by a seasonal decrease in inventory of approximately $2,780,000 and an increase in accrued expenses of approximately $1,502,000 primarily due to the increase in co-op promotion incentives granted to customers during the third quarter ended December 31, 2022. There was an increase in reserve for sales returns of approximately $1,945,000 which included an additional reserve of approximately $1,300,000 for anticipated overstock returns from one customer.

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

Net cash used in investing activities for the nine months ended December 31, 2022 was approximately $149,000 as compared to approximately $78,000 used in investing activities for the same period ended a year ago and consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the nine months ended December 31, 2022 was approximately $3,101,000 compared to cash provided by financing activities of approximately $10,170,000 for the same period ended of the prior year. In May 2022, we received net proceeds of approximately $3,363,000 from the public offering we executed in conjunction with our up-listing to Nasdaq as summarized in the next two paragraphs. In addition, during the nine months ended December 31, 2022, we received proceeds of approximately $1,144,000 from the exercise of pre-funded and common stock warrants. All proceeds were used for working capital. In October 2022, we exited our financing facility with Crestmark and IHC and entered into a new financing arrangement with Fifth Third Bank. We incurred an exit fee of approximately $183,000 for early termination of the financing facility with Crestmark and IHC. We used net proceeds of approximately $1,345,000 from the new financing agreement to pay the subordinated debt to a former related party of approximately $353,000, closing costs of approximately $254,000, the remaining used to settle amounts due on the prior financing.

On May 23, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., who acted as the sole underwriter (the “Underwriter”), in a firm commitment underwritten public offering (the “Offering”) pursuant to which the Company sold to the Underwriter 1,000,000 shares (the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”) for gross proceeds of $4,000,000 prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $637,000. The price to the public in the Offering was $4.00 per Share, before underwriting discounts and commissions. The offering closed on May 26, 2022. The Company received net proceeds of approximately $3,363,000 which was used for working capital.

On May 24, 2022, the Company’s Common Stock was approved to list on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital Market on May 24, 2022.

On October 14, 2022 the Company entered into the Credit Agreement with Fifth Third, as Lender replacing the existing credit facilities with Crestmark Bank and Iron Horse Credit that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025.

As of December 31, 2022 the Company was in default under the Credit agreement due to non-compliance with the fixed charge ratio covenant primarily due to the decrease in revenue for the three months ended December 31, 2022 and increased general and administrative expenses. To date, Fifth Third has not taken action to accelerate the Company’s obligations under the Credit Agreement and the Company is currently in negotiations with Fifth Third to obtain a waiver and renegotiate the fixed charge coverage ratio covenant. There can be no assurance that the negotiations will be successful and that Fifth Third will grant the Company a waiver or renegotiate the covenant.

As of this filing there was no outstanding balance on the Credit Agreement.

The Company expects cash flows from operations as well as other financing resources to be adequate to satisfy working capital requirements for at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued. The Company plans to supplement cash flows from operations from several activities and resources including the following:

●	Continue to negotiate remediation of the existing default on the Revolving Credit Facility with Fifth Third.
●	Raise additional cash through equity offering.
●	Utilize “dynamic discount” programs offered by several of the Company’s major customers which allow for accelerated payment of invoices in exchange for an early pay discount.

The Company believes that our cash on hand, working capital (net of cash), cash expected to be generated from our operating forecast, cash expected to be raised with our ATM offering along with the availability of cash from our Credit Agreement with Fifth Third (See Note 7 –FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the date of this report. While the Company is optimistic that it will be successful in these efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, the Company has a continued support letter from its parent company, Ault Alliance, through March 31, 2024.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 11, 2020, a Complaint was filed against the Company’s SMCL subsidiary and various staffing agencies used by SMCL in a Superior Court of San Bernardino County. The complaint alleges an employee of SMCL committed employment practice violations against a former temporary employee not employed by us. Management investigated the allegation and engaged an employment attorney to defend the lawsuit. The complaint sought damages estimated to be no less than $500,000 in money judgement. The case was referred to arbitration and a settlement agreement was negotiated in favor of the plaintiff and settled for $30,000 and the case was dismissed on December 13, 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Employment Agreement by and between the Singing Machine Company, Inc. and Lionel Marquis

31.1*	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: February 21, 2023	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer

